Form 10-Q
period 2003-06-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2003-08-14
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  June 30, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From               to              .

Commission File Number:  0-50316

Grant Park Futures Fund

Limited Partnership

(Exact name of registrant as specified in its charter)

Illinois	36-3596839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Dearborn Capital Management, L.L.C.

550 West Jackson Boulevard, Suite 1300

Chicago, Illinois 60661

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (312) 756-4450

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐   No ☒

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED JUNE 30, 2003

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Statements of Financial Condition

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets

Equity in broker’s trading accounts:
U.S. Government securities, at market value	$2,094,307	$2,093,108
Cash	1,772,340	689,688
Unrealized gain (loss) on open contracts, net	(205,660)	941,073
Deposits with broker	3,660,987	3,723,869

Cash and cash equivalents	17,268,673	12,061,861
Interest receivable	2,403	6,060

Total assets	$20,932,063	$15,791,790

Liabilities and Partners’ Capital

Liabilities
Accrued management fees	$195,542	$131,277
Commissions payable	18,812	23,226
Accrued incentive fees	261,976	98,118
Other accrued expenses	54,431	58,377
Pending partner additions	—	656,033
Redemptions payable	38,122	218,800
Total liabilities	568,883	1,185,831

Partners’ Capital
General Partner (units outstanding June 30, 2003 - 606.46)	673,663	797,315
Limited Partners
Class A (units outstanding June 30, 2003 - 17,725.36)	19,689,517	13,808,644
Class B (units outstanding June 30, 2003 - none)	—	—
Total partners’ capital	20,363,180	14,605,959

Total liabilities and partners’ capital	$20,932,063	$15,791,790

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership

Condensed Schedule of Investments

June 30, 2003

(Unaudited)

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital		Net Unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
U.S. Futures Positions:
Currencies	$59,706	0.3%	$3,949		*%	$63,655	0.3%
Energy	7,912	*	(8,004)		*	(92)	*
Grains	(40,878)	(0.2)	8,687		*	(32,191)	(0.2)
Interest rates	(16,014)	(0.1)	1,794		*	(14,220)	(0.1)
Meats	(10,660)	(0.1)	—		*	(10,660)	(0.1)
Metals	(1,550)	*	14,310	0.1		12,760	0.1
Soft Commodities	—	*	(4,598)		*	(4,598)	*
Stock Indexes	(51,825)	(0.3)	—		*	(51,825)	(0.3)
Total U.S. Futures Positions	(53,309)		16,138			(37,171)

Foreign Futures Positions:
Energy	7,250	*	—		*	7,250	*
Interest rates	(58,884)	(0.3)	(24,075)	(0.1)		(82,959)	(0.4)
Metals	(69,642)	(0.3)	13,309	0.1		(56,333)	(0.2)
Stock indexes	(36,447)	(0.2)	—		*	(36,447)	(0.2)
Total Foreign Futures Positions	(157,723)		(10,766)			(168,489)

	$(211,032)		$5,372			$(205,660)	(1.0)%

* Percentage is less than 0.1% of partners’ capital.

U.S. Government Securities:

Face Value		Value	Percent of Partners’ Capital
$2,100,000	U.S. Treasury Bills, October 30, 2003	$2,094,307	10.3%

	Total U.S. Government Securities (cost $2,090,784)	$2,094,307

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership

Condensed Schedule of Investments

December 31, 2002

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital		Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital		Net Unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
U.S. Futures Positions:
Currencies	$400,410	2.7%		$11,001	0.1%		$411,411	2.8%
Energy	60,150	0.4		—		*	60,150	0.4
Grains	(3,966)		*	19,025	0.1		15,059	0.1
Interest rates	80,481	0.6		—		*	80,481	0.6
Meats	870		*	—		*	870		*
Metals	44,700	0.3		2,638		*	47,338	0.3
Stock Indexes	(15,367)	(0.1)		91,590	0.6		76,223	0.5
Soft Commodities	(9,114)	(0.1)		4,635		*	(4,479)		*
Total U.S. Futures Positions	558,164			128,889			687,053

Foreign Futures Positions:
Energy	1,500		*	4,431		*	5,931		*
Interest rates	278,512	1.9		2,004		*	280,516	1.9
Metals	(10,280)	(0.1)		(41,247)	(0.3)		(51,527)	(0.4)
Stock indexes	5,804		*	13,296	0.1		19,100	0.1
Total Foreign Futures Positions	275,536			(21,516)			254,020

	$833,700			$107,373			$941,073	6.4%

* Percentage is less than 0.1% of partners’ capital.

U.S. Government Securities:

Face Value		Value	Percent of Partners’ Capital
$1,400,000	U.S. Treasury Bills, January 30, 2003	$1,395,553	9.6%
700,000	U.S. Treasury Bill, March 20, 2003	697,555	4.8%

	Total U.S. Government Securities (cost, including accrued interest - $2,093,108)	$2,093,108

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership

Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

Income
Trading gains (losses)
Realized	$2,783,227	$1,114,496	$4,069,437	$631,923
Change in unrealized	(97,896)	502,525	(1,146,733)	656,854

Net gains from trading	2,685,331	1,617,021	2,922,704	1,288,777

Interest income	50,127	43,006	96,582	82,962

Total income	2,735,458	1,660,027	3,019,286	1,371,739

Expenses
Commissions	151,170	120,130	262,266	240,699
Management fees	195,542	109,926	362,414	218,085
Incentive fees	261,976	45,733	330,003	45,816
Operating expenses	82,360	63,935	122,106	88,194

Total expenses	691,048	339,724	1,076,789	592,794

Net income	$2,044,410	$1,320,303	$1,942,497	$778,945

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership

Statements of Changes in Partners’ Capital

				Limited Partners			Limited Partners
	General Partner			Class A			Class B
	Number of Units		Amount	Number of Units		Amount	Number of Units		Amount	Total Amount

Partners’ capital, December 31, 2002		*	$797,315		*	$13,808,644		*	$—	$14,605,959

Contributions		*	—		*	4,161,879		*	—	4,161,879
Redemptions		*	(200,000)		*	(20,000)		*	—	(220,000)
Net income (loss)	—		9,146	—		(111,059)	—		—	(101,913)

Partners’ capital, March 31, 2003 (Unaudited)	606.46		606,461	17,839.47		17,839,464	—		—	18,445,925

Contributions	—		—	—		—	—		—	—
Redemptions	—		—	(114.11)		(127,155)	—		—	(127,155)
Net income	—		67,202	—		1,977,208	—		—	2,044,410

Partners’ capital, June 30, 2003 (Unaudited)	606.46		$673,663	17,725.36		$19,689,517	—		$—	$20,363,180

Net asset value per unit at April 1, 2003 (Unaudited)										$1,000.00

Net asset value per unit at June 30, 2003 (Unaudited)										$1,110.81

Increase in net asset value per asset for the period April 1 to June 30, 2003 (Unaudited)										$110.81

*            The Fund converted its “Interests” to units effective April 1, 2003, with all existing Limited Partners at that date converting to Class A units.  The financial results will be presented on a unitized basis from that date.

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1.                                  Nature of Business and Significant Accounting Policies

Basis of presentation:  The accompanying June 30, 2003 and 2002 unaudited financial statements of Grant Park Futures Fund Limited Partnership (the Partnership) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included.

Operating results of the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report for the year ended December 31, 2002.

Offerings of Securities and Use of Proceeds:  On June 30, 2003, the Securities and Exchange Commission declared effective the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-104317), pursuant to which the Partnership registered for public offering $20,000,000 in aggregate amount of Class A Limited Partnership Units and $180,000,000 in aggregate amount of Class B Limited Partnership Units.  Also as of June 30, 2003, the Partnership adopted the Third Amended and Restated Limited Partnership Agreement.

Class A Limited Partnership Units and Class B Limited Partnership Units will be publicly offered at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month.  The proceeds of the offering are deposited in the Partnership’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with the Partnership’s trading policies and its trading advisors’ respective trading strategies.

Through February 28, 2003, the Partnership issued and sold its limited partnership interests in an offering exempt under the Securities Act of 1933, as amended (the Securities Act) pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.  Similar reliance was placed on available exemptions from securities qualification requirements under applicable state securities laws.  The recipients of securities in such offering made representations as to their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, as to their ability to hold such securities indefinitely and generally, as to their qualification as accredited investors under the Securities Act and Regulation D promulgated thereunder.  Further, such securities were restricted as to their transferability.

Note 2.                                  General Partner and Related Party Transactions

Dearborn Capital Management, L.L.C. is the General Partner of the Partnership.  The General Partner shall at all times, so long as it remains a general partner of the Partnership, own Units in the Partnership:  (i) in an amount sufficient, in the opinion of counsel for the Partnership, for the Partnership to be taxed as a partnership rather than as an association taxable as a corporation; and (ii) during such time as the Units are registered for sale to the public, in an amount at least equal to the greater of: (a) 1% of all capital contributions of all Partners to the Partnership; or (b) $25,000; or such other amount satisfying the requirements then imposed by the NASAA Guidelines.  Further, during such time as the Units are registered for sale to the public, the General Partner shall, so long as it remains a general partner of the Partnership, maintain a net worth (as such term may be defined in the NASAA Guidelines) at least equal to the greater of: (i) 5% of the total capital contributions of all partners and all limited partnerships to which it is a general partner (including the Partnership) plus 5% of the Units being offered for sale in the Partnership; or (ii) $50,000; or such other amount satisfying the requirements then imposed by the NASAA Guidelines.  In no event, however, shall the General Partner be required to maintain a net worth in excess of $1,000,000 or such other maximum amount satisfying the requirements then imposed by the NASAA Guidelines.

The Partnership pays the General Partner a management fee of 2 percent per annum of the Partnership net assets, as defined.  This fee, which is accrued monthly and paid quarterly, amounted to $101,333 and $56,626 for the three months ended June 30, 2003 and 2002, respectively, and $187,874 and $112,509 for the six months ended June 30, 2003 and 2002, respectively. The General Partner may, in its sole discretion, waive or reduce the management fee it is otherwise entitled to receive from any or all Limited Partners.

Note 3.                                  Commodity Trading Advisors

The Partnership has entered into advisory contracts with Rabar Market Research, Inc., EMC Capital Management, Inc., and Eckhardt Trading Co. to be the Partnership’s commodity trading advisors.  The Advisors receive a quarterly management fee ranging from 1 percent to 2.5 percent per annum of the Partnership’s month-end allocated net assets, which amounted to fees of $94,209 and $53,300 for the three months ended June 30, 2003 and 2002, respectively, and $174,540 and $105,576 for the six months ended June 30, 2003 and 2002, respectively.  The trading advisors also receive a quarterly incentive fee ranging from 20 percent to 26 percent of the new trading profits on the allocated net assets of the trading advisor, which amounted to fees of $261,976 and $45,733 for the three months ended June 30, 2003 and 2002, respectively, and $330,003 and $45,816 for the six months ended June 30, 2003 and 2002, respectively.

Note 4.                                  Financial Highlights

The following financial highlights reflect activity related to the Partnership.  Total return is based on the change in value during the period of a theoretical investment made at the beginning of each calendar month during the year.  Individual investor’s ratios may vary from these ratios based on various factors, including and among others, the timing of capital transactions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

Total return	11.08%	12.20%	11.67%	6.98%

Ratios as a percentage of average net assets:
Interest income **	1.04%	1.59%	1.09%	1.50%
Expenses **	14.29%	12.59%	12.19%	10.74%

** Annualized

The interest income and total expense ratios above are computed based upon the weighted average net assets of the Partnership for the three months and six months ended June 30, 2003 and 2002 (annualized).

Note 5.                                  Trading Activities and Related Risks

The Partnership engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, and forward contracts (collectively, derivatives).  These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy.  The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

The purchase and sale of futures and options on futures contracts require margin deposits with futures commission merchants (FCMs).  Additional deposits may be necessary for any loss on contract value.  The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.  A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements.  In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than the total of cash and other property deposited.

Net trading results from derivatives for the three months and six months ended June 30, 2003 and 2002 are reflected in the statements of operations.  Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contract, and forward contracts.

For derivatives, risks arise from changes in the market value of the contracts.  Theoretically, the Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.  As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.  Written options expose the Partnership to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid.

In addition to market risk, in entering into commodity interest contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund.  The counterparty for futures and options on futures contracts traded in the United States and on most non-U.S. futures exchanges is the clearinghouse associated with such exchange.  In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk.

In cases where the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward contracts, over-the-counter options contracts or swap contracts, which are traded on the interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a clearinghouse backed by a group of financial institutions; thus, there likely will be greater counterparty credit risk.  The Partnership trades only with those counterparties that it believes to be creditworthy.  All positions of the Partnership are valued each day on a mark-to-market basis.  There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Partnership.

The general partner has established procedures to actively monitor and minimize market and credit risks.  The limited partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Grant Park is a multi-advisor commodity pool organized to pool assets of its investors for purposes of investing those assets in U.S. and international commodity futures and forward contracts and other commodity interests, including options contracts on futures, forwards and commodities, spot contracts, swap contracts and security futures.  The commodities underlying these contracts may include stock indices, interest rates, currencies or physical commodities, such as agricultural products, energy products or metals.  Grant Park has been in continuous operation since it commenced trading on January 1, 1989.  Grant Park’s general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C., an Illinois limited liability company.  The managing member of Dearborn Capital Management, L.L.C. is Dearborn Capital Management, Ltd., an Illinois corporation whose sole shareholder is David M. Kavanagh.

Grant Park invests through independent professional commodity trading advisors retained by the general partner.  Presently, Rabar Market Research, Inc., EMC Capital Management, Inc. and Eckhardt Trading Company, or ETC, serve as Grant Park’s commodity trading advisors.  As of June 30, 2003, the general partner allocated Grant Park’s net assets among the trading advisors as follows:  38% to Rabar, 29% to EMC and 33% to ETC.  A fourth trading advisor, Graham Capital Management, L.P., is expected to begin trading in the third quarter of 2003.

On June 30, 2003, the SEC declared effective Grant Park’s Registration Statement on Form S-1 through which it registered up to $20 million in aggregate amount of Class A limited partnership units and $180 million in aggregate amount of Class B limited partnership units.  Pursuant to the Registration Statement, Class A Limited Partnership Units and Class B Limited Partnership Units are publicly offered on a continuous basis at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month.  The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Capital Resources

Grant Park plans to raise additional capital only through the sale of units pursuant to the continuous offering and does not intend to raise any capital through borrowing.  Due to the nature of Grant Park’s business, it will make no capital expenditures and will have no capital assets that are not operating capital or assets.

Liquidity

Most U.S. futures exchanges limit fluctuations in some futures and options contract prices during a single day by regulations referred to as daily price fluctuation limits or daily limits. During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent Grant Park from promptly liquidating unfavorable positions and subject Grant Park to substantial losses that could exceed the margin initially committed to those trades. In addition, even if futures or options prices do not move to the daily limit, Grant Park may not be able to execute trades at favorable prices, if little trading in the contracts is taking place. Other than these limitations on liquidity, which are inherent in Grant Park’s futures and options trading operations, Grant Park’s assets are expected to be highly liquid.

Results Of Operations

Grant Park’s net return, which consists of Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the year ended December 31, 2002 was approximately 15.3%.  The net asset value at December 31, 2002 was approximately $14.6 million.  The net asset value at June 30, 2003 was approximately $20.4 million and at June 30, 2002 was approximately $12.2 million.

The table below sets forth Grant Park’s trading gains or losses by sector for the three and six month periods ended June 30, 2003 and 2002.

	% Gain (Loss)
	Three Months Ended June 30		Six Months Ended June 30
Sector	2003	2002	2003	2002
Interest Rates	7.5%	(1.2)%	8.3%	(1.5)%
Currencies	6.4	15.4	9.9	12.7
Stock Indices	2.2	1.4	0.7	0.0 **
Energy	(0.5)	(1.6)	2.3	0.2
Agriculturals	0.2	1.0	(1.1)	1.2
Metals	(0.7)	(0.2)	(1.3)	(0.3)
Softs	(0.4)	0.0 *	(1.1)	(0.6)
Miscellaneous	(0.1)	0.3	(0.3)	0.2
Total	14.6%	15.1%	17.4%	11.9%

*              less than 0.1% loss.

**           less than 0.1% gain.

Three months ended June 30, 2003 compared to three months ended June 30, 2002

For the three months ended June 30, 2003, Grant Park had a positive return of approximately 11.1%.  Approximately 14.6% resulted from trading gains, and approximately 0.3% was due to interest income.  These gains were offset by approximately 3.8% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.  For the same period in 2002, Grant Park had a positive return of approximately 12.2%.  Approximately 15.1% resulted from trading gains and approximately 0.4% was due to interest income.  An offset of approximately 3.3% was the result of brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

For the first six months of 2003, Grant Park had a positive return of approximately 11.7%.  Approximately 17.4% resulted from trading gains, and approximately 0.5% was due to interest income.  These gains were offset by approximately 6.2% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.  For the same period in 2002, Grant Park had a positive return of approximately 7.0%.  Approximately 11.9% resulted from trading gains, and 0.7% was due to interest income.  An offset of approximately 5.6% was the result of brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2003

Key trading developments for Grant Park during the first six months of 2003 included the following:

January was a positive month for Grant Park, as it earned a net return of approximately 2.72%.  The most profitable position for the month was short the U.S. dollar against global currencies.  Geopolitical worries were the primary cause of the U.S. currency’s decline, as the U.S. continued to prepare for military action in Iraq.  These concerns, as well as a continued Venezuelan oil strike and extended cold weather in the U.S. also led to firm energy prices, which was profitable for Grant Park’s long energy positions.  Other profits were made via gold and European interest rate positions.  Losses were incurred in the soybean complex, which declined in response to a Department of Agriculture report showing higher-than-expected U.S. production levels. Additional losses were incurred in U.S. equity and interest rate markets, which fell amid the growing likelihood of war with Iraq.

February was a strong positive month for Grant Park, as it earned a net return of approximately 5.77%.  Energy was the leading sector as natural gas posted a 25-month high near the end of the month due to unreasonably cold weather and inventory depletion. The rest of the energy sector pushed higher amid supply concerns due to the increased probability of a U.S.-led invasion of Iraq.  These war concerns also spurred safe-haven buying of U.S. and European government debt prices, which proved to be profitable for Grant Park.  Losses for the month were incurred in gold, the British pound and cocoa.

Grant Park posted a significant loss in March due to the launch of the war with Iraq, earning a negative net return of 7.47%.  Previously profitable long positions in the energy sector experienced a sharp reversal, as crude oil dropped 24% in only six trading sessions.  Natural gas fell rapidly alongside crude oil, leading to further losses. Established trends in the government debt and currency sectors also reversed, forcing liquidations of long-held positions. Grant Park was able to make some profits in the 10-year Japanese government bond, U.S. and European interest rate futures, the Canadian dollar and the South African rand.

Performance for Grant Park was positive during the month of April, with a net return of 2.57%.  A long soybean position proved profitable as the U.S. Department of Agriculture estimated that domestic physical stocks would reach a seven-year low before the present crop is harvested in the fall.  The rally was also fueled by speculation that aggressive planting of corn may reduce the acreage available for soybeans, which would further exacerbate the existing supply concerns.  Profits were also garnered in stock indices, as the U.S.-led military campaign in Iraq came to a quick conclusion.  Losses for the month were incurred in cotton, which declined amid fears that the spread of SARS in China, the largest purchaser of U.S. exports, could result in substantially reduced demand.  Additional losses were incurred in corn, which fell as favorable weather conditions in the midwest caused the planting of the U.S. crop to accelerate.

Grant Park had an exceptionally strong month in May as Grant Park produced a net return of 9.68%.  In the bond market, so-called bull-flattening trades, involving the purchase of long maturities and the sale of short ones in belief the long issues will rally, were a developing trend.  The federal reserve expressed concern that the economy was more at risk to deflationary rather than inflationary pressures, which further triggered the rally in the long-end of the yield curve.  Gains were also made via short positions in the U.S. dollar as Treasury Secretary Snow made comments perceived to be supportive of a weak U.S. dollar policy.  The Euro in particular showed strength, reaching a four year high against the dollar.  Losses for the month were in corn, as prices reversed when excessive rain early in the month gave way to more favorable planting conditions later in the month.  The Japanese yen produced additional losses, which fell as a decrease in industrial production led to new recession fears for the Japanese economy.

June proved to be a challenging month for the managed futures industry generally and Grant Park in particular.  For June, Grant Park earned a negative net return of 1.26%.  Sharp reversals in the bond market proved costly for most managers.  Grant Park suffered additional losses in the European currencies as both the Euro and Swiss franc fell against the U.S. dollar amid evidence of an improving U.S. economy and the Federal Reserve’s decision to cut interest rates by only a quarter-point rather than the point many market participants had expected.  Natural gas also led to losses as the Energy Department reported record growth in the U.S. inventory levels due to moderate weather throughout the U.S. and historically high prices.  Some losses were offset by profits in the Nikkei, which rallied amid hopes that an economic recovery in the U.S. would lead to increased consumer demand for Japanese exports.  Additional profits were earned in the S&P 500 as assets moved out of bonds and into stocks.

Six months ended June 30, 2002

Key trading developments during the first six months of 2002 included the following:

January produced a negative net return for Grant Park of approximately 0.87%.  The Enron and Global Crossing bankruptcies took a toll on the U.S. equities markets, which were already under pressure resulting in a difficult start to the new year.  The international picture was no better as Japan continued to struggle economically and the political situation in Argentina led to instability in South America.  On the positive side, U.S. consumer spending continued to be robust. Grant Park posted a small loss for January, largely as a result of volatility in the global currency markets.  Energy and short stock index positions contributed small gains.

February continued the trend of high market volatility resulting in a negative net return for Grant Park of approximately 5.95%.  Losses were generated specifically in the British pound and short sterling as the Bank of England reported a surge in inflation.  Additional losses were generated in short positions in the Japanese government bond as the Bank of Japan continued to inject cash into the ailing economy by buying an unprecedented amount of bonds.

March resulted in the first positive month of the year for Grant Park as long positions in the energy complex and soybeans both proved profitable.  Grant Park’s net return for the month was approximately 2.26%.  Energy rallied as tensions in the Middle East intensified sparking fears of supply disruptions.  Soybeans rallied due to a deal between the United States and China regarding the exporting of genetically modified crops from the United States to China, which is the single largest soybean customer of the United States.

April was a negative month for Grant Park as the crude oil market proved exceptionally volatile.  Grant Park earned a negative net return for the month of approximately 3.07%.  While firm diplomacy by the United States eased tensions in the Middle East, the situation in Venezuela was becoming less predictable as President Hugo Chavez returned to office in a political reversal after being ousted just a few days earlier.  Profitable positions in the U.S. dollar helped offset some of the losses incurred in the energy markets.

Grant Park experienced solid gains in May as the U.S. dollar slipped sharply amidst renewed terror threats and weaker stocks.  Net return for May was approximately 5.17%.  The U.S. dollar weakened unilaterally around the globe, hitting an eight-month low against the Euro and slipping against every major currency.  Grant Park also profited in gold as the precious metal soared to its highest level since June 2000 on dollar worries, heightened tensions in Kashmir and floundering equity markets.

June produced the first double-digit profitable month for Grant Park since the Long Term Capital Management and Russian debacles of 1998, as Grant Park earned a net return of approximately 10.07%.  Equity markets around the world were dramatically affected as accounting irregularities were uncovered at several public corporations.  Several large companies warned that earnings would not meet expectations, which further accelerated the decline back to the lows seen after September 11, 2001.  The U.S. dollar also fell, posting a twenty-seven-month low against the Euro and a seven-month low against the yen.  Grant Park benefited from these trades as well as unrelated positions in long cotton and short coffee.  Losses were incurred in gold, Canadian dollars and soybean oil.

Critical Accounting Policies

Grant Park’s only critical accounting policy is the valuation of its investments. The substantial majority of the investments are exchange-traded contracts, valued based upon exchange settlement prices. The remainder of its investments are non-exchange-traded contracts with valuation of those investments based on third-party quoted dealer values on the Interbank market. With the valuation of the investments easily obtained, there is little or no judgment or uncertainty involved in the valuation of investments, and accordingly, it is unlikely that materially different amounts would be reported under different conditions using different but reasonably plausible assumptions.

Off-Balance Sheet Risk

Off-balance sheet risk refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. Grant Park trades in futures and other commodity interest contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts Grant Park faces the market risk that these contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the commodity interest positions of Grant Park at the same time, and if Grant Park were unable to offset positions, Grant Park could lose all of its assets and the limited partners would realize a 100% loss. Grant Park minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 25%. All positions of Grant Park are valued each day on a mark-to-market basis.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Introduction

Grant Park is a speculative commodity pool.  The market sensitive instruments held by it are acquired for speculative trading purposes, and all or a substantial amount of Grant Park’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to Grant Park’s business.

Market movements result in frequent changes in the fair market value of Grant Park’s open positions and, consequently, in its earnings and cash flow. Grant Park’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, market prices for base and precious metals, energy complexes and other commodities, the diversification effects among Grant Park’s open positions and the liquidity of the markets in which it trades.

Grant Park rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance. Grant Park’s current trading advisors all employ trend-following strategies that rely on sustained movements in price. Erratic, choppy, sideways trading markets and sharp reversals in movements can materially and adversely affect Grant Park’s results. Grant Park’s past performance is not necessarily indicative of its future results.

Value at risk is a measure of the maximum amount that Grant Park could reasonably be expected to lose in a given market sector in a given day. However, the inherent uncertainty of Grant Park’s speculative trading and the recurrence in the markets traded by Grant Park of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated value at risk or Grant Park’s experience to date. This risk is often referred to as the risk of ruin. In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that Grant Park’s losses in any market sector will be limited to value at risk or by Grant Park’s attempts to manage its market risk. Moreover, value at risk may be defined differently as used by other commodity pools or in other contexts.

Materiality, as used in this section, is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of Grant Park’s market sensitive instruments.

The following quantitative and qualitative disclosures regarding Grant Park’s market risk exposures contain forward-looking statements. All quantitative and qualitative disclosures in this section are deemed to be forward-looking statements, except for statements of historical fact and descriptions of how Grant Park manages its risk exposure. Grant Park’s primary market risk exposures, as well as the strategies used and to be used by its trading advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of Grant Park’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of Grant Park. Grant Park’s current market exposure and/or risk management strategies may not be effective in either the short- or long-term and may change materially.

Quantitative Market Risk

Trading Risk

Grant Park’s approximate risk exposure in the various market sectors traded by its trading advisors is quantified below in terms of value at risk.  Due to Grant Park’s mark-to-market accounting, any loss in the fair value of Grant Park’s open positions is directly reflected in Grant Park’s earnings, realized or unrealized.

Exchange maintenance margin requirements have been used by Grant Park as the measure of its value at risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 5% to 99% of any one-

day interval. The maintenance margin levels are established by brokers, dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component that is not relevant to value at risk.

In the case of market sensitive instruments that are not exchange-traded, including currencies and some energy products and metals in the case of Grant Park, the margin requirements for the equivalent futures positions have been used as value at risk. In those cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

In the case of contracts denominated in foreign currencies, the value at risk figures include foreign currency margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to Grant Park, which is valued in U.S. dollars, in expressing value at risk in a functional currency other than U.S. dollars.

In quantifying Grant Park’s value at risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category’s aggregate value at risk. The diversification effects resulting from the fact that Grant Park’s positions are rarely, if ever, 100% positively correlated have not been reflected.

Value At Risk By Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of June 30, 2003 and December 31, 2002 and the trading gains/losses by market category for the six months ended June 30, 2003 and the year ended December 31, 2002. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of June 30, 2003, Grant Park’s net asset value was approximately $20.4 million. As of December 31, 2002, Grant Park’s net asset value was approximately $14.6 million.

As of June 30, 2003

Market Sector	Value at Risk	% of Total Capitalization
Interest Rates	$318,013	1.6%
Currencies	394,842	1.9
Stock Indices	426,274	2.1
Energy	75,988	0.4
Agriculturals	77,722	0.4
Metals	133,033	0.7
Softs	71,200	0.3
Total	$1,497,072	7.4%

As of December 31, 2002

Market Sector	Value at Risk	% of Total Capitalization

Interest Rates	$739,385	5.1%
Currencies	275,815	1.9
Energy	231,441	1.6
Stock Indices	145,977	1.0
Agriculturals	33,000	0.6
Metals	93,182	0.2
Softs	25,150	0.2
Total	$1,544,151	10.6%

Material Limitations On Value At Risk As An Assessment Of Market Risk

The face value of the market sector instruments held by Grant Park is typically many times the applicable maintenance margin requirement, which generally range between approximately 1% and 10% of contract face value, as well as many times the capitalization of Grant Park. The magnitude of Grant Park’s open positions creates a risk of ruin not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause Grant Park to incur severe losses over a short period of time. The value at risk table above, as well as the past performance of Grant Park, gives no indication of this risk of ruin.

Non-Trading Risk

Grant Park has non-trading market risk on its foreign cash balances not needed for margin. However, these balances, as well as the market risk they represent, are immaterial. Grant Park also has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. Treasury bills and Treasury repurchase agreements. The market risk represented by these investments is also immaterial.

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of June 30, 2003, by market sector.

Interest Rates

Interest rate risk is the principal market exposure of Grant Park. Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability. Grant Park’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, Grant Park also takes futures positions on the government debt of smaller nations, such as Australia. The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.

Currencies

Exchange rate risk is a significant market exposure of Grant Park. Grant Park’s currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.

Energy

Grant Park’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. As of June 30, 2003, Grant Park had little exposure in the energy market.

Stock Indices

Grant Park’s primary equity exposure is to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, and Australia. The stock index futures contracts currently traded by Grant Park are generally limited to futures on broadly based indices, although Grant Park may trade narrow-based stock index futures contracts in the future. As of June 30, 2003, Grant Park’s primary exposures were in the S&P 500 (U.S.A.), NASDAQ (U.S.A.), Nikkei (Japan) and DAX (Germany) stock indices. Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Metals

Grant Park’s metals market exposure is to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. Gold, silver and copper accounted for Grant Park’s primary metal exposure as of June 30, 2003.

Agricultural / Softs

Grant Park’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, sugar and coffee accounted for the bulk of Grant Park’s commodity exposure as of June 30, 2003.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of June 30, 2003.

Foreign Currency Balances

Grant Park’s primary foreign currency balances are in Japanese yen, British pounds, Euros and Australian dollars. The trading advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control Grant Park’s nontrading risk.

Cash Management

Grant Park maintains a substantial portion ranging from approximately 75% to 95% of its available assets in Treasury bills held at the clearing broker or in Treasury repurchase agreements purchased at Harris Trust & Savings Bank and Horizon Cash Management, LLC. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on Grant Park’s cash management income.

Managing Risk Exposure

The general partner monitors and controls Grant Park’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which Grant Park is subject.

The general partner monitors Grant Park’s performance and the concentration of its open positions and consults with the trading advisors concerning Grant Park’s overall risk profile. If the general partner felt it necessary to do so, the general partner could require the trading advisors to close out individual positions as well as enter positions traded on behalf of Grant Park. However, any intervention would be a highly unusual event. The general partner primarily relies on the trading advisors’ own risk control policies while maintaining a general supervisory overview of Grant Park’s market risk exposures. The trading advisors apply their own risk management policies to their trading. The trading advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The trading advisors’ research of risk management often suggests ongoing modifications to their trading programs.

As part of the general partner’s risk management, the general partner periodically meets with the trading advisors to discuss their risk management and to look for any material changes to the trading advisors’ portfolio balance and trading techniques. The trading advisors are required to notify the general partner of any material changes to their programs.

General

From time to time, certain regulatory or self-regulatory organizations have proposed increased  margin requirements on futures contracts. Because Grant Park generally will use a small percentage of assets as margin, Grant Park does not believe that any increase in margin requirements, as proposed, will have a material effect on Grant Park’s operations.

Item 4.  Controls and Procedures

The general partner carried out an evaluation, under the supervision and with the participation of the general partner’s management, including its Chief Executive Officer and Chief Financial Officer, of the design and operation of Grant Park’s disclosure controls and procedures.  Based on this evaluation, the general partner’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, Grant Park’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by Grant Park in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II- OTHER INFORMATION

Item 2.         Changes in Securities and Use of Proceeds

On June 30, 2003, the Securities and Exchange Commission declared effective Grant Park’s Registration Statement on Form S-1 (Reg. No. 333-104317), pursuant to which Grant Park registered for public offering $20,000,000 in aggregate amount of Class A Limited Partnership Units and $180,000,000 in aggregate amount of Class B Limited Partnership Units.  Also as of June 30, 2003, Grant Park adopted the Third Amended and Restated Limited Partnership Agreement, which included modifications required under the Guidelines for the Registration of Commodity Pool Programs promulgated by the North American Securities Administrators Association, Inc. and requested by various state securities regulators in connection with Grant Park’s public offering.  As the Registration Statement was not declared effective until June 30, 2003, Grant Park did not sell any units or therefore incur expenses associated with the sale of any units during the quarter ended June 30, 2003.

Class A Limited Partnership Units and Class B Limited Partnership Units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month.  The close of business on July 31, 2003 marked the initial closing date of the public offering.  The lead selling agents for the offering are UBS Financial Services Inc., A.G. Edwards & Sons, Inc. and Fahnestock & Co. Inc.  On the initial closing date, the Class A Limited Partnership Units were offered at a price of $1,105.35 per unit and the Class B Limited Partnership Units were offered at a price of $1,000 per unit.  The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Item 6.         Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: August 14, 2003	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)