Form 10-Q
period 2003-09-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2003-11-14
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  September 30, 2003

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐   No ☒

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED September 30, 2003

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Statements of Financial Condition

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets

Equity in broker’s trading accounts:
U.S. Government securities, at market value	$2,798,017	$2,093,108
Cash	1,720,400	689,688
Unrealized gain (loss) on open contracts, net	1,738,274	941,073
Deposits with broker	6,256,691	3,723,869

Cash and cash equivalents	34,216,540	12,061,861
Interest receivable	994	6,060

Total assets	$40,474,225	$15,791,790

Liabilities and Partners’ Capital

Liabilities
Brokerage commission payable	$180,269	$—
Accrued management fees	—	131,277
Commissions payable	—	23,226
Accrued incentive fees	114,812	98,118
Other accrued expenses	50,685	58,377
Pending partner additions	10,750,422	656,033
Redemptions payable	—	218,800
Total liabilities	11,096,188	1,185,831

Partners’ Capital
General Partner (units outstanding September 30, 2003 - 606.46)	672,514	797,315
Limited Partners
Class A (units outstanding September 30, 2003 - 20,639.30)	22,887,248	13,808,644
Class B (units outstanding September 30, 2003 - 5,807.38)	5,818,275	—
Total partners’ capital	29,378,037	14,605,959

Total liabilities and partners’ capital	$40,474,225	$15,791,790

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership

Condensed Schedule of Investments

September 30, 2003

(Unaudited)

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net Unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
U.S. Futures Positions:
Currencies	$715,603	2.4%	$(140,694)	(0.5)%	$574,909	2.0%
Energy	675	*	(34,504)	(0.1)	(33,829)	(0.1)
Grains
11/03 Soybeans	331,163	1.1	—	*	331,163	1.1
Grains – Other	418,455	1.4	30,075	0.1	448,530	1.5
Interest rates	184,384	0.6	(24,266)	(0.1)	160,118	0.5
Meats	(13,480)	*	—	*	(13,480)	*
Metals	45,405	0.2	—	*	45,405	0.2
Soft Commodities	332,565	1.1	(10,825)	*	321,740	1.1
Stock Indexes	(73,729)	(0.3)	6,463	*	(67,266)	(0.2)
Total U.S. Futures Positions	1,941,041		(173,751)		1,767,290

Foreign Futures Positions:
Energy	—		(3,650)	*	(3,650)	*
Interest rates	158,514	0.5	(113,038)	(0.4)	45,476	0.2
Metals	80,611	0.3	(9,044)	*	71,567	0.2
Stock indexes	(170,277)	(0.6)	22,341	0.1	(147,936)	(0.5)
Soft Commodities	—		5,527	*	5,527	*
Total Foreign Futures Positions	68,848		(97,864)		(29,016)

	$2,009,889		$(271,615)		$1,738,274	5.9%

* Percentage is less than 0.1% of partners’ capital.

U.S. Government Securities:

Face Value		Value	Percent of Partners’ Capital
$2,800,000	U.S. Treasury Bills, October 30, 2003	$2,798,017	9.5%
	Total U.S. Government Securities (cost, including accrued interest - $2,798,017)	$2,798,017

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership

Condensed Schedule of Investments

December 31, 2002

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital		Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital		Net Unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
U.S. Futures Positions:
Currencies	$400,410	2.7%		$11,001	0.1%		$411,411	2.8%
Energy	60,150	0.4		—		*	60,150	0.4
Grains	(3,966)		*	19,025	0.1		15,059	0.1
Interest rates	80,481	0.6		—		*	80,481	0.6
Meats	870		*	—		*	870		*
Metals	44,700	0.3		2,638		*	47,338	0.3
Stock Indexes	(15,367)	(0.1)		91,590	0.6		76,223	0.5
Soft Commodities	(9,114)	(0.1)		4,635		*	(4,479)		*
Total U.S. Futures Positions	558,164			128,889			687,053

Foreign Futures Positions:
Energy	1,500		*	4,431		*	5,931		*
Interest rates	278,512	1.9		2,004		*	280,516	1.9
Metals	(10,280)	(0.1)		(41,247)	(0.3)		(51,527)	(0.4)
Stock indexes	5,804		*	13,296	0.1		19,100	0.1
Total Foreign Futures Positions	275,536			(21,516)			254,020

	$833,700			$107,373			$941,073	6.4%

* Percentage is less than 0.1% of partners’ capital.

U.S. Government Securities:

Face Value		Value	Percent of Partners’ Capital
$1,400,000	U.S. Treasury Bills, January 30, 2003	$1,395,553	9.6%
700,000	U.S. Treasury Bill, March 20, 2003	697,555	4.8%

	Total U.S. Government Securities (cost, including accrued interest - $2,093,108)	$2,093,108

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership

Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

Income
Trading gains (losses)
Realized	$(1,390,464)	$2,203,250	$2,678,973	$2,835,172
Change in unrealized	1,943,934	(479,294)	797,201	177,561

Net gains from trading	553,470	1,723,956	3,476,174	3,012,733

Interest income	44,576	49,234	141,158	132,196

Total income	598,046	1,773,190	3,617,332	3,144,929

Expenses
Brokerage commission	334,707	—	334,707	—
Commissions	45,157	81,992	307,423	322,692
Management fees	65,478	129,262	427,892	347,347
Incentive fees	114,812	125,936	444,814	171,752
Operating expenses	51,804	50,836	173,910	139,029

Total expenses	611,958	388,026	1,688,746	980,820

Net income/(loss)	$(13,912)	$1,385,164	$1,928,586	$2,164,109

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership

Statements of Changes in Partners’ Capital

				Limited Partners			Limited Partners
	General Partner			Class A			Class B
	Number of Units		Amount	Number of Units		Amount	Number of Units		Amount	Total Amount

Partners’ capital, December 31, 2002		*	$797,315		*	$13,808,644		*	$—	$14,605,959

Contributions		*	—		*	4,161,879		*	—	4,161,879
Redemptions		*	(200,000)		*	(20,000)		*	—	(220,000)
Net income (loss)	—		9,146	—		(111,059)	—		—	(101,913)

Partners’ capital, March 31, 2003 (Unaudited)	606.46		606,461	17,839.47		17,839,464	—		—	18,445,925

Contributions	—		—	—		—	—		—	—
Redemptions	—		—	(114.11)		(127,155)	—		—	(127,155)
Net income	—		67,202	—		1,977,208	—		—	2,044,410

Partners’ capital, June 30, 2003 (Unaudited)	606.46		$673,663	17,725.36		$19,689,517	—		$—	$20,363,180

Contributions	—		—	2,996.35		3,316,470	5,807.38		5,812,765	9,129,235
Redemptions	—		—	(82.41)		(91,227)	—		—	(91,227)
Offering Costs	—		—	—		(3,763)	—		(5,476)	(9,239)
Net income	—		(1,149)	—		(23,749)	—		10,986	(13,912)
Partners’ capital, September 30, 2003 (Unaudited)	606.46		672,514	20,639.30		22,887,248	5,807.38		5,818,275	29,378,037

Net asset value per unit at April 1, 2003 for A Units & at August 1, 2003 for B Units (Unaudited)						$1,000.00			$1,000.00

Net asset value per unit at September 30, 2003 (Unaudited)						$1,108.92			$1,001.88

Increase in net asset value per asset for the period April 1 to September 30, 2003 for A Units and for the period August 1 to September 30, 2003 for B Units (Unaudited)						$108.92			$1.88

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

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1.                                  Nature of Business and Significant Accounting Policies

Basis of presentation:  The accompanying September 30, 2003 and 2002 unaudited financial statements of Grant Park Futures Fund Limited Partnership (the Partnership) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial condition and results of operations of the Partnership for the periods presented have been included.

Operating results of the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report for the year ended December 31, 2002.

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

Effective August 1, 2003, the Partnership pays the General Partner a brokerage commission up to 8.1% per annum of the Partnership net assets, as defined.  The charge, which is accrued monthly amounted to $334,707 for the two months ended September 30, 2003.  Included in the brokerage commission of $334,707 is $220,107 of fees paid to the General Partner and its selling agents, $68,433 of management fees paid to commodity trading advisors and $46,167 of commissions paid to the broker.

Prior to August 1, 2003, the Partnership paid the General Partner a management fee of 2 percent per annum of the Partnership net assets, as defined.  This fee, which was accrued monthly and paid quarterly, amounted to $33,876 and $65,508 for the three months ended September 30, 2003 and 2002, respectively, and $221,750 and $178,017 for the nine months ended September 30, 2003 and 2002, respectively.

The General Partner may, in its sole discretion, waive or reduce the management fee it is otherwise entitled to receive from any or all Limited Partners.

Note 3.                                  Commodity Trading Advisors

The Partnership has entered into advisory contracts with Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Co. and Graham Capital Management, L.P. to be the Partnership’s commodity trading advisors (the “Advisors”).  Effective August 1, 2003, the Advisors receive a quarterly management fee ranging from 1 percent to 2 percent per annum of the Partnership’s month-end allocated net assets, which amounted to fees of $68,433 for the two months ended September 30, 2003.

Prior to the change on August 1, 2003, the Advisors received a quarterly management fee ranging from 1 percent to 2.5 percent per annum of the Partnership’s month-end allocated net assets, which amounted to fees of $31,602 and $63,754 for the three months ended September 30, 2003 and 2002, respectively and $206,142 and $169,329 for the nine months ended September 30,2003 and 2002, respectively.

Additionally, the Advisors receive a quarterly incentive fee ranging from 20 percent to 24 percent of the new trading profits on the allocated net assets of the Advisor, which amounted to fees of $114,812 and $125,936 for the three months ended September 30, 2003 and 2002, respectively, and $444,814 and $171,752 for the nine months ended September 30, 2003 and 2002, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

Total return – A Units	(0.17)%	11.41%	11.47%	19.18%
Total return – B Units***	0.19%	N/A	0.19%	N/A
Ratios as a percentage of average net assets:
Interest income **	0.85%	1.57%	1.00%	1.53%
Expenses **	11.79%	12.39%	12.04%	11.33%

** Annualized

*** B Units began trading on August 1, 2003.

The interest income and total expense ratios above are computed based upon the weighted average net assets of the Partnership for the three months and six months ended September 30, 2003 and 2002 (annualized).

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

Net trading results from derivatives for the three months and nine months ended September 30, 2003 and 2002 are reflected in the statements of operations.  Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contract, and forward contracts.

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

Note 6.  Subsequent Capital Contributions and Withdrawals

From October 1, 2003 to November 12, 2003, there were contributions and redemptions totaling approximately $11,006,000 and $71,000, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Grant Park is a multi-advisor commodity pool organized to pool assets of its investors for purposes of investing those assets in U.S. and international commodity futures and forward contracts and other commodity interests, including options contracts on futures, forwards and commodities, spot contracts, swap contracts and security futures.  The commodities underlying these contracts may include stock indices, interest rates, currencies or physical commodities, such as agricultural products, energy products or metals.  Grant Park has been in continuous operation since it commenced trading on January 1, 1989.  Grant Park’s general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C., an Illinois limited liability company.  The managing member of Dearborn Capital Management, L.L.C. is Dearborn Capital Management, Ltd., an Illinois corporation whose sole shareholder is David M. Kavanagh.`

Grant Park invests through independent professional commodity trading advisors retained by the general partner.  Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Company, or ETC, and Graham Capital Management, L.P., serve as Grant Park’s commodity trading advisors.  Graham Capital Management, L.P. began trading on September 1, 2003.  As of September 30, 2003, the general partner allocated Grant Park’s net assets among the trading advisors as follows:  30% to Rabar, 25% to EMC, 26% to ETC and 19% to Graham.

On June 30, 2003, the SEC declared effective Grant Park’s Registration Statement on Form S-1 through which it registered up to $20 million in aggregate amount of Class A limited partnership units and $180 million in aggregate amount of Class B limited partnership units.  Pursuant to the Registration Statement, Class A Limited Partnership Units and Class B Limited Partnership Units are publicly offered on a continuous basis at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month.  The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.  Class B Limited Partnership Units began trading on August 1, 2003 and were offered at a price of $1,000.00 per unit.

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

Results Of Operations

Grant Park’s net return, which consists of Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the year ended December 31, 2002 was approximately 15.3%.  The net asset value at December 31, 2002 was approximately $14.6 million.  The net asset value at September 30, 2003 was approximately $29.4 million and at September 30, 2002 was approximately $13.4 million.

The table below sets forth Grant Park’s trading gains or losses by sector for the three and nine month periods ended September 30, 2003 and 2002.

	% Gain (Loss)
	Three Months Ended September 30		Nine Months Ended September 30
Sector	2003	2002	2003	2002
Interest Rates	0.2%	12.1%	8.7%	11.5%
Currencies	0.2	(2.3)	10.6	10.9
Stock Indices	0.7	1.2	1.5	1.2
Energy	(1.2)	1.0	1.0	1.2
Agriculturals	2.3	3.5	0.9	5.0
Metals	(0.3)	(0.5)	(1.6)	(0.8)
Softs	0.1	(0.8)	(0.9)	(1.4)
Miscellaneous	0.2	(0.1)	(0.1)	0.1
Total	2.2%	14.1%	20.1%	27.7%

*              less than 0.1% loss.

**           less than 0.1% gain.

Three months ended September 30, 2003 compared to three months ended September 30, 2002

For the three months ended September 30, 2003, Grant Park had a negative return of approximately 0.2%.  Approximately 2.2% resulted from trading gains, and approximately 0.2% was due to interest income.  These gains were offset by approximately 2.6% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.  For the same period in 2002, Grant Park had a positive return of approximately 11.4%.  Approximately 14.1% resulted from trading gains and approximately 0.4% was due to interest income.  An offset of approximately 3.1% was the result of brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

For the first nine months of 2003, Grant Park had a positive return of approximately 11.5% for the A Units and 0.2% for the B Units.  Approximately 20.1% resulted from trading gains, and approximately 0.7% was due to interest income.  These gains were offset by approximately 9.3% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.  For the same period in 2002, Grant Park had a positive return of approximately 19.2%.  Approximately 27.7% resulted from trading gains, and 1.1% was due to interest income.  An offset of approximately 9.6% was the result of brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2003

Key trading developments for Grant Park during the first nine months of 2003 included the following:

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

Grant Park experienced a modest loss for July, with a net loss of 0.49%.  The month was highlighted by very few significant losses or gains in any one particular market or sector.  The currency sector however, was our worst performer with significant losses occurring in Japanese yen trading as choppy markets led to reversals in our short positions just before the Bank of Japan, or BOJ, announced they would not allow a strong yen to continue.  The BOJ sold 30 Billion yen in July, making it the largest monthly intervention on record.  Additional losses were incurred in New Zealand, Australian and Canadian dollars as well as the British pound and Euro currency.  Profits were generated in long positions in Stock Indices including the Nikkei, DAX, NASDAQ and the Taiwanese stock index.  The entire global stock index sector continued to climb because of a mix of better than expected economic statistics, rising corporate earnings and an improved outlook for the U.S. economy.

August performance was slightly positive with Grant Park posting a 0.19% return for A Units and 0.12% for B Units.  Upbeat economic data here in the U.S. led to a surge in global stock prices and supported the U.S. dollar against most major currencies.  Profits were generated in global stock indices, as the Dow Jones posted its sixth straight monthly gain.  This increasing confidence in the U.S. markets led to strength abroad, particularly in the Asian markets.  The improving economic picture in the U.S. also led to gains in both long dollar positions and short short-term global fixed income positions.  Losses were incurred in both the base and precious metals with long positions in zinc proving the most costly.  Zinc prices fell in response to an increase in warehouse inventories.  Additional losses were incurred in soybean oil.

September was another slightly positive month for Grant Park, wrapping up a quiet quarter.  Grant Park’s net return for A Units was 0.13% and 0.06% for B Units.  The Grant Park’s diversification across market sectors and across trading managers played a role this month in Grant Park’s slightly positive performance.  Positions in agriculturals and softs proved profitable, while positions in the financial and energy sectors generated losses.  Three of our four traders posted modest profits while one (Graham) posted a net loss.  Our most profitable trades were in long positions in the soy complex, cotton and the Japanese yen.  Losses were incurred in the fixed income sector and the energy sector.

Nine months ended September 30, 2002

Key trading developments during the first nine months of 2002 included the following:

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

For the third consecutive month, Grant Park enjoyed solid gains in July.  The most significant gains were generated in U.S. and European interest rate futures, stock indices, grains and the British pound.  Some losses were generated by the rebound of the U.S. dollar and in volatility in soft commodities.

In August, Grant Park posted another profitable month making for four consecutive months of positive performance.  Long positions in Japanese government bonds and U.S. interest rate futures accounted for a substantial portion of the gains as investors repositioned money away from the world’s equity markets.  Corn and wheat were also profitable as poor weather conditions caused the Department of Agriculture to reduce its crop yield forecasts, resulting in prices reaching four and one half year highs.  Losses in August stemmed from reversals in the currency and stock index sectors.

September was the fifth consecutive profitable month for Grant Park.  Once again, long positions in U.S. interest rate futures produced positive returns as a wave of negative economic data renewed speculation that the Federal Reserve would respond with another round of interest rate cuts.  Additional profits were made in energy, global stock indices and British interest rate futures.  Japanese government bonds and the yen produced losses for Grant Park in September as the Japanese government indicated it might begin large-scale intervention in order to weaken the currency and stimulate the domestic economy.

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

Exchange maintenance margin requirements have been used by Grant Park as the measure of its value at risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 5% to 99% of any one-day interval. The maintenance margin levels are established by brokers, dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component that is not relevant to value at risk.

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

Value At Risk By Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of September 30, 2003 and December 31, 2002 and the trading gains/losses by market category for the nine months ended September 30, 2003 and the year ended December 31, 2002. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of September 30, 2003, Grant Park’s net asset value was approximately $29.4 million. As of December 31, 2002, Grant Park’s net asset value was approximately $14.6 million.

As of September 30, 2003

Market Sector	Value at Risk	% of Total Capitalization
Interest Rates	$871,790	3.0%
Currencies	749,388	2.5
Stock Indices	506,914	1.7
Energy	234,304	0.8
Agriculturals	279,503	1.0
Metals	338,119	1.1
Softs	203,063	0.7
Total	$3,183,081	10.8%

As of December 31, 2002

Market Sector	Value at Risk	% of Total Capitalization
Interest Rates	$739,385	5.1%
Currencies	275,815	1.9
Energy	231,441	1.6
Stock Indices	145,977	1.0
Agriculturals	33,000	0.6
Metals	93,182	0.2
Softs	25,150	0.2
Total	$1,544,151	10.6%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of September 30, 2003, by market sector.

Interest Rates

Interest rate risk is the principal market exposure of Grant Park. Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability. Grant Park’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, Grant Park also takes futures positions on the government debt of smaller nations, such as Australia. The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of September 30, 2003, Grant Park’s interest rate exposure was a mix of both long and short positions in a variety of G-7 countries.

Currencies

Exchange rate risk is a significant market exposure of Grant Park. Grant Park’s currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of September 30, 2003, Grant Park was positioned to benefit from the effects of a weakening dollar against most major and minor currencies.

Energy

Grant Park’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. As of September 30, 2003, Grant Park had a mild exposure in the energy market with a slight short bias.

Stock Indices

Grant Park’s primary equity exposure is to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, and Australia. The stock index futures contracts currently traded by Grant Park are generally limited to futures on broadly based indices, although Grant Park may trade narrow-based stock index futures contracts in the future. As of September 30, 2003, Grant Park’s primary exposures were in the S&P 500 (U.S.A.), NASDAQ (U.S.A.), Nikkei (Japan) and DAX (Germany) stock indices. Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Metals

Grant Park’s metals market exposure is to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. Gold, silver, copper, nickel and lead accounted for Grant Park’s primary metal exposure as of September 30, 2003.

Agricultural / Softs

Grant Park’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, cotton, wheat and coffee accounted for the bulk of Grant Park’s long commodity exposure while Grant Park continued to hold short positions in corn and sugar as of September 30, 2003.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of September 30, 2003.

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

Item 4.  Controls and Procedures

The general partner carried out an evaluation, under the supervision and with the participation of the general partner’s management, including its principal executive officer and principal financial officer, of the design and operation of Grant Park’s disclosure controls and procedures.  Based on this evaluation, the general partner’s principal executive officer and principal financial officer concluded that, as of September 30, 2003, Grant Park’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by Grant Park in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

There was no change in Grant Park's internal control over financial reporting in the quarter ended September 30, 2003 that has materially affected or is reasonably likely to materially affect Grant Park's control over financial reporting.

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

Class A Limited Partnership Units and Class B Limited Partnership Units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month.  The close of business on July 31, 2003 marked the initial closing date of the public offering.  The lead selling agents for the offering are UBS Financial Services Inc., A.G. Edwards & Sons, Inc. and Fahnestock & Co. Inc.  On the initial closing date, the Class A Limited Partnership Units were offered at a price of $1,105.35 per unit with 876.20 units being sold and the Class B Limited Partnership Units were offered at a price of $1,000 per unit with 1,414.14 units being sold.  As of the close of business on August 31, 2003, the Class A Limited Partnership Units were offered at $1,107.45 with 2,120.15 units being sold and the Class B Limited Partnership Units were offered at $1,001.23 with 4,393.24 units being sold and as of the close of business on September 30, 2003, the Class A Limited Partnership Units were offered at $1,108.92 with 3,589.60 units being sold and the Class B Limited Partnership Units were offered at $1,001.88 with 6,757.15 units being sold.  Expenses incurred in connection with the organization and offering of the units, which are paid by the general partner and then reimbursed by Grant Park on a monthly basis (with such reimbursement limited to 0.1% annually of the net asset value of the Class A Units and 0.9% annually of the Class B Units) amounted to a total of approximately $9,300.00 for the period.  The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

	31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: November 14, 2003	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)