Form 10-K
period 2003-12-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2004-03-30
CIK 845698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                         Commission File Number 0-50316

                   GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)

                 ILLINOIS                                       36-3546839
       (State or other jurisdiction                         (I.R.S. Employer
     of incorporation or organization)                    Identification Number)

 C/O DEARBORN CAPITAL MANAGEMENT, L.L.C.                           60661
  550 WEST JACKSON BOULEVARD, SUITE 1300                        (Zip Code)
            CHICAGO, ILLINOIS
(Address of Principal Executive Offices)

                                 (312) 756-4450
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                        CLASS A LIMITED PARTNERSHIP UNITS
                        CLASS B LIMITED PARTNERSHIP UNITS
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         As of the last business day of the Registrant's most recent completed second fiscal quarter, the aggregate market value of the Class A units outstanding and held by non-affiliates was $20,363,180. There were no Class B units outstanding as of this date.

         As of December 31, 2003, there were 27,983.16 Class A Limited Partnership Units and 31,586.19 Class B Limited Partnership Units issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus dated March 30, 2004 included within the Registration Statement on Form S-1 (File No. 333-113297) are incorporated by reference into Part I of this Form 10-K.

                                                           TABLE OF CONTENTS

                                                                                                               PAGE
                                                                PART I

ITEM 1.           BUSINESS.......................................................................................1
ITEM 2.           PROPERTIES.....................................................................................4
ITEM 3.           LEGAL PROCEEDINGS..............................................................................4
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................4

                                                                PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................4
ITEM 6.           SELECTED FINANCIAL DATA........................................................................5
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........5
ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................14
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................19
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........19
ITEM 9A.          CONTROLS AND PROCEDURES.......................................................................19

                                                               PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................20
ITEM 11.          EXECUTIVE COMPENSATION........................................................................21
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
                  MATTERS.......................................................................................22
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................23
ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES........................................................23

                                                               PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..............................24

INDEX TO FINANCIAL STATEMENTS..................................................................................F-1

SIGNATURES


                                     PART I

ITEM 1.           BUSINESS

         Grant Park Futures Fund Limited Partnership, which is referred to in this report as Grant Park, is a multi-advisor commodity pool organized to pool assets of investors for the purpose of investing those assets in U.S. and international futures and forward contracts, options contracts and other interests in commodities. Grant Park, which is not registered as a mutual fund under the Investment Company Act of 1940, has been in continuous operation since January 1989. It is managed by its general partner, Dearborn Capital Management, L.L.C., and invests through independent professional commodity trading advisors.

         Grant Park has been organized to pool assets of investors for the purpose of trading in the U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities. In trading on these markets, Grant Park may employ futures and forward contracts, security futures contracts, options contracts and other interests in commodities. Grant Park's general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C., an Illinois limited liability company. The limited partnership agreement requires the general partner to own units in Grant Park in an amount at least equal to the greater of (1) 1% of the aggregate capital contributions of all limited partners or (2) $25,000, during any time that units in Grant Park are publicly offered for sale. The managing member of Dearborn Capital Management, L.L.C. is Dearborn Capital Management, Ltd., an Illinois corporation whose sole shareholder is David M. Kavanagh.

         Dearborn Capital Management, L.L.C., along with its managing member and predecessor as general partner and commodity pool operator, Dearborn Capital Management Ltd., has had management responsibility for Grant Park since its inception. The general partner has been registered as a commodity pool operator and a commodity trading advisor under the Commodity Exchange Act and has been a member of the NFA since December 1995. Dearborn Capital Management Ltd., which served as Grant Park's general partner, commodity pool operator and sponsor from 1989 through 1995, was registered as a commodity pool operator between August 1988 and March 1996 and as a commodity trading advisor between September 1991 and March 1996 and was a member of the NFA between August 1988 and March 1996.

         Grant Park invests through independent professional commodity trading advisors retained by the general partner. Presently, Rabar Market Research, Inc., EMC Capital Management, Inc., Graham Capital Management, L.P. and Eckhardt Trading Company, or ETC, serve as Grant Park's commodity trading advisors. As of December 31, 2003, the general partner allocated Grant Park's net assets among the trading advisors as follows: 32% to Rabar, 27% to EMC, 20% to ETC and 21% to Graham Capital Management, L.P. Each of the trading advisors employs technical and trend-following trading strategies through proprietary trading programs, in an effort to achieve capital appreciation while controlling risk and volatility. As of December 31, 2003, Grant Park had a net asset value of approximately $67.4 million and 1,691 limited partners. As of the close of business on December 31, 2003, the net asset value per unit of the Class A units was $1,194.03, and the net asset value of the Class B units was $1,076.59. Since its inception and through February 28, 2003, Grant Park offered its beneficial interests exclusively to qualified investors on a private placement basis. Effective June 30, 2003, Grant Park began publicly offering both Class A and Class B units for sale.

         There have been no material administrative, civil or criminal actions within the past five years against the general partner or its principals and no such actions currently are pending.

         Grant Park has been trading continuously since January 1989. Since its inception and through February 28, 2003, Grant Park offered its beneficial interests exclusively to qualified investors on a private placement basis. Grant Park converted its interests to units effective April 1, 2003, with all existing limited partners at that date converting to Class A units with a price of $1,000 per unit. Effective June 30, 2003, Grant Park registered up to an aggregate of $200 million of Class A and Class B units pursuant to a Registration Statement on Form S-1 (File No. 333-104317), and began publicly offering both Class A and Class B units for sale. Class B units began trading on August 1, 2003 and were offered at a price of $1,000 per unit. Grant Park subsequently registered up to an additional $200 million in aggregate of Class A and Class B units for sale on a Registration Statement on Form S-1 (File No. 333-113297) on March 30, 2004 (the "Registration Statement"). Since July 1, 2003, the Fund has raised approximately $172,426,315 of new capital through March 30, 2004, and is continuing to offer up to an additional $227,500,000 of units pursuant to the Registration Statement, on a continuous basis at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. The proceeds of the offering are deposited in Grant Park's bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park's trading policies and its trading advisors' respective trading strategies.

         The affairs of Grant Park will be wound up and Grant Park will be liquidated upon the happening of any of the following events (1) expiration of Grant Park's term on December 31, 2027, (2) a decision by the limited partners to liquidate Grant Park, (3) withdrawal or dissolution of the general partner and the failure of the limited partners to elect a substitute general partner to continue Grant Park, or (4) assignment for the benefit of creditors or adjudication of bankruptcy of the general partner or appointment of a receiver for or seizure by a judgment creditor of the general partner's interest in Grant Park.

REGULATION

         Under the Commodity Exchange Act, as amended (the "Act"), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). The National Futures Association (the "NFA"), a registered futures association under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers." The Act requires "commodity pool operators," and "commodity trading advisors" such as Dearborn Capital Management, L.L.C., and commodity brokers or "futures commission merchants" such as Grant Park's commodity brokers to be registered and to comply with various reporting and recordkeeping requirements. Dearborn Capital Management L.L.C. and Grant Park's commodity brokers are members of the NFA. The CFTC may suspend a commodity pool operator's or trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Act or rules and regulations promulgated thereunder. In the event Dearborn Capital Management L.L.C.'s registration as a commodity pool operator or commodity trading advisor were terminated or suspended, Dearborn Capital Management L.L.C. would be unable to continue to manage the business of Grant Park. Should Dearborn Capital Management L.L.C.'s registration be suspended, termination of Grant Park might result.

         In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including Grant Park, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. Grant Park also trades in dealer markets for forward and swap contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, Grant Park trades on foreign commodity exchanges, which are not subject to regulation by any United States government agency.

OPERATIONS

         A description of the business of Grant Park, including trading approaches, rights and obligations of the unitholders, compensation arrangements and fees and expenses is contained in the prospectus included in Pre-effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-113297) (the "Prospectus") under the sections captioned "Summary," "Risk Factors," "The General Partner," "The Trading Advisors," "Conflicts of Interest" and "Fees and Expenses," and such description is incorporated herein by reference from the Prospectus.

         Grant Park trades in U.S. and international futures and forward contracts and other interests in commodities, including options contracts on futures, forwards and commodities, spot contracts, swap contracts and security futures contracts. The commodities underlying these contracts may include stock indices, interest rates, currencies, or physical commodities, such as agricultural products, energy products or metals. A brief description of Grant Park's main types of investments is set forth below.

         o A futures contract is a standardized contract traded on an exchange that calls for the future delivery of a specified quantity of a commodity at a specified time and place.

         o A forward contract is an individually negotiated contract between principals, not traded on an exchange, to buy or sell a specified quantity of a commodity at or before a specified date at a specified price.

         o An option on a futures contract, forward contract or a commodity gives the buyer of the option the right, but not the obligation, to buy or sell a futures contract, forward contract or a commodity, as applicable, at a specified price on or before a specified date. Options on futures contracts are standardized contracts traded on an exchange, while options on forward contracts and commodities, referred to collectively in this prospectus as over-the-counter options, generally are individually negotiated, principal-to-principal contracts not traded on an exchange.

         o A spot contract is a cash market transaction in which the buyer and seller agree to the immediate purchase and sale of a commodity, usually with a two-day settlement. Spot contracts are not uniform and not exchange-traded.

         o A swap contract generally involves an exchange of a stream of payments between the contracting parties. Swap contracts generally are not uniform and not exchange-traded.

         o A security futures contract is a futures contract on a single equity security or narrow-based stock index. Security futures contracts are relatively new financial instruments, having only begun trading in the United States in November 2002. Security futures contracts are exchange-traded. A trading advisor generally may choose to trade security futures contracts for Grant Park's account if the trading advisor determines that the market for the particular contract is sufficiently liquid and that trading the contract is consistent with the trading advisor's trading program.

         For convenience and unless otherwise specified, futures contracts, forward contracts, options contracts and all other commodity interests collectively will be referred to as commodity interests.

ITEM 2.           PROPERTIES

         Grant Park does not own or use any physical properties in the conduct of its business. Its assets currently consist of U.S. and international futures and forward contracts and other interests in commodities, including options contracts on futures, forwards and commodities, spot contracts, swap contracts and security futures contracts. Grant Park's main office is located at 550 West Jackson Boulevard, Suite 1300, Chicago, Illinois 60661.

ITEM 3.           LEGAL PROCEEDINGS

         Grant Park is not a party to any pending material legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         Neither the Class A units nor the Class B units of Grant Park are publicly traded. Both Class A and Class B units may be transferred or redeemed subject to the conditions imposed by the Third Amended and Restated Limited Partnership Agreement. As of December 31, 2003, there were 296 and 1,395 holders of Class A units and Class B units, respectively, and 27,983.16 Class A units and 31,586.19 Class B units outstanding.

         Dearborn Capital Management L.L.C. has sole discretion in determining what distributions, if any, Grant Park will make to its unitholders. Dearborn Capital Management L.L.C. has not made any distributions as of the date hereof.

         Class A and Class B units are being offering on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. Sales of the Class A units and Class B units during the forth quarter 2003 were as follows:

         UNITS                   OCTOBER           NOVEMBER           DECEMBER
--------------------------      ----------        ----------         -----------
CLASS A UNITS
   Units sold.............       3,589.604         2,377.518          1,486.008
   Net asset value........      $1,136.840        $1,126.441         $1,194.027
CLASS B UNITS
   Units Sold.............       6,757.130         8,089.677         10,932.006
   Net asset value........      $1,026.415        $1,016.346         $1,076.592

         The proceeds of the offering are deposited in Grant Park's bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park's trading policies and its trading advisors' respective trading strategies.

ITEM 6.           SELECTED FINANCIAL DATA

         The selected financial information for the years ended December 31, 2003, 2002, 2001 and 2000 is taken from the financial statements of Grant Park audited by McGladrey & Pullen, LLP. The selected financial information for the year ended December 31, 1999 is taken from the financial statements of Grant Park audited by Taglia and Associates. On March 10, 2003, the general partner engaged the accounting firm of McGladrey & Pullen, LLP as Grant Park's independent accountants. McGladrey & Pullen replaced Taglia and Associates, Grant Park's previous accountants. In addition to auditing Grant Park's financial statements for the fiscal years ended December 31, 2003 and 2002, McGladrey & Pullen also reaudited Grant Park's financial statements for the fiscal years ended December 31, 2001 and 2000.

         You should read this information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes included elsewhere in this report. Results from past periods are not necessarily indicative of results that may be expected for any future period.

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------------------------------------
                                  -----------     -----------     -----------     -----------     -----------
                                      2003            2002            2001            2000            1999
                                  -----------     -----------     -----------     -----------     -----------

Total assets..................    $87,861,740     $15,791,790     $12,218,595     $14,015,746     $18,856,264
Total partners' capital.......     67,418,046      14,605,959      11,567,075      12,086,390      17,356,543
Gains (losses) from trading...     10,149,161       2,971,464       1,570,432       1,512,800        (992,966)
Interest income...............        247,863         173,351         399,709         797,560         895,199
Total expenses................      4,080,495       1,356,610       1,149,598       1,239,549       1,707,851
Net income (loss).............      6,316,529       1,788,205         820,543       1,070,811      (1,805,618)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Grant Park is a multi-advisor commodity pool organized to pool assets of its investors for purposes of investing those assets in U.S. and international commodity futures and forward contracts and other commodity interests, including options contracts on futures, forwards and commodities, spot contracts, swap contracts and security futures. The commodities underlying these contracts may include stock indices, interest rates, currencies or physical commodities, such as agricultural products, energy products or metals. Grant Park has been in continuous operation since it commenced trading on January 1, 1989. Grant Park's general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C., an Illinois limited liability company. The managing member of Dearborn Capital Management, L.L.C. is Dearborn Capital Management, Ltd., an Illinois corporation whose sole shareholder is David M. Kavanagh.

         Grant Park invests through independent professional commodity trading advisors retained by the general partner. Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Company, or ETC, and Graham Capital Management, L.P., serve as Grant Park's commodity trading advisors. As of December 31, 2003, the general partner allocated Grant Park's net assets among the trading advisors as follows: 32% to Rabar, 27% to EMC, 20% to ETC and 21% to Graham.

CRITICAL ACCOUNTING POLICIES

         Grant Park's only critical accounting policy is the valuation of its assets invested in U.S. and international futures and forward contracts, options contracts and other interests in commodities. The substantial majority of these investments are exchange-traded contracts, valued based upon exchange settlement prices. The remainder of its investments are non-exchange-traded contracts with valuation of those investments based on third-party quoted dealer values on the Interbank market. With the valuation of the investments easily obtained, there is little or no judgment or uncertainty involved in the valuation of investments, and accordingly, it is unlikely that materially different amounts would be reported under different conditions using different but reasonably plausible assumptions.

RESULTS OF OPERATIONS

         Grant Park's returns, which are Grant Park's trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the year ended December 31, 2003, were 20.0% for Class A units and 7.7% for Class B units, and for the years ended December 31, 2002 and 2001 were 15.3% and 7.0%, respectively. Grant Park's total net asset value at December 31, 2003, 2002 and 2001 was $67.4 million, $14.6 million and $11.6 million, respectively.

         The table below sets forth Grant Park's trading gains or losses by sector for each of the years ended December 31, 2003, 2002 and 2001.

                                                        % GAIN (LOSS)
                                               --------------------------------
                                                   YEAR ENDED DECEMBER 31,
                                               --------------------------------
                 SECTOR                         2003         2002         2001
------------------------------------------     ------       ------       ------
Interest Rates............................       6.3%        10.1%        10.2%
Currencies................................      17.9         14.6          1.2
Stock Indices.............................       3.6         (0.1)         4.7
Energy....................................      (0.2)         1.6         (2.3)
Agriculturals.............................       1.7          4.7         (0.3)
Meats.....................................      (0.3)          --           --
Metals....................................       4.3         (2.0)         0.5
Softs.....................................      (0.4)        (1.9)        (0.6)
Miscellaneous.............................       1.5         (1.8)        (0.1)
                                                ----         ----         ----
   Total..................................      34.4%        25.2%        13.3%
                                                ====         ====         ====

YEAR ENDED DECEMBER 31, 2003

         The most significant factor affecting Grant Park's performance in 2003 was the dramatic fall in the value of the U.S. dollar. Virtually every currency rallied against the dollar. Grant Park maintained short positions in the U.S. dollar against most other major currencies throughout the year. This sector was the largest contributor to Grant Park's profitability during the year. Grant Park also maintained long positions in global fixed income markets throughout the year. As a result, interest rates also significantly contributed to Grant Park's performance, as most central banks around the globe continued to ease monetary policy in an effort to spur economic growth. These efforts also resulted in a strong performance in the global equity markets, which also benefited Grant Park's long equity positions, particularly in the U.S. Finally, long positions in base and precious metals posted significant gains in 2003, as precious metals rallied as the U.S. dollar fell, and base metal prices surged amidst strong demand from China, as it strives to build an entire manufacturing and residential infrastructure.

         For the year ended December 31, 2003, Grant Park had a positive return of approximately 20.0% for the Class A units and 7.7% for the Class B units. On a combined basis prior to expenses, approximately 34.4% resulted from trading gains and approximately 0.9% was due to interest income. These gains are offset by approximately 15.3% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park. An analysis of the 34.4% trading gains by sector is as follows:

                   SECTOR                             % GAIN (LOSS)
---------------------------------------------         -------------
Interest Rates...............................             6.3%
Currencies...................................            17.9
Stock Indices................................             3.6
Energy.......................................            (0.2)
Agriculturals................................             1.7
Meats........................................            (0.3)
Metals.......................................             4.3
Softs........................................            (0.4)
Miscellaneous................................             1.5
                                                         ----
   Total.....................................            34.4%
                                                         ====

         January was a positive month for Grant Park, as it earned a net return of approximately 2.72%. The most profitable position for the month was short the U.S. dollar against global currencies. Geopolitical worries were the primary cause of the U.S. currency's decline, as the U.S. continued to prepare for military action in Iraq. These concerns, as well as a continued Venezuelan oil strike and extended cold weather in the U.S. also led to firm energy prices, which was profitable for Grant Park's long energy positions. Other profits were made via gold and European interest rate positions. Losses were incurred in the soybean complex, which declined in response to a Department of Agriculture report showing higher-than-expected U.S. production levels. Additional losses were incurred in U.S. equity and interest rate markets, which fell amid the growing likelihood of war with Iraq.

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

         June proved to be a challenging month for the managed futures industry generally and Grant Park in particular. For June, Grant Park earned a negative net return of 1.26%. Sharp reversals in the bond market proved costly for most managers. Grant Park suffered additional losses in the European currencies as both the Euro and Swiss franc fell against the U.S. dollar amid evidence of an improving U.S. economy and the Federal Reserve's decision to cut interest rates by only a quarter-point rather than the point many market participants had expected. Natural gas also led to losses as the Energy Department reported record growth in the U.S. inventory levels due to moderate weather throughout the U.S. and historically high prices. Some losses were offset by profits in the Nikkei, which rallied amid hopes that an economic recovery in the U.S. would lead to increased consumer demand for Japanese exports. Additional profits were earned in the S&P 500 as assets moved out of bonds and into stocks.

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

         August performance was slightly positive with Grant Park posting a 0.19% return for Class A units and 0.12% for Class B units. Upbeat economic data here in the U.S. led to a surge in global stock prices and supported the U.S. dollar against most major currencies. Profits were generated in global stock indices, as the Dow Jones posted its sixth straight monthly gain. This increasing confidence in the U.S. markets led to strength abroad, particularly in the Asian markets. The improving economic picture in the U.S. also led to gains in both long dollar positions and short short-term global fixed income positions. Losses were incurred in both the base and precious metals with long positions in zinc proving the most costly. Zinc prices fell in response to an increase in warehouse inventories. Additional losses were incurred in soybean oil.

         September was another slightly positive month for Grant Park, wrapping up a quiet quarter. Grant Park's net return for Class A units was 0.13% and 0.06% for Class B units. Grant Park's diversification across market sectors and across trading managers played a role this month in Grant Park's slightly positive performance. Positions in agriculturals and softs proved profitable, while positions in the financial and energy sectors generated losses. Three of our four traders posted modest profits while one (Graham) posted a net loss. Our most profitable trades were in long positions in the soy complex, cotton and the Japanese yen. Losses were incurred in the fixed income sector and the energy sector.

         October was a volatile yet profitable month for the Fund. Portfolio positions benefited from China's surging demand for commodities and indications of an accelerated recovery here in the U.S. Grant Park's net return on the month for Class A units was 2.52% and 2.45% for Class B units. Profits were generated in cotton, the soy complex and base metals mostly as a result of surging demand out of China. Additional profits were generated in U.S. stock indices as stocks rose in response to October's stronger-than-expected employment report. The market also reacted positively to increases in consumer confidence and durable good orders. Losses were incurred in the energy sector, which declined as U.S. inventories of both natural gas and crude oil rose. Additional losses were incurred in U.S. and European interest rate futures, which declined as investors became increasingly risk tolerant, shifting their assets out of fixed income into stocks.

         November performance was negative for Grant Park with Class A units posting a net loss of 0.91% and Class B units a loss of 0.98%. The portfolio suffered as a result of reversals in both the grains and base metal markets with the most significant losses incurred in the soy complex, cotton and copper. The markets reacted to the possibility of a trade dispute heating up with China over the U.S. government's decision to restrict textile imports. Copper prices were additionally impacted by the terrorist bombings in Turkey, which led to fears that global economic growth would slow. Additional losses were suffered in the Euroswiss contract. Prices rose as investors sought safety in government bonds and cash instruments in response to the continued turmoil in Iraq, and the terrorist bombings in Turkey. Fears of future attacks on softer, civilian targets weighed heavy on investors minds.

         The last month of 2003 finished on a positive note with Grant Park Class A units posting a net 6.00% profit on the month while Class B units were up 5.93%, leaving the Fund up 20.03% and 7.66% for the year respectively (Class B units began trading on August 1, 2003). Grant Park December profits were generated in several of the same sectors that showed strong trends throughout the year including currencies, metals, and world stock indices. Both the British pound and euro currency continued to rally against the U.S. dollar. Uncertainty in the wake of the elevated terror alert to Orange here in the U.S. during the holiday season and concern that more cases of mad cow disease might be discovered in the U.S. helped keep pressure on the dollar. Metals (both precious and industrial) continued their upward trends for the year. China's burgeoning middle class, a result of its expanding economy, continued to fuel demand for commodities. Nickel prices reached 14-year highs and copper, up over 44% on the year, reached six-year highs. Equity prices across the globe continued their bullish trend on the year. Additional profits were generated in the energy sector, as colder than normal temperatures in the Northeastern United States led to higher prices. Losses were incurred in Australian interest rate futures, which rose in response to worries that the strong Australian dollar would have a negative effect on the nation's exports, causing growth to slow.

YEAR ENDED DECEMBER 31, 2002

         The return for 2002 was approximately 15.3%. Of this 15.3% increase, approximately 25.2% was due to trading gains and approximately 1.5% was due to interest income, offset by approximately 11.4% due to brokerage fees, performance fees, operating costs and offering costs borne by Grant Park. An analysis of the 25.2% trading gains by sector is as follows:

                     SECTOR                         % GAIN (LOSS)
-----------------------------------------------     -------------
Interest Rates.................................         10.1%
Currencies.....................................         14.6
Stock Indices..................................         (0.1)
Energy.........................................          1.6
Agriculturals..................................          4.7
Metals.........................................         (2.0)
Softs..........................................         (1.9)
Miscellaneous..................................         (1.8)
                                                        ----
   Total.......................................         25.2%
                                                        ====

         January produced a slight negative return for Grant Park. The Enron and Global Crossing bankruptcies took a toll on the U.S. equities markets, which were already under pressure resulting in a difficult start to the new year. The international picture was no better as Japan continued to struggle economically and the political situation in Argentina led to instability in South America. On the positive side, U.S. consumer spending continued to be robust. Grant Park posted a small loss for January, largely as a result of volatility in the global currency markets. Energy and short stock index positions contributed small gains.

         February continued the trend of high market volatility resulting in negative performance for Grant Park. Losses were generated specifically in the British pound and short sterling as the Bank of England reported a surge in inflation. Additional losses were generated in short positions in the Japanese government bond as the Bank of Japan continued to inject cash into the ailing economy by buying an unprecedented amount of bonds.

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

         June produced the first double-digit profitable month for Grant Park since the Long Term Capital Management and Russian debacles of 1998. Equity markets around the world were dramatically affected as accounting irregularities were uncovered at several public corporations. Several large companies warned that earnings would not meet expectations, which further accelerated the decline back to the lows seen after September 11, 2001. The U.S. dollar also fell, posting a twenty-seven-month low against the Euro and a seven-month low against the yen. Grant Park benefited from these trades as well as unrelated positions in long cotton and short coffee. Losses were incurred in gold, Canadian dollars and soybean oil.

         For the third consecutive month, Grant Park enjoyed solid gains in July. The most significant gains were generated in U.S. and European interest rate futures, stock indices, grains and the British pound. Some losses were generated by the rebound of the U.S. dollar and in volatility in soft commodities.

         In August, Grant Park posted another profitable month making for four consecutive months of positive performance. Long positions in Japanese government bonds and U.S. interest rate futures accounted for a substantial portion of the gains as investors repositioned money away from the world's equity markets. Corn and wheat were also profitable as poor weather conditions caused the Department of Agriculture to reduce its crop yield forecasts, resulting in prices reaching four and one-half-year highs. Losses in August stemmed from reversals in the currency and stock index sectors.

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

         October ended the string of successive months of positive performance for Grant Park. A sharp surge in the U.S. stock market led to a corresponding decline in U.S. government debt instruments as investors moved back into equities. European debt instruments also fell in response to the stock market rally, as well as in response to data indicating resurgence in economic activity on the European continent. Long energy positions added to losses as it appeared the United States would not imminently undertake military action against Iraq. Some losses were offset by gains in long sugar and short U.S. dollar positions.

         November was negative for Grant Park. The most significant losses were generated from positions in global interest rate futures, European currencies and sugar. The strength in worldwide equity markets caused global bonds to decline and caused the U.S. dollar to rally versus its European counterparts. The recent uptrend in sugar prices reversed amid abundant supply and expectations for a large upcoming crop. Long positions in U.S. stock index futures produced some gains for Grant Park, as stocks rallied in response to the Federal Reserve's half-percentage point cut in interest rates.

         Grant Park finished the year on a positive note with a profitable December. Gains were made via long positions in European currencies, petroleum contracts, gold and Australian interest rate futures. The continued uncertainty in the Middle East caused the U.S. dollar to weaken and energy to rally. Risk-averse investors sought safe havens in gold and Australian debt instruments. Some losses were incurred by long positions in the soybean complex, which declined on news of improved weather in Brazil, as well as long positions in U.S. equity markets, which struggled amid growing tensions with both Iraq and North Korea.

YEAR ENDED DECEMBER 31, 2001

         In 2001, Grant Park had a return of 7.0%, approximately 13.3% of which was due to trading gains and approximately 3.3% was due to interest income, offset by approximately 9.6% due to brokerage fees, performance fees and operating and offering costs borne by Grant Park. An analysis of the 13.3% trading gain by sector is as follows:

                    SECTOR                        % GAIN (LOSS)
--------------------------------------------      -------------
Interest Rates..............................          10.2%
Currencies..................................           1.2
Stock Indices...............................           4.7
Energy......................................          (2.3)
Agriculturals...............................          (0.3)
Metals......................................           0.5
Softs.......................................          (0.6)
Miscellaneous...............................          (0.1)
                                                      ----
   Total....................................          13.3%
                                                      ====

         January was profitable for Grant Park, although the month was marked by much volatility. A surprise interest rate cut by the Federal Reserve sparked sharp profits early in the month, but those profits fell by mid-month amid questions about the true state of the economy and the ultimate effect of the rate cuts. The biggest winning positions for January were in the Eurodollar, soybeans and Australian three-year bonds. Losses were generated in the Australian dollar, silver and sugar.

         February resulted in a slight positive return for Grant Park. Grant Park's short equities positions and long bond positions both benefited from a continued decline in U.S. equities prices. Some of these gains, however, were offset by losses in energy and coffee. Coffee was particularly volatile as conflicting pressures from both producers and fund selling caused prices to fluctuate wildly.

         Grant Park posted solid gains in March. Concerns over the health of the global economy sent stocks downward and the U.S. dollar to new highs. Substantial profits were made via short positions in global stock indices, most notably the Hang Seng and FTSE 100 which both made two-year lows. Despite the weakness in U.S. equities, the U.S. dollar rose as investors reasoned that the United States was in better position to deal with its economic troubles than other developed nations.

         April was a challenging month for Grant Park as several of the trends that had previously been profitable had either ceased or reversed. The most significant losses occurred in the sugar and global debt markets. Sugar fell to its lowest level since May 2000 and choppiness in debt markets forced defensive liquidation of established positions. While overall Grant Park lost money in April, some profits were still posted in the Mexican peso and in unleaded gasoline.

         May performance was slightly negative for Grant Park. The month started with good prospects for trendfollowers, but by month end those prospects had faded. Losses were generated in gold, Euroswiss, Japanese yen and sugar as all of these sectors were marked by high volatility throughout May. Profits in natural gas and the Mexican peso somewhat softened these losses.

         June was another month with negative performance for Grant Park as tradable trends failed to materialize. Volatile, directionless price action in the Euroswiss, Euro and Australian interest rate markets accounted for the bulk of the losses in June. While these losses were lessened by profits in lean hogs and soybeans, the second quarter closed with seemingly disjointed markets marked by uncertainty regarding world economic conditions. Despite this difficult market environment, Grant Park was able to post a net positive return through the first half of the year.

         Grant Park posted a slight positive return for July amid weakness in U.S. stocks. Profits were garnered in the U.S. interest rate complex, the Hang Seng and soybeans. Interest rate contracts in the United States rallied as Federal Reserve Chairman Alan Greenspan made comments on the potential for additional interest rate cuts designed to spur the struggling economy. The Hang Seng struggled, as did most stock indices around the world, posting two-year lows. Soybeans rallied as the Department of Agriculture reported a deterioration of current crop conditions brought about by extended hot and dry weather in the Midwest. The bulk of the losses in July were derived from trend reversals in the world currency markets.

         August was another positive month for Grant Park. Short positions in the Hang Seng and German Dax were particularly profitable, as both indices posted multi-year lows. Additional profits were earned in short U.S. dollar and long global debt positions. Some of the dry conditions were alleviated in the grain producing areas of the United States, causing previously profitable trends to reverse and resulting in losses in some grain positions. Energy and Japanese government bonds were also quite choppy resulting in additional losses in an overall positive month.

         September was marked by the devastating terrorist attack on September
11. While this event impacted the lives of individuals around the globe, it also created extreme volatility in various markets from which Grant Park was able to generate profits. As stock indices around the world moved lower due to the terrorist activities, Grant Park's short positions in the Dax and Hang Seng proved to be very profitable. As prices stabilized, Grant Park reduced its exposure, but still maintained some shorts in these markets. Additional profits were made in long global debt contracts as U.S. and European central banks lowered interest rates in the wake of the attacks.

         October was also profitable for Grant Park as the world began to recover from the September 11 attacks. U.S. debt contracts rallied sharply amid signs the terrorist attacks would further slow an already struggling economy. The weak economic data indicated further easing by the Federal Reserve which helped Grant Park's long U.S. debt positions. Other profits came in the short South African rand position as the negative outlook for emerging markets caused the rand to plummet. Losses occurred in silver and gold as the metals reversed from the recent highs experienced immediately after the attacks.

         November saw Grant Park return a portion of the gains made during the previous four months. Most notably, U.S. debt futures plummeted following encouraging developments in the war against Afghanistan. The surprisingly quick collapse of portions of the Taliban regime raised hopes that the United States-led war on terror would progress more rapidly than previously thought. Additional losses occurred in the Japanese yen as mid-month volatility caught Grant Park on both sides of the market. A continued short position in the South African rand earned profits as political instability in neighboring Zimbabwe caused the currencies of the region to move lower.

         Grant Park ended 2001 with positive performance in December. The majority of the gain for the month was made in currencies, primarily the Japanese yen and South African rand, which were both very weak. These gains were offset somewhat by losses in the U.S. interest rate sector amid signs the U.S. economy may be emerging from recession. Grant Park was positive for the third consecutive year amid declining world equity markets and diminished return on fixed income rates.

CAPITAL RESOURCES

         Grant Park plans to raise additional capital only through the sale of units pursuant to the continuous offering and does not intend to raise any capital through borrowing. Due to the nature of Grant Park's business, it will make no capital expenditures and will have no capital assets that are not operating capital or assets.

LIQUIDITY

         Most U.S. futures exchanges limit fluctuations in some futures and options contract prices during a single day by regulations referred to as daily price fluctuation limits or daily limits. During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent Grant Park from promptly liquidating unfavorable positions and subject Grant Park to substantial losses that could exceed the margin initially committed to those trades. In addition, even if futures or options prices do not move to the daily limit, Grant Park may not be able to execute trades at favorable prices, if little trading in the contracts is taking place. Other than these limitations on liquidity, which are inherent in Grant Park's futures and options trading operations, Grant Park's assets are expected to be highly liquid.

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

         In addition to market risk, in entering into commodity interest contracts there is a credit risk that a counterparty will not be able to meet its obligations to Grant Park. The counterparty for futures and options on futures contracts traded in the United States and on most non-U.S. futures exchanges is the clearing organization associated with such exchange. In general, clearing organizations are backed by the corporate members of the clearing organization who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk.

         In cases where the clearing organization is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

         In the case of forward contracts, over-the-counter options contracts or swap contracts, which are traded on the interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a central clearing organization backed by a group of financial institutions. As a result, there likely will be greater counterparty credit risk in these transactions. Grant Park trades only with those counterparties that it believes to be creditworthy. Nonetheless, the clearing member, clearing organization or other counterparty to these transactions may not be able to meet its obligations to Grant Park, in which case Grant Park could suffer significant losses on these contracts.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

         Grant Park is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or a substantial amount of Grant Park's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to Grant Park's business.

         Market movements result in frequent changes in the fair market value of Grant Park's open positions and, consequently, in its earnings and cash flow. Grant Park's market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, market prices for base and precious metals, energy complexes and other commodities, the diversification effects among Grant Park's open positions and the liquidity of the markets in which it trades.

         Grant Park rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance. Grant Park's current trading advisors all employ trend-following strategies that rely on sustained movements in price. Erratic, choppy, sideways trading markets and sharp reversals in movements can materially and adversely affect Grant Park's results. Grant Park's past performance is not necessarily indicative of its future results.

         Value at risk is a measure of the maximum amount that Grant Park could reasonably be expected to lose in a given market sector in a given day. However, the inherent uncertainty of Grant Park's speculative trading and the recurrence in the markets traded by Grant Park of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated value at risk or Grant Park's experience to date. This risk is often referred to as the risk of ruin. In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that Grant Park's losses in any market sector will be limited to value at risk or by Grant Park's attempts to manage its market risk. Moreover, value at risk may be defined differently as used by other commodity pools or in other contexts.

         Materiality, as used in this section, is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of Grant Park's market sensitive instruments.

         The following quantitative and qualitative disclosures regarding Grant Park's market risk exposures contain forward-looking statements. All quantitative and qualitative disclosures in this section are deemed to be forward-looking statements, except for statements of historical fact and descriptions of how Grant Park manages its risk exposure. Grant Park's primary market risk exposures, as well as the strategies used and to be used by its trading advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of Grant Park's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of Grant Park. Grant Park's current market exposure and/or risk management strategies may not be effective in either the short-or long-term and may change materially.

QUANTITATIVE MARKET RISK

TRADING RISK

         Grant Park's approximate risk exposure in the various market sectors traded by its trading advisors is quantified below in terms of value at risk. Due to Grant Park's mark-to-market accounting, any loss in the fair value of Grant Park's open positions is directly reflected in Grant Park's earnings, realized or unrealized.

         Exchange maintenance margin requirements have been used by Grant Park as the measure of its value at risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% to 99% of any one-day interval. The maintenance margin levels are established by brokers, dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component that is not relevant to value at risk.
         In the case of market sensitive instruments that are not exchange-traded, including currencies and some energy products and metals in the case of Grant Park, the margin requirements for the equivalent futures positions have been used as value at risk. In those cases in which a futures-equivalent margin is not available, dealers' margins have been used.

         In the case of contracts denominated in foreign currencies, the value at risk figures include foreign currency margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to Grant Park, which is valued in U.S. dollars, in expressing value at risk in a functional currency other than U.S. dollars.

         In quantifying Grant Park's value at risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category's aggregate value at risk. The diversification effects resulting from the fact that Grant Park's positions are rarely, if ever, 100% positively correlated have not been reflected.

         Value at Risk by Market Sectors

         The following tables indicates the trading value at risk associated with Grant Park's open positions by market category as of December 31, 2003 and December 31, 2002 and the trading gains/losses by market category for the years ended December 31, 2003 and 2002. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of December 31, 2003, Grant Park's net asset value was approximately $67.4 million. As of December 31, 2002, Grant Park's net asset value was approximately $14.6 million.

                                                                                DECEMBER 31, 2003
                                                                 -----------------------------------------------
                                                                   VALUE AT        % OF TOTAL          TRADING
                        MARKET SECTOR                                RISK        CAPITALIZATION      GAIN/(LOSS)
-----------------------------------------------------------      ------------   -----------------    -----------
Stock Indices..............................................      $  3,595,518           5.3%              3.6%
Currencies.................................................      $  2,363,583           3.5              17.9
Interest Rates.............................................      $  2,173,842           3.2               6.3
Metals.....................................................      $  1,411,432           2.1               4.3
Energy.....................................................      $  1,164,900           1.7              (0.2)
Agriculturals..............................................      $    367,150           0.5               1.7
Softs......................................................      $    166,804           0.3              (0.4)
Meats......................................................      $      8,000           0.0              (0.3)
                                                                 ------------          ----              ----
   Total...................................................      $ 11,251,229          16.6%             32.9%
                                                                 ============          ====              ====

                                                                                DECEMBER 31, 2002
                                                                 -----------------------------------------------
                                                                   VALUE AT        % OF TOTAL          TRADING
                       MARKET SECTOR                                 RISK        CAPITALIZATION      GAIN/(LOSS)
-----------------------------------------------------------      ------------   -----------------    -----------
Interest Rates.............................................       $   739,385           5.1%             10.1%
Currencies.................................................       $   275,815           1.9              14.6
Energy.....................................................       $   231,441           1.6               1.6
Stock Indices..............................................       $   145,977           1.0              (0.1)
Metals.....................................................       $    93,182           0.6              (2.0)
Agriculturals..............................................       $    33,000           0.2               4.7
Softs......................................................       $    25,150           0.2              (1.9)
                                                                  -----------          ----              ----
   Total...................................................       $ 1,544,151          10.6%             27.0%
                                                                  ===========          ====              ====

         Material Limitations on Value at Risk as an Assessment of Market Risk

         The face value of the market sector instruments held by Grant Park is typically many times the applicable maintenance margin requirement, which generally ranges between approximately 1% and 10% of contract face value, as well as many times the capitalization of Grant Park. The magnitude of Grant Park's open positions creates a risk of ruin not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions--unusual, but historically recurring from time to time--could cause Grant Park to incur severe losses over a short period of time. The value at risk table above, as well as the past performance of Grant Park, gives no indication of this risk of ruin.

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

QUALITATIVE MARKET RISK

TRADING RISK

         The following were the primary trading risk exposures of Grant Park as of December 31, 2003, by market sector.

         Stock Indices

         Grant Park's primary equity exposure is due to equity price risk in the G-7 countries as well as other countries including Hong Kong, Taiwan, and Australia. The stock index futures contracts traded by Grant Park currently are generally limited to futures on broadly based indices, although Grant Park may trade narrow-based stock index futures contracts in the future. As of December 31, 2003, Grant Park's primary exposures were in the S&P 500 (USA), NASDAQ
(USA), Australian Index 200, Hang Seng (Hong Kong) and FTSE (United Kingdom) stock indices. Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being "whipsawed" into numerous small losses.

         Currencies

         Exchange rate risk is a significant market exposure of Grant Park. Grant Park's currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.

         Interest Rates

         Interest rate risk is the principal market exposure of Grant Park. Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park's profitability. Grant Park's primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries. However, Grant Park also takes futures positions on the government debt of smaller nations, such as Australia. The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.

         Metals

         Grant Park's metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. Gold, silver, copper, nickel and zinc accounted for Grant Park's primary metal exposure as of December 31, 2003.

         Energy

         Grant Park's primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East. As of December 31, 2003, crude oil was the dominant energy market exposure of Grant Park. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

         Agricultural/Softs

         Grant Park's primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, corn and wheat accounted for the substantial bulk of Grant Park's commodity exposure as of December 31, 2003.

         Non-Trading Risk Exposure

         The following were the only non-trading risk exposures of Grant Park as of December 31, 2003.

         Foreign Currency Balances

         Grant Park's primary foreign currency balances are in Japanese yen, British pounds, Euros and Australian dollars. The advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control Grant Park's non-trading risk.

         Cash Management

         Grant Park maintains a substantial portion, ranging from approximately 75% to 95%, of its available assets in Treasury bills held at the clearing broker, in Treasury repurchase agreements purchased at Harris Trust & Savings Bank or in U.S. Treasury securities, securities issued by U.S. government agencies and other high quality money market securities purchased at Horizon Cash Management, LLC which are held in a separate, segregated account at Northern Trust. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on Grant Park's cash management income.

MANAGING RISK EXPOSURE

         The general partner monitors and controls Grant Park's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which Grant Park is subject.

         The general partner monitors Grant Park's performance and the concentration of its open positions, and consults with the trading advisors concerning Grant Park's overall risk profile. If the general partner felt it necessary to do so, the general partner could require the trading advisors to close out individual positions as well as enter positions traded on behalf of Grant Park. However, any intervention would be a highly unusual event. The general partner primarily relies on the trading advisors' own risk control policies while maintaining a general supervisory overview of Grant Park's market risk exposures. The trading advisors apply their own risk management policies to their trading. The trading advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The trading advisors' research of risk management often suggests ongoing modifications to their trading programs.

         As part of the general partner's risk management, the general partner periodically meets with the trading advisors to discuss their risk management and to look for any material changes to the trading advisors' portfolio balance and trading techniques. The trading advisors are required to notify the general partner of any material changes to their programs.

GENERAL

         From time to time, certain regulatory or self-regulatory organizations have proposed increased margin requirements on futures contracts. Because Grant Park generally will use a small percentage of assets as margin, Grant Park does not believe that any increase in margin requirements, as proposed, will have a material effect on Grant Park's operations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements meeting the requirements of Regulation S-X appear beginning on page F-1 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in this report under the heading "Selected Financial Data" above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 10, 2003, Dearborn Capital Management L.L.C. engaged the accounting firm of McGladrey & Pullen, LLP to act as Grant Park's independent accountants. McGladrey & Pullen, LLP replaced Grant Park's previous independent accountants, Taglia and Associates. Grant Park previously reported the information required by Item 304 of Regulation S-K on page 25 of Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-104317) filed with the Securities and Exchange Commission on June 25, 2003.

ITEM 9A.          CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the general partner carried out an evaluation, under the supervision and with the participation of the general partner's management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of Grant Park's disclosure controls and procedures as contemplated by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on, and as of the date of that evaluation, the general partner's principal executive officer and principal financial officer concluded that Grant Park's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to Grant Park required to be included in the reports required to be filed or submitted by Grant Park with the SEC under the Exchange Act.

         There was no change in Grant Park's internal control over financial reporting in the year ended December 31, 2003 that has materially affected or is reasonably likely to materially affect Grant Park's internal control over financial reporting.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Grant Park has no directors or executive officers and also does not have any employees. Grant Park is managed solely by Dearborn Capital Management, L.L.C. in its capacity as general partner. Dearborn Capital Management, L.L.C. has been registered as a commodity pool operator and a commodity trading advisor under the Act and has been a member of the NFA since December 1995.

         The principals of the general partner are Dearborn Capital Management Ltd., Centum Prata Holding AG, David M. Kavanagh, Margaret E. Manning, Maureen O'Rourke and Abdullah Mohammed Al Rayes. Only the officers of Dearborn Capital Management, L.L.C., Mr. Kavanagh, Ms. Manning and Ms. O'Rourke, have management responsibility and control over the general partner.

         Mr. Kavanagh, president of Dearborn Capital Management, L.L.C., has been responsible for overseeing all operations and activities of the general partner since its formation. Commencing in

October 1998, Mr. Kavanagh also became president, a principal and an associated person of Dearborn Capital Brokers Ltd., an independent introducing broker. Since 1983, Mr. Kavanagh has been a member in good standing of the Chicago Board of Trade. Between 1983 and October 1998, Mr. Kavanagh served as an institutional salesman in the financial futures area on behalf of Refco and Conti Commodity Services, Inc., which was acquired by Refco in 1984. His clients included large hedge funds and financial institutions. Since October 1998, Mr. Kavanagh has from time to time continued to perform introducing brokerage services for Refco, through Dearborn Capital Brokers. Neither Dearborn Capital Brokers nor Mr. Kavanagh provide brokerage services to Grant Park's trading account. In the past, from time to time Mr. Kavanagh has provided brokerage services to Financial Consortium International LLC, a registered introducing broker, commodity pool operator and broker-dealer, since October 1999. In 1980, Mr. Kavanagh received an MBA from the University of Notre Dame, and in 1978, graduated with a B.S. in business administration from John Carroll University.

         Ms. Manning, vice president of Dearborn Capital Management, L.L.C., is primarily responsible for the marketing and research operations of the general partner. Ms. Manning joined the general partner in May 1993. Before joining the general partner, Ms. Manning was employed as an auditor at KPMG LLP (formerly KPMG Peat Marwick LLP) from 1991 to 1993, specializing in the financial and real estate industries. Ms. Manning is a certified public accountant and received a B.S. in accounting from Indiana University in 1991.

         Ms. O'Rourke, chief financial officer of the general partner, is responsible for financial reporting and compliance issues. Prior to joining the general partner in May 2003, Ms. O'Rourke was employed as assistant vice president at MetLife Investors Life Insurance Company from 1992 to September 2001. Before that, Ms. O'Rourke was employed as a tax senior at KPMG LLP (formerly KPMG Peat Marwick LLP) from 1987 to 1991. Ms. O'Rourke is a certified public accountant. She received a B.B.A. in accounting from the University of Notre Dame in 1987 and received a M.S. in Taxation from DePaul University in 1996.

CODE OF ETHICS

         Grant Park has not adopted a code of ethics because it does not have any officers or employees.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer's directors and certain executive officers and certain other beneficial owners of the issuer's equity securities to periodically file notices of changes in their beneficial ownership with the SEC. Grant Park does not have any directors or officers. However, the officers of Grant Park's general partner, as well as the general partner itself, also file such notices regarding their beneficial ownership in Grant Park, if any. Grant Park believes that for 2003, all required filings were timely filed by each of these persons, except:
(1) each of Dearborn Capital Management, L.L.C. and David M. Kavanagh filed a late Form 4, which were each filed on January 9, 2004, reporting the purchase of Class A units and General Partnership units on November 1, 2003 and January 1, 2004; and (2) Margaret E. Manning filed a late Form 4, which was filed on January 9, 2004, reporting the purchase of Class A units on September 1, 2003 and January 1, 2004.

ITEM 11.          EXECUTIVE COMPENSATION

         Grant Park has no directors or officers. Its affairs are managed by Dearborn Capital Management, L.L.C., its general partner, which receives compensation for its services from Grant Park, as follows:

         Effective April 1, 2004, Class A units of Grant Park pay the general partner a monthly brokerage charge equal to 0.6583%, a rate of 7.9% annually, of Class A's month-end adjusted net assets. Class B units pay a monthly brokerage charge equal to 0.675%, a rate of 8.1% annually, of Class B's month-end adjusted net assets. The general partner pays from the brokerage charge all clearing, execution and give-up, floor brokerage, exchange and NFA fees, any other transaction costs, selling agent compensation and consulting fees to the trading advisors. The payments to the clearing brokers are based upon a specified amount per round-turn for each commodity interest transaction executed on behalf of Grant Park. The amounts paid to selling agents, trading advisors or others may be based upon a specified percentage of Grant Park's net asset value or round-turn transactions. A round-turn is both the purchase, or sale, of a commodity interest contract and the subsequent offsetting sale, or purchase, of the contract. The balance of the brokerage charge not paid out to other parties is retained by the general partner as payment for its services to Grant Park.

         Grant Park pays the general partner the brokerage charge, which is based on a fixed percentage of net assets, regardless of whether actual transaction costs were less than or exceeded this fixed percentage or whether the number of trades significantly increases. Assuming Grant Park's brokerage charge was expressed on a per-transaction basis, it is estimated that the brokerage charge would equate to round-turn commissions of approximately $53.85, based on the average trading activity of the four trading advisors for the last three calendar years and assuming allocations of net assets to the trading advisors as follows: 30% to Rabar; 30% to EMC; 10% to ETC; and 30% to Graham.

         The clearing brokers are also paid by the general partner, out of its brokerage charge, an average of between approximately $5.00 and $10.00 dollars per round turn transaction entered into by Grant Park. This round turn commission includes all clearing, exchange and NFA fees.

         From August 1, 2003 to April 1, 2004, Grant Park paid the general partner a monthly brokerage charge equal to a rate of up to 8.1% annually of Grant Park's month-end adjusted net assets. The charge amounted to $1,421,649 during 2003. Prior to August 1, 2003, Grant Park paid the general partner a management fee, accrued monthly and paid quarterly, equal to a rate of 2% annually of Grant Park's month-end adjusted net assets. This fee equaled $221,750 during 2003.

         The Guidelines for the Registration of Commodity Pool Programs developed by the North American Securities Administrators Association, Inc., or NASAA Guidelines, require that the brokerage charge payable by Grant Park will not be greater than (1) 80% of the published retail commission rate plus pit brokerage fees, or (2) 14% annually of Grant Park's average net assets, including pit brokerage fees. Net assets for purposes of this limitation exclude assets not directly related to trading activity, if any. The general partner intends to operate Grant Park so as to comply with these limitations.

         Additionally, all expenses incurred in connection with the organization and the ongoing offering of the units are paid by the general partner and then reimbursed to the general partner by Grant Park. The limited partnership agreement provides that Grant Park shall be entitled to reimbursement for organization and offering expenses at a rate of up to 1.0% per annum, computed monthly, of which up to 10% of such amount is reimbursable by Class A and 90% is reimbursable by Class B. Effective April 1, 2004, Class A units will bear organization and offering expenses at an annual rate of 20 basis points (0.20%) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets. Class B units will bear these expenses at an annual rate of 90 basis points (0.90%) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted net assets. In no event, however, will the reimbursement from Grant Park to the general partner exceed 1.0% per annum of the average month-end net assets of Grant Park. The general partner has the discretion to change the amounts assessed to each class for organization and offering expenses, provided the amounts do not exceed the limits set forth in the limited partnership agreement. In its discretion, the general partner may require Grant Park to reimburse the general partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by Grant Park in any calendar year will not exceed the overall limits set forth above.

         The NASAA Guidelines require that the organization and offering expenses of Grant Park will not exceed 15% of the total subscriptions accepted. The general partner, and not Grant Park, will be responsible for any expenses in excess of that limitation. Since the general partner has agreed to limit Grant Park's responsibility for these expenses to a total of 1% per annum of Grant Park's average month-end net assets, the general partner does not expect the NASAA Guidelines limit of 15% of total subscriptions to be reached.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Grant Park has no officers or directors. Its affairs are managed by its general partner, Dearborn Capital Management, L.L.C. Set forth in the table below is information regarding the beneficial ownership of the officers of Grant Park's general partner in Grant Park as of March 1, 2004.

                                                                                      PERCENTAGE
                                                                                           OF
                                                    NUMBER OF                         OUTSTANDING
                                                     CLASS A          NUMBER OF         CLASS A         PERCENTAGE
                                                     LIMITED           GENERAL          LIMITED         OF GENERAL
                                                   PARTNERSHIP       PARTNERSHIP      PARTNERSHIP      PARTNERSHIP
                   NAME                               UNITS             UNITS            UNITS            UNITS
-------------------------------------------       -------------     ------------      -----------      -----------
Dearborn Capital Management, L.L.C.........        885.4461           98.3829            0.96%            0.11%
David M. Kavanagh..........................        885.4461 (1)       98.3829 (1)        0.96%            0.11%
Margaret E. Manning........................         33.642              --               0.04%             --
Maureen O'Rourke...........................           --                --                --               --
------------------

(1) Represents units directly held by Dearborn Capital Management, L.L.C., the general partner of Grant Park. The managing member of Dearborn Capital Management, L.L.C. is Dearborn Capital Management Ltd. Mr. Kavanagh is the sole shareholder of Dearborn Capital Management Ltd.

         Grant Park has no securities authorized for issuance under equity compensation plans.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Item 11, "Executive Compensation" and Item 12, "Security Ownership of Certain Beneficial Owners and Management."

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth the fees billed to Grant Park for professional audit services provided by McGladrey & Pullen, LLP, Grant Park's independent accountants, for the audit of Grant Park's annual financial statements for the years ended December 31, 2003 and 2002, and fees billed for other professional services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an affiliate of McGladrey & Pullen, LLP) during those years.

             FEE CATEGORY                        2003             2002
------------------------------------          --------           -------
Audit Fees(1).......................          $151,431           $27,525
Audit-Related Fees..................                --                --
Tax Fees(2).........................             5,360                --
All Other Fees......................                --                --
                                              --------           -------
   TOTAL FEES.......................          $156,791           $27,525
                                              ========           =======
------------------
(1) Audit fees consist of fees for professional services rendered for the audit of Grant Park's financial statements and review of financial statements included in Grant Park's quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2) Tax fees consist of compliance fees for the preparation of original tax returns.

         Grant Park's general partner, Dearborn Capital Management, L.L.C., approved all the services provided by McGladrey & Pullen to Grant Park described above. The general partner has determined that the payments made to McGladrey for these services during 2003 are compatible with maintaining that firm's independence. The general partner pre-approves all audit and permitted non-audit services of Grant Park's independent accountants, including all engagement fees and terms.

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K

                  (a) The following documents are filed as part of this report:

                           (1) See Financial Statements beginning on page F-1 hereof.

                           (2)      Schedules:

                                    Financial statement schedules have been
                                    omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

                           (3)      Exhibits

EXHIBIT
NUMBER   DESCRIPTION OF DOCUMENT
-------  -----------------------

3.1(1)   Third Amended and Restated Limited Partnership Agreement of the
         Registrant.

3.2(2)   Certificate of Limited Partnership of the Registrant.

10.1(3) First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Rabar Market Research, Inc.

10.2(3) First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and EMC Capital Management, Inc.

10.3(3) First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Eckhardt Trading Company.

10.4(3) Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Graham Capital Management, L.P.

10.5(4)  Subscription Agreement and Power of Attorney.

10.6(5)  Request for Redemption Form.

24.1     Power of Attorney (included on signature page).

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

EXHIBIT
NUMBER   DESCRIPTION OF DOCUMENT
-------  -----------------------

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------
(1) Included as Appendix A to the prospectus which is part of the Registrant's Registration Statement on Form S-1 (File No. 333-113297) and incorporated herein by reference.
(2) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.
(3) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-113297) and incorporated herein by reference.
(4) Included as Appendix B to the prospectus which is part of the Registrant's Registration Statement on Form S-1 (File No. 333-113297)
(5) Included as Appendix D to the prospectus which is part of the Registrant's Registration Statement on Form S-1 (File No. 333-113297)

                  (b)      Reports on Form 8-K

                           None.

                          INDEX TO FINANCIAL STATEMENTS



GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

Independent Auditor's Report.........................................................................     F-2

   Statements of Financial Condition as of December 31, 2003 and 2002................................     F-3

   Condensed Schedule of Investments as of December 31, 2003.........................................     F-4

   Condensed Schedule of Investments as of December 31, 2002.........................................     F-5

   Statements of Operations for the years ended December 31, 2003, 2002 and 2001 ....................     F-6

   Statements of Changes in Partners' Capital for the years ended December 31, 2003, 2002 and 2001 ..     F-7

   Notes to Financial Statements.....................................................................     F-8

DEARBORN CAPITAL MANAGEMENT, L.L.C.

Independent Auditor's Report.........................................................................     F-14

   Statement of Financial Condition as of December 31, 2003..........................................     F-15

   Notes to Statement of Financial Condition.........................................................     F-16


            INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS

To the Partners
Grant Park Futures Fund Limited Partnership
Chicago, Illinois

         We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Grant Park Futures Fund Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations and changes in partners' capital for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grant Park Futures Fund Limited Partnership as of December 31, 2003 and 2002, and the results of its operations for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                                     /s/ McGladrey & Pullen, LLP

Chicago, Illinois
February 19, 2004















McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.

                                           GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
                                                STATEMENTS OF FINANCIAL CONDITION
                                                    DECEMBER 31, 2003 AND 2002

                                 ASSETS                                               2003                  2002
----------------------------------------------------------------------            -----------           -----------
Equity in broker's trading accounts:
   U.S. Government securities, at market value........................            $ 7,494,683           $ 2,096,884
   Cash...............................................................              5,815,172               689,688
   Unrealized gain on open contracts, net.............................              5,563,659               941,073
                                                                                  -----------           -----------
      Deposits with broker............................................             18,873,514             3,727,645
Cash and cash equivalents.............................................             68,985,354            12,061,861
Interest receivable...................................................                  2,872                 2,284
                                                                                  -----------           -----------
      TOTAL ASSETS....................................................            $87,861,740           $15,791,790
                                                                                  ===========           ===========
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
   Brokerage commission payable.......................................            $   436,522    $               --
   Accrued management fees............................................                     --               131,277
   Commissions payable................................................                     --                23,226
   Accrued incentive fees.............................................              1,140,443                98,118
   Organization and offering costs payable............................                 28,975                    --
   Accrued operating expenses.........................................                 43,353                    --
   Other accrued expenses.............................................                 96,469                58,377
   Pending partner additions..........................................             18,295,637               656,033
   Redemptions payable................................................                402,295               218,800
                                                                                  -----------           -----------
      TOTAL LIABILITIES...............................................             20,443,694             1,185,831
                                                                                  -----------           -----------
Partners' Capital
   General Partner (units outstanding December 31, 2003 - 707.62).....                844,919               797,315
   Limited Partners
      Class A (units outstanding December 31, 2003 - 27,275.54).......             32,567,704            13,808,644
      Class B (units outstanding December 31, 2003 - 31,586.19).......             34,005,423                    --
                                                                                  -----------           -----------
        TOTAL PARTNERS' CAPITAL.......................................             67,418,046            14,605,959
                                                                                  -----------           -----------
        TOTAL LIABILITIES AND PARTNERS' CAPITAL.......................            $87,861,740           $15,791,790
                                                                                  ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                   GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
                        CONDENSED SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2003


                                       NO. OF CONTRACTS
                                       ----------------   UNREALIZED                UNREALIZED                   NET
                                                         GAIN/(LOSS)     PERCENT   GAIN/(LOSS)     PERCENT   UNREALIZED     PERCENT
                            EXPIR-                        ON OPEN          OF       ON OPEN          OF      GAIN/(LOSS)      OF
                            ATION                          LONG         PARTNERS'     SHORT       PARTNERS'   ON OPEN      PARTNERS'
                            DATES        LONG   SHORT    CONTRACTS       CAPITAL    CONTRACTS      CAPITAL    CONTRACTS     CAPITAL
                            ------       ----   -----    ----------     ---------  -----------    ---------  ----------    ---------
FUTURES CONTRACTS
U.S. Futures Positions:
   Currencies...........                                 $   492,319       0.7%    $  (67,674)      (0.1)%   $  424,645       0.6%
   Energy...............                                    (141,842)     (0.2)%            -        *         (141,842)     (0.2)%
   Grains...............                                      91,733       0.1%             -        *           91,733       0.1%
   Interest rates.......                                      47,864       0.1%             -        *           47,864       0.1%
   Meats................                                           -       *            1,520        *            1,520       *
   Metals...............                                     892,100       1.3%             -        *          892,100       1.3%
   Soft Commodities.....                                       7,387       *            4,697        *           12,084       *
   Stock Indexes........                                     529,577       0.8%       181,080        0.3%       710,657       1.1%
                                                         -----------               ----------                ----------
Total U.S. Futures
  Positions.............                                   1,919,138                  119,623                 2,038,761

Foreign Futures
 Positions:
   Energy...............                                      22,375       *                -        *           22,375       *
   Interest rates.......                                     205,525       0.3%       (40,589)      (0.1)%      164,936       0.2%
   Metals:

      Nickel............    01/04-03/04  54     14         1,166,825       1.7%      (310,426)      (0.1)%      856,399       1.6%
      Other Metals......                                     769,188       1.1%      (207,925)      (0.3)%      561,263       0.8%
   Soft commodities.....                                           -       *            4,077        *            4,077       *

   Stock indexes........                                     459,768       0.7%          (773)       *          458,995       0.7%
                                                         -----------               ----------                ----------
Total Foreign Futures
   Positions............                                   2,623,681                 (555,636)                2,068,045
                                                         -----------               ----------                ----------
TOTAL FUTURES CONTRACTS.                                  $4,542,819                $(436,013)               $4,106,806
                                                         ===========               ==========                ==========
FORWARD CONTRACTS
   British Pounds.......    03/04                        $   683,371       1.0%    $  (94,050)      (0.1)%   $  589,321       0.9%
   Other currencies.....                                   1,118,240       1.7%      (250,708)      (0.4)%      867,532       1.3%
                                                         -----------               ----------                ----------
TOTAL FORWARD CONTRACTS.                                  $1,801,611               $ (344,758)               $1,456,853
                                                         ===========               ==========                ==========

------------------
* Percentage is less than 0.1% of partners' capital.



U.S. Government Securities:
                                                                       PERCENT
                                                                          OF
                                                                       PARTNERS'
FACE VALUE                                                VALUE        CAPITAL
----------                                             ----------      ---------
$7,500,000   U.S. Treasury Bills, January 29, 2004     $7,494,683        11.1%
                                                       ----------
             Total U.S. Government Securities (cost
             $7,481,450)                               $7,494,683
                                                       ==========

   The accompanying notes are an integral part of these financial statements.

                   GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
                        CONDENSED SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 2002


                                               UNREALIZED                UNREALIZED                   NET
                                               GAIN/(LOSS)    PERCENT    GAIN/(LOSS)    PERCENT    UNREALIZED      PERCENT
                                                ON OPEN         OF        ON OPEN         OF       GAIN/(LOSS)        OF
                                                  LONG       PARTNERS'     SHORT       PARTNERS'     ON OPEN       PARTNERS'
                                               CONTRACTS      CAPITAL    CONTRACTS      CAPITAL     CONTRACTS       CAPITAL
                                               ----------    ---------   -----------   ---------   -----------     ---------
U.S. Futures Positions:
   Currencies...............................   $400,410       2.7%      $  11,001       0.1%        $411,411        2.8%
   Energy...................................     60,150       0.4               -       *             60,150        0.4
   Grains...................................     (3,966)      *            19,025       0.1           15,059        0.1
   Interest rates...........................     80,481       0.6               -       *             80,481        0.6
   Meats....................................        870       *                 -       *                870        *
   Metals...................................     44,700       0.3           2,638       *             47,338        0.3
   Stock Indexes............................    (15,367)     (0.1)         91,590       0.6           76,223        0.5
   Soft Commodities.........................     (9,114)     (0.1)          4,635       *             (4,479)       *
                                               --------                  --------                   --------
Total U.S. Futures Positions................    558,164                   128,889                    687,053

Foreign Futures Positions:
   Energy...................................      1,500       *             4,431       *              5,931        *
   Interest rates...........................    278,512       1.9           2,004       *            280,516        1.9
   Metals...................................    (10,280)     (0.1)        (41,247)     (0.3)         (51,527)      (0.4)
   Stock indexes............................      5,804       *            13,296       0.1           19,100        0.1
                                               --------                  --------                   --------
Total Foreign Futures Positions.............    275,536                   (21,516)                   254,020

                                               $833,700                  $107,373                   $941,073
                                               ========                  ========                   ========

------------------
* Percentage is less than 0.1% of partners' capital.



U.S. Government Securities:

                                                                                                      PERCENT OF
                                                                                                       PARTNERS'
      FACE VALUE                                                                      VALUE            CAPITAL
   ----------------                                                               ------------        ----------
     $1,400,000     U.S. Treasury Bills, January 30, 2003                          $1,397,567            9.6%
       $700,000     U.S. Treasury Bill, March 20, 2003                                699,317            4.8%
                                                                                   ----------
                    Total U.S. Government Securities (cost $2,093,108)             $2,096,884
                                                                                   ==========


   The accompanying notes are an integral part of these financial statements.

                   GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                    2003               2002               2001
                                               -------------      -------------      --------------
INCOME
   Trading gains (losses)
      Realized........................         $ 5,526,575         $2,460,796         $2,564,474
      Change in unrealized............           4,622,586            510,668           (994,042)
                                               -----------         ----------         ----------
        Gains from trading............          10,149,161          2,971,464          1,570,432

      Interest income.................             247,863            173,351            399,709
                                               -----------         ----------         ----------

        TOTAL INCOME..................          10,397,024          3,144,815          1,970,141
                                               -----------         ----------         ----------
EXPENSES
   Brokerage commission...............           1,421,649                  -                  -
   Commissions........................             274,784            439,731            366,368
   Management fees....................             427,893            478,624            480,800
   Incentive fees.....................           1,585,258            269,870            159,136
   Operating expenses.................             370,911            168,385            143,294
                                               -----------         ----------         ----------

      TOTAL EXPENSES..................           4,080,495          1,356,610          1,149,598
                                               -----------         ----------         ----------

      NET INCOME......................         $ 6,316,529         $1,788,205         $  820,543
                                               ===========         ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                   GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                          LIMITED PARTNERS              LIMITED PARTNERS
                                                         -----------------             ------------------
                                GENERAL PARTNER               CLASS A                        CLASS B
                              ---------------------      ------------------            ------------------
                              NUMBER                     NUMBER                        NUMBER
                                OF                         OF                            OF                       TOTAL
                              UNITS         AMOUNT       UNITS       AMOUNT             UNITS       AMOUNT       AMOUNT
                              ------       --------      ------    -------------       -------    ---------    -----------
Partners' capital,
   December 31, 2000...          --        $637,869           --     $11,448,521           --    $       --    $12,086,390
   Contributions.......          --              --           --         163,382           --            --        163,382
   Redemptions.........          --              --           --      (1,503,240)          --            --     (1,503,240)
   Net income..........          --          49,106           --         771,437           --            --        820,543
                             ------        --------    ---------     -----------    ---------    ----------    -----------

Partners' capital,
   December 31, 2001...          --         686,975           --      10,880,100           --            --     11,567,075
   Contributions.......          --              --           --       2,546,373           --            --      2,546,373
   Redemptions.........          --              --           --      (1,295,694)          --            --     (1,295,694)
   Net income..........          --         110,340           --       1,677,865           --                    1,788,205
                             ------        --------    ---------     -----------    ---------    ----------    -----------
Partners' capital,
   December 31, 2002...           *         797,315            *      13,808,644           --            --     14,605,959
   Contributions,
      January 1
      through March 31.           *              --            *       4,161,878           --            --      4,161,878
   Redemptions,
      January 1
      through March 31.           *        (200,000)           *         (20,000)          --            --       (220,000)
   Contributions,
      April 1 through
      December 31......      101.16         115,000    10,348.32      11,558,797    31,586.19    31,996,685     43,670,482
   Redemptions,
      April 1 through
      December 31......          --              --      (912.25)     (1,048,041)          --            --     (1,048,041)
   Offering Costs......          --              --           --         (11,584)          --       (57,177)       (68,761)

   Net income..........          --         132,604           --       4,118,010           --     2,065,915      6,316,529
                             ------        --------    ---------     -----------    ---------   -----------    -----------
Partners' capital,
   December 31, 2003...      707.62        $844,919    27,275.54     $32,567,704    31,586.19   $34,005,423    $67,418,046
                             ======        ========    =========     ===========    =========   ===========    ===========

Net asset value per
   unit at April 1,
   2003 for A Units &
   at August 1, 2003
   for B Units.........                                              $  1,000.00                $  1,000.00
                                                                     ===========                ===========
Net asset value per
   unit at
   December 31, 2003...                                                 1,194.03                $  1,076.59
                                                                     ===========                ===========
Increase in net asset
   value per asset for
   the period April 1
   to December 31,
   2003 for A Units and
   for the period
   August 1 to
   December 31, 2003
   for B Units.........                                              $    194.03                $     76.59
                                                                     ===========                ===========

------------------
* The Partnership converted its "Interests" to units effective April 1, 2003, with all existing Limited Partners at that date converting to Class A Units.
        The financial results will be presented on a unitized basis from that date.

Converted units at April 2003:
   General Partner......................          606.46
   Limited Partner Class A..............       17,839.47


   The accompanying notes are an integral part of these financial statements.

                   GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Nature of business: Grant Park Futures Fund Limited Partnership (the "Partnership") was organized as a limited partnership in Illinois in August 1988 and will continue until December 31, 2027, unless sooner terminated as provided for in the Limited Partnership Agreement. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of futures commission merchants ("FCMs") and interbank and other market makers through which the Partnership trades. Effective June 30, 2003, the Partnership became registered with the Securities and Exchange Commission ("SEC"), accordingly, as a registrant, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934.

         The General Partner and the Limited Partners share in profits or losses of the Partnership in the ratio that their respective capital accounts bear to the total capital of the Partnership.

         The Partnership is a multi-advisor pool that carries out its purpose through trading by independent professional commodity trading advisors retained by the General Partner and the Partnership. Through these trading advisors, the Partnership's business is to trade, buy, sell, margin or otherwise acquire, hold or dispose of futures and forward contracts for commodities, financial instruments or currencies, any rights pertaining thereto and any options thereon, or on physical commodities. The Partnership may also engage in hedge, arbitrage and cash trading of commodities and futures.

         The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102, Statements of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

         Offerings of securities and use of proceeds: On June 30, 2003, the Securities and Exchange Commission declared effective the Partnership's Registration Statement on Form S-1 (Reg. No. 333-104317), pursuant to which the Partnership registered for public offering $20,000,000 in aggregate amount of Class A Limited Partnership Units and $180,000,000 in aggregate amount of Class B Limited Partnership Units. Also as of June 30, 2003, the Partnership adopted the Third Amended and Restated Limited Partnership Agreement.

         Class A Limited Partnership Units and Class B Limited Partnership Units are publicly offered at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. The proceeds of the offering are deposited in the Partnership's bank and brokerage accounts for the purpose of engaging in trading activities in accordance with the Partnership's trading policies and its trading advisors' respective trading strategies.

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

         Significant accounting policies are as follows:

         Revenue recognition: Futures, options on futures, and forward contracts are recorded on the trade date and realized gains or losses are recognized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the Statement of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the Financial Accounting Standards Board Interpretation No. 39 -- "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Market value of exchange-traded contracts is based upon exchange settlement prices. Market value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.

         Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and cash equivalents: Cash and cash equivalents include cash, overnight investments, U.S. treasury bills and short-term investments in interest-bearing demand deposits with banks and cash managers with maturities of three months or less. The Partnership maintains deposits with high quality financial institutions in amounts that are in excess of federally insured limits; however, the Partnership does not believe it is exposed to any significant credit risk.

         Income taxes: No provision for income taxes has been made in these financial statements as each partner is individually responsible for reporting income or loss based on its respective share of the Partnership's income and expenses as reported for income tax purposes. The Partnership is required to pay an Illinois replacement tax of 1.5% of taxable income related to those limited partners who are not otherwise subject to the tax. This tax has been included in operating expenses on the statement of operations.

         Organization and offering costs: All expenses incurred in connection with the organization and the initial and ongoing public offering of partnership interests will be paid by Dearborn Capital Management, L.L.C. ("General Partner") and be reimbursed to the General Partner by the Partnership. This reimbursement will be made monthly. In no event, however, will the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses will be charged against partners' capital at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organization expenses will be expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At December 31, 2003, the amount of unreimbursed organization and offering costs incurred by the General Partner is $763,813.

         Foreign Currency Transactions: The Partnership's functional currency is the U.S. dollar, however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statement of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

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

         Prior to August 1, 2003, and for the years ended December 31, 2002 and 2001, brokerage commissions and other trading fees paid to clearing FCMs totaled $274,784, $439,731 and $366,368, respectively, and are included in commissions on the Statement of Operations.

         Prior to August 1, 2003, the Partnership paid the General Partner a management fee of 2% per annum of the Partnership net assets, as defined. This fee, which was accrued monthly and paid quarterly, amounted to $221,750, $245,615 and $247,212 for the seven months ended July 31, 2003, and the years ended December 31, 2002 and 2001, respectively.

         Effective August 1, 2003, the Partnership pays the General Partner a brokerage commission up to 8.1% per annum of the Partnership net assets, as defined. The charge, which is accrued monthly, amounted to $1,421,649 for the five months ended December 31, 2003. Included in the brokerage commission of $1,421,649 is $893,893 of fees paid to the General Partner and its selling agents, $289,974 of management fees paid to commodity trading advisors (see Note
3) and $237,782 of commissions paid to its clearing FCMs.

         The General Partner may, in its sole discretion, waive or reduce the management fee it is otherwise entitled to receive from any or all Limited Partners.

NOTE 3.  COMMODITY TRADING ADVISORS

         The Partnership has entered into advisory contracts with Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Co. and Graham Capital Management, L.P. to be the Partnership's commodity trading advisors (the "Advisors"). Effective August 1, 2003, the Advisors receive a quarterly management fee ranging from 1 percent to 2 percent per annum of the Partnership's month-end allocated net assets, which amounted to fees of $289,974 for the five months ended December 31, 2003.

         Prior to the change on August 1, 2003, the Advisors received a quarterly management fee ranging from 1 percent to 2.5 percent per annum of the Partnership's month-end allocated net assets, which amounted to fees of $206,143, $233,009 and $233,588 for the seven months ended July 31, 2003, and the years ended December 31, 2002 and 2001, respectively.

         Additionally, the Advisors receive a quarterly incentive fee ranging from 20 percent to 24 percent of the new trading profits on the allocated net assets of the Advisor, which amounted to fees of $1,585,258, $269,870 and $159,136 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 4.  REDEMPTIONS

         Limited Partners have the right to redeem Interests as of any month-end upon ten (10) days' prior written notice to the Partnership. The General Partner, however, may permit earlier redemptions in its discretion. There are no redemption fees applicable to Class A Limited Partners or to Class B Limited Partners who redeem their units on or after the one-year anniversary of their subscription. Class B Limited Partners who redeem their units prior to the one-year anniversary of their subscriptions for the redeemed units will pay the applicable early redemption fee. Redemptions will be made on the last day of the month for an amount equal to the net assets, as defined, represented by the interests to be redeemed.

         In addition, the General Partner may at any time cause the redemption of all or a portion of any Limited Partner's Interests upon 15 day's written notice. The General Partner may also immediately redeem any Limited Partner's Interests without notice if the General Partner believes that (i) the redemption is necessary to avoid having the assets of the Partnership deemed Plan Assets under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"),
(ii) the Limited Partner made a misrepresentation in connection with its subscription for the Interests, or (iii) the redemption is necessary to avoid a violation of law by the Partnership or any Partner.

NOTE 5.  FINANCIAL HIGHLIGHTS

         The following financial highlights reflect activity related to the Partnership. Total return is based on the change in value during the period of a theoretical investment made at the beginning of each calendar month during the year. Individual investor's ratios may vary from these ratios based on various factors, including and among others, the timing of capital transactions.

                                                    2003      2002       2001
                                                   -----     ------     ------

Total return - A Units**.........................  20.03%    15.25%     7.00%
Total return - B Units**.........................   7.66%

Ratios as a percentage of average net assets:
   Interest income...............................   1.02%     1.45%     3.28%
   Expenses......................................  16.84%    11.39%     9.42%

         The interest income and total expense ratios above are computed based upon the weighted average net assets of the Partnership for the years ended December 31, 2003, 2002 and 2001.

         The following per unit performance calculations reflect activity related to the Partnership.

                                                                    A UNITS**        B UNITS**
                                                                    ---------        ---------
Per Unit Performance
   (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period..............        $ 1,000          $ 1,000
Income from operations:
   Net realized and change in unrealized gain from trading...          2,350            1,235
                                                                     -------          -------
   Expenses net of interest income...........................         (2,146)          (1,102)
                                                                     -------          -------
      Total income from operations...........................            205              133
Organization and offering costs..............................            (10)             (56)
                                                                     -------          -------
Net asset value per unit at end of period....................        $ 1,194          $ 1,077
                                                                     =======          =======

------------------
        Expenses net of interest income per unit and organization and offering costs per unit are calculated by dividing the expenses net of interest income and organization and offering costs by the average number of units outstanding during the period from April 1, 2003 to December 31, 2003. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

** The Partnership converted its "interests" to units effective April 1, 2003, with all existing Limited Partners at that date converting to Class A Units. B Units began trading August 1, 2003.

NOTE 6.  TRADING ACTIVITIES AND RELATED RISKS

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

         The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM's segregation requirements. In the event of an FCM's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

         Net trading results from derivatives for the years ended December 31, 2003, 2002 and 2001, are reflected in the statements of operations. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts, options on futures contract, and forward contracts.

         For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid.

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

         The unrealized gain (loss) on open futures and forward contracts is comprised of the following:



                                FUTURES CONTRACTS              FORWARD CONTRACTS
                                (EXCHANGE-TRADED)            (NON-EXCHANGE-TRADED)                 TOTAL
                            --------------------------    ---------------------------  ----------------------------
                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                               2003           2002           2003           2002           2003           2002
                            -----------    ------------   ------------   ------------   ------------   -------------
Gross unrealized gains     $ 5,261,756     $1,163,733     $2,057,060     $        -    $ 7,318,816     $1,163,733
Gross unrealized
(losses)                    (1,154,950)      (222,660)      (600,207)    $        -     (1,755,157)      (222,660)
                           -----------     ----------     ----------     ----------    -----------     ----------
Net unrealized gain
(loss)                     $ 4,106,806     $  941,073     $1,456,853     $        -    $ 5,563,659     $  941,073
                           ===========     ==========     ==========     ==========    ===========     ==========

         The General Partner has established procedures to actively monitor and minimize market and credit risks. The limited partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

NOTE 7.  SUBSEQUENT EVENT

         From January 1, 2004 to February 19, 2004, there were contributions and redemptions totaling approximately $42,960,000 and $355,000, respectively.

[MCGLADREY & PULLEN LOGO]


INDEPENDENT AUDITOR'S REPORT

To the Members
Dearborn Capital Management, L.L.C.
Chicago, Illinois

         We have audited the accompanying statement of financial condition of Dearborn Capital Management, L.L.C. as of December 31, 2003. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of financial condition is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement of financial condition. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement of financial condition presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the statement of financial condition referred to above presents fairly, in all material respects, the financial position of Dearborn Capital Management, L.L.C. as of December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


                                               /s/ McGladrey & Pullen, LLP

Chicago, Illinois
February 19, 2004

                       DEARBORN CAPITAL MANAGEMENT, L.L.C.
                        STATEMENT OF FINANCIAL CONDITION
                                DECEMBER 31, 2003

ASSETS
Cash and cash equivalents......................................   $  201,468
Receivables:
   Grant Park Futures Fund Limited Partnership.................      453,834
   Advisory and performance fees...............................      162,012
   Other.......................................................        2,315
Investments:
   Grant Park Futures Fund Limited Partnership.................      844,919
   Other, at fair value........................................      103,588
Prepaid expenses...............................................    1,662,825
Office equipment, net of accumulated depreciation of $52,051...        2,384
                                                                  ----------
      TOTAL ASSETS                                                $3,433,345
                                                                  ==========
LIABILITIES AND MEMBERS' EQUITY
Liabilities
   Note payable................................................   $  380,125
   Accounts payable, accrued expenses and other liabilities....      379,574
                                                                  ----------
                                                                     759,699
Member's equity                                                    2,673,646
                                                                  ----------
      TOTAL LIABILITIES AND MEMBERS' EQUITY                       $3,433,345
                                                                  ==========

        The accompanying notes are an integral part of this statement of financial condition.

                       DEARBORN CAPITAL MANAGEMENT, L.L.C.
                    NOTES TO STATEMENT OF FINANCIAL CONDITION

NOTE 1.  NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Dearborn Capital Management, L.L.C. (the "Company") was organized as a limited liability company in Illinois in January 1996 and will continue until December 31, 2045, unless sooner terminated as provided for in the Operating Agreement. The Company is registered as a Commodity Pool Operator ("CPO") and a Commodity Trading Advisor ("CTA") with the Commodity Futures Trading Commission ("CFTC") and is a member of the National Futures Association ("NFA"). The Company conducts an investment management business and acts as the General Partner for Grant Park Futures Fund Limited Partnership (the "Partnership").

         Significant accounting policies are as follows:

         Investments: The Company accounts for its investment in the Partnership on the equity method of accounting, whereby the investment in the Partnership is adjusted for the Company's proportionate share of the Partnership's results of operations.

         The Company values securities that are listed on a securities exchange at their last sale price on the date of determination or, if no sales occurred on that date, at the mean between the last closing "bid" and "asked" prices on that date. For securities that are not listed on a securities exchange, they are valued at their last closing bid prices for long positions and their last closing asked prices for short positions on the date of determination. In the absence of quoted values or when quoted values are not deemed to be representative of market values, investments are valued at fair value as determined in good faith by the Company.

         Use of estimates: The preparation of the Statement of Financial Condition in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Statement of Financial Condition. Actual results could differ from those estimates.

         Cash and cash equivalents: Cash and cash equivalents include cash and short-term investments in interest-bearing demand deposits with banks and cash managers.

         Income taxes: No provision for income taxes has been made in these financial statements as each member is individually responsible for reporting income or loss based on its respective share of the Company's income and expenses as reported for income tax purposes.

NOTE 2.  INVESTMENTS

         The Company as General Partner of the Partnership has an investment in the Partnership as recorded on the Statement of Financial Condition. The Company has committed to maintaining an investment in the Partnership equal to at least 1% of all capital contributions of all partners to the Partnership or $25,000. Further, during such time as the units of the Partnership are registered for sale to the public, the Company shall, so long as it remains a General Partner of the Partnership, maintain a net worth at least equal to the greater of 5% of the total capital contributions of all partners and all limited partnerships to which it is a General Partner (including the Partnership) plus 5% of the units being offered for sale in the Partnership or $50,000. In no event shall the Company be required to maintain a net worth in excess of $1,000,000.

         At December 31, 2003, other investments (recorded at fair value) consist of the following:

         Private equity investment....................    $ 50,000
         Note receivable..............................      50,000
         Equity securities............................       3,588
                                                          --------
                                                          $103,588
                                                          ========

         The note receivable is stated at the unpaid principal balance. Interest on the note of 18% annually is recognized over the term of the loan using the interest method, with the maturity date on February 28, 2010. The accrual of interest on the note is discounted when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due.

NOTE 3. RECEIVABLE FROM GRANT PARK FUTURES FUND LIMITED PARTNERSHIP AND PREPAID EXPENSES

         At December 31, 2003, the receivable from Grant Park Futures Fund Limited Partnership and prepaid expenses consist of the following:

Selling Agents - Class A Unit Interests.....................       $   44,542
Selling Agents - Class B Unit Interests.....................           99,182
Commodity Trading Advisors..................................           95,934
Management fees paid to Company.............................          141,848
                                                                   ----------
      Total brokerage commission receivable.................          381,506

Organization and offering costs receivable..................           28,975
Operating expenses..........................................           43,353
                                                                   ----------
      Total receivable from Grant Park Futures Fund
          Limited Partnership...............................       $  453,834
                                                                   ==========

Class B selling commissions.................................       $  899,012
Organization and offering costs.............................          763,813
                                                                   ----------
      Total prepaid expenses................................       $1,662,825
                                                                   ==========

         Brokerage Commission: Effective August 1, 2003, the Partnership pays the Company a brokerage commission up to 8.1% per annum of the Partnership net assets. From this brokerage commission received from the Partnership, the Company pays all clearing, execution and give-up, floor brokerage, exchange and NFA fees, and commissions to certain selling agents as compensation for selling interests of the Partnership and fees to the Partnership's commodity trading advisors. The remainder is retained by the Company as a management fee. If such commissions and fees exceed the 8.1% brokerage commission limit in any one year, the Company will bear the excess amount. In its discretion, the Company may require that the Partnership reimburse the Company.

         The brokerage commission is paid to the Company by the Partnership on a monthly basis. At December 31, 2003, the Company has brokerage commission receivable from the Partnership of $381,506, which is included in receivable from Grant Park Futures Fund Limited Partnership on the Statement of Financial Condition.

         Selling Agents: The Company pays, on behalf of the Partnership, commissions charged by certain selling agents equal to 2 to 2.5% annually of the Partnership's new Class A-Unit interests. At December 31, 2003, the Company has a receivable from the Partnership, included in receivable from Grant Park Futures Fund Limited Partnership on the Statement of Financial Condition, and offsetting payable due to selling agents of $44,542. The payable is included in accounts payable, accrued expenses and other liabilities on the Statement of Financial Condition.

         The Company pays, on behalf of the Partnership, a 3.5% up-front commission to certain selling agents for the Partnership's Class B-Unit interests. The commissions are reimbursed to the Company by the Partnership through a portion of the brokerage commission noted above. At December 31, 2003, the Company had advanced commission charges for Class B interests totaling $889,012, which is included in prepaid expenses on the Statement of Financial Condition. The Partnership has a receivable from the Partnership of $99,182 for December 2003 commissions included in receivable from Grant Park Futures Fund Limited Partnership on the Statement of Financial Condition.

         Commodity Trading Advisors: The Company pays, on behalf of the Partnership, management fees to the Partnership's commodity trading advisors. The Company receives the management fees from the Partnership on a monthly basis and pays such amounts due to the commodity trading advisors on a quarterly basis. At December 31, 2003, the Company has a receivable from the Partnership of $95,934 included in receivable from Grant Park Futures Fund Limited Partnership on the Statement of Financial Condition, and a payable of $187,681 due to the commodity trading advisors. The payable is included in accounts payable, accrued expenses and other liabilities on the Statement of Financial Condition.

         Management Fees paid to Company: At December 31, 2003, the Company has a management fee receivable for the remainder of the brokerage commission charge of $141,848 included in receivable from Grant Park Futures Fund Limited Partnership on the Statement of Financial Condition.

         Organization and Offering Costs: All expenses incurred in connection with the organization and the initial and ongoing public offering of partnership interests will be paid by the Company on behalf of the Partnership, and reimbursed to the Company by the Partnership. This reimbursement will be made monthly, effective August 1, 2003. In no event, however, will the monthly reimbursement from the Partnership to the Company exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership. In its discretion, the Company may require the Partnership to reimburse the Company in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit.

         The reimbursement for organization and offering cost is made on a monthly basis. At December 31, 2003, the Company has organization and offering costs receivable from the Partnership of $28,975, included in receivable from Grant Park Futures Fund Limited Partnership on the Statement of Financial Condition.

         At December 31, 2003, the Company has organization and offering expenses incurred on behalf of the Partnership, however, not yet reimbursed of $763,813, included in prepaid expenses on the Statement of Financial Condition. This amount is carried on the Company's books as an asset due to the probable future economic benefit to be obtained from the eventual receipt from the Partnership of these reimbursements, even though the Partnership is not liable for this amount at the current time. The Company recognizes an amount due from the Partnership each month as a receivable, which reduces the balance remaining as a prepaid expense. The Company analyzes the value of the remaining prepaid expenses on its Statement of Financial Condition on a quarterly basis to ensure that the carrying value is an accurate estimate of what the Company can expect to receive over time, and expenses any excess on its books.

         Operating Expenses: Effective August 1, 2003, all ongoing operating expenses, such as legal, audit, internal control attestation, administrative costs, expense of preparing and filing required periodic reports with the Securities and Exchange Commission ("SEC"), printing and postage will be paid by the Company on behalf of the Partnership, and reimbursed to the Company by the Partnership. This reimbursement will be made monthly. In no event, however, will the monthly reimbursement from the Partnership to the Company exceed .0625%, or ..75% annually, of the net asset value of the Partnership. The Company will bear the excess amount. In its discretion, the Company may require the Partnership to reimburse the Company in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. The Company has received reimbursements from the Partnership totaling $159,101 for the year ended December 31, 2003. At December 31, 2003, the Company has operating expenses receivable from the Partnership of $43,353, included in receivable from Grant Park Futures Fund Limited Partnership on the Statement of Financial Condition.

NOTE 4.  ADVISORY AND PERFORMANCE FEES RECEIVABLE

         The Company has entered into agreements with certain of its trading advisors whereby the Company earns a portion of fees earned by the trading advisors on certain accounts that have been previously introduced by the Company. These accounts introduced do not include the Partnership. At December 31, 2003, the Company has a receivable from the certain commodity trading advisors of $126,898 related to the agreements.

         The Company is a Co-Investment Advisor to Wimbledon Dearborn Alternative Investment Fund ("Wimbledon"). The Investment Advisors receive an annual advisor and distribution fee equal to 2% of Wimbledon's net assets, payable quarterly in arrears, of which the Company receives 50% of the fee. At December 31, 2003, the Company has a management fee receivable from Wimbledon of $35,114 and related selling agent fees payable of $17,666, which is included in accounts payable, accrued expenses and other liabilities.

NOTE 5.  NOTE PAYABLE

         The Company has entered into an agreement with a bank for a credit facility up to a maximum amount of $3.5 million. Amounts can be borrowed in multiple advances; however, the Company may not reborrow any amounts that have been repaid, but may still borrow the difference between the maximum amount and the principal amounts of prior borrowings. Loan amounts are due on demand, no later than November 30, 2004, and bear interest at the prime rate (4% at December 31, 2003). Loans are collateralized by certain property of the Company, including receivables, investments and equipment. At December 31, 2003, the Company has an outstanding balance of $380,125 which is included in note payable on the Statement of Financial Condition.

NOTE 6.  TRADING ACTIVITIES AND RELATED RISKS

         The Company, as part of its proprietary trading program, as well as through its investment in the Partnership, engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, and forward contracts (collectively, derivatives). These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy. The Company is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

         The purchase and sale of futures and options on futures contracts require margin deposits with Futures Commission Merchants ("FCMs"). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM's segregation requirements. In the event of an FCM's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

         For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Company is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Company pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Company to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid.

         There are no open futures and forward contracts at December 31, 2003.

         In addition to market risk, in entering into commodity interest contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Company. The counterparty for futures and options on futures contracts traded in the United States and on most non-U.S. futures exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

         The Company is exposed to concentrations of credit risk. The Company maintains cash at a financial institution and in a trading account at a FCM. The total cash balance maintained at the financial institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per depositor, per bank. The Company had cash at December 31, 2003, that exceeded the balance insured by the FDIC. The Company trades only with those counterparties that it believes to be creditworthy. All positions of the Company are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Company. The Company monitors such credit risk at both the financial institution and the FCM and has not experienced any losses related to such risks to date.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois on the 30th day of March, 2004.

                                        GRANT PARK FUTURES FUND LIMITED
                                        PARTNERSHIP


                                        BY:  DEARBORN CAPITAL MANAGEMENT, L.L.C.
                                             its general partner


                                        By:  /s/ David M. Kavanagh
                                             -----------------------------------
                                             David M. Kavanagh
                                             President


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David M. Kavanagh and Maureen O'Rourke, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2004.

              SIGNATURE                                  TITLE
------------------------------------     --------------------------------------


/s/ David M. Kavanagh
-----------------------------------      President (Principal Executive Officer)
David M. Kavanagh

/s/ Maureen O'Rourke
----------------------------------       Chief Financial Officer (Principal
Maureen O'Rourke                          Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION OF DOCUMENT

3.1(1)     Third Amended and Restated Limited Partnership Agreement of the
           Registrant.

3.2(2)     Certificate of Limited Partnership of the Registrant.

10.1(3) First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Rabar Market Research, Inc.

10.2(3) First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and EMC Capital Management, Inc.

10.3(3) First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Eckhardt Trading Company.

10.4(3) Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Graham Capital Management, L.P.

10.5(4)    Subscription Agreement and Power of Attorney.

10.6(5)    Request for Redemption Form.

24.1       Power of Attorney (included on signature page).

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------
(1) Included as Appendix A to the prospectus which is part of the Registrant's Registration Statement on Form S-1 (File No. 333-113297) and incorporated herein by reference.
(2) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.
(3) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-113297) and incorporated herein by reference.
(4) Included as Appendix B to the prospectus which is part of the Registrant's Registration Statement on Form S-1 (File No. 333-113297)
(5) Included as Appendix D to the prospectus which is part of the Registrant's Registration Statement on Form S-1 (File No. 333-113297)