Form 10-Q
period 2004-03-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2004-05-17
CIK 845698

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2004

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM         TO          .

                         COMMISSION FILE NUMBER: 0-50316

                             GRANT PARK FUTURES FUND
                               LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

            ILLINOIS                                            36-3596839
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                     C/O DEARBORN CAPITAL MANAGEMENT, L.L.C.
                     550 WEST JACKSON BOULEVARD, SUITE 1300
                             CHICAGO, ILLINOIS 60661
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (312) 756-4450

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes |_| No |X|

================================================================================
--------------------------------------------------------------------------------

                   GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

                          QUARTER ENDED MARCH 31, 2004

                                      INDEX


PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements                                                                                                 1

          Statements of Financial Condition as of March 31, 2004 (unaudited) and December 31, 2003 (audited)                   1

          Condensed Schedule of Investments as of March 31, 2004 (unaudited)                                                   2

          Condensed Schedule of Investments as of December 31, 2003 (audited)                                                  3

          Statements of Operations for the three months ended March 31, 2004 and 2003 (unaudited)                              4

          Statements of Changes in Partners' Capital (Net Asset Value) for the three months ended March 31, 2004 (unaudited)   5

          Notes to Financial Statements (unaudited)                                                                            6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                               11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                          14

Item 4.   Controls and Procedures                                                                                             19

PART II - OTHER INFORMATION                                                                                                   19

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities                                    19

Item 6.   Exhibits and Reports on Form 8-K                                                                                    21

SIGNATURES                                                                                                                    22

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

STATEMENTS OF FINANCIAL CONDITION

                                                                                                MARCH 31,           DECEMBER 31,
                                                                                                  2004                  2003
                                                                                           --------------------  -------------------
                                                                                               (UNAUDITED)
ASSETS

Equity in broker's trading accounts:
   U.S. Government securities, at market value........................................     $        24,981,069   $        7,494,683
   Cash...............................................................................               1,693,285            5,815,172
   Unrealized gain on open contracts, net.............................................               6,169,394            5,563,659
                                                                                           --------------------  -------------------
     Deposits with broker.............................................................              32,843,748           18,873,514

Cash and cash equivalents.............................................................             171,820,107           68,985,354
Interest receivable...................................................................                  77,775                2,872
                                                                                           --------------------  -------------------

     TOTAL ASSETS.....................................................................     $       204,741,630   $       87,861,740
                                                                                           ====================  ===================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Brokerage commission payable.......................................................     $           973,561   $          436,522
   Accrued incentive fees.............................................................               1,706,724            1,140,443
   Organization and offering costs payable............................................                  81,893               28,975
   Accrued operating expenses.........................................................                  96,176               43,353
   Other accrued expenses.............................................................                 184,784               96,469
   Pending partner additions..........................................................              48,223,026           18,295,637
   Redemptions payable................................................................                 303,900              402,295
                                                                                           --------------------  -------------------
     TOTAL LIABILITIES................................................................              51,570,064           20,443,694
                                                                                           ====================  ===================

Partners' Capital
   General Partner (983.96 and 707.62 units outstanding at March 31, 2004 and
     December 31, 2003)...............................................................               1,247,962              844,919
   Limited Partners
     Class A (38,431.88 and 27,275.54 units outstanding at March 31, 2004 and
        December 31, 2003)............................................................              48,743,684           32,567,704
     Class B (90,408.92 and 31,586.19 units outstanding at March 31, 2004 and
        December 31, 2003)............................................................             103,179,920           34,005,423
                                                                                           --------------------  -------------------
        TOTAL PARTNERS' CAPITAL.......................................................             153,171,566           67,418,046
                                                                                           --------------------  -------------------

        TOTAL LIABILITIES AND PARTNERS' CAPITAL.......................................     $       204,741,630   $       87,861,740
                                                                                           ====================  ===================

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2004
(UNAUDITED)

                                                 UNREALIZED                   UNREALIZED                       NET
                                                 GAIN/(LOSS)     PERCENT     GAIN/(LOSS)       PERCENT      UNREALIZED      PERCENT
                                     EXPIR-       ON OPEN          OF          ON OPEN            OF        GAIN/(LOSS)        OF
                                     ATION         LONG         PARTNERS'       SHORT          PARTNERS'     ON OPEN       PARTNERS'
                                     DATES       CONTRACTS      CAPITAL       CONTRACTS        CAPITAL      CONTRACTS       CAPITAL
                                     -----      -----------     --------     -----------       --------     -----------     --------

FUTURES CONTRACTS
U.S. Futures Positions:
   Currencies.............                        $  119,133       0.1%    $     10,391           *      $    129,524          0.1%
   Energy.................                           273,530       0.2%               -           *           273,530          0.2%
   Grains.................                         1,855,966       1.2%               -           *         1,855,966          1.2%
   Interest rates.........                         1,665,290       1.1%               -           *         1,665,290          1.1%
   Meats..................                           161,110       0.1%               -           *           161,110          0.1%
   Metals.................                         2,110,190       1.4%               -           *         2,110,190          1.4%
   Soft Commodities.......                          (375,662)     (0.2)%        159,905           0.1%       (215,757)        (0.1)%
   Stock Indexes..........                                 -       *           (263,646)         (0.2)%      (263,646)        (0.2)%
                                                  ----------                -----------                   -----------
Total U.S. Futures Positions                       5,809,557                    (93,350)                    5,716,207

Foreign Futures Positions:
   Energy.................                            79,050       0.1%               -           *            79,050          0.1%
   Interest rates.........                         1,298,888       0.8%          69,998           *         1,368,886          0.9%
   Metal..................                           778,296       0.5%        (680,020)         (0.4)%        98,276          0.1%
   Soft commodities.......                                 -       *            (10,384)          *           (10,384)         *
   Stock indexes..........                           821,957       0.5%         142,498           0.1%        964,455          0.6%
                                                  ----------                -----------                   -----------
Total Foreign Futures
   Positions..............                         2,978,191                   (477,908)                    2,500,283
                                                  ----------                -----------                   -----------         ----

TOTAL FUTURES CONTRACTS...                        $8,787,748                $  (571,258)                  $ 8,216,490          5.4%
                                                  ==========                ===========                   ===========         ====
FORWARD CONTRACTS
   Japanese Yen...........           06/04        $1,275,664       0.8%     $(2,030,229)         (1.3)%  $   (754,565)        (0.5)%
   Other currencies.......                            37,550       *         (1,330,081)         (0.9)%    (1,292,531)        (0.8)%
                                                  ----------                -----------                   -----------         ----
TOTAL FORWARD CONTRACTS...                        $1,313,214                $(3,360,310)                  $(2,047,096)        (1.3)%
                                                  ==========                ===========                   ===========         ====

------------------
* Percentage is less than 0.1% of partners' capital.

U.S. Government Securities:
                                                                     PERCENT OF
                                                                      PARTNERS'
FACE VALUE                                              VALUE          CAPITAL
----------                                           -----------     -----------
$25,000,000    U.S. Treasury Bills, April 29, 2004   $24,981,069       16.3%
                                                     -----------
               Total U.S. Government Securities
                     (cost $24,943,345)              $24,981,069
                                                     ===========

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2003

                                                            UNREALIZED                UNREALIZED                NET
                                             NO. OF        GAIN/(LOSS)    PERCENT    GAIN/(LOSS)    PERCENT    UNREALIZED   PERCENT
                               EXPIR-       CONTRACTS        ON OPEN        OF        ON OPEN        OF        GAIN/(LOSS)    OF
                               ATION      --------------      LONG       PARTNERS'     SHORT        PARTNERS'   ON OPEN    PARTNERS'
                               DATES      LONG     SHORT   CONTRACTS      CAPITAL    CONTRACTS      CAPITAL    CONTRACTS    CAPITAL
                               -----      ----     -----   -----------   --------    -----------   ---------   ----------- ---------
FUTURES CONTRACTS
U.S. Futures Positions:
   Currencies...........                                   $   492,319       0.7%    $  (67,674)      (0.1)%  $   424,645      0.6%
   Energy...............                                      (141,842)     (0.2)%            -        *         (141,842)    (0.2)%
   Grains...............                                        91,733       0.1%             -        *           91,733      0.1%
   Interest rates.......                                        47,864       0.1%             -        *           47,864      0.1%
   Meats................                                             -       *            1,520        *            1,520      *
   Metals...............                                       892,100       1.3%             -        *          892,100      1.3%
   Soft Commodities.....                                         7,387       *            4,697        *           12,084      *
   Stock Indexes........                                       529,577       0.8%       181,080        0.3%       710,657      1.1%
                                                           -----------              -----------               -----------
Total U.S. Futures
 Positions..............                                     1,919,138                  119,623                 2,038,761

Foreign Futures
 Positions:
   Energy...............                                        22,375       *                -        *           22,375      *
   Interest rates.......                                       205,525       0.3%       (40,589)      (0.1)%      164,936      0.2%
   Metals:
      Nickel............       01/04 -    54       14        1,166,825       1.7%      (310,426)      (0.1)%      856,399      1.6%
                                 03/04
      Other Metals......                                       769,188       1.1%      (207,925)      (0.3)%      561,263      0.8%
   Soft commodities.....                                             -       *            4,077        *            4,077      *
   Stock indexes........                                       459,768       0.7%          (773)       *          458,995      0.7%
                                                           -----------              -----------               -----------      ---
Total Foreign Futures
   Positions............                                     2,623,681                 (555,636)                2,068,045
                                                           -----------              -----------               -----------      ---
TOTAL FUTURES CONTRACTS.                                    $4,542,819                $(436,013)               $4,106,806      6.1%
                                                           ===========              ===========               ===========      ===
FORWARD CONTRACTS
   British Pounds.......       03/04                       $   683,371       1.0%    $  (94,050)      (0.1)%  $   589,321      0.9%
   Other currencies.....                                     1,118,240       1.7%      (250,708)      (0.4)%      867,532      1.3%
                                                           -----------              -----------               -----------      ---
TOTAL FORWARD CONTRACTS.                                    $1,801,611                $(344,758)               $1,456,853      2.2%
                                                           ===========              ===========               ===========      ===

------------------
* Percentage is less than 0.1% of partners' capital.

U.S. Government Securities:
                                                                     PERCENT OF
                                                                      PARTNERS'
FACE VALUE                                              VALUE          CAPITAL
----------                                           -----------     -----------
$7,500,000  U.S. Treasury Bills, January 29, 2004    $7,494,683         11.1%
                                                     ----------
            Total U.S. Government Securities
               (cost $7,481,450)                     $7,494,683
                                                     ==========

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS


                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                      -----------------------------------
                                            2004              2003
                                      ----------------- -----------------
                                                 (UNAUDITED)

INCOME
   Trading gains (losses)
     Realized........................ $      9,811,263  $      1,286,210
     Change in unrealized............          605,735        (1,048,837)
                                      ----------------- -----------------
          Net gains from trading.....       10,416,998           237,373
   Interest income...................          272,073            46,455
                                      ----------------- -----------------
          TOTAL INCOME...............       10,689,071           283,828
                                      ----------------- -----------------
EXPENSES
   Brokerage commission..............        2,413,105                --
   Commissions.......................               --           111,095
   Management fees...................               --           166,873
   Incentive fees....................        1,706,724            68,027
   Operating expenses................          314,797            39,746
                                      ----------------- -----------------
          TOTAL EXPENSES.............        4,434,626           385,741
                                      ----------------- -----------------
          NET INCOME/(LOSS).......... $      6,254,445  $       (101,913)
                                      ================= =================

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                            LIMITED PARTNERS              LIMITED PARTNERS
                                                         ----------------------       -----------------------
                               GENERAL PARTNER                   CLASS A                      CLASS B
                           ----------------------        ----------------------       -----------------------
                            NUMBER                        NUMBER                       NUMBER                        TOTAL
                           OF UNITS        AMOUNT        OF UNITS        AMOUNT       OF UNITS        AMOUNT        AMOUNT
                           --------       -------        --------        ------       --------        -------      --------
Partners' capital,
   December 31, 2003.....    707.62        $844,919     27,275.54      $32,567,704      31,586.19   $34,005,423   $  67,418,046
   Contributions.........    276.34         340,000     11,739.46       14,538,273      58,935.69    65,654,373      80,532,646
   Redemptions...........        --              --       (583.12)        (721,576)       (112.96)     (128,916)       (850,492)
   Offering Costs........        --              --            --          (11,088)            --      (171,991)       (183,079)
   Net income............        --          63,043            --        2,370,371             --     3,821,031       6,254,445
                             ------      ----------     ---------      -----------      ---------  ------------    ------------
Partners' capital,
   March 31, 2004
   (unaudited)               983.96      $1,247,962     38,431.88      $48,743,684      90,408.92  $103,179,920    $153,171,566
                             ======      ==========     =========      ===========      =========  ============    ============

Net asset value per unit
   at January 1, 2004....                                              $  1,194.03                 $   1,076.59
                                                                       ===========                 ============
Net asset value per unit
   at March 31, 2004
   (unaudited)                                                         $  1,268.31                 $  1,141.26
                                                                       ===========                 ============
Increase in net asset
   value per unit for the
   period January 1 to
   March 31, 2004
   (unaudited)...........                                              $     74.28                 $     64.67
                                                                       ===========                 ============

The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Nature of business: Grant Park Futures Fund Limited Partnership (the "Partnership") was organized as a limited partnership in Illinois in August 1988 and will continue until December 31, 2027, unless sooner terminated as provided for in its Limited Partnership Agreement. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of futures commission merchants ("FCMs") and interbank and other market makers through which the Partnership trades. Effective June 30, 2003, the Partnership became registered with the Securities and Exchange Commission ("SEC"), accordingly, as a registrant, the Partnership is subject to the regulatory requirements under the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934.

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

         Offerings of securities and use of proceeds: On June 30, 2003, the Securities and Exchange Commission declared effective the Partnership's Registration Statement on Form S-1 (Reg. No. 333-104317), pursuant to which the Partnership registered for public offering $20,000,000 in aggregate amount of Class A Limited Partnership Units and $180,000,000 in aggregate amount of Class B Limited Partnership Units. Also as of June 30, 2003, the Partnership adopted the Third Amended and Restated Limited Partnership Agreement. On April 1, 2004, the Securities and Exchange Commission declared effective the Partnership's Registration Statement on Form S-1 (Reg. No. 333-113297), pursuant to which the Partnership registered for public offering an additional $50,500,000 in aggregate amount of Class A Limited Partnership Units and an additional $177,000,000 in aggregate amount of Class B Limited Partnership Units.

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

         Through February 28, 2003, the Partnership issued and sold its limited partnership interests in an offering exempt under the Securities Act pursuant to
Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. Similar reliance was placed on available exemptions from securities qualification requirements under applicable state securities laws. The recipients of securities in such offering made representations as to their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, as to their ability to hold such securities indefinitely and generally, as to their qualification as accredited investors under the Securities Act and Regulation D promulgated thereunder. Further, such securities were restricted as to their transferability.

         The Partnership considered the following accounting policies as significant to it:

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

         Organization and offering costs: All expenses incurred in connection with the organization and the initial and ongoing public offering of partnership interests will be paid by Dearborn Capital Management, L.L.C. ("General Partner") and be reimbursed to the General Partner by the Partnership. This reimbursement will be made monthly. In no event, however, will the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses will be charged against partners' capital at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organization expenses will be expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At March 31, 2004, the amount of unreimbursed organization and offering costs incurred by the General Partner is $741,561.

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

         Effective June 1, 2003, 10% of the General Partner limited partnership interest in the Grant Park Futures Fund Limited Partnership will be characterized as a general partnership interest. Notwithstanding, the general partnership interest will continue to pay all fees associated with a limited partnership interest.

         Prior to August 1, 2003, brokerage commissions and other trading fees paid to clearing FCMs are included in commissions on the Statement of Operations, and for the three months ended March 31, 2003, totaled $111,095.

         Prior to August 1, 2003, the Partnership paid the General Partner a management fee of 2% per annum of the Partnership net assets, as defined. This fee, which was accrued monthly and paid quarterly, amounted to $86,542 for the three months ended March 31, 2003.

         Effective August 1, 2003, the Partnership pays the General Partner a brokerage commission up to 8.1% per annum of the Partnership net assets, as defined. The charge, which is accrued monthly, amounted to $2,413,105 for the three months ended March 31, 2004. Included in the brokerage commission of $2,413,105 is $1,470,252 of fees paid to the General Partner and its selling agents, $522,795 of management fees paid to commodity trading advisors (see Note
3) and $420,058 of commissions paid to its clearing FCMs.

NOTE 3.  COMMODITY TRADING ADVISORS

         The Partnership has entered into advisory contracts with Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Co. and Graham Capital Management, L.P. to act as the Partnership's commodity trading advisors (the "Advisors"). Effective August 1, 2003, the Advisors receive a quarterly management fee ranging from 1 percent to 2 percent per annum of the Partnership's month-end allocated net assets, which amounted to fees of $522,795 for the three months ended March 31, 2004.

         Prior to the change on August 1, 2003, the Advisors received a quarterly management fee ranging from 1 percent to 2.5 percent per annum of the Partnership's month-end allocated net assets, which amounted to fees of $80,331 for the three months ended March 31, 2003.

         Additionally, the Advisors receive a quarterly incentive fee ranging from 20 percent to 24 percent of the new trading profits on the allocated net assets of the Advisor, which amounted to fees of $1,706,724 and $68,027 for the three months ended March 31, 2004 and 2003, respectively.

NOTE 4.  REDEMPTIONS

         Limited Partners have the right to redeem units as of any month-end upon ten (10) days' prior written notice to the Partnership. The General Partner, however, may permit earlier redemptions in its discretion. There are no redemption fees applicable to Class A Limited Partners or to Class B Limited Partners who redeem their units on or after the one-year anniversary of their subscription. Class B Limited Partners who redeem their units prior to the one-year anniversary of their subscriptions for the redeemed units will pay the applicable early redemption fee. Redemptions will be made on the last day of the month for an amount equal to the net assets, as defined, represented by the units to be redeemed.

         In addition, the General Partner may at any time cause the redemption of all or a portion of any Limited Partner's units upon 15 day's written notice. The General Partner may also immediately redeem any Limited Partner's units without notice if the General Partner believes that (i) the redemption is necessary to avoid having the assets of the Partnership deemed Plan Assets under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), (ii) the Limited Partner made a misrepresentation in connection with its subscription for the units, or (iii) the redemption is necessary to avoid a violation of law by the Partnership or any Partner.

NOTE 5.  FINANCIAL HIGHLIGHTS

         The following financial highlights reflect activity related to the Partnership. Total return is based on the change in value during the period of a theoretical investment made at the beginning of each calendar month during the period. Individual investor's ratios may vary from these ratios based on various factors, including and among others, the timing of capital transactions.

                                                          THREE MONTHS ENDED MARCH 31, 2004
                                                          ---------------------------------
                                                             2004                  2003
                                                          ---------              --------
Total return - A Units**.........................            6.22%                 .53%
Total return - B Units**.........................            6.01%                  N/A
Ratios as a percentage of average net assets:
   Interest income*..............................            1.20%                1.16%
   Expenses*.....................................           19.60%                9.65%

*Annualized
**The Partnership converted its interests to units effective April 1, 2003, with all existing Limited Partners at that date converting to Class A Units. B Units began trading August 1, 2003.

         The interest income and total expense ratios above are computed based upon the weighted average net assets of the Partnership for the three months ended March 31, 2004 and 2003 (annualized).

         The following per unit performance calculations reflect activity related to the Partnership.

                                                                A UNITS     B UNITS
                                                                -------     -------
Per Unit Performance
   (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period..............   $ 1,194     $ 1,077
                                                                -------     -------
Income from operations:
   Net realized and change in unrealized gain from trading...     1,392       2,501
   Expenses net of interest income...........................    (1,309)     (2,283)
                                                                -------     -------
      Total income from operations...........................        83         218
Organization and offering costs..............................        (9)       (154)
                                                                -------     -------
Net asset value per unit at end of period....................   $ 1,268     $ 1,141
                                                                =======     =======

------------------
        Expenses net of interest income per unit and organization and offering costs per unit are calculated by dividing the expenses net of interest income and organization and offering costs by the average number of units outstanding during the period from January 1, 2004 to March 31, 2004. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

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

         Net trading results from derivatives for the three months ended March 31, 2004 and 2003, are reflected in the statements of operations. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts, options on futures contract, and forward contracts.

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

NOTE 7.  SUBSEQUENT EVENT

         From April 1, 2004 to May 1, 2004, there were aggregate contributions to and redemptions from the Partnership totaling approximately $69,064,763 and $135,018, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         Grant Park invests through independent professional commodity trading advisors retained by the general partner. Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Company, or ETC, and Graham Capital Management, L.P., serve as Grant Park's commodity trading advisors. As of March 31, 2004, the general partner allocated Grant Park's net assets among the trading advisors as follows: 33% to Rabar, 30% to EMC, 9% to ETC and 28% to Graham.

         On June 30, 2003, the SEC declared effective Grant Park's Registration Statement on Form S-1 through which it registered up to $20 million in aggregate amount of Class A limited partnership units and $180 million in aggregate amount of Class B limited partnership units. Subsequently, on April 1, 2004, the SEC declared effective Grant Park's Registration Statement on Form S-1 through which it registered an additional $50.5 million in aggregate amount of Class A limited partnership units and an additional $177 million in aggregate amount of Class B limited partnership units. Pursuant to the Registration Statement, Class A Limited Partnership Units and Class B Limited Partnership Units are publicly offered on a continuous basis at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. The proceeds of the offering are deposited in Grant Park's bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park's trading policies and its trading advisors' respective trading strategies.

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

RESULTS OF OPERATIONS

         Grant Park's net return, which consists of Grant Park's trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the quarter ended March 31, 2004 was approximately 6.22% for the Class A units and 6.01% for the Class B units. The net asset value at March 31, 2004 was approximately $153.2, at December 31, 2003 was approximately $67.4 million and at March 31, 2003 was approximately $18.4 million.

         The table below sets forth Grant Park's trading gains or losses by sector for the three-month periods ended March 31, 2004 and 2003.

                                   ---------------------------------
                                             %GAIN (LOSS)
                                   ---------------------------------
                                          THREE MONTHS ENDED
                                               MARCH 31
                                   ---------------------------------
SECTOR                                   2004             2003
---------------------------------  ----------------- ---------------
Interest Rates                                  2.9%            0.7%
Currencies                                     (1.3)            3.3
Stock Indices                                  (0.3)           (1.5)
Energy                                          0.9             2.8
Agriculturals                                   4.8            (1.3)
Metals                                          3.1            (0.6)
Softs                                           0.1            (0.6)
Meats                                           0.1             0.0
Miscellaneous                                  (0.1)           (0.3)
                                   ----------------- ---------------
Total                                          10.2%            2.5%
                                   ================= ===============
----------------------

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

         For the three months ended March 31, 2004, Grant Park had a positive return of approximately 6.22% for the Class A units and 6.01% for the Class B units. On a combined basis prior to expenses, approximately 10.20% resulted from trading gains, and approximately 0.20% was due to interest income. These gains were offset by approximately 4.31% in brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2003, Grant Park had a slightly positive return of approximately 0.53%. Approximately 2.54% resulted from trading gains and approximately 0.27% was due to interest income. An offset of approximately 2.28% was the result of brokerage fees, performance fees and operating and offering costs borne by Grant Park. A significant portion of the increase in expenses from the March 31, 2003 quarter to the March 31, 2004 quarter is due to incentive fees and offering costs. Incentive fees which were paid in the quarter ending March 31, 2004 were not paid in the quarter ending March 31, 2003 and offering expenses which were incurred in the quarter ending March 31, 2004 were not applicable to the quarter ending March 31, 2003.

         Three months ended March 31, 2004

         The first quarter of 2004 proved profitable as the Grant Park Fund A units earned 6.22% while the B units earned 6.01%. The dominant themes in a volatile three month period were the weakness in the US dollar and Chinese demand for industrial metals and commodities. Early in the quarter the US dollar continued its downward spiral as the British Pound made an 11 year high against the US currency. At the same time, the Chinese economy continued its strong expansion. This expansion continued to fuel demand for grains, base metals and energy. Late in the quarter, however, factors that had contributed to earlier profits were beginning to ease causing reversals in some of the Fund's profitable positions. Perceptions that the Federal Reserve could raise interest rates caused a reversal in the dollar's weakness. The dollar's strength resulted in losses in the Fund's currency positions and its base metals positions. Market participants perceived a weakening of demand for the base metals as their dollar dominated price started to increase. Additionally, there were fears that the long time monetary easing by central banks around the globe was finally coming to an end which would in turn translate into a possible slow down in demand for a wide range of commodities and metals.

         The first month of 2004 was slightly profitable for the Grant Park Futures Fund. Grant Park A Units were up 0.38% while B Units were up 0.31% for the month. The month was a volatile one, with modest profits generated in the agricultural, metal and currency sectors. These gains collectively offset significant losses in the fixed income sector. Gains in the agricultural and metal sectors continued to be fueled by tight supplies amid surging Chinese demand, while gains in the currency sector were largely attributable to a surge in the British pound, which hit an 11 year high against the U.S. dollar, amidst continuing signs of strong growth in the British economy. Losses in the fixed income sector were largely attributable to the omission of "considerable period" in the

U.S. Federal Reserve January statement release in referencing the maintenance of current interest rate levels. This omission was a clear shift in sentiment and shifted the market's expectations for a sooner rather than later rise in U.S. interest rates.

         February's performance was strong with A Units posting a 7.33% gain and B Units up 7.25% on the month. Gains were driven largely by the continued weakness in the U.S. dollar, with gains experienced in the grains, energy, currency and fixed income markets. Copper prices reached an 8-year high, rising 18% in February alone. Continued global demand coupled with a decrease in warehouse supply levels contributed to the continued strength in this market. Soybean prices rallied 15% on the month amidst concerns of a weaker-than-expected South American crop and continued growth of Chinese demand. Crude oil and related products rose after a greater-than-expected decrease in U.S. gasoline inventories. The British pound continued to strengthen, rising to its highest level against the U.S. dollar since 1992, as expectations of continued interest rate hikes were priced into the market. Finally, gains were experienced in long global interest rate positions in response to comments by Alan Greenspan suggesting that an interest rate hike by the Federal Reserve was not imminent. Losses were incurred in short positions in British and Australian interest rate futures, which rose as part of a global rally in bonds following the U.S. lead. Additional losses were incurred in long coffee positions and long euro positions.

         Grant Park's performance was negative for March with A Units down 1.40% on the month and B Units down 1.47%. The month was volatile with the currency, fixed income and equity index sectors particularly volatile as a result of apparent policy shifting by many of the world's central banks. Grant Park suffered losses in long British Pound positions as the pound declined against the U.S. dollar as an improving U.S. economic outlook fueled speculation that the Federal Reserve could raise U.S. interest rates in the near future. Additional losses were generated in short Japanese yen positions as the yen rose against the U.S. dollar amid anticipation that the Bank of Japan would curtail its sales of its currency following the end of the Japanese fiscal year. Additional losses were suffered in the industrial metals, including nickel, zinc and aluminum, as the U.S. dollar's strength resulted in reduced demand from European buyers. Additional losses were generated in sugar, Japanese Government Bonds and the Hang Seng Index. The Fund's largest profits were earned in silver, which hit a 16-year high at the end of the month. Additional profits were generated in long positions in soybeans and soybean meal, as limited U.S. supplies and a bitter strike at Brazil's main grain port combined to send soy prices to a 16-year high as well.

         Three months ended March 31, 2003

         The first quarter of 2003 was a volatile one for the portfolio resulting in a net gain of 0.53%. January and February proved profitable as weather and geopolitical events contributed to Grant Park's profits. The energy sector rallied amid concerns over the impending Iraq invasion as the markets anticipated supply disruptions that could result from the Iraq conflict. Adding to that concern was the Venezuelan oil strike and the unseasonably cold weather. In addition to strong crude prices, natural gas posted a 25 month high in February. Additional profits were earned from the Iraq crises in other markets. The US dollar declined over the political uncertainty that the US was willing to ignore the UN and "go it alone". Fixed Income rallied as a safe haven while stock indices declined over war fears. March proved a difficult end to the quarter. Perhaps this month best exemplifies the trading adage "buy the rumor, sell the fact". As the US launched its assault on Iraq a majority of the positions that had proven profitable the previous two months reversed violently. The Fund was forced to liquidate many of these long held positions at a significant loss.

-------------------------------------------------------------------------------

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

         In the case of forward contracts, over-the-counter options contracts or swap contracts, which are traded on the interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a central clearing organization backed by a group of financial institutions. As a result, there likely will be greater counterparty credit risk in these transactions. Grant Park trades only with those counterparties that it believes to be creditworthy. Nonetheless, the clearing member, clearing organization or other counterparty to these transactions may not be able to meet its obligations to Grant Park, in which case Grant Park could suffer significant losses on these contracts.

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

VALUE AT RISK BY MARKET SECTORS

         The following tables indicate the trading value at risk associated with Grant Park's open positions by market category as of March 31, 2004 and December 31, 2003 and the trading gains/losses by market category for the three months ended March 31, 2004 and the year ended December 31, 2003. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of March 31, 2004, Grant Park's net asset value was approximately $153.2 million. As of December 31, 2003, Grant Park's net asset value was approximately $67.4 million.

                              AS OF MARCH 31, 2004

MARKET SECTOR                VALUE AT RISK       % OF TOTAL           TRADING
                                               CAPITALIZATION       GAIN(LOSS)
-------------                -------------     --------------       ----------
Interest Rates               $   8,570,303                5.6%           2.9%
Currencies                       1,974,913                1.3           (1.3)
Stock Indices                    5,176,547                3.4           (0.3)
Energy                           1,708,200                1.1            0.9
Agriculturals                    1,484,850                1.0            4.8
Metals                           1,790,682                1.2            3.1
Softs                              555,392                0.3            0.1
Meats                               47,500                0.0            0.0
                             -------------     --------------       --------
Total                        $  21,308,387               13.9%          10.2%
                             =============     ==============       ========


                             AS OF DECEMBER 31, 2003

MARKET SECTOR                VALUE AT RISK       % OF TOTAL           TRADING
                                               CAPITALIZATION       GAIN(LOSS)
-------------                -------------     --------------       ----------
Interest Rates               $   2,173,842                3.2%           6.3%
Currencies                       2,363,583                3.5           17.9
Energy                           1,164,900                1.7           (0.2)
Stock Indices                    3,595,518                5.3            3.6
Agriculturals                      367,150                0.5            1.7
Metals                           1,411,432                2.1            4.3
Softs                              166,804                0.3           (0.4)
Meats                                8,000                0.0           (0.3)
                             -------------     --------------       --------
                             $  11,251,229               16.6%          32.9%
                             =============     ==============       ========

MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

         The face value of the market sector instruments held by Grant Park is typically many times the applicable maintenance margin requirement, which generally range between approximately 1% and 10% of contract face value, as well as many times the capitalization of Grant Park. The magnitude of Grant Park's open positions creates a risk of ruin not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause Grant Park to incur severe losses over a short period of time. The value at risk table above, as well as the past performance of Grant Park, gives no indication of this risk of ruin.

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

------------------------------------------------------------------------------

QUALITATIVE MARKET RISK

TRADING RISK

         The following were the primary trading risk exposures of Grant Park as of March 31, 2004, by market sector.

         Interest Rates

         Interest rate risk is the principal market exposure of Grant Park. Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park's profitability. Grant Park's primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries. However, Grant Park also takes futures positions on the government debt of smaller nations, such as Australia. The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future. As of March 31, 2004, Grant Park's interest rate exposure was predominantly long positions in a variety of G-7 countries.

         Currencies

         Exchange rate risk is a significant market exposure of Grant Park. Grant Park's currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future. As of March 31, 2004, Grant Park was positioned to benefit from the effects of a weakening dollar against most major and minor currencies. However, Grant Park does maintain long dollar positions against the Eurocurrency and the Mexican Peso.

         Energy

         Grant Park's primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East. As of March 31, 2004, the energy market exposure of Grant Park consisted of long positions in crude oil, natural gas and crude products. These positions were approximately equally weighted. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

         Stock Indices

         Grant Park's primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, and Australia. The stock index futures contracts currently traded by Grant Park are generally limited to futures on broadly based indices, although Grant Park may trade narrow-based stock index futures contracts in the future. As of March 31, 2004, Grant Park's primary exposures were in the S&P 500 (long), NASDAQ (short), Nikkei (long), Hang Seng (short), FTSE (short) and DAX (short) stock indices. Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being "whipsawed" into numerous small losses.

         Metals

         Grant Park's metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. Long positions in gold, silver, copper, lead and zinc accounted for Grant Park's primary metal exposure as of March 31, 2004.

------------------------------------------------------------------------------

         Agricultural / Softs

         Grant Park's primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, corn and wheat accounted for the bulk of Grant Park's commodity exposure as of March 31, 2004.

NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of Grant Park as of March 31, 2004.

         Foreign Currency Balances

         Grant Park's primary foreign currency balances are in Japanese yen, British pounds, Euros and Australian dollars. The trading advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control Grant Park's nontrading risk.

         Cash Management

         Grant Park maintains a substantial portion ranging from approximately 75% to 95% of its available assets in Treasury bills held at the clearing broker or in Treasury repurchase agreements purchased at Harris Trust & Savings Bank or in U.S. Treasury securities, securities issued by U.S. government agencies and other high quality money market securities purchased at Horizon Cash Management, LLC which are held in a separate, segregated account at Northern Trust. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on Grant Park's cash management income.


MANAGING RISK EXPOSURE

         The general partner monitors and controls Grant Park's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which Grant Park is subject.

         The general partner monitors Grant Park's performance and the concentration of its open positions and consults with the trading advisors concerning Grant Park's overall risk profile. If the general partner felt it necessary to do so, the general partner could require the trading advisors to close out individual positions as well as enter positions traded on behalf of Grant Park. However, any intervention would be a highly unusual event. The general partner primarily relies on the trading advisors' own risk control policies while maintaining a general supervisory overview of Grant Park's market risk exposures. The trading advisors apply their own risk management policies to their trading. The trading advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The trading advisors' research of risk management often suggests ongoing modifications to their trading programs.

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

------------------------------------------------------------------------------

ITEM 4.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the general partner carried out an evaluation, under the supervision and with the participation of the general partner's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of Grant Park's disclosure controls and procedures as contemplated by Rule 13a-15 of the Securities Exchange Act, as amended. Based on and as of the date of that evaluation, the general partner's principal executive officer and principal financial officer concluded that Grant Park's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to Grant Park required to be included in the reports filed or submitted by Grant Park under the Securities Exchange Act of 1934.

         There was no change in Grant Park's internal control over financial reporting in the quarter ended March 31, 2004 that has materially affected or is reasonably likely to materially affect Grant Park's control over financial reporting.


                           PART II- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         On June 30, 2003, the Securities and Exchange Commission declared effective Grant Park's Registration Statement on Form S-1 (Reg. No. 333-104317), pursuant to which Grant Park registered for public offering $20,000,000 in aggregate amount of Class A Limited Partnership Units and $180,000,000 in aggregate amount of Class B Limited Partnership Units. Also as of June 30, 2003, Grant Park adopted the Third Amended and Restated Limited Partnership Agreement, which included modifications required under the Guidelines for the Registration of Commodity Pool Programs promulgated by the North American Securities Administrators Association, Inc. and requested by various state securities regulators in connection with Grant Park's public offering. On April 1, 2004, the Securities and Exchange Commission declared effective the Partnership's Registration Statement on Form S-1 (Reg. No. 333-113297), pursuant to which the Partnership registered for public offering an additional $50,500,000 in aggregate amount of Class A Limited Partnership Units and an additional $177,000,000 in aggregate amount of Class B Limited Partnership Units.

         Class A Limited Partnership Units and Class B Limited Partnership Units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. The close of business on July 31, 2003 marked the initial closing date of the public offering. The lead selling agents for the offering are UBS Financial Services Inc., A.G. Edwards & Sons, Inc. and Oppenheimer & Co. Inc. On January 1, 2004, the Class A Limited Partnership Units were offered at a price of $1,194.03 per unit with 3,291.56 units being sold, and the Class B Limited Partnership Units were offered at a price of $1,076.59 per unit with 13,665.27 units being sold. As of the close of business on February 1, 2004, the Class A Limited Partnership Units were offered at $1,198.53 with 3,123.90 units being sold, and the Class B Limited Partnership Units were offered at $1,079.93 with 19,052.04 units being sold. As of the close of business on March 1, 2004, the Class A Limited Partnership Units were offered at $1,286.35 with 5,600.33 units being sold, and the Class B Limited Partnership Units were offered at $1,158.26 with 26,218.37 units being sold. Expenses incurred in connection with the organization and offering of the units, which are paid by the general partner and then reimbursed by Grant Park on a monthly basis (with such reimbursement limited to 0.1% annually through March 31, 2004 and 0.2% annually after April 1, 2004 of the net asset value of the Class A Units and 0.9% annually of the Class B Units) amounted to a total of approximately $160,826.00 for the period. The proceeds of the offering are deposited in Grant Park's bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park's trading policies and its trading advisors' respective trading strategies.

                      ISSUER PURCHASES OF EQUITY SECURITIES

(e) The following table provides information regarding the total Class A and Class B units redeemed by Grant Park during the quarter ended March 31, 2004.


                  (a)            (b)           (a)          (b)             (c)                    (d)
                                                                                                 MAXIMUM
                                                                                               NUMBER OF UNITS
              TOTAL NUMBER                 TOTAL NUMBER               TOTAL NUMBER OF UNITS      THAT MAY YET
               OF CLASS A      AVERAGE      OF CLASS B     AVERAGE     REDEEMED AS PART OF     BE REDEEMED UNDER
                 UNITS       PRICE PAID       UNITS      PRICE PAID     PUBLICLY ANNOUNCED            THE
   PERIOD       REDEEMED      PER UNIT       REDEEMED     PER UNIT     PLANS OR PROGRAMS(1)    PLANS/PROGRAM(1)
------------- ------------- -------------- ------------- ------------ ----------------------- --------------------

01/01/04        296.463       $1,198.532        -         $1,079.927         296.463                  (2)
through
01/31/04

02/01/04        148.694       $1,286.345        -         $1,158.258         148.694                  (2)
through
02/29/04

03/01/04        137.966       $1,268.314     112.959      $1,141.259         250.925                  (2)
through
03/31/04

TOTAL           583.123       $1,251.064     112.959      $1,126.481         696.082                  (2)

 -----------------

(1) As previously disclosed, pursuant to Grant Park's Limited Partnership Agreement, investors in Grant Park may redeem their units for an amount equal to the net asset value per unit at the close of business on the last business day of any calendar month if at least 10 days prior to the redemption date, or at an earlier date if required by the investor's selling agent, the General Partner receives a written request for redemption from the investor. The General Partner may permit earlier redemptions in its discretion.

(2) Not determinable.

------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  31.1 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

                  31.2 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

                  32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         (b)      REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON
                  FORM 8-K

                  NONE.

                                        1

------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GRANT PARK FUTURES FUND
                                       LIMITED PARTNERSHIP


Date:  May 17, 2004                    by:   Dearborn Capital Management, L.L.C.
                                             its general partner

                                             By:   /s/ David M. Kavanagh
                                                   -------------------------
                                                   David M. Kavanagh
                                                   President
                                                   (principal executive officer)

                                             By:   /s/ Maureen O'Rourke
                                                   -------------------------
                                                   Maureen O'Rourke
                                                   Chief Financial Officer
                                                   (principal financial and
                                                   accounting officer)

                                        2

------------------------------------------------------------------------------