Form 10-Q
period 2004-06-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2004-08-16
CIK 845698

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2004

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

===============================================================================

                   GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

                           QUARTER ENDED JUNE 30, 2004

                                      INDEX

PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements                                                                                        1

               Statements of Financial Condition as of June 30, 2004 (unaudited)                                           1
                  and December 31, 2003 (audited)

               Condensed Schedule of Investments as of June 30, 2004 (unaudited)                                           2

               Condensed Schedule of Investments as of December 31, 2003 (audited)                                         3

               Statements of Operations for the three months and six months ended June 30, 2004 and 2003 (unaudited)       4

               Statements of Changes in Partners' Capital (Net Asset Value)                                                5
                  for the six months ended June 30, 2004 (unaudited)

               Notes to Financial Statements (unaudited)                                                                   6

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                      11

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                 16

      Item 4.  Controls and Procedures                                                                                    20

PART II - OTHER INFORMATION                                                                                               20

      Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities                           20

      Item 6.  Exhibits and Reports on Form 8-K                                                                           22

SIGNATURES                                                                                                                23


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

STATEMENTS OF FINANCIAL CONDITION

                                                                             JUNE 30,            DECEMBER 31,
                                                                               2004                  2003
                                                                        --------------------  -------------------
                                                                            (UNAUDITED)
ASSETS

Equity in brokers trading accounts:
   U.S. Government securities, at market value......................... $        27,974,287   $        7,494,683
   Cash................................................................           3,248,590            5,815,172
   Unrealized gain on open contracts, net..............................            (729,508)           5,563,659
                                                                        --------------------  -------------------
     Deposits with broker..............................................          30,493,369           18,873,514

Cash and cash equivalents..............................................         198,882,144           68,985,354
Interest receivable....................................................             417,683                2,872
                                                                        --------------------  -------------------
     TOTAL ASSETS...................................................... $       229,793,196   $       87,861,740
                                                                        ====================  ===================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Brokerage commission payable........................................ $         1,330,897   $          436,522
   Accrued incentive fees..............................................                   -            1,140,443
   Organization and offering costs payable.............................             121,537               28,975
   Accrued operating expenses..........................................              60,953               43,353
   Other accrued expenses..............................................                   -               96,469
   Pending partner additions...........................................          20,712,835           18,295,637
   Redemptions payable.................................................             468,401              402,295
                                                                        --------------------  -------------------
     TOTAL LIABILITIES.................................................          22,694,623           20,443,694
                                                                        ====================  ===================

Partners' Capital
   General Partner (1,828.51 and 707.62 units outstanding
     at June 30, 2004 and December 31, 2003, respectively).............           1,864,208              844,919
   Limited Partners
     Class A (56,658.42 and 27,275.54 units outstanding at
        June 30, 2004 and December 31, 2003, respectively).............          57,764,768           32,567,704
     Class B (161,112.78 and 31,586.19 units outstanding at
        June 30, 2004 and December 31, 2003, respectively).............         147,469,597           34,005,423
                                                                        --------------------  -------------------
        TOTAL PARTNERS' CAPITAL........................................         207,098,573           67,418,046
                                                                        --------------------  -------------------

        TOTAL LIABILITIES AND PARTNERS' CAPITAL........................ $       229,793,196   $       87,861,740
                                                                        ====================  ===================

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2004
(UNAUDITED)

                                                                                                    NET
                                      UNREALIZED                   UNREALIZED                    UNREALIZED
                                      GAIN/(LOSS)                  GAIN/(LOSS)                   GAIN/(LOSS)
                           EXPIR-         ON        PERCENT OF        ON          PERCENT OF         ON          PERCENT OF
                           ATION      OPEN LONG      PARTNERS'     OPEN SHORT      PARTNERS'     OPEN SHORT       PARTNERS'
                           DATES      CONTRACTS      CAPITAL       CONTRACTS       CAPITAL       CONTRACTS        CAPITAL
                          -------  -------------    ---------    ---------------  ---------    --------------    ---------
FUTURES CONTRACTS
U.S. Futures Positions:
   Currencies...........           $    (231,126)     (0.1)%      $     (41,968)       *        $    (273,094)      (0.1)%
   Energy...............                  20,825       *                      -        *               20,825        *
   Grains...............                       -       *                163,504        0.1%           163,504        0.1%
   Interest rates.......                 (10,766)      *               (517,321)      (0.2)%         (528,087)      (0.3)%
   Meats................                  84,070       *                      -        *               84,070        *
   Metals...............                (195,320)     (0.1)%                  -        *             (195,320)      (0.1)%
   Soft Commodities.....                 137,256       0.1%             313,875        0.2%           451,131        0.2%
   Stock Indexes........                 186,720       0.1%              (8,880)       *              177,840        0.1%
                                   -------------                  -------------                 -------------
Total U.S.Futures
  Positions.............                  (8,341)                       (90,790)                      (99,131)

Foreign Futures
   Positions:
   Energy...............                 102,200       *                (35,200)       *               67,000        *
   Interest rates.......                 (22,695)      *               (596,122)      (0.3)%         (618,817)      (0.3)%
   Metal................                 199,180       0.1%            (505,656)      (0.2)%         (306,476)      (0.1)%
   Soft commodities.....                       -       *                  4,275        *                4,275        *
   Stock indexes........                 641,185       0.3%            (363,228)      (0.2)%          277,957        0.1%
                                   -------------                  -------------                 -------------
Total Foreign Futures
   Positions............                 919,870                     (1,495,931)                     (576,061)
                                   -------------                  -------------                 -------------      -----
TOTAL FUTURES CONTRACTS.           $     911,529                  $  (1,586,721)                $    (675,192)      (0.3)%
                                   =============                  =============                 =============
FORWARD CONTRACTS
   Currencies...........                 (32,750)      *                (21,566)       *              (54,316)       *
                                   -------------                  -------------                 -------------      -----
TOTAL FORWARD CONTRACTS.           $     (32,750)                 $     (21,566)                $     (54,316)       *
                                   =============                  =============                 =============      =====

------------------------------------
* Percentage is less than 0.1% of partners' capital.

U.S. Government Securities:

                                                                                                  PERCENT
                                                                                                    OF
                                                                                                  PARTNERS'
    FACE VALUE                                                                      VALUE         CAPITAL
----------------                                                                -------------   -------------
   $28,000,000      U.S. Treasury Bills, July 29, 2004                          $27,974,287        13.5%
                                                                                -----------
                    Total U.S. Government Securities (cost $27,935,275)         $27,974,287
                                                                                ===========


The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2003

                                                        UNREALIZED                 UNREALIZED                  NET
                                         NO. OF         GAIN/(LOSS)    PERCENT     GAIN/(LOSS)   PERCENT    UNREALIZED   PERCENT
                            EXPIR-      CONTRACTS        ON OPEN         OF         ON OPEN        OF       GAIN/(LOSS)     OF
                            ATION      -------------      LONG        PARTNERS'      SHORT      PARTNERS'    ON OPEN    PARTNERS'
                            DATES      LONG    SHORT    CONTRACTS      CAPITAL     CONTRACTS     CAPITAL    CONTRACTS    CAPITAL
                           -------     -------------    ----------    ---------   -----------   ---------  -----------  ---------
FUTURES CONTRACTS
U.S. Futures Positions:
   Currencies...........                              $     492,319    0.7%   $    (67,674)     (0.1)%    $     424,645      0.6%
   Energy...............                                   (141,842)  (0.2)%             -       *             (141,842)    (0.2)%
   Grains...............                                     91,733    0.1%              -       *               91,733      0.1%
   Interest rates.......                                     47,864    0.1%              -       *               47,864      0.1%
   Meats................                                          -    *             1,520       *                1,520      *
   Metals...............                                    892,100    1.3%              -       *              892,100      1.3%
   Soft Commodities.....                                      7,387    *             4,697       *               12,084      *
   Stock Indexes........                                    529,577    0.8%        181,080       0.3%           710,657      1.1%
                                                      -------------          -------------                -------------
Total U.S. Futures
  Positions.............                                  1,919,138                119,623                    2,038,761

Foreign Futures
   Positions:
   Energy...............                                     22,375    *                 -       *               22,375      *
   Interest rates.......                                    205,525    0.3%        (40,589)     (0.1)%          164,936      0.2%
   Metals:
                          01/04 -
      Nickel............    03/04         54      14      1,166,825    1.7%       (310,426)     (0.1)%          856,399      1.6%
      Other Metals......                                    769,188    1.1%       (207,925)     (0.3)%          561,263      0.8%
   Soft commodities.....                                          -    *             4,077       *                4,077      *
   Stock indexes........                                    459,768    0.7%           (773)      *              458,995      0.7%
                                                      -------------          -------------                -------------
Total Foreign Futures
   Positions............                                  2,623,681               (555,636)                   2,068,045
                                                      -------------          -------------                -------------    -----
TOTAL FUTURES CONTRACTS.                              $   4,542,819               (436,013)               $   4,106,806      6.1%
                                                      =============          =============                =============    =====
FORWARD CONTRACTS
   British Pounds.......    03/04                     $     683,371    1.0%  $     (94,050)     (0.1)%    $     589,321      0.9%
   Other currencies.....                                  1,118,240    1.7%       (250,708)     (0.4)%          867,532      1.3%
                                                      -------------          -------------                -------------    -----
TOTAL FORWARD CONTRACTS.                              $   1,801,611          $    (344,758)               $   1,456,853      2.2%
                                                      =============          =============                =============    =====

------------------------------------
* Percentage is less than 0.1% of partners' capital.

U.S. Government Securities:

                                                                                             PERCENT
                                                                                                OF
                                                                                             PARTNERS'
    FACE VALUE                                                                 VALUE         CAPITAL
----------------                                                           -------------   -------------
    $7,500,000      U.S. Treasury Bills, January 29, 2004                    $7,494,683        11.1%
                                                                           -------------
                    Total U.S. Government Securities (cost $7,481,450)       $7,494,683
                                                                           =============

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                               JUNE 30,                             JUNE 30,
                                                  -----------------------------------  -----------------------------------
                                                        2004              2003               2004              2003
                                                  ----------------- -----------------  ----------------- -----------------
                                                             (UNAUDITED)                          (UNAUDITED)
INCOME..........................................
   Trading gains (losses).......................
     Realized...................................  $    (32,200,956) $      2,783,227   $    (22,389,693) $      4,069,437
     Change in unrealized.......................        (6,898,902)          (97,896)        (6,293,167)       (1,146,733)
                                                  ----------------- -----------------  ----------------- -----------------
          Net gains/(losses) from trading.......       (39,099,858)        2,685,331        (28,682,860)        2,922,704

   Interest income..............................           608,191            50,127            880,264            96,582
                                                  ----------------- -----------------  ----------------- -----------------
          TOTAL INCOME/(LOSS)...................       (38,491,667)        2,735,458        (27,802,596)        3,019,286
                                                  ----------------- -----------------  ----------------- -----------------
EXPENSES........................................
   Brokerage commission.........................         3,864,166                --          6,277,271                --
   Commissions..................................                --           151,170                 --           262,266
   Management fees..............................                --           195,542                 --           362,414
   Incentive fees...............................                --           261,976          1,706,724           330,003
   Operating expenses...........................            32,655            82,360            347,451           122,106
                                                  ----------------- -----------------  ----------------- -----------------
          TOTAL EXPENSES........................         3,896,821           691,048          8,331,446         1,076,789
                                                  ----------------- -----------------  ----------------- -----------------
          NET INCOME/(LOSS).....................  $    (42,388,488) $      2,044,410   $    (36,134,042) $      1,942,497
                                                  ================= =================  ================= =================

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                             LIMITED PARTNERS              LIMITED PARTNERS
                                                         -----------------------      ------------------------
                                GENERAL PARTNER                   CLASS A                      CLASS B
                            -----------------------      ------------------------     ------------------------
                             NUMBER                        NUMBER                       NUMBER                        TOTAL
                            OF UNITS        AMOUNT        OF UNITS        AMOUNT       OF UNITS        AMOUNT         AMOUNT
                            --------      ----------     ----------     ----------    -----------    ----------     ---------
Partners' capital,
   December 31, 2003.....     707.62     $    844,919     27,275.54     $ 32,567,704      31,586.19  $ 34,005,423    $ 67,418,046
   Contributions.........     276.34          340,000     11,739.46       14,538,273      58,935.69    65,654,373      80,532,646
   Redemptions...........         --               --       (583.12)        (721,576)       (112.96)     (128,916)       (850,492)
   Offering Costs........         --               --            --          (11,088)            --      (171,991)       (183,079)
   Net income/(loss).....         --           63,043            --        2,370,371             --     3,821,031       6,254,445
                            --------     ------------     ---------     ------------     ----------  ------------    ------------
Partners' capital,
   March 31, 2004
      (unaudited)........     983.96     $  1,247,962     38,431.88     $ 48,743,684      90,408.92  $103,179,920    $153,171,566
                            --------     ------------     ---------     ------------     ----------  ------------    ------------
   Contributions.........     844.55          987,500     19,025.66       22,125,537      71,083.42    74,736,805      97,849,842
   Redemptions...........         --               --       (799.12)        (838,529)       (379.56)     (362,721)     (1,201,250)
   Offering Costs........         --               --            --          (28,403)            --      (304,694)       (333,097)
   Net income/(loss).....         --         (371,254)           --      (12,237,521)            --   (29,779,713)    (42,388,488)
                            --------     ------------     ---------     ------------     ----------  ------------    ------------
Partners' capital,
   June 30, 2004
   (unaudited)...........   1,828.51     $  1,864,208     56,658.42     $ 57,764,768     161,112.78  $147,469,597    $207,098,573
                            ========     ============     =========     ============     ==========  ============    ============

Net asset value per unit
   at January 1, 2004....                                               $   1,194.03                 $  1,076.59
                                                                        ============                 ===========
Net asset value per unit
   at June 30, 2004
   (unaudited)...........                                               $   1,019.53                 $    915.32
                                                                        ============                 ===========

Decrease in net asset
   value per unit for the
   period January 1 to
   June 30, 2004
   (unaudited)...........                                               $    (174.50)                $   (161.27)
                                                                        ============                 ===========

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

         Organization and offering costs: All expenses incurred in connection with the organization and the initial and ongoing public offering of partnership interests will be paid by Dearborn Capital Management, L.L.C. ("General Partner") and be reimbursed to the General Partner by the Partnership. This reimbursement will be made monthly. In no event, however, will the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses will be charged against partners' capital at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organization expenses will be expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At June 30, 2004, the amount of unreimbursed organization and offering costs incurred by the General Partner is $738,348.

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

         Prior to August 1, 2003, brokerage commissions and other trading fees paid to clearing FCMs are included in commissions on the Statement of Operations, and for the three months ended June 30, 2003, totaled $151,170 and for the six months ended June 30, 2003, totaled $262,266.

         Prior to August 1, 2003, the Partnership paid the General Partner a management fee of 2% per annum of the Partnership net assets, as defined. This fee, which was accrued monthly and paid quarterly, amounted to $101,333 for the three months ended June 30, 2003 and $187,874 for the six months ended June 30, 2003.

         Effective August 1, 2003, the Partnership paid the General Partner a brokerage commission up to 8.1% per annum of the Partnership net assets, as defined. Effective April 1, 2004, the brokerage commissions decreased to 7.9% per annum for Class A units and remained at 8.1% per annum for Class B units. The charge, which is accrued monthly, amounted to $3,864,166 for the three months ended June 30, 2004 and $6,277,271 for the six months ended June 30, 2004. Included in the brokerage commission for the three and six months ended June 30, 2004, respectively, is $2,304,063 and $3,774,315 of fees paid to the General Partner and its selling agents, $839,257 and $1,362,052 of management fees paid to commodity trading advisors (see Note 3) and $720,846 and $1,140,904 of commissions paid to its clearing FCMs.

NOTE 3.  COMMODITY TRADING ADVISORS

         The Partnership has entered into advisory contracts with Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Co. and Graham Capital Management, L.P. to act as the Partnership's commodity trading advisors (the "Advisors"). Effective August 1, 2003, the Advisors receive a quarterly management fee ranging from 1 percent to 2 percent per annum of the Partnership's month-end allocated net assets, which amounted to fees of $839,257 for the three months ended June 30, 2004 and $1,362,052 for the six months ended June 30, 2004.

         Prior to the change on August 1, 2003, the Advisors received a quarterly management fee ranging from 1 percent to 2.5 percent per annum of the Partnership's month-end allocated net assets, which amounted to fees of $94,209 for the three months ended June 30, 2003 and $174,540 for the six months ended June 30, 2003.

         Additionally, the Advisors receive a quarterly incentive fee ranging from 20 percent to 24 percent of the new trading profits on the allocated net assets of the Advisor, which amounted to fees of $0 and $261,976 for the three months ended June 30, 2004 and 2003, respectively, and $1,706,724 and $330,003 for the six months ended June 30, 2004 and 2003, respectively.

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

                                                  THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                               ----------------------------------- ------------------------------------
                                                    2004               2003              2004                2003
                                               ----------------  ----------------- -----------------    ---------------
                                                          (UNAUDITED)                          (UNAUDITED)
Total return - A Units                           (19.62)%             11.08%           (14.61)%            11.67%
Total return - B Units**                         (19.80)%               N/A            (14.98)%              N/A
Ratios as a percentage of average net assets:
   Interest income *                               1.41%               1.04%             1.34%              1.09%
   Expenses *                                      9.03%              14.29%            12.67%             12.19%

*        Annualized
** The Partnership converted its interests to units effective April 1, 2003, with all existing Limited Partners at that date converting to Class A Units. B Units began trading August 1, 2003.

         The interest income and total expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and six months ended June 30, 2004 and 2003 (annualized).

         The following per unit performance calculations reflect activity related to the Partnership for the period January 1, 2004 to June 30, 2004.

                                                                      A UNITS          B UNITS
                                                                    -----------      -----------
Per Unit Performance
   (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period..............       $ 1,194.03       $ 1,076.59
                                                                    ----------       ----------
Income from operations:
   Net realized and change in unrealized gain/(loss) from
      trading................................................          (122.99)          (98.79)
   Expenses net of interest income...........................           (50.56)          (57.37)
                                                                    ----------       ----------
      Total income/(loss) from operations....................          (173.55)         (156.16)
Organization and offering costs..............................            (0.95)           (5.11)
                                                                    ----------       ----------
Net asset value per unit at end of period....................       $ 1,019.53       $   915.32
                                                                    ==========       ==========

------------------------------------
         Expenses net of interest income per unit and organization and offering costs per unit are calculated by dividing the expenses net of interest income and organization and offering costs by the average number of units outstanding during the period from January 1, 2004 to June 30, 2004. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

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

         Net trading results from derivatives for the three and six months ended June 30, 2004 and 2003, are reflected in the statements of operations. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts, options on futures contract, and forward contracts.

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

NOTE 7.  SUBSEQUENT EVENT

         From July 1, 2004 to August 1, 2004, there were aggregate contributions to and redemptions from the Partnership totaling approximately $33,200,000 and $2,400,000, respectively.

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

         Grant Park invests through independent professional commodity trading advisors retained by the general partner. Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Company, or ETC, and Graham Capital Management, L.P., serve as Grant Park's commodity trading advisors. As of June 30, 2004, the general partner allocated Grant Park's net assets among the trading advisors as follows: 29% to Rabar, 29% to EMC, 8% to ETC and 30% to Graham. Effective August 1, 2004, Grant Park added two additional trading advisors, Winton Capital Management Limited and Saxon Investment Corporation. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. Each trading advisor uses its own proprietary trading program and each is a full-time commodity trading advisor with an established performance record and a dedicated staff of experienced alternative investment professionals. Grant Park anticipates that it will allocate no more than approximately 20% of its assets to each of Winton and Saxon at any one time. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

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

CRITICAL ACCOUNTING POLICIES

         Grant Park's only critical accounting policy is the valuation of its assets invested in U.S. and international futures and forward contracts, options contracts and other interests in commodities. The substantial majority of the investments are exchange-traded contracts, valued based upon exchange settlement prices. The remainder of its investments is non-exchange-traded contracts with valuation of those investments based on third-party quoted dealer values on the Interbank market. With the valuation of the investments easily obtained, there is little or no judgment or uncertainty involved in the valuation of investments, and accordingly, it is unlikely that materially different amounts would be reported under different conditions using different but reasonably plausible assumptions.

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

RESULTS OF OPERATIONS

         Grant Park's net return, which consists of Grant Park's trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the quarter ended June 30, 2004 was approximately (19.62)% for the Class A units and (19.80)% for the Class B units. The net asset value at June 30, 2004 was approximately $207.1, at December 31, 2003 was approximately $67.4 million and at June 30, 2003 was approximately $20.4 million.

         The table below sets forth Grant Park's trading gains or losses by sector for the three and six month periods ended June 30, 2004 and 2003.


                                               % GAIN (LOSS)
                     ----------------------------------------------------------
                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                              JUNE 30                          JUNE 30
                     ---------------------------    ---------------------------
SECTOR                    2004           2003           2004          2003
-------------------  -------------  ------------    -------------  ------------
Interest Rates               (6.2)%         7.5%            (3.6)%         8.3%
Currencies                   (3.7)          6.4             (5.0)          9.9
Stock Indices                (2.9)          2.2             (3.2)          0.7
Energy                        0.3          (0.5)             1.2           2.3
Agriculturals                (2.3)          0.2              2.4          (1.1)
Metals                       (2.7)         (0.7)             0.2          (1.3)
Softs                        (1.0)         (0.4)            (1.0)         (1.1)
Meats                         0.1           0.0              0.2           0.0
Miscellaneous                 0.3          (0.1)            (0.3)         (0.3)
                     -------------  ------------    -------------  ------------
Total                       (18.1)%        14.6%            (9.1)%        17.4%
                     =============  ============    =============  ============

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

         For the three months ended June 30, 2004, Grant Park had a negative return of approximately 19.62% for the Class A units and 19.80% for the Class B units. On a combined basis prior to expenses, approximately 18.10% resulted from trading losses, and approximately 0.30% was due to interest income. These trading losses were increased by approximately 1.90% in brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2003, Grant Park had a positive return of approximately 11.1%. Approximately 14.6% resulted from trading gains and approximately 0.30% was due to interest income. An offset of approximately 3.8% was the result of brokerage fees, performance fees and operating and offering costs borne by Grant Park.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

         For the first six months of 2004, Grant Park had a negative return of approximately 14.61% for the Class A units and 14.98% for the Class B units. On a combined basis prior to expenses, approximately 9.1% resulted from trading losses, and approximately 0.50% was due to interest income. These trading losses were increased by approximately 6.30% in brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the six months ended June 30, 2003, Grant Park had a positive net return of 11.7%. Of this increase, approximately 17.4% resulted from trading gains and approximately 0.50% was due to interest income. These gains were offset by approximately 6.20% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park.

         Six months ended June 30, 2004

         The second quarter of 2004 was particularly difficult for the Grant Park Futures Fund as A units declined 19.62% and B units declined 19.80%. These losses were a result of a reversal of the dominant theme which drove the first quarter's positive performance, strong Chinese economic growth. During the second quarter, the Chinese Central Bank increased reserve requirements in an effort to dampen growth. This tightening resulted in a complete reversal in most of the trends Grant Park had been benefiting from over the past year. Additionally, the April unemployment numbers caused U.S. Treasuries to sustain their biggest one day decline since the Treasury began issuing 30-year debt. Soybeans also experienced their largest one day decline since 1988. This type of market behavior was found in many of the market sectors in which Grant Park had been enjoying gains. Significant trend reversals and an unusually high degree of correlation amongst the market sectors that Grant Park trades in resulted in the quarter's poor performance.

         As a result of this quarter's poor performance and the current drawdown Grant Park is experiencing, we believe it is worth reviewing what trend following trading, the basis of Grant Park's investment philosophy, is and how this strategy is intended to be implemented and work.

         Grant Park is a multiple-manager fund which employs several trading advisors, all employing proprietary, systematic trend following systems in various forms. Grant Park's trading advisors aim to exploit the tendency of markets to trend through the use of their proprietary systematic trading systems. These systems are strictly adhered to in all market scenarios. Since trend following is a reactive trading strategy rather than a predictive one, positions are entered into or exited from in reaction to price movement; there is no prediction of future price. If the trend is not confirmed, the position will be exited on a stop. However, if the trend is confirmed, positions may be increased depending on the momentum of the trend. Trends are not generally discovered until they are well established and not exited from until they are over. Because we don't know which markets will trend or when the trend will begin, the mechanisms are there to identify and capture the developing trends as they occur. It is this willingness to allow a trend to run its course and eventually reverse that can lead to gains in any particular market. During the second quarter, Grant Park was positioned to benefit significantly had existing trends continued. However, as mentioned earlier, there were significant trend reversals in most of the markets Grant Park was exposed to, resulting in the losses Grant Park experienced during the quarter.

         Key trading developments for Grant Park during the first six months of 2004 include the following:

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

         April was a difficult trading month for trend trading and our portfolio of traders in particular. Grant Park A Units were down 11.66% for the month and B Units were down 11.72% for the month. Major trends across several market sectors (which normally exhibit little correlation) reversed collectively as they were struck by three major fundamental factors. The first was surprisingly positive U.S. employment news. On the second day of the month it was announced that the U.S. economy added 308,000 new jobs during the month of March. Forecasts by economists were predicting an increase in the vicinity of 120,000. The workforce additions marked the biggest one-month increase in payrolls in four years. The second factor was the strength of the U.S. dollar, reflecting both a brightening U.S. economic outlook and the likelihood of a Federal Reserve rate hike occurring sooner than previously anticipated. Finally, the third factor was China's tightening of its monetary policy. The Chinese Central Bank raised its banking reserve requirements for the third time in nine months, amidst concerns that the torrid pace of economic growth would lead to excess capacity and inflation. With this action, the central bank is attempting to restrict and reduce bank lending, money supply growth, and potentially excessive rates of economic expansion. As a result, Grant Park incurred losses in both long U.S. and European interest rate futures. Prices for U.S. fixed income prices fell sharply as a result of the positive March labor report. In fact, within minutes of the release of the report, prices for 30-year bonds collapsed five full points, which was the biggest one-day drop in the history of the 30-
year bond. A positive durable goods report released in the second week of the month added to the sell-off. European interest rate futures responded in kind. Additional losses were incurred in long positions in the metals markets, as precious and industrial metal prices plunged in response to the prospects of higher interest rates combined with a stronger U.S. dollar and further depressed by speculation that the Chinese central bank's new reserve requirements would reduce Chinese demand for industrial metals. The strong dollar and the Chinese central bank policy changes also put pressure on grain prices as well, generating additional losses in long positions in both corn and soybean markets. Equity markets also proved difficult. Grant Park posted losses in short positions in the FTSE, Dax, Nasdaq, and S&P 500. Long positions in the Hang Seng were also unprofitable. The only sector posting moderate gains for the month was long positions in the energy sector as prices rallied on OPEC's decision to lower output.

         Unfortunately, markets remained choppy and volatile throughout the month of May with simultaneous "start-stop" markets in currencies, fixed income and equities. Grant Park A Units were down 4.75% for the month while B Units were down 4.82% for the month. In general, markets seemed to lack any clear economic backdrop and exhibited little directional rhythm. As a result, Grant Park's overall market exposure remains light. Losses were incurred in short positions in the British pound, euro and Swiss franc as prices all rose against the U.S. dollar. Weaker-than-expected U.S. economic data coupled with the assassination of Izzedine Salim, the head of the interim Iraqi governing council, resulted in a sell-off for the U.S. dollar. Long positions in the grain sector also posted losses as wet weather in the Midwest alleviated fears that previously dry conditions would damage the newly planted crop. Additional losses were incurred in long positions in the Nikkei index, which dropped sharply following a strong U.S. jobs report released on May 7th. Grant Park continued to profit from long positions in the energy sector, as prices continued their upward climb. The situation in the Middle East, lingering supply concerns and unprecedented demand for crude from the Chinese government, all contributed to strengthening prices.

         Finishing a difficult quarter for the Grant Park Futures Fund, June's performance was again negative. A Units were down 4.47% for the month while B Units were down 4.55%. June market conditions proved to be even more volatile than the difficult trend reversals in April and May. The lack of any sustained directional price patterns and significant short-term volatility created a very unfriendly environment for our trend following portfolio of traders. Losses were incurred across almost all trading sectors. Short positions across the bond yield curve here in the U.S. were largely unprofitable for the month as confusion reigned, as the path to higher rates in the U.S. remained unclear. Indications from Alan Greenspan early in the month led investors to believe the Fed was prepared to act decisively on inflations fears, causing a sell off. One week later, however, investors were surprised by lower than expected Consumer Price Index data, sending interest rates lower and prices higher. Additional losses were experienced in short British interest rate futures as concerns mounted that earlier rate hikes there were causing softness in the housing market, leading to speculation that the Bank of England may be less aggressive in announcing future rate hikes. Previously profitable long positions in the energy sector posted losses on news that OPEC decided to increase its production quotas as of August 1st. Prices continued to decline after the U.S.-led coalition restored Iraqi sovereignty two days ahead of schedule. Furthermore, trading in the currency markets was mixed for the month with the overall sector posting losses. Generally, major currencies have been caught in choppy (start-stop) ranges, a result of market uncertainty over how aggressively the Fed will raise interest rates. Profits were earned in the soft sector, in both cotton and sugar. Short positions in the cotton market profited amidst slack demand from China and bearish overall U.S. export numbers. Conversely, long positions in the sugar market were helped by a surprising USDA report noting that sugar stocks would be down an estimated 30.3 million tons, or 21%.

         Six months ended June 30, 2003

         The second quarter ended June 30, 2003 proved quite profitable for Grant Park, up 11.1%, as several themes contributed to profits. Soybeans rallied amid supply concerns as stocks fell to seven year lows. The dollar continued its decline and interest rates continued to fall as the Federal Reserve expressed concerns that the risk to the economy was deflationary rather than inflationary. Finally, stock indices contributed profits both domestically and overseas as the Iraq War appeared to come to a quick conclusion.

         Key trading developments for Grant Park during the first six months of 2003 include the following:

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


OFF-BALANCE SHEET RISK

         Off-balance sheet risk refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. Grant Park trades in futures and other commodity interest contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, Grant Park faces the market risk that these contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the commodity interest positions of Grant Park at the same time, and if Grant Park were unable to offset positions, Grant Park could lose all of its assets and the limited partners would realize a 100% loss. Grant Park minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 25%. All positions of Grant Park are valued each day on a mark-to-market basis.

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

VALUE AT RISK BY MARKET SECTORS

         The following tables indicate the trading value at risk associated with Grant Park's open positions by market category as of June 30, 2004 and December 31, 2003 and the trading gains/losses by market category for the six months ended June 30, 2004 and the year ended December 31, 2003. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of June 30, 2004, Grant Park's net asset value was approximately $207.1 million. As of December 31, 2003, Grant Park's net asset value was approximately $67.4 million.

                               AS OF JUNE 30, 2004

                                            % OF TOTAL          TRADING
MARKET SECTOR           VALUE AT RISK     CAPITALIZATION       GAIN(LOSS)
------------------    ------------------ ------------------  ----------------
Interest Rates        $       4,383,958                2.1%             (3.6)%
Currencies                    2,928,629                1.4              (5.0)
Stock Indices                 5,417,184                2.6              (3.2)
Energy                          576,593                0.3               1.2
Agriculturals                   538,475                0.3               2.4
Metals                          548,085                0.3               0.2
Softs                           557,163                0.3              (1.0)
Meats                            85,600                0.0               0.2
                      -----------------  -----------------  ----------------
Total                 $      15,035,687                7.3%             (8.8)%
                      =================  =================  ================

                             AS OF DECEMBER 31, 2003

                                           % OF TOTAL          TRADING
MARKET SECTOR          VALUE AT RISK     CAPITALIZATION       GAIN(LOSS)
------------------    ----------------- ------------------  ----------------
Interest Rates        $      2,173,842                3.2%             6.3%
Currencies                   2,363,583                3.5             17.9
Energy                       1,164,900                1.7             (0.2)
Stock Indices                3,595,518                5.3              3.6
Agriculturals                  367,150                0.5              1.7
Metals                       1,411,432                2.1              4.3
Softs                          166,804                0.3             (0.4)
Meats                            8,000                0.0             (0.3)
                      -----------------  -----------------  --------------
Total                 $     11,251,229               16.6%            32.9%
                      =================  =================  ==============

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

QUALITATIVE MARKET RISK

TRADING RISK

         The following were the primary trading risk exposures of Grant Park as of June 30, 2004, by market sector. It should be noted that due to the depth of the recent drawdown the leverage employed by Grant Park has been reduced significantly from that which was employed as of December 31, 2004 as illustrated in the trading value at risk table on the previous page.

         Interest Rates

         Interest rate risk is the principal market exposure of Grant Park. Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park's profitability. Grant Park's primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries. However, Grant Park also takes futures positions on the government debt of smaller nations, such as Australia. The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future. As of June 30, 2004, Grant Park's interest rate exposure was predominantly short positions in a variety of G-7 countries. In particular, the shorter end of the yield curve has been emphasized as prices anticipate further interest rate hikes by the various central banks.

         Currencies

         Exchange rate risk is a significant market exposure of Grant Park. Grant Park's currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future. As of June 30, 2004, Grant Park was positioned to benefit from the effects of a weakening dollar against most major and minor currencies.

         Energy

         Grant Park's primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East. As of June 30, 2004, the energy market exposure of Grant Park consisted of minor long positions in crude oil, natural gas and crude products. These positions were approximately equally weighted. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

         Stock Indices

         Grant Park's primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, and Australia. The stock index futures contracts currently traded by Grant Park are generally limited to futures on broadly based indices, although Grant Park may trade narrow-based stock index futures contracts in the future. As of June 30, 2004, Grant Park's primary exposures were in the S&P 500 (long), NASDAQ (long), Nikkei (long), FTSE (long) and DAX (long) stock indices. Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being "whipsawed" into numerous small losses.

         Metals

         Grant Park's metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. Long positions in gold accounted for Grant Park's only metal exposure as of June 30, 2004.

         Agricultural / Softs

         Grant Park's primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, corn, wheat and cotton accounted for the bulk of Grant Park's short commodity exposure while sugar accounted for Grant Park's only long position as of June 30, 2004.

NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of Grant Park as of June 30, 2004.

         Foreign Currency Balances

         Grant Park's primary foreign currency balances are in Japanese yen, British pounds, Euros and Australian dollars. The trading advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control Grant Park's nontrading risk.

         Cash Management

         Grant Park maintains a substantial portion ranging from approximately 75% to 95% of its available assets in Treasury bills held at the clearing broker or in Treasury repurchase agreements purchased at Harris Trust & Savings Bank or in U.S. Treasury securities, securities issued by U.S. government agencies and other investment grade money market securities purchased at Horizon Cash Management, LLC which are held in a separate, segregated account at Northern Trust. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on Grant Park's cash management income.


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

         There was no change in Grant Park's internal control over financial reporting in the quarter ended June 30, 2004 that has materially affected or is reasonably likely to materially affect Grant Park's control over financial reporting.


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

         Class A Limited Partnership Units and Class B Limited Partnership Units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. The close of business on July 31, 2003 marked the initial closing date of the public offering. The lead selling agents for the offering are UBS Financial Services Inc., A.G. Edwards & Sons, Inc. and Oppenheimer & Co. Inc. As of the close of business on April 1, 2004, the Class A Limited Partnership Units were offered at $1,268.31 with 8,131.16 units being sold, and the Class B Limited Partnership Units were offered at $1,141.26 with 31,553.01 units being sold. As of the close of business on May 1, 2004, the Class A Limited Partnership Units were offered at $1,120.47 with 5,101.87 units being sold, and the Class B Limited Partnership Units were offered at $1,007.47 with 16,899.03 units being sold. As of the close of business on June 1, 2004, the Class A Limited Partnership Units were offered at $1,067.27 with 6,637.18 units being sold, and the Class B Limited Partnership Units were offered at $958.91 with 22,631.38 units being sold. Expenses incurred in connection with the organization and offering of the units, which are paid by the general partner and then reimbursed by Grant Park on a monthly basis (with such reimbursement limited to 0.1% annually through March 31, 2004 and 0.2% annually after April 1, 2004 of the net asset value of the Class A Units and 0.9% annually of the Class B Units) amounted to a total of approximately $329,884 for the three months ended June 30, 2004 and $490,710 for the six months ended
         June 30, 2004. The proceeds of the offering are deposited in Grant Park's bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park's trading policies and its trading advisors' respective trading strategies.

                      ISSUER PURCHASES OF EQUITY SECURITIES

(e) The following table provides information regarding the total Class A and Class B units redeemed by Grant Park during the three months ended June 30, 2004.

                  (a)           (b)            (c)           (d)               (e)                   (f)
                                                                                                   MAXIMUM
                                                                                                    NUMBER
                                                                                                      OF
              TOTAL NUMBER                TOTAL NUMBER                TOTAL NUMBER OF UNITS   UNITS THAT MAY YET
               OF CLASS A     AVERAGE      OF CLASS B     AVERAGE      REDEEMED AS PART OF     BE REDEEMED UNDER
                 UNITS       PRICE PAID      UNITS       PRICE PAID     PUBLICLY ANNOUNCED            THE
   PERIOD       REDEEMED      PER UNIT      REDEEMED      PER UNIT     PLANS OR PROGRAMS(1)    PLANS/PROGRAM(1)
------------- ------------- ------------- ------------- ------------- ----------------------- --------------------

04/01/04
through
04/30/04         26.645      $1,120.473     103.602        $1,007.468        130.247                  (2)

05/01/04
through
05/31/04        442.162      $1,067.271     132.141          $958.908        574.303                  (2)

06/01/04
through
06/30/04        330.316      $1,019.526     143.813          $915.319        474.129                  (2)
               --------      ----------     -------        ----------      ---------
TOTAL           799.123      $1,069.09      379.556          $960.57       1,178.679                  (2)
               ========      ==========     =======        ==========      =========

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

                                       GRANT PARK FUTURES FUND
                                       LIMITED PARTNERSHIP


Date:  August 16, 2004                 by:   Dearborn Capital Management, L.L.C.
                                             its general partner

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