Form 10-Q
period 2004-09-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2004-11-15
CIK 845698

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

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2004

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

                        QUARTER ENDED SEPTEMBER 30, 2004

                                      INDEX

PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements                                            2

               Statements of Financial Condition as of September 30, 2004
                  (unaudited) and December 31, 2003 (audited)                  2

               Condensed Schedule of Investments as of September 30, 2004
                  (unaudited)                                                  3

               Condensed Schedule of Investments as of December 31, 2003
                  (audited)                                                    4

               Statements of Operations for the three months and nine months
                  ended September 30, 2004 and 2003 (unaudited)                5

               Statements of Changes in Partners' Capital (Net Asset Value)
                  for the nine months ended September 30, 2004 (unaudited)     6

               Notes to Financial Statements (unaudited)                       7

      Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   12

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk     18

      Item 4.  Controls and Procedures                                        22

PART II - OTHER INFORMATION                                                   22

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    22

      Item 6.  Exhibits                                                       24

SIGNATURES                                                                    25

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

STATEMENTS OF FINANCIAL CONDITION

                                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                                                2004            2003
                                                                                           -------------    ------------
                                                                                            (UNAUDITED)
ASSETS

Equity in brokers' trading accounts:
   U.S. Government securities, at market value........................................     $ 34,461,629     $ 7,494,683
   Cash...............................................................................       (1,495,045)      5,815,172
   Unrealized gain on open contracts, net.............................................       11,911,728       5,563,659
                                                                                           ------------     -----------
      Deposits with broker............................................................       44,878,312      18,873,514

Cash and cash equivalents.............................................................      206,072,209      68,985,354
Interest receivable...................................................................          573,067           2,872
                                                                                           ------------     -----------

      TOTAL ASSETS....................................................................     $251,523,588     $87,861,740
                                                                                           ============     ===========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Brokerage commission payable.......................................................     $  1,538,095     $   436,522
   Accrued incentive fees.............................................................          528,202       1,140,443
   Organization and offering costs payable............................................          146,750          28,975
   Accrued operating expenses.........................................................           71,007          43,353
   Other accrued expenses.............................................................                -          96,469
   Pending partner additions..........................................................        7,797,081      18,295,637
   Redemptions payable................................................................        1,193,271         402,295
                                                                                           ------------     -----------
      TOTAL LIABILITIES...............................................................       11,274,406      20,443,694
                                                                                           ============     ===========

Partners' Capital
   General Partner (2,237.98 and 707.62 units outstanding at September 30, 2004 and
     December 31, 2003, respectively).................................................        2,221,360         844,919
   Limited Partners
     Class A (58,594.49 and 27,275.54 units outstanding at September 30, 2004 and
        December 31, 2003, respectively)..............................................       58,159,541      32,567,704
     Class B (202,302.31 and 31,586.19 units outstanding at September 30, 2004 and
        December 31, 2003, respectively)..............................................      179,868,281      34,005,423
                                                                                           ------------     -----------
      TOTAL PARTNERS' CAPITAL......................................................         240,249,182      67,418,046
                                                                                           ------------     -----------

      TOTAL LIABILITIES AND PARTNERS' CAPITAL......................................        $251,523,588     $87,861,740
                                                                                           ============     ===========

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

                                                 UNREALIZED                  UNREALIZED
                                   EXPIR-      GAIN/(LOSS) ON  PERCENT OF  GAIN(LOSS) ON   PERCENT OF  NET UNREALIZED  PERCENT OF
                                   ATION          OPEN LONG     PARTNERS'    OPEN SHORT     PARTNERS'  GAIN(LOSS) ON    PARTNERS'
                                   DATES          CONTRACTS      CAPITAL     CONTRACTS      CAPITAL    OPEN CONTRACTS   CAPITAL
                                   -----          ---------      -------     ---------      -------    --------------   -------

FUTURES CONTRACTS
U.S. Futures Positions:
   Currencies...................                $ 1,712,386       0.7%     $   (96,597)       *         $ 1,615,789        0.7%
   Energy.......................                  1,471,069       0.6             (125)       *           1,470,944        0.6%
   Grains.......................                     (5,500)      *            971,145        0.4%          965,645        0.4%
   Interest rates...............                  1,009,114       0.4%          (4,168)       *           1,004,946        0.4%
   Meats........................                    133,895       0.1%           4,950        *             138,845        0.1%
   Metals.......................                    693,525       0.3%         (78,385)       *             615,140        0.3%
   Soft commodities.............                    509,210       0.2%          26,854        *             536,064        0.2%
   Stock indices................                    (54,250)      *            331,518        0.1%          277,268        0.1%
                                                -----------                -----------                  -----------
Total U.S. Futures Positions....                  5,469,449                  1,155,192                    6,624,641

Foreign Futures Positions:
   Energy.......................                    862,670       0.4%               -        *             862,670        0.4%
   Interest rates...............                  3,366,635       1.4%         (24,918)       *           3,341,717        1.4%
   Metal........................                  2,994,900       1.2%      (1,245,332)      (0.5)%       1,749,568        0.7%
   Soft commodities.............                          -       *              6,161        *               6,161        *
   Stock indices................                    143,036       0.1%          34,240        *             177,276        0.1%
                                                -----------                -----------                  -----------
Total Foreign Futures
   Positions....................                  7,367,241                 (1,229,849)                   6,137,392
                                                -----------                -----------                  -----------

TOTAL FUTURES CONTRACTS.........                $12,836,690                $   (74,657)                  12,762,033        5.4%
                                                ===========                ===========                  ===========       ====
FORWARD CONTRACTS
   Currencies...................                  2,479,453       1.0%      (3,329,759)      (1.4)%        (850,305)      (0.4)%
                                                -----------                -----------                  -----------
TOTAL FORWARD CONTRACTS.........                $ 2,479,453                $(3,329,759)                 $  (850,305)      (0.4)%
                                                ===========                ===========                  ===========       ====

------------------
* Percentage is less than 0.1% of partners' capital.

U.S. Government Securities:

                                                                                              PERCENT OF
FACE VALUE                                                                    VALUE        PARTNERS' CAPITAL
----------                                                                    -----        -----------------

$34,500,000      U.S. Treasury Bills, October 28, 2004                      $34,461,629           14.3%
                                                                            -----------
                 Total U.S. Government Securities (cost $34,464,046)        $34,461,629
                                                                            ===========

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2003



                                                       UNREALIZED              UNREALIZED                     NET
                                           NO. OF      GAIN/(LOSS)  PERCENT    GAIN/(LOSS)    PERCENT      UNREALIZED
                              EXPIR-      CONTRACTS     ON OPEN       OF        ON OPEN         OF         GAIN/(LOSS)   PERCENT OF
                              ATION     ------------     LONG      PARTNERS'     SHORT       PARTNERS'       ON OPEN      PARTNERS'
                              DATES     LONG   SHORT   CONTRACTS    CAPITAL    CONTRACTS      CAPITAL      CONTRACTS      CAPITAL
                              -----     ----   -----  -----------  ---------  ------------   ---------    -----------    ----------
FUTURES CONTRACTS
U.S. Futures Positions:
   Currencies............                             $  492,319      0.7%      $ (67,674)      (0.1)%     $  424,645        0.6%
   Energy................                               (141,842)    (0.2)%             -        *           (141,842)      (0.2)%
   Grains................                                 91,733      0.1%              -        *             91,733        0.1%
   Interest rates........                                 47,864      0.1%              -        *             47,864        0.1%
   Meats.................                                      -      *             1,520        *              1,520        *
   Metals................                                892,100      1.3%              -        *            892,100        1.3%
   Soft commodities......                                  7,387      *             4,697        *             12,084        *
   Stock indices.........                                529,577      0.8%        181,080        0.3%         710,657        1.1%
                                                      ----------                ---------                  ----------
Total U.S.Futures
Positions................                              1,919,138                  119,623                   2,038,761
Foreign Futures
   Positions:
   Energy................                                 22,375      *                 -        *             22,375        *
   Interest rates........                                205,525      0.3%        (40,589)      (0.1)%        164,936        0.2%
   Metals:
                            01/04-
      Nickel.............    03/04       54     14     1,166,825      1.7%       (310,426)      (0.1)%        856,399        1.6%
      Other Metals.......                                769,188      1.1%       (207,925)      (0.3)%        561,263        0.8%
   Soft commodities......                                      -      *             4,077        *              4,077        *
   Stock indices.........                                459,768      0.7%           (773)       *            458,995        0.7%
                                                      ----------                ---------                  ----------
Total Foreign Futures
   Positions.............                              2,623,681                 (555,636)                  2,068,045
                                                      ----------                ---------                   ---------       ----
TOTAL FUTURES CONTRACTS..                             $4,542,819                $(436,013)                 $4,106,806        6.1%
                                                      ==========                =========                  ==========       ====
FORWARD CONTRACTS
   British Pounds........      03/04                  $  683,371      1.0%      $ (94,050)      (0.1)%     $  589,321        0.9%
   Other currencies......                              1,118,240      1.7%       (250,708)      (0.4)%        867,532        1.3%
                                                      ----------                ---------                  ----------       ----
TOTAL FORWARD CONTRACTS..                             $1,801,611                $(344,758)                 $1,456,853        2.2%
                                                      ==========                =========                  ==========       ====

------------------
* Percentage is less than 0.1% of partners' capital.

U.S. Government Securities:

                                                                                              PERCENT OF
    FACE VALUE                                                                 VALUE       PARTNERS' CAPITAL
    ----------                                                                 -----       -----------------
    $7,500,000      U.S. Treasury Bills, January 29, 2004                    $7,494,683          11.1%
                                                                             ----------
                    Total U.S. Government Securities (cost $7,481,450)       $7,494,683
                                                                             ==========

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                            -----------------------------     ---------------------------
                                                                 2004            2003             2004           2003
                                                            -------------    ------------     ------------     ----------
                                                                      (UNAUDITED)                       UNAUDITED)
INCOME.................................................
   Trading gains (losses)..............................
     Realized..........................................    ($13,944,593)     $(1,390,464)    $(36,334,285)     $2,678,973
     Change in unrealized..............................      12,641,237        1,943,934        6,348,069         797,201
                                                           ------------      -----------     ------------      ----------
          Net gains/(losses) from trading..............      (1,303,356)         553,470      (29,986,216)      3,476,174
   Interest income.....................................         895,521           44,576        1,775,785         141,158
                                                           ------------      -----------     ------------      ----------

          TOTAL INCOME/(LOSS)..........................        (407,835)         598,046      (28,210,431)      3,617,332
                                                           ------------      -----------     ------------      ----------
EXPENSES
   Brokerage commission................................       4,665,385          334,707       10,942,657         334,707
   Commissions.........................................              --           45,157               --         307,423
   Management fees.....................................              --           65,478               --         427,892
   Incentive fees......................................         528,202          114,812        2,234,926         444,814
   Operating expenses..................................         202,900           51,804          550,351         173,910
                                                           ------------      -----------     ------------      ----------
          TOTAL EXPENSES...............................       5,396,487          611,958       13,727,934       1,688,746
                                                           ------------      -----------     ------------      ----------
          NET INCOME/(LOSS)............................     $(5,804,322)     $   (13,912)    $(41,938,365)     $1,928,586
                                                           ============      ===========     ============      ==========


The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                                LIMITED PARTNERS             LIMITED PARTNERS
                                                              --------------------      -----------------------
                                       GENERAL PARTNER              CLASS A                     CLASS B
                                    --------------------      --------------------      -----------------------
                                     NUMBER                    NUMBER                     NUMBER
                                    OF UNITS      AMOUNT      OF UNITS      AMOUNT       OF UNITS        AMOUNT      TOTAL AMOUNT
                                    --------      ------      --------      ------       --------        ------      ------------
Partners' capital,
   December 31, 2003............     707.62   $  844,919     27,275.54   $32,567,704    31,586.19    $ 34,005,423   $ 67,418,046
   Contributions................     276.34      340,000     11,739.46    14,538,273    58,935.69      65,654,373     80,532,646
   Redemptions..................         --           --       (583.12)     (721,576)     (112.96)       (128,916)      (850,492)
   Offering Costs...............         --           --            --       (11,088)          --        (171,991)      (183,079)
   Net income/(loss)............         --       63,043            --     2,370,371           --       3,821,031      6,254,445
                                   --------   ----------     ---------   -----------   ----------    ------------   ------------

Partners' capital,
   March 31, 2004 (unaudited)...     983.96   $1,247,962     38,431.88   $48,743,684    90,408.92    $103,179,920   $153,171,566

   Contributions................     844.55      987,500     19,025.66    22,125,537    71,083.42      74,736,805     97,849,842
   Redemptions..................         --           --       (799.12)     (838,529)     (379.56)       (362,721)    (1,201,250)
   Offering Costs...............         --           --            --       (28,403)          --        (304,694)      (333,097)
   Net income/(loss)............         --     (371,254)           --   (12,237,521)          --     (29,779,713)   (42,388,488)
                                   --------   ----------     ---------   -----------   ----------    ------------   ------------
Partners' capital,
   June 30, 2004 (unaudited)....   1,828.51   $1,864,208     56,658.42   $57,764,768   161,112.78    $147,469,597   $207,098,573

   Contributions................     409.47      410,000      4,595.64     4,603,643    43,020.24      38,600,823     43,614,466
   Redemptions..................         --           --     (2,659.57)   (2,624,255)   (1,830.71)     (1,619,561)    (4,243,816)
   Offering Costs...............         --           --            --       (30,291)          --        (385,428)      (415,719)
   Net income/(loss)............         --      (52,848)           --    (1,554,324)          --      (4,197,150)    (5,804,322)
                                   --------   ----------     ---------   -----------   ----------    ------------   ------------
Partners' capital,
   September 30, 2004
   (unaudited)..................   2,237.98   $2,221,360     58,594.49   $58,159,541   202,302.31    $179,868,281   $240,249,182
                                   ========   ==========     =========   ===========   ==========    ============   ============

Net asset value per unit at
   January 1, 2004..............                                         $  1,194.03                 $   1,076.59
                                                                         ===========                 ============
Net asset value per unit at
   September 30, 2004
   (unaudited)..................                                         $    992.58                 $     889.11
                                                                         ===========                 ============
Decrease in net asset value
   per unit for the period
   January 1 to
   September 30, 2004
   (unaudited).................                                          $   (201.45)                $    (187.48)
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

         The Partnership considered the following accounting policies as significant to it:

         Presentation of financial information: The financial statements include the accounts of Grant Park Futures Fund Limited Partnership. In our opinion, the accompanying interim, unaudited, financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004 and the results of operations for the nine months ended September 30, 2004 and 2003.

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

         Income taxes: No provision for income taxes has been made in these financial statements as each partner is individually responsible for reporting income or loss based on its respective share of the Partnership's income and expenses as reported for income tax purposes. For the year ended December 31, 2003, the Partnership was subject to an Illinois replacement tax of 1.5% of taxable income related to those limited partners who are not otherwise subject to the tax. For the year ended December 31, 2003, this tax has been included in operating expenses on the statement of operations.

         Organization and offering costs: All expenses incurred in connection with the organization and the initial and ongoing public offering of partnership interests are paid by Dearborn Capital Management, L.L.C. ("General Partner") and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In no event, however, does the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership does not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses are charged against partners' capital at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At September 30, 2004, the amount of unreimbursed organization and offering costs incurred by the General Partner is $710,010.

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

NOTE 2.  EQUITY IN BROKERS' TRADING ACCOUNTS

         As of September 30, 2004, the negative cash balance in Equity in brokers' trading accounts represents a margin call. The cash balance in the brokers' trading accounts fluctuates daily as a result of trading activity. In the case of a margin call, such call is satisfied the next business day through a transfer of funds.

NOTE 3.  GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

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

         Prior to August 1, 2003, brokerage commissions and other trading fees paid to clearing FCMs are included in commissions on the Statement of Operations, and for the three months ended September 30, 2003, totaled $45,157 and for the nine months ended September 30, 2003, totaled $307,423.

         Prior to August 1, 2003, the Partnership paid the General Partner a management fee of 2% per annum of the Partnership net assets, as defined. This fee, which was accrued monthly and paid quarterly, amounted to $33,876 for the three months ended September 30, 2003 and $221,750 for the nine months ended September 30, 2003.

         Effective August 1, 2003, the Partnership paid the General Partner a brokerage commission up to 8.1% per annum of the Partnership net assets, as defined. Effective April 1, 2004, the brokerage commission decreased to 7.9% per annum for Class A units and remained at 8.1% per annum for Class B units. The charge, which is accrued monthly, amounted to $4,665,385 for the three months ended September 30, 2004, $10,942,656 for the nine months ended
September 30, 2004 and $334,707 for the two months ended September 30, 2003. The components of the brokerage commission are as follows:

                                                             THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------   ------------------------------
                                                                   2004           2003*           2004               2003 *
                                                            ----------------  --------------   ----------      --------------
                                                                       (UNAUDITED)                     (UNAUDITED)
Fees paid to the General Partner and its selling agents         $2,912,570      $220,107      $ 6,686,885          $220,107
Management fees paid to commodity trading advisors                 883,245        68,433        2,245,297            68,433
Commissions paid clearing FCMs                                     869,570        46,167        2,010,474            46,167
                                                                ----------      --------      -----------          --------
   Total                                                        $4,665,385      $334,707      $10,942,656          $334,707
                                                                ==========      ========      ===========          ========

* Includes amounts paid for the two-month period ended September 30, 2003.

         Effective November 1, 2004, the brokerage commission decreased to 7.75% per annum for Class A units and 8.0% per annum for Class B units.

NOTE 4.  COMMODITY TRADING ADVISORS

         The Partnership has entered into advisory contracts with Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Co., Graham Capital Management, L.P., Winton Capital Management Limited and Saxon Investment Corporation to act as the Partnership's commodity trading advisors (the "Advisors"). Effective August 1, 2003, the Advisors receive a quarterly management fee ranging from 0 percent to 2 percent per annum of the Partnership's month-end allocated net assets, which amounted to fees of $883,245 for the three months ended September 30, 2004 and $2,245,297 for the nine months ended September 30, 2004. For the two months ended September 30, 2003, the quarterly management fee amounted to $68,433.

         Prior to the change on August 1, 2003, the Advisors received a quarterly management fee ranging from 1 percent to 2.5 percent per annum of the Partnership's month-end allocated net assets, which amounted to fees of $31,602 for the three months ended September 30, 2003 and $206,142 for the nine months ended September 30, 2003.

         Additionally, the Advisors receive a quarterly incentive fee ranging from 20 percent to 24 percent of the new trading profits on the allocated net assets of the Advisor, which amounted to fees of $528,202 and $114,812 for the three months ended September 30, 2004 and 2003, respectively, and $2,234,926 and $444,814 for the nine months ended September 30, 2004 and 2003, respectively.

NOTE 5.  REDEMPTIONS

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

         In addition, the General Partner may at any time cause the redemption of all or a portion of any Limited Partner's units upon 15 days written notice. The General Partner may also immediately redeem any Limited Partner's units without notice if the General Partner believes that (i) the redemption is necessary to avoid having the assets of the Partnership deemed Plan Assets under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), (ii) the Limited Partner made a misrepresentation in connection with its subscription for the units, or (iii) the redemption is necessary to avoid a violation of law by the Partnership or any Partner.

NOTE 6.  FINANCIAL HIGHLIGHTS

         The following financial highlights reflect activity related to the Partnership. Total return is based on the change in value during the period of a theoretical investment made at the beginning of each calendar month during the period. Individual investor's ratios may vary from these ratios based on various factors, including and among others, the timing of capital transactions.

                                              THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------  -------------------------------
                                                   2004               2003          2004                2003
                                              --------------     -------------  -------------       -----------
                                                        (UNAUDITED)                       (UNAUDITED)
Total return - A Units                           (2.64)%           (0.17)%        (16.87)%             11.47%
Total return - B Units**                         (2.86)%            0.19%         (17.41)%              0.19%
Ratios as a percentage of average net assets:
   Interest income *                              1.65%             0.85%           1.48%               1.00%
   Expenses *                                     9.92%            11.79%          11.42%              12.04%

*Annualized
**The Partnership converted its interests to units effective April 1, 2003, with all existing Limited Partners at that date converting to Class A Units. B Units began trading August 1, 2003.

         The interest income and total expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and nine months ended September 30, 2004 and 2003 (annualized).

         The following per unit performance calculations reflect activity related to the Partnership for the period January 1, 2004 to September 30, 2004.

                                                                          A UNITS      B UNITS
                                                                         ---------    ---------
         Per Unit Performance
             (for unit outstanding throughout the entire period):

         Net asset value per unit at beginning of period..............   $1,194.03    $1,076.59
                                                                         ---------    ---------

         Income from operations:

             Net realized and change in unrealized gain/(loss) from )
                 trading..............................................     (121.84)     (113.07)
             Expenses net of interest income..........................      (78.13)      (67.39)
                                                                         ---------    ---------
                 Total income/(loss) from operations..................     (199.97)     (180.46)
         Organization and offering costs..............................       (1.48)       (7.02)
                                                                         ---------    ---------
         Net asset value per unit at end of period....................   $  992.58    $  889.11
                                                                         =========    =========

------------------
        Expenses net of interest income per unit and organization and offering costs per unit are calculated by dividing the expenses net of interest income and organization and offering costs by the average number of units outstanding during the period from January 1, 2004 to September 30, 2004. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

NOTE 7.  TRADING ACTIVITIES AND RELATED RISKS

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

         Net trading results from derivatives for the three and nine months ended September 30, 2004 and 2003, are reflected in the statements of operations. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts, options on futures contract, and forward contracts.

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

NOTE 8.  SUBSEQUENT EVENT

         From October 1, 2004 to November 1, 2004, there were aggregate contributions to and redemptions from the Partnership totaling approximately $8,078,000 and $515,000, respectively.

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

         Grant Park invests through independent professional commodity trading advisors retained by the general partner. Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Company, or ETC, and Graham Capital Management, L.P., serve as Grant Park's commodity trading advisors. Effective August 1, 2004, Grant Park added two additional trading advisors, Winton Capital Management Limited and Saxon Investment Corporation. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. Each trading advisor uses its own proprietary trading program and each is a full-time commodity trading advisor with an established performance record and a dedicated staff of experienced alternative investment professionals. As of September 30, 2004, the general partner allocated Grant Park's net assets among the trading advisors as follows:
23% to Rabar, 23% to EMC, 6% to ETC, 25% to Graham, 12% to Winton and 9% to Saxon. Grant Park anticipates that it will allocate no more than approximately 20% of its assets to each of Winton and Saxon at any one time. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

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

RESULTS OF OPERATIONS

         Grant Park's net return, which consists of Grant Park's trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the quarter ended September 30, 2004 was approximately (2.64)% for the Class A units and (2.86)% for the Class B units. The net asset value at September 30, 2004 was approximately $240.2 million, at December 31, 2003 was approximately $67.4 million and at September 30, 2003 was approximately $29.4 million.

         The table below sets forth Grant Park's trading gains or losses by sector for the three and nine month periods ended September 30, 2004 and 2003.

                                      % GAIN (LOSS)
                   ----------------------------------------------
                      THREE MONTHS ENDED      NINE MONTHS ENDED
                        SEPTEMBER 30            SEPTEMBER 30
                   ---------------------- -----------------------
SECTOR                2004        2003      2004         2003
-----------------  ----------  ---------  ----------   ----------
Interest Rates         0.6%       0.2%      (3.0)%        8.7%
Currencies            (2.3)       0.2       (7.0)        10.6
Stock Indices         (2.0)       0.7       (5.1)         1.5
Energy                 2.2       (1.2)       3.4          1.0
Agriculturals          0.5        2.3        2.9          0.9
Metals                 0.6       (0.3)       0.9         (1.6)
Softs                 (0.1)       0.1       (1.1)        (0.9)
Meats                  0.0        0.0        0.2          0.0
Miscellaneous         (0.3)       0.2       (0.6)        (0.1)
                      ----       ----       ----         ----
Total                 (0.8)%      2.2%      (9.4)%       20.1%
                      ====       ====       ====         ====

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

         For the three months ended September 30, 2004, Grant Park had a negative return of approximately 2.6% for the Class A units and 2.9% for the Class B units. On a combined unit basis prior to expenses, approximately 0.8% resulted from trading losses which was offset by 0.4% of interest income. These trading losses were further increased by approximately 2.4% in brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2003, Grant Park had a negative return of approximately 0.2% for the Class A units and a positive return of 0.2% for the Class B units. On a combined unit basis, approximately 2.2% resulted from trading gains and approximately 0.2% was due to interest income. An offset of approximately 2.6% was the result of brokerage fees, performance fees and operating and offering costs borne by Grant Park.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

         For the first nine months of 2004, Grant Park had a negative return of approximately 16.9% for the Class A units and 17.4% for the Class B units. On a combined unit basis prior to expenses, approximately 9.4% resulted from trading losses which was offset by 0.9% of interest income. These trading losses were further increased by approximately 8.7% in brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the nine months ended September 30, 2003, Grant Park had a positive net return of 11.5% for the Class A units and 0.2% for the Class B units. Of this increase on a combined unit basis, approximately 20.1% resulted from trading gains and approximately 0.7% was due to interest income. These gains were offset by approximately 9.3% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park.

         Nine months ended September 30, 2004

         The third quarter continued the losses sustained in the second quarter as Grant Park Class A units declined 2.6% and Class B units declined 2.9%. Fortunately, volatility in the markets subsided as the quarter progressed. After starting the quarter with another losing month, some normalcy returned to the markets and Grant Park finished the quarter with a positive month. The overriding theme of the quarter was a lack of direction and a significant reduction in the violent random volatility the futures markets had been experiencing in the previous quarter. Despite interest rate hikes by the Federal Reserve earlier in the quarter, interest rate contracts perversely began to rally by quarter's end resulting in losses. Energy prices experienced significant choppiness but eventually finished the quarter at their all time highs. Additionally, both the U.S. dollar and the metals also experienced choppiness throughout the quarter but ended at or near the extremes of their moves.

         Key trading developments for Grant Park during the first nine months of 2004 include the following:

         The first month of 2004 was slightly profitable for the Grant Park Futures Fund. Grant Park Class A units were up 0.38% while Class B units were up 0.31% for the month. The month was a volatile one, with modest profits generated in the agricultural, metal and currency sectors. These gains collectively offset significant losses in the fixed income sector. Gains in the agricultural and metal sectors continued to be fueled by tight supplies amid surging Chinese demand, while gains in the currency sector were largely attributable to a surge in the British pound, which hit an 11 year high against the U.S. dollar, amidst continuing signs of strong growth in the British economy. Losses in the fixed income sector were largely attributable to the omission of "considerable period" in the U.S. Federal Reserve January statement release in referencing the maintenance of current interest rate levels. This omission was a clear shift in sentiment and shifted the market's expectations for a sooner rather than later rise in U.S. interest rates.

         February's performance was strong with Class A units posting a 7.33% gain and Class B units up 7.25% on the month. Gains were driven largely by the continued weakness in the U.S. dollar, with gains experienced in the grains, energy, currency and fixed income markets. Copper prices reached an 8-year high, rising 18% in February alone. Continued global demand coupled with a decrease in warehouse supply levels contributed to the continued strength in this market. Soybean prices rallied 15% on the month amidst concerns of a weaker-than-expected South American crop and continued growth of Chinese demand. Crude oil and related products rose after a greater-than-expected decrease in U.S. gasoline inventories. The British pound continued to strengthen, rising to its highest level against the U.S. dollar since 1992, as expectations of continued interest rate hikes were priced into the market. Finally, gains were experienced in long global interest rate positions in response to comments by Alan Greenspan suggesting that an interest rate hike by the Federal Reserve was not imminent. Losses were incurred in short positions in British and Australian interest rate futures, which rose as part of a global rally in bonds following the U.S. lead. Additional losses were incurred in long coffee positions and long euro positions.

         Grant Park's performance was negative for March with Class A units down 1.40% on the month and Class B units down 1.47%. The month was volatile with the currency, fixed income and equity index sectors particularly volatile as a result of apparent policy shifting by many of the world's central banks. Grant Park suffered losses in long British Pound positions as the pound declined against the U.S. dollar as an improving U.S. economic outlook fueled speculation that the Federal Reserve could raise U.S. interest rates in the near future. Additional losses were generated in short Japanese yen positions as the yen rose against the U.S. dollar amid anticipation that the Bank of Japan would curtail its sales of its currency following the end of the Japanese fiscal year. Additional losses were suffered in the industrial metals, including nickel, zinc and aluminum, as the U.S. dollar's strength resulted in reduced demand from European buyers. Additional losses were generated in sugar, Japanese Government Bonds and the Hang Seng Index. The Fund's largest profits were earned in silver, which hit a 16-year high at the end of the month. Additional profits were generated in long positions in soybeans and soybean meal, as limited U.S. supplies and a bitter strike at Brazil's main grain port combined to send soy prices to a 16-year high as well.

         April was a difficult trading month for trend trading and our portfolio of traders in particular. Grant Park Class A units were down 11.66% for the month and Class B units were down 11.72% for the month. Major trends across several market sectors (which normally exhibit little correlation) reversed collectively as they were struck by three major fundamental factors. The first was surprisingly positive U.S. employment news. On the second day of the month it was announced that the U.S. economy added 308,000 new jobs during the month of March. Forecasts by economists were predicting an increase in the vicinity of 120,000. The workforce additions marked the biggest one-month increase in payrolls in four years. The second factor was the strength of the U.S. dollar, reflecting both a brightening U.S. economic outlook and the likelihood of a Federal Reserve rate hike occurring sooner than previously anticipated. Finally, the third factor was China's tightening of its monetary policy. The Chinese Central Bank raised its banking reserve requirements for the third time in nine months, amidst concerns that the torrid pace of economic growth would lead to excess capacity and inflation. With this action, the central bank is attempting to restrict and reduce bank lending, money supply growth, and potentially excessive rates of economic expansion. As a result, Grant Park incurred losses in both long U.S. and European interest rate futures. Prices for U.S. fixed income prices fell sharply as a result of the positive March labor report. In fact, within minutes of the release of the report, prices for 30-year bonds collapsed five full points, which was the biggest one-day drop in the history of the 30-year bond. A positive durable goods report released in the second week of the month added to the sell-off. European interest rate futures responded in kind. Additional losses were incurred in long positions in the metals markets, as precious and industrial metal prices plunged in response to the prospects of higher interest rates combined with a stronger U.S. dollar and further depressed by speculation that the Chinese central bank's new reserve requirements would reduce Chinese demand for industrial metals. The strong dollar and the Chinese central bank policy changes also put pressure on grain prices as well, generating additional losses in long positions in both corn and soybean markets. Equity markets also proved difficult. Grant Park posted losses in short positions in the FTSE, Dax, Nasdaq, and S&P 500. Long positions in the Hang Seng were also unprofitable. The only sector posting moderate gains for the month was long positions in the energy sector as prices rallied on OPEC's decision to lower output.

         Unfortunately, markets remained choppy and volatile throughout the month of May with simultaneous "start-stop" markets in currencies, fixed income and equities. Grant Park Class A units were down 4.75% for the month while Class B units were down 4.82% for the month. In general, markets seemed to lack any clear economic backdrop and exhibited little directional rhythm. As a result, Grant Park's overall market exposure remained light. Losses were incurred in short positions in the British pound, euro and Swiss franc as prices all rose against the U.S. dollar. Weaker-than-expected U.S. economic data coupled with the assassination of

Izzedine Salim, the head of the interim Iraqi governing council, resulted in a sell-off for the U.S. dollar. Long positions in the grain sector also posted losses as wet weather in the Midwest alleviated fears that previously dry conditions would damage the newly planted crop. Additional losses were incurred in long positions in the Nikkei index, which dropped sharply following a strong U.S. jobs report released on May 7th. Grant Park continued to profit from long positions in the energy sector, as prices continued their upward climb. The situation in the Middle East, lingering supply concerns and unprecedented demand for crude from the Chinese government, all contributed to strengthening prices.

         Finishing a difficult quarter for the Grant Park Futures Fund, June's performance was again negative. Class A units were down 4.47% for the month while Class B units were down 4.55%. June market conditions proved to be even more volatile than the difficult trend reversals in April and May. The lack of any sustained directional price patterns and significant short-term volatility created a very unfriendly environment for our trend following portfolio of traders. Losses were incurred across almost all trading sectors. Short positions across the bond yield curve here in the U.S. were largely unprofitable for the month as confusion reigned, as the path to higher rates in the U.S. remained unclear. Indications from Alan Greenspan early in the month led investors to believe the Fed was prepared to act decisively on inflations fears, causing a sell off. One week later, however, investors were surprised by lower than expected Consumer Price Index data, sending interest rates lower and prices higher. Additional losses were experienced in short British interest rate futures as concerns mounted that earlier rate hikes there were causing softness in the housing market, leading to speculation that the Bank of England may be less aggressive in announcing future rate hikes. Previously profitable long positions in the energy sector posted losses on news that OPEC decided to increase its production quotas as of August 1st. Prices continued to decline after the U.S.-led coalition restored Iraqi sovereignty two days ahead of schedule. Furthermore, trading in the currency markets was mixed for the month with the overall sector posting losses. Generally, major currencies have been caught in choppy (start-stop) ranges, a result of market uncertainty over how aggressively the Fed will raise interest rates. Profits were earned in the soft sector, in both cotton and sugar. Short positions in the cotton market profited amidst slack demand from China and bearish overall U.S. export numbers. Conversely, long positions in the sugar market were helped by a surprising USDA report noting that sugar stocks would be down an estimated 30.3 million tons, or 21%.

         July performance was negative for the Grant Park Fund. Class A units were down 3.36% for the month while Class B units were down 3.44%. Grant Park's portfolio of traders encountered another difficult trading environment for their trend following programs in the global fixed income, currency and equity sectors. Short positions in European interest rates incurred losses, as short-term instruments rallied after the European Central Bank declined to raise interest rates. Prices continued to move higher in the wake of a weaker-than-expected U.S. employment report, which created concerns that global economic growth may be slowing. This same report also caused U.S. interest rates to rally, generating additional losses in Grant Park's short positions. Additional losses accumulated in the currency sector as the U.S. Dollar rallied. Short positions in the U.S. Dollar index and long positions in the British Pound produced losses. The dollar strength was attributed to comments made mid-month by Alan Greenspan in his appearance before Congress, suggesting that U.S. economic growth, despite recent signs of weakness, was still strong enough to warrant additional interest rate hikes by the Federal Reserve. The dollar rallied further following a report showing that U.S. consumer confidence hit a two-year high. Finally, long positions in equity markets suffered as prices weakened amidst weak earnings reports and higher energy prices. Equity markets were further weakened by investor concerns surrounding the possibility of another terrorist attack before the November elections in the U.S. Losses were partially offset by gains in long positions in the energy sector, as prices continued to rally. Supply concerns and the Yukos scandal in Russia continued to boost prices. Additional gains were made in short positions in grains as ideal weather conditions prevailed, suggesting record crops for the year.

         Grant Park Futures Fund generated losses in the month of August. Class A units lost 0.32% while Class B units were down 0.40% for the month. August saw the continuation of erratic behavior in the markets, lacking any sustained trends in most market sectors. Losses were suffered in the currency, agricultural, stock indices and energy sectors while profits were generated in the interest rate sector. Losses accumulated throughout the currency sector, as prices moved up and down throughout the month on mixed economic data, volatile energy prices, and fear of another terrorist attack in the United States at the Republican National Convention. Positions in the sector were difficult to establish for any length of time as price behavior was erratic. Short positions in grains suffered as a surprise cold spell in the northern Midwest raised worries about possible crop damage and reduction in yields. Parts of North Dakota and Iowa reported near-freezing temperatures, while temperatures throughout the month of August approached record historic lows. Additional losses were generated in long sugar positions as reports of a larger than expected Brazilian crop prompted prices to drop 6% on the month. Short positions in orange juice also suffered losses as the damage to the Florida crop from Hurricane Charley became clear. Losses were also generated in short positions in stock indices. Global stock indices rallied as crude oil retreated from a mid-month high of $50 to just over $43 at month's end. Finally, losses were reported in long positions in crude oil, heating oil and unleaded gas as prices came off sharply from their mid-month highs amidst reports of increased U.S. inventories of both gasoline and heating oil and upon the peaceful resolution to the standoff at the Imam Ali Mosque in Najaf between U.S. forces and followers of Iraqi cleric Moqtada al-Sadr. On a positive note, interest rates were the only profitable sector for the month. Long positions in both U.S. and European bonds generated profits as prices moved higher on weak employment figures reported in the U.S and additional economic reports suggesting the economy is not growing as fast as many had anticipated.

         After several losing months, performance for the Grant Park Futures Fund was positive for the month of September. Class A units gained 1.07% while Class B units gained 0.99% for the month. High energy prices consumed the economic news for the month as crude oil closed the month at $49.64 per barrel, up $7.53 for the month. As a result, Grant Park's most significant gains were in the energy, metals and currency sectors. Long positions in the energy sector provided Grant Park with its largest gains as prices continued to trend steadily upward. Declines in U.S. inventories, ongoing disruptions in Iraqi production, hurricane damage to the refineries in the Gulf of Mexico, as well as growing civil unrest in Nigeria all contributed to higher prices. Additional profits accumulated in long positions in the base metals including copper, nickel and aluminum. Prices moved higher amid evidence of renewed demand from China and were further supported by a weakening U.S. dollar. Positions in the currency markets also provided profits as mixed economic reports out of the U.S. continued to weaken the U.S. dollar. Long positions in both the Euro currency and Canadian dollar generated profits. Profits generated in the sectors noted above were partially offset by losses suffered in both the interest rate and stock indices sectors. Mixed economic reports and uncertainty surrounding the future of interest rate hikes in both the U.S. and Europe gave way to volatility in both sectors, generating losses.

         Nine months ended September 30, 2003

         The third quarter ended September 30, 2003 left Grant Park's portfolio essentially unchanged with Class A units down 0.17% and Class B units up 0.19%. The stock indices contributed to the bulk of the profits for the quarter as better than expected economic statistics and rising corporate earnings fueled markets globally. The majority of the profits were offset by choppy markets in the dollar, fixed income, energy and the metals. Consequently, by quarter's end there were few market opportunities to profit from.

         Key trading developments for Grant Park during the first nine months of 2003 include the following:

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

         September was another slightly positive month for Grant Park, wrapping up a quiet quarter. Grant Park's net return for Class A units was 0.13% and 0.06% for Class B units. The Grant Park's diversification across market sectors and across trading managers played a role this month in Grant Park's slightly positive performance. Positions in agriculturals and softs proved profitable, while positions in the financial and energy sectors generated losses. Three of our four traders posted modest profits while one (Graham) posted a net loss. Our most profitable trades were in long positions in the soy complex, cotton and the Japanese yen. Losses were incurred in the fixed income sector and the energy sector.

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

VALUE AT RISK BY MARKET SECTORS

         The following tables indicate the trading value at risk associated with Grant Park's open positions by market category as of September 30, 2004 and December 31, 2003 and the trading gains/losses by market category for the nine months ended September 30, 2004 and the year ended December 31, 2003. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of September 30, 2004, Grant Park's net asset value was approximately $240.2 million. As of December 31, 2003, Grant Park's net asset value was approximately $67.4 million.

                            AS OF SEPTEMBER 30, 2004

                                      % OF TOTAL        TRADING
MARKET SECTOR       VALUE AT RISK     CAPITALIZATION   GAIN(LOSS)
-------------       -------------     --------------   ----------
Interest Rates       $10,982,055           4.2%          (3.0)%
Currencies             5,754,812           2.2           (7.0)
Stock Indices          6,682,086           2.6           (5.1)
Energy                 2,533,200           1.0            3.4
Agriculturals            675,700           0.3            2.9
Metals                 4,934,349           1.9            0.9
Softs                    753,541           0.3           (1.1)
Meats                    107,650           0.0            0.2
                     -----------          ----           ----
Total                $32,423,393          12.5%          (8.8)%
                     ===========          ====           ====

                            AS OF DECEMBER 31, 2003

                                      % OF TOTAL        TRADING
MARKET SECTOR       VALUE AT RISK     CAPITALIZATION   GAIN/(LOSS)
-------------       -------------     --------------   ----------
Interest Rates       $ 2,173,842           3.2%           6.3%
Currencies             2,363,583           3.5           17.9
Energy                 1,164,900           1.7           (0.2)
Stock Indices          3,595,518           5.3            3.6
Agriculturals            367,150           0.5            1.7
Metals                 1,411,432           2.1            4.3
Softs                    166,804           0.3           (0.4)
Meats                      8,000           0.0           (0.3)
                     -----------          ----           ----
Total                $11,251,229          16.6%          32.9%
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

QUALITATIVE MARKET RISK

TRADING RISK

         The following were the primary trading risk exposures of Grant Park as of September 30, 2004, by market sector. It should be noted that due to the depth of the recent drawdown, the leverage employed by Grant Park has been reduced significantly from that which was employed as of December 31, 2003 as illustrated in the trading value at risk table on the previous page.

         Interest Rates

         Interest rate risk is the principal market exposure of Grant Park. Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park's profitability. Grant Park's primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries. However, Grant Park also takes futures positions on the government debt of smaller nations, such as Australia. The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future. As of September 30, 2004, Grant Park's interest rate exposure was predominantly long positions in a variety of G-7 countries. Despite recent rate hikes, both intermediate and long-term interest rate future prices have moved higher.

         Currencies

         Exchange rate risk is a significant market exposure of Grant Park. Grant Park's currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future. As of September 30, 2004, Grant Park was positioned to benefit from the effects of a weakening dollar against most major and minor currencies.

         Energy

         Grant Park's primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia and Venezuela. As of September 30, 2004, the energy market exposure of Grant Park consisted of minor long positions in crude oil, natural gas and crude products. These positions were approximately equally weighted. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

         Stock Indices

         Grant Park's primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, and Australia. The stock index futures contracts currently traded by Grant Park are generally limited to futures on broadly based indices, although Grant Park may trade narrow-based stock index futures contracts in the future. As of September 30, 2004, Grant Park's primary exposures were in the Hang Seng (long), FTSE
(long) and Australian (long) stock indices. Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being "whipsawed" into numerous small losses.

         Metals

         Grant Park's metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. As of September 30, 2004, long positions in gold and silver accounted for Grant Park's metal exposure in the precious metals while long positions in both copper and aluminum represented Grant Park's significant exposure in the base metals.


         Agricultural / Softs

         Grant Park's primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex and corn accounted for Grant Park's short commodity exposure while sugar accounted for Grant Park's only long position as of September 30, 2004.

NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of Grant Park as of September 30, 2004.

         Foreign Currency Balances

         Grant Park's primary foreign currency balances are in Japanese yen, British pounds, Euros and Australian dollars. The trading advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control Grant Park's nontrading risk.

         Cash Management

         Grant Park maintains a portion of its assets at its clearing brokers, as well as at Harris Trust & Savings Bank and Lake Forest Bank & Trust Company. These assets, which may range from 5% to 25% of the fund's value, are held in U.S. Treasury securities and/or Treasury repurchase agreements. The balance of Grant Park's assets, which range from 75% to 95%, are invested in investment grade money market investments purchased at Horizon Cash Management, LLC which are held in a separate, segregated account at Northern Trust Company. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on Grant Park's cash management income.


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

         There was no change in Grant Park's internal control over financial reporting in the quarter ended September 30, 2004 that has materially affected or is reasonably likely to materially affect Grant Park's internal control over financial reporting.


                           PART II- OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

         Class A Limited Partnership Units and Class B Limited Partnership Units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. The close of business on July 31, 2003 marked the initial closing date of the public offering. The lead selling agents for the offering are UBS Financial Services Inc., A.G. Edwards & Sons, Inc. and Oppenheimer & Co. Inc. As of the close of business on July 1, 2004, the Class A Limited Partnership Units were offered at $1,019.53 with 2,497.57 units being sold, and the Class B Limited Partnership Units were offered at $915.32 with 19,520.62 units being sold. As of the close of business on August 1, 2004, the Class A Limited Partnership Units were offered at $985.24 with 1,482.99 units being sold, and the Class B Limited Partnership Units were offered at $883.87 with 12,790.61 units being sold. As of the close of business on September 1, 2004, the Class A Limited Partnership Units were offered at $982.09 with 1,024.55 units being sold, and the Class B Limited Partnership Units were offered at $880.38 with 10,709.00 units being sold. Expenses incurred in connection with the organization and offering of the units, which are paid by the general partner and then reimbursed by Grant Park on a monthly basis (with such reimbursement limited to 0.1% annually through March 31, 2004 and 0.2% annually after April 1, 2004 of the net asset value of the Class A Units and 0.9% annually of the Class B Units) amounted to a total of approximately $387,535 for the three months ended September 30, 2004 and $878,246 for the nine months ended September 30, 2004. The proceeds of the offering are deposited in Grant Park's bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park's trading policies and its trading advisors' respective trading strategies.

                      ISSUER PURCHASES OF EQUITY SECURITIES

(e) The following table provides information regarding the total Class A and Class B units redeemed by Grant Park during the three months ended September 30, 2004.

                    (A)       (B)            (A)            (B)              (C)                    (D)

                                                                                                  MAXIMUM
                                                                      TOTAL NUMBER OF         NUMBER OF UNITS
              TOTAL NUMBER                TOTAL NUMBER                UNITS REDEEMED AS        THAT MAY YET BE
               OF CLASS A     AVERAGE      OF CLASS B     AVERAGE     PART OF PUBLICLY       REDEEMED UNDER
                 UNITS       PRICE PAID      UNITS       PRICE PAID     ANNOUNCED PLANS OR        THE
   PERIOD       REDEEMED      PER UNIT      REDEEMED      PER UNIT     PROGRAMS (1)          PLANS/PROGRAM(1)

07/01/04       1,942.85       $985.24        537.73       $883.87          2,480.58                 (2)
through
07/31/04

08/01/04         126.58       $982.09        609.70       $880.38            736.28                 (2)
through
08/31/04

09/01/04         590.14       $992.58        683.28       $889.11          1,273.42                 (2)
through        --------       -------      --------       -------          --------
09/30/04

TOTAL          2,659.57       $986.64      1,830.71       $884.45          4,490.28                 (2)
               ========       =======      ========       =======          ========

 _________________

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

                              GRANT PARK FUTURES FUND
                              LIMITED PARTNERSHIP


Date:  November 15, 2004      by:   Dearborn Capital Management, L.L.C.
                                    its general partner

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