Form 10-K
period 2004-12-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2005-03-31
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-50316

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

(Exact name of Registrant as specified in its charter)

Illinois	36-3546839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Dearborn Capital Management, L.L.C. 555 West Jackson Boulevard, Suite 600 Chicago, Illinois (Address of Principal Executive Offices)	60661 (Zip Code)

(312) 756-4450

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A Limited Partnership Units

Class B Limited Partnership Units

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of the last business day of the Registrant’s most recent completed second fiscal quarter, the aggregate market value of the Class A units outstanding and held by non-affiliates was $57,730,413. The aggregate market value of the Class B units outstanding and held by non-affiliates was $147,469,650.

As of December 31, 2004, there were 60,634.01 Class A Limited Partnership Units and 223,055.67 Class B Limited Partnership Units issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus dated December 1, 2004 included within the Registration Statement on Form S-1 (File No. 333-119338) are incorporated by reference into Part I of this Form 10-K.

i

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

Dearborn Capital Management, L.L.C., along with its managing member and predecessor as general partner and commodity pool operator, Dearborn Capital Management Ltd., has had management responsibility for Grant Park since its inception. The general partner has been registered as a commodity pool operator and a commodity trading advisor under the Commodity Exchange Act and has been a member of the NFA since December 1995. Dearborn Capital Management Ltd., which served as Grant Park’s general partner, commodity pool operator and sponsor from 1989 through 1995, was registered as a commodity pool operator between August 1988 and March 1996 and as a commodity trading advisor between September 1991 and March 1996 and was a member of the NFA between August 1988 and March 1996.

Grant Park invests through independent professional commodity trading advisors retained by the general partner. Presently, Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Company, or ETC, Graham Capital Management, L.P., Winton Capital Management Limited and Saxon Investment Corporation serve as Grant Park’s commodity trading advisors. As of December 31, 2004, the general partner allocated Grant Park’s net assets among the trading advisors as follows: 23% to Rabar, 21% to EMC, 6% to ETC, 23% to Graham, 17% to Winton and 10% to Saxon. Each of the trading advisors employs technical and trend-following trading strategies through proprietary trading programs, in an effort to achieve capital appreciation while controlling risk and volatility. As of December 31, 2004, Grant Park had a net asset value of approximately $289.7 million and 10,008 limited partners. As of the close of business on December 31, 2004, the net asset value per unit of the Class A units was $1,103.525, and the net asset value of the Class B units was $986.167. Since its inception and through February 28, 2003, Grant Park offered its beneficial interests exclusively to qualified investors on a private placement basis. Effective June 30, 2003, Grant Park began publicly offering both Class A and Class B units for sale.

There have been no material administrative, civil or criminal actions within the past five years against the general partner or its principals and no such actions currently are pending.

Grant Park has been trading continuously since January 1989. Since its inception and through February 28, 2003, Grant Park offered its beneficial interests exclusively to qualified investors on a private placement basis. Grant Park converted its interests to units effective April 1, 2003, with all existing limited partners at that date converting to Class A units with a price of $1,000 per unit. Effective June 30, 2003, Grant Park registered up to an aggregate of $200 million of Class A and Class B units pursuant to a Registration Statement on Form S-1

(File No. 333-104317), and began publicly offering both Class A and Class B units for sale. Class B units began trading on August 1, 2003 and were offered at a price of $1,000 per unit. Grant Park subsequently registered up to an additional $200 million in aggregate of Class A and Class B units for sale on a Registration Statement on Form S-1 (File No. 333-113297) on March 30, 2004, and an additional $700 million in aggregate of Class A and Class B units for sale on a Registration Statement of Form S-1 (File No. 333-119338) on December 1, 2004 (the “Registration Statement”). Since July 1, 2003, Grant Park has raised approximately $281,600,000 of new capital through December 1, 2004, and is continuing to offer up to an additional $818,400,000 of units pursuant to the Registration Statement, on a continuous basis at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

The affairs of Grant Park will be wound up and Grant Park will be liquidated upon the happening of any of the following events (1) expiration of Grant Park’s term on December 31, 2027, (2) a decision by the limited partners to liquidate Grant Park, (3) withdrawal or dissolution of the general partner and the failure of the limited partners to elect a substitute general partner to continue Grant Park, or (4) assignment for the benefit of creditors or adjudication of bankruptcy of the general partner or appointment of a receiver for or seizure by a judgment creditor of the general partner’s interest in Grant Park.

Regulation

Under the Commodity Exchange Act, as amended (the “Act”), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the “CFTC”). The National Futures Association (the “NFA”), a registered futures association under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers.” The Act requires “commodity pool operators,” and “commodity trading advisors” such as Dearborn Capital Management, L.L.C., and commodity brokers or “futures commission merchants” such as Grant Park’s commodity brokers to be registered and to comply with various reporting and recordkeeping requirements. Dearborn Capital Management L.L.C. and Grant Park’s commodity brokers are members of the NFA. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Act or rules and regulations promulgated thereunder. In the event Dearborn Capital Management L.L.C.’s registration as a commodity pool operator or commodity trading advisor were terminated or suspended, Dearborn Capital Management L.L.C. would be unable to continue to manage the business of Grant Park. Should Dearborn Capital Management L.L.C.’s registration be suspended, termination of Grant Park might result.

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

Operations

A description of the business of Grant Park, including trading approaches, rights and obligations of the unitholders, compensation arrangements and fees and expenses is contained in the prospectus included in Pre-effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-119338) (the “Prospectus”) under the sections captioned “Summary,” “Risk Factors,” “The General Partner,” “The Trading Advisors,” “Conflicts of Interest” and “Fees and Expenses,” and such description is incorporated herein by reference from the Prospectus.

Grant Park trades in U.S. and international futures and forward contracts and other interests in commodities, including options contracts on futures, forwards and commodities, spot contracts, swap contracts and security futures contracts. The commodities underlying these contracts may include stock indices, interest rates, currencies, or physical commodities, such as agricultural products, energy products or metals. A brief description of Grant Park’s main types of investments is set forth below.

•	A futures contract is a standardized contract traded on an exchange that calls for the future delivery of a specified quantity of a commodity at a specified time and place.

•	A forward contract is an individually negotiated contract between principals, not traded on an exchange, to buy or sell a specified quantity of a commodity at or before a specified date at a specified price.

•	An option on a futures contract, forward contract or a commodity gives the buyer of the option the right, but not the obligation, to buy or sell a futures contract, forward contract or a commodity, as applicable, at a specified price on or before a specified date. Options on futures contracts are standardized contracts traded on an exchange, while options on forward contracts and commodities, referred to collectively in this prospectus as over-the-counter options, generally are individually negotiated, principal-to-principal contracts not traded on an exchange.

•	A spot contract is a cash market transaction in which the buyer and seller agree to the immediate purchase and sale of a commodity, usually with a two-day settlement. Spot contracts are not uniform and not exchange-traded.

•	A swap contract generally involves an exchange of a stream of payments between the contracting parties. Swap contracts generally are not uniform and not exchange-traded.

•	A security futures contract is a futures contract on a single equity security or narrow-based stock index. Security futures contracts are relatively new financial instruments, having only begun trading in the United States in November 2002. Security futures contracts are exchange-traded. A trading advisor generally may choose to trade security futures contracts for Grant Park’s account if the trading advisor determines that the market for the particular contract is sufficiently liquid and that trading the contract is consistent with the trading advisor’s trading program.

For convenience and unless otherwise specified, futures contracts, forward contracts, options contracts and all other commodity interests collectively are referred to as commodity interests.

ITEM 2.	PROPERTIES

Grant Park does not own or use any physical properties in the conduct of its business. Its assets currently consist of U.S. and international futures and forward contracts and other interests in commodities, including options contracts on futures, forwards and commodities, spot contracts, swap contracts and security futures contracts. Grant Park’s main office is located at 555 West Jackson Boulevard, Suite 600, Chicago, Illinois 60661.

ITEM 3.	LEGAL PROCEEDINGS

Grant Park is not a party to any pending material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Neither the Class A units nor the Class B units of Grant Park are publicly traded. Both Class A and Class B units may be transferred or redeemed subject to the conditions imposed by the Third Amended and Restated

Limited Partnership Agreement. As of December 31, 2004, there were 558 and 9,450 holders of Class A units and Class B units, respectively, and 63,146.613 Class A units and 223,055.674 Class B units outstanding.

Dearborn Capital Management L.L.C. has sole discretion in determining what distributions, if any, Grant Park will make to its unit holders. Dearborn Capital Management L.L.C. has not made any distributions as of the date hereof.

Class A and Class B units are being offering on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. Sales of the Class A units and Class B units during the fourth quarter 2004 were as follows:

Units	October	November	December
Class A Units
Units sold	399.488	722.586	3,344.665
Net asset value	$992.576	$1,026.590	$1,113.382
Class B Units
Units sold	8,323.586	7,983.919	6,478.839
Net asset value	$889.107	$918.880	$995.768

The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Issuer Purchases of Equity Securities

The following table provides information regarding the total Class A and Class B units redeemed by Grant Park during the three months ended December 31, 2004.

	(a)	(b)	(a)	(b)	(c)	(d)
Period	Total Number of Class A Units Redeemed	Average Price Paid per Unit	Total Number of Class B Units Redeemed	Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/Program(1)
10/01/04 through 10/31/04	120.50	$1,026.59	421.43	$918.88	541.93	(2)
11/01/04 through 11/30/04	1,693.39	$1,113.38	430.30	$995.77	2,123.69	(2)
12/01/04 through 12/31/04	338.69	$1,103.53	1,181.25	$986.17	1,519.94	(2)

Total	2,152.58	$1,081.17	2,032.98	$966.94	4,185.56	(2)

(1)	As previously disclosed, pursuant to Grant Park’s Limited Partnership Agreement, investors in Grant Park may redeem their units for an amount equal to the net asset value per unit at the close of business on the last business day of any calendar month if at least 10 days prior to the redemption date, or at an earlier date if required by the investor’s selling agent, the General Partner receives a written request for redemption from the investor. The General Partner may permit earlier redemptions in its discretion.
(2)	Not determinable.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial information for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 is taken from the financial statements of Grant Park audited by McGladrey & Pullen, LLP. On March 10, 2003, the general partner engaged the accounting firm of McGladrey & Pullen, LLP as Grant Park’s independent accountants. McGladrey & Pullen replaced Taglia and Associates, Grant Park’s previous accountants. In addition to auditing Grant Park’s financial statements for the fiscal years ended December 31, 2004, 2003 and 2002, McGladrey & Pullen also reaudited Grant Park’s financial statements for the fiscal years ended December 31, 2001 and 2000.

You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this report. Results from past periods are not necessarily indicative of results that may be expected for any future period.

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
Total assets	$304,631,802	$87,861,740	$15,791,790	$12,218,595	$14,015,746
Total partners’ capital	289,654,031	67,418,046	14,605,959	11,567,075	12,086,390
Gains (losses) from trading	4,281,201	10,149,161	2,971,464	1,570,432	1,512,800
Interest income	3,005,585	247,863	173,351	399,709	797,560
Total expenses	20,995,234	4,080,495	1,356,610	1,149,598	1,239,549
Net income (loss)	(13,708,448)	6,316,529	1,788,205	820,543	1,070,811

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Grant Park invests through independent professional commodity trading advisors retained by the general partner. Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Company, or ETC, Graham Capital Management, L.P., Winton Capital Management Limited and Saxon Investment Corporation serve as Grant Park’s commodity trading advisors. As of December 31, 2004, the general partner allocated Grant Park’s net assets among the trading advisors as follows: 23% to Rabar, 21% to EMC, 6% to ETC, 23% to Graham, 17% to Winton and 10% to Saxon.

Critical Accounting Policies

Grant Park’s only critical accounting policy is the valuation of its assets invested in U.S. and international futures and forward contracts, options contracts and other interests in commodities. The substantial majority of these investments are exchange-traded contracts, valued based upon exchange settlement prices. The remainder of its investments are non-exchange-traded contracts with valuation of those investments based on third-party quoted dealer values on the Interbank market. With the valuation of the investments easily obtained, there is little or no judgment or uncertainty involved in the valuation of investments, and accordingly, it is unlikely that materially different amounts would be reported under different conditions using different but reasonably plausible assumptions.

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the year ended December 31, 2004, were (7.6)% for Class A units and (8.4)% for Class B units, and for the year ended December 31, 2003 were 20.0% for Class A units and 7.7% for Class B units and for the year ended December 31, 2002 was 15.3% for the Class A units. Grant Park’s total net asset value at December 31, 2004, 2003 and 2002 was $289.7 million, $67.4 million and $14.6 million, respectively.

The table below sets forth Grant Park’s trading gains or losses by sector for each of the years ended December 31, 2004, 2003 and 2002.

	% Gain (Loss)
	Year Ended December 31,
Sector	2004	2003	2002
Interest Rates	(1.0)%	6.3%	10.1%
Currencies	1.3	17.9	14.6
Stock Indices	(1.2)	3.6	(0.1)
Energy	3.2	(0.2)	1.6
Agriculturals	2.1	1.7	4.7
Meats	0.3	(0.3)	—
Metals	(1.0)	4.3	(2.0)
Softs	(1.0)	(0.4)	(1.9)
Miscellaneous	(0.7)	1.5	(1.8)

Total	2.0%	34.4%	25.2%

Year ended December 31, 2004

In 2004, Grant Park suffered its first losing year since 1999. Class B units finished the year down 8.4%. The majority of the year’s losses were experienced in the second quarter and early third quarter. Those losses were the result of significant trend reversals in markets that had been an important source of profits in 2003 and the first quarter of 2004. These reversals included monthly peak to trough reversals in the following markets: nickel down 20.0%, silver down 31.0%, U.S. bonds down 9.8%, copper down 16.6% and soybeans down 24.0%. During the same period, short positions in the U.S. dollar saw a rally of 4.9%. As a result of these historically significant reversals, Grant Park experienced a drawdown of (23.65)%, which lasted six months, from February, 2004 to August, 2004.

The principal economic driver of the market reversals during this time period was the Central Bank of China’s decision to increase loan reserve requirements in certain targeted sectors of the Chinese economy for the third time in four months. This was done in an effort to cool down what was perceived to be an overheating Chinese economy. The “China Story” had been a prime fundamental driver in the prices for base metals, precious metals and grain markets. Once the Central Bank of China raised its reserve requirements for the third time, the markets feared that the “China Story” may be coming to an end and a rush to liquidate positions in metals and grains occurred.

At the same time in April, the U.S. reported its largest one month increase in new jobs in four years. This report resulted in the biggest one day decline in the history of the thirty-year U.S. Treasury bond. As a result of the higher interest rates implied by lower fixed income prices, the U.S. dollar rallied resulting in additional losses for Grant Park’s short dollar positions during this time period.

By early July, Grant Park had liquidated a majority of its long and short positions in most sectors. Throughout July and August, Grant Park found little trading opportunity in which it could recoup the spring’s losses. However, September began a four month period in which Grant Park’s Class B units increased in value by

12.15% ending the year down 8.4%. The profits generated during this four month period were the result of the U.S. dollar resuming its downtrend and energy prices making new yearly highs coupled with strong metal prices. Additionally, Grant Park benefited by a year end surge in global stock indices.

For the year ended December 31, 2004, Grant Park had a negative return of approximately 7.6% for the Class A units and a negative return of 8.4% for the Class B units. On a combined basis prior to expenses, approximately 2.0% resulted from trading gains and approximately 1.4% was due to interest income. These gains are offset by approximately 11.6% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park. An analysis of the 2.0% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	(1.0)%
Currencies	1.3
Stock Indices	(1.2)
Energy	3.2
Agriculturals	2.1
Meats	0.3
Metals	(1.0)
Softs	(1.0)
Miscellaneous	(0.7)

Total	2.0%

The first month of 2004 was slightly profitable for Grant Park. Grant Park Class A units were up 0.38% while Class B units were up 0.31% for the month. The month was a volatile one, with modest profits generated in the agricultural, metal and currency sectors. These gains collectively offset significant losses in the fixed income sector. Gains in the agricultural and metal sectors continued to be fueled by tight supplies amid surging Chinese demand, while gains in the currency sector were largely attributable to a surge in the British pound, which hit an 11 year high against the U.S. dollar, amidst continuing signs of strong growth in the British economy. Losses in the fixed income sector were largely attributable to the omission of “considerable period” in the U.S. Federal Reserve January statement release in referencing the maintenance of current interest rate levels. This omission was a clear shift in sentiment and shifted the market’s expectations for a sooner rather than later rise in U.S. interest rates.

February’s performance was strong with Class A units posting a 7.33% gain and Class B units up 7.25% on the month. Gains were driven largely by the continued weakness in the U.S. dollar, with gains experienced in the grains, energy, currency and fixed income markets. Copper prices reached an 8-year high, rising 18% in February alone. Continued global demand coupled with a decrease in warehouse supply levels contributed to the continued strength in this market. Soybean prices rallied 15% on the month amidst concerns of a weaker-than-expected South American crop and continued growth of Chinese demand. Crude oil and related products rose after a greater-than-expected decrease in U.S. gasoline inventories. The British pound continued to strengthen, rising to its highest level against the U.S. dollar since 1992, as expectations of continued interest rate hikes were priced into the market. Finally, gains were experienced in long global interest rate positions in response to comments by Alan Greenspan suggesting that an interest rate hike by the Federal Reserve was not imminent. Losses were incurred in short positions in British and Australian interest rate futures, which rose as part of a global rally in bonds following the U.S. lead. Additional losses were incurred in long coffee positions and long euro positions.

Grant Park’s performance was negative for March with Class A units down 1.40% on the month and Class B units down 1.47%. The month was volatile with the currency, fixed income and equity index sectors particularly volatile as a result of apparent policy shifting by many of the world’s central banks. Grant Park suffered losses in long British Pound positions as the pound declined against the U.S. dollar as an improving U.S. economic outlook fueled speculation that the Federal Reserve could raise U.S. interest rates in the near future. Additional losses were generated in short Japanese yen positions as the yen rose against the U.S. dollar amid anticipation that the Bank of Japan would curtail its sales of its currency following the end of the Japanese fiscal year. Additional losses were suffered in the industrial metals, including nickel, zinc and aluminum, as the U.S. dollar’s strength resulted in reduced demand from European buyers. Additional losses were generated in sugar, Japanese Government Bonds and the Hang Seng Index. Grant Park’s largest profits were earned in silver, which hit a 16-year high at the end of the month. Additional profits were generated in long positions in soybeans and soybean meal, as limited U.S. supplies and a bitter strike at Brazil’s main grain port combined to send soy prices to a 16-year high as well.

April was a difficult trading month for trend trading and our portfolio of traders in particular. Grant Park Class A units were down 11.66% for the month and Class B units were down 11.72% for the month. Major trends across several market sectors (which normally exhibit little correlation) reversed collectively as they were struck by three major fundamental factors. The first was surprisingly positive U.S. employment news. On the second day of the month it was announced that the U.S. economy added 308,000 new jobs during the month of March. Forecasts by economists were predicting an increase in the vicinity of 120,000. The workforce additions marked the biggest one-month increase in payrolls in four years. The second factor was the strength of the U.S. dollar, reflecting both a brightening U.S. economic outlook and the likelihood of a Federal Reserve rate hike occurring sooner than previously anticipated. Finally, the third factor was China’s tightening of its monetary policy. The Chinese Central Bank raised its banking reserve requirements for the third time in nine months, amidst concerns that the torrid pace of economic growth would lead to excess capacity and inflation. With this action, the central bank is attempting to restrict and reduce bank lending, money supply growth, and potentially excessive rates of economic expansion. As a result, Grant Park incurred losses in both long U.S. and European interest rate futures. U.S. fixed income prices fell sharply as a result of the positive March labor report. In fact, within minutes of the release of the report, prices for 30-year bonds collapsed five full points, which was the biggest one-day drop in the history of the 30-year bond. A positive durable goods report released in the second week of the month added to the sell-off. European interest rate futures responded in kind. Additional losses were incurred in long positions in the metals markets, as precious and industrial metal prices plunged in response to the prospects of higher interest rates combined with a stronger U.S. dollar and further depressed by speculation that the Chinese central bank’s new reserve requirements would reduce Chinese demand for industrial metals. The strong dollar and the Chinese central bank policy changes also put pressure on grain prices as well, generating additional losses in long positions in both corn and soybean markets. Equity markets also proved difficult. Grant Park posted losses in short positions in the FTSE, Dax, NASDAQ, and S&P 500. Long positions in the Hang Seng were also unprofitable. The only sector posting moderate gains for the month was long positions in the energy sector as prices rallied on OPEC’s decision to lower output.

Unfortunately, markets remained choppy and volatile throughout the month of May with simultaneous “start-stop” markets in currencies, fixed income and equities. Grant Park Class A units were down 4.75% for the month while Class B units were down 4.82% for the month. In general, markets seemed to lack any clear economic backdrop and exhibited little directional rhythm. As a result, Grant Park’s overall market exposure remained light. Losses were incurred in short positions in the British pound, euro and Swiss franc as prices all rose against the U.S. dollar. Weaker-than-expected U.S. economic data coupled with the assassination of Izzedine Salim, the head of the interim Iraqi governing council, resulted in a sell-off for the U.S. dollar. Long positions in the grain sector also posted losses as wet weather in the Midwest alleviated fears that previously dry conditions would damage the newly planted crop. Additional losses were incurred in long positions in the Nikkei index, which dropped sharply following a strong U.S. jobs report released on May 7th. Grant Park continued to profit from long positions in the energy sector, as prices continued their upward climb. The situation in the Middle East, lingering supply concerns and unprecedented demand for crude from the Chinese government, all contributed to strengthening prices.

Finishing a difficult quarter for Grant Park, June’s performance was again negative. Class A units were down 4.47% for the month while Class B units were down 4.55%. June market conditions proved to be even more volatile than the difficult trend reversals in April and May. The lack of any sustained directional price patterns and significant short-term volatility created a very unfriendly environment for our trend following portfolio of traders. Losses were incurred across almost all trading sectors. Short positions across the bond yield curve here in the U.S. were largely unprofitable for the month as confusion reigned, as the path to higher rates in the U.S. remained unclear. Indications from Alan Greenspan early in the month led investors to believe the Fed was prepared to act decisively on inflations fears, causing a sell off. One week later, however, investors were surprised by lower than expected Consumer Price Index data, sending interest rates lower and prices higher. Additional losses were experienced in short British interest rate futures as concerns mounted that earlier rate hikes there were causing softness in the housing market, leading to speculation that the Bank of England may be less aggressive in announcing future rate hikes. Previously profitable long positions in the energy sector posted losses on news that OPEC decided to increase its production quotas as of August 1st. Prices continued to decline after the U.S.-led coalition restored Iraqi sovereignty two days ahead of schedule. Furthermore, trading in the currency markets was mixed for the month with the overall sector posting losses. Generally, major currencies have been caught in choppy (start-stop) ranges, a result of market uncertainty over how aggressively the Fed will raise interest rates. Profits were earned in the soft sector, in both cotton and sugar. Short positions in the cotton market profited amidst slack demand from China and bearish overall U.S. export numbers. Conversely, long positions in the sugar market were helped by a surprising USDA report noting that sugar stocks would be down an estimated 30.3 million tons, or 21%.

July performance was negative for Grant Park. Class A units were down 3.36% for the month while Class B units were down 3.44%. Grant Park’s portfolio of traders encountered another difficult trading environment for their trend following programs in the global fixed income, currency and equity sectors. Short positions in European interest rates incurred losses, as short-term instruments rallied after the European Central Bank declined to raise interest rates. Prices continued to move higher in the wake of a weaker-than-expected U.S. employment report, which created concerns that global economic growth may be slowing. This same report also caused U.S. interest rates to rally, generating additional losses in Grant Park’s short positions. Additional losses accumulated in the currency sector as the U.S. Dollar rallied. Short positions in the U.S. Dollar index and long positions in the British Pound produced losses. The dollar strength was attributed to comments made mid-month by Alan Greenspan in his appearance before Congress, suggesting that U.S. economic growth, despite recent signs of weakness, was still strong enough to warrant additional interest rate hikes by the Federal Reserve. The dollar rallied further following a report showing that U.S. consumer confidence hit a two-year high. Finally, long positions in equity markets suffered as prices weakened amidst weak earnings reports and higher energy prices. Equity markets were further weakened by investor concerns surrounding the possibility of another terrorist attack before the November elections in the U.S. Losses were partially offset by gains in long positions in the energy sector, as prices continued to rally. Supply concerns and the Yukos scandal in Russia continued to boost prices. Additional gains were made in short positions in grains as ideal weather conditions prevailed, suggesting record crops for the year.

Grant Park generated losses in the month of August. Class A units lost 0.32% while Class B units were down 0.40% for the month. August saw the continuation of erratic behavior in the markets, lacking any sustained trends in most market sectors. Losses were suffered in the currency, agricultural, stock indices and energy sectors while profits were generated in the interest rate sector. Losses accumulated throughout the currency sector, as prices moved up and down throughout the month on mixed economic data, volatile energy prices, and fear of another terrorist attack in the United States at the Republican National Convention. Positions in the sector were difficult to establish for any length of time as price behavior was erratic. Short positions in grains suffered as a surprise cold spell in the northern Midwest raised worries about possible crop damage and reduction in yields. Parts of North Dakota and Iowa reported near-freezing temperatures, while temperatures throughout the month of August approached record historic lows. Additional losses were generated in long sugar positions as reports of a larger than expected Brazilian crop prompted prices to drop 6% on the month. Short positions in orange juice also suffered losses as the damage to the Florida crop from Hurricane Charley became clear. Losses were also generated in short positions in stock indices. Global stock indices rallied as crude oil retreated from a mid-month high of $50 to just over $43 at month’s end. Finally, losses were reported in long positions in crude oil, heating oil and unleaded gas as prices came off sharply from their mid-month highs amidst reports of increased U.S. inventories of both gasoline and heating oil and upon the peaceful resolution to the standoff at the Imam Ali

Mosque in Najaf between U.S. forces and followers of Iraqi cleric Moqtada al-Sadr. On a positive note, interest rates were the only profitable sector for the month. Long positions in both U.S. and European bonds generated profits as prices moved higher on weak employment figures reported in the U.S. and additional economic reports suggesting the economy is not growing as fast as many had anticipated.

After several losing months, performance for Grant Park was positive for the month of September. Class A units gained 1.07% while Class B units gained 0.99% for the month. High energy prices consumed the economic news for the month as crude oil closed the month at $49.64 per barrel, up $7.53 for the month. As a result, Grant Park’s most significant gains were in the energy, metals and currency sectors. Long positions in the energy sector provided Grant Park with its largest gains as prices continued to trend steadily upward. Declines in U.S. inventories, ongoing disruptions in Iraqi production, hurricane damage to the refineries in the Gulf of Mexico, as well as growing civil unrest in Nigeria all contributed to higher prices. Additional profits accumulated in long positions in the base metals including copper, nickel and aluminum. Prices moved higher amid evidence of renewed demand from China and were further supported by a weakening U.S. dollar. Positions in the currency markets also provided profits as mixed economic reports out of the U.S. continued to weaken the U.S. dollar. Long positions in both the Euro currency and Canadian dollar generated profits. Profits generated in the sectors noted above were partially offset by losses suffered in both the interest rate and stock indices sectors. Mixed economic reports and uncertainty surrounding the future of interest rate hikes in both the U.S. and Europe gave way to volatility in both sectors, generating losses.

October was a profitable month for Grant Park. Class A units were up 3.43% for the month while Class B units were up 3.35%. Gains came largely from positions in the currency, financial, and energy sectors while losses were suffered in the commodities and metals sectors. The U.S. dollar continued to decline, benefiting long positions in the Canadian dollar, Euro and Japanese yen as well as short positions in the U.S. dollar index. Additional profits were earned in long global interest rate positions, as prices continued to rally as oil prices reached record highs, threatening the strength of the U.S. economic rebound. Long positions in the energy sector also continued to profit as prices reached record highs amidst continued supply disruptions in Iraq, Russia and Nigeria. Prices did come off their highs at month-end as news of higher inventories in the U.S. drove prices down. Going in to November, Grant Park has reduced its overall long position in the sector. Grant Park’s largest losses stemmed from long positions in the base metals markets as prices sharply reversed, particularly in nickel, aluminum and copper on the back of the above noted speculation of a slowdown in U.S. economic growth. Prices continued to drop on news of China’s first interest rate increase in nine years.

The continuing weakness of the U.S. dollar sparked another profitable month in November for Grant Park. Grant Park A units were up 8.45% for the month while the B units were up 8.37% for the month. The weak U.S. dollar remained the focus of the month. The dollar has now dropped for seven weeks in a row, reaching its lowest value against the Japanese yen since 2000, and a record-low against the euro. The dollar sank on comments mid-month from Alan Greenspan, who suggested that the U.S. may be growing too dependent upon foreign capital to fund the trade deficit. Speaking in Germany, the Fed chairman told a group of central bankers that the growing U.S. current account (trade) deficit could, at some point, cause foreign demand for U.S. dollars, bonds and equity to subside. As a result, profits were earned in long foreign currency positions, most notably the euro, Swiss franc and Japanese yen and a short dollar index position. Additional profits were generated in long positions in stock indices as prices rallied on improved economic conditions around the world. Finally, Grant Park also posted profits in long metal positions, particularly in gold as the weak dollar boosted gold prices. On the negative side, Grant Park sustained modest losses on short positions in the energy sector on news late in the month that U.S. inventories of both natural gas and heating oil fell more than anticipated, thus boosting prices.

After a few profitable months in a row, December proved to be a challenging trading month for Grant Park. Performance for the month was negative. Class A units were down 0.89% while the B units were down 0.96% to finish the year down 7.58% and 8.40% respectively. The Grant Park’s largest losses were incurred in the metals sector, particularly in long positions in both gold and silver. The U.S. dollar experienced a short-lived rally, causing precious metals, which had been favored by investors seeking a hedge against a weaker dollar, to lose some of their appeal. Additional losses were incurred in the currency sector. Long positions in the Canadian dollar incurred losses. The currency sold off following the Bank of Canada’s decision to back off its policy of raising rates “over time”, as the strong currency appeared to be having a negative impact on the country’s exports. Additional losses were incurred in long Japanese Yen and Swiss Franc positions. The financial (interest rate), agricultural/soft, and energy sectors also experienced modest losses as the year-end markets were characteristically volatile. On the other hand, profits were generated in the stock indices sector as long positions in both U.S. and European equities benefited from a decline in energy prices.

Year ended December 31, 2003

The most significant factor affecting Grant Park’s performance in 2003 was the dramatic fall in the value of the U.S. dollar. Virtually every currency rallied against the dollar. Grant Park maintained short positions in the U.S. dollar against most other major currencies throughout the year. This sector was the largest contributor to Grant Park’s profitability during the year. Grant Park also maintained long positions in global fixed income markets throughout the year. As a result, interest rates also significantly contributed to Grant Park’s performance, as most central banks around the globe continued to ease monetary policy in an effort to spur economic growth. These efforts also resulted in a strong performance in the global equity markets, which also benefited Grant Park’s long equity positions, particularly in the U.S. Finally, long positions in base and precious metals posted significant gains in 2003, as precious metals rallied as the U.S. dollar fell, and base metal prices surged amidst strong demand from China, as it strives to build an entire manufacturing and residential infrastructure.

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

Sector	% Gain (Loss)
Interest Rates	6.3%
Currencies	17.9
Stock Indices	3.6
Energy	(0.2)
Agriculturals	1.7
Meats	(0.3)
Metals	4.3
Softs	(0.4)
Miscellaneous	1.5

Total	34.4%

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

February was a strong positive month for Grant Park, as it earned a net return of approximately 5.77%. Energy was the leading sector as natural gas posted a 25-month high near the end of the month due to unreasonably cold weather and inventory depletion. The rest of the energy sector pushed higher amid supply concerns due to the increased probability of a U.S.-led invasion of Iraq. These war concerns also spurred safe- haven buying of U.S. and European government debt prices, which proved to be profitable for Grant Park. Losses for the month were incurred in gold, the British pound and cocoa.

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

September was another slightly positive month for Grant Park, wrapping up a quiet quarter. Grant Park’s net return for Class A units was 0.13% and 0.06% for Class B units. Grant Park’s diversification across market sectors and across trading managers played a role this month in Grant Park’s slightly positive performance. Positions in agriculturals and softs proved profitable, while positions in the financial and energy sectors generated losses. Three of our four traders posted modest profits while one (Graham) posted a net loss. Our most profitable trades were in long positions in the soy complex, cotton and the Japanese yen. Losses were incurred in the fixed income sector and the energy sector.

October was a volatile yet profitable month for Grant Park. Portfolio positions benefited from China’s surging demand for commodities and indications of an accelerated recovery here in the U.S. Grant Park’s net return on the month for Class A units was 2.52% and 2.45% for Class B units. Profits were generated in cotton, the soy complex and base metals mostly as a result of surging demand out of China. Additional profits were generated in U.S. stock indices as stocks rose in response to October’s stronger-than-expected employment report. The market also reacted positively to increases in consumer confidence and durable good orders. Losses were incurred in the energy sector, which declined as U.S. inventories of both natural gas and crude oil rose. Additional losses were incurred in U.S. and European interest rate futures, which declined as investors became increasingly risk tolerant, shifting their assets out of fixed income into stocks.

November performance was negative for Grant Park with Class A units posting a net loss of 0.91% and Class B units a loss of 0.98%. The portfolio suffered as a result of reversals in both the grains and base metal markets with the most significant losses incurred in the soy complex, cotton and copper. The markets reacted to the possibility of a trade dispute heating up with China over the U.S. government’s decision to restrict textile imports. Copper prices were additionally impacted by the terrorist bombings in Turkey, which led to fears that global economic growth would slow. Additional losses were suffered in the Euroswiss contract. Prices rose as investors sought safety in government bonds and cash instruments in response to the continued turmoil in Iraq, and the terrorist bombings in Turkey. Fears of future attacks on softer, civilian targets weighed heavy on investors’ minds.

The last month of 2003 finished on a positive note with Grant Park Class A units posting a net 6.00% profit on the month while Class B units were up 5.93%, leaving the Fund up 20.03% and 7.66% for the year respectively (Class B units began trading on August 1, 2003). Grant Park December profits were generated in several of the same sectors that showed strong trends throughout the year including currencies, metals, and world stock indices. Both the British pound and euro currency continued to rally against the U.S. dollar. Uncertainty in the wake of the elevated terror alert to Orange here in the U.S. during the holiday season and concern that more cases of mad cow disease might be discovered in the U.S. helped keep pressure on the dollar. Metals (both precious and industrial) continued their upward trends for the year. China’s burgeoning middle class, a result of its expanding economy, continued to fuel demand for commodities. Nickel prices reached 14-year highs and copper, up over 44% on the year, reached six-year highs. Equity prices across the globe continued their bullish trend on the year. Additional profits were generated in the energy sector, as colder than normal temperatures in the Northeastern United States led to higher prices. Losses were incurred in Australian interest rate futures, which rose in response to worries that the strong Australian dollar would have a negative effect on the nation’s exports, causing growth to slow.

Year ended December 31, 2002

The return for 2002 was approximately 15.3%. Of this 15.3% increase, approximately 25.2% was due to trading gains and approximately 1.5% was due to interest income, offset by approximately 11.4% due to brokerage fees, performance fees, operating costs and offering costs borne by Grant Park. An analysis of the 25.2% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	10.1%
Currencies	14.6
Stock Indices	(0.1)
Energy	1.6
Agriculturals	4.7
Metals	(2.0)
Softs	(1.9)
Miscellaneous	(1.8)

Total	25.2%

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

November was negative for Grant Park. The most significant losses were generated from positions in global interest rate futures, European currencies and sugar. The strength in worldwide equity markets caused global bonds to decline and caused the U.S. dollar to rally versus its European counterparts. The recent uptrend in sugar prices reversed amid abundant supply and expectations for a large upcoming crop. Long positions in U.S. stock index futures produced some gains for Grant Park, as stocks rallied in response to the Federal Reserve’s half-percentage point cut in interest rates.

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

Capital Resources

Grant Park plans to raise additional capital only through the sale of units pursuant to the continuous offering and does not intend to raise any capital through borrowing. Due to the nature of Grant Park’s business, it does not make any capital expenditures and does not have any capital assets that are not operating capital or assets.

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

The following quantitative and qualitative disclosures regarding Grant Park’s market risk exposures contain forward-looking statements. All quantitative and qualitative disclosures in this section are deemed to be forward-looking statements, except for statements of historical fact and descriptions of how Grant Park manages its risk exposure. Grant Park’s primary market risk exposures, as well as the strategies used and to be used by its trading advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of Grant Park’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of Grant Park. Grant Park’s current market exposure and/or risk management strategies may not be effective in either the short or long-term and may change materially.

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

Value at Risk by Market Sectors

The following tables indicates the trading value at risk associated with Grant Park’s open positions by market category as of December 31, 2004 and December 31, 2003 and the trading gains/losses by market category for the years ended December 31, 2004 and 2003. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of December 31, 2004, Grant Park’s net asset value was approximately $289.7 million. As of December 31, 2003, Grant Park’s net asset value was approximately $67.4 million.

	December 31, 2004
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Stock Indices	$15,487,840	5.3%	(1.2)%
Currencies	7,401,073	2.6	1.3
Interest Rates	8,943,877	3.1	(1.0)
Metals	3,211,874	1.1	(1.0)
Energy	2,164,690	0.7	3.2
Agriculturals	1,252,525	0.4	2.1
Softs	1,800,497	0.6	(1.0)
Meats	194,000	0.1	0.3

Total	$40,456,376	13.9%	2.7%

	December 31, 2003
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Interest Rates	$3,595,518	5.3%	3.6%
Currencies	2,363,583	3.5	17.9
Energy	2,173,842	3.2	6.3
Stock Indices	1,411,432	2.1	4.3
Metals	1,164,900	1.7	(0.2)
Agriculturals	367,150	0.5	1.7
Softs	166,804	0.3	(0.4)
Meats	8,000	0.0	(0.3)

Total	$11,251,229	16.6%	32.9%

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by Grant Park is typically many times the applicable maintenance margin requirement, which generally ranges between approximately 1% and 10% of contract face value, as well as many times the capitalization of Grant Park. The magnitude of Grant Park’s open positions creates a risk of ruin not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions—unusual, but historically recurring from time to time—could cause Grant Park to incur severe losses over a short period of time. The value at risk table above, as well as the past performance of Grant Park, gives no indication of this risk of ruin.

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of December 31, 2004, by market sector.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other countries including Hong Kong, Taiwan, and Australia. The stock index futures contracts traded by Grant Park currently are generally limited to futures on broadly based indices, although Grant Park may trade narrow-based stock index futures contracts in the future. As of December 31, 2004, Grant Park’s primary exposures were in the S&P 500 (USA), Australian Index 200, Hang Seng (Hong Kong), FTSE (United Kingdom), Nikkei (Japan) and Euro Stoxx stock indices. Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Currencies

Exchange rate risk is a significant market exposure of Grant Park. Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future. As of December 31, 2004, Grant Park was positioned to benefit from the effects of a weakening dollar against most major and minor currencies.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park. Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability. Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries. However, Grant Park also takes futures positions on the government debt of smaller nations, such as Australia. The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future. As of December 31, 2004, Grant Park’s interest rate exposure was predominantly long positions in a variety of G-7 countries. Despite recent rate hikes both intermediate and long-term interest rate future prices have moved higher. The only short positions held in interest rates by Grant Park are the short dated maturities of the U.S. yield curve.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. As of December 31, 2004, modest long positions in gold accounted for Grant Park’s metal exposure in the precious metals while long positions in both copper and aluminum represented Grant Park’s significant exposure in the base metals.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia and Venezuela. As of December 31, 2004, the energy market exposure of Grant Park consisted of minor short positions in crude oil, natural gas and crude products. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Agricultural/Softs

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex and corn accounted for Grant Park’s short commodity exposure while sugar, coffee and cotton accounted for Grant Park’s long positions as of December 31, 2004.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of December 31, 2004.

Foreign Currency Balances

Grant Park’s primary foreign currency balances are in Japanese yen, British pounds, Euros and Australian dollars. The advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control Grant Park’s non-trading risk.

Cash Management

Grant Park maintains a portion of its assets in at its clearing brokers, as well as at Harris Trust & Savings Bank and Lake Forest Bank & Trust Company. These assets, which may range from 5% to 25% of Grant Park’s value, are held in U.S. Treasury securities and/or Treasury repurchase agreements. The balance of Grant Park’s assets, which range from 75% to 95%, are invested in investment grade money market investments purchased at Horizon Cash Management, LLC which are held in a separate, segregated account at Northern Trust Company. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on Grant Park’s cash management income.

Managing Risk Exposure

The general partner monitors and controls Grant Park’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which Grant Park is subject.

The general partner monitors Grant Park’s performance and the concentration of its open positions, and consults with the trading advisors concerning Grant Park’s overall risk profile. If the general partner felt it necessary to do so, the general partner could require the trading advisors to close out individual positions as well as enter positions traded on behalf of Grant Park. However, any intervention would be a highly unusual event. The general partner primarily relies on the trading advisors’ own risk control policies while maintaining a general supervisory overview of Grant Park’s market risk exposures. The trading advisors apply their own risk management policies to their trading. The trading advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The trading advisors’ research of risk management often suggests ongoing modifications to their trading programs.

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

Financial statements meeting the requirements of Regulation S-X appear beginning on page F-1 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in this report under the heading “Selected Financial Data” above.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 10, 2003, Dearborn Capital Management L.L.C. engaged the accounting firm of McGladrey & Pullen, LLP to act as Grant Park’s independent accountants. McGladrey & Pullen, LLP replaced Grant Park’s previous independent accountants, Taglia and Associates. Grant Park previously reported the information required by Item 304 of Regulation S-K on page 25 of Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-104317) filed with the Securities and Exchange Commission on June 25, 2003.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the general partner carried out an evaluation, under the supervision and with the participation of the general partner’s management including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of Grant Park’s disclosure controls and procedures as contemplated by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on, and as of the date of that evaluation, the general partner’s principal executive officer and principal financial officer concluded that Grant Park’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to Grant Park required to be included in the reports required to be filed or submitted by Grant Park with the SEC under the Exchange Act.

There was no change in Grant Park’s internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Grant Park has no directors or executive officers and also does not have any employees. Grant Park is managed solely by Dearborn Capital Management, L.L.C. in its capacity as general partner. Dearborn Capital

Management, L.L.C. has been registered as a commodity pool operator and a commodity trading advisor under the Act and has been a member of the NFA since December 1995.

The principals of the general partner are Dearborn Capital Management Ltd., Centum Prata Holding AG, David M. Kavanagh, Margaret E. Manning, Maureen O’Rourke and Abdullah Mohammed Al Rayes. Only the officers of Dearborn Capital Management, L.L.C., Mr. Kavanagh, Ms. Manning and Ms. O’Rourke, have management responsibility and control over the general partner.

Mr. Kavanagh, president of Dearborn Capital Management, L.L.C., has been responsible for overseeing all operations and activities of the general partner since its formation. Commencing in October 1998, Mr. Kavanagh also became president, a principal and an associated person of Dearborn Capital Brokers Ltd., an independent introducing broker. From 1983 to 2003, Mr. Kavanagh was a member in good standing of the Chicago Board of Trade. Between 1983 and October 1998, Mr. Kavanagh served as an institutional salesman in the financial futures area on behalf of Refco and Conti Commodity Services, Inc., which was acquired by Refco in 1984. His clients included large hedge funds and financial institutions. Since October 1998, Mr. Kavanagh has from time to time continued to perform introducing brokerage services for Refco, through Dearborn Capital Brokers. Neither Dearborn Capital Brokers nor Mr. Kavanagh provide brokerage services to Grant Park’s trading account. In the past, from time to time Mr. Kavanagh has provided brokerage services to Financial Consortium International LLC, a registered introducing broker, commodity pool operator and broker-dealer, since October 1999. In 1980, Mr. Kavanagh received an MBA from the University of Notre Dame, and in 1978, graduated with a B.S. in business administration from John Carroll University.

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

Ms. O’Rourke, chief financial officer of the general partner, is responsible for financial reporting and compliance issues. Prior to joining the general partner in May 2003, Ms. O’Rourke was employed as assistant vice president at MetLife Investors Life Insurance Company from 1992 to September 2001. Before that, Ms. O’Rourke was employed as a tax senior at KPMG LLP (formerly KPMG Peat Marwick LLP) from 1987 to 1991. Ms. O’Rourke is a certified public accountant. She received a B.B.A. in accounting from the University of Notre Dame in 1987 and received a M.S. in Taxation from DePaul University in 1996.

Code of Ethics

Grant Park has not adopted a code of ethics because it does not have any officers or employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC. Grant Park does not have any directors or officers. However, the officers of Grant Park’s general partner, as well as the general partner itself, also file such notices regarding their beneficial ownership in Grant Park, if any. Grant Park believes that for 2004, all required filings were timely filed by each of these persons.

ITEM 11.	EXECUTIVE COMPENSATION

Grant Park has no directors or officers. Its affairs are managed by Dearborn Capital Management, L.L.C., its general partner, which receives compensation for its services from Grant Park, as follows:

Each of the Class A units and Class B units pay the general partner a monthly brokerage charge. Effective November 1, 2004, Class A units of Grant Park pay the general partner a monthly brokerage charge equal to 0.6458%, a rate of 7.75% annually, of Class A’s month-end adjusted net assets. Class B units pay a monthly brokerage charge equal to 0.6667%, a rate of 8.0% annually, of Class B’s month-end adjusted net assets. The general partner pays from the brokerage charge all clearing, execution and give-up, floor brokerage, exchange and NFA fees, any other transaction costs, selling agent compensation and consulting fees to the trading advisors. The payments to the clearing brokers are based upon a specified amount per round-turn for each commodity interest transaction executed on behalf of Grant Park. The amounts paid to selling agents, trading advisors or others may be based upon a specified percentage of Grant Park’s net asset value or round-turn transactions. A round-turn is both the purchase, or sale, of a commodity interest contract and the subsequent offsetting sale, or purchase, of the contract. The balance of the brokerage charge not paid out to other parties is retained by the general partner as payment for its services to Grant Park.

Grant Park pays the general partner the brokerage charge, which is based on a fixed percentage of net assets, regardless of whether actual transaction costs were less than or exceeded this fixed percentage or whether the number of trades significantly increases. Assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, it is estimated that the brokerage charge would equate to round-turn commissions of approximately $53.59, based on the average trading activity of the six trading advisors for the last three calendar years and assuming allocations of net assets to the trading advisors as follows: 23% to Rabar; 23% to EMC; 7% to ETC; 25% to Graham; 13% to Winton; and 9% to Saxon.

The clearing brokers are also paid by the general partner, out of its brokerage charge, an average of between approximately $5.00 and $10.00 dollars per round turn transaction entered into by Grant Park. This round turn commission includes all clearing, exchange and NFA fees.

From August 1, 2003 to December 31, 2004, Grant Park paid the general partner a monthly brokerage charge equal to a rate of up to 8.1% annually of Grant Park’s month-end adjusted net assets. The charge amounted to $16,530,511 for the year ended December 31, 2004 and $1,421,649 for the five months ended December 31, 2003. Prior to August 1, 2003, Grant Park paid the general partner a management fee, accrued monthly and paid quarterly, equal to a rate of 2% annually of Grant Park’s month-end adjusted net assets. This fee equaled $221,750 during 2003.

The Guidelines for the Registration of Commodity Pool Programs developed by the North American Securities Administrators Association, Inc., or NASAA Guidelines, require that the brokerage charge payable by Grant Park will not be greater than (1) 80% of the published retail commission rate plus pit brokerage fees, or (2) 14% annually of Grant Park’s average net assets, including pit brokerage fees. Net assets for purposes of this limitation exclude assets not directly related to trading activity, if any. The general partner intends to operate Grant Park so as to comply with these limitations.

Additionally, all expenses incurred in connection with the organization and the ongoing offering of the units are paid by the general partner and then reimbursed to the general partner by Grant Park. The limited partnership agreement provides that Grant Park shall be entitled to reimbursement for organization and offering expenses at a rate of up to 1.0% per annum, computed monthly, of which up to 10% of such amount is reimbursable by Class A and 90% is reimbursable by Class B. Effective April 1, 2004, Class A units bear organization and offering expenses at an annual rate of 20 basis points (0.20%) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets. Class B units bear these expenses at an annual rate of 90 basis points (0.90%) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted net assets. In no event, however, will the reimbursement from Grant

Park to the general partner exceed 1.0% per annum of the average month-end net assets of Grant Park. The general partner has the discretion to change the amounts assessed to each class for organization and offering expenses, provided the amounts do not exceed the limits set forth in the limited partnership agreement. In its discretion, the general partner may require Grant Park to reimburse the general partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by Grant Park in any calendar year will not exceed the overall limits set forth above.

The NASAA Guidelines require that the organization and offering expenses of Grant Park will not exceed 15% of the total subscriptions accepted. The general partner, and not Grant Park, will be responsible for any expenses in excess of that limitation. Since the general partner has agreed to limit Grant Park’s responsibility for these expenses to a total of 1% per annum of Grant Park’s average month-end net assets, the general partner does not expect the NASAA Guidelines limit of 15% of total subscriptions to be reached.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Grant Park has no officers or directors. Its affairs are managed by its general partner, Dearborn Capital Management, L.L.C. Set forth in the table below is information regarding the beneficial ownership of the officers of Grant Park’s general partner in Grant Park as of March 1, 2005.

Name	Number of Class A Limited Partnership Units		Number of General Partnership Units		Percentage of Outstanding Class A Limited Partnership Units	Percentage of General Partnership Units
Dearborn Capital Management, L.L.C.	2,432.524		270.280		3.84%	100.00%
David M. Kavanagh	2,432.524	(1)	270.280	(1)	3.84%	100.00%
Margaret E. Manning	33.644		—		0.05%	—
Maureen O’Rourke	—		—		—	—

(1)	Represents units directly held by Dearborn Capital Management, L.L.C., the general partner of Grant Park. The managing member of Dearborn Capital Management, L.L.C. is Dearborn Capital Management Ltd. Mr. Kavanagh is the sole shareholder of Dearborn Capital Management Ltd.

Grant Park has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 11, “Executive Compensation” and Item 12, “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to Grant Park for professional audit services provided by McGladrey & Pullen, LLP, Grant Park’s independent accountants, for the audit of Grant Park’s annual financial statements for the years ended December 31, 2004 and 2003, and fees billed for other professional services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an affiliate of McGladrey & Pullen, LLP) during those years.

Fee Category	2004	2003
Audit Fees(1)	$216,800	$151,431
Audit-Related Fees	—	—
Tax Fees(2)	30,000	5,360
All Other Fees	—	—

Total Fees	$246,800	$156,791

(1)	Audit fees consist of fees for professional services rendered for the audit of Grant Park’s financial statements and review of financial statements included in Grant Park’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Tax fees consist of compliance fees for the preparation of original tax returns.

The Audit Committee of Grant Park’s general partner, Dearborn Capital Management, L.L.C., pre-approves all audit and permitted non-audit services of Grant Park’s independent accountants, including all engagement fees and terms. The Audit Committee of Dearborn approved all the services provided by McGladrey & Pullen during 2004 to Grant Park described above. The Audit Committee has determined that the payments made to McGladrey for these services during 2004 and 2003 are compatible with maintaining that firm’s independence.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	See Financial Statements beginning on page F-1 hereof.

(2)	Schedules:

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number		Description of Document
3.1	(1)	Third Amended and Restated Limited Partnership Agreement of the Registrant.

3.2	(2)	Certificate of Limited Partnership of the Registrant.

10.1	(2)	First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Rabar Market Research, Inc.

10.2	(2)	First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and EMC Capital Management, Inc.

10.3	(2)	First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Eckhardt Trading Company.

10.4	(2)	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Graham Capital Management, L.P.

10.5	(3)	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Winton Capital Management Limited.

10.6	(3)	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Saxon Investment Corporation.

10.7	(4)	Subscription Agreement and Power of Attorney.

10.8	(5)	Request for Redemption Form.

24.1		Power of Attorney (included on signature page).

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit Number	Description of Document

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Included as Appendix A to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338) and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-119338) and incorporated herein by reference.
(4)	Included as Appendix B to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338)
(5)	Included as Appendix D to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338)

INDEX TO FINANCIAL STATEMENTS

Grant Park Futures Fund Limited Partnership

Report of Independent Registered Public Accounting Firm	F-2

Statements of Financial Condition as of December 31, 2004 and 2003	F-3

Condensed Schedule of Investments as of December 31, 2004	F-4

Condensed Schedule of Investments as of December 31, 2003	F-5

Statements of Operations for the years ended December 31, 2004, 2003 and 2002	F-6

Statements of Changes in Partners’ Capital for the years ended December 31, 2004, 2003 and 2002	F-7

Notes to Financial Statements	F-8

Dearborn Capital Management, L.L.C.

Report of Independent Registered Public Accounting Firm	F-14

Statement of Financial Condition as of December 31, 2004	F-15

Notes to Statement of Financial Condition	F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Grant Park Futures Fund Limited Partnership

Chicago, Illinois

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Grant Park Futures Fund Limited Partnership as of December 31, 2004 and 2003, and the related statements of operations and changes in partners’ capital for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grant Park Futures Fund Limited Partnership as of December 31, 2004 and 2003, and the results of its operations for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/    McGladrey & Pullen, LLP

Chicago, Illinois

February 23, 2005

McGladrey & Pullen, LLP is a member firm of RSM International—

an affiliation of separate and independent legal entities.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

STATEMENTS OF FINANCIAL CONDITION

December 31, 2004 and 2003

	2004	2003
Assets
Equity in brokers’ trading accounts:
U.S. Government securities, at market value	$57,437,059	$7,494,683
Cash	943,051	5,815,172
Unrealized gain on open contracts, net	4,511,895	5,563,659

Deposits with broker	62,892,005	18,873,514
Cash and cash equivalents	240,897,745	68,985,354
Interest receivable	842,052	2,872

Total assets	$304,631,802	$87,861,740

Liabilities and Partners’ Capital
Liabilities
Brokerage commission payable	$1,813,714	$436,522
Accrued incentive fees	1,529,181	1,140,443
Organization and offering costs payable	178,827	28,975
Accrued operating expenses	85,541	43,353
Other accrued expenses	—	96,469
Pending partner additions	9,831,841	18,295,637
Redemptions payable	1,538,667	402,295

Total liabilities	14,977,771	20,443,694

Partners’ Capital
General Partner (units outstanding December 31, 2004—2,512.60, December 31, 2003—707.62)	2,772,714	844,919
Limited Partners
Class A (units outstanding December 31, 2004—60,634.01, December 31, 2003—27,275.54 )	66,911,179	32,567,704
Class B (units outstanding December 31, 2004—223,055.67, December 31, 2003—31,586.19 )	219,970,138	34,005,423

Total partners’ capital	289,654,031	67,418,046

Total liabilities and partners’ capital	$304,631,802	$87,861,740

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2004

	Unrealized gain/(loss) on open long contracts	Unrealized gain/(loss) on open short contracts	Net unrealized gain/(loss) on open contracts
Futures Contracts *
U.S. Futures Positions:
Currencies	$684,199	$2,981	$687,180
Energy	—	453,758	453,758
Grains	13,245	(90,050)	(76,805)
Interest rates	(71,700)	186,450	114,750
Meats	113,140	—	113,140
Metals	(603,600)	48,505	(555,095)
Soft commodities	1,408,061	(58,098)	1,349,963
Stock indices	2,205,125	(12,170)	2,192,955

Total U.S. Futures Positions	3,748,470	531,376	4,279,846
Foreign Futures Positions:
Energy	187	66,220	66,407
Interest rates	419,624	(4,782)	414,842
Metals	2,036,320	(1,447,590)	588,730
Soft commodities	—	3,396	3,396
Stock indices	2,707,305	—	2,707,305

Total Foreign Futures Positions	5,163,436	(1,382,756)	3,780,680

Total Futures Contracts	$8,911,906	$(851,380)	$8,060,526

Forward Contracts, *
Currencies	$2,755,856	$(6,304,487)	$(3,548,631)

*	No futures and forward contract positions constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration date are not presented.

U.S. Government Securities:

Face Value	Value	Percent of Partners’ Capital
$57,516,000 U.S. Treasury Bills, January 27, 2005	$57,437,059	18.8%

Total U.S. Government Securities (cost $57,444,344)	$57,437,059

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2003

	Expiration dates	No. of contracts		Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
		Long	Short
Futures Contracts
U.S. Futures Positions:
Currencies				$492,319	0.7%	$(67,674)	(0.1)%	$424,645	0.6%
Energy				(141,842)	(0.2)%	—	*	(141,842)	(0.2)%
Grains				91,733	0.1%	—	*	91,733	0.1%
Interest rates				47,864	0.1%	—	*	47,864	0.1%
Meats				—	*	1,520	*	1,520	*
Metals				892,100	1.3%	—	*	892,100	1.3%
Soft commodities				7,387	*	4,697	*	12,084	*
Stock indices				529,577	0.8%	181,080	0.3%	710,657	1.1%

Total U.S. Futures Positions				1,919,138		119,623		2,038,761
Foreign Futures Positions:
Energy				22,375	*	—	*	22,375	*
Interest rates				205,525	0.3%	(40,589)	(0.1)%	164,936	0.2%
Metals:
Nickel	01/04 – 03/04	54	14	1,166,825	1.7%	(310,426)	(0.1)%	856,399	1.6%
Other metals				769,188	1.1%	(207,925)	(0.3)%	561,263	0.8%
Soft commodities				—	*	4,077	*	4,077	*
Stock indices				459,768	0.7%	(773)	*	458,995	0.7%

Total Foreign Futures Positions				2,623,681		(555,636)		2,068,045

Total Futures Contracts				$4,542,819		$(436,013)		$4,106,806

Forward Contracts
British Pounds	03/04			$683,371	1.0%	$(94,050)	(0.1)%	$589,321	0.9%
Other currencies				1,118,240	1.7%	(250,708)	(0.4)%	867,532	1.3%

Total Forward Contracts				$1,801,611		$(344,758)		$1,456,853

*	Percentage is less than 0.1% of partners’ capital.

U.S. Government Securities:

Face Value	Value	Percent of Partners’ Capital
$7,500,000 U.S. Treasury Bills, January 29, 2004	$7,494,683	11.1%

Total U.S. Government Securities (cost $7,481,450)	$7,494,683

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Income
Trading gains (losses)
Realized	$5,332,965	$5,526,575	$2,460,796
Change in unrealized	(1,051,764)	4,622,586	510,668

Gains from trading	4,281,201	10,149,161	2,971,464
Interest income	3,005,585	247,863	173,351

Total income	7,286,786	10,397,024	3,144,815

Expenses
Brokerage commission	16,530,511	1,421,649	—
Commissions	—	274,784	439,731
Management fees	—	427,893	478,624
Incentive fees	3,764,107	1,585,258	269,870
Operating expenses	700,616	370,911	168,385

Total expenses	20,995,234	4,080,495	1,356,610

Net income (loss)	$(13,708,448)	$6,316,529	$1,788,205

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

Years Ended December 31, 2004, 2003 and 2002

			Limited Partners		Limited Partners
	General Partner		Class A		Class B
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Partners’ capital, December 31, 2001	—	$686,975	—	$10,880,100	—	$—	$11,567,075
Contributions	—	—	—	2,546,373	—	—	2,546,373
Redemptions	—	—	—	(1,295,694)	—	—	(1,295,694)
Net income	—	110,340	—	1,677,865	—	—	1,788,205

Partners’ capital, December 31, 2002	*	797,315	*	13,808,644	—	—	14,605,959
Contributions, January 1 through March 31	*	—	*	4,161,878	—	—	4,161,878
Redemptions, January 1 through March 31	*	(200,000)	*	(20,000)	—	—	(220,000)
Contributions, April 1 through December 31	101.16	115,000	10,348.32	11,558,797	31,586.19	31,996,685	43,670,482
Redemptions, April 1 through December 31	—	—	(912.25)	(1,048,041)	—	—	(1,048,041)
Offering costs	—	—	—	(11,584)	—	(57,177)	(68,761)
Net income	—	132,604	—	4,118,010	—	2,065,915	6,316,529

Partners’ capital, December 31, 2003	707.62	844,919	27,275.54	32,567,704	31,586.19	34,005,423	67,418,046
Contributions	1,804.98	2,022,500	39,552.87	45,844,665	195,825.69	200,180,244	248,047,409
Redemptions	—	—	(6,194.40)	(6,567,208)	(4,356.21)	(4,091,833)	(10,659,041)
Offering costs	—	—	—	(103,680)	—	(1,340,255)	(1,443,935)
Net loss	—	(94,705)	—	(4,830,302)	—	(8,783,441)	(13,708,448)

Partners’ capital, December 31, 2004	2,512.60	$2,772,714	60,634.01	$66,911,179	223,055.67	$219,970,138	$289,654,031

Net asset value per unit at April 1, 2003 for Class A Units and at August 1, 2003 for Class B Units				$1,000.00		$1,000.00

Increase in net asset value per unit for the period April 1 to December 31, 2003 for Class A units and for the period August 1 to December 31, 2003 for Class B units				194.03		76.59

Net asset value per unit at December 31, 2003				1,194.03		1,076.59

Decrease in net asset value per unit for the year ended December 31, 2004				(90.50)		(90.42)

Net asset value per unit at December 31, 2004				$1,103.53		$986.17

*	The Partnership converted its “Interests” to units effective April 1, 2003, with all existing Limited Partners at that date converting to Class A Units. The financial results are presented on a unitized basis from that date.

Converted units at April 2003:
General Partner	606.46
Limited Partner Class A	17,839.47

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business: Grant Park Futures Fund Limited Partnership (the “Partnership”) was organized as a limited partnership in Illinois in August 1988 and will continue until December 31, 2027, unless sooner terminated as provided for in the Limited Partnership Agreement. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of futures commission merchants (“FCMs”) and interbank and other market makers through which the Partnership trades. Effective June 30, 2003, the Partnership became registered with the Securities and Exchange Commission (“SEC”), accordingly, as a registrant, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934.

The Partnership is a multi-advisor pool that carries out its purpose through trading by independent professional commodity trading advisors retained by the General Partner and the Partnership. Through these trading advisors, the Partnership’s business is to trade, buy, sell, margin or otherwise acquire, hold or dispose of futures and forward contracts for commodities, financial instruments or currencies, any rights pertaining thereto and any options thereon, or on physical commodities. The Partnership may also engage in hedge, arbitrage and cash trading of commodities and futures.

The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102, Statements of Cash Flows—Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

Offerings of securities and use of proceeds: On June 30, 2003, the Securities and Exchange Commission declared effective the Partnership’s Registration Statement on Form S-1 (Reg. No. 333-104317), pursuant to which the Partnership registered for public offering $20,000,000 in aggregate amount of Class A Limited Partnership Units and $180,000,000 in aggregate amount of Class B Limited Partnership Units. Also as of June 30, 2003, the Partnership adopted the Third Amended and Restated Limited Partnership Agreement. The Partnership subsequently registered up to an additional $200 million in aggregate of Class A and Class B units for sale on a Registration Statement on Form S-1 (File No. 333-113297) on March 30, 2004, and an additional $700 million in aggregate of Class A and Class B units for sale on a Registration Statement on Form S-1 (File No. 333-119338) on December 1, 2004 (the “Registration Statement”).

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

Through February 28, 2003, the Partnership issued and sold limited partnership interests in an offering exempt under the Securities Act of 1933, as amended (the Securities Act) pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. Similar reliance was placed on available exemptions from securities qualification requirements under applicable state securities laws. The recipients of securities in such offerings made representations as to their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, as to their ability to hold such securities indefinitely and generally, as to their qualification as accredited investors under the Securities Act and Regulation D promulgated thereunder. Further, such securities were restricted as to their transferability.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS—(Continued)

Significant accounting policies are as follows:

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

Revenue recognition: Futures, options on futures, and forward contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the Financial Accounting Standards Board Interpretation No. 39—“Offsetting of Amounts Related to Certain Contracts.” Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Market value of exchange-traded contracts is based upon exchange settlement prices. Market value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.

Income taxes: No provision for income taxes has been made in these financial statements as each partner is individually responsible for reporting income or loss based on its respective share of the Partnership’s income and expenses as reported for income tax purposes. For the years ended December 31, 2003 and 2002, the Partnership was subject to an Illinois replacement tax of 1.5 percent of taxable income related to those limited partners who are not otherwise subject to the tax. For the years ended December 31, 2003 and 2002, this tax has been included in operating expenses on the statement of operations.

Organization and offering costs: All expenses incurred in connection with the organization and the initial and ongoing public offering of partnership interests are paid by Dearborn Capital Management, L.L.C. (“General Partner”) and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. Effective April 1, 2004, Class A units bear organization and offering expenses at an annual rate of 20 basis points (0.20 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets. Class B units bear these expenses at an annual rate of 90 basis points (0.90 percent) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted assets. “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses will be charged against partners’ capital at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organization expenses will be expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At December 31, 2004, the amount of unreimbursed organization and offering costs incurred by the General Partner are $575,799.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS—(Continued)

Foreign Currency Transactions: The Partnership’s functional currency is the U.S. dollar, however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

NOTE 2.	GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

The General Partner shall at all times, so long as it remains a general partner of the Partnership, own Units in the Partnership: (i) in an amount sufficient, in the opinion of counsel for the Partnership, for the Partnership to be taxed as a partnership rather than as an association taxable as a corporation; and (ii) during such time as the Units are registered for sale to the public, in an amount at least equal to the greater of: (a) 1 percent of all capital contributions of all Partners to the Partnership; or (b) $25,000; or such other amount satisfying the requirements then imposed by the North American Securities Administrators Association, Inc. (NASAA) Guidelines. Further, during such time as the Units are registered for sale to the public, the General Partner shall, so long as it remains a general partner of the Partnership, maintain a net worth (as such term may be defined in the NASAA Guidelines) at least equal to the greater of: (i) 5 percent of the total capital contributions of all partners and all limited partnerships to which it is a general partner (including the Partnership) plus 5 percent of the Units being offered for sale in the Partnership; or (ii) $50,000; or such other amount satisfying the requirements then imposed by the NASAA Guidelines. In no event, however, shall the General Partner be required to maintain a net worth in excess of $1,000,000 or such other maximum amount satisfying the requirements then imposed by the NASAA Guidelines.

Effective June 1, 2003, 10 percent of the General Partner limited partnership interest in the Grant Park Futures Fund Limited Partnership is characterized as a general partnership interest. Notwithstanding, the general partnership interest will continue to pay all fees associated with a limited partnership interest.

Effective August 1, 2003, the Partnership pays the General Partner a brokerage commission of up to 8.1 percent per annum of the Partnership net assets, as defined. The charge, which is accrued monthly, amounted to $16,530,511 and $1,421,649 for the year ended December 31, 2004 and the five months ended December 31, 2003, respectively. From the 8.1 percent brokerage commission, a portion is used to compensate selling agents for ongoing services, a portion is paid to outside trading advisors and a portion is retained by the General Partner for management services rendered. The components of the brokerage commission are as follows:

	For the Year Ended
	2004	2003
	(Unaudited)
Fees paid to the General Partner and its selling agents	$10,191,395	$893,893
Management fees paid to commodity trading advisors	3,277,508	289,974
Commissions paid clearing FCMs	3,061,608	237,782

Total	$16,530,511	$1,421,649

Effective November 1, 2004, the brokerage commission decreased to 7.75 percent per annum for Class A units and 8.0 percent per annum for Class B units.

Prior to August 1, 2003, and for the year ended December 31, 2002, brokerage commissions and other trading fees paid to clearing FCMs totaled $274,784 and $439,731, respectively and are included in commissions on the statements of operations.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS—(Continued)

Prior to August 1, 2003, the Partnership paid the General Partner a management fee of 2 percent per annum of the Partnership net assets, as defined. This fee, which was accrued monthly and paid quarterly, amounted to $221,750 and $245,615 for the seven months ended July 31, 2003, and the year ended December 31, 2002, respectively.

NOTE 3.	COMMODITY TRADING ADVISORS

The Partnership has entered into advisory contracts with Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Co., Graham Capital Management, L.P., Winton Capital Management Limited and Saxon Investment Corporation to act as the Partnership’s commodity trading advisors (the “Advisors”). The Advisors are paid a management fee ranging from 0 percent to 2 percent per annum of the Partnership’s month-end allocated net assets that as of August 1, 2003, is included in the brokerage commission paid to the General Partner (Note 2).

Prior to August 1, 2003, the Advisors received directly from the Partnership a quarterly management fee ranging from 1 percent to 2.5 percent per annum of the Partnership’s month-end allocated net assets, which amounted to fees of $206,143 and $233,009 for the seven months ended July 31, 2003, and the year ended December 31, 2002, respectively.

Additionally, the Advisors receive a quarterly incentive fee ranging from 20 percent to 24 percent of the new trading profits on the allocated net assets of the Advisor, which amounted to fees of $3,764,107, $1,585,258 and $269,870 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 4.	REDEMPTIONS

Limited Partners have the right to redeem Interests as of any month-end upon ten (10) days’ prior written notice to the Partnership. The General Partner, however, may permit earlier redemptions in its discretion. There are no redemption fees applicable to Class A Limited Partners or to Class B Limited Partners who redeem their units on or after the one-year anniversary of their subscription. Class B Limited Partners who redeem their units prior to the one-year anniversary of their subscriptions will pay the applicable early redemption fee. Redemptions will be made on the last day of the month for an amount equal to the net asset value per unit, as defined, represented by the interests to be redeemed.

In addition, the General Partner may at any time cause the redemption of all or a portion of any Limited Partner’s Interests upon 15 days written notice. The General Partner may also immediately redeem any Limited Partner’s Interests without notice if the General Partner believes that (i) the redemption is necessary to avoid having the assets of the Partnership deemed Plan Assets under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), (ii) the Limited Partner made a misrepresentation in connection with its subscription for the Interests, or (iii) the redemption is necessary to avoid a violation of law by the Partnership or any Partner.

NOTE 5.	FINANCIAL HIGHLIGHTS

The following financial highlights reflect activity related to the limited partners. Total return is based on the change in value during the period of a theoretical investment made at the beginning of each calendar month during the year. Individual investor’s ratios may vary from these ratios based on various factors, including and among others, the timing of capital transactions.

	2004	2003	2002
Total return—Class A Units**	(7.58)%	20.03%	15.25%
Total return—Class B Units**	(8.40)%	7.66%	N/A
Ratios as a percentage of average net assets:
Interest income *	1.62%	1.02%	1.45%
Expenses *	11.34%	16.84%	11.39%

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS—(Continued)

The interest income and total expense ratios above are computed based upon the weighted average net assets of the limited partners for the years ended December 31, 2004, 2003 and 2002.

The following per unit performance calculations reflect activity related to the limited partners.

	Class A Units	Class B Units
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period **	$1,000.00	$1,000.00
Income (loss) from operations:
Net realized and change in unrealized gain from trading	2,350.19	1,235.55
Expenses net of interest income	(2,146.67)	(1,101.92)

Total income (loss) from operations	204.52	132.63
Organization and offering costs	(10.49)	(56.04)

Net asset value per unit at December 31, 2003	1,194.03	1,076.59

Income (loss) from operations:
Net realized and change in unrealized gain from trading	12.91	7.98
Expenses net of interest income	(101.35)	(89.13)

Total income (loss) from operations	(88.44)	(81.15)
Organization and offering costs	(2.06)	(9.27)

Net asset value per unit at December 31, 2004	$1,103.53	$986.17

*	Expenses net of interest income per unit and organization and offering costs per unit are calculated by dividing the expenses net of interest income and organization and offering costs by the average number of units outstanding during the period. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
**	The Partnership converted its “interests” to units effective April 1, 2003, with all existing Limited Partners at that date converting to Class A Units. Class B Units began trading August 1, 2003.

NOTE 6.	TRADING ACTIVITIES AND RELATED RISKS

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

Net trading results from derivatives for the years ended December 31, 2004, 2003 and 2002, are reflected in the statements of operations. Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contract, and forward contracts.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In addition to market risk, in entering into commodity interest contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Partnership. The counterparty for futures and options on futures contracts traded in the United States and on most non-U.S. futures exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk.

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

The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Contracts (non-exchange-traded)		Total
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Gross unrealized gains	$13,828,695	$5,261,756	$4,966,513	$2,057,060	$18,795,208	$7,318,816
Gross unrealized (losses)	(5,768,169)	(1,154,950)	(8,515,144)	(600,207)	(14,283,313)	(1,755,157)

Net unrealized gain (loss)	$8,060,526	$4,106,806	$(3,548,631)	$1,456,853	$4,511,895	$5,563,659

The General Partner has established procedures to actively monitor and minimize market and credit risks. The limited partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

NOTE 7.	SUBSEQUENT EVENT

From January 1, 2005 to February 23, 2005, there were contributions and redemptions totaling approximately $16,452,000 and $2,175,000, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members

Dearborn Capital Management, L.L.C.

Chicago, Illinois

We have audited the accompanying statement of financial condition of Dearborn Capital Management, L.L.C. as of December 31, 2004. This statement of financial condition is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of financial condition is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement of financial condition. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement of financial condition presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the statement of financial condition referred to above presents fairly, in all material respects, the financial position of Dearborn Capital Management, L.L.C. as of December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/    McGladrey & Pullen, LLP

Chicago, Illinois

February 23, 2005

DEARBORN CAPITAL MANAGEMENT, L.L.C.

STATEMENT OF FINANCIAL CONDITION

December 31, 2004

Assets
Cash and cash equivalents	$4,103,152
Receivables:
Grant Park Futures Fund Limited Partnership	1,910,121
Advisory and performance fees	53,443
Other	15,885
Investments:
Grant Park Futures Fund Limited Partnership	2,872,714
Other, at fair value	103,587
Prepaid expenses	3,111,837
Office equipment, net of accumulated depreciation of $52,051	26,095
Other	81,500

Total assets	$12,278,334

Liabilities and Members’ Equity
Liabilities
Note payable	$4,157,000
Accounts payable, accrued expenses and other liabilities	2,518,314

6,675,314
Member’s equity	5,603,020

Total liabilities and members’ equity	$12,278,334

The accompanying notes are an integral part of this statement of financial condition.

DEARBORN CAPITAL MANAGEMENT, L.L.C.

NOTES TO STATEMENT OF FINANCIAL CONDITION

NOTE 1.	NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Dearborn Capital Management, L.L.C. (the “Company”) was organized as a limited liability company in Illinois in January 1996 and will continue until December 31, 2045, unless sooner terminated as provided for in the Operating Agreement. The Company is registered as a Commodity Pool Operator (“CPO”) and a Commodity Trading Advisor (“CTA”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). The Company conducts an investment management business and acts as the General Partner for Grant Park Futures Fund Limited Partnership (the “Partnership”).

Significant accounting policies are as follows:

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

Cash and cash equivalents: Cash and cash equivalents include cash, overnight investments and short-term investments in interest-bearing demand deposits with banks and cash managers with maturities of three months or less. The Company maintains deposits with high quality financial institutions in amounts that are in excess of federally insured limits; however, the Company does not believe it is exposed to any significant credit risk.

Investments: The Company accounts for its investment in the Partnership using the equity method of accounting, whereby the investment in the Partnership is adjusted for the Company’s proportionate share of the Partnership’s results of operations.

The Company values securities that are listed on a securities exchange at their last sale price on the date of determination or, if no sales occurred on that date, at the mean between the last closing “bid” and “asked” prices on that date. For securities that are not listed on a securities exchange, they are valued at their last closing bid prices for long positions and their last closing asked prices for short positions on the date of determination. In the absence of quoted values or when quoted values are not deemed to be representative of market values, investments are valued at fair value as determined in good faith by the Company.

Income taxes: No provision for income taxes has been made in these financial statements as each member is individually responsible for reporting income or loss based on its respective share of the Company’s income and expenses.

NOTE 2.	INVESTMENTS

The Company as General Partner of the Partnership has an investment in the Partnership as recorded on the statement of financial condition. The Company has committed to maintaining an investment in the Partnership equal to at least the greater of (1) 1 percent of all capital contributions of all limited partners in the Partnership or (2) $25,000, during any time that units in the Partnership are publicly offered for sale. Further, during such time as the units of the Partnership are registered for sale to the public, the Company shall, so long as it remains a General Partner of the Partnership, maintain a net worth at least equal to the greater of 5 per cent of the total capital contributions of all partners and all limited partnerships to which it is a General Partner (including the Partnership) plus 5 per cent of the units being offered for sale in the Partnership or $50,000. In no event shall the Company be required to maintain a net worth in excess of $1,000,000.

DEARBORN CAPITAL MANAGEMENT, L.L.C.

NOTES TO STATEMENT OF FINANCIAL CONDITION—(Continued)

At December 31, 2004, other investments (recorded at fair value) consist of the following:

Private equity investment	$50,000
Note receivable	50,000
Equity securities	3,587

$103,587

The note receivable is stated at the unpaid principal balance. Interest on the note of 18 percent annually is recognized over the term of the loan using the interest method, with the maturity date on February 28, 2010. The accrual of interest on the note is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due.

NOTE 3.	RECEIVABLE FROM GRANT PARK FUTURES FUND LIMITED PARTNERSHIP AND PREPAID EXPENSES

Effective August 1, 2003, the Partnership pays the Company a brokerage commission of up to 8.1 percent per annum of the Partnership net assets. Effective April 1, 2004, the brokerage commission decreased to 7.9 percent per annum for Class A units and remained at 8.1 percent per annum for Class B units, and effective November 1, 2004, the brokerage commission decreased to 7.75 percent per annum for Class A units and 8.0 percent per annum for Class B units. If such commissions and fees exceed the brokerage commission limit in any one year, the Company will bear the excess amount. In its discretion, the Company may require that the Partnership reimburse the Company. The remaining amount is for commissions to certain selling agents as compensation for selling interests of the Partnership, fees to the Partnership’s commodity trading advisors, and a management fee retained by the Company.

Selling Agents: The Company pays, on behalf of the Partnership, commissions charged by certain selling agents equal to 2 percent to 2.5 percent annually of the Partnership’s Class A unit interests. At December 31, 2004, the Company has a receivable from the Partnership and an offsetting payable due to selling agents in the amount of $112,134. The receivable and payable are included in receivable from Grant Park Futures Fund Limited Partnership and accounts payable, accrued expenses and other liabilities, respectively, on the statement of financial condition.

The Company pays, on behalf of the Partnership, a 3.5 percent up-front commission to certain selling agents for the Partnership’s Class B-Unit interests. At December 31, 2004, the Company had advanced commissions for Class B interests totaling $2,536,038, which is included in prepaid expenses on the statement of financial condition. The Company has a receivable from the Partnership included in receivable from Grant Park Futures Fund Limited Partnership on the statement of financial condition of $644,979 for December 2004 commissions.

Commodity Trading Advisors: The Company pays, on behalf of the Partnership, management fees to the Partnership’s commodity trading advisors. The Company receives the management fees from the Partnership on a monthly basis and pays such amounts due to the commodity trading advisors on a quarterly basis. At December 31, 2004, the Company has a receivable from the Partnership of $357,636 included in receivable from Grant Park Futures Fund Limited Partnership on the statement of financial condition, and a payable of $1,032,211 due to the commodity trading advisors. The payable is included in accounts payable, accrued expenses and other liabilities on the statement of financial condition.

Management Fees paid to Company: At December 31, 2004, the Company has a management fee receivable for the remainder of the brokerage commission charge of $531,004 included in receivable from Grant Park Futures Fund Limited Partnership on the statement of financial condition.

DEARBORN CAPITAL MANAGEMENT, L.L.C.

NOTES TO STATEMENT OF FINANCIAL CONDITION—(Continued)

At December 31, 2004, the receivable from Grant Park Futures Fund Limited Partnership and prepaid expenses consist of the following:

Receivable from Grant Park Futures Fund Limited Partnership:
Selling Agents—Class A Unit Interests	$112,134
Selling Agents—Class B Unit Interests	644,979
Commodity Trading Advisors	357,636
Management fees paid to Company	531,004

Total brokerage commission receivable	1,645,753
Organization and offering costs receivable	178,827
Operating expenses	85,541

Total receivable from Grant Park Futures Fund Limited Partnership	$1,910,121

Prepaid expenses:
Class B selling commissions	$2,536,038
Organization and offering costs	575,799

Total prepaid expenses	$3,111,837

Organization and Offering Costs: All expenses incurred in connection with the organization and the initial and ongoing public offering of partnership interests will be paid by the Company on behalf of the Partnership, and reimbursed to the Company by the Partnership. This reimbursement is made monthly. Effective April 1, 2004, Class A units bear organization and offering expenses at an annual rate of 20 basis points (0.20 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets. Class B units bear these expenses at an annual rate of 90 basis points (0.90 percent) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted assets. “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions. In its discretion, the Company may require the Partnership to reimburse the Company in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit.

The reimbursement for organization and offering cost is made on a monthly basis. At December 31, 2004, the Company has organization and offering costs receivable from the Partnership of $178,827 included in receivable from Grant Park Futures Fund Limited Partnership on the statement of financial condition.

At December 31, 2004, the Company has organization and offering expenses incurred on behalf of the Partnership not yet reimbursed of $575,799 included in prepaid expenses on the statement of financial condition. This amount is carried on the Company’s books as an asset due to the probable future economic benefit to be obtained from the eventual receipt from the Partnership of these reimbursements even though the Partnership is not liable for this amount at December 31, 2004. The Company recognizes an amount due from the Partnership each month as a receivable which reduces the balance remaining as a prepaid expense. The Company analyzes the value of the remaining prepaid expenses on its statement of financial condition on a quarterly basis to ensure that the carrying value is an accurate estimate of what the Company can expect to receive over time, and expenses any excess.

Operating Expenses: Effective August 1, 2003, all ongoing operating expenses, such as legal, audit, internal control attestation, administrative costs, expense of preparing and filing required periodic reports with the Securities and Exchange Commission (“SEC”), transfer agent fees, printing and postage will be paid by the Company on behalf of the Partnership and reimbursed to the Company by the Partnership. This reimbursement

DEARBORN CAPITAL MANAGEMENT, L.L.C.

NOTES TO STATEMENT OF FINANCIAL CONDITION—(Continued)

will be made monthly. In no event, however, will the monthly reimbursement from the Partnership to the Company exceed 0.0625 percent or 0.75 percent annually, of the net asset value of the Partnership. On April 1, 2004, this monthly reimbursement was reduced to 0.029 percent, or 0.35 percent annually of the net asset value of the Partnership. The Company will bear any the excess amount. In its discretion, the Company may require the Partnership to reimburse the Company in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. To the extent operating expenses are less than 0.35 percent of the Partnership’s average net assets during the year, the difference will be reimbursed pro rata to recordholders as of December 31 of each year. The Company has received reimbursements from the Partnership totaling $906,945 for the year ended December 31, 2004. At December 31, 2004, the Company has operating expenses receivable from the Partnership of $85,541, included in receivable from Grant Park Futures Fund Limited Partnership on the statement of financial condition.

NOTE 4.	ADVISORY AND PERFORMANCE FEES RECEIVABLE

The Company has entered into agreements with certain of its trading advisors whereby the Company earns a portion of fees earned by the trading advisors on certain accounts that have been previously introduced by the Company. These accounts introduced do not include the Partnership. At December 31, 2004, the Company has a receivable from certain commodity trading advisors of $25,012 related to the agreements.

The Company is a Co-Investment Advisor to Wimbledon Dearborn Alternative Investment Fund (“Wimbledon”). The Investment Advisors receive an annual advisor and distribution fee equal to 2 percent of Wimbledon’s net assets, payable quarterly in arrears, of which the Company receives 50 percent of the fee. At December 31, 2004, the Company has a management fee receivable from Wimbledon of $28,430 and related selling agent fees payable of $14,303, which is included in accounts payable, accrued expenses and other liabilities.

NOTE 5.	BANK BORROWING

The Company has entered into an agreement with a bank for a credit facility up to a maximum amount of $7 million. Amounts can be borrowed in multiple advances; however, the aggregate amount of such advances cannot exceed the maximum amount. Loan amounts are due on demand, no later than March 31, 2005, and bear interest at the prime rate (5.25 percent at December 31, 2004). Loans are collateralized by certain property of the Company, including receivables, investments and equipment. At December 31, 2004, the Company has an outstanding balance of $4,157,000.

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

The purchase and sale of futures and options on futures contracts require margin deposits with Futures Commission Merchants (“FCMs”). Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an

DEARBORN CAPITAL MANAGEMENT, L.L.C.

NOTES TO STATEMENT OF FINANCIAL CONDITION—(Continued)

FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

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

There are no open futures and forward contracts at December 31, 2004.

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

The Company is exposed to concentrations of credit risk. The Company maintains cash at a financial institution and in a trading account at a FCM. The total cash balance maintained at the financial institution is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per depositor, per bank. The Company had cash at December 31, 2004, that exceeded the balance insured by the FDIC. The Company trades only with those counterparties that it believes to be creditworthy. All positions of the Company are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Company. The Company monitors such credit risk at both the financial institution and the FCM and has not experienced any losses related to such risks to date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois on the 31st day of March, 2005.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

By:	Dearborn Capital Management, L.L.C.
its general partner

By:	/S/ DAVID M. KAVANAGH
David M. Kavanagh President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David M. Kavanagh and Maureen O’Rourke, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2005.

Signature	Title

/S/ DAVID M. KAVANAGH David M. Kavanagh	President (Principal Executive Officer)

/S/ MAUREEN O’ROURKE Maureen O’Rourke	Chief Financial Officer (Principal Financial and Accounting Officer)

II-1

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1	(1)	Third Amended and Restated Limited Partnership Agreement of the Registrant.

3.2	(2)	Certificate of Limited Partnership of the Registrant.

10.1	(2)	First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Rabar Market Research, Inc.

10.2	(2)	First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and EMC Capital Management, Inc.

10.3	(2)	First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Eckhardt Trading Company.

10.4	(2)	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Graham Capital Management, L.P.

10.5	(3)	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Winton Capital Management Limited.

10.6	(3)	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Saxon Investment Corporation.

10.7	(4)	Subscription Agreement and Power of Attorney.

10.8	(5)	Request for Redemption Form.

24.1		Power of Attorney (included on signature page).

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Included as Appendix A to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338) and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-119338) and incorporated herein by reference.
(4)	Included as Appendix B to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338).
(5)	Included as Appendix D to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338).

II-2