Form 10-Q
period 2005-03-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2005-05-16
CIK 845698

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

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2005

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

                     C/O DEARBORN CAPITAL MANAGEMENT, L.L.C.
                      555 WEST JACKSON BOULEVARD, SUITE 600
                             CHICAGO, ILLINOIS 60661
          (Address of principal executive offices, including zip code)

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

                          QUARTER ENDED MARCH 31, 2005

                                      INDEX


PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements                                                                                         1

               Statements of Financial Condition as of March 31, 2005 (unaudited)                                           1
                  and December 31, 2004 (audited)

               Condensed Schedule of Investments as of March 31, 2005 (unaudited)                                           2

               Condensed Schedule of Investments as of December 31, 2004 (audited)                                          3

               Statements of Operations for the three months ended March 31, 2005 and 2004 (unaudited)                      4

               Statements of Changes in Partners' Capital (Net Asset Value)                                                 5
                  for the three months ended March 31, 2005 (unaudited)

               Notes to Financial Statements (unaudited)                                                                    6

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                       13

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                  19

      Item 4.  Controls and Procedures                                                                                     23

PART II - OTHER INFORMATION                                                                                                23

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                                 23

      Item 6.  Exhibits                                                                                                    25

SIGNATURES                                                                                                                 26


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

STATEMENTS OF FINANCIAL CONDITION

                                                                             MARCH 31,            DECEMBER 31,
                                                                               2005                  2004
                                                                        --------------------  ------------------
                                                                            (UNAUDITED)
ASSETS

Equity in brokers' trading accounts:
   U.S. Government securities, at market value.................            $ 59,879,600          $ 57,437,059
   Cash (Margin)...............................................              (5,394,304)              943,051
   Unrealized gain on open contracts, net......................               7,366,099             4,511,895
                                                                           ------------          ------------
     Deposits with broker......................................              61,851,395            62,892,005

Cash and cash equivalents......................................             243,489,260           240,897,745
Interest receivable............................................                 734,906               842,052
                                                                           ------------          ------------
     TOTAL ASSETS..............................................            $306,075,561          $304,631,802
                                                                           ============          ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Brokerage commission payable................................            $  1,881,645          $  1,813,714
   Accrued incentive fees......................................                 671,156             1,529,181
   Organization and offering costs payable.....................                 184,897               178,827
   Accrued operating expenses..................................                  87,443                85,541
   Pending partner additions...................................               6,063,337             9,831,841
   Redemptions payable.........................................               3,477,524             1,538,667
                                                                           ------------          ------------
     TOTAL LIABILITIES.........................................              12,366,002            14,977,771
                                                                           ============          ============

Partners' Capital
   General Partner (2,702.81 and 2,512.60 units outstanding at
      March 31, 2005 and December 31, 2004, respectively)......               2,885,847             2,772,714
   Limited Partners
     Class A (59,673.15 and 60,634.01 units outstanding at
        March 31, 2005 and December 31, 2004, respectively)....              63,714,383            66,911,179
     Class B (238,587.31 and 223,055.67 units outstanding at
        March 31, 2005 and December 31, 2004, respectively)....             227,109,329           219,970,138
                                                                           ------------          ------------
        TOTAL PARTNERS' CAPITAL................................             293,709,559           289,654,031
                                                                           ------------          ------------

        TOTAL LIABILITIES AND PARTNERS' CAPITAL................            $306,075,561          $304,631,802
                                                                           ============          ============

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2005
(UNAUDITED)

                                                                                                            NET UNREALIZED
                                             UNREALIZED GAIN/(LOSS)       UNREALIZED GAIN/(LOSS)         GAIN/(LOSS) ON OPEN
                                             ON OPEN LONG CONTRACTS       ON OPEN SHORT CONTRACTS             CONTRACTS
                                             ----------------------       -----------------------        -------------------
FUTURES CONTRACTS *
U.S. Futures Positions:
   Currencies............................         $(2,222,550)                   $1,072,789                  $(1,149,761)
   Energy................................           1,478,352                         1,110                    1,479,462
   Grains................................           1,060,282                        (5,902)                   1,054,380
   Interest rates........................               3,227                     3,594,851                    3,598,078
   Meats.................................             (56,540)                       (6,870)                     (63,410)
   Metals................................              99,943                      (186,335)                     (86,392)
   Soft commodities......................           1,586,966                       (47,034)                   1,539,932
   Stock indices.........................            (102,725)                     (114,972)                    (217,697)
                                                  -----------                    ----------                  -----------
Total U.S. Futures Positions.............           1,846,955                     4,307,637                    6,154,592

Foreign Futures Positions:
   Energy................................             564,595                             -                      564,595
   Interest rates........................           1,644,696                     1,865,220                    3,509,916
   Metal.................................           1,064,853                      (166,956)                     897,897
   Soft commodities......................               5,898                        (3,710)                       2,188
   Stock indices.........................            (957,049)                      (44,747)                  (1,001,796)
                                                  -----------                    ----------                  -----------
Total Foreign Futures Positions..........           2,322,993                     1,649,807                    3,972,800
                                                  -----------                    ----------                  -----------
TOTAL FUTURES CONTRACTS..................         $ 4,169,948                    $5,957,444                  $10,127,392
                                                  ===========                    ==========                  ===========
FORWARD CONTRACTS, *
   Currencies............................         $(3,984,916)                   $1,223,623                  $(2,761,293)
                                                  ===========                    ==========                  ===========

TOTAL FUTURES AND FORWARD CONTRACTS......         $   185,032                    $7,181,067                  $ 7,366,099
                                                  ===========                    ==========                  ===========

------------------------------------

* No futures and forward contract positions constituted greater than 1 percent of partners' capital. Accordingly, the number of contracts and expiration dates are not presented.

U.S. Government Securities:

                                                                                              PERCENT OF
FACE VALUE                                                                VALUE            PARTNERS' CAPITAL
----------                                                             -----------         -----------------
$60,000,000      U.S. Treasury Bills, April 28, 2005                   $59,879,600              20.4%
                                                                       -----------
                Total U.S. Government Securities (cost $59,650,921)    $59,879,600
                                                                       ===========

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2004

                                                                                                   NET UNREALIZED
                                    ON OPEN LONG CONTRACTS       ON OPEN SHORT CONTRACTS             CONTRACTS
                                    ----------------------       -----------------------        -------------------
FUTURES CONTRACTS *
U.S. Futures Positions:
   Currencies..................            $   684,199                $     2,981                  $   687,180
   Energy......................                      -                    453,758                      453,758
   Grains......................                 13,245                    (90,050)                     (76,805)
   Interest rates..............                (71,700)                   186,450                      114,750
   Meats.......................                113,140                          -                      113,140
   Metals......................               (603,600)                    48,505                     (555,095)
   Soft commodities............              1,408,061                    (58,098)                   1,349,963
   Stock indices...............              2,205,125                    (12,170)                   2,192,955
                                           -----------                -----------                  -----------
Total U.S. Futures Positions...              3,748,470                    531,376                    4,279,846

Foreign Futures Positions:
   Energy......................                    187                     66,220                       66,407
   Interest rates..............                419,624                     (4,782)                     414,842
   Metals......................              2,036,320                 (1,447,590)                     588,730
   Soft commodities............                      -                      3,396                        3,396
   Stock indices...............              2,707,305                          -                    2,707,305
                                           -----------                -----------                  -----------
Total Foreign Futures
   Positions...................              5,163,436                 (1,382,756)                   3,780,680
                                           -----------                -----------                  -----------
TOTAL FUTURES CONTRACTS........            $ 8,911,906                $  (851,380)                 $ 8,060,526
                                           ===========                ===========                  ===========
FORWARD CONTRACTS, *
   Currencies..................            $ 2,755,856                $(6,304,487)                 $(3,548,631)
                                           ===========                ===========                  ===========
TOTAL FUTURES AND
   FORWARD CONTRACTS...........            $11,667,762                $(7,155,867)                 $ 4,511,895
                                           ===========                ===========                  ===========

------------------------------------
* No futures and forward contract positions constituted greater than 1 percent of partners' capital. Accordingly, the number of contracts and expiration dates are not presented.

U.S. Government Securities:

                                                                                              PERCENT OF
FACE VALUE                                                                VALUE            PARTNERS' CAPITAL
----------                                                             -----------         -----------------
$57,516,000     U.S. Treasury Bills, January 27, 2005                  $57,437,059              19.8%
                                                                       -----------
                Total U.S. Government Securities (cost $57,444,344)    $57,437,059
                                                                       ===========

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
                                                          THREE MONTHS ENDED
                                                             MARCH 31,
                                                   -----------------------------
                                                      2005              2004
                                                   -----------       -----------
                                                           (UNAUDITED)

INCOME.........................................
   Trading gains (losses)......................
     Realized..................................    $(7,352,581)      $ 9,811,263
     Change in unrealized......................      2,854,203           605,735
                                                   -----------       -----------
          Net gains/(losses) from trading......     (4,498,378)       10,416,998
   Interest income.............................      1,651,711           272,073
                                                   -----------       -----------
          TOTAL INCOME/(LOSS)..................     (2,846,667)       10,689,071
                                                   -----------       -----------
EXPENSES.......................................
   Brokerage commission........................      5,828,405         2,413,105
   Incentive fees..............................        671,156         1,706,724
   Operating expenses..........................        256,876           314,797
                                                   -----------       -----------
          TOTAL EXPENSES.......................      6,756,437         4,434,626
                                                   -----------       -----------
          NET INCOME/(LOSS)....................    $(9,603,104)      $ 6,254,445
                                                   ===========       ===========

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                                LIMITED PARTNERS           LIMITED PARTNERS
                                                             ----------------------     ----------------------
                                       GENERAL PARTNER              CLASS A                     CLASS B
                                   ----------------------    ----------------------     ----------------------
                                     NUMBER                    NUMBER                     NUMBER                          TOTAL
                                    OF UNITS      AMOUNT      OF UNITS      AMOUNT       OF UNITS       AMOUNT           AMOUNT
                                   ---------    ---------    ---------    ----------    ----------   ------------     ------------
Partners' capital,
   December 31, 2004............    2,512.60   $2,772,714    60,634.01   $66,911,179    223,055.67   $219,970,138     $289,654,031
   Contributions................      190.21      205,000     2,659.95     2,913,020     21,242.39     20,342,052       23,460,072
   Redemptions..................          --           --    (3,620.81)   (3,848,370)    (5,710.75)    (5,413,043)      (9,261,413)
   Offering Costs...............          --           --           --       (34,432)           --       (505,595)        (540,027)
   Net income/(loss)............          --      (91,867)          --    (2,227,014)           --     (7,284,223)      (9,603,104)
                                    --------   -----------   ---------   -----------    ----------   ------------     ------------
Partners' capital,
   March 31, 2005 (unaudited)...    2,702.81   $2,885,847    59,673.15   $63,714,383    238,587.31   $227,109,329     $293,709,559

Net asset value per unit at
   January 1, 2005..............                                         $  1,103.53                 $     986.17
                                                                         ===========                 ============
Decrease in net asset value per
   unit for the period
   January 1 to March 31, 2005
  (unaudited)...................                                              (35.81)                      (34.28)
                                                                         -----------                 ------------
Net asset value per unit
   at March 31, 2005
   (unaudited)..................                                         $  1,067.72                 $     951.89
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

         Offerings of securities and use of proceeds: On June 30, 2003, the Securities and Exchange Commission declared effective the Partnership's Registration Statement on Form S-1 (Reg. No. 333-104317), pursuant to which the Partnership registered for public offering $20 million in aggregate amount of Class A Limited Partnership Units and $180 million in aggregate amount of Class B Limited Partnership Units. Also as of June 30, 2003, the Partnership adopted the Third Amended and Restated Limited Partnership Agreement. The Partnership subsequently registered up to an additional $200 million in aggregate of Class A and Class B units for sale on a Registration Statement on Form S-1 (Reg. No. 333-113297) on March 30, 2004, and an additional $700 million in aggregate of Class A and Class B units for sale on a Registration Statement on Form S-1 (File No. 333-119338) on December 1, 2004 (the "Registration Statement").

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

         Through February 28, 2003, the Partnership issued and sold its limited partnership interests in an offering exempt under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. Similar reliance was placed on available exemptions from securities qualification requirements under applicable state securities laws. The purchasers of units in such offering made representations as to their intention to acquire the units for investment only and not with a view to, or for sale in connection with, any distribution thereof, as to their ability to hold such units indefinitely and generally, as to their qualification as accredited investors under the Securities Act and Regulation D promulgated thereunder. Further, such units were restricted as to their transferability.

         Presentation of financial information: The financial statements include the accounts of Grant Park Futures Fund Limited Partnership. In our opinion, the accompanying interim, unaudited, financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005 and the results of operations for the three months ended March 31, 2005 and 2004.

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

         Organization and offering costs: All expenses incurred in connection with the organization and the initial and ongoing public offering of partnership interests are paid by Dearborn Capital Management, L.L.C. ("General Partner") and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. Effective April 1, 2004, Class A units bear organization and offering expenses at an annual rate of 20 basis points (0.20 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets. Class B units bear these expenses at an annual rate of 90 basis points (0.90 percent) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted assets. "Adjusted net assets" is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership does not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses are charged against partners' capital at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At March 31, 2005, the amount of unreimbursed organization and offering costs incurred by the General Partner is $289,308.

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

NOTE 2.   EQUITY IN BROKERS' TRADING ACCOUNTS

         As of March 31, 2005, the negative cash balance in Equity in brokers' trading accounts represents a margin call. The cash balance in the brokers' trading accounts fluctuates daily as a result of trading activity. In the case of a margin call, such call is satisfied the next business day through a transfer of funds.

NOTE 3.  COMMODITY TRADING ADVISORS

         The Partnership has entered into advisory contracts with Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Co., Graham Capital Management, L.P., Winton Capital Management Limited and Saxon Investment Corporation to act as the Partnership's commodity trading advisors (the "Advisors"). The Advisors are paid a quarterly management fee ranging from 0 percent to 2 percent per annum of the Partnership's month-end allocated net assets and a quarterly incentive fee ranging from 20 percent to 24 percent of the new trading profits on the allocated net assets of the Advisor.

NOTE 4.  GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

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

         The Partnership pays the General Partner a monthly brokerage commission equal to one twelfth of 7.75 percent (7.75 percent annualized) of month-end net assets for Class A units and one twelfth of 8.00 percent (8.00 percent annualized) of month-end net assets for Class B units. Included in the brokerage commission are amounts paid to the clearing brokers for execution and clearing costs, management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered.

NOTE 5.  OPERATING EXPENSES

         Operating expenses of the Partnership are limited by the Amended Agreement of Limited Partnership to 0.35 percent per year of the average month-end net assets of the Partnership.

NOTE 6.  REDEMPTIONS

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

NOTE 7.  FINANCIAL HIGHLIGHTS

         The following financial highlights reflect activity related to the Partnership. Total return is based on the change in value during the period of a theoretical investment made at the beginning of each calendar month during the period. Individual investor's ratios may vary from these ratios based on various factors, including and among others, the timing of capital transactions.

                                                   THREE MONTHS ENDED MARCH 31,
                                                --------------------------------
                                                     2005             2004
                                                --------------    --------------
                                                           (UNAUDITED)

Total return - A Units                              (3.24)%           6.22%
Total return - B Units                              (3.48)%           6.01%
Ratios as a percentage of average net assets:
   Interest income *                                 2.30%            1.20%
   Expenses *                                        9.42%           19.60%

*Annualized

         The interest income and total expense ratios above are computed based upon the weighted average net assets of the Partnership for the three months ended March 31, 2005 and 2004 (annualized).

         The following per unit performance calculations reflect activity related to the Partnership for the period January 1, 2005 to March 31, 2005.


                                                                    A UNITS         B UNITS
                                                                   ---------        -------
Per Unit Performance
   (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period..............      $1,103.53        $986.17
                                                                   ---------        -------
Income (loss) from operations:
   Net realized and change in unrealized gain/(loss) from
      trading................................................         (16.91)        (15.03)
   Expenses net of interest income...........................         (18.35)        (17.05)
                                                                    --------        -------
      Total income/(loss) from operations....................         (35.26)        (32.09)
Organization and offering costs..............................          (0.55)         (2.19)
                                                                   ---------        -------
Net asset value per unit at end of period....................      $1,067.72        $951.89
                                                                   =========        =======

------------------------------------
        Expenses net of interest income per unit and organization and offering costs per unit are calculated by dividing the expenses net of interest income and organization and offering costs by the average number of units outstanding during the period from January 1, 2005 to March 31, 2005. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

NOTE 8.  TRADING ACTIVITIES AND RELATED RISKS

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

         Net trading results from derivatives for the three months ended March 31, 2005 and 2004, are reflected in the statements of operations. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts, options on futures contract, and forward contracts.

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

NOTE 9.  SUBSEQUENT EVENT

         From April 1, 2005 to May 16, 2005, there were aggregate contributions to and redemptions from the Partnership totaling approximately $12,240,000 and $5,904,000, respectively.

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

         Grant Park invests through independent professional commodity trading advisors retained by the general partner. Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Company, or ETC, Graham Capital Management, L.P., Winton Capital Management Limited and Saxon Investment Corporation serve as Grant Park's commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of March 31, 2005, the general partner allocated Grant Park's net assets among the trading advisors as follows: 21% to Rabar, 20% to EMC, 8% to ETC, 21% to Graham, 19% to Winton and 11% to Saxon. Grant Park anticipates that it will allocate no more than approximately 20% of its assets to each of Winton and Saxon at any one time. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

         On June 30, 2003, the SEC declared effective Grant Park's Registration Statement on Form S-1 through which it registered up to $20 million in aggregate amount of Class A limited partnership units and $180 million in aggregate amount of Class B limited partnership units. Grant Park subsequently registered up to an additional $200 million in aggregate of Class A and Class B units for sale on a Registration Statement on Form S-1 on March 30, 2004, and an additional $700 million in aggregate of Class A and Class B units for sale on a Registration Statement on Form S-1 on December 1, 2004. Pursuant to the Registration Statement, Class A Limited Partnership Units and Class B Limited Partnership Units are publicly offered on a continuous basis at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. The proceeds of the offering are deposited in Grant Park's bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park's trading policies and its trading advisors' respective trading strategies.

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

CAPITAL RESOURCES

         Grant Park plans to raise additional capital only through the sale of units pursuant to the continuous offering and does not intend to raise any capital through borrowing. Due to the nature of Grant Park's business, it does not make any capital expenditures and does not have any capital assets that are not operating capital or assets.

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

RESULTS OF OPERATIONS

         Grant Park's net return, which consists of Grant Park's trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the quarter ended March 31, 2005 was approximately (3.24)% for the Class A units and (3.48)% for the Class B units. The net asset value at March 31, 2005 was approximately $293.7 million, at December 31, 2004 was approximately $289.7 million and at March 31, 2004 was approximately $153.2 million.

         The table below sets forth Grant Park's trading gains or losses by sector for the three month periods ended March 31, 2005 and 2004.

                                     % GAIN (LOSS)
                          ----------------------------------
                                 THREE MONTHS ENDED
                                      MARCH 31
                          ----------------------------------
SECTOR                         2005               2004
------------------        ----------------   ---------------
Interest Rates                 1.6%               2.9%
Currencies                    (4.2)              (1.3)
Stock Indices                 (0.5)              (0.3)
Energy                         0.9                0.9
Agriculturals                  1.0                4.8
Metals                        (0.6)               3.1
Softs                          0.6                0.1
Meats                         (0.2)               0.1
Miscellaneous                 (0.1)              (0.1)
                              ----               ----
Total                         (1.5)%             10.2%
                              ====               ====

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

         For the three months ended March 31, 2005, Grant Park had a negative return of approximately 3.2% for the Class A units and 3.5% for the Class B units. On a combined unit basis prior to expenses, approximately 1.5% resulted from trading losses which was offset by 0.6% of interest income. These trading losses were further increased by approximately 2.5% in brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2004, Grant Park had a positive return of approximately 6.2% for the Class A units and a positive return of 6.0% for the Class B units. On a combined unit basis prior to expenses, approximately 10.2% resulted from trading gains and approximately 0.2% was due to interest income. An offset of approximately 4.3% was the result of brokerage fees, performance fees and operating and offering costs borne by Grant Park.

         Three months ended March 31, 2005

         During the first quarter of 2005, Grant Park Class A units suffered losses of 3.24% while Class B units lost 3.48%. The bulk of the quarter's losses were attributable to the currency markets. Having finished 2004 with a strong fourth quarter, Grant Park entered the new year positioned to benefit from continued dollar weakness. During the quarter, however, Grant Park saw the dollar rally substantially. A Central Bank official from Hong Kong reiterated the dollar's position as a reserve currency. Simultaneously, polls out of Europe saw support for the European constitution slipping, indicating the Euro might become a currency without a "country". This dollar strength also gave rise to weaknesses in the precious metals as they had been rallying in sympathy with the weak dollar.

         Profits were made in the energy markets as crude continued its rally on Goldman Sachs' prediction of the possibility of a price spike of up to $105 a barrel. Initially, the soybean complex offset some losses as the markets rallied. Poor growing conditions in Brazil and strong USDA export numbers coupled with the potential of a "rust" (soybean fungus) problem facing the US crop provided a bid to the soybean and soybean oil markets.

         Key trading developments for Grant Park during the first three months of 2005 include the following:

         Grant Park's performance was negative for the first month of the New Year. Class A units were down 5.96% for the month while Class B units were down 6.04%. Losses were sustained across most sectors, with the most significant losses sustained in the currency and stock index sectors. Short U.S. dollar/long European currency positions were hit hard as the U.S. dollar saw its largest gain against the euro since May of 2001 and finished the month up 3.8% over the euro. The U.S. dollar strengthened as economic data released throughout the month provided evidence that the U.S. economy would grow faster than its European counterparts. The dollar was further strengthened following the release of the FOMC (Federal Open Market Committee) minutes from December, which proved more hawkish than prior market expectations, suggesting that the Fed may be more aggressive in tightening interest rates. As a result, positions in the currency sector were pared back and/or reversed going in to February. U.S. stock indices retreated as the threat of higher interest rates weighed heavily on investors' minds. Long positions in both the S&P 500 Index and the Nasdaq 100 posted losses. Long Hang Seng positions also were unprofitable as shares sold off on worries of capital outflows following the swift U.S. dollar rebound. Additional losses occurred in the metals, energy and agricultural/soft sectors, while modest profits were posted in the financial (fixed income) sector.

         Grant Park was profitable for the month of February. Grant Park A units were up 3.42% for the month while the B units were up 3.34% for the month. Profits were concentrated in the stock indices and agricultural/softs sectors, with additional profits in the metals and currency sectors. Losses were attributed to the fixed income sector, while the energy sector was virtually flat. Long positions in global stock indices benefited as strong gains in oil and mining stocks dominated index returns. Net long positions in the grain markets also proved profitable as prices rose amidst forecasts of a continued hot and dry weather pattern across Brazil's primary growing regions, which would harm crop yields. Additionally, at month's end the USDA reported a stronger than expected export number which also contributed to higher prices. Soybeans and soybean oil led the rally, increasing more than 17% for the month. Dollar weakness helped support metal prices, adding modest gains to the Fund's long positions. The continued weakness in the U.S. dollar also benefited the Fund's currency positions, with the most notable winning positions in the sector being long the "commodity" currencies including the Mexican Peso, Australian Dollar and New Zealand Dollar. While short-term interest rate positions were profitable, long term rate positions experienced significant losses creating net losses for the fixed income sector as a whole. The yield curve in the U.S. finally steepened after Alan Greenspan's testimony before Congress about the "conundrum" posed by the decline in forward rates, generating losses for the Fund's long positions in both the 30-year and 10-year bond.

         March performance was slightly negative for Grant Park. Class A units were down 0.51% while the B units were down 0.59%. Grant Park's most significant losses were in the currency sector. Long positions in foreign currencies accumulated losses as concerns over inflation sparked a massive rally in the U.S. dollar near month's end. After the Fed raised short-term interest rates another quarter point on the 22nd of the month, the markets focused on the statements made by the Fed indicating that they are more concerned by the threat of raising inflation than was previously thought. This increased speculation that the Fed may become more aggressive and less "measured" in its approach to increasing interest rates in the near future. Long positions in stock indices also sustained losses as a result of the Fed's comments and as higher energy prices weighed on the indices. U.S. equities were further damaged by news that General Motors' 2005 earnings would fall short of estimates, as well as the accounting scandal being uncovered at American International Group. Additional losses were incurred in the metals markets, most notably in long positions in silver and gold as the stronger U.S. dollar made them less attractive holdings. Profits were generated in long positions in the energy sector as prices ended the month stronger. Prices were boosted on the last day of the month following comments from Goldman Sachs warning that ongoing resilient demand could push crude prices as high as $105 per barrel. Additional profits were generated in the interest rate sector, particularly in short positions in U.S short-term interest rate positions, as prices fell following the seventh consecutive interest rate hike by the Fed, as noted above.

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

         Key trading developments for Grant Park during the first three months of 2004 include the following:

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

VALUE AT RISK BY MARKET SECTORS

         The following tables indicate the trading value at risk associated with Grant Park's open positions by market category as of March 31, 2005 and December 31, 2004 and the trading gains/losses by market category for the three months ended March 31, 2005 and the year ended December 31, 2004. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of March 31, 2005, Grant Park's net asset value was approximately $293.7 million. As of December 31, 2004, Grant Park's net asset value was approximately $289.7 million.

                              AS OF MARCH 31, 2005

                                                  % OF TOTAL        TRADING
MARKET SECTOR                 VALUE AT RISK     CAPITALIZATION     GAIN/(LOSS)
--------------------       ------------------   ---------------    -----------
Interest Rates                $10,607,147             3.6%            1.6%
Currencies                      5,268,056             1.8            (4.2)
Stock Indices                  10,692,106             3.6            (0.5)
Energy                          4,173,950             1.4             0.9
Agriculturals                   1,980,775             0.7             1.0
Metals                          4,540,977             1.6            (0.6)
Softs                           2,139,948             0.7             0.6
Meats                              71,400             0.0            (0.2)
                              -----------            ----            ----
Total                         $39,474,359            13.4%           (1.4)%
                              ===========            ====            ====

                             AS OF DECEMBER 31, 2004

                                                  % OF TOTAL        TRADING
MARKET SECTOR                 VALUE AT RISK     CAPITALIZATION     GAIN/(LOSS)
--------------------       ------------------   ---------------    -----------
Interest Rates                $ 8,943,877             3.1%           (1.0)%
Currencies                      7,401,073             2.6             1.3
Energy                          2,164,690             0.7             3.2
Stock Indices                  15,487,840             5.3            (1.2)
Agriculturals                   1,252,525             0.4             2.1
Metals                          3,211,874             1.1            (1.0)
Softs                           1,800,497             0.6            (1.0)
Meats                             194,000             0.1             0.3
                              -----------            ----            ----
Total                         $40,456,376            13.9%            2.7%
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

QUALITATIVE MARKET RISK

TRADING RISK

         The following were the primary trading risk exposures of Grant Park as of March 31, 2005, by market sector.

         Interest Rates

         Interest rate risk is the principal market exposure of Grant Park. Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park's profitability. Grant Park's primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries. However, Grant Park also takes futures positions on the government debt of smaller nations, such as Australia. The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future. As of March 31, 2005, Grant Park's interest rate exposure varied depending on the continent. Short positions across the curve can be found in both Australia and the USA, anticipating rising interest rate levels. However, in Europe positions are predominantly long across the curve, anticipating lower interest rates.

         Currencies

         Exchange rate risk is a significant market exposure of Grant Park. Grant Park's currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future. As of March 31, 2005, Grant Park was positioned to benefit from the effects of a strengthening dollar against most major and minor currencies.

         Energy

         Grant Park's primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia and Venezuela. As of March 31, 2005, the energy market exposure of Grant Park consisted of minor long positions in crude oil, natural gas and crude products. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

         Stock Indices

         Grant Park's primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, and Australia. The stock index futures contracts currently traded by Grant Park are generally limited to futures on broadly based indices, although Grant Park may trade narrow-based stock index futures contracts in the future. As of March 31, 2005, Grant Park's primary exposures were in the Paris CAC-40 (long), Australian Index 200 (long), Hang Seng (short), FTSE (long), Nikkei (long), NASDAQ (short) and Euro Stoxx (long) stock indices. Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being "whipsawed" into numerous small losses.

         Metals

         Grant Park's metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. As of March 31, 2005, modest short positions in gold accounted for Grant Park's metal exposure in the precious metals while long positions in both copper and aluminum represented Grant Park's significant exposure in the base metals.

         Agricultural / Softs

         Grant Park's primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, corn, orange juice and coffee accounted for Grant Park's long commodity exposure while sugar accounted for Grant Park's short positions as of March 31, 2005.

NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of Grant Park as of March 31, 2005.

         Foreign Currency Balances

         Grant Park's primary foreign currency balances are in Japanese yen, British pounds, Euros and Australian dollars. The trading advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control Grant Park's non-trading risk.

         Cash Management

         Grant Park maintains a portion of its assets at its clearing brokers as well as at Lake Forest Bank & Trust Company. These assets, which may range from 5% to 25% of Grant Park's value, are held in U.S. Treasury securities and/or Treasury repurchase agreements. The balance of Grant Park's assets, which range from 75% to 95%, are invested in investment grade money market investments purchased at Horizon Cash Management, LLC which are held in a separate, segregated account at Northern Trust Company. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on Grant Park's cash management income.

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

         There was no change in Grant Park's internal control over financial reporting in the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, Grant Park's internal control over financial reporting.

                           PART II- OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On June 30, 2003, the Securities and Exchange Commission declared effective Grant Park's Registration Statement on Form S-1 (Reg. No. 333-104317), pursuant to which Grant Park registered for public offering $20 million in aggregate amount of Class A Limited Partnership Units and $180 million in aggregate amount of Class B Limited Partnership Units. Also as of June 30, 2003, Grant Park adopted the Third Amended and Restated Limited Partnership Agreement, which included modifications required under the Guidelines for the Registration of Commodity Pool Programs promulgated by the North American Securities Administrators Association, Inc. and requested by various state securities regulators in connection with Grant Park's public offering. Grant Park subsequently registered up to an additional $200 million in aggregate amount of Class A and Class B Limited Partnership Units for sale on a Registration Statement on Form S-1 (Reg. No. 333-113297) on March 30, 2004, and an additional $700 million in aggregate amount of Class A and Class B Limited Partnership Units for sale on a Registration Statement on Form S-1 (File No. 333-119338) on December 1, 2004.

         Class A Limited Partnership Units and Class B Limited Partnership Units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. The close of business on July 31, 2003 marked the initial closing date of the public offering. The lead selling agents for the offering are UBS Financial Services Inc., A.G. Edwards & Sons, Inc. and Oppenheimer & Co. Inc. As of the close of business on January 1, 2005, the Class A Limited Partnership Units were offered at $1,103.53 with 2,198.42 units being sold, and the Class B Limited Partnership Units were offered at $986.17 with 7,509.71 units being sold. As of the close of business on February 1, 2005, the Class A Limited Partnership Units were offered at $1,037.73 with 210.08 units being sold, and the Class B Limited Partnership Units were offered at $926.63 with 6,908.87 units being sold. As of the close of business on March 1, 2005, the Class A Limited Partnership Units were offered at $1,073.23 with 441.66 units being sold, and the Class B Limited Partnership Units were offered at $957.57 with 6,823.81 units being sold. Expenses incurred in connection with the organization and offering of the units, which are paid by the general partner and then reimbursed by Grant Park on a monthly basis (with such reimbursement limited to 0.2% annually of the net asset value of the Class A Units and 0.9% annually of the Class B Units) amounted to a total of approximately $258,912 for the three months ended March 31, 2005. The proceeds of the offering are deposited in Grant Park's bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park's trading policies and its trading advisors' respective trading strategies.

                      ISSUER PURCHASES OF EQUITY SECURITIES

(e) The following table provides information regarding the total Class A and Class B units redeemed by Grant Park during the three months ended March 31, 2005.

                  (a)           (b)            (a)           (b)               (c)                   (d)
                                                                                                   MAXIMUM
                                                                                                    NUMBER
                                                                                                      OF
              TOTAL NUMBER                TOTAL NUMBER                TOTAL NUMBER OF UNITS   UNITS THAT MAY YET
               OF CLASS A     AVERAGE      OF CLASS B     AVERAGE      REDEEMED AS PART OF     BE REDEEMED UNDER
                 UNITS       PRICE PAID      UNITS       PRICE PAID     PUBLICLY ANNOUNCED            THE
   PERIOD       REDEEMED      PER UNIT      REDEEMED      PER UNIT     PLANS OR PROGRAMS(1)    PLANS/PROGRAM(1)
------------- ------------- ------------- ------------- ------------- ----------------------- --------------------

01/01/05
through
01/31/05          864.29     $1,037.73      1,378.41      $926.63            2,242.70                 (2)

02/01/05
through
02/28/05        1,501.72     $1,073.23      2,086.55      $957.57            3,588.27                 (2)

03/01/05
through
03/31/05        1,254.80     $1,067.72      2,245.79      $951.89            3,500.59                 (2)
                --------     ---------      --------      -------            --------
Total           3,620.81     $1,059.56      5,710.75      $945.36            9,331.56                 (2)
                ========     =========      ========      =======            ========

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

                                       GRANT PARK FUTURES FUND
                                       LIMITED PARTNERSHIP


Date:  May 16, 2005                    by:   Dearborn Capital Management, L.L.C.
                                             its general partner

                                             By:   /s/ David M. Kavanagh
                                                   -----------------------------
                                                   David M. Kavanagh
                                                   President
                                                   (principal executive officer)

                                             By:   /s/ Maureen O'Rourke
                                                   -----------------------------
                                                   Maureen O'Rourke
                                                   Chief Financial Officer
                                                   (principal financial and
                                                    accounting officer)