Form 10-Q
period 2005-06-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2005-07-26
CIK 845698

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

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2005

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

                                                       QUARTER ENDED JUNE 30, 2005

                                                                  INDEX

PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements                                                                                             1

               Statements of Financial Condition as of June 30, 2005 (unaudited)                                                1
                  and December 31, 2004 (audited)

               Condensed Schedule of Investments as of June 30, 2005 (unaudited)                                                2

               Condensed Schedule of Investments as of December 31, 2004 (audited)                                              3

               Statements of Operations for the three months and six months ended June 30, 2005 and 2004 (unaudited)            4

               Statements of Changes in Partners' Capital (Net Asset Value)                                                     5
                  for the six months ended June 30, 2005 (unaudited)

               Notes to Financial Statements (unaudited)                                                                        6

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                           11

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                      17

      Item 4.  Controls and Procedures                                                                                         21

PART II - OTHER INFORMATION                                                                                                    21

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                                     21

      Item 6.  Exhibits                                                                                                        23

SIGNATURES                                                                                                                     24

=================================================================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

STATEMENTS OF FINANCIAL CONDITION

                                                                                                JUNE 30,            DECEMBER 31,
                                                                                                  2005                  2004
                                                                                           -------------------   ------------------
                                                                                               (UNAUDITED)
ASSETS

Equity in brokers' trading accounts:
   U.S. Government securities, at market value........................................     $        67,845,036   $       57,437,059
   Cash ..............................................................................               4,690,939              943,051
   Unrealized gain on open contracts, net.............................................              12,019,679            4,511,895
                                                                                           -------------------   ------------------
     Deposits with broker.............................................................              84,555,654           62,892,005

Cash and cash equivalents.............................................................             224,016,892          240,897,745
Interest receivable...................................................................               1,031,525              842,052
                                                                                           -------------------   ------------------

     TOTAL ASSETS.....................................................................     $       309,604,071   $      304,631,802
                                                                                           ===================   ==================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Brokerage commission payable.......................................................     $         1,834,749   $        1,813,714
   Accrued incentive fees.............................................................                 972,519            1,529,181
   Organization and offering costs payable............................................                 190,681              178,827
   Accrued operating expenses.........................................................                  88,659               85,541
   Pending partner additions..........................................................               4,982,129            9,831,841
   Redemptions payable................................................................               5,341,364            1,538,667
                                                                                           -------------------   ------------------
     TOTAL LIABILITIES................................................................              13,410,101           14,977,771
                                                                                           -------------------   ------------------

Partners' Capital
   General Partner (2,750.25 and 2,512.60 units outstanding at June 30, 2005 and
       December 31, 2004, respectively)...............................................               2,954,175            2,772,714
   Limited Partners
     Class A (53,958.37 and 60,634.01 units outstanding at June 30, 2005 and
       December 31, 2004, respectively................................................              57,959,221           66,911,179
     Class B (246,281.81 and 223,055.67 units outstanding at June 30, 2005 and
       December 31, 2004, respectively)...............................................             235,280,574          219,970,138
                                                                                           -------------------   ------------------
     TOTAL PARTNERS' CAPITAL..........................................................             296,193,970          289,654,031
                                                                                           -------------------   ------------------

     TOTAL LIABILITIES AND PARTNERS' CAPITAL..........................................     $       309,604,071   $      304,631,802
                                                                                           ===================   ==================

The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------------------------------------------------------------

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2005
(UNAUDITED)


                                                              UNREALIZED      UNREALIZED
                                                              GAIN/(LOSS)     GAIN/(LOSS)    NET UNREALIZED
                                                               ON OPEN         ON OPEN        GAIN/(LOSS)
                                                                LONG            SHORT           ON OPEN
                                                              CONTRACTS       CONTRACTS        CONTRACTS
                                                            ------------   -------------     ------------
FUTURES CONTRACTS *
U.S. Futures Positions:
   Currencies......................................         $  1,252,454   $   2,436,747     $  3,689,201
   Energy..........................................           (1,021,345)              -       (1,021,345)
   Grains..........................................           (2,000,465)          9,770       (1,990,695)
   Interest rates..................................            1,036,335         (21,100)       1,015,235
   Meats...........................................              (19,747)        207,430          187,683
   Metals..........................................             (190,745)          4,860         (185,885)
   Soft commodities................................              499,254         (13,028)         486,226
   Stock indices...................................             (246,396)         12,020         (234,376)
                                                            ------------   -------------     ------------
Total U.S. Futures Positions.......................             (690,655)      2,636,699        1,946,044

Foreign Futures Positions:
   Energy..........................................               22,310               -           22,310
   Interest rates..................................            8,168,710               -        8,168,710
   Metal...........................................             (573,348)        (72,853)        (646,201)
   Soft commodities................................                  145          (2,598)          (2,453)
   Stock indices...................................            1,092,916           1,520        1,094,436
                                                            ------------   ---------------   ------------
Total Foreign Futures Positions....................            8,710,733         (73,931)       8,636,802
                                                            ------------   -------------- -  ------------
TOTAL FUTURES CONTRACTS.                                    $  8,020,078   $   2,562,768     $ 10,582,846
                                                            ============   =============     ============
FORWARD CONTRACTS, *
   Currencies......................................         $   (460,487)  $   1,897,320     $  1,436,833
                                                            ============   =============     ============

TOTAL FUTURES AND FORWARD CONTRACTS................         $  7,559,591   $   4,460,088     $ 12,019,679
                                                            ============   =============     ============

------------------
* Total long futures contracts, short futures contracts, long forward contracts and short forward contracts are 2.7%, 0.9%, 0.2% and 0.6% of partners' capital, respectively. No futures and forward contract positions constituted greater than 1 percent of partners' capital. Accordingly, the number of contracts and expiration dates are not presented.

U.S. Government Securities:

                                                                                     PERCENT OF
                                                                                      PARTNERS'
    FACE VALUE                                                         VALUE           CAPITAL
    ----------                                                      -----------      ----------
    $68,000,000      U.S. Treasury Bills, July 28, 2005             $67,845,036         22.9%
                                                                    -----------
                     Total U.S. Government Securities (cost
                     $67,846,981)                                   $67,845,036
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2004


                                                           UNREALIZED      UNREALIZED
                                                           GAIN/(LOSS)     GAIN/(LOSS)    NET UNREALIZED
                                                            ON OPEN         ON OPEN        GAIN/(LOSS)
                                                             LONG            SHORT           ON OPEN
                                                           CONTRACTS       CONTRACTS        CONTRACTS
                                                         -------------   -------------    --------------
FUTURES CONTRACTS *
U.S. Futures Positions:
   Currencies.....................................       $     684,199   $      2,981     $   687,180
   Energy............... .........................                   -        453,758         453,758
   Grains.........................................              13,245        (90,050)        (76,805)
   Interest rates.................................             (71,700)       186,450         114,750
   Meats..........................................             113,140              -         113,140
   Metals.........................................            (603,600)        48,505        (555,095)
   Soft commodities...............................           1,408,061        (58,098)      1,349,963
   Stock indices..................................           2,205,125        (12,170)      2,192,955
                                                         -------------   ------------     ------------
Total U.S. Futures Positions......................           3,748,470        531,376       4,279,846

Foreign Futures Positions:
   Energy.........................................                 187         66,220          66,407
   Interest rates.................................             419,624         (4,782)        414,842
   Metals.........................................           2,036,320     (1,447,590)        588,730
   Soft commodities...............................                   -          3,396           3,396
   Stock indices..................................           2,707,305              -       2,707,305
                                                         -------------   ------------     -----------
Total Foreign Futures Positions...................           5,163,436     (1,382,756)      3,780,680
                                                         -------------   ------------     -----------
TOTAL FUTURES CONTRACTS.                                 $   8,911,906   $   (851,380)    $ 8,060,526
                                                         =============   ============     ===========
FORWARD CONTRACTS, *
   Currencies.....................................       $   2,755,856   $ (6,304,487)    $(3,548,631)
                                                         =============   ============     ===========

TOTAL FUTURES AND FORWARD CONTRACTS...............       $  11,667,762   $ (7,155,867)    $ 4,511,895
                                                         =============   ============     ===========

------------------
* Total long futures contracts, short futures contracts, long forward contracts and short forward contracts are 3.1%, 0.3%, 1.0% and 2.2% of partners' capital, respectively. No futures and forward contract positions constituted greater than 1 percent of partners' capital. Accordingly, the number of contracts and expiration dates are not presented.

U.S. Government Securities:

                                                                                     PERCENT OF
                                                                                      PARTNERS'
   FACE VALUE                                                          VALUE          CAPITAL
   ----------                                                       -----------      ----------

   $57,516,000      U.S. Treasury Bills, January 27, 2005           $57,437,059         19.8%
                                                                    -----------
                    Total U.S. Government Securities (cost
                    $57,444,344)                                    $57,437,059
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                         JUNE 30,                             JUNE 30,
                                                            ----------------------------------   ----------------------------------
                                                                  2005              2004               2005              2004
                                                            ----------------  ----------------   ----------------  ----------------
                                                                       (UNAUDITED)                          (UNAUDITED)

INCOME.................................................
   Trading gains (losses)..............................
     Realized..........................................     $      2,274,335  $    (32,200,956)  $     (5,078,246) $    (22,389,693)
     Change in unrealized..............................            4,653,581        (6,898,902)         7,507,784        (6,293,167)
                                                            ----------------  ----------------   ----------------  ----------------

          Net gains/(losses) from trading..............            6,927,916       (39,099,858)         2,429,538       (28,682,860)

   Interest income.....................................            2,002,189           608,191          3,653,899           880,264
                                                            ----------------  ----------------   ----------------  ----------------

          TOTAL INCOME/(LOSS)..........................            8,930,105       (38,491,667)         6,083,437       (27,802,596)
                                                            ----------------  ----------------   ----------------  ----------------

EXPENSES...............................................
   Brokerage commission................................            5,884,615         3,864,166         11,713,020         6,277,271
   Incentive fees......................................              972,520                --          1,643,676         1,706,724
   Operating expenses..................................              259,201            32,655            516,076           347,451
                                                            ----------------  ----------------   ----------------  ----------------

          TOTAL EXPENSES...............................            7,116,336         3,896,821         13,872,772         8,331,446
                                                            ----------------  ----------------   ----------------  ----------------

          NET INCOME/(LOSS)............................     $      1,813,769  $    (42,388,488)  $     (7,789,335) $    (36,134,042)
                                                            ================  ================   ================  ================

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                                    LIMITED PARTNERS             LIMITED PARTNERS
                                                               -------------------------    --------------------------
                                          GENERAL PARTNER               CLASS A                      CLASS B
                                      ----------------------   -------------------------    --------------------------
                                       NUMBER                   NUMBER                        NUMBER                      TOTAL
                                      OF UNITS      AMOUNT     OF UNITS        AMOUNT        OF UNITS        AMOUNT       AMOUNT
                                      --------   -----------   ---------   ------------    ----------   -------------  ------------
Partners' capital,
   December 31, 2004................  2,512.60   $ 2,772,714   60,634.01   $ 66,911,179    223,055.67   $ 219,970,138  $289,654,031
   Contributions....................    190.21       205,000    2,659.95      2,913,020     21,242.39      20,342,052    23,460,072
   Redemptions......................        --            --   (3,620.81)    (3,848,370)    (5,710.75)     (5,413,043)   (9,261,413)
   Offering Costs...................        --            --          --        (34,432)           --        (505,595)     (540,027)
   Net income/(loss)................        --       (91,867)         --     (2,227,014)           --      (7,284,223)   (9,603,104)
                                      --------   -----------   ---------   ------------    ----------   -------------  ------------
Partners' capital,
   March 31, 2005 (unaudited)         2,702.81     2,885,847   59,673.15     63,714,383    238,587.31     227,109,329   293,709,559

   Contributions....................     47.44        50,000    2,165.12      2,227,659     16,471.26      15,353,597    17,631,256
   Redemptions......................        --            --   (7,879.90)    (8,196,005)    (8,776.76)     (8,210,022)  (16,406,027)
   Offering Costs...................        --            --          --        (31,979)           --        (522,608)     (554,587)
   Net income/(loss)................        --        18,328          --        245,163            --       1,550,278     1,813,769
                                      --------   -----------   ---------   ------------    ----------   -------------  ------------

Partners' capital,
   June 30, 2005 (unaudited)........  2,750.25   $ 2,954,175   53,958.37   $ 57,959,221    246,281.81   $ 235,280,574  $296,193,970
                                      ========   ===========   =========   ============    ==========   =============  ============

Net asset value per unit at
   January 1, 2005..................                                       $   1,103.53                 $      986.17
                                                                           ============                 =============

Decrease in net asset value
   per unit for the period
   January 1 to June 30,
   2005 (unaudited).................                                             (29.38)                       (30.84)
                                                                           ------------                 -------------

Net asset value per unit at
   June 30, 2005 (unaudited)........                                       $   1,074.15                 $      955.33
                                                                           ============                 =============

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

         Presentation of financial information: The financial statements include the accounts of Grant Park Futures Fund Limited Partnership. In our opinion, the accompanying interim, unaudited, financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005 and the results of operations for the three and six months ended June 30, 2005 and 2004.

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

         Cash and cash equivalents: Cash and cash equivalents include cash, overnight investments, U.S. treasury bills and short-term investments in interest-bearing demand deposits with banks with maturities of three months or less. The Partnership maintains deposits with high quality financial institutions in amounts that are in excess of federally insured limits; however, the Partnership does not believe it is exposed to any significant credit risk.

         Income taxes: No provision for income taxes has been made in these financial statements as each partner is individually responsible for reporting income or loss based on its respective share of the Partnership's income and expenses as reported for income tax purposes.

         Organization and offering costs: All expenses incurred in connection with the organization and the initial and ongoing public offering of partnership interests are paid by Dearborn Capital Management, L.L.C. ("General Partner") and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. Effective April 1, 2004, Class A units bear organization and offering expenses at an annual rate of 20 basis points (0.20 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets. Class B units bear these expenses at an annual rate of 90 basis points (0.90 percent) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted assets. "Adjusted net assets" is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership does not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses are charged against partners' capital at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At June 30, 2005, the amount of unreimbursed organization and offering costs incurred by the General Partner is $14,120.

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

NOTE 3.  GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

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

NOTE 4.  OPERATING EXPENSES

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

         In addition, the General Partner may at any time cause the redemption of all or a portion of any Limited Partner's units upon fifteen (15) days written notice. The General Partner may also immediately redeem any Limited Partner's units without notice if the General Partner believes that (i) the redemption is necessary to avoid having the assets of the Partnership deemed Plan Assets under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), (ii) the Limited Partner made a misrepresentation in connection with its subscription for the units, or (iii) the redemption is necessary to avoid a violation of law by the Partnership or any Partner.

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


                                                            THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                         -----------------------------------   ------------------------------------
                                                              2005               2004               2005                2004
                                                         ----------------  -----------------   ----------------    ----------------
                                                                    (UNAUDITED)                            (UNAUDITED)

Total return - A Units                                        0.60%            (19.62%)            (2.66%)             (14.61%)
Total return - B Units                                        0.36%            (19.80%)            (3.13%)             (14.98%)
Ratios as a percentage of average net assets:
   Interest income *                                          2.78%              1.41%              2.54%                1.34%
   Expenses *                                                 9.90%              9.03%              9.66%               12.67%

*Annualized

         The interest income and total expense ratios above are computed based upon the weighted average net assets of the Partnership for the three months ended June 30, 2005 and 2004 (annualized).

         The following per unit performance calculations reflect activity related to the Partnership for the period January 1, 2005 to June 30, 2005.

                                                                          A UNITS          B UNITS
                                                                        ----------        ---------
Per Unit Performance
   (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period..............           $ 1,103.53        $  986.17
                                                                        -----------       ---------
Income (loss) from operations:
   Net realized and change in unrealized gain/(loss) from
      trading................................................                 8.26             7.24
   Expenses net of interest income...........................               (36.55)          (33.73)
                                                                        ----------        ---------
      Total income/(loss) from operations....................               (28.29)          (26.49)
Organization and offering costs..............................                (1.09)           (4.35)
                                                                        ----------        ---------
Net asset value per unit at end of period....................           $ 1,074.15        $  955.33
                                                                        ==========        =========

------------------
         Expenses net of interest income per unit and organization and offering costs per unit are calculated by dividing the expenses net of interest income and organization and offering costs by the average number of units outstanding during the period from January 1, 2005 to June 30, 2005. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

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

         Net trading results from derivatives for the three and six months ended June 30, 2005 and 2004, are reflected in the statements of operations. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts, options on futures contract, and forward contracts.

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

NOTE 8.  SUBSEQUENT EVENT

         From July 1, 2005 to July 21, 2005, there were aggregate contributions to and redemptions from the Partnership totaling approximately $9,136,000 and $3,057,000, respectively.

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

         Grant Park invests through independent professional commodity trading advisors retained by the general partner. Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Company, or ETC, Graham Capital Management, L.P., Winton Capital Management Limited and Saxon Investment Corporation serve as Grant Park's commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of June 30, 2005, the general partner allocated Grant Park's net assets among the trading advisors as follows: 21% to Rabar, 20% to EMC, 9% to ETC, 20% to Graham, 20% to Winton and 10% to Saxon. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

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

RESULTS OF OPERATIONS

         Grant Park's net return, which consists of Grant Park's trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the quarter ended June 30, 2005 was approximately 0.60% for the Class A units and 0.36% for the Class B units. The net asset value at June 30, 2005 was approximately $296.2 million, at December 31, 2004 was approximately $289.7 million and at June 30, 2004 was approximately $207.1 million.

         The table below sets forth Grant Park's trading gains or losses by sector for the three and six month periods ended June 30, 2005 and 2004.

                                                                                     % GAIN(LOSS)
                                                          -----------------------------------------------------------------------
                                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                       JUNE 30                              JUNE 30
---------------------------------------------------------------------------------------------------------------------------------
SECTOR                                                                2005             2004             2005           2004
---------------------------------------------------------------------------------------------------------------------------------
Interest Rates                                                         7.6%             2.9%             8.8%          (3.6)%
Currencies                                                             2.0             (1.3)            (2.3)          (5.0)
Stock Indices                                                         (0.7)            (0.3)            (1.2)          (3.2)
Energy                                                                (3.2)             0.9             (2.3)           1.2
Agriculturals                                                         (0.9)             4.8              0.1            2.4
Metals                                                                (1.5)             3.1             (2.1)           0.2
Softs                                                                 (0.8)             0.1             (0.1)          (1.0)
Meats                                                                  0.1              0.1              0.0            0.2
Miscellaneous                                                         (0.3)            (0.1)            (0.1)          (0.3)
                                                          -----------------   --------------   --------------  -------------
Total                                                                  2.3%            10.2%             0.8%           9.1%
                                                          =================   ==============   ==============  =============


THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

         For the three months ended June 30, 2005, Grant Park had a positive return of approximately 0.60% for the Class A units and 0.36% for the Class B units. On a combined unit basis prior to expenses, approximately 2.30% resulted from trading gains and approximately 0.70% was due to interest income. These gains were offset by approximately 2.60% in brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2004, Grant Park had a negative return of approximately 19.62% for the Class A units and 19.80% for the Class B units. On a combined unit basis prior to expenses, approximately 18.10% resulted from trading losses and approximately 0.30% was due to interest income. These trading losses were increased by approximately 1.90% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.


SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

         For the six months ended June 30, 2005, Grant Park had a negative return of approximately 2.66% for the Class A units and 3.13% for the Class B units. On a combined unit basis prior to expenses, approximately 0.80% resulted from trading gains and approximately 1.30% was due to interest income. These gains were offset by approximately 5.10% in brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2004, Grant Park had a negative return of approximately 14.61% for the Class A units and 14.98% for the Class B units. On a combined unit basis prior to expenses, approximately 9.10% resulted from trading losses and approximately 0.50% was due to interest income. These trading losses were increased by approximately 6.30% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

         Six months ended June 30, 2005

         The second quarter of 2005 was highlighted by a negative April followed by positive returns in May and June, resulting in a slightly positive quarter. As has been mentioned in the past, Grant Park relies on sustained directional trends in the various markets it trades. Extreme volatility can result in losses and/or significantly reduced positions. This was the case in the second quarter of 2005.

         April opened the month with Grant Park positioned long in the energy markets, U.S. dollar, grain complex and stock indices. Shortly after the opening of the quarter, most of the above mentioned sectors realized significant reversals of their existing trends. Crude oil fell $12 off its April highs, the result of weaker than expected economic news coupled with crude inventories reaching a three year high. Additionally, the U.S. dollar and European stock indices suffered significant setbacks as a result of the aforementioned weaker economic news and weaker than expected earnings for a joint venture between European cell phone giant Ericsson and Sony.

         As the quarter progressed, Grant Park recovered all of the losses experienced in the month of April, albeit with reduced exposure due to the significant reversals most of the markets experienced.

         Key trading developments for Grant Park during the first six months of 2005 include the following:

         Grant Park's performance was negative for the first month of the New Year. Class A units were down 5.96% for the month while Class B units were down 6.04%. Losses were sustained across most sectors, with the most significant losses sustained in the currency and stock index sectors. Short U.S. dollar/long European currency positions were hit hard as the U.S. dollar saw its largest gain against the euro since May of 2001 and finished the month up 3.8% over the euro. The U.S. dollar strengthened as economic data released throughout the month provided evidence that the U.S. economy would grow faster than its European counterparts. The dollar was further strengthened following the release of the FOMC (Federal Open Market Committee) minutes from December, which proved more hawkish than prior market expectations, suggesting that the Fed may be more aggressive in tightening interest rates. As a result, positions in the currency sector were pared back and/or reversed going into February. U.S. stock indices retreated as the threat of higher interest rates weighed heavily on investors' minds. Long positions in both the S&P 500 Index and the Nasdaq 100 posted losses. Long Hang Seng positions also were unprofitable as shares sold off on worries of capital outflows following the swift U.S. dollar rebound. Additional losses occurred in the metals, energy and agricultural/soft sectors, while modest profits were posted in the financial (fixed income) sector.

         Grant Park was profitable for the month of February. Grant Park Class A units were up 3.42% for the month while the Class B units were up 3.34% for the month. Profits were concentrated in the stock indices and agricultural/softs sectors, with additional profits in the metals and currency sectors. Losses were attributed to the fixed income sector, while the energy sector was virtually flat. Long positions in global stock indices benefited as strong gains in oil and mining stocks dominated index returns. Net long positions in the grain markets also proved profitable as prices rose amidst forecasts of a continued hot and dry weather pattern across Brazil's primary growing regions, which would harm crop yields. Additionally, at month's end the USDA reported a stronger than expected export number which also contributed to higher prices. Soybeans and soybean oil led the rally, increasing more than 17% for the month. Dollar weakness helped support metal prices, adding modest gains to Grant Park's long positions. The continued weakness in the U.S. dollar also benefited Grant Park's currency positions, with the most notable winning positions in the sector being long the "commodity" currencies including the Mexican Peso, Australian Dollar and New Zealand Dollar. While short-term interest rate positions were profitable, long-term rate positions experienced significant losses creating net losses for the fixed income sector as a whole. The yield curve in the U.S. finally steepened after Alan Greenspan's testimony before Congress about the "conundrum" posed by the decline in forward rates, generating losses for Grant Park's long positions in both the 30-year and 10-year bond.

         March performance was slightly negative for Grant Park. Class A units were down 0.51% while the Class B units were down 0.59%. Grant Park's most significant losses were in the currency sector. Long positions in foreign currencies accumulated losses as concerns over inflation sparked a massive rally in the U.S. dollar near month's end. After the Fed raised short-term interest rates another quarter point on the 22nd of the month, the markets focused on the statements made by the Fed indicating that they are more concerned by the threat of rising inflation than was previously thought. This increased speculation that the Fed may become more aggressive and less "measured" in its approach to increasing interest rates in the near future. Long positions in stock indices also sustained losses as a result of the Fed's comments and as higher energy prices weighed on the indices. U.S. equities were further damaged by news that General Motors' 2005 earnings would fall short of estimates, as well as the accounting scandal being uncovered at American International Group. Additional losses were incurred in the metals markets, most notably in long positions in silver and gold as the stronger U.S. dollar made them less attractive holdings. Profits were generated in long positions in the energy sector as prices ended the month stronger. Prices were boosted on the last day of the month following comments from Goldman Sachs warning that ongoing resilient demand could push crude prices as high as $105 per barrel. Additional profits were generated in the interest rate sector, particularly in short positions in U.S short-term interest rate positions, as prices fell following the seventh consecutive interest rate hike by the Fed, as noted above.

         Performance for Grant Park was negative for the month of April. Class A units were down 5.05% for the month while Class B units were down 5.12%. Grant Park sustained losses in most trading sectors for the month. Positions in the energy, stock index, currency, metals and agricultural/soft sectors posted losses, while positions in the fixed income sector helped to partially offset those losses. Long positions in the energy sector were dealt setbacks as crude, heating oil and unleaded gas prices reversed downward mid-month on weak U.S. economic data and climbing inventories. U.S. crude inventories reached their highest level since May 2002, helped in part by an increase in OPEC production. Natural gas prices were also weaker, as most of the U.S. experienced a milder-than-normal end to winter/early spring. The stock index sector suffered losses on both long and short positions across the globe. Short positions in the Hang Seng during the early part of the month were particularly hard hit as the index rallied substantially. The rally was fueled by speculation of a Chinese Yuan revaluation which encouraged inflows into stocks and eased concerns over a rapid rise in local interest rates. Long positions in the Nikkei, the German DAX and Paris CAC-40 also sustained losses as world equity prices softened on weak U.S. economic news, a reduction in economic growth forecasts for the euro-zone, and disappointing earnings reports from a number of U.S. companies. The currency sector recorded additional losses as long U.S. dollar positions against most major currencies were hurt by the aforementioned weak economic news. Long positions in both the metals and agricultural/softs sectors also posted losses. On the brighter side, profits were generated in long global fixed income positions. Prices benefited from the negative data on the U.S. economy as investors reasoned that any future hikes in U.S. interest rates would be kept to a minimum. Prices were further supported by a "flight to quality" premium in the wake of falling energy and equity prices.

         Performance for Grant Park was positive for the month of May. Grant Park Class A units were up 3.98% for the month while the Class B units were up 3.90% for the month. Gains were attributed to the fixed income and currency sectors, while the remaining four sectors registered modest losses for the month. Long positions in domestic fixed income markets benefited from signs that U.S. economic and inflationary pressures are easing. As a result, many market participants were anticipating that interest rate increases by the Federal Reserve will come to an end soon. Long positions in European fixed income markets were also profitable as prices rose steadily amidst a "flight to quality" rally, brought on by continued weakness in the Euro currency. Prices were additionally boosted as economic growth appeared to be moderating and perhaps weakening throughout Europe, putting pressure on the European Central Bank to ease rates after a two-year rate freeze. Long U.S. dollar, short European currency positions posted solid gains as negative sentiment in Europe continued to build. European confidence fell to a 21-month low in May as high oil prices, high unemployment, and France's rejection of the European Constitution sent the Euro to seven-month lows against the greenback. Grant Park's short Euro position was the most profitable currency trade for the month. Short Swiss Franc positions were additionally profitable as were long U.S. dollar index positions. Losses in the remaining sectors were modest, with the most notable being in the energy sector. Short positions suffered as crude oil prices rose amidst tightening supply concerns as we headed into the summer driving season.

         June was profitable for Grant Park. Class A units were up 1.89% for the month while the Class B units were up 1.81%. Profits were earned in the interest rate, currency and stock indices sectors, while losses were attributed to energies, agriculturals/softs and metals. Long positions in European interest rates proved profitable as prices advanced following a reduction in European economic growth forecasts, which raised the likelihood that the European Central Bank would cut interest rates in the near future. Additional profits were earned in long Japanese government bond positions, which rallied amid signs that that nation's economy was continuing to struggle. Short positions in European currencies earned profits as they declined against the U.S. dollar following the rejection of the proposed E.U. constitution by French and Dutch voters. The euro, Swiss franc, and British pound all declined against the U.S. dollar. The U.S. dollar continued its rise following news that the April U.S. trade deficit was smaller than expected. Increasing speculation that the European Central Bank could cut interest rates in the near future, as noted above, also helped to push the euro lower. Long positions in European stock indices were additionally profitable, as news of continuing U.S. economic growth eased fears of a slowdown in European exports and boosted equity prices in Europe. Oil companies were particularly strong performers, as energy prices remained high. Mining stock benefited from higher metal prices as well. End of the month reversals in commodity markets, particularly in the energy complex and agricultural markets, wiped out earlier gains and generated losses for the month. Additional losses were generated in various positions in the metals sector.

         Six months ended June 30, 2004

         The second quarter of 2004 was particularly difficult for Grant Park as Class A units declined 19.62% and Class B units declined 19.80%. These losses were a result of a reversal of the dominant theme which drove the first quarter's positive performance, strong Chinese economic growth. During the second quarter, the Chinese Central Bank increased reserve requirements in an effort to dampen growth. This tightening resulted in a complete reversal in most of the trends Grant Park had been benefiting from over the past year. Additionally, the April unemployment numbers caused U.S. Treasuries to sustain their biggest one day decline since the Treasury began issuing 30-year debt. Soybeans also experienced their largest one day decline since 1988. This type of market behavior was found in many of the market sectors in which Grant Park had been enjoying gains. Significant trend reversals and an unusually high degree of correlation amongst the market sectors that Grant Park trades in resulted in the quarter's poor performance.

         As a result of the poor performance in the second quarter 2004, and the drawdown Grant Park experienced, we believe it is worth reviewing what trend following trading, the basis of Grant Park's investment philosophy, is and how this strategy is intended to be implemented and work.

         Grant Park is a multiple-manager fund which employs several trading advisors, all employing proprietary, systematic trend following systems in various forms. Grant Park's trading advisors aim to exploit the tendency of markets to trend through the use of their proprietary systematic trading systems. These systems are strictly adhered to in all market scenarios. Since trend following is a reactive trading strategy rather than a predictive one, positions are entered into or exited from in reaction to price movement; there is no prediction of future price. If the trend is not confirmed, the position will be exited on a stop. However, if the trend is confirmed, positions may be increased depending on the momentum of the trend. Trends are not generally discovered until they are well established and not exited from until they are over. Because we don't know which markets will trend or when the trend will begin, the mechanisms are there to identify and capture the developing trends as they occur. It is this willingness to allow a trend to run its course and eventually reverse that can lead to gains in any particular market. During the second quarter of 2004, Grant Park was positioned to benefit significantly had existing trends continued. However, as mentioned earlier, there were significant trend reversals in most of the markets Grant Park was exposed to, resulting in the losses Grant Park experienced during the quarter.

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

         April was a difficult trading month for trend trading and our portfolio of traders in particular. Grant Park Class A Units were down 11.66% for the month and Class B Units were down 11.72% for the month. Major trends across several market sectors (which normally exhibit little correlation) reversed collectively as they were struck by three major fundamental factors. The first was surprisingly positive U.S. employment news. On the second day of the month it was announced that the U.S. economy added 308,000 new jobs during the month of March. Forecasts by economists were predicting an increase in the vicinity of 120,000. The workforce additions marked the biggest one-month increase in payrolls in four years. The second factor was the strength of the U.S. dollar, reflecting both a brightening U.S. economic outlook and the likelihood of a Federal Reserve rate hike occurring sooner than previously anticipated. Finally, the third factor was China's tightening of its monetary policy. The Chinese Central Bank raised its banking reserve requirements for the third time in nine months, amidst concerns that the torrid pace of economic growth would lead to excess capacity and inflation. With this action, the central bank was attempting to restrict and reduce bank lending, money supply growth, and potentially excessive rates of economic expansion. As a result, Grant Park incurred losses in both long U.S. and European interest rate futures. Prices for U.S. fixed income prices fell sharply as a result of the positive March labor report. In fact, within minutes of the release of the report, prices for 30-year bonds collapsed five full points, which was the biggest one-day drop in the history of the 30-year bond. A positive durable goods report released in the second week of the month added to the sell-off. European interest rate futures responded in kind. Additional losses were incurred in long positions in the metals markets, as precious and industrial metal prices plunged in response to the prospects of higher interest rates combined with a stronger U.S. dollar and further depressed by speculation that the Chinese central bank's new reserve requirements would reduce Chinese demand for industrial metals. The strong dollar and the Chinese central bank policy changes also put pressure on grain prices as well, generating additional losses in long positions in both corn and soybean markets. Equity markets also proved difficult. Grant Park posted losses in short positions in the FTSE, Dax, Nasdaq, and S&P 500. Long positions in the Hang Seng were also unprofitable. The only sector posting moderate gains for the month was long positions in the energy sector as prices rallied on OPEC's decision to lower output.

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

         Finishing a difficult quarter for Grant Park, June's performance was again negative. Class A Units were down 4.47% for the month while Class B Units were down 4.55%. June market conditions proved to be even more volatile than the difficult trend reversals in April and May. The lack of any sustained directional price patterns and significant short-term volatility created a very unfriendly environment for our trend following portfolio of traders. Losses were incurred across almost all trading sectors. Short positions across the bond yield curve here in the U.S. were largely unprofitable for the month as confusion reigned, as the path to higher rates in the U.S. remained unclear. Indications from Alan Greenspan early in the month led investors to believe the Fed was prepared to act decisively on inflations fears, causing a sell off. One week later, however, investors were surprised by lower than expected Consumer Price Index data, sending interest rates lower and prices higher. Additional losses were experienced in short British interest rate futures as concerns mounted that earlier rate hikes there were causing softness in the housing market, leading to speculation that the Bank of England may be less aggressive in announcing future rate hikes. Previously profitable long positions in the energy sector posted losses on news that OPEC decided to increase its production quotas as of August 1st. Prices continued to decline after the U.S.-led coalition restored Iraqi sovereignty two days ahead of schedule. Furthermore, trading in the currency markets was mixed for the month with the overall sector posting losses. Generally, major currencies have been caught in choppy (start-stop) ranges, a result of market uncertainty over how aggressively the Fed will raise interest rates. Profits were earned in the soft sector, in both cotton and sugar. Short positions in the cotton market profited amidst slack demand from China and bearish overall U.S. export numbers. Conversely, long positions in the sugar market were helped by a surprising USDA report noting that sugar stocks would be down an estimated 30.3 million tons, or 21%.

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

VALUE AT RISK BY MARKET SECTORS

         The following tables indicate the trading value at risk associated with Grant Park's open positions by market category as of June 30, 2005 and December 31, 2004 and the trading gains/losses by market category for the six months ended June 30, 2005 and the year ended December 31, 2004. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of June 30, 2005, Grant Park's net asset value was approximately $296.2 million. As of December 31, 2004, Grant Park's net asset value was approximately $289.7 million.

                                       AS OF JUNE 30, 2005

                                                                % OF TOTAL           TRADING
MARKET SECTOR                               VALUE AT RISK      CAPITALIZATION       GAIN/(LOSS)
----------------------------------------  ------------------ ------------------   ---------------
Interest Rates                            $      16,945,958         5.7%                8.8%
Stock Indices                                    13,811,619         4.7                (1.2)
Currencies                                        9,319,069         3.1                (2.3)
Energy                                            2,872,950         1.0                (2.3)
Metals                                            1,965,098         0.7                (2.1)
Softs                                             1,527,378         0.5                (0.1)
Agriculturals                                     1,179,860         0.4                 0.1
Meats                                               128,980         0.0                 0.0
                                          ------------------ ------------------   ---------------
Total                                     $      47,750,912        16.1%                0.9%
                                          ================== ==================   ===============

                                    AS OF DECEMBER 31, 2004

                                                                % OF TOTAL           TRADING
MARKET SECTOR                               VALUE AT RISK      CAPITALIZATION       GAIN/(LOSS)
----------------------------------------  ------------------ ------------------   ---------------
Stock Indices                             $      15,487,840         5.3%               (1.2)%
Interest Rates                                    8,943,877         3.1                (1.0)
Currencies                                        7,401,073         2.6                 1.3
Metals                                            3,211,874         1.1                (1.0)
Energy                                            2,164,690         0.7                 3.2
Softs                                             1,800,497         0.6                (1.0)
Agriculturals                                     1,252,525         0.4                 2.1
Meats                                               194,000         0.1                 0.3
                                          ------------------ ------------------   ---------------
Total                                     $      40,456,376        13.9%                2.7%
                                          ================== ==================   ===============

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

QUALITATIVE MARKET RISK

TRADING RISK

         The following were the primary trading risk exposures of Grant Park as of June 30, 2005, by market sector.

         Interest Rates

         Interest rate risk is the principal market exposure of Grant Park. Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park's profitability. Grant Park's primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries. However, Grant Park also takes futures positions on the government debt of smaller nations, such as Australia. The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future. As of June 30, 2005, Grant Park's interest rate exposure was predominantly long across the curve around the globe. The only exception to this was a minor short position in the shortest duration of Eurodollars.

         Stock Indices

         Grant Park's primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, and Australia. The stock index futures contracts currently traded by Grant Park are generally limited to futures on broadly based indices, although Grant Park may trade narrow-based stock index futures contracts in the future. As of June 30, 2005, Grant Park's primary exposures were in the Paris CAC-40 (long), Australian Index 200 (long), Hang Seng (long), FTSE (long), Taiwan (long), Nikkei (long), NASDAQ (long), S&P (long) and Euro Stoxx (long) stock indices. Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being "whipsawed" into numerous small losses.

         Currencies

         Exchange rate risk is a significant market exposure of Grant Park. Grant Park's currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future. As of June 30, 2005, Grant Park was positioned to benefit from the effects of a strengthening dollar against most major and minor currencies. The exceptions to this were long positions versus the U.S. dollar in the Canadian dollar and the Mexican peso.

         Energy

         Grant Park's primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia and Venezuela. As of June 30, 2005, the energy market exposure of Grant Park consisted of minor long positions in crude oil, natural gas and crude products. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

         Metals

         Grant Park's metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. As of June 30, 2005, long positions in gold accounted for Grant Park's metal exposure in the precious metals while minor long positions in copper and minor short positions in aluminum represented Grant Park's significant exposure in the base metals.


         Agricultural / Softs

         Grant Park's primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, sugar, orange juice and cotton accounted for Grant Park's long commodity exposure while small positions in hogs and cattle accounted for Grant Park's short positions as of June 30, 2005.

NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of Grant Park as of June 30, 2005.

         Foreign Currency Balances

         Grant Park's primary foreign currency balances are in Japanese yen, British pounds, euros and Australian dollars. The trading advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control Grant Park's non-trading risk.

         Cash Management

         Grant Park maintains a portion of its assets at its clearing brokers as well as at Lake Forest Bank & Trust Company. These assets, which may range from 5% to 25% of Grant Park's value, are held in U.S. Treasury securities and/or Treasury repurchase agreements. The balance of Grant Park's assets, which range from 75% to 95%, are invested in investment grade money market instruments purchased at Horizon Cash Management, LLC which are held in a separate, segregated account at Northern Trust Company. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on Grant Park's cash management income.


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

--------------------------------------------------------------------------------

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

         There was no change in Grant Park's internal control over financial reporting in the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, Grant Park's internal control over financial reporting.


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

         Class A Limited Partnership Units and Class B Limited Partnership Units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. The close of business on July 31, 2003 marked the initial closing date of the public offering. The lead selling agents for the offering are UBS Financial Services Inc., A.G. Edwards & Sons, Inc. and Oppenheimer & Co. Inc. As of the close of business on April 1, 2005, the Class A Limited Partnership Units were offered at $1,067.72 with 318.15 units being sold, and the Class B Limited Partnership Units were offered at $951.89 with 6,002.40 units being sold. As of the close of business on May 1, 2005, the Class A Limited Partnership Units were offered at $1,013.84 with 1,464.69 units being sold, and the Class B Limited Partnership Units were offered at $903.14 with 5,205.85 units being sold. As of the close of business on June 1, 2005, the Class A Limited Partnership Units were offered at $1,054.18 with 429.72 units being sold, and the Class B Limited Partnership Units were offered at $938.32 with 5,263.01 units being sold. Expenses incurred in connection with the organization and offering of the units, which are paid by the general partner and then reimbursed by Grant Park on a monthly basis (with such reimbursement limited to 0.2% annually of the net asset value of the Class A Units, and 0.9% annually (through August 31, 2005) and 0.6% annually (after September 1, 2005) of the net asset value of the Class B Units) amounted to a total of approximately $223,300 for the three months ended June 30, 2005. The proceeds of the offering are deposited in Grant Park's bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park's trading policies and its trading advisors' respective trading strategies.

                      ISSUER PURCHASES OF EQUITY SECURITIES

(e) The following table provides information regarding the total Class A and Class B units redeemed by Grant Park during the three months ended June 30, 2005.

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
                 UNITS       PRICE PAID      UNITS       PRICE PAID     PUBLICLY ANNOUNCED            THE
   PERIOD       REDEEMED      PER UNIT      REDEEMED      PER UNIT     PLANS OR PROGRAMS(1)    PLANS/PROGRAM(1)
------------- ------------- ------------- ------------- ------------- ----------------------- --------------------

04/01/05        3,925.34     $1,013.84      2,130.71      $903.14            6,056.05                 (2)
through
04/30/05

05/01/05        1,574.46     $1,054.18      3,731.06      $938.32            5,305.52                 (2)
through
05/31/05

06/01/05        2,380.10     $1,074.15      2,914.99      $955.33            5,295.09                 (2)
through         --------     ---------      --------      -------           ---------                 --
06/30/05

TOTAL           7,879.90     $1,047.39      8,776.76      $932.26           16,656.66                 (2)
                ========     =========      ========      =======           =========                 ==

----------------------
(1) As previously disclosed, pursuant to Grant Park's Limited Partnership Agreement, investors in Grant Park may redeem their units for an amount equal to the net asset value per unit at the close of business on the last business day of any calendar month if at least 10 days prior to the redemption date, or at an earlier date if required by the investor's selling agent, the General Partner receives a written request for redemption from the investor. The General Partner may permit earlier redemptions in its discretion.

(2) Not determinable.

------------------------------------------------------------------------------------------------------------------

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




--------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GRANT PARK FUTURES FUND
                                        LIMITED PARTNERSHIP


Date:  July 26, 2005                    by:  Dearborn Capital Management, L.L.C.
                                             its general partner

                                             By:  /s/ David M. Kavanagh
                                                  ------------------------------
                                                  David M. Kavanagh
                                                  President
                                                  (principal executive officer)

                                             By:  /s/ Maureen O'Rourke
                                                  ------------------------------
                                                  Maureen O'Rourke
                                                  Chief Financial Officer
                                                  (principal financial and
                                                  accounting officer)



--------------------------------------------------------------------------------