Form 10-Q/A
period 2005-06-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2005-08-08
CIK 845698

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

                                (Amendment No. 1)

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

                         EXPLANATORY NOTE TO FORM 10-Q/A

This Form 10-Q/A of Grant Park Futures Fund for the quarter ended June 30, 2005 is being filed solely to correct a typographical error included in the table in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" that sets forth Grant Park's trading gains or losses by sector for the periods presented. The numbers reflected in the table under the column heading "Three Months Ended June 30, 2004", and in the line item captioned "Total" under the column heading "Six Months Ended June 30, 2004", were incorrect in Grant Park's initial second quarter 2005 Form 10-Q filed with the Securities and Exchange Commission (the "SEC") on July 26, 2005. The revised, corrected numbers have been included in this amendment filing. There have been no other revisions or changes to the report as previously filed with the SEC on July 26, 2005. Accordingly, only the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the report is being included in this amendment filing, and this amendment is not intended to amend any other information presented in the Form 10-Q as originally filed.

This amendment filing does not reflect events occurring after the filing of Grant Park's second quarter 2005 Form 10-Q on July 26, 2005 and does not modify or update the disclosure therein in any way other than as required to reflect the corrections discussed above.

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

                                                                                     % GAIN(LOSS)
                                                          -----------------------------------------------------------------------
                                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                       JUNE 30                              JUNE 30
---------------------------------------------------------------------------------------------------------------------------------
SECTOR                                                                2005             2004             2005           2004
---------------------------------------------------------------------------------------------------------------------------------
Interest Rates                                                         7.6%            (6.2)%            8.8%          (3.6)%
Currencies                                                             2.0             (3.7)            (2.3)          (5.0)
Stock Indices                                                         (0.7)            (2.9)            (1.2)          (3.2)
Energy                                                                (3.2)             0.3             (2.3)           1.2
Agriculturals                                                         (0.9)            (2.3)             0.1            2.4
Metals                                                                (1.5)            (2.7)            (2.1)           0.2
Softs                                                                 (0.8)            (1.0)            (0.1)          (1.0)
Meats                                                                  0.1              0.1              0.0            0.2
Miscellaneous                                                         (0.3)             0.3             (0.1)          (0.3)
                                                          -----------------   --------------   --------------  -------------
Total                                                                  2.3%           (18.1)%            0.8%          (9.1)%
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

                                        GRANT PARK FUTURES FUND
                                        LIMITED PARTNERSHIP


Date:  August 8, 2005                   by:  Dearborn Capital Management, L.L.C.
                                             its general partner

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