Form 10-Q
period 2005-09-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2005-11-14
CIK 845698

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

================================================================================

                   GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

                        QUARTER ENDED SEPTEMBER 30, 2005

                                      INDEX

PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements                                                                             1

               Statements of Financial Condition as of September 30, 2005 (unaudited)                           1
                  and December 31, 2004 (audited)

               Condensed Schedule of Investments as of September 30, 2005 (unaudited)                           2

               Condensed Schedule of Investments as of December 31, 2004 (audited)                              3

               Statements of Operations for the three months and nine months ended                              4
                  September 30, 2005 and 2004 (unaudited)

               Statements of Changes in Partners' Capital (Net Asset Value)                                     5
                  for the nine months ended September 30, 2005 (unaudited)

               Notes to Financial Statements (unaudited)                                                        6

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           11

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                      17

      Item 4.  Controls and Procedures                                                                         21

PART II - OTHER INFORMATION                                                                                    21

      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                     21

      Item 6.  Exhibits                                                                                        23

SIGNATURES                                                                                                     24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

STATEMENTS OF FINANCIAL CONDITION

                                                                                           SEPTEMBER 30,  DECEMBER 31,
                                                                                               2005          2004
                                                                                           -------------  ------------
                                                                                            (UNAUDITED)
ASSETS

Equity in brokers' trading accounts:
   U.S. Government securities, at market value........................................     $ 67,842,920   $ 57,437,059
   Cash...............................................................................      (13,271,957)       943,051
   Unrealized gain on open contracts, net.............................................       17,295,896      4,511,895
                                                                                           ------------   ------------
     Deposits with broker.............................................................       71,866,859     62,892,005

Cash and cash equivalents.............................................................      237,042,431    240,897,745
Interest receivable...................................................................          766,952        842,052
                                                                                           ------------   ------------
     TOTAL ASSETS.....................................................................     $309,676,242   $304,631,802
                                                                                           ============   ============
LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Brokerage commission payable.......................................................     $  1,818,479   $  1,813,714
   Accrued incentive fees.............................................................               --      1,529,181
   Organization and offering costs payable............................................          132,745        178,827
   Accrued operating expenses.........................................................           63,462         85,541
   Pending partner additions..........................................................        4,369,480      9,831,841
   Redemptions payable................................................................        6,058,726      1,538,667
                                                                                           ------------   ------------
     TOTAL LIABILITIES................................................................       12,442,892     14,977,771
                                                                                           ------------   ------------
Partners' Capital
   General Partner (2,802.11 and 2,512.60 units outstanding at September 30, 2005 and
     December 31, 2004, respectively).................................................        3,008,032      2,772,714
   Limited Partners
     Class A (50,869.80 and 60,634.01 units outstanding at September 30, 2005 and
        December 31, 2004, respectively)..............................................       54,608,139     66,911,179
     Class B (251,554.68 and 223,055.67 units outstanding at September 30, 2005 and
        December 31, 2004, respectively)..............................................      239,617,179    219,970,138
                                                                                           ------------   ------------
        TOTAL PARTNERS' CAPITAL.......................................................      297,233,350    289,654,031
                                                                                           ------------   ------------
        TOTAL LIABILITIES AND PARTNERS' CAPITAL.......................................     $309,676,242   $304,631,802
                                                                                           ============   ============

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

                                                UNREALIZED                  UNREALIZED                      NET
                                                GAIN/(LOSS)     PERCENT     GAIN/(LOSS)       PERCENT    UNREALIZED       PERCENT
                                   EXPIR-         ON OPEN         OF          ON OPEN           OF       GAIN/(LOSS)        OF
                                   ATION            LONG       PARTNERS'       SHORT         PARTNERS'     ON OPEN       PARTNERS'
                                   DATES         CONTRACTS      CAPITAL      CONTRACTS        CAPITAL     CONTRACTS       CAPITAL
                                   -----        -----------    --------     -----------      --------    -----------     --------
FUTURES CONTRACTS
U.S. Futures Positions:
   Currencies..................                 $(1,272,170)    (0.4)%      $2,130,940         0.7%      $   858,770        0.3%
   Energy......................                   3,805,671      1.3%                -         *           3,805,671        1.3%
   Grains......................                     224,620      *             356,508         0.1%          581,128        0.2%
   Interest rates..............                    (321,206)    (0.1)%         487,054         0.1%          165,848        *
   Meats.......................                      98,423      *             (29,660)        *              68,763        *
   Metals......................                   1,460,305      0.5%         (191,900)        *           1,268,405        0.4%
   Soft commodities............                   1,703,983      0.6%          449,016         0.1%        2,152,999        0.7%
   Stock indices...............                     167,190      *             (86,791)        *              80,399        *
                                                -----------                 ----------                   -----------
Total U.S. Futures Positions...                   5,866,816                  3,115,167                     8,981,983

Foreign Futures Positions:
   Energy......................                     141,570      *                   -         *             141,570        *
   Interest rates..............                  (1,087,629)    (0.4)%       1,028,521         0.4%          (59,108)       *
    Metal......................                   1,249,443      0.4%         (351,223)       (0.1)%         898,220        0.3%
   Soft commodities............                        (381)     *             (24,188)        *             (24,569)       *
   Nikkei stock index..........     12/05         3,719,578      1.3%                -         *           3,719,578        1.3%
   Other stock indices.........                   2,497,065      0.8%          (13,440)        *           2,483,625        0.8%
                                                -----------                 ----------                   -----------
Total Foreign Futures
   Positions...................                   6,519,646                    639,670                     7,159,316
                                                -----------                 ----------                   -----------
TOTAL FUTURES CONTRACTS........                 $12,386,462                 $3,754,837                   $16,141,299
                                                -----------                 ----------                   -----------
FORWARD CONTRACTS
   Currencies..................                 $   826,686      0.3%       $  327,911         0.1%      $ 1,154,597        0.4%
                                                -----------                 ----------                   -----------
TOTAL FUTURE AND FORWARD
   CONTRACTS...................                 $13,213,148                 $4,082,748                   $17,295,896
                                                ===========                 ==========                   ===========

--------------------------------
* Percentage is less than 0.1% of partners' capital.


U.S. Government Securities:

                                                                                          PERCENT OF
FACE VALUE                                                                VALUE        PARTNERS' CAPITAL
----------                                                              -----------    -----------------
$68,000,000      U.S. Treasury Bills, October 27, 2005                  $67,842,920           22.8%
                                                                        -----------
                 Total U.S. Government Securities (cost $67,841,204)    $67,842,920
                                                                        ===========

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2004


                                                            UNREALIZED   UNREALIZED        NET
                                                            GAIN/(LOSS)  GAIN/(LOSS)    UNREALIZED
                                                             ON OPEN      ON OPEN       GAIN/(LOSS)
                                                              LONG         SHORT         ON OPEN
                                                            CONTRACTS    CONTRACTS      CONTRACTS
                                                            ----------   ----------     ----------
FUTURES CONTRACTS *
U.S. Futures Positions:
   Currencies...........                                   $   684,199   $     2,981        687,180
   Energy...............                                             -       453,758        453,758
   Grains...............                                        13,245       (90,050)       (76,805)
   Interest rates.......                                       (71,700)      186,450        114,750
   Meats................                                       113,140             -        113,140
   Metals...............                                      (603,600)       48,505       (555,095)
   Soft commodities.....                                     1,408,061       (58,098)     1,349,963
   Stock indices........                                     2,205,125       (12,170)     2,192,955
                                                            ----------     ----------   -----------
Total U.S. Futures
   Positions............                                     3,748,470       531,376      4,279,846

Foreign Futures Positions:
   Energy...............                                           187        66,220         66,407
   Interest rates.......                                       419,624        (4,782)       414,842
   Metals...............                                     2,036,320    (1,447,590)       588,730
   Soft commodities.....                                             -         3,396          3,396
   Stock indices........                                     2,707,305             -      2,707,305
                                                           -----------   -----------    -----------
Total Foreign Futures
   Positions............                                     5,163,436    (1,382,756)     3,780,680
                                                           -----------   -----------    -----------
TOTAL FUTURES CONTRACTS.                                   $ 8,911,906      (851,380)   $ 8,060,526
                                                           -----------   -----------    -----------
FORWARD CONTRACTS, *
   Currencies...........                                   $ 2,755,856   $(6,304,487)   $(3,548,631)
                                                           -----------   -----------    -----------
TOTAL FUTURES AND
   FORWARD CONTRACTS....                                   $11,667,762   $(7,155,867)   $ 4,511,895
                                                           ===========   ===========    ===========

--------------------------------
* Total long futures contracts, short futures contracts, long forward contracts and short forward contracts are 3.1%, 0.3%, 1.0% and 2.2% of partners' capital, respectively. No futures and forward contract positions constituted greater than 1 percent of partners' capital. Accordingly, the number of contracts and expiration dates are not presented.



U.S. Government Securities:

                                                                                      PERCENT
                                                                                        OF
                                                                                     PARTNERS'
    FACE VALUE                                                        VALUE           CAPITAL
------------------                                                 -----------       ---------
   $57,516,000      U.S. Treasury Bills, January 27, 2005          $57,437,059         19.8%
                                                                   -----------
                    Total U.S. Government Securities (cost
                    $57,444,344)                                   $57,437,059
                                                                   ===========

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS


                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                           --------------------------------       --------------------------------
                                              2005                2004               2005              2004
                                           ------------       -------------       ------------       -------------
INCOME
  Trading gains (losses)
    Realized........................       $(1,477,297)       $(13,944,593)       $(6,555,544)       $(36,334,285)
    Change in unrealized............         5,276,216          12,641,237         12,784,001           6,348,069
                                           -----------        ------------        -----------        ------------
      Net gains/(losses) from
        trading.....................         3,798,919          (1,303,356)         6,228,457         (29,986,216)
    Interest income.................         2,282,772             895,521          5,936,671           1,775,785
                                           -----------        ------------        -----------        ------------
      TOTAL INCOME/(LOSS)...........         6,081,691            (407,835)        12,165,128         (28,210,431)
                                           -----------        ------------        -----------        ------------
EXPENSES
    Brokerage commission............         6,013,052           4,665,385         17,726,072          10,942,657
    Incentive fees..................                --             528,202          1,643,675           2,234,926
    Operating expenses..............           239,781             202,900            755,858             550,351
                                           -----------        ------------        -----------        ------------
      TOTAL EXPENSES................         6,252,833           5,396,487         20,125,605          13,727,934
                                           -----------        ------------        -----------        ------------
      NET INCOME/(LOSS).............       $  (171,142)       $ (5,804,322)       $(7,960,477)       $(41,938,365)
                                           ===========        ============        ===========        ============

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                                                LIMITED PARTNERS            LIMITED PARTNERS
                                                            ----------------------    ---------------------------
                                     GENERAL PARTNER               CLASS A                       CLASS B
                                   ---------------------    ----------------------    ---------------------------
                                    NUMBER                    NUMBER                     NUMBER                        TOTAL
                                   OF UNITS     AMOUNT       OF UNITS     AMOUNT        OF UNITS        AMOUNT         AMOUNT
                                   --------   ----------    ----------  ----------    ------------  -------------    ------------
Partners' capital,
   December 31, 2004.....          2,512.60   $2,772,714    60,634.01  $66,911,179     223,055.67   $219,970,138     $289,654,031
   Contributions.........            190.21      205,000     2,659.95    2,913,020      21,242.39     20,342,052       23,460,072
   Redemptions...........                --           --    (3,620.81)  (3,848,370)     (5,710.75)    (5,413,043)      (9,261,413)
   Offering costs........                --           --           --      (34,432)            --       (505,595)        (540,027)
   Net income/(loss).....                --      (91,867)          --   (2,227,014)            --     (7,284,223)      (9,603,104)
                                   --------   ----------    ---------  -----------     ----------   ------------     ------------
Partners' capital,
   March 31, 2005
     (unaudited).........          2,702.81    2,885,847    59,673.15   63,714,383     238,587.31    227,109,329      293,709,559
   Contributions.........             47.44       50,000     2,165.12    2,227,659      16,471.26     15,353,597       17,631,256
   Redemptions...........                --           --    (7,879.90)  (8,196,005)     (8,776.76)    (8,210,022)     (16,406,027)
   Offering costs........                --           --           --      (31,979)            --       (522,608)        (554,587)
   Net income/(loss).....                --       18,328           --      245,163             --      1,550,278        1,813,769
                                   --------   ----------    ---------  -----------     ----------   ------------     ------------
Partners' capital,
   June 30, 2005
   (unaudited)...........          2,750.25    2,954,175    53,958.37   57,959,221     246,281.81    235,280,574      296,193,970
   Contributions.........             51.86       50,000     1,776.33    1,896,067      17,908.92     16,976,748       18,927,815
   Redemptions...........                --           --    (4,864.90)  (5,213,324)    (12,636.05)   (11,990,283)     (17,203,607)
   Offering costs........                --           --           --      (30,483)            --       (483,203)        (513,686)
   Net income/(loss).....                --       (1,143)          --       (3,342)            --       (166,657)        (171,142)
                                   --------   ----------    ---------  -----------     ----------   ------------     ------------
Partners' capital,
   September 30, 2005
   (unaudited)...........          2,802.11   $3,008,032    50,869.80  $54,608,139     251,554.68   $239,617,179     $297,233,350
                                   ========   ==========    =========  ===========     ==========   ============     ============
Net asset value per unit
   at January 1, 2005....                                              $  1,103.53                  $     986.17
                                                                       ===========                  ============
Decrease in net asset
   value per unit for
   the period January 1
   to September 30,
   2005 (unaudited)......                                                   (30.04)                       (33.62)
                                                                       ===========                  ============
Net asset value per unit
   at September 30, 2005
   (unaudited)...........                                              $  1,073.49                  $     952.55
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

         Offerings of securities and use of proceeds: On June 30, 2003, the SEC declared effective the Partnership's Registration Statement on Form S-1 (Reg. No. 333-104317), pursuant to which the Partnership registered for public offering $20 million in aggregate amount of Class A Limited Partnership Units and $180 million in aggregate amount of Class B Limited Partnership Units. Also as of June 30, 2003, the Partnership adopted the Third Amended and Restated Limited Partnership Agreement. The Partnership subsequently registered up to an additional $200 million in aggregate of Class A and Class B units for sale on a Registration Statement on Form S-1 (Reg. No. 333-113297) on March 30, 2004, and an additional $700 million in aggregate of Class A and Class B units for sale on a Registration Statement on Form S-1 (File No. 333-119338) on December 1, 2004 (the "Registration Statement").

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

         Presentation of financial information: The financial statements include the accounts of the Partnership. In our opinion, the accompanying interim, unaudited, financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005 and the results of operations for the three and nine months ended September 30, 2005 and 2004.

         The Partnership considers the following accounting policies as significant to it:

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

         Organization and offering costs: All expenses incurred in connection with the organization and the initial and ongoing public offering of partnership interests are paid by Dearborn Capital Management, L.L.C. ("General Partner") and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. Class A units bear organization and offering expenses at an annual rate of 20 basis points (0.20 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets. Through August 31, 2005, Class B units incurred these expenses at an annual rate of 90 basis points (0.90 percent). Effective September 1, 2005, the annual rate was decreased to 60 basis points (0.60 percent) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted assets. "Adjusted net assets" is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership does not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses are charged against partners' capital at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At September 30, 2005, all organization and offering costs incurred by the General Partner have been reimbursed.

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

NOTE 2.  DEPOSITS WITH BROKER

         The Partnership deposits assets with a broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such broker. The Partnership earns interest income on its assets deposited with the broker.

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

         Through August 31, 2005, the Partnership paid the General Partner a monthly brokerage commission equal to one twelfth of 7.75 percent (7.75 percent annualized) and effective September 1, 2005, one twelfth of 7.55 percent (7.55 percent annualized) of month-end net assets for Class A units. The Class B units pay the General Partner one twelfth of 8.00 percent (8.00 percent annualized) of month-end net assets. Included in the brokerage commission are amounts paid to the clearing brokers for execution and clearing costs, management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered.

NOTE 5.  OPERATING EXPENSES

         Through August 31, 2005, operating expenses of the Partnership were limited to 0.35 percent per year of the average month-end net assets of the Partnership. Effective September 1, 2005, these expenses are limited to 0.25 percent per year of the average month-end net assets of the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership's average month-end net assets during the year, the difference will be reimbursed pro rata to record-holders as of December 31 of each year.

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


                                                           THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                          ---------------------------------     --------------------------------
                                                              2005               2004               2005                2004
                                                          ------------       -----------        ------------        ------------
                                                                    (UNAUDITED)                            (UNAUDITED)
Total return - A Units                                       (0.06)%             (2.64)%            (2.72)%            (16.87)%
Total return - B Units                                       (0.29)%             (2.86)%            (3.41)%            (17.41)%
Ratios as a percentage of average net assets:
   Interest income *                                          3.10 %              1.65 %             2.73 %              1.48 %
   Expenses *                                                 8.48 %              9.92 %             9.26 %             11.42 %

*Annualized

         The interest income and total expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and nine months ended September 30, 2005 and 2004 (annualized).

         The following per unit performance calculations reflect activity related to the Partnership for the period January 1, 2005 to September 30, 2005.


                                                                         A UNITS         B UNITS
                                                                        ---------        -------
Per Unit Performance
   (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period..............           $1,103.53        $986.17
                                                                        ---------        -------
Income (loss) from operations:
   Net realized and change in unrealized gain/(loss) from
      trading................................................               22.20          19.16
   Expenses net of interest income...........................              (50.61)        (46.50)
                                                                        ---------        -------
      Total income/(loss) from operations....................              (28.41)        (27.34)
Organization and offering costs..............................               (1.63)         (6.28)
                                                                        ---------        -------
Net asset value per unit at end of period....................           $1,073.49        $952.55
                                                                        =========        =======

--------------------------------
        Expenses net of interest income per unit and organization and offering costs per unit are calculated by dividing the expenses net of interest income and organization and offering costs by the average number of units outstanding during the period from January 1, 2005 to September 30, 2005. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

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

         Net trading results from derivatives for the three and nine months ended September 30, 2005 and 2004, are reflected in the statements of operations. Such trading results reflect the net gain arising from the Partnership's speculative trading of futures contracts, options on futures contracts, and forward contracts.

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

NOTE 9.  SUBSEQUENT EVENT

         From October 1, 2005 to November 14, 2005, there were aggregate contributions to and redemptions from the Partnership totaling approximately $9,561,000 and $4,217,000, respectively.

         In early October 2005, one of the Partnership's clearing brokers, Refco, Inc., announced its discovery of certain accounting irregularities relating to certain related party transactions involving alleged fraud on the part of Refco's former chief executive officer. Subsequent to Refco's discovery and announcement of these facts, on October 17, 2005, Refco, Inc. and certain of its affiliates filed for bankruptcy protection. At the time of Refco's bankruptcy filing, the Partnership had approximately 12% of its assets on deposit in separate, segregated accounts at two of Refco's regulated entities which were not included in the bankruptcy filing. In light of these events, the General Partner terminated all clearing relationships with Refco, Inc. and its affiliates, and engaged Man Financial, Inc. ("Man"), a subsidiary of ED&F Man, to act as one of its clearing brokers, along with its other existing broker, UBS Financial Services, Inc. Effective November 1, 2005, all of the Partnership's assets previously held at Refco had been transferred to Man.

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

         Grant Park invests through independent professional commodity trading advisors retained by the general partner. Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Company, or ETC, Graham Capital Management, L.P., Winton Capital Management Limited and Saxon Investment Corporation serve as Grant Park's commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of September 30, 2005, the general partner allocated Grant Park's net assets among the trading advisors as follows: 20% to Rabar, 22% to EMC, 9% to ETC, 21% to Graham, 19% to Winton and 9% to Saxon. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

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

CRITICAL ACCOUNTING POLICIES

         Grant Park's most significant accounting policy is the valuation of its assets invested in U.S. and international futures and forward contracts, options contracts and other interests in commodities. The substantial majority of the investments are exchange-traded contracts, valued based upon exchange settlement prices. The remainder of its investments are non-exchange-traded contracts with valuation of those investments based on third-party quoted dealer values on the Interbank market. With the valuation of the investments easily obtained, there is little or no judgment or uncertainty involved in the valuation of investments, and accordingly, it is unlikely that materially different amounts would be reported under different conditions using different but reasonably plausible assumptions. Grant Park's significant accounting policies are described in detail in Note 1 of the Financial Statements.

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

RESULTS OF OPERATIONS

         Grant Park's net return, which consists of Grant Park's trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the quarter ended September 30, 2005 was approximately (0.1)% for the Class A units and (0.3)% for the Class B units. The net asset value at September 30, 2005 was approximately $297.2 million, at December 31, 2004 was approximately $289.7 million and at September 30, 2004 was approximately $240.2 million.

         The table below sets forth Grant Park's trading gains or losses by sector for the three and nine month periods ended September 30, 2005 and 2004.


                                                                                           % GAIN(LOSS)
                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          SEPTEMBER 30                        SEPTEMBER 30
                                                                  ------------------------------     ----------------------------
SECTOR                                                                2005              2004             2005            2004
---------------------------------------------------------         ------------      ------------     ------------    ------------
Interest Rates                                                        (9.0)%            0.6%            (0.5)%         (3.0)%
Currencies                                                            (1.2)            (2.3)            (3.4)          (7.0)
Stock Indices                                                          5.9             (2.0)             4.6           (5.1)
Energy                                                                 6.0              2.2              3.7            3.4
Agriculturals                                                         (0.6)             0.5             (0.4)           2.9
Metals                                                                 0.1              0.6             (2.0)           0.9
Softs                                                                  0.4             (0.1)             0.2           (1.1)
Meats                                                                  0.0              0.0             (0.1)           0.2
Miscellaneous                                                         (0.3)            (0.3)            (0.1)          (0.6)
                                                          -----------------   --------------   --------------  -------------
Total                                                                  1.3%            (0.8)%            2.0%          (9.4)%
                                                          =================   ==============   ==============  =============

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

         For the three months ended September 30, 2005, Grant Park had a negative return of approximately 0.1% for the Class A units and 0.3% for the Class B units. On a combined unit basis prior to expenses, approximately 1.3% resulted from trading gains and approximately 0.7% was due to interest income. These gains were offset by approximately 2.3% in brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2004, Grant Park had a negative return of approximately 2.6% for the Class A units and 2.9% for the Class B units. On a combined unit basis prior to expenses, approximately 0.8% resulted from trading losses and approximately 0.4% was due to interest income. These trading losses were increased by approximately 2.4% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

         For the nine months ended September 30, 2005, Grant Park had a negative return of approximately 2.7% for the Class A units and 3.4% for the Class B units. On a combined unit basis prior to expenses, approximately 2.0% resulted from trading gains and approximately 2.0% was due to interest income. These gains were offset by approximately 7.3% in brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2004, Grant Park had a negative return of approximately 16.9% for the Class A units and 17.4% for the Class B units. On a combined unit basis prior to expenses, approximately 9.4% resulted from trading losses and approximately 0.9% was due to interest income. These trading losses were increased by approximately 8.7% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

         Nine months ended September 30, 2005

         The third quarter of 2005 ended with Grant Park Class A units down 0.06% on the quarter while the Class B units were down 0.29% on the quarter. This followed a second quarter in which performance was also essentially flat. The quarter was characterized by choppy sideways trading for Grant Park overall, as performance fluctuated between +2% and -2% before settling approximately unchanged for the quarter.

         July started the quarter with negative performance as long positions in the long end of the yield curve were hit hard. A series of positive economic reports around the globe coupled with strong corporate earnings sent bond prices lower globally. July's losses were made up in August due primarily to the energy sector. Long positions in energies rallied significantly into month end as Hurricane Katrina roared through the Gulf of Mexico, shutting down refinery and distribution facilities in all of these markets which sent energy prices soaring. September ended the month on a flat note as unprofitable long positions in the long end of the yield curve were affected by profitable positions in the stock indices and metals.

         Key trading developments for Grant Park during the first nine months of 2005 include the following:

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

         July performance was negative for Grant Park. Class A units were down 1.96% for the month while Class B units were down 2.03%. Significant losses were incurred in the interest rate sector. Losses were partially offset by gains in the stock index and energy sectors. Performance for the remaining sectors was relatively flat for the month. European bonds initially rallied on flight-to-quality buying after the July 7th London terror attacks, but drifted lower as the perceived threat diminished. Long positions continued to suffer as strong French economic data lowered expectations that the European Central Bank would be cutting interest rates in the near future. Long positions in Japanese Government bonds also contributed to losses in the sector, as positive economic news and strong corporate earnings sent bond prices lower. The Japanese government reported its unemployment rate dropped to 4.2 percent, a seven-year low. Profits were generated in long positions in European equities, which rallied amid hopes that a stronger U.S. dollar would prove beneficial to exporters. Additional profits were earned in long positions in the energy sector, as prices continued to rise amidst worries of hurricane-related disruptions to production and shipping facilities in the Gulf of Mexico.

         Grant Park posted profits in August. Class A units were up by 1.97% for the month and Class B units posted a 1.89% profit. Positions in the energy sector were responsible for the majority of gains while losses were experienced in the currency and fixed income sectors. Long positions in the energy sector enjoyed solid gains. Prices strengthened throughout the month, initially on concerns that the death of King Fahd of Saudi Arabia would lead to instability in the Middle East. At the end of the month, prices soared as Hurricane Katrina caused a virtual shutdown of production facilities and refineries in the affected region. Grant Park's short positions in European currencies incurred losses. The U.S. dollar weakened amid concerns that the U.S. economy may be slowing. Speculation that the European Central Bank would refrain from lowering interest rates also caused the euro to rise. Short positions in short-term U.S. interest rate futures also incurred losses, as Eurodollar futures rallied on worries that Hurricane Katrina and higher energy prices could adversely impact U.S. economic growth.

         Performance for Grant Park was relatively flat for the month of September. Class A units were down 0.04% for the month while Class B units were down 0.11%. Losses were largely attributed to the interest rate sector, while positions in stock indices, currencies, metals and the agricultural/soft commodities were profitable. Positions in the energies provided mixed results with the sector as a whole reflecting a flat month. Inflationary concerns dealt a blow to long positions in the interest rate sector as prices weakened both at home and abroad. Additionally, the initial feeling that the U.S. Federal Reserve may hold off on any rate increases until they determine the economic impact of both Hurricane Katrina and Rita proved mistaken as they raised rates another quarter point on September 20th. As a result, the sell-off in treasuries dragged bond markets down across the globe. Long positions in stock indices enjoyed a positive month, especially for positions in the Nikkei and Hang Seng. News of the landslide victory by Koizumi's Liberal Democratic Party in Japan spurred investors to push the index over 13,000, touching four-year highs. Modest profits were generated in the currency sector, in particular to long positions in the Canadian and Australian dollars, which rallied along side the U.S. dollar. Long positions in gold also contributed to gains for the month, with prices rallying over $34 for the month to close the December futures contract at $472.30 per ounce. Finally, long positions in the energy sector provided mixed results with long crude oil positions posting losses and long natural gas and unleaded gas positions posting gains. Supply concerns for the refined products remained the dominant factor throughout the month.

         Nine months ended September 30, 2004

         The third quarter of 2004 continued the losses sustained in the second quarter as Grant Park Class A units declined 2.6% and Class B units declined 2.9%. Fortunately, volatility in the markets subsided as the quarter progressed. After starting the quarter with another losing month, some normalcy returned to the markets and Grant Park finished the quarter with a positive month. The overriding theme of the quarter was a lack of direction and a significant reduction in the violent random volatility the futures markets had been experiencing in the previous quarter. Despite interest rate hikes by the Federal Reserve earlier in the quarter, interest rate contracts perversely began to rally by quarter's end resulting in losses. Energy prices experienced significant choppiness but eventually finished the quarter at their all time highs. Additionally, both the U.S. dollar and the metals also experienced choppiness throughout the quarter but ended at or near the extremes of their moves.

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

         Finishing a difficult quarter for Grant Park, June's performance was again negative. Class A Units were down 4.47% for the month while Class B Units were down 4.55%. June market conditions proved to be even more volatile than the difficult trend reversals in April and May. The lack of any sustained directional price patterns and significant short-term volatility created a very unfriendly environment for our trend following portfolio of traders. Losses were incurred across almost all trading sectors. Short positions across the bond yield curve here in the U.S. were largely unprofitable for the month as confusion reigned, as the path to higher rates in the U.S. remained unclear. Indications from Alan Greenspan early in the month led investors to believe the Fed was prepared to act decisively on inflation fears, causing a sell off. One week later, however, investors were surprised by lower than expected Consumer Price Index data, sending interest rates lower and prices higher. Additional losses were experienced in short British interest rate futures as concerns mounted that earlier rate hikes there were causing softness in the housing market, leading to speculation that the Bank of England may be less aggressive in announcing future rate hikes. Previously profitable long positions in the energy sector posted losses on news that OPEC decided to increase its production quotas as of August 1st. Prices continued to decline after the U.S.-led coalition restored Iraqi sovereignty two days ahead of schedule. Furthermore, trading in the currency markets was mixed for the month with the overall sector posting losses. Generally, major currencies have been caught in choppy (start-stop) ranges, a result of market uncertainty over how aggressively the Fed will raise interest rates. Profits were earned in the soft sector, in both cotton and sugar. Short positions in the cotton market profited amidst slack demand from China and bearish overall U.S. export numbers. Conversely, long positions in the sugar market were helped by a surprising USDA report noting that sugar stocks would be down an estimated 30.3 million tons, or 21%.

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

VALUE AT RISK BY MARKET SECTORS

         The following tables indicate the trading value at risk associated with Grant Park's open positions by market category as of September 30, 2005 and December 31, 2004 and the trading gains/losses by market category for the nine months ended September 30, 2005 and the year ended December 31, 2004. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of September 30, 2005, Grant Park's net asset value was approximately $297.2 million. As of December 31, 2004, Grant Park's net asset value was approximately $289.7 million.


                            AS OF SEPTEMBER 30, 2005

                                                                   % OF TOTAL          TRADING
MARKET SECTOR                                  VALUE AT RISK     CAPITALIZATION      GAIN/(LOSS)
----------------------------------------       -------------     --------------      -----------
Stock Indices                                   $10,564,949           3.6%                4.6%
Currencies                                        7,346,632           2.5                (3.4)
Interest Rates                                    5,339,084           1.8                (0.5)
Energy                                            4,390,875           1.5                 3.7
Metals                                            3,268,321           1.1                (2.0)
Softs                                             1,608,684           0.5                 0.2
Agriculturals                                       918,670           0.3                (0.4)
Meats                                               117,800           0.0                (0.1)
                                                -----------          ----                ----
Total                                           $33,555,015          11.3%                2.1%
                                                ===========          ====                ====

                             AS OF DECEMBER 31, 2004

                                                                   % OF TOTAL          TRADING
MARKET SECTOR                                  VALUE AT RISK     CAPITALIZATION      GAIN/(LOSS)
----------------------------------------       -------------     --------------      -----------
Stock Indices                                   $15,487,840           5.3%               (1.2)%
Interest Rates                                    8,943,877           3.1                (1.0)
Currencies                                        7,401,073           2.6                 1.3
Metals                                            3,211,874           1.1                (1.0)
Energy                                            2,164,690           0.7                 3.2
Softs                                             1,800,497           0.6                (1.0)
Agriculturals                                     1,252,525           0.4                 2.1
Meats                                               194,000           0.1                 0.3
                                                -----------          ----                ----
Total                                           $40,456,376          13.9%               2.7%
                                                ===========          ====                ===

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

QUALITATIVE MARKET RISK

TRADING RISK

         The following were the primary trading risk exposures of Grant Park as of September 30, 2005, by market sector.

         Stock Indices

         Grant Park's primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, and Australia. The stock index futures contracts currently traded by Grant Park are generally limited to futures on broadly based indices, although Grant Park may trade narrow-based stock index futures contracts in the future. As of September 30, 2005, Grant Park's primary exposures were in the Paris CAC-40 (long), Australian Index 200 (long), Hang Seng (long), FTSE (long), DAX (long), Nikkei
(long), S&P (long) and Euro Stoxx (long) stock indices. Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being "whipsawed" into numerous small losses.

         Currencies

         Exchange rate risk is a significant market exposure of Grant Park. Grant Park's currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future. As of September 30, 2005, Grant Park was positioned to benefit from the effects of a strengthening dollar against most major and minor currencies. The exceptions to this were long positions versus the U.S. dollar in the Canadian dollar and the Mexican peso.

        Interest Rates

         Interest rate risk is the principal market exposure of Grant Park. Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park's profitability. Grant Park's primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries. However, Grant Park also takes futures positions on the government debt of smaller nations, such as Australia. The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future. As of September 30, 2005, Grant Park's interest rate exposure was predominantly short the short end of the yield curve around the globe. At the long end of the yield curve, Grant Park had short positions on in the U.S., Australia and Japan with minor long positions in Europe and Canada.

         Energy

         Grant Park's primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia and Venezuela. As of September 30, 2005, the energy market exposure of Grant Park consisted of minor long positions in crude oil, natural gas and crude products. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

         Metals

         Grant Park's metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. As of September 30, 2005, long positions in gold accounted for Grant Park's metal exposure in the precious metals while minor long positions in copper and lead represented Grant Park's significant exposure in the base metals.

         Agricultural / Softs

         Grant Park's primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The sugar, wheat and cotton complex accounted for Grant Park's long commodity exposure while coffee, corn and the soybean complex accounted for Grant Park's short positions as of September 30, 2005.

NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of Grant Park as of September 30, 2005.

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

         There was no change in Grant Park's internal control over financial reporting in the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, Grant Park's internal control over financial reporting.

                           PART II- OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On June 30, 2003, the SEC declared effective Grant Park's Registration Statement on Form S-1 (Reg. No. 333-104317), pursuant to which Grant Park registered for public offering $20 million in aggregate amount of Class A Limited Partnership Units and $180 million in aggregate amount of Class B Limited Partnership Units. Also as of June 30, 2003, Grant Park adopted the Third Amended and Restated Limited Partnership Agreement, which included modifications required under the Guidelines for the Registration of Commodity Pool Programs promulgated by the North American Securities Administrators Association, Inc. and requested by various state securities regulators in connection with Grant Park's public offering. Grant Park subsequently registered up to an additional $200 million in aggregate amount of Class A and Class B Limited Partnership Units for sale on a Registration Statement on Form S-1 (Reg. No. 333-113297) on March 30, 2004, and an additional $700 million in aggregate amount of Class A and Class B Limited Partnership Units for sale on a Registration Statement on Form S-1 (File No. 333-119338) on December 1, 2004.

         Class A Limited Partnership Units and Class B Limited Partnership Units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. The close of business on July 31, 2003 marked the initial closing date of the public offering. The lead selling agents for the offering are UBS Financial Services Inc., A.G. Edwards & Sons, Inc. and Oppenheimer & Co. Inc. As of the close of business on July 1, 2005, the Class A Limited Partnership Units were offered at $1,074.15 with 1,215.91 units being sold, and the Class B Limited Partnership Units were offered at $955.33 with 4,305.90 units being sold. As of the close of business on August 1, 2005, the Class A Limited Partnership Units were offered at $1,053.13 with 602.96 units being sold, and the Class B Limited Partnership Units were offered at $935.89 with 6,132.48 units being sold. As of the close of business on September 1, 2005, the Class A Limited Partnership Units were offered at $1,073.90 with 9.30 units being sold, and the Class B Limited Partnership Units were offered at $953.59 with 7,470.54 units being sold. Expenses incurred in connection with the organization and offering of the units, which are paid by the general partner and then reimbursed by Grant Park on a monthly basis (with such reimbursement limited to 0.2% annually of the net asset value of the Class A Units, and 0.9% annually (through August 31, 2005) and 0.6% annually (after September 1, 2005) of the net asset value of the Class B Units) amounted to a total of $292,444 for the three months ended September 30, 2005. The proceeds of the offering are deposited in Grant Park's bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park's trading policies and its trading advisors' respective trading strategies.

                      ISSUER PURCHASES OF EQUITY SECURITIES

(e) The following table provides information regarding the total Class A and Class B units redeemed by Grant Park during the three months ended September 30, 2005.


                                                                    (C)
                                                                TOTAL NUMBER
                                                                  OF UNITS
                  (A)                      (A)                   REDEEMED AS           (D)
                 TOTAL        (B)         TOTAL       (B)          PART OF      MAXIMUM NUMBER OF
                NUMBER      AVERAGE       NUMBER    AVERAGE       PUBLICLY        UNITS THAT MAY
              OF CLASS A     PRICE      OF CLASS B   PRICE        ANNOUNCED      YET BE REDEEMED
                 UNITS      PAID PER      UNITS     PAID PER      PLANS OR          UNDER THE
   PERIOD      REDEEMED      UNIT       REDEEMED      UNIT       PROGRAMS(1)     PLANS/PROGRAM(1)
-----------   ----------    ---------   ----------  --------    ------------    -----------------
07/01/05         519.07     $1,053.13    3,030.34    $935.89      3,549.41             (2)
through
07/31/05

08/01/05       3,548.73     $1,073.90    4,143.45    $953.59      7,692.18             (2)
through
08/31/05

09/01/05         797.10     $1,073.49    5,462.26    $952.55      6,259.36             (2)
through
09/30/05

TOTAL          4,864.90     $1,066.84   12,636.05    $947.34     17,500.95             (2)

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

                                        GRANT PARK FUTURES FUND
                                        LIMITED PARTNERSHIP


Date:  November 14, 2005                by:  Dearborn Capital Management, L.L.C.
                                             its general partner

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