Form 10-K
period 2005-12-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2006-03-30
CIK 845698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________

Commission File Number 0-50316

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
(Exact name of Registrant as specified in its charter)
Illinois (State or other jurisdiction of incorporation or organization)	36-3546839 (I.R.S. Employer Identification Number)
c/o Dearborn Capital Management, L.L.C. 555 West Jackson Boulevard, Suite 600 Chicago, Illinois (Address of Principal Executive Offices)	60661 (Zip Code)

(312) 756-4450
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A Limited Partnership Units
Class B Limited Partnership Units
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒ No    ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one):  Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The Registrant has no voting stock. As of December 31, 2005, there were 51,056.02 Class A Limited Partnership Units and 249,391.39 Class B Limited Partnership Units issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus dated September 1, 2005 included within Post-Effective No. 1 to the Registration Statement on Form S-1 (File No. 333-119338) are incorporated by reference into Part I of this Form 10-K

Page
PART I

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

Grant Park invests through independent professional commodity trading advisors retained by the general partner. Presently, Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Company, or ETC, Graham Capital Management, L.P., Winton Capital Management Limited, Saxon Investment Corporation and Welton Investment Corporation serve as Grant Park’s commodity trading advisors. As of December 31, 2005, the general partner allocated Grant Park’s net assets among its existing trading advisors as follows: 20% to Rabar, 22% to EMC, 9% to ETC, 20% to Graham, 19% to Winton and 10% to Saxon. Welton Investment Corporation began trading on behalf of Grant Park effective March 1, 2006 and is currently allocated 12% of Grant Park’s assets. Each of the trading advisors employs technical and trend-following trading strategies through proprietary trading programs, in an effort to achieve capital appreciation while controlling risk and volatility. As of December 31, 2005, Grant Park had a net asset value of approximately $289.9 million and 11,038 limited partners. As of the close of business on December 31, 2005, the net asset value per unit of the Class A units was $1,065.568, and the net asset value of the Class B units was $944.275. Since its inception and through February 28, 2003, Grant Park offered its beneficial interests exclusively to qualified investors on a private placement basis. Effective June 30, 2003, Grant Park began publicly offering both Class A and Class B units for sale.

There have been no material administrative, civil or criminal actions within the past five years against the general partner or its principals and no such actions currently are pending.

Grant Park has been trading continuously since January 1989. Since its inception and through February 28, 2003, Grant Park offered its beneficial interests exclusively to qualified investors on a private placement basis. Grant Park converted its interests to units effective April 1, 2003, with all existing limited partners at that date converting to Class A units with a price of $1,000 per unit. Effective June 30, 2003, Grant Park registered up to an aggregate of $200 million of Class A and Class B units pursuant to a Registration Statement on Form S-1 (File No. 333-104317), and began publicly offering both Class A and Class B units for sale. Class B units began trading on August 1, 2003 and were offered at a price of $1,000 per unit. Grant Park subsequently registered up to an additional $200 million in aggregate of Class A and Class B units for sale on a Registration Statement on Form S-1 (File No. 333-113297) on March 30, 2004, and an additional $700 million in aggregate of Class A and Class B units for sale on a Registration Statement of Form S-1 (File No. 333-119338) on December 1, 2004 (the “Registration Statement”). Since July 1, 2003, the Fund has raised approximately $366,700,000 of new capital through December 1, 2005, and is continuing to offer up to an additional $733,300,000 of units pursuant to the Registration Statement, on a continuous basis at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

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

Operations

            A description of the business of Grant Park, including trading approaches, rights and obligations of the unitholders, compensation arrangements and fees and expenses is contained in the prospectus included in Post-effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-119338) (the “Prospectus”) under the sections captioned “Summary,” “Risk Factors,” “The General Partner,” “The Trading Advisors,” “Conflicts of Interest” and “Fees and Expenses,” and such description is incorporated herein by reference from the Prospectus.

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

ITEM 1A.  RISK FACTORS

            Grant Park’s performance, trading activities, operating results, financial condition and net asset value could be negatively impacted by a number of risks and uncertainties, including those outlined below, which may affect the value of your investment in Grant Park. The following list of risk factors should not be considered a comprehensive list of all potential risks and uncertainties relating to Grant Park. You should also refer to the other information included in this Form 10-K, including our consolidated financial statements and related notes for the year ended December 31, 2005.

    Significant risk factors include:

•	An investment in Grant Park is speculative and leveraged; as a result of this leverage, small movements in the price of a commodity interest may cause you to incur significant losses.

•
Performance can be volatile; rapid and substantial fluctuations in commodity interest prices could cause Grant Park’s trading positions to suddenly turn unprofitable and cause you to lose all or substantially all of your investment in Grant Park.

•	Trading in commodity interests is a zero-sum economic activity in which, for every gain, there is an offsetting loss. Grant Park therefore bears the risk that, on every trade, it will incur the loss.

•	Grant Park’s past performance is not necessarily indicative of future performance.

•	Grant Park’s use of multiple trading advisors may result in Grant Park taking offsetting trading positions, thereby incurring additional expenses with no net change in holdings.

•	No secondary market exists for the units; redemptions are limited and may result in early redemption fees.

•	Grant Park pays substantial fees and expenses, including fees paid to its trading advisors, that must be offset by trading profits and interest income.

•	A substantial portion of the trades executed for Grant Park takes place outside of the U.S., much of which exposes Grant Park to substantial credit, regulatory and foreign exchange risk.

•	You will have no right to participate in the management of Grant Park.

•	The structure and operation of Grant Park involve several conflicts of interest.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

                    Not applicable.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Neither the Class A units nor the Class B units of Grant Park are publicly traded. Both Class A and Class B units may be transferred or redeemed subject to the conditions imposed by the Third Amended and Restated Limited Partnership Agreement. As of December 31, 2005, there were 473 and 10,565 holders of Class A units and Class B units, respectively, and 51,056.02 Class A units and 249,391.39 Class B units outstanding.

Dearborn Capital Management L.L.C. has sole discretion in determining what distributions, if any, Grant Park will make to its unit holders. Grant Park has not made any distributions as of the date hereof.

Class A and Class B units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset vale per unit as of the close of business on each applicable closing date, which is the last business day of each month. Sales of the Class A units and Class B units during the fourth quarter 2005 were as follows:

Units	October	November	December
Class A Units
Units sold	724.27	1,007.54	9.26
Net asset value	$1,073.49	$1,037.18	$1,080.28
Class B Units
Units Sold	3,755.18	4,524.08	5,641.94
Net asset value	$952.55	$919.67	$957.21

The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Issuer Purchases of Equity Securities

The following table provides information regarding the total Class A and Class B units redeemed by Grant Park during the three months ended December 31, 2005.

	(a)	(b)	(a)	(b)	(c)	(d)
Period	Total Number of Class A Units Redeemed	Average Price Paid per Unit	Total Number of Class B Units Redeemed	Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/Program(1)
10/01/05 through 10/31/05	753.81	$1,037.18	3,736.52	$919.67	4,490.33	(2)
11/01/05 through 11/30/05	1,996.67	$1,080.28	5,535.31	$957.21	7,531.98	(2)
12/01/05 through 12/31/05	1,606.47	$1,065.57	6,812.66	$944.28	8,419.13	(2)
Total	4,356.95	$1,061.01	16,084.49	$940.39	20,441.44	(2)

(1) As previously disclosed, pursuant to Grant Park’s Limited Partnership Agreement, investors in Grant Park may redeem their units for an amount equal to the net asset value per unit at the close of business on the last business day of any calendar month if at least 10 days prior to the redemption date, or at an earlier date if required by the investor’s selling agent, the General Partner receives a written request for redemption from the investor. Generally, redemptions are paid in the month subsequent to the month requested. The General Partner may permit earlier redemptions in its discretion.
(2) Not determinable.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial information for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 is taken from the financial statements of Grant Park audited by McGladrey & Pullen, LLP. On March 10, 2003, the general partner engaged the accounting firm of McGladrey & Pullen, LLP as Grant Park’s independent accountants. McGladrey & Pullen replaced Taglia and Associates, Grant Park’s previous accountants. In addition to auditing Grant Park’s financial statements for the fiscal years ended

December 31, 2005, 2004, 2003 and 2002, McGladrey & Pullen also reaudited Grant Park’s financial statements for the fiscal year ended December 31, 2001.

You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this report. Results from past periods are not necessarily indicative of results that may be expected for any future period.

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
Total assets	$307,245,733	$304,631,802	$87,861,740	$15,791,790	$12,218,595
Total partners’ capital	289,897,819	289,654,031	67,418,046	14,605,959	11,567,075
Gains (losses) from trading	7,144,929	4,281,201	10,149,161	2,971,464	1,570,432
Interest income	8,436,400	3,005,585	247,863	173,351	399,709
Total expenses	25,937,802	20,995,234	4,080,495	1,356,610	1,149,598
Net income (loss)	(10,356,473)	(13,708,448)	6,316,529	1,788,205	820,543

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

Grant Park invests through independent professional commodity trading advisors retained by the general partner. Presently, Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Company, or ETC, Graham Capital Management, L.P., Winton Capital Management Limited, Saxon Investment Corporation and Welton Investment Corporation serve as Grant Park’s commodity trading advisors. As of December 31, 2005, the general partner allocated Grant Park’s net assets among its existing trading advisors as follows: 20% to Rabar, 22% to EMC, 9% to ETC, 20% to Graham, 19% to Winton and 10% to Saxon.

Critical Accounting Policies

Grant Park’s most significant accounting policy is the valuation of its assets invested in U.S. and international futures and forward contracts, options contracts and other interests in commodities. The substantial majority of these investments are exchange-traded contracts, valued based upon exchange settlement prices. The remainder of its investments are non-exchange-traded contracts with valuation of those investments based on third-party quoted dealer values on the Interbank market. With the valuation of the investments easily obtained, there is little or no judgment or uncertainty involved in the valuation of investments, and accordingly, it is unlikely that materially different amounts would be reported under different conditions using different but reasonably plausible assumptions.

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the year ended December 31, 2005, were (3.4)% for Class A units and (4.3)% for Class B units, for the year ended December 31, 2004 were (7.6)% for Class A units and (8.4)% for Class B units, and for the year ended December 31, 2003 were 20.0% for Class A units and 7.7% for Class B units. Grant Park’s total net asset value at December 31, 2005, 2004 and 2003 was $289.9 million, $289.7 million and $67.4 million, respectively.

The table below sets forth Grant Park’s trading gains or losses by sector for each of the years ended December 31, 2005, 2004 and 2003.

	% Gain (Loss)
	Year Ended December 31,
Sector	2005	2004	2003
Interest Rates	(1.0)%	(1.0)%	6.3%
Currencies	(4.6)	1.3	17.9
Stock Indices	5.1	(1.2)	3.6
Energy	1.0	3.2	(0.2)
Agriculturals	(1.0)	2.1	1.7
Meats	(0.1)	0.3	(0.3)
Metals	1.2	(1.0)	4.3
Softs	1.7	(1.0)	(0.4)
Miscellaneous	(0.1)	(0.7)	1.5
Total	2.2%	2.0%	34.4%

Year ended December 31, 2005

In 2005, Grant Park suffered its second consecutive losing year, the first time since 1992 and only the second time in the 17 year trading history. As was the case in 2004, the year was marked by significant reversals and volatility in a number of the markets that Grant Park trades.

After a strong fourth quarter in 2004, Grant Park suffered a setback for January of (6.04)% in the Class B units. These losses were generated across the board in those markets that had just previously contributed to Grant Park’s fourth quarter 2004 success. In the first week of January, the dollar began its strongest one month rally since May of 2001. As the table above shows, the currency sector, historically a strong contributor to performance, was the largest drag on the portfolio in 2005. The dollar spent most of the year range-bound between 120 and 130 leaving little profitable trading opportunity.

The overriding story of 2005 became crude oil and, to a certain degree, hurricanes. Crude oil prices started the year at $42.00 a barrel but quickly resumed their rally; however, after peaking at $58.00 a barrel, prices fell 20%. As a leveraged fund that trades both long and short positions, this rally forced most of our traders out of the market due to risk management concerns. After another substantial rally to new highs following Hurricane Katrina, the oil market fell another 20%. Once again it forced our traders out of the markets with little to show for their trading efforts.

Another sector which experienced similar volatility was agricultures. During the spring and early summer, parts of the Midwest were caught in a severe drought. Corn and soybean prices rose in anticipation of lower than normal crop yields. In early July, Hurricane Dennis hit the Gulf Coast and pushed significant amounts of moisture into the Midwest, ending the drought. As a result, grain prices and, accordingly Grant Park, gave back most of its prior gains in the markets. These types of reversals characterized many of the markets Grant Park traded in 2005. Consequently, the trading managers spent most of the year on the defensive managing risk and continuing their disciplined approach to trading.

There were bright spots, however, in some markets during 2005. The Nikkei Stock Index, sugar and natural gas all exhibited strong trends. Other markets that also exhibited positive trends that Grant Park was able to take advantage of were global short term interest rates and various regional stock indices. In these sectors, Grant Park was able to take advantage of these gains to offset the extreme volatility found in the other markets.

For the year ended December 31, 2005, Grant Park had a negative return of 3.44% for the Class A units and a negative return of 4.25% for the Class B units. On a combined basis prior to expenses, approximately 2.2% resulted from trading gains and approximately 2.9% was due to interest income. These gains are offset by approximately 9.2% in combined total brokerage fees, performance fees and offering costs borne by Grant Park. An analysis of the 2.2% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	(1.0)%
Currencies	(4.6)
Stock Indices	5.1
Energy	1.0
Agriculturals	(1.0)
Meats	(0.1)
Metals	1.2
Softs	1.7
Miscellaneous	(0.1)
Total	2.2%

Grant Park’s performance was negative for the first month of the New Year. Class A units were down 5.96% for the month while Class B units were down 6.04%. Losses were sustained across most sectors, with the most significant losses sustained in the currency and stock index sectors. Short U.S. dollar/long European currency positions were hit hard as the U.S. dollar saw its largest gain against the euro since May of 2001 and finished the month up 3.8% over the euro. The U.S. dollar strengthened as economic data released throughout the month provided evidence that the U.S. economy would grow faster than its European counterparts. The dollar was further strengthened following the release of the FOMC (Federal Open Market Committee) minutes from December, which proved more hawkish than prior market expectations, suggesting that the Fed may be more aggressive in tightening interest rates. As a result, positions in the currency sector were pared back and/or reversed going into February. U.S. stock indices retreated as the threat of higher interest rates weighed heavily on investors’ minds. Long positions in both the S&P 500 Index and the Nasdaq 100 posted losses. Long Hang Seng positions also were unprofitable as shares sold off on worries of capital outflows following the swift U.S. dollar rebound. Additional losses occurred in the metals, energy and agricultural/soft sectors, while modest profits were posted in the financial (fixed income) sector.

Grant Park was profitable for the month of February. Grant Park Class A units were up 3.42% for the month while the Class B units were up 3.34% for the month. Profits were concentrated in the stock indices and agricultural/softs sectors, with additional profits in the metals and currency sectors. Losses were attributed to the fixed income sector, while the energy sector was virtually flat. Long positions in global stock indices benefited as strong gains in oil and mining stocks dominated index returns. Net long positions in the grain markets also proved profitable as prices rose amidst forecasts of a continued hot and dry weather pattern across Brazil’s primary growing regions, which would harm crop yields. Additionally, at month’s end the USDA reported a stronger than expected export number which also contributed to higher prices. Soybeans and soybean oil led the rally, increasing more than 17% for the month. Dollar weakness helped support metal prices, adding modest gains to Grant Park’s long positions. The continued weakness in the U.S. dollar also benefited Grant Park’s currency positions, with the most notable winning positions in the sector being long the “commodity” currencies including the Mexican peso, Australian dollar and New Zealand dollar. While short-term interest rate positions were profitable, long-term rate positions experienced significant losses creating net losses for the fixed income sector as a whole. The yield curve in the U.S. finally steepened after Alan Greenspan’s testimony before Congress about the “conundrum” posed by the decline in forward rates, generating losses for Grant Park’s long positions in both the 30-year and 10-year bond.

March performance was slightly negative for Grant Park. Class A units were down 0.51% while the Class B units were down 0.59%. Grant Park’s most significant losses were in the currency sector. Long positions in foreign currencies accumulated losses as concerns over inflation sparked a massive rally in the U.S. dollar near month’s end. After the Fed raised short-term interest rates another quarter point on the 22nd of the month, the markets focused on the statements made by the Fed indicating that they are more concerned by the threat of rising inflation than was previously thought. This increased speculation that the Fed may become more aggressive and less “measured” in its approach to increasing interest rates in the near future. Long positions in stock indices also sustained losses as a result of the Fed’s comments and as higher energy prices weighed on the indices. U.S. equities were further damaged by news that General Motors’ 2005 earnings would fall short of estimates, as well as the accounting scandal being uncovered at American International Group. Additional losses were incurred in the metals markets, most notably in long positions in silver and gold as the stronger U.S. dollar made them less attractive holdings. Profits were generated in long positions in the energy sector as prices ended the month stronger. Prices were boosted on the last day of the month following comments from Goldman Sachs warning that ongoing resilient demand could push crude prices as high as $105 per barrel. Additional profits were generated in the interest rate sector, particularly in short positions in U.S short-term interest rate positions, as prices fell following the seventh consecutive interest rate hike by the Fed, as noted above.

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

economy as investors reasoned that any future hikes in U.S. interest rates would be kept to a minimum. Prices were further supported by a “flight to quality” premium in the wake of falling energy and equity prices.

Performance for Grant Park was positive for the month of May. Grant Park Class A units were up 3.98% for the month while the Class B units were up 3.90% for the month. Gains were attributed to the fixed income and currency sectors, while the remaining four sectors registered modest losses for the month. Long positions in domestic fixed income markets benefited from signs that U.S. economic and inflationary pressures were easing. As a result, many market participants were anticipating that interest rate increases by the Federal Reserve would come to an end soon. Long positions in European fixed income markets were also profitable as prices rose steadily amidst a “flight to quality” rally, brought on by continued weakness in the euro currency. Prices were additionally boosted as economic growth appeared to be moderating and perhaps weakening throughout Europe, putting pressure on the European Central Bank to ease rates after a two-year rate freeze. Long U.S. dollar, short European currency positions posted solid gains as negative sentiment in Europe continued to build. European confidence fell to a 21-month low in May as high oil prices, high unemployment, and France’s rejection of the European Constitution sent the euro to seven-month lows against the greenback. Grant Park’s short euro position was the most profitable currency trade for the month. Short Swiss franc positions were additionally profitable as were long U.S. dollar index positions. Losses in the remaining sectors were modest, with the most notable being in the energy sector. Short positions suffered as crude oil prices rose amidst tightening supply concerns as we headed into the summer driving season.

June was profitable for Grant Park. Class A units were up 1.89% for the month while the Class B units were up 1.81%. Profits were earned in the interest rate, currency and stock indices sectors, while losses were attributed to energies, agriculturals/softs and metals. Long positions in European interest rates proved profitable as prices advanced following a reduction in European economic growth forecasts, which raised the likelihood that the European Central Bank would cut interest rates in the near future. Additional profits were earned in long Japanese government bond positions, which rallied amid signs that that nation’s economy was continuing to struggle. Short positions in European currencies earned profits as they declined against the U.S. dollar following the rejection of the proposed E.U. constitution by French and Dutch voters. The euro, Swiss franc, and British pound all declined against the U.S. dollar. The U.S. dollar continued its rise following news that the April U.S. trade deficit was smaller than expected. Increasing speculation that the European Central Bank could cut interest rates in the near future, as noted above, also helped to push the euro lower. Long positions in European stock indices were additionally profitable, as news of continuing U.S. economic growth eased fears of a slowdown in European exports and boosted equity prices in Europe. Oil companies were particularly strong performers, as energy prices remained high. Mining stock benefited from higher metal prices as well. End of the month reversals in commodity markets, particularly in the energy complex and agricultural markets, wiped out earlier gains and generated losses for the month. Additional losses were generated in various positions in the metals sector.

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

Grant Park posted profits in August. Class A units were up by 1.97% for the month and Class B units posted a 1.89% profit. Positions in the energy sector were responsible for the majority of gains while losses were experienced in the currency and fixed income sectors. Long positions in the energy sector enjoyed solid gains. Prices strengthened throughout the month, initially on concerns that the death of King Fahd of Saudi Arabia would lead to instability in the Middle East. At the end of the month, prices soared as Hurricane Katrina caused a virtual shutdown of production facilities and refineries in the affected region. Grant Park’s short positions in European currencies incurred losses. The U.S. dollar weakened amid concerns that the U.S. economy may be slowing. Speculation that the European Central Bank would refrain from lowering interest rates also caused the euro to rise. Short positions in short-term U.S. interest rate futures also incurred losses, as Eurodollar futures rallied on worries that Hurricane Katrina and higher energy prices could adversely impact U.S. economic growth.

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

Grant Park sustained losses for the month of October. Class A units were down 3.38% while Class B units were down 3.45%. Positions in the stock indices, energies and soft/agricultural commodities recorded setbacks while profits came from the interest rate, metal and currency sectors. Long positions in the Asian stock indices were hard hit as concerns over the spread of Avian flu in the region drove the Hang Seng and Nikkei to close the month at lower levels. Long positions in the European indices also lost ground as disappointing earnings and fears over rising interest rates sent the FTSE and DAX to lower levels. Long positions in unleaded gasoline posted losses after the U.S. Department of Energy (DOE) reported declines in U.S. demand and as Gulf Coast refinery output gradually increased after the recent hurricanes. Natural gas prices fell when the DOE released a larger than expected inventory report and weather across U.S. user regions was warmer than usual. Short positions in coffee resulted in losses as prices rallied amid concerns over hurricane damage to Central American crops. Short positions in the U.S. Thirty-year bond and Ten-year note were profitable as a strong report on U.S. Gross Domestic Product and a jump in consumer prices sent fixed income prices lower. Concerns over higher interest rates in Europe sent the euribor contract lower, benefiting short positions. Long positions in the base metals were profitable as strong Chinese demand coupled with reports of production problems and diminishing inventories sent copper prices higher. Prices for nickel and aluminum were also higher, benefiting long positions. Short positions in the Japanese yen recorded gains as the Asian currency depreciated against the U.S. dollar, which rallied in response to the favorable report on U.S. Gross Domestic Product.

Grant Park reported gains for the month of November. Class A units were up 4.16% while Class B units were up 4.08%. Positions in the metals, stock indices, currencies, soft/agricultural commodities and energies were profitable. Losses were confined to positions in the interest rate sector. Long positions in the metals sector gained ground as gold prices rose in response to continued buying on behalf of China and India. Warnings from U.S. Federal Reserve Chief Alan Greenspan about the threat of long-term inflation also boosted gold prices. Ongoing global demand for raw materials pushed prices for aluminum, copper and zinc to higher levels, benefiting long positions. Reports that the Japanese economy had posted its fourth consecutive quarter of positive growth led to gains from long positions in the Tokyo Nikkei. Longs in the S&P Composite Index, German DAX and Euro STOXX Index benefited from higher prices in those indices. Short positions in the Japanese yen were profitable as that currency depreciated against the U.S. dollar after the greenback rallied in response to the Fed Chairman’s aforementioned statement regarding the threat of long term inflation. Long positions in the sugar market were profitable as technical-driven buying resulted in higher prices for the soft commodity. Short positions in the corn gained ground on news that the U.S. Department of Agriculture had increased its ending stocks estimate for 2005/06. Short positions in the energies reported profits as prices for heating oil and crude oil fell in response to a period of unseasonably warm weather across U.S. user regions. Short positions in the interest rate sector sustained losses when the Eurodollar traded higher after the release of the minutes from the Federal Open Market Committee’s November 1st meeting which revealed that the central bankers harbored concerns about taking the rate tightening cycle too far. Data that suggested strong foreign demand for U.S. securities pushed prices for the Thirty-year bond and Ten-year note higher, resulting in losses to short positions. Losses also came from short positions in the British short-sterling and Australian Ten-year bond.

Grant Park sustained losses for the month of December. Class A units were down 1.36% and Class B units were down 1.35%. Positions in the currencies, energies and interest rates experienced setbacks while gains came from positions in the metals and stock indices. Performance in the soft/agricultural commodities was mixed. Short positions in the Japanese yen reported losses when the currency rallied on a jump in Japanese business confidence and on speculation that the Bank of Japan could shift away from its zero interest rate policy in the coming year. Comments from European Central Bank officials indicating the possibility of higher interest rates resulted in losses to long positions in the U.S. dollar, which depreciated against the euro and British pound. Reports of larger-than-expected inventories combined with mild weather resulted in losses for long positions in natural gas. Short positions in crude oil sustained losses on news that OPEC might implement production cuts. Short positions in Eurodollars and Five-year notes incurred losses as prices for domestic interest rate products rallied after the U.S. Federal Reserve Bank omitted the term “accommodating” when describing monetary policy going forward. Long positions in gold were profitable as the precious metal reached its highest levels in 24 years due to ongoing demand from China and reports that some Asian central banks might increase their gold reserves. Continued global demand for base metals resulted in profits for long positions in aluminum and zinc. Heavy buying of Japanese real estate stocks helped push the Tokyo Nikkei above 16000 for the first time since October of 2000, benefiting long positions. Long positions in the German DAX were also profitable. Long positions in the sugar market reported gains as prices rallied on speculation that a drought in Thailand would result in a smaller crop. Long positions in soybeans lost ground as prices declined following forecasts for rain across Argentinean growing regions. The general partner has agreed to rebate back to Grant Park a portion of Grant Park’s operating, organization and offering expenses to the extent actual expenses were less than the actual amount Grant Park paid the general partner. For 2005, the general partner reimbursed Grant Park a total of $600,000, of which $300,000 related to operating expenses and $300,000 related to organization and offering expenses.

Year ended December 31, 2004

In 2004, Grant Park suffered its first losing year since 1999. Class B units finished the year down 8.47%. The majority of the year’s losses were experienced in the second quarter and early third quarter. Those losses were the result of significant trend reversals in markets that had been an important source of profits in 2003 and the first quarter of 2004. These reversals included monthly peak to trough reversals in the following markets: nickel down 20.0%, silver down 31.0%, U.S. bonds down 9.8%, copper down 16.6% and soybeans down 24.0%. During the same period, short positions in the U.S. dollar saw a rally of 4.9%. As a result of these historically significant reversals, Grant Park experienced a drawdown of (23.65)%, which lasted six months, from February, 2004 to August, 2004.

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

For the year ended December 31, 2004, Grant Park had a negative return of approximately 7.58% for the Class A units and a negative return of 8.40% for the Class B units. On a combined basis prior to expenses, approximately 2.0% resulted from trading gains and approximately 1.4% was due to interest income. These gains are offset by approximately 11.6% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park. An analysis of the 2.0% trading gains by sector is as follows:

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of December 31, 2005 and December 31, 2004 and the trading gains/losses by market category for the years ended December 31, 2005 and 2004. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of December 31, 2005, Grant Park’s net asset value was approximately $289.9 million. As of December 31, 2004, Grant Park’s net asset value was approximately $289.7 million.

	December 31, 2005
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Stock Indices	$13,288,191	4.6%	5.1%
Interest Rates	8,808,384	3.0	(1.0)
Currencies	5,632,384	2.0	(4.6)
Metals	2,935,888	1.0	1.2
Energy	1,631,950	0.6	1.0
Softs	1,472,902	0.5	1.7
Agriculturals	963,807	0.3	(1.0)
Meats	265,480	0.1	(0.1)
Total	$34,998,986	12.1%	2.3%

	December 31, 2004
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Stock Indices	$15,487,840	5.3%	(1.2)%
Interest Rates	8,943,877	3.1	(1.0)
Currencies	7,401,073	2.6	1.3
Metals	3,211,874	1.1	(1.0)
Energy	2,164,690	0.7	3.2
Softs	1,800,497	0.6	(1.0)
Agriculturals	1,252,525	0.4	2.1
Meats	194,000	0.1	0.3
Total	$40,456,376	13.9%	2.7%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of December 31, 2005, by market sector.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, and Australia. The stock index futures contracts currently traded by Grant Park are generally limited to futures on broadly based indices, although Grant Park may trade narrow-based stock index futures contracts in the future. As of December 31, 2005, Grant Park’s primary exposures were in the Paris CAC-40 (long), FTSE (long), DAX (long), Nikkei (long), S&P (long) and Euro Stoxx (long) stock indices. Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park. Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability. Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries. However, Grant Park also takes futures positions on the government debt of smaller nations, such as Australia. The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future. As of December 31, 2005, Grant Park’s interest rate exposure was predominantly short the short end of the yield curve around the globe with the exception of short sterling where Grant Park maintains a long position. At the long end of the yield curve, Grant Park had long positions on in the U.S., Australia and Great Britain with minor short positions in Germany and Japan.

Currencies

Exchange rate risk is a significant market exposure of Grant Park. Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future. As of December 31, 2005, Grant Park was positioned to benefit from the effects of a strengthening dollar against most major and minor currencies.

The exceptions to this were long positions versus the U.S. dollar in the Canadian dollar and the Mexican peso.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. As of December 31, 2005, long positions in gold and silver accounted for Grant Park’s metal exposure in the precious metals while a long position in aluminum represented Grant Park’s exposure in the base metals.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia and Venezuela. As of December 31, 2005, the energy market exposure of Grant Park consisted of minor short positions in crude oil, natural gas and crude products. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Agricultural/Softs

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. The sugar, wheat, soybean and cotton complex accounted for Grant Park’s long commodity exposure while corn and soybean oil accounted for Grant Park’s short positions as of December 31, 2005.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of December 31, 2005.

Foreign Currency Balances

Grant Park’s primary foreign currency balances are in Japanese yen, British pounds, Euros and Australian dollars. The advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control Grant Park’s non-trading risk.

Cash Management

Grant Park maintains a portion of its assets at its clearing brokers, as well as at Harris Trust & Savings Band and Lake Forest Bank & Trust Company. These assets, which may range from 5% to 25% of Grant Park’s value, are held in U.S. Treasury securities and/or Treasury repurchase agreements. The balance of Grant Park’s assets, which range from 75% to 95%, are invested in investment grade money market investments purchased at either Middleton Dickinson Capital Management, LLC which are held in a separate, segregated account at State Street Bank and Trust Company or are purchased directly through Harris Nesbitt Corporation, a member of BMO Financial Group. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on Grant Park’s cash management income.

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

None.

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

There was no change in Grant Park’s internal control over financial reporting that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

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

The principals of the general partner are Dearborn Capital Management Ltd., Centum Prata Holdings, Inc, David M. Kavanagh, Efim Tkatchew, Maureen O’Rourke and Abdullah Mohammed Al Rayes. Only the officers of Dearborn Capital Management, L.L.C., Mr. Kavanagh, Mr. Tkatchew and Ms. O’Rourke, have management responsibility and control over the general partner.

Mr. Kavanagh, president of Dearborn Capital Management, L.L.C., has been responsible for overseeing all operations and activities of the general partner since its formation. Commencing in October 1998, Mr. Kavanagh also became president, a principal and an associated person of Dearborn Capital Brokers Ltd., an independent introducing broker. From 1983 to 2003, Mr. Kavanagh was a member in good standing of the Chicago Board of Trade. Between 1983 and October 1998, Mr. Kavanagh served as an institutional salesman in the financial futures area on behalf of Refco and Conti Commodity Services, Inc., which was acquired by Refco in 1984. His clients included large hedge funds and financial institutions. Since October 1998, Mr. Kavanagh has from time to time continued to perform introducing brokerage services for Man Financial Inc., formerly Refco, Inc., through Dearborn Capital Brokers. Neither Dearborn Capital Brokers nor Mr. Kavanagh provides brokerage services to Grant Park’s trading account. In the past, from time to time Mr. Kavanagh has provided brokerage services to Financial Consortium International LLC, a registered introducing broker, commodity pool operator and broker-dealer, since October 1999. In 1980, Mr. Kavanagh received an MBA from the University of Notre Dame, and in 1978, graduated with a B.S. in business administration from John Carroll University.

Mr. Tkatchew, chief operating officer of the general partner, is primarily responsible for the day to day operations of Dearborn. Prior to joining the general partner in December 2005, Mr. Tkatchew was a General Manager at the Commonwealth Bank of Australia from February 2002 to December 2005. Previously, he held senior roles in financial control, operations and audit working in Europe, Asia and the United States with Credit Suisse First Boston, JP Morgan, State Street and Dresdner Kleinwort Wasserstein. Mr. Tkatchew received his initial training as an accountant with Coopers and Lybrand, is a chartered accountant and has a B.Com in accounting and finance from the University of New South Wales in Australia and a M.B.A. (Executive) from the Australian Graduate School of Management.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC. Grant Park does not have any directors or officers. However, the officers of Grant Park’s general partner, as well as the general partner itself, also file such notices regarding their beneficial ownership in Grant Park, if any. Grant Park believes that for 2005, all required filings were timely filed by each of these persons.

ITEM 11.   EXECUTIVE COMPENSATION

Grant Park has no directors or officers. Its affairs are managed by Dearborn Capital Management, L.L.C., its general partner, which receives compensation for its services from Grant Park, as follows:

Each of the Class A units and Class B units pay the general partner a monthly brokerage charge. Effective September 1, 2005, Class A units pay the general partner a monthly brokerage charge equal to 0.6292%, a rate of 7.55% annually, of Class A’s month-end adjusted net assets. Class B units pay a monthly brokerage charge equal to 0.6667%, a rate of 8.0% annually, of Class B’s month-end adjusted net assets. The general partner pays from the brokerage charge all clearing, execution and give-up, floor brokerage, exchange and NFA fees, any other transaction costs, selling agent compensation and consulting fees to the trading advisors. The payments to the clearing brokers are based upon a specified amount per round-turn for each commodity interest transaction executed on behalf of Grant Park. The amounts paid to selling agents, trading advisors or others may be based upon a specified percentage of Grant Park’s net asset value or round-turn transactions. A round-turn is both the purchase, or sale, of a commodity interest contract and the subsequent offsetting sale, or purchase, of the contract. The balance of the brokerage charge not paid out to other parties is retained by the general partner as payment for its services to Grant Park.

Grant Park pays the general partner the brokerage charge, which is based on a fixed percentage of net assets, regardless of whether actual transaction costs were less than or exceeded this fixed percentage or whether the number of trades significantly increases. Assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, it is estimated that the brokerage charge would equate to round-turn commissions of approximately $49.58, based on the average trading activity of the six trading advisors for the last three calendar years and assuming allocations of net assets to the trading advisors as follows: 21% to Rabar; 20% to EMC; 9% to ETC; 20% to Graham; 20% to Winton; and 10% to Saxon.

The clearing brokers are also paid by the general partner, out of its brokerage charge, an average of between approximately $5.00 and $10.00 dollars per round turn transaction entered into by Grant Park. This round turn commission includes all clearing, exchange and NFA fees.

From August 1, 2003 to December 31, 2005, Grant Park paid the general partner a monthly brokerage charge equal to a rate of up to 8.1% annually of Grant Park’s month-end adjusted net assets. The charge amounted to $23,665,571 for the year ended December 31, 2005, $16,530,511 for the year ended December 31, 2004 and $1,421,649 for the five months ended December 31, 2003. Prior to August 1, 2003, Grant Park paid the general partner a management fee, accrued monthly and paid quarterly, equal to a rate of 2% annually of Grant Park’s month-end adjusted net assets. This fee equaled $221,750 during 2003.

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

Name	Number of Class A Limited Partnership Units	Number of Class B Limited Partnership Units		Number of General Partnership Units		Percentage of Outstanding Class A Limited Partnership Units		Percentage of Outstanding Class A Limited Partnership Units	Percentage of General Partnership Units
Dearborn Capital Management, LLC	2,581.012		23.221		286.779		5.35%	0.01%	100.00%
David M. Kavanagh	2,581.012	(1)	23.221	(1)	286.779	(1)	5.35%	0.01%	100.00%
Efim Tkatchew	—		—		—		—	—	—
Maureen O’Rourke	—		—		—		—	—	—
____________
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 11, “Executive Compensation” and Item 12, “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to Grant Park for professional audit services provided by McGladrey & Pullen, LLP, Grant Park’s independent accountants, for the audit of Grant Park’s annual financial statements for the years ended December 31, 2005 and 2004, and fees billed for other professional services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an affiliate of McGladrey & Pullen, LLP) during those years.

Fee Category	2005	2004
Audit Fees(1)	$122,000	$216,800
Audit-Related Fees	—	—
Tax Fees(2)	5,000	30,000
All Other Fees	—	—
Total Fees	$127,000	$246,800
____________
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

The Audit Committee of Grant Park’s general partner, Dearborn Capital Management, L.L.C., pre-approves all audit and permitted non-audit services of Grant Park’s independent accountants, including all engagement fees and terms. The Audit Committee of Dearborn approved all the services provided by McGladrey & Pullen during 2005 to Grant Park described above. The Audit Committee has determined that the payments made to McGladrey for these services during 2005 and 2004 are compatible with maintaining that firm’s independence.

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

(3)	Exhibits

Exhibit Number	Description of Document
3.1(1)	Third Amended and Restated Limited Partnership Agreement of the Registrant.

Exhibit Number	Description of Document
3.2(2)	Certificate of Limited Partnership of the Registrant.
10.1(2)	First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Rabar Market Research, Inc.
10.2(2)	First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and EMC Capital Management, Inc.
10.3(2)	First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Eckhardt Trading Company.
10.4(2)	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Graham Capital Management, L.P.
10.5(3)	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Winton Capital Management Limited.
10.6(3)	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Saxon Investment Corporation.
10.7	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Welton Investment Corporation.
10.8(4)	Subscription Agreement and Power of Attorney.
10.9(5)	Request for Redemption Form.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
(1)	Included as Appendix A to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338) and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-119338) and incorporated herein by reference.
(4)	Included as Appendix B to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338)
(5)	Included as Appendix D to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338)

INDEX TO FINANCIAL STATEMENTS

Grant Park Futures Fund Limited Partnership

Report of Independent Registered Public Accounting Firm	F-2

Statements of Financial Condition as of December 31, 2005 and 2004	F-3

Condensed Schedule of Investments as of December 31, 2005	F-4

Condensed Schedule of Investments as of December 31, 2004	F-5

Statements of Operations for the years ended December 31, 2005, 2004 and 2003	F-6

Statements of Changes in Partners’ Capital for the years ended December 31, 2005, 2004 and 2003	F-7

Notes to Financial Statements	F-8

Dearborn Capital Management, L.L.C.

Report of Independent Registered Public Accounting Firm	F-14

Consolidated Statement of Financial Condition as of December 31, 2005	F-15

Notes to Consolidated Statement of Financial Condition	F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Grant Park Futures Fund Limited Partnership
Chicago, Illinois

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Grant Park Futures Fund Limited Partnership as of December 31, 2005 and 2004, and the related statements of operations and changes in partners’ capital for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grant Park Futures Fund Limited Partnership as of December 31, 2005 and 2004, and the results of its operations for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
February 17, 2006

McGladrey & Pullen, LLP is a member firm of RSM International -
an affiliation of separate and independent legal entities.

Grant Park Futures Fund Limited Partnership
Statements of Financial Condition
December 31, 2005 and 2004

Assets	2005	2004
Equity in brokers’ trading accounts:
U.S. Government securities, at market value	$56,339,226	$57,437,059
Cash	(2,082,929)	943,051
Unrealized gain on open contracts, net	5,227,765	4,511,895
Deposits with broker	59,484,062	62,892,005
Cash and cash equivalents	246,308,100	240,897,745
Interest receivable	853,571	842,052
Receivable from General Partner	600,000	—
Total assets	$307,245,733	$304,631,802
Liabilities and Partners’ Capital
Liabilities
Brokerage commission payable	$1,774,928	$1,813,714
Accrued incentive fees	—	1,529,181
Organization and offering costs payable	130,755	178,827
Accrued operating expenses	62,302	85,541
Pending partner additions	7,235,097	9,831,841
Redemptions payable	8,144,832	1,538,667
Total liabilities	17,347,914	14,977,771
Partners’ Capital
General Partner (units outstanding December 31, 2005 - 2,839.96, December 31, 2004 - 2,512.60)	3,026,173	2,772,714
Limited Partners
Class A (units outstanding December 31, 2005 - 48,216.06, December 31, 2004 - 60,634.01 )	51,377,474	66,911,179
Class B (units outstanding December 31, 2005 - 249,391.39, December 31, 2004 - 223,055.67 )	235,494,172	219,970,138
Total partners’ capital	289,897,819	289,654,031
Total liabilities and partners’ capital	$307,245,733	$304,631,802

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments
December 31, 2005

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$(442,058)	(0.2)%	$134,786	0.1%	$(307,272)	(0.1)%
Energy	82,867	**	(351,494)	(0.1)%	(268,627)	(0.1)%
Grains	109,812	**	(537,600)	(0.2)%	(427,788)	(0.2)%
Interest rates	58,095	**	(192,668)	(0.1)%	(134,573)	(0.1)%
Meats	67,012	**	940	**	67,952	**
Metals	1,158,952	0.4%	-	**	1,158,952	0.4%
Soft commodities	1,974,357	0.7%	(101,017)	**	1,873,340	0.6%
Stock indices	(1,154,901)	(0.4)%	5,000	**	(1,149,901)	(0.4)%
Total U.S. Futures Positions	1,854,136		(1,042,053)		812,083
Foreign Futures Positions:
Energy	137,381	0.1%	13,770	**	151,151	0.1%
Interest rates	1,439,877	0.5%	355,445	0.1%	1,795,322	0.6%
Metals	6,040,628	2.1%	(2,479,122)	(0.9)%	3,561,506	1.2%
Soft commodities	34,454	**	(10,785)	**	23,669	**
Stock indices	2,433,469	0.8%	(141,720)	**	2,291,749	0.8%
Total Foreign Futures Positions	10,085,809		(2,262,412)		7,823,397
Total Futures Contracts	$11,939,945	4.1%	$(3,304,465)	(1.1)%	$8,635,480	3.0%
Forward Contracts *
Currencies	$(3,417,240)	(1.2)%	$9,525	**	$(3,407,715)	(1.2)%

*	No futures and forward contract positions constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of partners’ capital.

U.S. Government Securities:		Value	Percent of Partners’ Capital
Face Value
$57,500,000	U.S. Treasury Bills, January 26, 2006	$56,339,226	19.4%
	Total U.S. Government Securities (cost $56,346,912)	$56,339,226

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments
December 31, 2004

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$684,199	0.2%	$2,981	**	$687,180	0.2%
Energy	-	**	453,758	0.2%	453,758	0.2%
Grains	13,245	**	(90,050)	**	(76,805)	**
Interest rates	(71,700)	**	186,450	0.1%	114,750	**
Meats	113,140	**	-	**	113,140	**
Metals	(603,600)	(0.2)%	48,505	**	(555,095)	(0.2)%
Soft commodities	1,408,061	0.5%	(58,098)	**	1,349,963	0.5%
Stock indices	2,205,125	0.8%	(12,170)	**	2,192,955	0.8%
Total U.S. Futures Positions	3,748,470		531,376		4,279,846
Foreign Futures Positions:
Energy	187	**	66,220	**	66,407	**
Interest rates	419,624	0.1%	(4,782)	**	414,842	0.1%
Metals	2,036,320	0.7%	(1,447,590)	(0.5)%	588,730	0.2%
Soft commodities	—	**	3,396	**	3,396	**
Stock indices	2,707,305	0.9%	—	**	2,707,305	0.9%
Total Foreign Futures Positions	5,163,436		(1,382,756)		3,780,680
Total Futures Contracts	$8,911,906	3.1%	$(851,380)	(0.3)%	$8,060,526	2.8%
Forward Contracts *
Currencies	$2,755,856	1.0%	$(6,304,487)	(2.2)%	$(3,548,631)	(1.2)%

*	No futures and forward contract positions constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of partners’ capital.

U.S. Government Securities:		Value	Percent of Partners’ Capital
Face Value
$57,516,000	U.S. Treasury Bills, January 27, 2005	$57,437,059	18.8%
	Total U.S. Government Securities (cost $57,444,344)	$57,437,059

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Income
Trading gains (losses)
Realized	$6,429,059	$5,332,965	$5,526,575
Change in unrealized	715,870	(1,051,764)	4,622,586
Gains from trading	7,144,929	4,281,201	10,149,161
Interest income	8,436,400	3,005,585	247,863
Total income	15,581,329	7,286,786	10,397,024
Expenses
Brokerage commission	23,651,090	16,530,511	1,421,649
Commissions	-	-	274,784
Management fees	-	-	427,893
Incentive fees	1,643,676	3,764,107	1,585,258
Operating expenses	643,036	700,616	370,911
Total expenses	25,937,802	20,995,234	4,080,495
Net income (loss)	$(10,356,473)	$(13,708,448)	$6,316,529

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
Years Ended December 31, 2005, 2004 and 2003

			Limited Partners		Limited Partners
	General Partner		Class A		Class B
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount

Partners’ capital, December 31, 2002	*	$797,315	*	$13,808,644	—	—	$14,605,959
Contributions, January 1 through March 31	*	—	*	4,161,878	—	—	4,161,878
Redemptions, January 1 through March 31	*	(200,000)	*	(20,000)	—	—	(220,000)
Contributions, April 1 through December 31	101.16	115,000	10,348.32	11,558,797	31,586.19	31,996,685	43,670,482
Redemptions, April 1 through December 31	—	—	(912.25)	(1,048,041)	—	—	(1,048,041)
Offering costs	—	—	—	(11,584)	—	(57,177)	(68,761)
Net income	—	132,604	—	4,118,010	—	2,065,915	6,316,529
Partners’ capital, December 31, 2003	707.62	844,919	27,275.54	32,567,704	31,586.19	34,005,423	67,418,046
Contributions	1,804.98	2,022,500	39,552.87	45,844,665	195,825.69	200,180,244	248,047,409
Redemptions	—	—	(6,194.40)	(6,567,208)	(4,356.21)	(4,091,833)	(10,659,041)
Offering costs	—	—	—	(103,680)	—	(1,340,255)	(1,443,935)
Net loss	—	(94,705)	—	(4,830,302)	—	(8,783,441)	(13,708,448)
Partners’ capital, December 31, 2004	2,512.60	2,772,714	60,634.01	66,911,179	223,055.67	219,970,138	289,654,031
Contributions	327.36	350,000	8,304.62	8,829,246	69,543.78	65,810,552	74,989,798
Redemptions	—	—	(20,722.57)	(21,908,315)	(43,208.06)	(40,781,188)	(62,689,503)
Offering costs	—	—	—	(106,640)	—	(1,593,394)	(1,700,034)
Net loss	—	(96,541)	—	(2,347,996)	—	(7,911,936)	(10,356,473)
Partners’ capital, December 31, 2005	2,839.96	$3,026,173	48,216.06	$51,377,474	249,391.39	$235,494,172	$289,897,819
Net asset value per unit at April 1, 2003 for Class A Units and at August 1, 2003 for Class B Units				$1,000.00		$1,000.00
Increase in net asset value per unit for the period April 1 to December 31, 2003 for Class A units and for the period August 1 to December 31, 2003 for Class B units				194.03		76.59
Net asset value per unit at December 31, 2003				1,194.03		1,076.59
Decrease in net asset value per unit for the year ended December 31, 2004				(90.50)		(90.42)
Net asset value per unit at December 31, 2004				1,103.53		986.17
Decrease in net asset value per unit for the year ended December 31, 2005				(37.96)		(41.89)
Net asset value per unit at December 31, 2005				$1,065.57		$944.28
____________
*	The Partnership converted its “Interests” to units effective April 1, 2003, with all existing Limited Partners at that date converting to Class A Units.
The financial results are presented on a unitized basis from that date.

Converted units at April 2003:
General Partner	606.46
Limited Partner Class A	17,839.47

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Notes to Financial Statements

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business: Grant Park Futures Fund Limited Partnership (the “Partnership”) was organized as a limited partnership in Illinois in August 1988 and will continue until December 31, 2027, unless sooner terminated as provided for in the Limited Partnership Agreement. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of futures commission merchants (“FCMs”), interbank and other market makers through which the Partnership trades. Effective June 30, 2003, the Partnership became registered with the Securities and Exchange Commission (“SEC”), accordingly, as a registrant, the Partnership is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934.

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

Through February 28, 2003, the Partnership issued and sold limited partnership interests in an offering exempt under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. Similar reliance was placed on available exemptions from securities qualification requirements under applicable state securities laws. The purchasers of units in such offering made representations as to their intention to acquire the units for investment only and not with a view to, or for sale in connection with, any distribution thereof, as to their ability to hold such units indefinitely and generally, as to their qualification as accredited investors under the Securities Act and Regulation D promulgated thereunder. Further, such units were restricted as to their transferability.

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

Revenue recognition: Futures, options on futures, and forward contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the Financial Accounting Standards Board Interpretation No. 39 — “Offsetting of Amounts Related to Certain Contracts.” Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Market value of exchange-traded contracts is based upon exchange settlement prices. Market value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.

Income taxes: No provision for income taxes has been made in these financial statements as each partner is individually responsible for reporting income or loss based on its respective share of the Partnership’s income and expenses as reported for income tax purposes.

Organization and offering costs: All expenses incurred in connection with the organization and the initial and ongoing public offering of partnership interests are paid by Dearborn Capital Management, L.L.C. (“General Partner”) and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. Class A units bear organization and offering expenses at an annual rate of 20 basis points (0.20 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets. Through August 31, 2005, Class B units incurred these expenses at an annual rate of 90 basis points (0.90 percent). Effective September 1, 2005, the annual rate was decreased to 60 basis points (0.60 percent) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted assets. “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions. Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses are charged against partners’ capital at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At December 31, 2005, all organization and offering costs incurred by the General Partner have been reimbursed. The General Partner intends to remit back to the Partnership a portion of the Partnership’s organization and offering expenses to the extent actual expenses incurred were less than the actual amount the Partnership paid the General Partner. At December 31, 2005, included in receivable from General Partner is $300,000 related to the reimbursement of organization and offering expenses to the Partnership.

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

NOTE 3. COMMODITY TRADING ADVISORS

The Partnership has entered into advisory contracts with Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Co., Graham Capital Management, L.P., Winton Capital Management Limited and Saxon Investment Corporation to act as the Partnership’s commodity trading advisors (the “Advisors”). The Advisors are paid a quarterly management fee ranging from 0 percent to 2 percent per annum of the Partnership’s month-end allocated net assets that as of August 1, 2003 is included in the brokerage commission paid to the General Partner (Note 4).

Prior to August 1, 2003, the Advisors received directly from the Partnership a quarterly management fee ranging from 1 percent to 2.5 percent per annum of the Partnership’s month-end allocated net assets, which amounted to fees of $206,143 for the seven months ended July 31, 2003.

Additionally, the Advisors receive a quarterly incentive fee ranging from 20 percent to 24 percent of the new trading profits on the allocated net assets of the Advisor, which amounted to fees of $1,643,676, $3,764,107, and $1,585,258 for the years ended December 31, 2005, 2004, and 2003, respectively.

NOTE 4. GENERAL PARTNER AND RELATED PARTY TRANSACTIONS

The General Partner shall at all times, so long as it remains a general partner of the Partnership, own Units in the Partnership: (i) in an amount sufficient, in the opinion of counsel for the Partnership, for the Partnership to be taxed as a partnership rather than as an association taxable as a corporation; and (ii) during such time as the Units are registered for sale to the public, in an amount at least equal to the greater of: (a) 1 percent of all capital contributions of all Partners to the Partnership; or (b) $25,000; or such other amount satisfying the requirements then imposed by the North American Securities Administrators Association, Inc.(NASAA) Guidelines. Further, during such time as the Units are registered for sale to the public, the General Partner shall, so long as it remains a general partner of the Partnership, maintain a net worth (as such term may be defined in the NASAA Guidelines) at least equal to the greater of: (i) 5 percent of the total capital contributions of all partners and all limited partnerships to which it is a general partner (including the Partnership) plus 5 percent of the Units being offered for sale in the Partnership; or (ii) $50,000; or such other amount satisfying the requirements then imposed by the NASAA Guidelines. In no event, however, shall the General Partner be required to maintain a net worth in excess of $1,000,000 or such other maximum amount satisfying the requirements then imposed by the NASAA Guidelines.

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

Prior to August 1, 2003, brokerage commissions and other trading fees paid to clearing FCMs totaled $274,784 and are included in commissions on the statements of operations for the year ended December 31, 2003.

Prior to August 1, 2003, the Partnership paid the General Partner a management fee of 2 percent per annum of the Partnership net assets, as defined. This fee, which was accrued monthly and paid quarterly, amounted to $221,750 for the seven months ended July 31, 2003.

NOTE 5. OPERATING EXPENSES

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. Through August 31, 2005, operating expenses of the Partnership were limited to 0.35 percent per year of the average month-end net assets of the Partnership. Effective September 1, 2005, these expenses are limited to 0.25 percent per year of the average month-end net assets of the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference will be reimbursed pro rata to record-holders as of December 31 of each year. For the year ended December 31, 2005, the operating expenses incurred by the Partnership were less than the percentages outlined above. Accordingly, at December 31, 2005, included in receivable from General Partner is $300,000 related to the reimbursement of operating expenses to the Partnership.

NOTE 6. REDEMPTIONS

Limited Partners have the right to redeem units as of any month-end upon ten (10) days’ prior written notice to the Partnership. The General Partner, however, may permit earlier redemptions in its discretion. There are no redemption fees applicable to Class A Limited Partners or to Class B Limited Partners who redeem their units on or after the one-year anniversary of their subscription. Class B Limited Partners who redeem their units prior to the one-year anniversary of their subscriptions will pay the applicable early redemption fee. Redemptions will be made on the last day of the month for an amount equal to the net asset value per unit, as defined, represented by the units to be redeemed.

In addition, the General Partner may at any time cause the redemption of all or a portion of any Limited Partner’s units upon fifteen (15) days written notice. The General Partner may also immediately redeem any Limited Partner’s units without notice if the General Partner believes that (i) the redemption is necessary to avoid having the assets of the Partnership deemed Plan Assets under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), (ii) the Limited Partner made a misrepresentation in connection with its subscription for the units, or (iii) the redemption is necessary to avoid a violation of law by the Partnership or any Partner.

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

	2005	2004	2003
Total return - Class A Units*	(3.44)%	(7.58)%	20.03%
Total return - Class B Units*	(4.25)%	(8.40)%	7.66%
Ratios as a percentage of average net assets:
Interest income	2.90%	1.62%	1.02%
Expenses	8.92%	11.34%	16.84%
Expenses, net of interest income	6.02%	9.72%	15.82%

The interest income and expense ratios above are computed based upon the weighted average net assets of the limited partners for the years ended December 31, 2005, 2004 and 2003.

The following per unit performance calculations reflect activity related to the Partnership.

	Class A Units	Class B Units
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period *	$1,000.00	$1,000.00
Income (loss) from operations:
Net realized and change in unrealized gain from trading	336.41	188.11
Expenses net of interest income**	(141.78)	(105.96)
Total income (loss) from operations	194.63	82.15
Organization and offering costs**	(0.60)	(5.56)
Net asset value per unit at December 31, 2003	1,194.03	1,076.59
Income (loss) from operations
Net realized and change in unrealized gain from trading	12.91	7.98
Expenses net of interest income**	(101.35)	(89.13)
Total income (loss) from operations	(88.44)	(81.15)
Organization and offering costs**	(2.06)	(9.27)
Net asset value per unit at December 31, 2004	1,103.53	986.17
Income (loss) from operations
Net realized and change in unrealized gain from trading	26.04	21.95
Expenses net of interest income**	(62.15)	(57.29)
Total income (loss) from operations	(36.11)	(35.34)
Organization and offering costs**	(1.85)	(6.55)
Net asset value per unit at December 31, 2005	$1,065.57	$944.28

*	The Partnership converted its "interests" to units effective April 1, 2003, with all existing Limited Partners at that date converting to Class A Units. Class B Units began trading August 1, 2003

**
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

Net trading results from derivatives for the years ended December 31, 2005, 2004 and 2003, are reflected in the statements of operations. Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contract, and forward contracts.

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

The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Contracts (non-exchange-traded)		Total
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Gross unrealized gains	$16,947,161	$13,828,695	$3,109,103	$4,966,513	$20,056,264	$18,795,208
Gross unrealized (losses)	(8,311,681)	(5,768,169)	(6,516,818)	(8,515,144)	(14,828,499)	(14,283,313)
Net unrealized gain (loss)	$8,635,480	$8,060,526	$(3,407,715)	$(3,548,631)	$5,227,765	$4,511,895

      The General Partner has established procedures to actively monitor and minimize market and credit risks. The limited partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

NOTE 9. GUARANTEES

       In the normal course of business, the Partnership enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Partnership’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred. The Partnership expects the risk of any future obligation under these indemnifications to be remote.

NOTE 10. SUBSEQUENT EVENT

From January 1, 2006 to February 17, 2006, there were contributions and redemptions totaling approximately $13,972,000 and $5,879,000, respectively.

Report Of Independent Registered Public Accounting Firm

To the Members
Dearborn Capital Management, L.L.C.
Chicago, Illinois

We have audited the accompanying consolidated statement of financial condition of Dearborn Capital Management, L.L.C. and Subsidiary as of December 31, 2005. This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the consolidated statement of financial condition referred to above presents fairly, in all material respects, the financial position of Dearborn Capital Management, L.L.C. and Subsidiary as of December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
February 17, 2006

Dearborn Capital Management, L.L.C.
Consolidated Statement of Financial Condition
December 31, 2005

Assets
Cash and cash equivalents	$5,996,882
Receivables:
Grant Park Futures Fund Limited Partnership	1,787,928
Advisory and performance fees	180,620
Other	9,072
Investments:
Grant Park Futures Fund Limited Partnership	3,026,173
Other, at fair value	50,000
Prepaid expenses	530,689
Property and equipment, net of accumulated depreciation of $26,061	952,987
Other	26,541
Total assets	$12,560,892
Liabilities and Members’ Equity
Liabilities
Bank loan	$1,369,000
Note payable	634,706
Accounts payable, accrued expenses and other liabilities	2,948,073
Non-controlling interest	191,399
5,143,178
Members’ equity	7,417,714
Total liabilities and members’ equity	$12,560,892

The accompanying notes are an integral part of this statement of financial condition.

Dearborn Capital Management, L.L.C.
Notes to Consolidated Statement of Financial Condition

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

Significant accounting policies are as follows:

Principles of consolidation: The consolidated statement of financial condition includes the accounts of the Company and 555-6, LLC (“555-6”). All significant intercompany accounts, balances and transactions have been eliminated in consolidation.

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

Property and equipment: Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful life of the asset.

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

Accounting pronouncements: Emerging Issues Task Force Issue 04-05 (“Issue 04-05”) provides that, if a general partner controls, as defined, a limited partnership, then that limited partnership’s financial statements should be consolidated into the general partner’s financial statements. Issue 04-05 is effective for the Company beginning in 2006. The Company may be required to consolidate either or both if its general partner investments beginning in 2006, but the ultimate effect of Issue 04-05 on the Company has not been determined.

NOTE 2. CHANGE IN ACCOUNTING PRINCIPLE AND NEW REPORTING ENTITY

In 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) and its amendment FIN 46R. This Interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary.

Prior to FIN 46, a company generally included another entity in the company’s financial statements only if it controlled the entity through ownership of the majority voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is the primary beneficiary as evidenced by being subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.

Effective January 5, 2005, the Company began to consolidate into its financial statements the accounts of 555-6, formerly an unconsolidated entity. 555-6 is an affiliate under common ownership that leases the office space to the Company. Management believes that the change in reporting entity is appropriate since the Company guarantees 555-6’s obligations to a bank.

Financial information of 555-6 at December 31, 2005 consisted of assets (principally property), liabilities and members’ equity of approximately $832,000, $640,000 and $192,000 respectively.

NOTE 3. INVESTMENTS

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

At December 31, 2005, other investments (recorded at fair value) consist of a private equity investment of $50,000.

NOTE 4. RECEIVABLE FROM GRANT PARK FUTURES FUND LIMITED PARTNERSHIP AND PREPAID EXPENSES

Effective August 1, 2003, the Partnership pays the Company a brokerage commission of up to 8.1 percent per annum of the Partnership net assets. Effective April 1, 2004, the brokerage commission decreased to 7.9 percent per annum for Class A units and remained at 8.1 percent per annum for Class B units, and effective November 1, 2004, the brokerage commission decreased to 7.75 percent per annum for Class A units and 8.0 percent per annum for Class B units. Effective September 1, 2005, the brokerage commission decreased to 7.55 percent per annum for Class A units and remained at 8.0 percent per annum for Class B units. Included in the brokerage commission are amounts paid to the clearing brokers for execution and clearance costs. If such commissions and fees exceed the brokerage commission limit in any one year, the Company will bear the excess amount. In its discretion, the Company may require that the Partnership reimburse the Company. The remaining amount is for commissions to certain selling agents as compensation for selling interests of the Partnership, management fees to the Partnership’s commodity trading advisors, and a management fee retained by the Company.

Selling Agents: The Company pays, on behalf of the Partnership, commissions charged by certain selling agents equal to 2 percent to 2.25 percent annually of the Partnership’s Class A unit interests. At December 31, 2005, the Company has a receivable from the Partnership and an offsetting payable due to selling agents in the amount of $86,489. The receivable and payable are included in receivable from Grant Park Futures Fund Limited Partnership and accounts payable, accrued expenses and other liabilities, respectively, on the statement of financial condition.

The Company pays, on behalf of the Partnership, a 3.5 percent up-front commission to certain selling agents for the Partnership’s Class B Unit interests. At December 31, 2005, the Company had advanced commissions for Class B interests totaling $628,593, which is included in prepaid expenses on the statement of financial condition. The Company has a receivable from the Partnership included in receivable from Grant Park Futures Fund Limited Partnership on the statement of financial condition of $705,619 for December 2005 commissions.

Commodity Trading Advisors: The Company pays, on behalf of the Partnership, management fees to the Partnership’s commodity trading advisors. The Company receives the management fees from the Partnership on a monthly basis and pays such amounts due to the commodity trading advisors on a quarterly basis. At December 31, 2005, the Company has a receivable from the Partnership of $352,593 included in receivable from Grant Park Futures Fund Limited Partnership on the statement of financial condition, and a payable of $1,061,641 due to the commodity trading advisors. The payable is included in accounts payable, accrued expenses and other liabilities on the statement of financial condition.

Management Fees paid to Company: At December 31, 2005, the Company has a management fee receivable for the remainder of the brokerage commission charge of $450,170 included in receivable from Grant Park Futures Fund Limited Partnership on the statement of financial condition.

At December 31, 2005, the receivable from Grant Park Futures Fund Limited Partnership and prepaid expenses consist of the following:

Receivable from Grant Park Futures Fund Limited Partnership:
Selling Agents - Class A Unit Interests	$86,489
Selling Agents - Class B Unit Interests	705,619
Commodity Trading Advisors	352,593
Management fees paid to Company	450,170
Total brokerage commission receivable	1,594,871
Organization and offering costs receivable	130,755
Operating expenses	62,302
Total receivable from Grant Park Futures Fund Limited Partnership	$1,787,928
Prepaid expenses:
Class B selling commissions	$628,593
Organization and offering costs	(97,904)
Total prepaid expenses	$530,689

Organization and Offering Costs: All expenses incurred in connection with the organization and the initial and ongoing public offering of partnership interests will be paid by the Company on behalf of the Partnership, and reimbursed to the Company by the Partnership. This reimbursement is made monthly. Class A units bear organization and offering expenses at an annual rate of 20 basis points (0.20 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets. Through August 31, 2005, Class B units incurred these expenses at an annual rate of 90 basis points (0.90 percent). Effective September 1, 2005, the annual rate was decreased to 60 basis points (0.60 percent) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted assets. “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees, expenses and redemptions. In its discretion, the Company may require the Partnership to reimburse the Company in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit.

The reimbursement for organization and offering cost is made on a monthly basis. At December 31, 2005, all organization and offering have been reimbursed by the Partnership. The Company has agreed to remit back to the Partnership a portion of the Partnership’s organization and offering expenses to the extent actual expenses incurred were less than the actual amount the Partnership paid the Company. At December 31, 2005, included in accounts payable, accrued expenses and other liabilities is $300,000 related to the reimbursement of organization and offering expenses to the Partnership.

Operating Expenses: Effective August 1, 2003, all ongoing operating expenses, such as legal, audit, administrative costs, expense of preparing and filing required periodic reports with the Securities and Exchange Commission (“SEC”), transfer agent fees, printing and postage will be paid by the Company on behalf of the Partnership and reimbursed to the Company by the Partnership. This reimbursement is made monthly. Until September 1, 2005, the monthly reimbursement from the Partnership to the Company equaled 0.029 percent or 0.35 percent annually, of the net asset value of the Partnership. On September 1, 2005, this monthly reimbursement was reduced to 0.021 percent, or 0.25 percent annually of the net asset value of the Partnership. The Company bears any of the excess amount. In its discretion, the Company may require the Partnership to reimburse the Company in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. To the extent operating expenses are less than 0.25 percent of the Partnership’s average net assets during the year, the difference will be reimbursed pro rata to recordholders as of December 31 of each year. The Company has received reimbursements from the Partnership totaling $880,733 for the year ended December 31, 2005. At December 31, 2005, the Company has operating expenses receivable from the Partnership of $62,302, included in receivable from Grant Park Futures Fund Limited Partnership on the statement of financial condition. The Company has agreed to remit back to the Partnership a portion of the Partnership’s operating expenses to the extent actual expenses incurred were less than the actual amount the Partnership paid the Company. At December 31, 2005, included in accounts payable, accrued expenses and other liabilities is $300,000 related to the reimbursement of operating expenses to the Partnership.

NOTE 5. ADVISORY AND PERFORMANCE FEES RECEIVABLE

The Company has entered into agreements with certain of its trading advisors whereby the Company earns a portion of fees earned by the trading advisors on certain accounts that have been previously introduced by the Company. These accounts introduced do not include the Partnership. At December 31, 2005, the Company has a receivable from certain commodity trading advisors of $25,006 related to the agreements.

The Company is a Co-Investment Advisor to Dearborn Alternative Investment Fund Series 2 (“Dearborn Alternative”). The investment advisors receive an annual advisor and distribution fee equal to 2 percent of Dearborn Alternative’s net assets, payable quarterly in arrears, of which the Company receives 37.5 percent of the fee. At December 31, 2005, the Company has a management fee receivable from Dearborn Alternative of $22,623 and related selling agent fees payable of $14,139, which is included in accounts payable, accrued expenses and other liabilities.

NOTE 6. BANK LOAN AND NOTE PAYABLE

The Company has entered into an agreement with a bank for a credit facility up to a maximum amount of $7 million. Amounts can be borrowed in multiple advances; however, the aggregate amount of such advances cannot exceed the maximum amount. Loan amounts are due on demand, no later than April 30, 2006, and bear interest at the prime rate (7.25 percent at December 31, 2005). Loans are collateralized by certain property of the Company, including receivables, investments and equipment. At December 31, 2005, the Company has an outstanding balance of $1,369,000.

The note payable represents an obligation to a bank that matures on January 15, 2010 and bears interest at the rate of 6.25 percent. The note is payable in monthly installments of $4,750 and is collateralized by certain assets of 555-6 and guaranteed by the Company.

NOTE 7. TRADING ACTIVITIES AND RELATED RISKS

The Company through its investment in the Partnership, engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, and forward contracts (collectively, derivatives). These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy. The Company is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

The Company is exposed to concentrations of credit risk. The Company maintains cash at a financial institution. The total cash balance maintained at the financial institution is insured by the Federal

Deposit Insurance Corporation (“FDIC”) up to $100,000 per depositor, per bank. The Company had cash at December 31, 2005, that exceeded the balance insured by the FDIC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois on the 30th day of March, 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2006.

Signature	Title
/s/ David M. Kavanagh David M. Kavanagh	President (Principal Executive Officer)
/s/ Maureen O'Rourke Maureen O’Rourke	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Third Amended and Restated Limited Partnership Agreement of the Registrant.
3.2(2)	Certificate of Limited Partnership of the Registrant.
10.1(2)	First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Rabar Market Research, Inc.
10.2(2)	First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and EMC Capital Management, Inc.
10.3(2)	First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Eckhardt Trading Company.
10.4(2)	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Graham Capital Management, L.P.
10.5(3)	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Winton Capital Management Limited.
10.6(3)	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Saxon Investment Corporation.
10.7	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Welton Investment Corporation.
10.8(4)	Subscription Agreement and Power of Attorney.
10.9(5)	Request for Redemption Form.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
(1)	Included as Appendix A to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338) and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-119338) and incorporated herein by reference.

(4)	Included as Appendix B to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338)
(5)	Included as Appendix D to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338)