Form 10-Q
period 2006-03-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2006-04-28
CIK 845698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2006

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

QUARTER ENDED March 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Grant Park Futures Fund Limited Partnership

Statements of Financial Condition

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets

Equity in brokers’ trading accounts:
U.S. Government securities, at market value	$58,299,491	$56,339,226
Cash	(9,103,126)	(2,082,929)
Unrealized gain on open contracts, net	20,674,739	5,227,765
Deposits with broker	69,871,104	59,484,062

Cash and cash equivalents	249,188,557	246,308,100
Interest receivable	689,081	853,571
Receivable from General Partner	–	600,000

Total assets	$319,748,742	$307,245,733

Liabilities and Partners’ Capital

Liabilities
Brokerage commission payable	$1,852,361	$1,774,928
Accrued incentive fees	814,614	–
Organization and offering costs payable	138,506	130,755
Accrued operating expenses	65,259	62,302
Pending partner additions	6,274,660	7,235,097
Redemptions payable	6,340,237	8,144,832
Total liabilities	15,485,637	17,347,914

Partners’ Capital
General Partner ( 2,867.79 and 2,839.96 units outstanding at March 31, 2006 and December 31, 2005, respectively)	3,182,899	3,026,173
Limited Partners
Class A ( 44,068.32 and 48,216.06 units outstanding at March 31, 2006 and December 31, 2005, respectively)	48,910,477	51,377,474
Class B ( 256,938.50 and 249,391.39 units outstanding at March 31, 2006 and December 31, 2005, respectively)	252,169,729	235,494,172
Total partners’ capital	304,263,105	289,897,819

Total liabilities and partners’ capital	$319,748,742	$307,245,733

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments
March 31, 2006
(Unaudited)

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$350,629	0.1%	$177,627	0.1%	$528,256	0.2%
Energy	194,369	0.1%	(61,236)	**	133,133	**
Grains	(492,064)	(0.2)%	(44,505)	**	(536,569)	(0.2)%
Interest rates	(24,540)	**	3,614,685	1.2%	3,590,145	1.2%
Meats	(8,280)	**	1,256,195	0.4%	1,247,915	0.4%
Metals	3,355,922	1.1%	(186)	**	3,355,736	1.1%
Soft commodities	1,742,619	0.6%	284,459	0.1%	2,027,078	0.7%
Stock indices	488,296	0.2%	–	**	488,296	0.2%
Total U.S. Futures Positions	5,606,951		5,227,039		10,833,990
Foreign Futures Positions:
Energy	122,763	**	–	**	122,763	**
Interest rates	(38,118)	**	5,787,680	1.9%	5,749,562	1.9%
Metals	2,559,476	0.8%	(1,895,970)	(0.6)%	663,506	0.2%
Soft commodities	11,435	**	(2,570)	**	8,865	**
Stock indices	2,498,574	0.8%	41,661	**	2,540,235	0.8%
Total Foreign Futures Positions	5,154,130		3,930,801		9,084,931
Total Futures Contracts	$10,761,081	3.5%	$9,157,840	3.0%	$19,918,921	6.5%
Forward Contracts *
Currencies	$(2,362,089)	(0.8)%	$3,117,907	1.0%	$755,818	0.2%

Total Futures and Forward Contracts	$8,398,992	2.8%	$12,275,747	4.0%	$20,674,739	6.8%

____________
*    No futures and forward contract positions constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.
**         Represents less than 0.1% of partners’ capital.

U.S. Government Securities:		Value	Percent of Partners’ Capital
Face Value
$58,500,000	U.S. Treasury Bills, April 27, 2006	$58,299,491	19.2%
	Total U.S. Government Securities (cost $58,291,807)	$58,299,491

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments
December 31, 2005

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$(442,058)	(0.2)%	$134,786	0.1%	$(307,272)	(0.1)%
Energy	82,867	**	(351,494)	(0.1)%	(268,627)	(0.1)%
Grains	109,812	**	(537,600)	(0.2)%	(427,788)	(0.2)%
Interest rates	58,095	**	(192,668)	(0.1)%	(134,573)	(0.1)%
Meats	67,012	**	940	**	67,952	**
Metals	1,158,952	0.4%	-	**	1,158,952	0.4%
Soft commodities	1,974,357	0.7%	(101,017)	**	1,873,340	0.6%
Stock indices	(1,154,901)	(0.4)%	5,000	**	(1,149,901)	(0.4)%
Total U.S. Futures Positions	1,854,136		(1,042,053)		812,083
Foreign Futures Positions:
Energy	137,381	0.1%	13,770	**	151,151	0.1%
Interest rates	1,439,877	0.5%	355,445	0.1%	1,795,322	0.6%
Metals	6,040,628	2.1%	(2,479,122)	(0.9)%	3,561,506	1.2%
Soft commodities	34,454	**	(10,785)	**	23,669	**
Stock indices	2,433,469	0.8%	(141,720)	**	2,291,749	0.8%
Total Foreign Futures Positions	10,085,809		(2,262,412)		7,823,397
Total Futures Contracts	$11,939,945	4.1%	$(3,304,465)	(1.1)%	$8,635,480	3.0%
Forward Contracts *
Currencies	$(3,417,240)	(1.2)%	$9,525	**	$(3,407,715)	(1.2)%

Total Futures and Forward Contracts	$8,522,705	2.9%	$(3,294,940)	(1.1)%	$5,227,765	1.8%

____________
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

Grant Park Futures Fund Limited Partnership

Statements of Operations

	Three Months Ended March 31,
	2006	2005
	(Unaudited)

Income
Trading gains (losses)
Realized	$949,696	$(7,352,581)
Change in unrealized	15,446,973	2,854,203

Net gains/(losses) from trading	16,396,669	(4,498,378)

Interest income	2,950,986	1,651,711

Total income/(loss)	19,347,655	(2,846,667)

Expenses
Brokerage commission	6,087,330	5,828,405
Incentive fees	814,614	671,156
Operating expenses	192,157	256,876

Total expenses	7,094,101	6,756,437

Net income/(loss)	$12,253,554	$(9,603,104)
Increase (decrease) in net asset value per unit for the period:
General Partner & Class A unit Limited Partner	$44.87	$(35.26)
Class B unit Limited Partner	$38.66	$(32.08)

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)
(Unaudited)

			Limited Partners		Limited Partners
	General Partner		Class A		Class B
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Partners’ capital, December 31, 2005	2,839.96	$3,026,173	48,216.06	$51,377,474	249,391.39	$235,494,172	$289,897,819
Contributions	27.83	30,000	482.94	522,993	22,061.05	21,042,641	21,595,634
Redemptions	—	—	(4,630.68)	(5,055,753)	(14,513.94)	(14,021,812)	(19,077,565)
Offering Costs	—	—	—	(27,420)	—	(378,917)	(406,337)
Net income/(loss)	—	126,726	—	2,093,183	—	10,033,645	12,253,554
Partners’ capital, March 31, 2006	2,867.79	$3,182,899	44,068.32	$48,910,477	256,938.50	$252,169,729	$304,263,105

Net asset value per unit at January 1, 2006				$1,065.57		$944.28
Net asset value per unit at March 31, 2006				$1,109.88		$981.44

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements
(Unaudited)

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: Grant Park Futures Fund Limited Partnership (the “Partnership”) was organized as a limited partnership in Illinois in August 1988 and will continue until December 31, 2027, unless sooner terminated as provided for in its Limited Partnership Agreement. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of futures commission merchants (“FCMs”) and interbank and other market makers through which the Partnership trades. Effective June 30, 2003, the Partnership became registered with the Securities and Exchange Commission (“SEC”), accordingly, as a registrant, the Partnership is subject to the regulatory requirements under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934.

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

Presentation of financial information: The financial statements include the accounts of Grant Park Futures Fund Limited Partnership. In our opinion, the accompanying interim, unaudited, financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006 and the results of operations for the three months ended March 31, 2006 and 2005.

The Partnership considered the following accounting policies as significant to it:

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

Cash and cash equivalents: Cash and cash equivalents include cash, U.S. treasury bills and short-term investments in interest-bearing demand deposits with banks and cash managers. The Partnership maintains deposits with high quality financial institutions in amounts that are in excess of federally insured limits; however, the Partnership does not believe it is exposed to any significant credit risk.

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

Organization and offering costs: All expenses incurred in connection with the organization and the initial and ongoing public offering of partnership interests are paid by Dearborn Capital Management, L.L.C. (“General Partner”) and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. Class A units bear organization and offering expenses at an annual rate of 20 basis points (0.20 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets. Through August 31, 2005, Class B units incurred these expenses at an annual rate of 90 basis points (0.90 percent). Effective August 31, 2005, the annual rate was decreased to 60 basis points (0.60 percent) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted assets. “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions. Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses are charged against partners’ capital at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At March 31, 2006, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Note 3. Commodity Trading Advisors

The Partnership has entered into advisory contracts with Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Co., Graham Capital Management, L.P., Winton Capital Management Limited, Saxon Investment Corporation and Welton Investment Corporation to act as the Partnership’s commodity trading advisors (the “Advisors”). The Advisors are paid a quarterly management fee ranging from 0 percent to 2 percent per annum of the Partnership’s month-end allocated net assets and a quarterly incentive fee ranging from 20 percent to 24 percent of the new trading profits on the allocated net assets of the Advisor.

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

Through August 31, 2005, the Partnership paid the General Partner a monthly brokerage commission equal to one twelfth of 7.75 percent (7.75 percent annualized) and effective September 1, 2005, one twelfth of 7.55 percent (7.55 percent annualized) of month-end net assets for Class A units and one twelfth of 8.00 percent (8.00 percent annualized) of month-end net assets for Class B units. Included in the brokerage commission are amounts paid to the clearing brokers for execution and clearing costs, management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered.

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

	Three Months Ended March 31,
	2006	2005
	(Unaudited)

Total return - A Units	4.16%	(3.24)%
Total return - B Units	3.94%	(3.48)%
Ratios as a percentage of average net assets:
Interest income *	3.98%	2.30%
Expenses *	9.57%	9.42%
Expenses, net of interest income *	5.59%	7.12%

*Annualized

The interest income and total expense ratios above are computed based upon the weighted average net assets of the Partnership for the three months ended March 31, 2006 and 2005 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the period January 1, 2006 to March 31, 2006.

	A Units	B Units
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,065.57	$944.28
Income (loss) from operations:
Net realized and change in unrealized gain/(loss) from trading (1)	58.85	52.32
Expenses net of interest income (1)	(13.98)	(13.66)
Total income/(loss) from operations	44.87	38.66
Organization and offering costs (1)	(0.56)	(1.50)
Net asset value per unit at end of period	$1,109.88	$981.44
____________
(1)
Expenses net of interest income per unit and organization and offering costs per unit are calculated by dividing the expenses net of interest income and organization and offering costs by the average number of units outstanding during the period from January 1, 2006 to March 31, 2006. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

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

Net trading results from derivatives for the three months ended March 31, 2006 and 2005, are reflected in the statements of operations. Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contract, and forward contracts.

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

The unrealized gain(loss) on open futures and forward contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Contracts (non-exchange-traded)		Total
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Gross unrealized gains	$22,486,390	$14,042,782	$3,117,907	$1,223,623	$25,604,297	$15,266,405
Gross unrealized (losses)	(2,567,469)	(3,915,390)	(2,362,089)	(3,984,916)	(4,929,558)	(7,900,306)
Net unrealized gain (loss)	$19,918,921	$10,127,392	$755,818	$(2,761,293)	$20,674,739	$7,366,099

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

Note 10. Subsequent Event

From April 1, 2006 to April 28, 2006, there were aggregate contributions to and redemptions from the Partnership totaling approximately $6,275,000 and $4,800,000, respectively.

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

Grant Park invests through independent professional commodity trading advisors retained by the general partner. Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Company, or ETC, Graham Capital Management, L.P., Winton Capital Management Limited, Saxon Investment Corporation and Welton Investment Corporation serve as Grant Park’s commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of March 31, 2006, the general partner allocated Grant Park’s net assets among the trading advisors as follows: 20% to Rabar, 22% to EMC, 8% to ETC, 8% to Graham, 19% to Winton, 10% to Saxon and 13% to Welton. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

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

Critical Accounting Policies

Grant Park’s most significant accounting policy is the valuation of its assets invested in U.S. and international futures and forward contracts, options contracts and other interests in commodities. The substantial majority of the investments are exchange-traded contracts, valued based upon exchange settlement prices. The remainder of its investments are non-exchange-traded contracts with valuation of those investments based on third-party quoted dealer values on the Interbank market. With the valuation of the investments easily obtained, there is little or no judgment or uncertainty involved in the valuation of investments, and accordingly, it is unlikely that materially different amounts would be reported under different conditions using different but reasonably plausible assumptions. Grant Park’s significant accounting policies are described in detail in Note 1 of the Financial Statements.

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

Results of Operations

Grant Park’s net return, which consists of Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the quarter ended March 31, 2006 was approximately 4.16% for the Class A units and 3.94% for the Class B units. The net asset value at March 31, 2006 was approximately $304.3 million, at December 31, 2005 was approximately $289.9 million and at March 31, 2005 was approximately $293.7 million.

The table below sets forth Grant Park’s trading gains or losses by sector for the three month periods ended March 31, 2006 and 2005.

	% Gain (Loss)
	Three Months Ended March 31
Sector	2006	2005
Interest Rates	1.0%	1.6%
Currencies	(1.6)	(4.2)
Stock Indices	3.1	(0.5)
Energy	(0.8)	0.9
Agriculturals	(1.4)	1.0
Metals	3.7	(0.6)
Softs	1.2	0.6
Meats	0.3	(0.2)
Miscellaneous	0.0	(0.1)
Total	5.5%	(1.5)%

Three months ended March 31, 2006 compared to three months ended March 31, 2005

For the three months ended March 31, 2006, Grant Park had a positive return of approximately 4.2% for the Class A units and 3.9% for the Class B units. On a combined unit basis prior to expenses, approximately 5.5% resulted from trading gains and 1.0% was due to interest income. These gains were offset by approximately 2.5% in brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2005, Grant Park had a negative return of approximately 3.2% for the Class A units and a negative return of 3.5% for the Class B units. On a combined unit basis prior to expenses, approximately 1.5% resulted from trading losses which were offset by approximately 0.6% of interest income. These trading losses were further increased by approximately 2.5% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three months ended March 31, 2006

Grant Park ended the first quarter of 2006 up 4.16% in the Class A units and 3.94% in the Class B units. There were two overriding themes that drove Grant Park’s performance during the first quarter: strong equity markets across most international indices and choppy metals and financials markets that seem to have picked up directional momentum at quarter’s end.

International equity indices were strong contributors to Grant Park’s first quarter profitability. Long positions held in a wide variety of markets such as the FTSE 100, Paris CAC, German DAX, Tokyo Nikkei and the Spanish IBEX all benefited as they trended higher throughout the quarter. Favorable business conditions coupled with strong earnings forecasts were reasons analysts gave for global equity strength.

Precious and industrial metals also provided profits to Grant Park as silver and gold traded much higher in anticipation of a silver based Exchange Traded Fund coming to market. Copper also traded higher as inventories versus demand became a large concern.

Interest rates were also minor contributors to profitability as the long end of the curve began to trade lower as there were indications that the Federal Reserve Bank may not be as close to the end of the tightening cycle as the markets had thought.

Contributing to losses in Grant Park were the energy and currency sectors. Both these sectors continued to whip saw back and forth looking for directional momentum. Consequently, positions in these markets have been small relative to the other markets.

Key trading developments for Grant Park during the first three months of 2006 include the following:

Grant Park recorded gains for the month of January. Class A units were up 3.49% for the month while Class B units were up 3.41% for the month. Positions in the metals, stock indices, agricultural/soft commodities and energies were profitable. Losses came from positions in the interest rate and currency sectors. Long positions in gold and silver recorded gains as precious metals rallied on news that Iran had removed U.N. seals from uranium purification equipment, sparking fears of a possible military showdown. Longs in aluminum and zinc were profitable as word that China’s economy grew at a greater-than-expected pace sent prices for base metals higher. Long positions in the stock indices were profitable as a rise in German business confidence led to higher prices on the German DAX. The London FTSE-100 gained ground on strength from steel shares while the S&P Composite Index traded higher after it was reported that U.S. durable goods orders grew for a third straight month in December. Continued South American demand for sugar-based ethanol resulted in profits to long positions in the soft/agricultural commodities as sugar prices settled higher for the month. Longs in the coffee market gained as strong demand during the holiday season pushed prices higher for the month. Longs in the energy sector were profitable as the situation in Iran sparked worries over crude oil and gasoline supplies. Reports that militants had targeted Nigerian refinery operations further added to concerns, driving prices higher. Long positions in the London long gilt and British short sterling sustained losses as prices for interest rate instruments fell on news that December retail sales in the U.K. were better-than-anticipated. Losses also came from short positions in the Canadian bills. Lastly, positions in the currency sector were unprofitable as speculation regarding the direction of interest rates in the U.S. and Europe dominated the sector. Long positions in the Swiss franc lost ground as the currency fell versus the U.S. dollar. Losses also came from positions in the Australian and New Zealand dollars.

Grant Park sustained losses for the month of February. Class A units had a negative return of 3.28% for the month and Class B units had a negative return of 3.35% for the month. Positions in the metal, energy and currency sectors experienced the largest setbacks. Losses were also the result of positions in the agricultural/soft commodities and interest rate products. Profits came from positions in the stock indices. Base and precious metals prices fell during the month, resulting in losses to long positions in the sector. Lower than expected U.S. industrial production data for January sent prices for copper, zinc and aluminum lower. Analysts suggested that an expected increase in mining activity in 2006 was also responsible for the weakness in base metals. Gold and silver were weaker as the possibility of further interest rate increases in the U.S. forced precious metals prices lower. Long positions in the crude oil market led to losses in the energy sector after data showed crude inventories to be at higher levels than the same period last year. This was possibly the result of unseasonably warm weather in the Northeastern United States. Gasoline prices were also lower, causing losses to long positions. Short positions in the currency sector lost ground as the Japanese yen rallied on comments from Bank of Japan officials suggesting that the Central Bank might gradually increase short-term interest rates which have hovered near zero percent since 2001. This caused the currency to appreciate against the euro, British pound and U.S. dollar. Coffee and sugar prices were lower during the month, resulting in losses for long positions in the soft/agricultural sector. Analysts suggested that the weakness stemmed from the expectation that global production of coffee would rise, particularly in Africa, causing investors to take profits on long positions. Long positions in the foreign interest rate products reported losses as prices for the Australia Ten and Three-year bonds closed lower. Losses also came from positions in the U.S Thirty-year Treasury bond. Lastly, long positions in the stock indices made gains on the strength of utility and banking stocks. The German DAX and Spanish IBEX settled higher, benefiting long positions.

Grant Park recorded gains for the month of March. Class A units were up 4.06% for the month while Class B units were up 3.98% for the month. Positions in the interest rates, metals and stock indices posted profits; losses came from positions in the currency, soft/agricultural commodity and energy sectors. Short positions in the Eurodollars and U.S. Treasury instruments benefited as prices for fixed income products fell on the possibility of higher interest rates in the U.S. After raising short term rates for the 15th consecutive time, the Federal Open Market Committee cautioned that further increases could be needed to balance economic growth and price stability. Short positions in the Eurobund and Euribor benefited as prices fell after the European Central Bank boosted short term interest rates early in the month and then indicated that conditions remained favorable for continued economic expansion. Long positions in silver posted gains as the prospect of the U.S. Securities and Exchange Commission’s approval of a silver-based Exchange Traded Fund sent prices higher on speculation that the approval of the fund would deplete supplies of the precious metal. Long positions in the copper market profited as prices were higher on the expectation that current levels of physical demand could outpace inventories of the base metal. Favorable earnings forecasts for automobile and real estate stocks helped push foreign stock indices higher during the month, which benefited long positions in the London FTSE-100, Paris CAC and German DAX. Gains also came from long positions in the Tokyo Nikkei. Short positions in the foreign currencies recorded losses as the euro and Swiss franc appreciated against the U.S. dollar on the expectation that there might be more room for interest rate hikes in Europe as opposed to the U.S. Wet weather across the Midwestern U.S. led to losses from long positions in the soft/agricultural commodity sector as prices for Kansas City wheat fell after heavy rains blanketed the growing region. Corn prices also fell, resulting in losses for long positions. Finally, short positions in the energy sector reported losses as concerns over supply sent prices for heating oil and gasoline higher for the month.

Three months ended March 31, 2005

During the first quarter of 2005, Grant Park Class A units suffered losses of 3.24% while Class B units lost 3.48%. The bulk of the quarter’s losses were attributable to the currency markets. Having finished 2004 with a strong fourth quarter, Grant Park entered the new year positioned to benefit from continued dollar weakness. During the quarter, however, Grant Park saw the dollar rally substantially. A Central Bank official from Hong Kong reiterated the dollar’s position as a reserve currency. Simultaneously, polls out of Europe saw support for the European constitution slipping, indicating the Euro might become a currency without a “country”. This dollar strength also gave rise to weaknesses in the precious metals as they had been rallying in sympathy with the weak dollar.

Profits were made in the energy markets as crude continued its rally on Goldman Sachs’ prediction of the possibility of a price spike of up to $105 a barrel. Initially, the soybean complex offset some losses as the markets rallied. Poor growing conditions in Brazil and strong USDA export numbers coupled with the potential of a “rust” (soybean fungus) problem facing the US crop provided a bid to the soybean and soybean oil markets.

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

Grant Park was profitable for the month of February. Grant Park A units were up 3.42% for the month while the B units were up 3.34% for the month. Profits were concentrated in the stock indices and agricultural/softs sectors, with additional profits in the metals and currency sectors. Losses were attributed to the fixed income sector, while the energy sector was virtually flat. Long positions in global stock indices benefited as strong gains in oil and mining stocks dominated index returns. Net long positions in the grain markets also proved profitable as prices rose amidst forecasts of a continued hot and dry weather pattern across Brazil’s primary growing regions, which would harm crop yields. Additionally, at month’s end the USDA reported a stronger than expected export number which also contributed to higher prices. Soybeans and soybean oil led the rally, increasing more than 17% for the month. Dollar weakness helped support metal prices, adding modest gains to Grant Park’s long positions. The continued weakness in the U.S. dollar also benefited Grant Park’s currency positions, with the most notable winning positions in the sector being long the “commodity” currencies including the Mexican peso, Australian dollar and New Zealand dollar. While short-term interest rate positions were profitable, long term rate positions experienced significant losses creating net losses for the fixed income sector as a whole. The yield curve in the U.S. finally steepened after Alan Greenspan’s testimony before Congress about the “conundrum” posed by the decline in forward rates, generating losses for the Fund’s long positions in both the 30-year and 10-year bond.

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

In the case of forward contracts, over-the-counter options contracts or swap contracts, which are traded on the interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a central clearing organization backed by a group of financial institutions. As a result, there will likely be greater counterparty credit risk in these transactions. Grant Park trades only with those counterparties that it believes to be creditworthy. Nonetheless, the clearing member, clearing organization or other counterparty to these transactions may not be able to meet its obligations to Grant Park, in which case Grant Park could suffer significant losses on these contracts.

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

Value At Risk By Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of March 31, 2006 and December 31, 2005 and the trading gains/losses by market category for the three months ended March 31, 2006 and the year ended December 31, 2005. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of March 31, 2006, Grant Park’s net asset value was approximately $304.3 million. As of December 31, 2005, Grant Park’s net asset value was approximately $289.9 million.

As of March 31, 2006

Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Interest Rates	$15,840,111	5.2%	1.0%
Stock Indices	12,144,036	4.0	3.1
Currencies	5,444,304	1.8	(1.6)
Metals	3,843,468	1.3	3.7
Softs	1,519,737	0.5	1.2
Energy	1,201,000	0.4	(0.8)
Agriculturals	581,692	0.2	(1.4)
Meats	501,700	0.1	0.3
Total	$41,076,048	13.5%	5.5%

As of December 31, 2005

Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Stock Indices	$13,288,191	4.6%	5.1%
Interest Rates	8,808,384	3.0	(1.0)
Currencies	5,632,384	2.0	(4.6)
Metals	2,935,888	1.0	1.2
Energy	1,631,950	0.6	1.0
Softs	1,472,902	0.5	1.7
Agriculturals	963,807	0.3	(1.0)
Meats	265,480	0.1	(0.1)
Total	$34,998,986	12.1%	2.3%

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

Non-Trading Risk

Grant Park has non-trading market risk on its foreign cash balances not needed for margin. However, these balances, as well as the market risk they represent, are immaterial. Grant Park also has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. Treasury bills and short term investments. The market risk represented by these investments is also immaterial.

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of March 31, 2006, by market sector.

Interest Rates

Interest rate risk is the principal market exposure of Grant Park. Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability. Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries. However, Grant Park also takes futures positions on the government debt of smaller nations, such as Australia. The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future. As of March 31, 2006, Grant Park’s interest rate exposure was predominantly short the short and long end of the yield curve around the globe.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, and Australia. The stock index futures contracts currently traded by Grant Park are generally limited to futures on broadly based indices, although Grant Park may trade narrow-based stock index futures contracts in the future. As of March 31, 2006, Grant Park’s primary exposures were in the Paris CAC-40 (long), FTSE (long), DAX (long), Nikkei (long), All Ordinaries (long), Hang Seng (long), S&P (long), NASDAQ (long) and Euro Stoxx (long) stock indices. Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Currencies

Exchange rate risk is a significant market exposure of Grant Park. Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future. As of March 31, 2006, Grant Park was positioned to benefit from the effects of a strengthening dollar against most major and minor currencies. The exceptions to this were long positions versus the U.S. dollar in the Eurocurrency and the South African rand.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. As of March 31, 2006, long positions in gold and silver accounted for Grant Park’s metal exposure in the precious metals while long positions in both copper and aluminum represented Grant Park’s exposure in the base metals.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia and Venezuela. As of March 31, 2006, the energy market exposure of Grant Park consisted of minor long positions in crude oil, natural gas and crude products. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Agricultural / Softs

Grant Park’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Sugar, soybean oil and orange juice accounted for Grant Park’s long commodity exposure while cotton, live cattle and soybeans accounted for Grant Park’s short positions as of March 31, 2006.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of March 31, 2006.

Foreign Currency Balances

Grant Park’s primary foreign currency balances are in Japanese yen, British pounds, Euros and Australian dollars. The trading advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control Grant Park’s non-trading risk.

Cash Management

Grant Park maintains a portion of its assets at its clearing brokers as well as at Harris Trust & Savings Bank and Lake Forest Bank & Trust Company. These assets, which may range from 5% to 25% of Grant Park’s value, are held in U.S. Treasury securities and/or Treasury repurchase agreements. The balance of Grant Park’s assets, which range from 75% to 95%, are invested in investment grade money market instruments purchased and managed at Middleton Dickinson Capital Management, LLC which are held in a separate, segregated account at State Street Bank and Trust Company or are purchased directly through Harris Nesbitt Corporation, a member of BMO Financial Group. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on Grant Park’s cash management income.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the general partner carried out an evaluation, under the supervision and with the participation of the general partner’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of Grant Park’s disclosure controls and procedures as contemplated by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on and as of the date of that evaluation, the general partner’s principal executive officer and principal financial officer concluded that Grant Park’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to Grant Park required to be included in the reports required to be filed or submitted by Grant Park with the SEC under the Exchange Act.

There was no change in Grant Park's internal control over financial reporting in the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, Grant Park's internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

               There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Form 10-K for its fiscal year ended December 31, 2005, in response to Item 1A. to Part I of Form 10-K.

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

Class A Limited Partnership Units and Class B Limited Partnership Units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. The close of business on July 31, 2003 marked the initial closing date of the public offering. The lead selling agents for the offering are UBS Financial Services Inc., A.G. Edwards & Sons, Inc. and Oppenheimer & Co. Inc. As of the close of business on January 1, 2006, the Class A Limited Partnership Units were offered at $1,065.57 with 84.37 units being sold, and the Class B Limited Partnership Units were offered at $944.28 with 7,556.32 units being sold. As of the close of business on February 1, 2006, the Class A Limited Partnership Units were offered at $1,102.73 with 229.51 units being sold, and the Class B Limited Partnership Units were offered at $976.51 with 6,649.61 units being sold. As of the close of business on March 1, 2006, the Class A Limited Partnership Units were offered at $1,066.60 with 196.89 units being sold, and the Class B Limited Partnership Units were offered at $943.84 with 7,855.12 units being sold. Expenses incurred in connection with the organization and offering of the units, which are paid by the general partner and then reimbursed by Grant Park on a monthly basis (with such reimbursement limited to 0.2% annually of the net asset value of the Class A Units and through August 31, 2005, 0.9% annually, and effective September 1, 2005, 0.6% annually of the Class B Units) amounted to a total of approximately $175,000 for the three months ended March 31, 2006. The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Issuer Purchases of Equity Securities

(e) The following table provides information regarding the total Class A and Class B units redeemed by Grant Park during the three months ended March 31, 2006.

	(a)	(b)	(a)	(b)	(c)	(d)
Period	Total Number of Class A Units Redeemed	Average Price Paid per Unit	Total Number of Class B Units Redeemed	Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/Program(1)
01/01/06 through 01/31/06	1,414.01	$1,102.73	4,423.70	$976.51	5,837.71	(2)
02/01/06 through 02/28/06	1,700.97	$1,066.60	5,344.15	$943.84	7,045.12	(2)
03/01/06 through 03/31/06	1,515.70	$1,109.88	4,746.09	$981.44	6,261.79	(2)
Total	4,630.68	$1,093.07	14,513.94	$967.26	19,144.62	(2)
____________
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

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
Date: April 28, 2006	By:	Dearborn Capital Management, L.L.C. its General Partner
	By:	/s/ David M. Kavanagh
David M. Kavanagh
President (principal executive officer)

By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer (principal financial and accounting officer)