Form 10-Q
period 2006-06-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2006-08-07
CIK 845698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2006

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

Index

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED June 30, 2006

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Grant Park Futures Fund Limited Partnership

Statements of Financial Condition

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets

Equity in brokers’ trading accounts:
U.S. Government securities, at market value	$58,306,073	$56,339,226
Cash	(1,690,611)	(2,082,929)
Unrealized gain on open contracts, net	7,801,347	5,227,765
Deposits with brokers	64,416,809	59,484,062

Cash and cash equivalents	295,658,951	246,308,100
Interest receivable	906,042	853,571
Receivable from General Partner	-	600,000

Total assets	$360,981,802	$307,245,733

Liabilities and Partners’ Capital

Liabilities
Brokerage commission payable	$2,120,470	$1,774,928
Accrued incentive fees	1,542,580	-
Organization and offering costs payable	152,145	130,755
Accrued operating expenses	71,403	62,302
Pending partner additions	14,655,553	7,235,097
Redemptions payable	2,813,711	8,144,832
Total liabilities	21,355,862	17,347,914

Partners’ Capital
General Partner ( 2,967.81 and 2,839.96 units outstanding at June 30, 2006 and December 31, 2005, respectively)	3,474,597	3,026,173
Limited Partners
Class A ( 45,944.57 and 48,216.06 units outstanding at June 30, 2006 and December 31, 2005, respectively)	53,790,041	51,377,474
Class B ( 273,324.92 and 249,391.39 units outstanding at June 30, 2006 and December 31, 2005, respectively)	282,361,302	235,494,172
Total partners’ capital	339,625,940	289,897,819

Total liabilities and partners’ capital	$360,981,802	$307,245,733

The accompanying notes are an integral part of these financial statements.

Index

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments
June 30, 2006
(Unaudited)

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$826,015	0.2%	$(243,995)	(0.1)%	$582,020	0.1%
Energy	657,989	0.2%	245,614	0.1%	903,603	0.3%
Grains	229,891	0.1%	(366,660)	(0.1)%	(136,769)	**
Interest rates	-	**	890,326	0.3%	890,326	0.3%
Meats	563,018	0.2%	162,918	**	725,936	0.2%
Metals	47,965	**	(96,800)	**	(48,835)	**
Soft commodities	239,404	0.1%	403,991	0.1%	643,395	0.2%
Stock indices	52,422	**	(90,200)	**	(37,778)	**
Total U.S. Futures Positions	2,616,704		905,194		3,521,898
Foreign Futures Positions:
Energy	222,827	0.1%	(4,250)	**	218,577	0.1%
Interest rates	(556,444)	(0.2)%	1,467,832	0.4%	911,388	0.2%
Metals	8,112,517	2.4%	(2,515,202)	(0.7)%	5,597,315	1.7%
Soft commodities	(24,575)	**	(213,129)	(0.1)%	(237,704)	(0.1)%
Stock indices	442,959	0.1%	(190,333)	(0.1)%	252,626	0.1%
Total Foreign Futures Positions	8,197,284		(1,455,082)		6,742,202
Total Futures Contracts	$10,813,988	3.2%	$(549,888)	(0.2)%	$10,264,100	3.0%
Forward Contracts *
Currencies	$(7,392,620)	(2.2)%	$4,929,867	1.5%	$(2,462,753)	(0.7)%

Total Futures and Forward Contracts	$3,421,368	1.0%	$4,379,979	1.3%	$7,801,347	2.3%

____________
*              No individual futures and forward contract positions constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.
**           Represents less than 0.1% of partners’ capital.

U.S. Government Securities:
Face Value		Value	Percent of Partners’ Capital
$58,500,000	U.S. Treasury Bills, July 27, 2006	$58,306,073	17.2%
	Total U.S. Government Securities (cost $58,294,218)	$58,306,073

The accompanying notes are an integral part of these financial statements.

Index

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

____________
*              No individual futures and forward contract positions constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.
**           Represents less than 0.1% of partners’ capital.

U.S. Government Securities:
Face Value		Value	Percent of Partners’ Capital
$57,500,000	U.S. Treasury Bills, January 26, 2006	$56,339,226	19.4%
	Total U.S. Government Securities (cost $56,346,912)	$56,339,226

The accompanying notes are an integral part of these financial statements.

Index

Grant Park Futures Fund Limited Partnership

Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Income
Trading gains (losses)
Realized	$33,950,130	$2,274,335	$34,899,827	$(5,078,246)
Change in unrealized	(12,873,391)	4,653,581	2,573,582	7,507,784

Net gains from trading	21,076,739	6,927,916	37,473,409	2,429,538

Interest income	3,903,420	2,002,189	6,854,406	3,653,899

Total income	24,980,159	8,930,105	44,327,815	6,083,437

Expenses
Brokerage commission	6,803,004	5,884,615	12,890,335	11,713,020
Incentive fees	1,542,580	972,520	2,357,194	1,643,676
Operating expenses	214,623	259,201	406,780	516,076

Total expenses	8,560,207	7,116,336	15,654,309	13,872,772

Net income	$16,419,952	$1,813,769	$28,673,506	$(7,789,335)

Increase (decrease) in net asset value per unit from operations for the period:
General Partner & Class A unit Limited Partner	$61.49	$6.97	$106.36	$(28.29)
Class B unit Limited Partner	$53.25	$5.59	$91.92	$(26.49)

The accompanying notes are an integral part of these financial statements.

Index

Grant Park Futures Fund Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)
(Unaudited)

			Limited Partners		Limited Partners
	General Partner		Class A		Class B
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Partners’ capital, December 31, 2005	2,839.96	$3,026,173	48,216.06	$51,377,474	249,391.39	$235,494,172	$289,897,819
Contributions	27.83	30,000	482.94	522,993	22,061.05	21,042,641	21,595,634
Redemptions	—	—	(4,630.68)	(5,055,753)	(14,513.94)	(14,021,812)	(19,077,565)
Offering Costs	—	—	—	(27,420)	—	(378,917)	(406,337)
Net income	—	126,726	—	2,093,183	—	10,033,645	12,253,554
Partners’ capital, March 31, 2006	2,867.79	3,182,899	44,068.32	48,910,477	256,938.50	252,169,729	304,263,105
Contributions	100.02	120,000	2,838.71	3,427,687	25,788.99	26,955,119	30,502,806
Redemptions	—	—	(962.46)	(1,154,567)	(9,402.57)	(9,947,969)	(11,102,536)
Offering Costs	—	—	—	(28,853)	—	(428,534)	(457,387)
Net income	—	171,698	—	2,635,297	—	13,612,957	16,419,952
Partners’ capital, June 30, 2006	2,967.81	$3,474,597	45,944.57	$53,790,041	273,324.92	$282,361,302	$339,625,940
Net asset value per unit at January 1, 2006				$1,065.57		$944.28
Net asset value per unit at March 31, 2006				$1,109.88		$981.44
Net asset value per unit at June 30, 2006				$1,170.76		$1,033.06

The accompanying notes are an integral part of these financial statements.

Index

Grant Park Futures Fund Limited Partnership

Notes to Financial Statements
(Unaudited)

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: Grant Park Futures Fund Limited Partnership (the “Partnership”) was organized as a limited partnership in Illinois in August 1988 and will continue until December 31, 2027, unless sooner terminated as provided for in its Limited Partnership Agreement. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission (“CFTC”), an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of futures commission merchants (“FCMs”) and interbank and other market makers through which the Partnership trades. Effective June 30, 2003, the Partnership became registered with the Securities and Exchange Commission (“SEC”), accordingly, as a registrant, the Partnership is subject to the regulatory requirements under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934.

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

Presentation of financial information: The financial statements include the accounts of Grant Park Futures Fund Limited Partnership. In our opinion, the accompanying interim, unaudited, financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006 and the results of operations for the three months and six months ended June 30, 2006 and 2005.

The Partnership considered the following accounting policies as significant:

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

Index

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

Organization and offering costs: All expenses incurred in connection with the organization and the initial and ongoing public offering of partnership interests are paid by Dearborn Capital Management, L.L.C. (“General Partner”) and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. Class A units bear organization and offering expenses at an annual rate of 20 basis points (0.20 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets. Through August 31, 2005, Class B units incurred these expenses at an annual rate of 90 basis points (0.90 percent). Effective August 31, 2005, the annual rate was decreased to 60 basis points (0.60 percent) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted assets. “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions. Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses are charged against partners’ capital at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At June 30, 2006, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Note 2. Deposits with Brokers

The Partnership deposits assets with brokers subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such broker. The Partnership earns interest income on its assets deposited with the broker.

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

Index

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

Index

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Total return - A Units	5.49%	0.60%	9.87%	(2.66)%
Total return - B Units	5.26%	0.36%	9.40%	(3.13)%
Ratios as a percentage of average net assets:
Interest income *	4.75%	2.78%	4.37%	2.54%
Expenses *	10.41%	9.90%	9.97%	9.66%
Expenses, net of interest income *	5.66%	7.12%	5.60%	7.12%
*Annualized

The interest income and expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and six months ended June 30, 2006 and 2005 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three and six months ended June 30, 2006 and 2005.

Class A Units	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,109.88	$1,067.72	$1,065.57	$1,103.53
Income from operations:
Net realized and change in unrealized gain from trading (1)	76.85	25.06	135.56	8.26
Expenses net of interest income (1)	(15.36)	(18.09)	(29.20)	(36.55)
Total income from operations	61.49	6.97	106.36	(28.29)
Organization and offering costs (1)	(0.61)	(0.54)	(1.17)	(1.09)
Net asset value per unit at end of period	$1,170.76	$1,074.15	$1,170.76	$1,074.15

Class B Units	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$981.44	$951.89	$944.28	$986.17
Income from operations:
Net realized and change in unrealized gain from trading (1)	68.19	22.25	120.52	7.24
Expenses net of interest income (1)	(14.94)	(16.66)	(28.60)	(33.73)
Total income from operations	53.25	5.59	91.92	(26.49)
Organization and offering costs (1)	(1.63)	(2.15)	(3.14)	(4.35)
Net asset value per unit at end of period	$1,033.06	$955.33	$1,033.06	$955.33
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

Index

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

Net trading results from derivatives for the three and six months ended June 30, 2006 and 2005, are reflected in the statements of operations. Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contract, and forward contracts.

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

In addition to market risk, in entering into commodity contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Partnership. The counterparty for futures and options on futures contracts traded in the United States and on most non-U.S. futures exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

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

The unrealized gain(loss) on open futures and forward contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Contracts (non-exchange-traded)		Total
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Gross unrealized gains	$14,565,688	$14,744,471	$4,929,867	$1,897,320	$19,495,555	$16,641,791
Gross unrealized (losses)	(4,301,588)	(4,161,625)	(7,392,620)	(460,487)	(11,694,208)	(4,622,112)
Net unrealized gain (loss)	$10,264,100	$10,582,846	$(2,462,753)	$1,436,833	$7,801,347	$12,019,679

The General Partner has established procedures to actively monitor and minimize market and credit risks. The limited partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 9. Indemnifications

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

Note 10. Subsequent Event

From July 1, 2006 to August 7, 2006, there were aggregate contributions to and redemptions from the Partnership totaling approximately $26,656,000 and $2,590,000, respectively.

Index

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

Grant Park invests through independent professional commodity trading advisors retained by the general partner. Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Company, or ETC, Graham Capital Management, L.P., Winton Capital Management Limited, Saxon Investment Corporation and Welton Investment Corporation serve as Grant Park’s commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of June 30, 2006, the general partner allocated Grant Park’s net assets among the trading advisors as follows: 19% to Rabar, 23% to EMC, 8% to ETC, 7% to Graham, 20% to Winton, 9% to Saxon and 14% to Welton. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

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

Index

Results of Operations

                Grant Park’s net return, which consists of Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the quarter ended June 30, 2006 was approximately 5.5% for the Class A units and 5.3% for the Class B units. The net asset value at June 30, 2006 was approximately $339.6 million, at December 31, 2005 was approximately $289.9 million and at June 30, 2005 was approximately $296.2 million.

The table below sets forth Grant Park’s trading gains or losses by sector for the three and six month periods ended June 30, 2006 and 2005.

	% Gain (Loss)
	Three Months Ended June 30		Six Months Ended June 30
Sector	2006	2005	2006	2005
Interest Rates	4.3%	7.6%	5.3%	8.8%
Currencies	(0.3)	2.0	(1.9)	(2.3)
Stock Indices	(1.6)	(0.7)	1.5	(1.2)
Energy	0.1	(3.2)	(0.7)	(2.3)
Agriculturals	(0.8)	(0.9)	(2.1)	0.1
Metals	5.4	(1.5)	9.2	(2.1)
Softs	(0.1)	(0.8)	1.1	(0.1)
Meats	(0.1)	0.1	0.2	0.0
Miscellaneous	0.0	(0.3)	0.0	(0.1)
Total	6.9%	2.3%	12.6%	0.8%

Three months ended June 30, 2006 compared to three months ended June 30, 2005

For the three months ended June 30, 2006, Grant Park had a positive return of approximately 5.5% for the Class A units and 5.3% for the Class B units. On a combined unit basis prior to expenses, approximately 6.9% resulted from trading gains and 1.2% was due to interest income. These gains were offset by approximately 2.8% in brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2005, Grant Park had a positive return of approximately 0.6% for the Class A units and a positive return of 0.4% for the Class B units. On a combined unit basis prior to expenses, approximately 2.3% resulted from trading gains and approximately 0.7% was due to interest income. These gains were offset by approximately 2.6% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

For the six months ended June 30, 2006, Grant Park had a positive return of approximately 9.9% for the Class A units and 9.4% for the Class B units. On a combined unit basis prior to expenses, approximately 12.6% resulted from trading gains and approximately 2.2% was due to interest income. These gains were offset by approximately 5.3% in brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2005, Grant Park had a negative return of approximately 2.7% for the Class A units and 3.1% for the Class B units. On a combined unit basis prior to expenses, approximately 0.8% resulted from trading gains and approximately 1.3% was due to interest income. These gains were offset by approximately 5.1% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

               Three months ended June 30, 2006

Grant Park ended the second quarter of 2006 up 5.49% in the Class A units and 5.26% in the Class B units. This brings the year to date performance for Class A and B units through June 30, 2006 to 9.87% and 9.40%, respectively. There were two distinct themes in the second quarter. The first theme was the continuing strength from the first quarter’s end of industrial and precious metals and international equity indices, and the continued weakness in interest rates globally. The second theme was the choppy, erratic trading in both the foreign exchange and grain markets. These two sectors continue to be a drag on the portfolio.

The second quarter gains in industrial metals were fueled by continued economic growth and concerns over supplies. Precious metals were also driven higher as global anxiety over the Iranian nuclear program sent gold above $650 per ounce.

Interest rates were also significant contributors to Grant Park’s profitability as rates around the world continued their slide. The U.S. Federal Reserve and the Australian Reserve Bank continued their grip on monetary policy, attempting to preempt any surge in inflation.

Index

Finally international indices, specifically the S&P/ASX200 (Australia), FTSE (UK) and the Hang Seng (Hong Kong), all contributed to profits as each of these indices surged early in the quarter.

Contributing to losses for the quarter were predominantly the grain and currency sectors. Grain markets continued to be stuck in a wide ranging band punctuated by a series of false breakouts. Currency markets were a close second as far as losing markets go. Similar to grains, the currencies have been plagued by a series of false breakouts followed by reversal and then consolidation.

Key trading developments for Grant Park during the first six months of 2006 include the following:

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

Index

Finally, short positions in the energy sector reported losses as concerns over supply sent prices for heating oil and gasoline higher for the month.

Grant Park posted gains during the month of April. Class A units were up 9.46% and Class B units were up 9.38%. The majority of sectors were profitable, with the largest advances the result of positions in the metals sector, followed by gains in interest rates, energies, stock indices and currencies. Losses were confined to positions in the soft/agricultural commodity sector. Long positions in the metals markets reported gains as prices for base metals appreciated during the month. Supply concerns dominated the marketplace as reports of work stoppages at mines in Mexico sent copper prices higher. Forecasts for increased global economic growth also boosted base metals, spurring nickel and aluminum prices to higher levels for the month. Long positions in the gold market benefited as the precious metal traded above $600 per ounce after investors became concerned over claims that Iran had begun to produce enriched uranium. Short positions in the interest rate sector were rewarded as fixed income prices fell on concerns over inflation in Europe and the United States. Short positions in the U.S. Treasury bond, London long gilt and Euro bund benefited as the possibility of interest rate increases on both sides of the Atlantic pushed fixed income prices lower. Short positions in the Australian 90-day bills and ten-year bonds also posted earnings. Worries over supply led to gains in the energy complex as the news regarding Iran’s uranium enrichment program sent crude oil prices higher on concerns that a showdown with the U.S. /U.N might hamper production. Rebel attacks on petroleum facilities in Nigeria also resulted in higher prices. Gains from technology and mining stocks sent the Tokyo Nikkei and Australian Share Price Index higher, resulting in gains to long positions in the stock index sector. Long positions in the currency sector reported gains as the euro currency appreciated against the dollar after the Qatar Central Bank indicated that it would buy euros to diversify its currency holdings. The British pound and Swiss franc also appreciated against the dollar, benefiting long positions in those currencies. Finally, long positions in the sugar market resulted in losses for the soft/agricultural commodity sector as analysts attributed the weakness to liquidation of long positions by investors seeking to protect recent gains.

Grant Park experienced minor trading losses during the month of May. Class A units had a negative return of 0.81% while Class B units had a negative return of 0.88%. Stock index positions incurred the largest setbacks, followed by losses to positions in the energy and soft/agricultural commodity sectors. Positions in metals, currencies and interest rates reported gains for the month. Long positions in the stock indices sustained losses as global stock markets experienced a volatile month. Concerns over the prospect of higher inflation, rising interest rates and the possibility of slowing economic growth led to losses from long positions in the German DAX, Nasdaq-100 Index and Tokyo Nikkei. Positions in the energy sector reported setbacks after a report earlier in the month announced that U.S. gasoline inventories had experienced a weekly increase for the first time since February of this year, leading to speculation of lessened demand during the summer driving season. Long positions in the crude oil, heating oil and gasoline markets reported losses. Short positions in the soft/agricultural commodity sector resulted in losses as prices for live cattle were higher during the month on what analysts described as a technical driven rally, with investors pushing prices higher as they moved to liquidate short positions. Long positions in the sugar market also reported losses as prices there were lower for the month. Long positions in the metals sector recorded gains as reports of tight supplies combined with continued economic growth in India, China and South America sent base metals prices higher. Reports of supply disruptions in Mexico and Chile also pushed industrial metal prices higher. Long positions in the foreign currencies profited as the U.S. dollar lost ground to the euro, Swiss franc and British pound amid speculation that short term interest rates could rise faster in Europe than in the United States. Lastly, short positions in the domestic interest rate market were profitable as the Eurodollar contract traded lower after the U.S. Federal Open Market Committee raised the federal funds target rate to 5% and issued a statement saying that any additional rate hikes would depend upon economic data going forward.

Grant Park posted trading losses during the month of June. Class A units were down 2.85% while Class B units were down 2.92%. Positions in the currencies, metals, soft/agricultural commodities and stock indices accounted for the majority of losses; energy positions also sustained setbacks. Gains came from positions in the interest rate sector. Long positions in the currency sector incurred losses as the U.S. dollar moved higher during the month, buoyed by the U.S. Federal Reserve Bank’s decision to continue its series of interest rate hikes. Long positions in the euro, British pound and Swiss franc experienced the largest losses as investors were concerned that the interest rate differential between the U.S. and Europe could possibly widen despite the news that the European Central Bank boosted short term rates for the third time in the last six months. The prospect of rising global interest rates sent prices for base metals lower, resulting in losses to long positions in the nickel and copper markets. Precious metal positions also posted losses as gold and silver settled at lower levels. Positions in soybeans and wheat led to losses in the soft/agricultural sector. Long positions in soybeans lost ground during a month of volatile price action driven by technical factors, according to analysts. Long positions in the wheat market experienced losses as favorable weather permitted the U.S. harvest to proceed at a quicker rate than usual, resulting in an excess of supply coming to the market. Positions in the stock indices sustained losses as the possibility of rising interest rates pushed share prices lower. Earlier in the month, long positions in the NASDAQ and German DAX sustained setbacks in response to this downside price action. Long positions in the energy sector experienced losses as the possibility of higher interest rates worried investors that any resulting slow down in economic growth could lessen the demand for fuel, resulting in losses to crude oil positions. Long positions in heating oil also lost ground. Lastly, positions in the interest rate sector reported gains as the prospect of further interest rate hikes across the globe sent prices lower. Short positions in the Eurodollar contract and LIFFE Euribor posted the largest gains in the sector.

Index

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

Key trading developments for Grant Park during the first six months of 2005 include the following:

Grant Park’s performance was negative for the first month of 2005. Class A units were down 5.96% for the month while Class B units were down 6.04%. Losses were sustained across most sectors, with the most significant losses sustained in the currency and stock index sectors. Short U.S. dollar/long European currency positions were hit hard as the U.S. dollar saw its largest gain against the euro since May of 2001 and finished the month up 3.8% over the euro. The U.S. dollar strengthened as economic data released throughout the month provided evidence that the U.S. economy would grow faster than its European counterparts. The dollar was further strengthened following the release of the FOMC (Federal Open Market Committee) minutes from December, which proved more hawkish than prior market expectations, suggesting that the Fed may be more aggressive in tightening interest rates. As a result, positions in the currency sector were pared back and/or reversed going in to February. U.S. stock indices retreated as the threat of higher interest rates weighed heavily on investors’ minds. Long positions in both the S&P 500 Index and the Nasdaq 100 posted losses. Long Hang Seng positions also were unprofitable as shares sold off on worries of capital outflows following the swift U.S. dollar rebound. Additional losses occurred in the metals, energy and agricultural/soft sectors, while modest profits were posted in the financial (fixed income) sector.

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

Index

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

Index

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

Index

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

Index

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

Value At Risk By Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of June 30, 2006 and December 31, 2005 and the trading gains/losses by market category for the six months ended June 30, 2006 and the year ended December 31, 2005. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of June 30, 2006, Grant Park’s net asset value was approximately $339.6 million. As of December 31, 2005, Grant Park’s net asset value was approximately $289.9 million.

June 30, 2006

Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Interest Rates	$10,540,911	3.1%	5.3%
Currencies	5,169,058	1.5	(1.9)
Stock Indices	2,478,495	0.7	1.5
Energy	2,271,905	0.7	(0.7)
Metals	2,044,852	0.6	9.2
Softs	1,612,043	0.5	1.1
Meats	641,247	0.2	0.2
Agriculturals	517,414	0.1	(2.1)
Total	$25,275,925	7.4%	12.6%

December 31, 2005

Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Stock Indices	$13,288,191	4.6%	5.1%
Interest Rates	8,808,384	3.0	(1.0)
Currencies	5,632,384	2.0	(4.6)
Metals	2,935,888	1.0	1.2
Energy	1,631,950	0.6	1.0
Softs	1,472,902	0.5	1.7
Agriculturals	963,807	0.3	(1.0)
Meats	265,480	0.1	(0.1)
Total	$34,998,986	12.1%	2.3%

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

Index

portion of its available assets in U.S. Treasury bills and short term investments. The market risk represented by these investments is also immaterial.

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of June 30, 2006, by market sector.

Interest Rates

Interest rate risk is the principal market exposure of Grant Park. Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability. Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries. However, Grant Park also takes futures positions on the government debt of smaller nations, such as Australia. The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future. As of June 30, 2006, Grant Park’s interest rate exposure was predominantly short the short and long end of the yield curve around the globe.

Currencies

Exchange rate risk is a significant market exposure of Grant Park. Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future. As of June 30, 2006, Grant Park had a variety of positions in both the dollar and the cross rates. In general, a weaker dollar against most major currencies would benefit Grant Park while a stronger dollar versus the minor currencies would also benefit Grant Park.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, and Australia. The stock index futures contracts currently traded by Grant Park are generally limited to futures on broadly based indices, although Grant Park may trade narrow-based stock index futures contracts in the future. As of June 30, 2006, Grant Park had very little equity exposure, long or short. Recent choppy, trendless markets have led Grant Park to pare back most of its positions in this sector. Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia and Venezuela. As of June 30, 2006, the energy market exposure of Grant Park consisted of minor long positions in crude oil and crude products while being slightly short natural gas. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. As of June 30, 2006, minor long positions in gold and silver accounted for Grant Park’s metal exposure in the precious metals while small long positions in both copper and aluminum represented Grant Park’s exposure in the base metals.

Agricultural / Softs

Grant Park’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Sugar, soybean oil, live cattle and orange juice accounted for Grant Park’s long commodity exposure while cotton, soybeans, corn and coffee accounted for Grant Park’s short positions as of June 30, 2006.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of June 30, 2006.

Index

Foreign Currency Balances

Grant Park’s primary foreign currency balances are in Japanese yen, British pounds, Euros and Australian dollars. The trading advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control Grant Park’s non-trading risk.

Cash Management

Grant Park maintains a portion of its assets at its clearing brokers as well as at Harris N.A. and Lake Forest Bank & Trust Company. These assets, which may range from 5% to 25% of Grant Park’s value, are held in U.S. Treasury securities and/or Treasury repurchase agreements. The balance of Grant Park’s assets, which range from 75% to 95%, are invested in investment grade money market instruments purchased and managed at Middleton Dickinson Capital Management, LLC which are held in a separate, segregated account at State Street Bank and Trust Company or are purchased directly through BMO Capital Markets Corporation, a member of BMO Financial Group. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on Grant Park’s cash management income.

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

Index

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

There was no change in Grant Park's internal control over financial reporting in the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, Grant Park's internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Form 10-K for its fiscal year ended December 31,2005, in response to Item 1A to Part 1 of Form 10-K.

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

Class A Limited Partnership Units and Class B Limited Partnership Units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. The close of business on July 31, 2003 marked the initial closing date of the public offering. The lead selling agents for the offering are UBS Financial Services Inc., A.G. Edwards & Sons, Inc. and Oppenheimer & Co. Inc. As of the close of business on April 1, 2006, the Class A Limited Partnership Units were offered at $1,109.88 with 13.06 units being sold, and the Class B Limited Partnership Units were offered at $981.44 with 6,378.55 units being sold. As of the close of business on May 1, 2006, the Class A Limited Partnership Units were offered at $1,214.89 with 767.15 units being sold, and the Class B Limited Partnership Units were offered at $1,073.53 with 6,600.51 units being sold. As of the close of business on June 1, 2006, the Class A Limited Partnership Units were offered at $1,205.08 with 2,158.51 units being sold, and the Class B Limited Partnership Units were offered at $1,064.10 with 12,809.92 units being sold. Expenses incurred in connection with the organization and offering of the units, which are paid by the general partner and then reimbursed by Grant Park on a monthly basis (with such reimbursement limited to 0.2% annually of the net asset value of the Class A Units and through August 31, 2005, 0.9% annually, and effective September 1, 2005, 0.6% annually of the Class B Units) amounted to a total of approximately $303,365 for the three months ended June 30, 2006. The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Index

Issuer Purchases of Equity Securities

(e) The following table provides information regarding the total Class A and Class B units redeemed by Grant Park during the three months ended June 30, 2006.
	(a)	(b)	(a)	(b)	(c)	(d)
Period	Total Number of Class A Units Redeemed	Average Price Paid per Unit	Total Number of Class B Units Redeemed	Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)
04/01/06 through 04/30/06	175.88	$1,214.89	4,453.34	$1,073.53	4,629.22	(2)
05/01/06 through 05/31/06	582.69	$1,205.08	2,456.63	$1,064.10	3,039.32	(2)
06/01/06 through 06/30/06	203.89	$1,170.76	2,492.60	$1,033.06	2,696.49	(2)
Total	962.46	$1,196.91	9,402.57	$1,056.90	10,365.03	(2)
_________________
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

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2006	GRANT PARK FUTURES FUND LIMITED PARTNERSHIP by: Dearborn Capital Management, L.L.C. its general partner
By: /s/ David M. Kavanagh David M. Kavanagh President (principal executive officer) By: /s/ Maureen O’Rourke Maureen O’Rourke Chief Financial Officer (principal financial and accounting officer)