Form 10-Q
period 2006-09-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2006-11-09
CIK 845698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2006

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

QUARTER ENDED September 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Grant Park Futures Fund Limited Partnership

Statements of Financial Condition

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets

Equity in brokers’ trading accounts:
U.S. Government securities, at market value	$58,309,453	$56,339,226
Cash	(647,472)	(2,082,929)
Unrealized gain on open contracts, net	13,854,519	5,227,765
Deposits with brokers	71,516,500	59,484,062

Cash and cash equivalents	304,864,597	246,308,100
Interest receivable	1,333,298	853,571
Receivable from General Partner	—	600,000

Total assets	$377,714,395	$307,245,733

Liabilities and Partners’ Capital

Liabilities
Brokerage commission payable	$2,271,443	$1,774,928
Accrued incentive fees	251,419	—
Organization and offering costs payable	164,023	130,755
Accrued operating expenses	76,248	62,302
Pending partner additions	10,949,853	7,235,097
Redemptions payable	3,634,822	8,144,832
Total liabilities	17,347,808	17,347,914

Partners’ Capital
General Partner ( 3,245.72 and 2,839.96 units outstanding at September 30, 2006 and December 31, 2005, respectively)	3,700,166	3,026,173
Limited Partners
Class A ( 45,571.13 and 48,216.06 units outstanding at September 30, 2006 and December 31, 2005, respectively)	51,951,664	51,377,474
Class B ( 303,566.90 and 249,391.39 units outstanding at September 30, 2006 and December 31, 2005, respectively)	304,714,757	235,494,172
Total partners’ capital	360,366,587	289,897,819

Total liabilities and partners’ capital	$377,714,395	$307,245,733

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments
September 30, 2006
(Unaudited)

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net Unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$(197,431)	(0.1)%	$1,153,566	0.3%	$956,135	0.2%
Energy	-	**	1,392,104	0.4%	1,392,104	0.4%
Grains	155,461	**	1,080,468	0.3%	1,235,929	0.3%
Interest rates	3,522,419	1.0%	-	**	3,522,419	1.0%
Meats	(53,415)	**	(37,675)	**	(91,090)	**
Metals	(132,190)	**	11,490	**	(120,700)	**
Soft commodities	(4,805)	**	512,187	0.2%	507,382	0.2%
Stock indices	901,962	0.3%	(82,114)	**	819,848	0.3%
Total U.S. Futures Positions	4,192,001		4,030,026		8,222,027
Foreign Futures Positions:
Energy	(10,180)	**	195,901	0.1%	185,721	0.1%
Interest rates	2,478,764	0.7%	(229,362)	(0.1)%	2,249,402	0.6%
Metals	3,177,110	0.9%	(1,948,775)	(0.6)%	1,228,335	0.3%
Soft commodities	1,850	**	(6,797)	**	(4,947)	**
Stock indices	1,452,478	0.4%	(7,246)	**	1,445,232	0.4%
Total Foreign Futures Positions	7,100,022		(1,996,279)		5,103,743
Total Futures Contracts	11,292,023	3.2%	2,033,747	0.6%	13,325,770	3.8%
Forward Contracts *
Currencies	(182,604)	(0.1)%	711,353	0.2%	528,749	0.1%
Total Futures and Forward Contracts	$11,109,419	3.1%	$2,745,100	0.8%	$13,854,519	3.9%
____________________
*	No individual futures and forward contract position constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of partners’ capital.

***	Pledged as collateral for the trading of futures, forward and option contracts.

U.S. Government Securities: ***
Face Value		Value	Percent of Partners’ Capital

$58,500,000	U.S. Treasury Bills, October 26, 2006	$58,309,453	16.2%

	Total U.S. Government Securities (cost $58,300,076)	$58,309,453

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments
December 31, 2005

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$(442,058)	(0.2)%	$134,786	0.1%	$(307,272)	(0.1)%
Energy	82,867	**	(351,494)	(0.1)%	(268,627)	(0.1)%
Grains	109,812	**	(537,600)	(0.2)%	(427,788)	(0.2)%
Interest rates	58,095	**	(192,668)	(0.1)%	(134,573)	(0.1)%
Meats	67,012	**	940	**	67,952	**
Metals	1,158,952	0.4%	-	**	1,158,952	0.4%
Soft commodities	1,974,357	0.7%	(101,017)	**	1,873,340	0.6%
Stock indices	(1,154,901)	(0.4)%	5,000	**	(1,149,901)	(0.4)%
Total U.S. Futures Positions	1,854,136		(1,042,053)		812,083
Foreign Futures Positions:
Energy	137,381	0.1%	13,770	**	151,151	0.1%
Interest rates	1,439,877	0.5%	355,445	0.1%	1,795,322	0.6%
Metals	6,040,628	2.1%	(2,479,122)	(0.9)%	3,561,506	1.2%
Soft commodities	34,454	**	(10,785)	**	23,669	**
Stock indices	2,433,469	0.8%	(141,720)	**	2,291,749	0.8%
Total Foreign Futures Positions	10,085,809		(2,262,412)		7,823,397
Total Futures Contracts	11,939,945	4.1%	(3,304,465)	(1.1)%	8,635,480	3.0%
Forward Contracts *
Currencies	(3,417,240)	(1.2)%	9,525	**	(3,407,715)	(1.2)%

Total Futures and Forward Contracts	$8,522,705	2.9%	$(3,294,940)	(1.1)%	$5,227,765	1.8%

*	No individual futures and forward contract position constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of partners’ capital.

***	Pledged as collateral for the trading of futures, forward and option contracts.

U.S. Government Securities: ***
Face Value		Value	Percent of Partners’ Capital

$57,500,000	U.S. Treasury Bills, January 26, 2006	$56,339,226	19.4%

	Total U.S. Government Securities (cost $56,346,912)	$56,339,226

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership

Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Income
Trading gains (losses)
Realized	$(12,422,929)	$(1,477,297)	$22,476,898	$(6,555,544)
Change in unrealized	6,053,172	5,276,216	8,626,754	12,784,001
Net gains (losses) from trading	(6,369,757)	3,798,919	31,103,652	6,228,457
Interest income	4,440,131	2,282,772	11,294,536	5,936,671
Total income (loss)	(1,929,626)	6,081,691	42,398,188	12,165,128
Expenses
Brokerage commission	7,071,095	6,013,052	19,961,430	17,726,072
Incentive fees	251,419	-	2,608,613	1,643,675
Operating expenses	222,973	239,781	629,752	755,858
Total expenses	7,545,487	6,252,833	23,199,795	20,125,605
Net income (loss)	$(9,475,113)	$(171,142)	$19,198,393	$(7,960,477)
Increase (decrease) in net asset value per unit from operations for the period:
General Partner & Class A Unit Limited Partner	$(30.17)	$(0.11)	$76.19	$(28.41)

Class B Unit Limited Partner	$(27.72)	$(0.84)	$64.17	$(27.34)

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)
(Unaudited)

			Limited Partners		Limited Partners
	General Partner		Class A		Class B
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Partners’ capital, December 31, 2005	2,839.96	$3,026,173	48,216.06	$51,377,474	249,391.39	$235,494,172	$289,897,819
Contributions	27.83	30,000	482.94	522,993	22,061.05	21,042,641	21,595,634
Redemptions	—	—	(4,630.68)	(5,055,753)	(14,513.94)	(14,021,812)	(19,077,565)
Offering Costs	—	—	—	(27,420)	—	(378,917)	(406,337)
Net income	—	126,726	—	2,093,183	—	10,033,645	12,253,554
Partners’ capital, March 31, 2006	2,867.79	3,182,899	44,068.32	48,910,477	256,938.50	252,169,729	304,263,105
Contributions	100.02	120,000	2,838.71	3,427,687	25,788.99	26,955,119	30,502,806
Redemptions	—	—	(962.46)	(1,154,567)	(9,402.57)	(9,947,969)	(11,102,536)
Offering Costs	—	—	—	(28,853)	—	(428,534)	(457,387)
Net Income	—	171,698	—	2,635,297	—	13,612,957	16,419,952
Partners’ capital, June 30, 2006	2,967.81	3,474,597	45,944.57	53,790,041	273,324.92	282,361,302	339,625,940
Contributions	277.91	320,000	1,862.58	2,155,500	36,155.27	36,703,866	39,179,366
Redemptions	—	—	(2,236.02)	(2,546,882)	(5,913.29)	(5,938,520)	(8,485,402)
Offering Costs	—	—	—	(28,467)	—	(449,737)	(478,204)
Net Loss	—	(94,431)	—	(1,418,528)	—	(7,962,154)	(9,475,113)
Partners’ capital, September 30, 2006	3,245.72	$3,700,166	45,571.13	$51,951,664	303,566.90	$304,714,757	$360,366,587
Net asset value per unit at January 1, 2006				$1,065.57		$944.28
Net asset value per unit at March 31, 2006				$1,109.88		$981.44
Net asset value per unit at June 30, 2006				$1,170.76		$1,033.06
Net asset value per unit at September 30, 2006				$1,140.01		$1,003.78

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

Presentation of financial information: The financial statements include the accounts of Grant Park Futures Fund Limited Partnership. In our opinion, the accompanying interim, unaudited, financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006 and the results of operations for the three months and nine months ended September 30, 2006 and 2005.

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

Organization and offering costs: All expenses incurred in connection with the organization and the initial and ongoing public offering of partnership interests are paid by Dearborn Capital Management, L.L.C. (“General Partner”) and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. Class A units bear organization and offering expenses at an annual rate of 20 basis points (0.20 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets. Through August 31, 2005, Class B units incurred these expenses at an annual rate of 90 basis points (0.90 percent). Effective August 31, 2005, the annual rate was decreased to 60 basis points (0.60 percent) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted assets. “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions. Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses are charged against partners’ capital at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At September 30, 2006, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Recent Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Partnership on January 1, 2008. Management is currently evaluating the provisions of SFAS 157 and its potential effect on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 is effective for the Partnership in 2007. Management does not believe the guidance provided by SAB 108 will have a material effect on the Partnership’s financial statements.

Note 2. Deposits with Brokers

The Partnership deposits assets with brokers subject to CFTC regulations and various exchange and brokers requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such brokers. The Partnership earns interest income on its assets deposited with the brokers.

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

Note 6. Redemptions

Limited Partners have the right to redeem units as of any month-end upon ten (10) days’ prior written notice to the Partnership. The General Partner, however, may permit earlier redemptions in its discretion. There are no redemption fees applicable to Class A Limited Partners or to Class B Limited Partners who redeem their units on or after the one-year anniversary of their subscription. Class B Limited Partners who redeem their units prior to the one-year anniversary of their subscriptions for the redeemed units will pay the applicable early redemption fee. Redemptions will be valued as of the last day of the month for an amount equal to the net assets, as defined, represented by the units to be redeemed.

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

Note 7. Financial Highlights

The following financial highlights reflect activity related to the Partnership. Total return is based on the change in value during the period of a theoretical investment made at the beginning of each calendar month during the period. Individual partner’s ratios may vary from these ratios based on various factors, including and among others, the timing of capital transactions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Total return - A Units	(2.63)%	(0.06)%	6.99%	(2.72)%
Total return - B Units	(2.83)%	(0.29)%	6.30%	(3.41)%
Ratios as a percentage of average net assets:
Interest income *	5.10%	3.10%	4.63%	2.73%
Expenses *	8.66%	8.48%	9.51%	9.26%
Expenses, net of interest income *	3.56%	5.38%	4.88%	6.53%

*Annualized

The interest income and expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and nine months ended September 30, 2006 and 2005 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three and nine months ended September 30, 2006 and 2005.

Class A Units	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,170.76	$1,074.15	$1,065.57	$1,103.53
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	(21.12)	13.73	114.41	22.20
Expenses net of interest income (1)	(9.05)	(13.84)	(38.22)	(50.61)
Total income (loss) from operations	(30.17)	(0.11)	76.19	(28.41)
Organization and offering costs (1)	(0.57)	(0.55)	(1.75)	(1.63)
Net asset value per unit at end of period	$1,140.01	$1,073.49	$1,140.01	$1,073.49

Class B Units	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1033.06	$955.33	$944.28	$986.17
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	(18.51)	12.03	101.52	19.16
Expenses net of interest income (1)	(9.21)	(12.87)	(37.35)	(46.50)
Total income (loss) from operations	(27.72)	(0.84)	64.17	(27.34)
Organization and offering costs (1)	(1.56)	(1.94)	(4.67)	(6.28)
Net asset value per unit at end of period	$1,003.78	$952.55	$1,003.78	$952.55
____________________
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

Net trading results from derivatives for the three and nine months ended September 30, 2006 and 2005, are reflected in the statements of operations. Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contracts, and forward contracts.

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

In addition to market risk, in entering into commodity contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Partnership. The counterparty for futures and options on futures contracts traded in the United States and on most non-U.S. futures exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

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

The unrealized gain(loss) on open futures and forward contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Contracts (non-exchange-traded)		Total
	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
Gross unrealized gains	$18,778,384	$16,947,161	$3,053,364	$3,109,103	$21,831,748	$20,056,264
Gross unrealized (losses)	(5,452,614)	(8,311,681)	(2,524,615)	(6,516,818)	(7,977,229)	(14,828,499)
Net unrealized gain (loss)	$13,325,770	$8,635,480	$528,749	$(3,407,715)	$13,854,519	$5,227,765

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

Note 10. Subsequent Event

From October 1, 2006 to November 9, 2006, there were aggregate contributions to and redemptions from the Partnership totaling approximately $21,218,000 and $4,182,000, respectively.

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

Grant Park invests through independent professional commodity trading advisors retained by the general partner. Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Company, or ETC, Graham Capital Management, L.P., Winton Capital Management Limited, Saxon Investment Corporation and Welton Investment Corporation serve as Grant Park’s commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of September 30, 2006, the general partner allocated Grant Park’s net assets among the trading advisors as follows: 18% to Rabar, 21% to EMC, 7% to ETC, 7% to Graham, 21% to Winton, 8% to Saxon and 15% to Welton. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

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

Results of Operations

Grant Park’s net return, which consists of Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the quarter ended September 30, 2006 was approximately (2.6)% for the Class A units and (2.8)% for the Class B units. The net asset value at September 30, 2006 was approximately $360.4 million, at December 31, 2005 was approximately $289.9 million and at September 30, 2005 was approximately $297.2 million.

The table below sets forth Grant Park’s trading gains or losses by sector for the three and nine month periods ended September 30, 2006 and 2005.

	% Gain (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
Sector	2006	2005	2006	2005
Interest Rates	(0.8)%	(9.0)%	4.5%	(0.5)%
Currencies	(0.2)	(1.2)	(2.0)	(3.4)
Stock Indices	0.8	5.9	2.3	4.6
Energy	(1.3)	6.0	(2.0)	3.7
Agriculturals	(0.3)	(0.6)	(2.4)	(0.4)
Metals	0.7	0.1	10.0	(2.0)
Softs	(0.5)	0.4	0.5	0.2
Meats	(0.3)	0.0	(0.1)	(0.1)
Miscellaneous	0.0	(0.3)	0.0	(0.1)
Total	(1.9)%	1.3%	10.8%	2.0%

Three months ended September 30, 2006 compared to three months ended September 30, 2005

For the three months ended September 30, 2006, Grant Park had a negative return of approximately 2.6% for the Class A units and 2.8% for the Class B units. On a combined unit basis prior to expenses, approximately 1.9% resulted from trading losses which were offset by 0.3% of interest income. The trading losses were further increased by approximately 1.2% in brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2005, Grant Park had a negative return of approximately 0.1% for the Class A units and 0.3% for the Class B units. On a combined unit basis prior to expenses, approximately 1.3% resulted from trading gains and approximately 0.7% was due to interest income. These gains were offset by approximately 2.3% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

For the nine months ended September 30, 2006, Grant Park had a positive return of approximately 7.0% for the Class A units and 6.3% for the Class B units. On a combined unit basis prior to expenses, approximately 10.8% resulted from trading gains and approximately 2.4% was due to interest income. These gains were offset by approximately 6.8% in brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2005, Grant Park had a negative return of approximately 2.7% for the Class A units and 3.4% for the Class B units. On a combined unit basis prior to expenses, approximately 2.0% resulted from trading gains and approximately 2.0% was due to interest income. These gains were offset by approximately 7.3% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2006

Grant Park ended the third quarter of 2006 down 2.63% in the Class A units and down 2.83% in the Class B units. This brings the year to date performance for Class A and Class B units through September 30, 2006 to 6.99% and 6.30%, respectively. The quarter was characterized by the same themes that dominated the second quarter: choppy currency markets and strong metals and international equity markets. However, Grant Park had to contend with liquidating its long energy holdings as oil declined 20% from its high during the quarter.

Currency markets continued to be dominated by two way trading with the exception of the yen, which weakened during the quarter. Positions in the sector were light as most currencies continued to trade in a narrow range.

Both domestic and international equity indices continued their strength. Suggestions from the U.S. Federal Reserve that they may be ready to pause their rate hike cycle helped fuel higher equity prices around the globe.

Metal prices also continued their strength as low stock piles and strong demand helped send prices higher in the base metal sector. Work stoppages in China and Canada helped contribute to strong gains early in the quarter. As these labor issues were settled later in the quarter, base metals started to give back some of their previous gains.

Finally the dominant theme affecting Grant Park was the large correction in the energy markets. After hitting a high of $80 in early July, December ’07 oil experienced a 20% correction during the quarter.  Accordingly, Grant Park was forced to liquidate all of its long positions in the energy markets at a loss.

Key trading developments for Grant Park during the first nine months of 2006 include the following:

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

Grant Park sustained losses during July. Class A units were down 3.66% while Class B units were down 3.73%. Positions in the interest rates, soft agricultural commodities and energies incurred the largest setbacks, followed by losses in the currency sector.

Gains came from the metals and stock indices. Short positions in the interest rate sector reported losses as prices for fixed income instruments rallied around the globe. Domestically, prices for Eurodollars and U.S. Ten-year notes rose after it was reported that U.S. non-farm payrolls were lower than expected during June; comments by Federal Reserve Chairman Ben Bernanke suggesting that the central bank expects moderate inflation going forward also sent prices higher. Open hostilities between Israel and Hezbollah put upward pressure on global fixed income prices as investors worried that the conflict could evolve into a wider war in the Middle East. Short positions in the corn market resulted in losses to the soft/agricultural commodity sector as prices rose in response to scorching heat in Midwestern growing regions and an increase in demand for corn mash for use in distilling gasoline additive ethanol. Long positions in crude oil and unleaded gasoline lost ground after prices fell in response to reports that showed inventories at higher than expected levels. Short positions in natural gas lost ground as soaring temperatures in the U.S. led to an increase in energy demand from gas-fueled power stations. News that the U.S. trade deficit was lower than expected in May resulted in losses to positions in the currency sector. Long positions in the Canadian dollar and euro experienced setbacks as the U.S. dollar rallied on the report. Long positions in the metals sector were profitable as a combination of high demand and waning inventories sent prices for copper and nickel higher for the month. Reports of work stoppages at mines in Chile and Canada gave investors concern that demand could further outpace supply. Lastly, long positions in the foreign stock indices were profitable for the month. Language suggesting that the U.S. Federal Reserve might consider a pause in the central bank’s rate tightening schedule sent share markets higher, particularly the Hong Kong Hang Seng which registered the largest gains in the sector.

Grant Park reported trading gains during August. Class A units were up 2.20% while Class B units were up 2.12%. Profits came from a majority of sectors, with the biggest advances stemming from positions in the currency and interest rate markets. Positions in the metals, stock indices and soft/agricultural commodities also garnered gains. Losses came solely from the energy sector. Short positions in the Japanese yen resulted in gains for the currency sector as the yen depreciated against the British pound and the euro after the Bank of England and the European Central Bank elected to tighten short term interest rates earlier in the month. Weaker than expected economic data out of Japan also benefited yen short positions. Long positions in the interest rate sector were profitable as the weak Japanese economic data pushed Japanese Government bonds higher for the month. U.S. Treasury products were higher as a slowing U.S. housing market combined with lower personal consumption data to push prices higher. Long positions in the metal sector posted gains as inventories of nickel at the London Metals Exchange sank to approximately two days of market consumption, pushing the price of the base metal considerably higher on the month. Long positions in the stock indices produced gains as global share markets were higher after the U.S. Federal Reserve Bank decided not to raise short-term interest rates for the first time in seventeen consecutive meetings. The Hong Kong Hang Seng posted material gains as analysts suggested that exporters benefited the most from the U.S. central bank’s decision. Long positions in the live stock markets resulted in gains for the soft/agricultural commodity sector. Analysts suggested that strong commercial demand sent prices for live hogs higher and the resumption of beef exports from the United States to Japan pushed prices for live cattle higher. Lastly, long positions in the energy sector sustained losses for the month. Crude oil prices fell after a plot to blow up U.S. airliners was foiled by British intelligence, resulting in speculation that worries over terrorism and strict new travel guidelines would result in less air travel and lower demand for jet fuel.

Grant Park sustained trading losses during September. Class A units were down 1.10% while Class B units were down 1.17%. Setbacks were the result of positions in the currencies, metals, soft/agricultural commodities and interest rates. Gains came from the energy and stock index sectors. Long positions in the British pound lost ground after Bank of England officials stated that they expected growth and inflation to be lower than anticipated in the coming months, an indication that the central bank may continue to hold off on any further interest rate hikes. Canadian dollar longs incurred losses as that currency weakened in response to falling energy prices. Losses were incurred to long positions in the copper and aluminum markets as investors’ concerns over a slow down in global economic growth sent prices for raw materials lower. Long positions in the livestock markets sustained losses as prices for beef fell on expectations that the number of cattle on U.S. feedlots would increase; losses to long positions in the hog market occurred after reports of increased pork production and a decrease in U.S. exports. Short positions in the LIFFE euribor contract sustained losses as prices for the short-term interest rate product rose in response to the aforementioned comments by Bank of England officials. Energy prices fell during the month, resulting in gains to short positions in the sector. An increase in U.S. commercial supplies of crude oil coupled with the perception of a lessening in geopolitical risks in the Middle East sent prices for crude, natural gas and heating oil lower for the month. Lastly, long positions in global equity markets were profitable as analysts suggested that the decision by the U.S. Federal Reserve Bank to keep short-term interest rates steady combined with benign U.S. economic data resulted in higher prices for the S&P Composite Index. Longs in the Spanish IBEX were profitable after the index traded higher on merger and acquisition activity from the utility sector.

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

July started the quarter with negative performance as long positions in the long end of the yield curve were hit hard. A series of positive economic reports around the globe coupled with strong corporate earnings sent bond prices lower globally. July’s losses were made up in August due primarily to strength in the energy sector. Long positions in energies rallied significantly into month end as Hurricane Katrina roared through the Gulf of Mexico, shutting down refinery and distribution facilities in all of these markets which sent energy prices soaring. September ended the month on a flat note as unprofitable long positions in the long end of the yield curve were affected by profitable positions in the stock indices and metals.

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

Value At Risk By Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of September 30, 2006 and December 31, 2005 and the trading gains/losses by market category for the nine months ended September 30, 2006 and the year ended December 31, 2005. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of September 30, 2006, Grant Park’s net asset value was approximately $360.4 million. As of December 31, 2005, Grant Park’s net asset value was approximately $289.9 million.

September 30, 2006

Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Stock Indices	$13,601,274	3.8%	2.3%
Interest Rates	12,468,886	3.5	4.5
Currencies	7,379,153	2.0	(2.0)
Metals	2,952,000	0.8	10.0
Energy	1,489,022	0.4	(2.0)
Agriculturals	1,063,865	0.3	(2.4)

Softs	813,249	0.2	0.5
Meats	310,849	0.1	(0.1)
Total	$40,078,298	11.1%	10.8%

December 31, 2005

Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Stock Indices	$13,288,191	4.6%	5.1%
Interest Rates	8,808,384	3.0	(1.0)
Currencies	5,632,384	2.0	(4.6)
Metals	2,935,888	1.0	1.2
Energy	1,631,950	0.6	1.0
Softs	1,472,902	0.5	1.7
Agriculturals	963,807	0.3	(1.0)
Meats	265,480	0.1	(0.1)
Total	$34,998,986	12.1%	2.3%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of September 30, 2006, by market sector.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, and Australia. The stock index futures contracts currently traded by Grant Park are generally limited to futures on broadly based indices, although Grant Park may trade narrow-based stock index futures contracts in the future. As of September 30, 2006, Grant Park had no short equity index positions on. All of the exposure in the stock index sector was held in small to medium sized positions. Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Interest Rates

Interest rate risk is the principal market exposure of Grant Park. Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability. Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries. However, Grant Park also takes futures positions on the government debt of smaller nations, such as Australia. The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future. As of September 30, 2006, Grant Park’s interest rate exposure was predominantly long the short and long ends of the yield curve around the globe with the exception of Europe where Grant Park was short the shorter maturities of fixed income.

Currencies

Exchange rate risk is a significant market exposure of Grant Park. Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future. As of September 30, 2006, Grant Park had a variety of positions in both the dollar and the cross rates. In general, with the exception of the British pound, a stronger dollar against most currencies would benefit Grant Park.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. As of September 30, 2006, Grant Park held very little metals positions. After a substantial run up in the first half of the year, profits were taken and positions in this sector have all been liquidated for the most part.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia and Venezuela. As of September 30, 2006, the energy market exposure of Grant Park consisted of minor short positions in crude oil, crude products and natural gas. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Agricultural / Softs

Grant Park’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Small long positions in wheat accounted for Grant Park’s long commodity exposure while cotton, soybeans, soybean oil and sugar accounted for Grant Park’s short positions as of September 30, 2006.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of September 30, 2006.

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

There was no change in Grant Park's internal control over financial reporting in the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, Grant Park's internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Form 10-K for its fiscal year ended December 31, 2005, in response to Item 1A to Part 1 of Form 10-K.

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

Class A Limited Partnership Units and Class B Limited Partnership Units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. The close of business on July 31, 2003 marked the initial closing date of the public offering. The lead selling agents for the offering are UBS Financial Services Inc., A.G. Edwards & Sons, Inc. and Oppenheimer & Co. Inc. As of the close of business on July 1, 2006, the Class A Limited Partnership Units were offered at $1,170.76 with 913.94 units being sold, and the Class B Limited Partnership Units were offered at $1,033.06 with 13,150.77 units being sold. As of the close of business on August 1, 2006, the Class A Limited Partnership Units were offered at $1,127.92 with 336.90 units being sold, and the Class B Limited Partnership Units were offered at $994.55 with 11,683.55 units being sold. As of the close of business on September 1, 2006, the Class A Limited Partnership Units were offered at $1,152.70 with 889.65 units being sold, and the Class B Limited Partnership Units were offered at $1,015.68 with 11,320.95 units being sold. Expenses incurred in connection with the organization and offering of the units, which are paid by the general partner and then reimbursed by Grant Park on a monthly basis (with such reimbursement limited to 0.2% annually of the net asset value of the Class A Units and through August 31, 2005, 0.9% annually, and effective September 1, 2005, 0.6% annually of the Class B Units) amounted to a total of approximately $224,582 for the three months ended September 30, 2006. The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Issuer Purchases of Equity Securities

(e) The following table provides information regarding the total Class A and Class B units redeemed by Grant Park during the three months ended September 30, 2006.

	(a)	(b)	(a)	(b)	(c)	(d)
Period	Total Number of Class A Units Redeemed	Average Price Paid per Unit	Total Number of Class B Units Redeemed	Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/Program(1)
07/01/06 through 07/31/06	788.56	$1,127.92	1,711.10	$994.55	2,499.66	(2)
08/01/06 through 08/31/06	577.56	$1,152.70	1,569.02	$1,015.68	2,146.58	(2)
09/01/06 through 09/30/06	869.90	$1,140.01	2,633.17	$1,003.78	3,503.07	(2)
Total	2,236.02	$1,140.21	5,913.29	$1,004.67	8,149.31	(2)
____________________

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

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: November 9, 2006	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)