Form 10-K
period 2006-12-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2007-02-01
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-50316

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

(Exact name of Registrant as specified in its charter)

Illinois	36-3546839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Dearborn Capital Management, L.L.C. 555 West Jackson Boulevard, Suite 600 Chicago, Illinois	60661
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The Registrant has no voting stock. As of December 31, 2006, there were 50,026.94 Class A Limited Partnership Units and 316,983.72 Class B Limited Partnership Units issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus dated June 1, 2006 filed pursuant to Rule 424(b)(3) with the SEC on June 2, 2006 and included within Post-Effective No. 2 to the Registration Statement on Form S-1 (File No. 333-119338) are incorporated by reference into Part I of this Form 10-K.

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

Grant Park invests through independent professional commodity trading advisors retained by the general partner. Presently, Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Company, or ETC, Graham Capital Management, L.P., Winton Capital Management Limited, Saxon Investment Corporation and Welton Investment Corporation serve as Grant Park’s commodity trading advisors. As of December 31, 2006, the general partner allocated Grant Park’s net assets among its existing trading advisors as follows: 18% to Rabar, 20% to EMC, 6% to ETC, 8% to Graham, 21% to Winton and 8% to Saxon. Welton Investment Corporation began trading on behalf of Grant Park effective March 1, 2006 and is currently allocated 19% of Grant Park’s assets. Each of the trading advisors employs technical and trend-following trading strategies through proprietary trading programs, in an effort to achieve capital appreciation while controlling risk and volatility. As of December 31, 2006, Grant Park had a net asset value of approximately $382.3 million and 13,026 limited partners. As of the close of business on December 31, 2006, the net asset value per unit of the Class A units was $1,162.60, and the net asset value of the Class B units was $1,022.42. Since its inception and through February 28, 2003, Grant Park offered its beneficial interests exclusively to qualified investors on a private placement basis. Effective June 30, 2003, Grant Park began publicly offering both Class A and Class B units for sale.

There have been no material administrative, civil or criminal actions within the past five years against the general partner or its principals and no such actions currently are pending.

Grant Park has been trading continuously since January 1989. Since its inception and through February 28, 2003, Grant Park offered its beneficial interests exclusively to qualified investors on a private placement basis. Grant Park converted its interests to units effective April 1, 2003, with all existing limited partners at that date converting to Class A units with a price of $1,000 per unit. Effective June 30, 2003, Grant Park registered up to an aggregate of $200 million of Class A and Class B units pursuant to a Registration Statement on Form S-1 (File No. 333-104317), and began publicly offering both Class A and Class B units for sale. Class B units began trading on August 1, 2003 and were offered at a price of $1,000 per unit. Grant Park subsequently registered up to an additional $200 million in aggregate of Class A and Class B units for sale on a Registration Statement on Form S-1 (File No. 333-113297) on March 30, 2004, and an additional $700 million in aggregate of Class A and Class B units for sale on a Registration Statement of Form S-1 (File No. 333-119338) on December 1, 2004 (the “Registration Statement”). Since July 1, 2003, the Fund has raised approximately $488,231,000 of new capital through December 1, 2006, and is continuing to offer up to an additional $611,769,000 of units pursuant to the Registration Statement, on a continuous basis at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

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

Operations

A description of the business of Grant Park, including trading approaches, rights and obligations of the unitholders, compensation arrangements and fees and expenses is contained in Grant Park’s prospectus dated June 1, 2006, filed pursuant to Rule 424(b)(3) with the SEC on June 2, 2006 and included in Post-effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-119338) (the “Prospectus”) under the sections captioned “Summary,” “Risk Factors,” “The General Partner,” “The Trading Advisors,” “Conflicts of Interest” and “Fees and Expenses,” and such description is incorporated herein by reference from the Prospectus.

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

ITEM 1A. RISK FACTORS

Grant Park’s performance, trading activities, operating results, financial condition and net asset value could be negatively impacted by a number of risks and uncertainties, including those outlined below, which may affect the value of your investment in Grant Park. The following list of risk factors should not be considered a comprehensive list of all potential risks and uncertainties relating to Grant Park. You should also refer to the other information included in this Form 10-K, including our consolidated financial statements and related notes for the year ended December 31, 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Neither the Class A units nor the Class B units of Grant Park are publicly traded. Both Class A and Class B units may be transferred or redeemed subject to the conditions imposed by the Third Amended and Restated Limited Partnership Agreement. As of December 31, 2006, there were 412 and 12,614 holders of Class A units and Class B units, respectively, and 50,026.94 Class A units and 316,983.72 Class B units outstanding.

Dearborn Capital Management L.L.C. has sole discretion in determining what distributions, if any, Grant Park will make to its unit holders. Grant Park has not made any distributions as of the date hereof.

Class A and Class B units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset vale per unit as of the close of business on each applicable closing date, which is the last business day of each month. Sales of the Class A units and Class B units during the fourth quarter 2006 were as follows:

Units	October	November	December
Class A Units
Units sold	1,166.65	691.21	1,101.79
Net asset value	$1,140.01	$1,132.71	$1,173.35
Class B Units
Units Sold	9,583.62	9,516.96	7,497.24
Net asset value	$1,003.78	$996.64	$1,031.66

The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Issuer Purchases of Equity Securities

The following table provides information regarding the total Class A and Class B units redeemed by Grant Park during the three months ended December 31, 2006.

	(a)	(b)	(a)	(b)	(c)	(d)
Period	Total Number of Class A Units Redeemed	Average Price Paid per Unit	Total Number of Class B Units Redeemed	Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/Program(1)
10/01/06 through 10/31/06	477.68	$1,132.71	3,657.52	$996.64	4,135.20	(2)
11/01/06 through 11/30/06	475.01	$1,173.35	5,353.73	$1,031.66	5,828.74	(2)
12/01/06 through 12/31/06	796.87	$1,162.60	4,169.74	$1,022.42	4,966.61	(2)
Total	1,749.56	$1,156.22	13,180.99	$1,016.91	14,930.55	(2)

(1)	As previously disclosed, pursuant to Grant Park’s Limited Partnership Agreement, investors in Grant Park may redeem their units for an amount equal to the net asset value per unit at the close of business on the last business day of any calendar month if at least 10 days prior to the redemption date, or at an earlier date if required by the investor’s selling agent, the General Partner receives a written request for redemption from the investor. Generally, redemptions are paid in the month subsequent to the month requested. The General Partner may permit earlier redemptions in its discretion.
(2)	Not determinable.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial information for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 is taken from the financial statements of Grant Park audited by McGladrey & Pullen, LLP, Grant Park’s independent registered public accountant. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this report. Results from past periods are not necessarily indicative of results that may be expected for any future period.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
Total assets	$407,930,032	$307,245,733	$304,631,802	$87,861,740	$15,791,790
Total partners’ capital	382,252,995	289,897,819	289,654,031	67,418,046	14,605,959
Gains (losses) from trading	42,290,048	7,144,929	4,281,201	10,149,161	2,971,464
Interest income	16,093,168	8,436,400	3,005,585	247,863	173,351
Total expenses	32,069,521	25,937,802	20,995,234	4,080,495	1,356,610
Net income (loss)	26,313,695	(10,356,473)	(13,708,448)	6,316,529	1,788,205
Net income (loss) per General Partner & Class A Unit Limited Partner*	98.75	(36.11)	(88.44)	194.63	—
Net income (loss) per Class B Unit Limited Partner*	82.71	(35.34)	(81.15)	82.15	—
Increase (decrease) in net asset value per General Partner & Class A Unit Limited Partner	97.03	(37.96)	(90.50)	194.03	—
Increase (decrease) in net asset value per Class B Unit Limited Partner	78.14	(41.89)	(90.42)	76.59	—

* The Partnership converted its “Interests” to units effective April 1, 2003, with all existing Limited Partners at that date converting to Class A Units. The financial results are presented on a unitized basis from that date. Class B Units began trading on August 1, 2003. The financial results are based on weighted average number of units outstanding during the period.

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents Grant Park’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2006 and 2005.

	1st Quarter 2006	2nd Quarter 2006	3rd Quarter 2006	4th Quarter 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gains (losses) from trading	$16,396,669	$21,076,739	$(6,369,757)	$11,186,397
Net income (loss)	12,253,554	16,419,952	(9,475,113)	7,115,302
Net income (loss) per General Partner & Class A Unit Limited Partner **	44.87	61.49	(30.17)	22.56
Net income (loss) per Class B Unit Limited Partner **	38.66	53.25	(27.72)	18.52
Increase (decrease) in net asset value per General Partner & Class A Unit Limited Partner	44.31	60.88	(30.75)	22.59
Increase (decrease) in net asset value per Class B Unit Limited Partner	37.16	51.62	(29.28)	18.64
Net asset value per General Partner & Class A Unit Limited Partner	1,109.88	1,170.76	1,140.01	1,162.60
Net asset value per Class B Unit Limited Partner	981.44	1,033.06	1,003.78	1,022.42

	1st Quarter 2005	2nd Quarter 2005	3rd Quarter 2005	4th Quarter 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gains (losses) from trading	$(4,498,378)	$6,927,916	$3,798,919	$916,472
Net income (loss)	(9,603,104)	1,813,769	(171,142)	(2,395,996)
Net income (loss) per General Partner & Class A Unit Limited Partner **	(35.26)	6.97	(0.11)	(7.71)
Net income (loss) per Class B Unit Limited Partner **	(32.08)	5.59	(0.84)	(8.01)
Increase (decrease) in net asset value per General Partner & Class A Unit Limited Partner	(35.81)	6.43	(0.66)	(7.92)
Increase (decrease) in net asset value per Class B Unit Limited Partner	(34.28)	3.44	(2.78)	(8.27)
Net asset value per General Partner & Class A Unit Limited Partner	1,067.72	1,074.15	1,073.49	1,065.57
Net asset value per Class B Unit Limited Partner	951.89	955.33	952.55	944.28

**	– Based on weighted average number of units outstanding during the period.

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

Grant Park invests through independent professional commodity trading advisors retained by the general partner. Presently, Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Company, or ETC, Graham Capital Management, L.P., Winton Capital Management Limited, Saxon Investment Corporation and Welton Investment Corporation serve as Grant Park’s commodity trading advisors. As of December 31, 2006, the general partner allocated Grant Park’s net assets among its existing trading advisors as follows: 18% to Rabar, 20% to EMC, 6% to ETC, 8% to Graham, 21% to Winton, 8% to Saxon and 19% to Welton.

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the year ended December 31, 2006, were 9.1% for Class A units and 8.3% for Class B units, for the year ended December 31, 2005 were (3.4)% for Class A units and (4.3)% for Class B units, and for the year ended December 31, 2004 were (7.6)% for Class A units and (8.4)% for Class B units. Grant Park’s total net asset value at December 31, 2006, 2005 and 2004 was $382.3 million, $289.9 million and $289.7 million, respectively.

The table below sets forth Grant Park’s trading gains or losses by sector for each of the years ended December 31, 2006, 2005 and 2004.

	% Gain (Loss)
	Year Ended December 31,
Sector	2006	2005	2004
Interest Rates	(1.0)%	(1.0)%	(1.0)%
Currencies	0.8	(4.6)	1.3
Stock Indices	6.9	5.1	(1.2)
Energy	(1.7)	1.0	3.2
Agriculturals	(2.1)	(1.0)	2.1
Meats	(0.3)	(0.1)	0.3
Metals	10.8	1.2	(1.0)
Softs	0.3	1.7	(1.0)
Miscellaneous	—	(0.1)	(0.7)

Total	13.7%	2.2%	2.0%

Year ended December 31, 2006

Grant Park reported profits during the calendar year as identifiable price trends allowed our traders to take advantage of increased volatility in the marketplace.

Grant Park started out the year on a positive note in January as the rally in base metals prices that had begun in earnest in 2005 continued into 2006. A key component to the upward price movement was the ongoing expansion of the Chinese economy, which had continued to outpace economists’ growth estimates. Gains in the sector continued throughout the year as work stoppages at several mines, growth in the housing sector and falling inventories kept a bid in the market for nickel, aluminum, copper and zinc. Precious metals positions were profitable as geopolitical concerns over Iran’s nuclear ambitions and questions regarding the direction of U.S. monetary policy saw gold prices climb above the $650 level. Silver positions rounded out profits in the sector as prices rose primarily on news that Barclays would introduce a silver-backed ETF (Exchange Traded Fund) into the marketplace. By the end of the calendar year profits from base and precious metal positions, a sector which makes up 11% of Grant Park’s market exposure, accounted for approximately 55% of Grant Park’s net gains.

Positions in global stock indices were the second largest source of Grant Park’s profits during 2006. Foreign equity markets performed well from the onset of the year as favorable business conditions coupled with strong earnings forecasts resulted in higher share prices on the Paris CAC, London FTSE-100, German DAX and Spanish IBEX. European stock prices continued to surge throughout the year as merger and acquisition activity heated up. The S&P Composite Index and Hong Kong Hang Seng were responsible for the biggest gains in the sector and prices in both indices continued higher in the second half of the year on speculation that the U.S. Federal Reserve Bank, which had completed the last of its seventeen consecutive rate rises in June, might be in a position to ease short-term interest rates after a stream of economic data suggested that the U.S. economy might be slowing down enough to warrant a rate cut.

Currency positions also reported gains for Grant Park’s investors, particularly in the cross-rate markets. The Japanese yen depreciated materially against some of its major counterparts late in the year, allowing Grant Park’s traders to take advantage of the increased volatility in the sector. Disparity between interest rates was a driving force in the cross-rates as the prospect of tighter European monetary policy pushed the euro and British pound higher relative to the yen.

The largest losses for Grant Park were the result of positions in the soft/agricultural commodities, the grain markets in particular. The soybean market presented the most difficulty in terms of identifying clear price direction as it traded in a narrow range between $5.91 and $6.55 from January thru July. Short positions benefited from a breakout to the downside in August and September but concerns over soybean rust led to an October rally that erased the gains from the previous two months. While prices continued higher throughout November a definitive trend was difficult to identify as prices experienced a downside reversal during December.

Positions in the interest rate sector also sustained losses during 2006. The underlying theme reverberating throughout financial markets during the year was the state of the U.S. economy and what direction the Federal Reserve Bank would take with regard to monetary policy. The central bank was in the midst of a tightening cycle as the year began and remained in that mode until June when it implemented the last of its consecutive rate hikes. Following the halt to the rate increases comments by Fed officials concerning any further risk of inflation kept financial markets on edge even as economic data suggested that the U.S. economy might be slowing down, causing the markets to speculate that the next move by the Fed could be to lower short-term rates. These circumstances resulted in losses for positions in the Eurodollars, Ten-year notes and Thirty-year bonds as uncertainty and choppiness in the marketplace made it difficult for Grant Park’s traders to identify and exploit a price trend in either direction.

For the year ended December 31, 2006, Grant Park had a positive return of 9.1% for the Class A units and a positive return of 8.3% for the Class B units. On a combined basis prior to expenses, approximately 13.7% resulted from trading gains and approximately 4.7% was due to interest income. These gains are offset by approximately 10.0% in combined total brokerage fees, performance fees and offering costs borne by Grant Park. An analysis of the 13.7% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	(1.0)%
Currencies	0.8
Stock Indices	6.9
Energy	(1.7)
Agriculturals	(2.1)
Meats	(0.3)
Metals	10.8
Softs	0.3
Miscellaneous	—
Total	13.7%

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

Grant Park sustained losses in October. Class A units were down 0.64% and Class B units were down 0.71%. Losses were incurred from long positions in the interest rate sector as prices for Japanese government bonds fell after a survey of business conditions there pointed to a more robust economic environment; Eurodollars traded lower after the U.S. Department of Labor reported a drop in the unemployment rate during the month of September. Citing a weaker housing market and falling energy prices, the U.S. Federal Reserve decided to leave short-term interest rates unchanged resulting in a weakened U.S. dollar and losses to short positions in foreign currency crosses; further pressure was put on the dollar amid speculation that interest rates abroad could rise. Orange juice short positions lost ground as prices rose after the U.S. Department of Agriculture estimated next year’s crop to be the smallest in 16 years; soybean shorts lost after prices rose on concerns of a possible outbreak of soybean rust. Gains came from long positions in the global stock indices as the decision by the Federal Reserve to hold rates steady combined with lower energy prices pushed share markets higher. The Hong Kong Hang Seng, S&P Composite Index and German DAX all closed higher for the month. Metal long positions were profitable as zinc prices rallied when it was reported that inventories of the base metal were at fifteen year lows; nickel prices reached their highest levels in nineteen years after blockades at two mines resulted in falling inventories. Gains to short positions in the energy sector came from reports of increases in crude oil inventories; lower gasoline prices also contributed to profits.

Grant Park reported trading gains during November. Class A units were up 3.59% and Class B units were up 3.51%. Long positions in the currency sector reported gains as both the euro and the British pound traded higher relative to the U.S. dollar on speculation that interest rates in Europe could be rising while rates in the U.S. might be headed lower. Both currencies rallied against the yen as well, resulting in gains to cross rate positions. The prospect of lower interest rates in the U.S. and hope of a soft landing for the U.S. economy led to gains for long positions in the S&P Composite Index. The Hong Kong Hang Seng rose on strength from the insurance and banking sectors. Nickel prices were higher for the month as the weakness in the U.S. dollar combined with labor stoppages at two mines pushed inventories of the base metal to critically low levels, resulting in gains for long positions. Long positions in the silver market were also profitable. Long positions in the corn were profitable after the U.S. Department of Agriculture announced a larger-than-expected reduction in its crop estimate; soybean positions added to gains as U.S. farmers were expected to dedicate more acreage to corn crops during 2007. Prices in the energy complex traded higher after reports showed larger than expected declines in crude product inventories, resulting in losses for short positions. Prices also rallied on news that OPEC members had voted for a second round of production cuts. Short positions in the Australian interest rate market incurred losses after prices rallied when the Reserve Bank of Australia downplayed expectations for a rate increase during the first quarter of next year.

Grant Park reported trading losses during December with Class A units down 0.92% and Class B units down 0.90%. Long positions in the interest rate sector incurred losses after prices for U.S. Treasury products fell in response to a series of strong economic reports, including a tame reading on consumer prices and news that the U.S. economy had added more jobs in November than economists had forecasted. Grain prices experienced a reversal during the month, resulting in losses for long positions. The soybean and corn markets closed lower as investors moved to take profits on long positions amassed during the upside move in prices earlier in the fourth-quarter. Long positions in the metals markets sustained losses as prices for gold and silver fell for the month. A stronger U.S. dollar combined with selling on behalf of investors seeking to take profits on long positions pushed prices lower. The benign data on consumer prices coupled with the better-than-expected report on U.S. employment resulted in gains for long positions in the S&P Composite Index as the news revived investors’ hopes that the U.S. economy could experience a soft landing during 2007. Short positions in the energy sector reported gains as warmer weather across the U.S. and reports of increased inventories resulted in lower prices for crude oil and natural gas. Short positions in the Japanese yen cross-rate market were profitable as the yen traded lower relative to the euro after the Japanese government reduced projections for economic growth.

The general partner has agreed to rebate back to Grant Park a portion of Grant Park’s operating, organization and offering expenses to the extent actual expenses were less than the actual amount Grant Park paid the general partner. For 2006, the general partner reimbursed Grant Park a total of $700,000, of which $200,000 related to operating expenses and $500,000 related to organization and offering expenses.

Year ended December 31, 2005

In 2005, Grant Park suffered its second consecutive losing year, the first time since 1992 and only the second time in the 17 year trading history. As was the case in 2004, the year was marked by significant reversals and volatility in a number of the markets that Grant Park trades.

After a strong fourth quarter in 2004, Grant Park suffered a setback for January. These losses were generated across the board in those markets that had just previously contributed to Grant Park’s fourth quarter 2004 success. In the first week of January, the dollar began its strongest one month rally since May of 2001. As the table below shows, the currency sector, historically a strong contributor to performance, was the largest drag on the portfolio in 2005. The dollar spent most of the year range-bound between 120 and 130 leaving little profitable trading opportunity.

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

For the year ended December 31, 2005, Grant Park had a negative return of 3.4% for the Class A units and a negative return of 4.3% for the Class B units. On a combined basis prior to expenses, approximately 2.2% resulted from trading gains and approximately 2.9% was due to interest income. These gains are offset by approximately 9.2% in combined total brokerage fees, performance fees and offering costs borne by Grant Park. An analysis of the 2.2% trading gains by sector is as follows:

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

Performance for Grant Park was relatively flat for the month of September. Class A units were down 0.04% for the month while Class B units were down 0.11%. Losses were largely attributed to the interest rate sector, while positions in stock indices, currencies, metals and the agricultural/soft commodities were profitable. Positions in the energies provided mixed results with the sector as a whole reflecting a flat month. Inflationary concerns dealt a blow to long positions in the interest rate sector as prices weakened both at home and abroad. Additionally, the initial feeling that the U.S. Federal Reserve may hold off on any rate increases until they determine the economic impact of both Hurricane Katrina and Rita proved mistaken as they raised rates another quarter point on September 20th. As a result, the sell-off in treasuries dragged bond markets down across the globe. Long positions in stock indices enjoyed a positive month, especially for positions in the Nikkei and Hang Seng. News of the landslide victory by Koizumi’s Liberal Democratic Party in Japan spurred investors to push the index over 13,000, touching four-year highs. Modest profits were generated in the currency sector, in particular to long positions in the Canadian and Australian dollars, which rallied along side the U.S. dollar. Long positions in gold also contributed to gains for the month, with prices rallying over $34 for the month to close the December futures contract at $472.30 per ounce. Finally, long positions in the energy sector provided mixed results with long crude oil positions posting losses and long natural gas and unleaded gas positions posting gains. Supply concerns for the refined products remained the dominant factor throughout the month.

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

The general partner agreed to rebate back to Grant Park a portion of Grant Park’s operating, organization and offering expenses to the extent actual expenses were less than the actual amount Grant Park paid the general partner. For 2005, the general partner reimbursed Grant Park a total of $600,000, of which $300,000 related to operating expenses and $300,000 related to organization and offering expenses.

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

In the normal course of business, Grant Park enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. Grant Park’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against Grant Park that have not yet occurred. Grant Park expects the risk of any future obligation under these indemnifications to be remote.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of December 31, 2006 and December 31, 2005 and the trading gains/losses by market category for the years ended December 31, 2006 and 2005. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of December 31, 2006, Grant Park’s net asset value was approximately $382.3 million. As of December 31, 2005, Grant Park’s net asset value was approximately $289.9 million.

	December 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Stock Indices	$17,109,345	4.5%	6.9%
Interest Rates	14,150,512	3.7	(1.0)
Currencies	9,008,040	2.3	0.8
Metals	6,002,732	1.6	10.8
Energy	2,682,000	0.7	(1.7)
Softs	1,423,613	0.4	0.3
Agriculturals	802,822	0.2	(2.1)
Meats	462,775	0.1	(0.3)

Total	$51,641,839	13.5%	13.7%

	December 31, 2005
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Stock Indices	$13,288,191	4.6%	5.1%
Interest Rates	8,808,384	3.0	(1.0)
Currencies	5,632,384	2.0	(4.6)
Metals	2,935,888	1.0	1.2
Energy	1,631,950	0.6	1.0
Softs	1,472,902	0.5	1.7
Agriculturals	963,807	0.3	(1.0)
Meats	265,480	0.1	(0.1)

Total	$34,998,986	12.1%	2.3%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of December 31, 2006, by market sector.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, and Australia. The stock index futures contracts currently traded by Grant Park are generally limited to futures on broadly based indices, although Grant Park may trade narrow-based stock index futures contracts in the future. As of December 31, 2006, Grant Park had no short equity index positions. All of the exposure in the stock index sector was held in small- to medium-sized positions. Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park. Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability. Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries. However, Grant Park also takes futures positions on the government debt of smaller nations, such as Australia. The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future. As of December 31, 2006, Grant Park’s interest rate exposure was predominantly mixed. In Japan, Grant Park was long both the short end and the long end of the yield curve. In the U.S., Grant Park was essentially flat the long end and short the short end of the curve and in Europe and Australia, Grant Park was short the market across the entire yield curve.

Currencies

Exchange rate risk is a significant market exposure of Grant Park. Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future. As of December 31, 2006, Grant Park had a variety of positions in both the dollar and the cross rates. In general, with the exception of the Japanese yen, a weaker dollar against most currencies would benefit Grant Park.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. As of December 31, 2006, Grant Park held very little metals positions. After a substantial run up in the first half of the year, profits were taken and positions in this sector have all been liquidated for the most part with the exception of a minor long position in gold.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia and Venezuela. As of December 31, 2006, the energy market exposure of Grant Park consisted of minor short positions in crude oil, crude products and natural gas. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Agricultural/Softs

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Small long positions in wheat, soybean oil, soybeans, live cattle and cotton accounted for Grant Park’s long commodity exposure while sugar accounted for Grant Park’s short positions as of December 31, 2006.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of December 31, 2006.

Foreign Currency Balances

Grant Park’s primary foreign currency balances are in Japanese yen, British pounds, Euros and Australian dollars. The advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control Grant Park’s non-trading risk.

Cash Management

Grant Park maintains a portion of its assets at its clearing brokers, as well as at Harris N.A. and Lake Forest Bank & Trust Company. These assets, which may range from 5% to 25% of Grant Park’s value, are held in U.S. Treasury securities and/or Treasury repurchase agreements. The balance of Grant Park’s assets, which range from 75% to 95%, are invested in investment grade money market investments purchased at either Middleton Dickinson Capital Management, LLC which are held in a separate, segregated account at State Street Bank and Trust Company or are purchased directly through Harris Nesbitt Corporation, a member of BMO Financial Group. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on Grant Park’s cash management income.

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

There was no change in Grant Park’s internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC. Grant Park does not have any directors or officers. However, the officers of Grant Park’s general partner, as well as the general partner itself, file such notices regarding their beneficial ownership in Grant Park, if any. Grant Park believes that for 2006, all required filings were timely filed by each of these persons.

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

Grant Park pays the general partner the brokerage charge, which is based on a fixed percentage of net assets, regardless of whether actual transaction costs were less than or exceeded this fixed percentage or whether the number of trades significantly increases. Assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, it is estimated that the brokerage charge would equate to round-turn commissions of approximately $44.42, based on the average trading activity of the seven trading advisors for the last three calendar years and assuming allocations of net assets to the trading advisors as follows: 18% to Rabar; 20% to EMC; 6% to ETC; 8% to Graham; 21% to Winton; 8% to Saxon; and 19% to Welton.

The clearing brokers are also paid by the general partner, out of its brokerage charge, an average of between approximately $5.00 and $10.00 dollars per round turn transaction entered into by Grant Park. This round turn commission includes all clearing, exchange and NFA fees.

Effective April 1, 2004 through October 31, 2004, Class A units paid the general partner a monthly brokerage charge equal to 0.6583%, a rate of 7.9% annually, of Class A’s month-end adjusted net assets. This monthly charge was reduced to 0.6458%, a rate of 7.75% annually, effective November 1, 2004 and further reduced to a monthly charge of 0.6292%, a rate of 7.55% annually, effective September 1, 2005. Class B units paid the general partner a monthly charge equal to 0.675%, a rate of 8.1% annually, of Class B’s month-end adjusted net assets. Effective November 1, 2004, Class B units pay the general partner a monthly charge equal to 0.6667%, a rate of 8.0% annually, of Class B’s month-end adjusted net assets. The charge amounted to $27,576,195 for the year ended December 31, 2006, $23,665,571 for the year ended December 31, 2005, and $16,530,511 for the year ended December 31, 2004.

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

Additionally, all expenses incurred in connection with the organization and the ongoing offering of the units are paid by the general partner and then reimbursed to the general partner by Grant Park. The limited partnership agreement provides that Grant Park shall be entitled to reimbursement for organization and offering expenses at a rate of up to 1.0% per annum, computed monthly, of which up to 10% of such amount is reimbursable by Class A and 90% is reimbursable by Class B. Effective April 1, 2004, Class A units bear organization and offering expenses at an annual rate of 20 basis points (0.20%)

of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets. Effective September 1, 2005, Class B units bear these expenses at an annual rate of 60 basis points (0.60%) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted net assets. In no event, however, will the reimbursement from Grant Park to the general partner exceed 1.0% per annum of the average month-end net assets of Grant Park. The general partner has the discretion to change the amounts assessed to each class for organization and offering expenses, provided the amounts do not exceed the limits set forth in the limited partnership agreement. In its discretion, the general partner may require Grant Park to reimburse the general partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by Grant Park in any calendar year will not exceed the overall limits set forth above.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Grant Park has no officers or directors. Its affairs are managed by its general partner, Dearborn Capital Management, L.L.C. Set forth in the table below is information regarding the beneficial ownership of the officers of Grant Park’s general partner in Grant Park as of December 31, 2006.

Name	Number of Class A Limited Partnership Units		Number of Class B Limited Partnership Units	Number of General Partnership Units		Percentage of Outstanding Class A Limited Partnership Units	Percentage of Outstanding Class B Limited Partnership Units	Percentage of General Partnership Units
Dearborn Capital Management, LLC	3,058.853		—	339.873		6.16%	—	100.00%
David M. Kavanagh	3,058.853	(1)	—	339.873	(1)	6.16%	—	100.00%
Efim Tkatchew	—		—	—		—	—	—
Maureen O’Rourke	4.433		—	—		—	—	—

(1)	Represents units directly held by Dearborn Capital Management, L.L.C., the general partner of Grant Park. The managing member of Dearborn Capital Management, L.L.C. is Dearborn Capital Management Ltd. Mr. Kavanagh is the sole shareholder of Dearborn Capital Management Ltd.

Grant Park has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11, “Executive Compensation” and Item 12, “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to Grant Park for professional audit services provided by McGladrey & Pullen, LLP, Grant Park’s independent registered public accountant, for the audit of Grant Park’s annual financial statements for the years ended December 31, 2006 and 2005, and fees billed for other professional services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an affiliate of McGladrey & Pullen, LLP) during those years.

Fee Category	2006	2005
Audit Fees(1)	$127,500	$122,000
Audit-Related Fees	—	—
Tax Fees(2)	5,000	5,000
All Other Fees	—	—

Total Fees	$132,500	$127,000

(1)	Audit fees consist of fees for professional services rendered for the audit of Grant Park’s financial statements and review of financial statements included in Grant Park’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Tax fees consist of compliance fees for the preparation of original tax returns.

The Audit Committee of Grant Park’s general partner, Dearborn Capital Management, L.L.C., pre-approves all audit and permitted non-audit services of Grant Park’s independent accountants, including all engagement fees and terms. The Audit Committee of Dearborn approved all the services provided by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (collectively “McGladrey”) during 2006 and 2005 to Grant Park described above. The Audit Committee has determined that the payments made to McGladrey for these services during 2006 and 2005 are compatible with maintaining that firm’s independence.

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

(3)	Exhibits

Exhibit Number	Description of Document
3.1(1)	Third Amended and Restated Limited Partnership Agreement of the Registrant.

3.2(2)	Certificate of Limited Partnership of the Registrant.

10.1(2)	First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Rabar Market Research, Inc.

10.2(2)	First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and EMC Capital Management, Inc.

10.3(2)	First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Eckhardt Trading Company.

10.4(2)	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Graham Capital Management, L.P.

10.5(3)	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Winton Capital Management Limited.

10.6(3)	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Saxon Investment Corporation.

10.7(4)	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Welton Investment Corporation.

10.8(5)	Subscription Agreement and Power of Attorney.

10.9(6)	Request for Redemption Form.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Included as Appendix A to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338) and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-119338) and incorporated herein by reference.
(4)	Filed as an Exhibit to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.
(5)	Included as Appendix B to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338).
(6)	Included as Appendix D to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Grant Park Futures Fund Limited Partnership

Chicago, Illinois

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Grant Park Futures Fund Limited Partnership as of December 31, 2006 and 2005, and the related statements of operations and changes in partners’ capital for each of the three years ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grant Park Futures Fund Limited Partnership as of December 31, 2006 and 2005, and the results of its operations for each of the three years ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois

January 31, 2007

McGladrey & Pullen, LLP is a member firm of RSM International – an affiliation of separate and independent legal entities.

Grant Park Futures Fund Limited Partnership

Statements of Financial Condition

December 31, 2006 and 2005

	2006	2005
Assets

Equity in brokers’ trading accounts:
U.S. Government securities, at market value	$58,311,094	$56,339,226
Cash	17,592,985	(2,082,929)
Unrealized gain on open contracts, net	10,261,483	5,227,765

Deposits with brokers	86,165,562	59,484,062

Cash and cash equivalents	73,545,515	246,308,100
Commercial paper (cost, plus accrued interest December 31, 2006 – $139,037,601)	139,037,601	—
Government - Sponsored Enterprises (cost, plus accrued interest December 31, 2006 – $107,708,465)	107,708,465	—
Interest receivable	772,889	853,571
Receivable from General Partner	700,000	600,000

Total assets	$407,930,032	$307,245,733

Liabilities and Partners’ Capital

Liabilities
Brokerage commission payable	$2,447,051	$1,774,928
Accrued incentive fees	1,214,938	—
Organization and offering costs payable	174,853	130,755
Accrued operating expenses	81,103	62,302
Pending partner additions	16,569,404	7,235,097
Redemptions payable	5,189,688	8,144,832

Total liabilities	25,677,037	17,347,914

Partners’ Capital
General Partner (units outstanding December 31, 2006 – 3,398.73, December 31, 2005 – 2,839.96)	3,951,351	3,026,173
Limited Partners
Class A (units outstanding December 31, 2006 – 46,628.21, December 31, 2005 – 48,216.06)	54,209,869	51,377,474
Class B (units outstanding December 31, 2006 – 316,983.72, December 31, 2005 – 249,391.39)	324,091,775	235,494,172

Total partners’ capital	382,252,995	289,897,819

Total liabilities and partners’ capital	$407,930,032	$307,245,733

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership

Condensed Schedule of Investments

December 31, 2006

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$285,813	0.1%	$1,356,316	0.4%	$1,642,129	0.4%
Energy	38,396	* *	1,157,070	0.3%	1,195,466	0.3%
Grains	400,343	0.1%	(185,903)	* *	214,440	0.1%
Interest rates	(964,432)	(0.3)%	395,138	0.1%	(569,294)	(0.1)%
Meats	68,710	* *	(19,067)	* *	49,643	* *
Metals	(263,985)	(0.1)%	(86,113)	* *	(350,098)	(0.1)%
Soft commodities	504,382	0.1%	308,492	0.1%	812,874	0.2%
Stock indices	(222,111)	(0.1)%	(168,750)	* *	(390,861)	(0.1)%

Total U.S. Futures Positions	(152,884)		2,757,183		2,604,299

Foreign Futures Positions:
Energy	(2,760)	* *	231,273	0.1%	228,513	0.1%
Interest rates	(1,379,466)	(0.4)%	3,201,922	0.8%	1,822,456	0.5%
Metals	2,113,854	0.6%	97,917	* *	2,211,771	0.6%
Soft commodities	(10,541)	* *	(4,739)	* *	(15,280)	* *
Stock indices	4,072,636	1.1%	(10,285)	* *	4,062,351	1.1%

Total Foreign Futures Positions	4,793,723		3,516,088		8,309,811

Total Futures Contracts	$4,640,839	1.2%	$6,273,271	1.7%	$10,914,110	2.9%

Forward Contracts *
Currencies	$(1,041,784)	(0.3)%	$389,157	0.1%	$(652,627)	(0.2)%

Total Futures and Forward Contracts	$3,599,055	0.9%	$6,662,428	1.8%	$10,261,483	2.7%

*	No individual futures and forward contract position constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.
**	Represents less than 0.1% of partners’ capital.

Commercial paper

Face Value	Maturity Date	Description	Market Value	Percent of Partners’ Capital
$8,002,000	1/2/2007	DIAGEO CAPITAL CP	$8,000,800	2.1%
7,500,000	1/4/2007	TIME WARNER CABLE CP	7,496,656	2.0%
10,100,000	1/4/2007	SWEDISH EXPORT CRED	10,095,581	2.6%
5,000,000	1/8/2007	BRITISH TELECOM CP	4,994,828	1.3%
5,000,000	1/8/2007	PRUDENTIAL FUND CP	4,994,963	1.3%
10,000,000	1/8/2007	ATT INC CP	9,989,753	2.6%
7,000,000	1/10/2007	KRAFT FOODS INC CP	6,990,655	1.8%
7,500,000	1/10/2007	VIRGINIA PWR & ELEC CP	7,489,988	2.0%
5,000,000	1/11/2007	MICHIGAN CON GAS	4,992,500	1.3%
10,000,000	1/16/2007	KOREA DEV BANK CP	9,978,021	2.6%
8,372,000	1/16/2007	METLIFE FUNDING CP	8,353,756	2.2%
3,084,000	1/19/2007	DTE ENERGY CORP CP	3,075,689	0.8%
8,874,000	1/19/2007	HEWLETT-PACKARD CP	8,850,706	2.3%
4,000,000	1/25/2007	SOUTHWESTERN PUBLIC	3,985,627	1.0%
6,547,000	1/26/2007	SOUTH CAROLINA FUEL	6,523,518	1.7%
7,500,000	1/26/2007	CADBURY SCHWEPPE CP	7,472,031	2.0%
10,000,000	2/2/2007	BELL SOUTH CORP CP	9,953,600	2.6%
1,400,000	2/9/2007	GENERAL ELEC CR CP	1,392,022	0.4%
7,500,000	2/13/2007	UNITED HEALTHCARE CP	7,452,252	1.9%
7,000,000	2/14/2007	DUKE ENERGY CORP CP	6,954,655	1.8%

	Total Commercial paper		$139,037,601	36.3%

Government-Sponsored Enterprises

Face Value	Maturity Date	Description	Market Value	Percent of Partners’ Capital
$10,000,000	1/3/2007	FED HOME DISC NOTE	$9,997,167	2.6%
10,000,000	1/17/2007	FED HOME DISC NOTE	9,977,044	2.6%
10,000,000	1/19/2007	FED HOME DISC NOTE	9,974,650	2.6%
10,000,000	1/24/2007	FED HOME DISC NOTE	9,967,352	2.6%
10,000,000	1/29/2007	FARM CREDIT DISC NOTE	9,960,411	2.6%
13,000,000	2/16/2007	FARM CREDIT DISC NOTE	12,914,702	3.4%
10,000,000	5/1/2007	FARM CREDIT DISC NOTE	9,832,333	2.6%
10,000,000	5/3/2007	FED HOME LOAN FLOATR	10,039,356	2.6%
15,000,000	7/13/2007	FED HOME LOAN FLOATR	15,038,325	3.9%
10,000,000	10/26/2007	FED HOME LOAN FLOATR	10,007,125	2.6%

	Total Government-Sponsored Enterprises		$107,708,465	28.1%

U.S. Government Securities: ***

Face Value		Value	Percent of Partners’ Capital
$58,500,000	U.S. Treasury Bills, January 25, 2007	$58,311,094	15.3%

	Total U.S. Government Securities (cost $58,289,761)	$58,311,094

***	Pledged as collateral for the trading of futures, forward and option contracts.

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership

Condensed Schedule of Investments

December 31, 2005

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital		Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$(442,058)	(0.2)%	$134,786	0.1%		$(307,272)	(0.1)%
Energy	82,867	* *	(351,494)	(0.1)%		(268,627)	(0.1)%
Grains	109,812	* *	(537,600)	(0.2)%		(427,788)	(0.2)%
Interest rates	58,095	* *	(192,668)	(0.1)%		(134,573)	(0.1)%
Meats	67,012	* *	940	*	*	67,952	* *
Metals	1,158,952	0.4%	—	*	*	1,158,952	0.4%
Soft commodities	1,974,357	0.7%	(101,017)	*	*	1,873,340	0.6%
Stock indices	(1,154,901)	(0.4)%	5,000	*	*	(1,149,901)	(0.4)%

Total U.S. Futures Positions	1,854,136		(1,042,053)			812,083

Foreign Futures Positions:
Energy	137,381	0.1%	13,770	*	*	151,151	0.1%
Interest rates	1,439,877	0.5%	355,445	0.1%		1,795,322	0.6%
Metals	6,040,628	2.1%	(2,479,122)	(0.9)%		3,561,506	1.2%
Soft commodities	34,454	* *	(10,785)	*	*	23,669	* *
Stock indices	2,433,469	0.8%	(141,720)	*	*	2,291,749	0.8%

Total Foreign Futures Positions	10,085,809		(2,262,412)			7,823,397

Total Futures Contracts	$11,939,945	4.1%	$(3,304,465)	(1.1)%		$8,635,480	3.0%

Forward Contracts *
Currencies	$(3,417,240)	(1.2)%	$9,525	*	*	$(3,407,715)	(1.2)%

Total Futures and Forward Contracts	$8,522,705	2.9%	$(3,294,940)	(1.1)%		$5,227,765	1.8%

*	No individual futures and forward contract position constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.
**	Represents less than 0.1% of partners’ capital.

U.S. Government Securities: ***

Face Value		Value	Percent of Partners’ Capital
$57,500,000	U.S. Treasury Bills, January 26, 2006	$56,339,226	19.4%

	Total U.S. Government Securities (cost $56,346,912)	$56,339,226

***	Pledged as collateral for the trading of futures, forward and option contracts.

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Income
Trading gains (losses)
Realized	$37,256,330	$6,429,059	$5,332,965
Change in unrealized	5,033,718	715,870	(1,051,764)

Gains from trading	42,290,048	7,144,929	4,281,201

Interest income	16,093,168	8,436,400	3,005,585

Total income	58,383,216	15,581,329	7,286,786

Expenses
Brokerage commission	27,576,195	23,651,090	16,530,511
Incentive fees	3,823,552	1,643,676	3,764,107
Operating expenses	669,774	643,036	700,616

Total expenses	32,069,521	25,937,802	20,995,234

Net income (loss)	$26,313,695	$(10,356,473)	$(13,708,448)

Net Income (Loss) per General Partner & Class A Unit Limited Partner (based on weighted average number of units outstanding during the year)	$98.75	$(36.11)	$(88.44)

Net Income (Loss) per Class B Unit Limited Partner (based on weighted average number of units outstanding during the year)	$82.71	$(35.34)	$(81.15)

Increase (decrease) in Net Asset Value per General Partner & Class A Unit Limited Partner	$97.03	$(37.96)	$(90.50)

Increase (decrease) in Net Asset Value per Class B Unit Limited Partner	$78.14	$(41.89)	$(90.42)

The accompanying notes are an integral part of these financial statements.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

Years Ended December 31, 2006, 2005 and 2004

			Limited Partners		Limited Partners
	General Partner		Class A		Class B
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Partners’ capital, December 31, 2003	707.62	$844,919	27,275.54	$32,567,704	31,586.19	$34,005,423	$67,418,046
Contributions	1,804.98	2,022,500	39,552.87	45,844,665	195,825.69	200,180,244	248,047,409
Redemptions	—	—	(6,194.40)	(6,567,208)	(4,356.21)	(4,091,833)	(10,659,041)
Offering costs	—	—	—	(103,680)	—	(1,340,255)	(1,443,935)
Net loss	—	(94,705)	—	(4,830,302)	—	(8,783,441)	(13,708,448)

Partners’ capital, December 31, 2004	2,512.60	2,772,714	60,634.01	66,911,179	223,055.67	219,970,138	289,654,031
Contributions	327.36	350,000	8,304.62	8,829,246	69,543.78	65,810,552	74,989,798
Redemptions	—	—	(20,722.57)	(21,908,315)	(43,208.06)	(40,781,188)	(62,689,503)
Offering costs	—	—	—	(106,640)	—	(1,593,394)	(1,700,034)
Net loss	—	(96,541)	—	(2,347,996)	—	(7,911,936)	(10,356,473)

Partners’ capital, December 31, 2005	2,839.96	3,026,173	48,216.06	51,377,474	249,391.39	235,494,172	289,897,819
Contributions	558.77	645,000	7,990.87	9,336,899	110,603.12	111,541,043	121,522,942
Redemptions	—	—	(9,578.72)	(10,782,069)	(43,010.79)	(43,339,995)	(54,122,064)
Offering costs	—	—	—	(84,032)	—	(1,275,365)	(1,359,397)
Net income	—	280,178	—	4,361,597	—	21,671,920	26,313,695

Partners’ capital, December 31, 2006	3,398.73	$3,951,351	46,628.21	$54,209,869	316,983.72	$324,091,775	$382,252,995

Net asset value per unit at December 31, 2003				$1,194.03		$1,076.59

Net asset value per unit at December 31, 2004				$1,103.53		$986.17

Net asset value per unit at December 31, 2005				$1,065.57		$944.28

Net asset value per unit at December 31, 2006				$1,162.60		$1,022.42

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

The Partnership is a multi-advisor pool that carries out its purpose through trading by independent professional commodity trading advisors retained by Dearborn Capital Management, L.L.C. (the “General Partner”) and the Partnership. Through these trading advisors, the Partnership’s business is to trade, buy, sell, margin or otherwise acquire, hold or dispose of futures and forward contracts for commodities, financial instruments or currencies, any rights pertaining thereto and any options thereon, or on physical commodities. The Partnership may also engage in hedge, arbitrage and cash trading of commodities and futures.

The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102, Statements of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

Classes of Interests: The Partnership has two classes of limited partner interests (the “Interests”), Class A and Class B. Both Class A and Class B Interests are traded pursuant to identical trading programs and differ only in respect to the General Partner’s brokerage commission and organization and offering costs (Note 4).

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

Revenue recognition: Futures, options on futures, and forward contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the Financial Accounting Standards Board Interpretation No. 39 — “Offsetting of Amounts Related to Certain Contracts.” Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Market value of exchange-traded contracts is based upon exchange settlement prices. Market value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market. Government-sponsored enterprises and commercial paper are stated at cost plus accrued interest, which approximates market value.

Income taxes: No provision for income taxes has been made in these financial statements as each partner is individually responsible for reporting income or loss based on its respective share of the Partnership’s income and expenses as reported for income tax purposes.

Organization and offering costs: All expenses incurred in connection with the organization and the initial and ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. Class A units bear organization and offering expenses at an annual rate of 20 basis points (0.20 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets. Through August 31, 2005, Class B units incurred these expenses at an annual rate of 90 basis points (0.90 percent). Effective September 1, 2005, the annual rate was decreased to 60 basis points (0.60 percent) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted net assets. “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses are charged against partners’ capital at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At December 31, 2006, all organization and offering costs incurred by the General Partner have been reimbursed. The General Partner intends to remit back to the Partnership a portion of the Partnership’s organization and offering expenses to the extent actual expenses incurred were less than the actual amount the Partnership paid the General Partner. At December 31, 2006, included in receivable from General Partner is $500,000 related to the reimbursement of organization and offering expenses of the Partnership.

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

Recent Accounting Pronouncements: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Partnership on January 1, 2008. Management is currently evaluating the provisions of SFAS 157 and its potential effect on the financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 is effective for the Partnership for the year ending December 31, 2006. The adoption of SAB 108 did not have a material effect on the Partnership’s financial statements.

On July 13, 2006, the FASB released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for the Partnership on January 1, 2007 and is to be applied to all open tax years as of the effective date. Management does not believe the guidance provided by FIN 48 will have a material effect on its financial statements.

NOTE 2. DEPOSITS WITH BROKERS

The Partnership deposits assets with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such brokers. The Partnership earns interest income on its assets deposited with the brokers.

NOTE 3. COMMODITY TRADING ADVISORS

The Partnership has entered into advisory contracts with Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Co., Graham Capital Management, L.P., Winton Capital Management Limited, Saxon Investment Corporation and Welton Investment Corporation to act as the Partnership’s commodity trading advisors (the “Advisors”). The Advisors are paid a quarterly management fee ranging from 0 percent to 2 percent per annum of the Partnership’s month-end allocated net assets, which is paid by the General Partner from the brokerage commission (Note 4).

Additionally, the Advisors receive a quarterly incentive fee ranging from 20 percent to 24 percent of the new trading profits on the allocated net assets of the Advisor, which amounted to fees of $3,823,552, $1,643,676, and $3,764,107 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

NOTE 5. OPERATING EXPENSES

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. Through August 31, 2005, operating expenses of the Partnership were limited to 0.35 percent per year of the average month-end net assets of the Partnership. Effective September 1, 2005, these expenses are limited to 0.25 percent per year of the average month-end net assets of the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference will be reimbursed pro rata to record-holders as of December 31 of each year. For the year ended December 31, 2006, the operating expenses incurred by the Partnership were less than the percentages outlined above. Accordingly, at December 31, 2006, included in receivable from General Partner is $200,000 related to the reimbursement of operating expenses to the Partnership.

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

	2006	2005	2004
Total return – Class A Units	9.11%	(3.44)%	(7.58)%
Total return – Class B Units	8.28%	(4.25)%	(8.40)%

Ratios as a percentage of average net assets:
Interest income	4.78%	2.90%	1.62%
Expenses	9.52%	8.92%	11.34%
Expenses, net of interest income	4.74%	6.02%	9.72%

The interest income and expense ratios above are computed based upon the weighted average net assets of the limited partners for the years ended December 31, 2006, 2005 and 2004.

The following per unit performance calculations reflect activity related to the Partnership.

	Class A Units	Class B Units
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at December 31, 2003	$1,194.03	$1,076.59

Income (loss) from operations
Net realized and change in unrealized gain from trading	12.91	7.98
Expenses net of interest income*	(101.35)	(89.13)

Total income (loss) from operations	(88.44)	(81.15)
Organization and offering costs*	(2.06)	(9.27)

Net asset value per unit at December 31, 2004	1,103.53	986.17

Income (loss) from operations
Net realized and change in unrealized gain from trading	26.04	21.95
Expenses net of interest income*	(62.15)	(57.29)

Total income (loss) from operations	(36.11)	(35.34)
Organization and offering costs*	(1.85)	(6.55)

Net asset value per unit at December 31, 2005	1,065.57	944.28

Income (loss) from operations
Net realized and change in unrealized gain from trading	148.32	131.24
Expenses net of interest income*	(49.57)	(48.53)

Total income (loss) from operations	98.75	82.71

Organization and offering costs*	(1.72)	(4.57)

Net asset value per unit at December 31, 2006	$1,162.60	$1,022.42

*	Expenses net of interest income per unit and organization and offering costs per unit are calculated by dividing the expenses net of interest income and organization and offering costs by the average number of units outstanding during the period. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

NOTE 8. TRADING ACTIVITIES AND RELATED RISKS

The Partnership, through its Advisors, engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, and forward contracts (collectively, derivatives). These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

Net trading results from derivatives for the years ended December 31, 2006, 2005 and 2004, are reflected in the statements of operations. Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contract, and forward contracts.

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

The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Contracts (non-exchange-traded)		Total
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Gross unrealized gains	$20,243,989	$16,947,161	$5,208,155	$3,109,103	$25,452,144	$20,056,264
Gross unrealized (losses)	(9,329,879)	(8,311,681)	(5,860,782)	(6,516,818)	(15,190,661)	(14,828,499)

Net unrealized gain (loss)	$10,914,110	$8,635,480	$(652,627)	$(3,407,715)	$10,261,483	$5,227,765

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

NOTE 10. SUBSEQUENT EVENT

From January 1, 2007 to January 31, 2007, there were contributions and redemptions totaling approximately $23,209,000 and $2,335,000, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois on the 1st day of February, 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 1, 2007.

Signature	Title

/s/ David M. Kavanagh
David M. Kavanagh	President (Principal Executive Officer)

/s/ Maureen O’Rourke	Chief Financial Officer (Principal Financial and Accounting Officer)
Maureen O’Rourke

S-1

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(1)	Third Amended and Restated Limited Partnership Agreement of the Registrant.

3.2	(2)	Certificate of Limited Partnership of the Registrant.

10.1	(2)	First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Rabar Market Research, Inc.

10.2	(2)	First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and EMC Capital Management, Inc.

10.3	(2)	First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Eckhardt Trading Company.

10.4	(2)	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Graham Capital Management, L.P.

10.5	(3)	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Winton Capital Management Limited.

10.6	(3)	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Saxon Investment Corporation.

10.7	(4)	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Welton Investment Corporation.

10.8	(5)	Subscription Agreement and Power of Attorney.

10.9	(6)	Request for Redemption Form.

24.1		Power of Attorney (included on signature page).

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Included as Appendix A to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338) and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-119338) and incorporated herein by reference.
(4)	Filed as an Exhibit to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.
(5)	Included as Appendix B to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338).
(6)	Included as Appendix D to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338).