Form 10-Q
period 2007-03-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2007-05-15
CIK 845698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2007

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

QUARTER ENDED March 31, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Grant Park Futures Fund Limited Partnership

Statements of Financial Condition

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets

Equity in brokers’ trading accounts:
U.S. Government securities, at fair value	$58,289,595	$58,311,094
Cash	(1,018,225)	17,592,985
Unrealized gain on open contracts, net	10,570,918	10,261,483
Deposits with brokers	67,842,288	86,165,562

Cash and cash equivalents	220,212,527	73,545,515
Commercial paper (cost, plus accrued interest December 31, 2006 - $139,037,601)	—	139,037,601
Government-sponsored enterprises (cost, plus accrued interest March 31, 2007 $83,468,099, December 31, 2006 - $107,708,465 )	83,468,099	107,708,465
U.S. Government securities, at fair value	9,984,356	—
Interest receivable	1,532,693	772,889
Receivable from General Partner	—	700,000

Total assets	$383,039,963	$407,930,032

Liabilities and Partners’ Capital

Liabilities
Brokerage commission payable	$2,419,692	$2,447,051
Accrued incentive fees	—	1,214,938
Organization and offering costs payable	168,313	174,853
Accrued operating expenses	78,786	81,103
Pending partner additions	4,450,212	16,569,404
Redemptions payable	4,121,144	5,189,688
Total liabilities	11,238,147	25,677,037

Partners’ Capital
General Partner (3,575.45 and 3,398.73 units outstanding at March 31, 2007 and December 31, 2006, respectively)	3,849,447	3,951,351
Limited Partners
Class A (53,457.79 and 46,628.21 units outstanding at March 31, 2007 and December 31, 2006, respectively)	57,554,491	54,209,869
Class B (328,532.03 and 316,983.72 units outstanding at March 31, 2007 and December 31, 2006, respectively)	310,397,878	324,091,775
Total partners’ capital	371,801,816	382,252,995

Total liabilities and partners’ capital	$383,039,963	$407,930,032

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments
March 31, 2007
(Unaudited)

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$1,455,119	0.4%	$79,893	**	$1,535,012	0.4%
Energy	1,323,947	0.4%	(430,958)	(0.1)%	892,989	0.2%
Grains	(350,860)	(0.1)%	14,400	**	(336,460)	(0.1)%
Interest rates	(1,009,666)	(0.3)%	(38)	**	(1,009,704)	(0.3)%
Meats	(186,155)	(0.1)%	(43,970)	**	(230,125)	(0.1)%
Metals	(42,835)	**	(34,700)	**	(77,535)	**
Soft commodities	527,810	0.1%	546,446	0.1%	1,074,256	0.3%
Stock indices	7,626	**	464,958	0.1%	472,584	0.1%
Total U.S. Futures Positions	1,724,986		596,031		2,321,017

Foreign Futures Positions:
Energy	454,430	0.1%	800	**	455,230	0.1%
Interest rates	(407,363)	(0.1)%	2,412,228	0.6%	2,004,865	0.5%
Metals	5,869,187	1.6%	(2,931,932)	(0.8)%	2,937,255	0.8%
Soft commodities	36,739	**	-	**	36,739	**
Stock indices	608,179	0.2%	(106,888)	**	501,291	0.1%
Total Foreign Futures Positions	6,561,172		(625,792)		5,935,380
Total Futures Contracts	$8,286,158	2.2%	$(29,761)	**	$8,256,397	2.2%
Forward Contracts *
Currencies	$3,446,201	0.9%	$(1,131,680)	(0.3)%	$2,314,521	0.6%

Total Futures and Forward Contracts	$11,732,359	3.1%	$(1,161,441)	(0.3)%	$10,570,918	2.8%

____________
*	No individual futures and forward contract position constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of partners’ capital.

Government-Sponsored Enterprises

Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$15,000,000	7/13/2007	Federal Home Loan Banks	$15,038,625	4.0%
10,000,000	10/26/2007	Federal Home Loan Banks	10,007,097	2.7%
10,000,000	1/24/2008	Federal Home Loan Banks	10,098,260	2.7%
10,000,000	1/30/2008	Federal Home Loan Banks	10,088,959	2.7%
5,430,000	1/30/2008	Federal Home Loan Banks	5,478,033	1.5%
10,000,000	2/7/2008	Federal Home Loan Banks	10,080,504	2.7%
2,575,000	2/8/2008	Federal Home Loan Banks	2,598,125	0.7%
10,000,000	2/25/2008	Federal Home Loan Banks	10,051,000	2.7%
10,000,000	3/12/2008	Federal Home Loan Banks	10,027,497	2.7%
	Total Government-Sponsored Enterprises		$83,468,099	22.4%

U.S. Government Securities: ***

Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$58,500,000	4/26/2007	U.S. Treasury bills (cost $58,273,525)	$58,289,595	15.7%
10,000,000	4/12/2007	U.S. Treasury bills (cost $9,958,756)	9,984,356	2.7%
	Total U.S. Government Securities		$68,273,951	18.4%
____________
***	Pledged as collateral for the trading of futures, forward and option contracts.

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments
December 31, 2006

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$285,813	0.1%	$1,356,316	0.4%	$1,642,129	0.4%
Energy	38,396	**	1,157,070	0.3%	1,195,466	0.3%
Grains	400,343	0.1%	(185,903)	**	214,440	0.1%
Interest rates	(964,432)	(0.3)%	395,138	0.1%	(569,294)	(0.1)%
Meats	68,710	**	(19,067)	**	49,643	**
Metals	(263,985)	(0.1)%	(86,113)	**	(350,098)	(0.1)%
Soft commodities	504,382	0.1%	308,492	0.1%	812,874	0.2%
Stock indices	(222,111)	(0.1)%	(168,750)	**	(390,861)	(0.1)%
Total U.S. Futures Positions	(152,844)		2,757,183		2,604,299

Foreign Futures Positions:
Energy	(2,760)	**	231,273	0.1%	228,513	0.1%
Interest rates	(1,379,466)	(0.4)%	3,201,922	0.8%	1,822,456	0.5%
Metals	2,113,854	0.6%	97,917	**	2,211,771	0.6%
Soft commodities	(10,541)	**	(4,739)	**	(15,280)	**
Stock indices	4,072,636	1.1%	(10,285)	**	4,062,351	1.1%
Total Foreign Futures Positions	4,793,723		3,516,088		8,309,811
Total Futures Contracts	$4,640,839	1.2%	$6,273,271	1.7%	$10,914,110	2.9%

Forward Contracts *
Currencies	$(1,041,784)	(0.3)%	$389,157	0.1%	$(652,627)	(0.2)%

Total Futures and Forward Contracts	$3,599,055	0.9%	$6,662,428	1.8%	$10,261,483	2.7%

____________
*	No individual futures and forward contract position constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of partners’ capital.

Commercial paper

Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$8,002,000	1/2/2007	Diageo Capital	$8,000,800	2.1%
7,500,000	1/4/2007	Time Warner Cable	7,496,656	2.0%
10,100,000	1/4/2007	Swedish Export Cred.	10,095,581	2.6%
5,000,000	1/8/2007	British Telecom	4,994,828	1.3%
5,000,000	1/8/2007	Prudential Fund	4,994,963	1.3%
10,000,000	1/8/2007	ATT Inc.	9,989,753	2.6%
7,000,000	1/10/2007	Kraft Foods Inc.	6,990,655	1.8%
7,500,000	1/10/2007	Virginia Pwr. & Elec.	7,489,988	2.0%
5,000,000	1/11/2007	Michigan Con Gas	4,992,500	1.3%
10,000,000	1/16/2007	Korea Dev Bank	9,978,021	2.6%
8,372,000	1/16/2007	MetLife Funding	8,353,756	2.2%
3,084,000	1/19/2007	DTE Energy Corp	3,075,689	0.8%
8,874,000	1/19/2007	Hewlett-Packard	8,850,706	2.3%
4,000,000	1/25/2007	Southwestern Public	3,985,627	1.0%
6,547,000	1/26/2007	South Carolina Fuel	6,523,518	1.7%
7,500,000	1/26/2007	Cadburry Schweppe	7,472,031	2.0%
10,000,000	2/2/2007	Bell South Corp	9,953,600	2.6%
1,400,000	2/9/2007	General Elec Cr	1,392,022	0.4%
7,500,000	2/13/2007	United Healthcare	7,452,252	1.9%
7,000,000	2/14/2007	Duke Energy Corp	6,954,655	1.8%
	Total Commercial paper		$139,037,601	36.3%

Government-Sponsored Enterprises

Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$10,000,000	1/3/2007	Fed Home Disc Note	$9,997,167	2.6%
10,000,000	1/17/2007	Fed Home Disc Note	9,977,044	2.6%
10,000,000	1/19/2007	Fed Home Disc Note	9,974,650	2.6%
10,000,000	1/24/2007	Fed Home Disc Note	9,967,352	2.6%
10,000,000	1/29/2007	Farm Credit Disc Note	9,960,411	2.6%
13,000,000	2/16/2007	Farm Credit Disc Note	12,914,702	3.4%
10,000,000	5/1/2007	Farm Credit Disc Note	9,832,333	2.6%
10,000,000	5/3/2007	Fed Home Loan Floatr	10,039,356	2.6%
15,000,000	7/13/2007	Fed Home Loan Floatr	15,038,325	3.9%
10,000,000	10/26/2007	Fed Home Loan Floatr	10,007,125	2.6%
	Total Government-Sponsored Enterprises		$107,708,465	28.1%

U.S. Government Securities: ***

Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$58,500,000	1/25/2007	U.S. Treasury bills	$58,311,094	15.3%
	Total U.S. Government Securities (cost $58,289,761)		$58,311,094
____________
***	Pledged as collateral for the trading of futures, forward and option contracts.

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership

Statements of Operations

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Income
Trading gains (losses)
Realized	$(27,267,902)	$949,696
Change in unrealized	309,435	15,446,973

Net gains (losses) from trading	(26,958,467)	16,396,669

Interest income	4,825,130	2,950,986

Total income (loss)	(22,133,337)	19,347,655

Expenses
Brokerage commission	7,779,011	6,087,330
Incentive fees	—	814,614
Operating expenses	245,360	192,157

Total expenses	8,024,371	7,094,101

Net income (loss)	$(30,157,708)	$12,253,554

Net Income (Loss) per unit (based on weighted average number of units outstanding during the period):
General Partner & Class A Unit Limited Partner	$(85.38)	$44.87
Class B Unit Limited Partner	$(76.10)	$38.66

Increase (decrease) in net asset value per unit from operations for the period:
General Partner & Class A Unit Limited Partner	$(85.97)	$44.31
Class B Unit Limited Partner	$(77.62)	$37.16

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)
(Unaudited)

			Limited Partners		Limited Partners
	General Partner		Class A		Class B
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Three Months Ended March 31, 2007
Partners’ capital, December 31, 2006	3,398.73	$3,951,351	46,628.21	$54,209,869	316,983.72	$324,091,775	$382,252,995
Contributions	176.72	205,000	8,460.16	9,848,523	19,565.92	19,857,523	29,911,046
Redemptions	—	—	(1,630.58)	(1,820,982)	(8,017.61)	(7,859,129)	(9,680,111)
Offering Costs	—	—	—	(32,230)	—	(492,176)	(524,406)
Net Income (loss)	—	(306,904)	—	(4,650,689)	—	(25,200,115)	(30,157,708)
Partners’ capital, March 31, 2007	3,575.45	$3,849,447	53,457.79	$57,554,491	328,532.03	$310,397,878	$371,801,816

Three Months Ended March 31, 2006
Partners’ capital, December 31, 2005	2,839.96	$3,026,173	48,216.06	$51,377,474	249,391.39	$235,494,172	$289,897,819
Contributions	27.83	30,000	482.94	522,993	22,061.05	21,042,641	21,595,634
Redemptions	—	—	(4,630.68)	(5,055,753)	(14,513.94)	(14,021,812)	(19,077,565)
Offering Costs	—	—	—	(27,420)	—	(378,917)	(406,337)
Net Income (loss)	—	126,726	—	2,093,183	—	10,033,645	12,253,554
Partners’ capital, March 31, 2006	2,867.79	$3,182,899	44,068.32	$48,910,477	256,938.50	$252,169,729	$304,263,105

Net asset value per unit at January 1, 2007				$1,162.60		$1,022.42
Net asset value per unit at March 31, 2007				$1,076.63		$944.80

Net asset value per unit at January 1, 2006				$1,065.57		$944.28
Net asset value per unit at March 31, 2006				$1,109.88		$981.44

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

Presentation of financial information: The financial statements include the accounts of Grant Park Futures Fund Limited Partnership and were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations. In our opinion, the accompanying interim, unaudited, financial statements contain all adjustments (consisting of normal recurring accruals) necessary and adequate disclosures to present fairly the financial position as of March 31, 2007 and the results of operations for the three months ended March 31, 2007 and 2006.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2006 Form 10K as filed with the Securities and Exchange Commission.

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

Cash and cash equivalents: Cash and cash equivalents include cash, certificate of deposits, and short-term investments in interest-bearing demand deposits with banks and cash managers with original maturities of three months or less. The Partnership maintains deposits with high quality financial institutions in amounts that are in excess of federally insured limits; however, the Partnership does not believe it is exposed to any significant credit risk.

Revenue recognition: Futures, options on futures, and forward contracts are recorded on the trade date basis and realized gains or losses are recognized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the Statement of Financial Condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the Financial Accounting Standards Board Interpretation No. 39 — “Offsetting of Amounts Related to Certain Contracts.” Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market. Government-sponsored enterprises and commercial paper are stated at cost plus accrued interest, which approximates fair value.

Redemptions payable: Pursuant to the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), redemptions approved by the General Partner prior to month end with a fixed effective date and fixed amount are recorded as redemptions payable as of month end.

Income taxes: No provision for income taxes has been made in these financial statements as each partner is individually responsible for reporting income or loss based on its respective share of the Partnership’s income and expenses as reported for income tax purposes.

Organization and offering costs: All expenses incurred in connection with the organization and the initial and ongoing public offering of partnership interests are paid by the “General Partner” and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. Class A units bear organization and offering expenses at an annual rate of 20 basis points (0.20 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets. Class B units incur these expenses at an annual rate of 60 basis points (0.60 percent) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted assets. “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses are charged against partners’ capital at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At March 31, 2007, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Recently adopted accounting pronouncements: In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 became effective for the Partnership in 2007 and did not have an effect on the Partnership’s financial statements.

On July 13, 2006, the FASB released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The adoption of FIN 48 was effective for the Partnership on January 1, 2007, and did not impact our financial position or results of operations.

Recent accounting pronouncements: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Partnership on January 1, 2008. Management is currently evaluating the provisions of SFAS 157 and its potential effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for the Partnership on January 1, 2008. Management is currently evaluating the provisions of SFAS 159 and its potential effects on its financial statements.

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

The Partnership pays the General Partner a monthly brokerage commission equal to one twelfth of 7.55 percent (7.55 percent annualized) of month-end net assets for Class A units and one twelfth of 8.00 percent (8.00 percent annualized) of month-end net assets for Class B units. Included in the brokerage commission are amounts paid to the clearing brokers for execution and clearing costs, management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered.

Note 5. Operating Expenses

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The operating expenses of the Partnership are limited to 0.25 percent per year of the average month-end net assets of the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference will be reimbursed pro rata to record-holders as of December 31 of each year.

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

	Three Months Ended March 31,
	2007	2006
	(Unaudited)

Total return - A Units	(7.39)%	4.16%
Total return - B Units	(7.59)%	3.94%
Ratios as a percentage of average net assets:
Interest income *	5.00%	3.98%
Expenses *	8.32%	9.57%
Expenses, net of interest income *	3.32%	5.59%
____________
*Annualized

The interest income and expense ratios above are computed based upon the weighted average net assets of the Partnership for the three months ended March 31, 2007 and 2006 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three months ended March 31, 2007 and 2006.

Class A Units	Three Months Ended March 31,
	2007	2006
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,162.60	$1,065.57
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	(76.89)	58.85
Expenses net of interest income (1)	(8.49)	(13.98)
Total income (loss) from operations	(85.38)	44.87
Organization and offering costs (1)	(0.59)	(0.56)
Net asset value per unit at end of period	$1,076.63	$1,109.88

Class B Units	Three Months Ended March 31,
	2007	2006
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,022.42	$944.28
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	(67.67)	52.32
Expenses net of interest income (1)	(8.43)	(13.66)
Total income (loss) from operations	(76.10)	38.66
Organization and offering costs (1)	(1.52)	(1.50)
Net asset value per unit at end of period	$944.80	$981.44
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

Note 8. Trading Activities and Related Risks

The Partnership, through its Advisors, engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, and forward contracts (collectively, derivatives). These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy. The Partnership is exposed to both market risk, the risk arising from changes in the fair value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

Net trading results from derivatives for the three months ended March 31, 2007 and 2006, are reflected in the statements of operations. Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contract, and forward contracts.

For derivatives, risks arise from changes in the fair value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid.

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

The unrealized gain(loss) on open futures and forward contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Contracts (non-exchange-traded)		Total
	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
Gross unrealized gains	$17,062,140	$20,243,989	$5,492,960	$5,208,155	$22,555,100	$25,452,144
Gross unrealized (losses)	(8,805,743)	(9,329,879)	(3,178,439)	(5,860,782)	(11,984,182)	(15,190,661)
Net unrealized gain (loss)	$8,256,397	$10,914,110	$2,314,521	$(652,627)	$10,570,918	$10,261,483

The General Partner has established procedures to actively monitor and minimize market and credit risks. The limited partners bear the risk of loss only to the extent of the fair value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

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

Note 10. Subsequent Event

From April 1, 2007 to May 1, 2007, there were aggregate contributions to and redemptions from the Partnership totaling approximately $8,992,000 and $7,622,000, respectively.

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

Grant Park invests through independent professional commodity trading advisors retained by the general partner. Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Company, or ETC, Graham Capital Management, L.P., Winton Capital Management Limited, Saxon Investment Corporation and Welton Investment Corporation serve as Grant Park’s commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of March 31, 2007, the general partner allocated Grant Park’s net assets among the trading advisors as follows: 17% to Rabar, 21% to EMC, 5% to ETC, 9% to Graham, 21% to Winton, 8% to Saxon and 19% to Welton. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

Critical Accounting Policies

Grant Park’s most significant accounting policy is the valuation of its assets invested in U.S. and international futures and forward contracts, options contracts and other interests in commodities. The majority of the investments are exchange-traded contracts, valued based upon exchange settlement prices. The remainder of its investments are non-exchange-traded contracts with valuation of those investments based on third-party quoted dealer values on the Interbank market. With the valuation of the investments easily obtained, there is little or no judgment or uncertainty involved in the valuation of investments, and accordingly, it is unlikely that materially different amounts would be reported under different conditions using different but reasonably plausible assumptions. Grant Park’s significant accounting policies are described in detail in Note 1 of the Financial Statements.

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

Results of Operations

Grant Park’s net return, which consists of Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the quarter ended March 31, 2007 was approximately (7.4)% for the Class A units and (7.6)% for the Class B units. The net asset value at March 31, 2007 was approximately $371.8 million, at December 31, 2006 was approximately $382.3 million and at March 31, 2006 was approximately $304.3 million.

The table below sets forth Grant Park’s trading gains or losses by sector for the three month periods ended March 31, 2007 and 2006.

	% Gain (Loss)
	Three Months Ended March 31,
Sector	2007	2006
Interest Rates	(1.7)%	1.0%
Currencies	(2.0)	(1.6)
Stock Indices	(2.4)	3.1
Energy	0.4	(0.8)
Agriculturals	(0.7)	(1.4)
Metals	0.2	3.7
Softs	(0.4)	1.2
Meats	(0.1)	0.3
Miscellaneous	0.0	0.0
Total	(6.7)%	5.5%

Three months ended March 31, 2007 compared to three months ended March 31, 2006

For the three months ended March 31, 2007, Grant Park had a negative return of approximately 7.4% for the Class A units and 7.6% for the Class B units. On a combined unit basis prior to expenses, approximately 6.7% resulted from trading losses which were offset by 1.2% of interest income. The trading losses were further increased by approximately 2.1% in brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2006, Grant Park had a positive return of approximately 4.2% for the Class A units and 3.9% for the Class B units. On a combined unit basis prior to expenses, approximately 5.5% resulted from trading gains and approximately 1.0% was due to interest income. These gains were offset by approximately 2.5% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three months ended March 31, 2007

Grant Park ended the first quarter of 2007 with a net loss of 7.39% in the Class A units and down 7.59% in the Class B units. The single biggest contributor to the negative performance of Grant Park over the period was the collapse of global equity markets that occurred in late February and continued into early March. The sell-off in the equity markets also had a material affect on Grant Park’s positions in the interest rate sector. Positions in the soft/agricultural sector were also a major contributor to losses.

International equity indices were the largest source of losses for Grant Park during the first quarter of the year. Speculation that the Bank of China would raise reserve requirements led to a massive liquidation of Chinese stocks at the end of February, resulting in lower prices for global stock indices. The sell-off filtered into the European and U.S. equity markets. Losses were exacerbated as a period of choppy, directionless trading followed the initial sell off, resulting in additional losses as short to medium-term market signals into the month of March failed to identify any profitable trends.

Grant Park sustained further losses as the unexpected weakness in global share prices caused a flurry of buying in global fixed income markets. Investors seeking protection from the volatility of equities drove prices for interest rate instruments higher, leading to losses from short positions in the U.S., Europe and Pacific Rim financial markets. The dramatic up side move in prices forced Grant Park’s trading advisors to reverse short positions in the sector.

Positions in the soft/agricultural commodities were a contributing factor to Grant Park’s disappointing first-quarter performance, particularly in the grain markets. Corn prices, which had posted all time highs above the $4 level, plunged near the end of March. The sell-off was sparked in part by reports that North American farmers would dedicate additional acreage to corn production because of the perceived high demand for corn-based ethanol products. The decline in prices caused Grant Park to pare back long positions considerably.

Key trading developments for Grant Park during the first three months of 2007 include the following:

Grant Park recorded gains for the month of January. Class A units were up 1.25% and Class B units were up 1.18%. Positions in the interest rate sector recorded the largest gains for the month, particularly in the foreign markets. Short positions in the British short sterling and long gilt contracts reported gains after an unexpected rate hike by the Bank of England resulted in lower prices for interest rate instruments. Short positions in the domestic market were also profitable after prices for Eurodollars fell in response to data that suggested some inflationary risk for the U.S. economy. Prices for crude oil sank to 18-month lows, resulting in gains for short positions in the energy sector. Comments by the Saudi ambassador to the U.S. indicating that oil prices could go lower forced a sell off in crude as investors speculated that OPEC might not push for further production cuts. The U.S. Department of Energy reported an unexpected rise in gasoline inventories, resulting in gains for short positions in unleaded gasoline. Positions in the stock indices reported gains as lower energy prices boosted global share markets. Long positions in the German DAX and S&P Composite Index registered the largest gains. Long positions in nickel resulted in gains as the threat of a strike at a Canadian mine kept prices for the raw material at higher levels; short positions in copper also gained ground as prices fell in response to a downturn in the U.S. housing market. Long positions in the currency sector sustained losses as the New Zealand and Australian dollars depreciated against the U.S. dollar, mainly due to weakness in the majority of base metal markets. Lastly, losses were incurred from long positions in the soft/agricultural commodities markets where prices for corn fell after weakness in the energy markets led to the perception of lessening demand for ethanol distillates; an upward revision in U.S. beef production resulted in losses for long positions in the livestock markets.

Grant Park sustained losses for the month of February. Class A units were down 4.18% while Class B units were down 4.25%. Long positions in the stock indices sustained substantial losses as a result of the plunge in global share prices near the end of the month. Chinese stock prices fell more than 8% in a single session as investors became concerned that the Chinese government might introduce new regulations designed to discourage illegal share offerings and investments using borrowed money. The weakness spilled over into Europe and the United States as program trading on behalf of institutional investors resulted in massive liquidation of stocks. Short positions in the interest rate sector incurred losses as falling share prices caused investors to reallocate assets to fixed income instruments. Additionally, prices along every part of the yield curve rallied in response to weaker than expected data on US durable goods and new home sales. Positions in Eurodollars and LIFFE Euribor experienced the largest setbacks. The currency sector reported negative performance after the Bank of Japan raised short-term rates, resulting in losses to short positions in the Japanese yen; the yen was also higher as the result of investors unwinding “carry” trades in which they initially sold the yen to buy currencies from economies offering a better rate of return. Short positions in the energy sector incurred losses as a combination of cold weather and renewed concerns over Iran’s nuclear ambitions resulted in higher prices for crude oil and related products. Long positions in the base metals resulted in gains, particularly in the nickel market where increased demand from steel mills combined with supply concerns resulted in a 14% price increase during the month. Lastly, long positions in the soybean complex recorded gains after prices there rallied on strong demand for US exports, especially from China. Prices were also higher on speculation that farmers would dedicate less acreage to soybean production and more to corn as a result of the growing demand for ethanol. Live cattle prices were also higher, benefiting long positions.

Grant Park recorded losses for the month of March. Class A units were down 4.55% and Class B units were down 4.62%. Positions in the global stock indices reported losses as equity markets continued to trade lower in the wake of the massive stock liquidation at the end of February. Concerns over the tense situation between the West and Iran, rising energy prices and a slowing U.S. housing market all contributed to lower share prices. Reports from the U.S. Department of Agriculture indicating that U.S. farmers planned on increasing corn crop acreage by 15% in 2007 resulted in losses for long positions in corn. Prices in the soybean complex also fell during the month, resulting in net losses for the soft/agricultural commodity sector. Short positions in the Eurodollar market experienced setbacks as prices for interest rate instruments rallied in response to a lower-than-expected reading on U.S. fourth-quarter GDP, a plunge in new home sales and a contraction in U.S. manufacturing. Indications that the U.S. Federal Reserve Bank might drop its tightening bias on short-term interest rates also pushed prices higher. Falling equity markets continued to have a negative effect on precious metals prices, sending gold to lower levels as investors liquidated positions in order to offset losses from equity positions. Concerns over slow U.S. economic growth also contributed to lower prices. Positions in the currency sector registered losses after the U.S. dollar traded higher relative to its major counterparts. A lower-than-anticipated release of the February unemployment rate helped push the dollar higher, resulting in losses to long positions in the Canadian dollar. Positions in the cross rates also lost ground as the euro depreciated against the Japanese yen. Lastly, long positions in the energy sector reported gains as prices for unleaded gasoline rallied in response to strong U.S. demand and reports of shrinking inventories. Unleaded gas prices were up a little more than 9% for the month.

Three months ended March 31, 2006

Grant Park ended the first quarter of 2006 up 4.16% in the Class A units and 3.94% in the Class B units. There were two overriding themes that drove Grant Park’s performance during the first quarter: strong equity markets across most international indices and choppy metals and financial markets that seem to have picked up directional momentum at quarter’s end.

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

Contributions to losses in Grant Park were the energy and currency sectors. Both of these sectors continued to whip saw back and forth looking for directional momentum. Consequently, positions in these markets have been small relative to the other markets.

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

Market movements result in frequent changes in the fair value of Grant Park’s open positions and, consequently, in its earnings and cash flow. Grant Park’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the fair value of financial instruments and contracts, market prices for base and precious metals, energy complexes and other commodities, the diversification effects among Grant Park’s open positions and the liquidity of the markets in which it trades.

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

Value At Risk By Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of March 31, 2007 and December 31, 2006 and the trading gains/losses by market category for the three months ended March 31, 2007 and the year ended December 31, 2006. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of March 31, 2007, Grant Park’s net asset value was approximately $371.8 million. As of December 31, 2006, Grant Park’s net asset value was approximately $382.3 million.

March 31, 2007

Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Currencies	$10,001,012	2.7%	(2.0)%
Interest Rates	9,476,102	2.6	(1.7)
Stock Indices	7,136,069	1.9	(2.4)
Metals	3,492,002	0.9	0.2
Energy	2,608,165	0.7	0.4
Softs	1,513,242	0.4	(0.4)
Agriculturals	1,421,350	0.4	(0.7)
Meats	482,939	0.1	(0.1)
Total	$36,130,881	9.7%	(6.7)%

December 31, 2006

Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Stock Indices	$17,109,345	4.5%	6.9%
Interest Rates	14,150,512	3.7	(1.0)
Currencies	9,008,040	2.3	0.8
Metals	6,002,732	1.6	10.8
Energy	2,682,000	0.7	(1.7)
Softs	1,423,613	0.4	0.3
Agriculturals	802,822	0.2	(2.1)
Meats	462,775	0.1	(0.3)
Total	$51,641,839	13.5%	13.7%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of March 31, 2007, by market sector.

Currencies

Exchange rate risk is a significant market exposure of Grant Park. Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future. As of March 31, 2007, Grant Park was positioned to benefit from the effects of a weakening dollar against most major and minor currencies. The exceptions to this were long positions versus the U.S. dollar in the Japanese yen, the South African rand and the Norwegian krona.

Interest Rates

Interest rate risk is the principal market exposure of Grant Park. Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability. Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries. However, Grant Park also takes futures positions on the government debt of smaller nations, such as Australia. The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future. As of March 31, 2007, Grant Park’s interest rate exposure was predominantly short the long end of the yield curve around the globe with the exception of Japan and the U.S. where Grant Park is long. The short end of the curve is mixed with longs in the U.S. and Japan while short the rest of the world.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, and Australia. The stock index futures contracts currently traded by Grant Park are generally limited to futures on broadly based indices, although Grant Park may trade narrow-based stock index futures contracts in the future. As of March 31, 2007, Grant Park’s primary exposures were in the Paris CAC-40 (long) and Euro Stoxx (long). The majority of Grant Park’s stock positions were liquidated in the early March global equity route. Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices. Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. As of March 31, 2007, minor long positions in gold and silver accounted for Grant Park’s metal exposure in the precious metals while a minor long position in aluminum represented Grant Park’s exposure in the base metals.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia and Venezuela. As of March 31, 2007, the energy market exposure of Grant Park consisted of minor long positions in crude oil, crude products and natural gas. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Agricultural / Softs

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, soybean oil, soybeans, corn, orange juice and live cattle accounted for Grant Park’s long commodity exposure while cotton and coffee accounted for Grant Park’s short positions as of March 31, 2007.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of March 31, 2007.

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

There was no change in Grant Park's internal control over financial reporting in the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, Grant Park's internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Form 10-K for its fiscal year ended December 31, 2006, in response to Item 1A to Part 1 of Form 10-K.

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

Class A Limited Partnership Units and Class B Limited Partnership Units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. The close of business on July 31, 2003 marked the initial closing date of the public offering. The lead selling agents for the offering are UBS Financial Services Inc., A.G. Edwards & Sons, Inc. and Oppenheimer & Co. Inc. As of the close of business on January 1, 2007, the Class A Limited Partnership Units were offered at $1,162.60 with 5,310.52 units being sold, and the Class B Limited Partnership Units were offered at $1,022.42 with 10,167.41 units being sold. As of the close of business on February 1, 2007, the Class A Limited Partnership Units were offered at $1,177.17 with 2,591.31 units being sold, and the Class B Limited Partnership Units were offered at $1,034.50 with 3,469.61 units being sold. As of the close of business on March 1, 2007, the Class A Limited Partnership Units were offered at $1,127.95 with 735.05 units being sold, and the Class B Limited Partnership Units were offered at $990.54 with 5,928.90 units being sold. Expenses incurred in connection with the organization and offering of the units, which are paid by the general partner and then reimbursed by Grant Park on a monthly basis (with such reimbursement limited to 0.2% annually of the net asset value of the Class A Units and through August 31, 2005, 0.9% annually, and effective September 1, 2005, 0.6% annually of the Class B Units) amounted to a total of approximately $318,631 for the three months ended March 31, 2007. The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Issuer Purchases of Equity Securities

(e) The following table provides information regarding the total Class A and Class B units redeemed by Grant Park during the three months ended March 31, 2007.

	(a)	(b)	(a)	(b)	(c)	(d)
Period	Total Number of Class A Units Redeemed	Average Price Paid per Unit	Total Number of Class B Units Redeemed	Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/Program(1)
01/01/07 through 01/31/07	191.52	$1,177.17	2,019.56	$1,034.50	2,211.08	(2)
02/01/07 through 02/28/07	900.02	$1,127.95	2,250.39	$990.54	3,150.41	(2)
03/01/07 through 03/31/07	539.04	$1,076.63	3,747.66	$944.80	4,286.70	(2)
Total	1,630.58	$1,127.25	8,017.61	$989.95	9,648.19	(2)
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

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
Date: May 15, 2007	By:	Dearborn Capital Management, L.L.C. its general partner
	By:	/s/ David M. Kavanagh
David M. Kavanagh
President (principal executive officer)

By:	/s/ Maureen O'Rourke
Maueen O'Rourke
Chief Financial Officer (principal financial and accounting officer)