Form 10-Q
period 2007-06-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2007-08-14
CIK 845698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  June 30, 2007

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

QUARTER ENDED June 30, 2007

INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Statements of Financial Condition

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets

Equity in brokers’ trading accounts:
U.S. Government securities, at fair value	$29,909,650	$58,311,094
Cash	25,879,149	17,592,985
Unrealized gain on open contracts, net	12,148,129	10,261,483
Deposits with brokers	67,936,928	86,165,562

Cash and cash equivalents	176,928,200	73,545,515
Commercial paper (cost, plus accrued interest June 30, 2007 - $24,589,582, December 31, 2006 - $139,037,601)	24,589,582	139,037,601
Government-sponsored enterprises (cost, plus accrued interest June 30, 2007 - $78,716,233, December 31, 2006 - $107,708,465 )	78,716,233	107,708,465
Investment in Dearborn Select Master Fund, SPC	90,696,030	—
Interest receivable	1,213,782	772,889
Receivable from General Partner	—	700,000

Total assets	$440,080,755	$407,930,032

Liabilities and Partners’ Capital

Liabilities
Brokerage commission payable	$2,561,566	$2,447,051
Accrued incentive fees	2,589,125	1,214,938
Organization and offering costs payable	191,932	174,853
Accrued operating expenses	89,555	81,103
Pending partner additions	9,961,867	16,569,404
Redemptions payable	6,136,632	5,189,688
Total liabilities	21,530,677	25,677,037

Partners’ Capital
General Partner (3,584.73 and 3,398.73 units outstanding at June 30, 2007 and December 31, 2006, respectively)	4,424,717	3,951,351
Limited Partners
Class A (50,828.71 and 46,628.21 units outstanding at June 30, 2007 and December 31, 2006, respectively)	62,738,987	54,209,869
Class B (325,098.49 and 316,983.72 units outstanding at June 30, 2007 and December 31, 2006, respectively)	351,386,374	324,091,775
Total partners’ capital	418,550,078	382,252,995

Total liabilities and partners’ capital	$440,080,755	$407,930,032

The accompanying notes are an integral part of these financial statements.

INDEX

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments
June 30, 2007
(Unaudited)

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$3,251,653	0.8%	$(489,049)	(0.1)%	$2,762,604	0.7%
Energy	709,106	0.2%	1,837,434	0.4%	2,546,540	0.6%
Grains	812,484	0.2%	(2,884)	**	809,600	0.2%
Interest rates	22,340	**	(564,167)	(0.1)%	(541,827)	(0.1)%
Meats	(89,455)	**	(9,910)	**	(99,365)	**
Metals	48,913	**	314,710	0.1%	363,623	0.1%
Soft commodities	503,795	0.1%	(116,390)	**	387,405	0.1%
Stock indices	(208,562)	**	492,843	0.1%	284,281	0.1%
Total U.S. Futures Positions	5,050,274		1,462,587		6,512,861
Foreign Futures Positions:
Energy	87,917	**	(260,800)	(0.1)%	(172,883)	**
Interest rates	14,970	**	2,713,810	0.6%	2,728,780	0.7%
Metals	(4,079,161)	(1.0)%	2,178,691	0.5%	(1,900,470)	(0.5)%
Soft commodities	41,744	**	–	**	41,744	**
Stock indices	1,123,269	0.3%	(2,223)	**	1,121,046	0.3%
Total Foreign Futures Positions	(2,811,261)		4,629,478		1,818,217

Total Futures Contracts	$2,239,013	0.5%	$6,092,065	1.5%	$8,331,078	2.0%
Forward Contracts *
Currencies	$6,461,545	1.6%	$(2,644,494)	(0.7)%	$3,817,051	0.9%

Total Futures and Forward Contracts	$8,700,558	2.1%	$3,477,571	0.8%	$12,148,129	2.9%

_____________________________
*	No individual futures and forward contract position constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of partners’ capital.

Commercial Paper

Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$10,000,000	10/19/2007	Zions Banc Corporation	$9,838,667	2.3%
5,000,000	10/23/2007	Prudential Funding LLC	4,917,667	1.2%
5,000,000	10/24/2007	General Electric Cap Corp	4,916,865	1.2%
5,000,000	10/25/2007	Toyota Motor Credit Corp	4,916,383	1.2%
	Total Commercial Paper		$24,589,582	5.9%

INDEX

Government-Sponsored Enterprises

Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$10,000,000	10/26/2007	Federal Home Loan Banks	$10,007,139	2.4%
10,000,000	1/24/2008	Federal Home Loan Banks	10,094,625	2.4%
10,000,000	1/30/2008	Federal Home Loan Banks	10,220,208	2.5%
5,430,000	1/30/2008	Federal Home Loan Banks	5,549,302	1.3%
10,000,000	2/7/2008	Federal Home Loan Banks	10,078,965	2.4%
2,575,000	2/8/2008	Federal Home Loan Banks	2,632,244	0.6%
10,000,000	3/12/2008	Federal Home Loan Banks	10,027,761	2.4%
10,000,000	5/9/2008	Farmer Mac	10,076,267	2.4%
10,000,000	6/11/2008	Federal Home Loan Banks	10,029,722	2.4%
	Total Government-Sponsored Enterprises		$78,716,233	18.8%

U.S. Government Securities: ***

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$30,000,000	7/26/2007	U.S. Treasury bills (cost $29,904,100)	29,909,650	7.1%
	Total U.S. Government Securities		$29,909,650

***	Pledged as collateral for the trading of futures, forward and option contracts.

The accompanying notes are an integral part of these financial statements.

INDEX

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments
December 31, 2006

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$285,813	0.1%	$1,356,316	0.4%	$1,642,129	0.4%
Energy	38,396	**	1,157,070	0.3%	1,195,466	0.3%
Grains	400,343	0.1%	(185,903)	**	214,440	0.1%
Interest rates	(964,432)	(0.3)%	395,138	0.1%	(569,294)	(0.1)%
Meats	68,710	**	(19,067)	**	49,643	**
Metals	(263,985)	(0.1)%	(86,113)	**	(350,098)	(0.1)%
Soft commodities	504,382	0.1%	308,492	0.1%	812,874	0.2%
Stock indices	(222,111)	(0.1)%	(168,750)	**	(390,861)	(0.1)%
Total U.S. Futures Positions	(152,844)		2,757,183		2,604,299
Foreign Futures Positions:
Energy	(2,760)	**	231,273	0.1%	228,513	0.1%
Interest rates	(1,379,466)	(0.4)%	3,201,922	0.8%	1,822,456	0.5%
Metals	2,113,854	0.6%	97,917	**	2,211,771	0.6%
Soft commodities	(10,541)	**	(4,739)	**	(15,280)	**
Stock indices	4,072,636	1.1%	(10,285)	**	4,062,351	1.1%
Total Foreign Futures Positions	4,793,723		3,516,088		8,309,811

Total Futures Contracts	$4,640,839	1.2%	$6,273,271	1.7%	$10,914,110	2.9%
Forward Contracts *
Currencies	$(1,041,784)	(0.3)%	$389,157	0.1%	$(652,627)	(0.2)%

Total Futures and Forward Contracts	$3,599,055	0.9%	$6,662,428	1.8%	$10,261,483	2.7%

*	No individual futures and forward contract position constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of partners’ capital.

Commercial paper

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$8,002,000	1/2/2007	Diageo Capital	$8,000,800	2.1%
7,500,000	1/4/2007	Time Warner Cable	7,496,656	2.0%
10,100,000	1/4/2007	Swedish Export Cred.	10,095,581	2.6%
5,000,000	1/8/2007	British Telecom	4,994,828	1.3%
5,000,000	1/8/2007	Prudential Fund	4,994,963	1.3%
10,000,000	1/8/2007	ATT Inc.	9,989,753	2.6%
7,000,000	1/10/2007	Kraft Foods Inc.	6,990,655	1.8%
7,500,000	1/10/2007	Virginia Pwr. & Elec.	7,489,988	2.0%
5,000,000	1/11/2007	Michigan Con Gas	4,992,500	1.3%
10,000,000	1/16/2007	Korea Dev Bank	9,978,021	2.6%
8,372,000	1/16/2007	MetLife Funding	8,353,756	2.2%
3,084,000	1/19/2007	DTE Energy Corp	3,075,689	0.8%
8,874,000	1/19/2007	Hewlett-Packard	8,850,706	2.3%
4,000,000	1/25/2007	Southwestern Public	3,985,627	1.0%
6,547,000	1/26/2007	South Carolina Fuel	6,523,518	1.7%
7,500,000	1/26/2007	Cadburry Schweppe	7,472,031	2.0%
10,000,000	2/2/2007	Bell South Corp	9,953,600	2.6%
1,400,000	2/9/2007	General Elec Cr	1,392,022	0.4%
7,500,000	2/13/2007	United Healthcare	7,452,252	1.9%
7,000,000	2/14/2007	Duke Energy Corp	6,954,655	1.8%
	Total Commercial paper		$139,037,601	36.3%

INDEX

Government-Sponsored Enterprises
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$10,000,000	1/3/2007	Fed Home Disc Note	$9,997,167	2.6%
10,000,000	1/17/2007	Fed Home Disc Note	9,977,044	2.6%
10,000,000	1/19/2007	Fed Home Disc Note	9,974,650	2.6%
10,000,000	1/24/2007	Fed Home Disc Note	9,967,352	2.6%
10,000,000	1/29/2007	Farm Credit Disc Note	9,960,411	2.6%
13,000,000	2/16/2007	Farm Credit Disc Note	12,914,702	3.4%
10,000,000	5/1/2007	Farm Credit Disc Note	9,832,333	2.6%
10,000,000	5/3/2007	Fed Home Loan Floatr	10,039,356	2.6%
15,000,000	7/13/2007	Fed Home Loan Floatr	15,038,325	3.9%
10,000,000	10/26/2007	Fed Home Loan Floatr	10,007,125	2.6%
	Total Government-Sponsored Enterprises		$107,708,465	28.1%

U.S. Government Securities: ***

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$58,500,000	1/25/2007	U.S. Treasury bills	$58,311,094	15.3%
	Total U.S. Government Securities (cost $58,289,761)		$58,311,094

***	Pledged as collateral for the trading of futures, forward and option contracts.

The accompanying notes are an integral part of these financial statements.

INDEX

Grant Park Futures Fund Limited Partnership

Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Income from operations
Trading gains (losses)
Realized	$58,189,531	$33,950,130	$30,921,629	$34,899,827
Change in unrealized	1,577,211	(12,873,391)	1,886,646	2,573,582

Net gains from trading	59,766,742	21,076,739	32,808,275	37,473,409

Interest income	4,572,507	3,903,420	9,397,637	6,854,406

Total income	64,339,249	24,980,159	42,205,912	44,327,815

Expenses from operations
Brokerage commission	7,940,508	6,803,004	15,719,519	12,890,335
Incentive fees	3,109,065	1,542,580	3,109,065	2,357,194
Operating expenses	258,835	214,623	504,195	406,780

Total expenses	11,308,408	8,560,207	19,332,779	15,654,309

Net income from operations	$53,030,841	$16,419,952	$22,873,133	$28,673,506

Income allocated from Dearborn Select Master Fund, SPC
Trading gains (losses)
Realized	$(340,056)	$—	$(340,056)	$—
Change in unrealized	2,143,428	—	2,143,428	—

Net gains from trading	1,803,372	—	1,803,372	—

Interest income	357,580	—	357,580	—

Total income	2,160,952	—	2,160,952	—

Expenses allocated from Dearborn Select Master Fund, SPC
Brokerage commission	266,403	—	266,403	—
Incentive fees	410,106	—	410,106	—

Total expenses	676,509	—	676,509	—

Net income from allocated from Dearborn Select Master Fund, SPC	$1,484,443	$—	$1,484,443	$—

Net income	$54,515,284	$16,419,952	$24,357,576	$28,673,506

Net income per unit (based on weighted average number of units outstanding during the period):
General Partner & Class A Unit Limited Partner	$158.30	$61.49	$72.92	$106.36
Class B Unit Limited Partner	$137.65	$53.25	$61.55	$91.92

Increase in net asset value per unit from operations for the period:
General Partner & Class A Unit Limited Partner	$157.69	$60.88	$71.72	$105.19
Class B Unit Limited Partner	$136.06	$51.62	$58.44	$88.78

The accompanying notes are an integral part of these financial statements.

INDEX

Grant Park Futures Fund Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)
(Unaudited)

			Limited Partners		Limited Partners
	General Partner		Class A		Class B
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Six Months Ended June 30, 2007
Partners’ capital, December 31, 2006	3,398.73	$3,951,351	46,628.21	$54,209,869	316,983.72	$324,091,775	$382,252,995
Contributions	176.72	205,000	8,460.16	9,848,523	19,565.92	19,857,523	29,911,046
Redemptions	—	—	(1,630.58)	(1,820,982)	(8,017.61)	(7,859,129)	(9,680,111)
Offering Costs	—	—	—	(32,230)	—	(492,176)	(524,406)
Net Income (loss)	—	(306,904)	—	(4,650,689)	—	(25,200,115)	(30,157,708)
Partners’ capital, March 31, 2007	3,575.45	3,849,447	53,457.79	57,554,491	328,532.03	310,397,878	371,801,816
Contributions	9.28	10,000	1,754.16	1,926,779	10,704.43	10,619,753	12,556,532
Redemptions	—	—	(4,383.24)	(5,089,792)	(14,137.97)	(14,679,942)	(19,769,734)
Offering Costs	—	—	—	(33,692)	—	(520,128)	(553,820)
Net Income (loss)	—	565,270	—	8,381,201	—	45,568,813	54,515,284
Partners’ capital, June 30, 2007	3,584.73	$4,424,717	50,828.71	$62,738,987	325,098.49	$351,386,374	$418,550,078

Net asset value per unit at January 1, 2007				$1,162.60		$1,022.42
Net asset value per unit at March 31, 2007				$1,076.63		$944.80
Net asset value per unit at June 30, 2007				$1,234.32		$1,080.86

INDEX

			Limited Partners		Limited Partners
	General Partner		Class A		Class B
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Six Months Ended June 30, 2006
Partners’ capital, December 31, 2005	2,839.96	$3,026,173	48,216.06	$51,377,474	249,391.39	$235,494,172	$289,897,819
Contributions	27.83	30,000	482.94	522,993	22,061.05	21,042,641	21,595,634
Redemptions	—	—	(4,630.68)	(5,055,753)	(14,513.94)	(14,021,812)	(19,077,565)
Offering Costs	—	—	—	(27,420)	—	(378,917)	(406,337)
Net Income (loss)	—	126,726	—	2,093,183	—	10,033,645	12,253,554
Partners’ capital, March 31, 2006	2,867.79	3,182,899	44,068.32	48,910,477	256,938.50	252,169,729	304,263,105
Contributions	100.02	120,000	2,838.71	3,427,687	25,788.99	26,955,119	30,502,806
Redemptions	—	—	(962.46)	(1,154,567)	(9,402.57)	(9,947,969)	(11,102,536)
Offering Costs	—	—	—	(28,853)	—	(428,534)	(457,387)
Net Income (loss)	—	171,698	—	2,635,297	—	13,612,957	16,419,952
Partners’ capital, June 30, 2006	2,967.81	$3,474,597	45,944.57	$53,790,041	273,324.92	$282,361,302	$339,625,940

Net asset value per unit at January 1, 2006				$1,065.57		$944.28
Net asset value per unit at March 31, 2006				$1,109.88		$981.44
Net asset value per unit at June 30, 2006				$1,170.76		$1,033.06

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

Presentation of financial information:  The financial statements include the accounts of Grant Park Futures Fund Limited Partnership and were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations.  In our opinion, the accompanying interim, unaudited, financial statements contain all adjustments (consisting of normal recurring accruals) necessary and adequate disclosures to present fairly the financial position as of June 30, 2007 and the results of operations for the three and six months ended June 30, 2007 and 2006.

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

Cash and cash equivalents:  Cash and cash equivalents include cash, certificates of deposit, and short-term investments in interest-bearing demand deposits with banks and cash managers with original maturities of three months or less.  The Partnership maintains deposits with high quality financial institutions in amounts that are in excess of federally insured limits; however, the Partnership does not believe it is exposed to any significant credit risk.

Revenue recognition:  Futures, options on futures, and forward contracts are recorded on the trade date basis and realized gains or losses are recognized when contracts are liquidated.  Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the Statement of Financial Condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the Financial Accounting Standards Board Interpretation No. 39 — “Offsetting of Amounts Related to Certain Contracts.”  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  Fair

INDEX

value of exchange-traded contracts is based upon exchange settlement prices.  Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.  Government-sponsored enterprises and commercial paper are stated at cost plus accrued interest, which approximates fair value.  The Partnership's investment in the Dearborn Select Master Fund, SPC - Winton Segregated Portfolio - Class GP (the "GP Class") is reported in the statement of financial condition at fair value.  Fair value ordinarily is the value determined by the GP Class in accordance with the valuation policies of the GP Class and as reported by the management of the GP Class at the time of the Partnership's valuation.  Generally, the fair value of the Partnership's investment in the GP Class represents the amount that the Partneship could reasonably expect to receive from the GP Class if the Partnership's investment was redeemed at the time of valuation, based on information reasonably available at the time the valuation is made and that the Partnership believes to be reliable.

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

Organization and offering costs:  All expenses incurred in connection with the organization and the initial and ongoing public offering of partnership interests are paid by the “General Partner” and are reimbursed to the General Partner by the Partnership.  This reimbursement is made monthly.  Class A units bear organization and offering expenses at an annual rate of 20 basis points (0.20 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets.  Class B units incur these expenses at an annual rate of 60 basis points (0.60 percent) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted assets.  “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions.  In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses are charged against partners’ capital at the time of reimbursement or accrual.  Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued.  If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner.  At June 30, 2007, all organization and offering costs incurred by the General Partner have been reimbursed.

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

INDEX

Note 2.   Investments

Effective June 1, 2007, the General Partner reallocated the portion of the Partnership’s net assets allocated to Winton Capital Management Limited (“Winton”) to the GP Class.  Dearborn Select Master Fund, SPC (“Dearborn Select”) was incorporated under the laws of the Cayman Islands on April 7, 2006 and is a private investment fund organized as a segregated portfolio company with limited liability.  The GP Class allocates the assets invested by the Partnership to Winton through one or more managed accounts, to be traded pursuant to Winton’s Diversified Program, the same trading program Winton previously traded for the Partnership.  The Partnership owns all of the outstanding Class GP units of the GP Class.  There have been no changes to the existing clearing broker arrangements/brokerage charge and no material changes to the other fees and expenses allocated to the Partnership as a result of this reallocation.  The General Partner of the Partnership is also the Investment Manager of Dearborn Select.

As of June 30, 2007, the Partnership owned 21.7% of Dearborn Select.  Summarized information reflecting the total assets, liabilities and capital for Dearborn Select is shown in the following table.

June 30, 2007
Total Assets	$91,895,582

Total Liabilities	$1,199,552

Total Capital	$90,696,030

Summarized information reflecting the Partnership’s investment in, and the operations of, Dearborn Select at June 30, 2007, are shown in the following table.

% of					Net
Partnership's	Fair	Income	Expenses		Income	Investment	Redemptions
Net Assets	Value	(Loss)	Commissions	Other	(Loss)	Objective	Permitted

21.7%	$90,696,030	$2,160,952	$34,307	$642,202	$1,484,443	Speculative trading of futures contracts, options on futures contracts, forward contracts, swaps, derivatives and synthetics	Monthly or at such other times as the Directors may agree

Note 3.   Deposits with Brokers

The Partnership deposits assets with brokers subject to CFTC regulations and various exchange and brokers requirements.  Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such brokers.  The Partnership earns interest income on its assets deposited with the brokers.

Note 4.  Commodity Trading Advisors

The Partnership has entered into advisory contracts with Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Co., Graham Capital Management, L.P., and Welton Investment Corporation to act as the Partnership’s commodity trading advisors (the “Advisors”).  The GP Class entered into an advisory agreement with Winton with respect to the managed account which is substantially similar to the Partnership’s previous trading advisory agreement with Winton Capital Management Limited.  On May 31, 2007, Saxon Investment Corporation was terminated as one of the Partnership’s trading advisors and its assets were reallocated to the Partnership’s remaining Advisors.  The Advisors are paid a quarterly management fee ranging from 1 percent to 2 percent per annum of the Partnership’s month-end allocated net assets and a quarterly incentive fee ranging from 20 percent to 24 percent of the new trading profits on the allocated net assets of the Advisor.

Note 5.  General Partner and Related Party Transactions

The General Partner shall at all times, so long as it remains a general partner of the Partnership, own Units in the Partnership:  (i) in an amount sufficient, in the opinion of counsel for the Partnership, for the Partnership to be taxed as a partnership rather than as

INDEX

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

Note 6.  Operating Expenses

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

Note 7.  Redemptions

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

Note 8.  Financial Highlights

The following financial highlights reflect activity related to the Partnership.  Total return is based on the change in value during the period of a theoretical investment made at the beginning of each calendar month during the period.  Individual partner’s ratios may vary from these ratios based on various factors, including and among others, the timing of capital transactions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Total return – A Units	14.65%	5.49%	6.17%	9.87%
Total return – B Units	14.40%	5.26%	5.72%	9.40%
Ratios as a percentage of average net assets:
Interest income *	4.98%	4.75%	4.96%	4.37%
Expenses *	12.12%	10.41%	10.17%	9.97%
Expenses, net of interest income *	7.14%	5.66%	5.21%	5.60%
*Annualized

INDEX

       The interest income and expense ratios above which include the investment in the Dearborn Select Master Fund SPC – Winton Segregated Portfolio are computed based upon the weighted average net assets of the Partnership for the three and six months ended June 30, 2007 and 2006 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three and six months ended June 30, 2007 and 2006.

Class A Units	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,076.63	$1,109.88	$1,162.60	$1,065.57
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	177.72	76.85	100.92	135.56
Expenses net of interest income (1)	(19.42)	(15.36)	(28.00)	(29.20)
Total income (loss) from operations	158.30	61.49	72.92	106.36
Organization and offering costs (1)	(0.61)	(0.61)	(1.20)	(1.17)
Net asset value per unit at end of period	$1,234.32	$1,170.76	$1,234.32	$1,170.76

Class B Units	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$944.80	$981.44	$1,022.42	$944.28
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	155.93	68.19	88.36	120.52
Expenses net of interest income (1)	(18.28)	(14.94)	(26.81)	(28.60)
Total income (loss) from operations	137.65	53.25	61.55	91.92
Organization and offering costs (1)	(1.59)	(1.63)	(3.11)	(3.14)
Net asset value per unit at end of period	$1,080.86	$1,033.06	$1,080.86	$1,033.06
_________________________

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

Note 9.  Trading Activities and Related Risks

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

Net trading results from derivatives for the three and six months ended June 30, 2007 and 2006, are reflected in the statements of operations.  Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contract, and forward contracts.

For derivatives, risks arise from changes in the fair value of the contracts.  Theoretically, the Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.  As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes

INDEX

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

The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Contracts (non-exchange-traded)		Total
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Gross unrealized gains	$19,374,748	$20,243,989	$9,443,602	$5,208,155	$28,818,350	$25,452,144
Gross unrealized (losses)	(11,043,670)	(9,329,879)	(5,626,551)	(5,860,782)	(16,670,221)	(15,190,661)
Net unrealized gain (loss)	$8,331,078	$10,914,110	$3,817,051	$(652,627)	$12,148,129	$10,261,483

The General Partner has established procedures to actively monitor and minimize market and credit risks.  The limited partners bear the risk of loss only to the extent of the fair value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 10.   Indemnifications

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

Note 11.  Subsequent Event

From July 1, 2007 to August 14, 2007, there were aggregate contributions to and redemptions from the Partnership totaling approximately $15,050,000 and $2,844,000, respectively.

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

Grant Park invests through independent professional commodity trading advisors retained by the general partner.  Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Company, or ETC, Graham Capital Management, L.P., Winton Capital Management Limited, and Welton Investment Corporation serve as Grant Park’s commodity trading advisors.  Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of June 30, 2007, the general partner allocated Grant Park’s net assets among the trading advisors as follows:  19% to Rabar, 21% to EMC, 8% to ETC, 10% to Graham, 21% to Winton, and 19% to Welton.  The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

Effective June 1, 2007, the general partner reallocated the portion of Grant Park’s net assets allocated to Winton to the GP Class.  Dearborn Select was incorporated under the laws of the Cayman Islands on April 7, 2006 and is a private investment fund organized as a segregated portfolio company with limited liability.  The GP Class allocates the assets invested by Grant Park to Winton through one or more managed accounts, to be traded pursuant to Winton’s Diversified Program, the same trading program Winton previously traded for Grant Park.  Grant Park owns all of the outstanding Class GP units of the GP Class.  There have been no changes to the existing clearing broker arrangements/brokerage charge and no material changes to the other fees and expenses allocated to Grant Park as a result of this reallocation.  The general partner of Grant Park is also the Investment Manager of Dearborn Select.

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

Results of Operations

Grant Park’s net return, which consists of Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the quarter ended June 30, 2007 was approximately 14.7% for the Class A units and 14.4% for the Class B units.  The net asset value at June 30, 2007 was approximately $418.6 million, at December 31, 2006 was approximately $382.3 million and at June 30, 2006 was approximately $339.6 million.

INDEX

The table below sets forth Grant Park’s trading gains or losses which include the investment in the GP Class by sector for the three- and six-month periods ended June 30, 2007 and 2006.

	% Gain (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
Sector	2007	2006	2007	2006
Interest Rates	5.5%	4.3%	3.6%	5.3%
Currencies	7.4	(0.3)	5.1	(1.9)
Stock Indices	2.9	(1.6)	0.3	1.5
Energy	0.4	0.1	0.6	(0.7)
Agriculturals	0.5	(0.8)	(0.3)	(2.1)
Metals	(0.6)	5.4	(0.5)	9.2
Softs	0.5	(0.1)	(0.1)	1.1
Meats	(0.2)	(0.1)	(0.3)	0.2
Total	16.4%	6.9%	8.4%	12.6%

Three months ended June 30, 2007 compared to three months ended June 30, 2006

For the three months ended June 30, 2007, Grant Park had a positive return of approximately 14.7% for the Class A units and 14.4% for the Class B units.  On a combined unit basis prior to expenses, approximately 16.4% resulted from trading gains and 1.2% was due to interest income.  These gains were offset by approximately 3.2% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.  For the same period in 2006, Grant Park had a positive return of approximately 5.5% for the Class A units and 5.3% for the Class B units.  On a combined unit basis prior to expenses, approximately 6.9% resulted from trading gains and approximately 1.2% was due to interest income.  These gains were offset by approximately 2.8% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

For the six months ended June 30, 2007, Grant Park had a positive return of approximately 6.2% for the Class A units and 5.7% for the Class B units.  On a combined unit basis prior to expenses, approximately 8.4% resulted from trading gains and 2.5% was due to interest income.  These gains were offset by approximately 5.1% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.  For the same period in 2006, Grant Park had a positive return of approximately 9.9% for the Class A units and 9.4% for the Class B units.  On a combined unit basis prior to expenses, approximately 12.6% resulted from trading gains and approximately 2.2% was due to interest income.  These gains were offset by approximately 5.3% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2007

 Grant Park ended the second quarter of 2007 with a net year-to-date gain of 6.17% in the Class A units and 5.72% in the Class B units.  Advances in the second quarter came primarily from the financial sector of Grant Park’s portfolio.  Prices for European fixed income instruments fell all across the yield curve over speculation that central bankers there would tighten monetary policy further in order to keep inflationary pressures in check.  Low interest rates in Japan caused the yen to depreciate against its major trading partners while the possibility of higher interest rates in Europe drove the U.S. dollar lower against the euro.  Stock prices rallied throughout the quarter, fueled by merger and acquisition activity.

Key trading developments for Grant Park during the first six months of 2007 include the following:

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

INDEX

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

Grant Park recorded gains for the month of April.  Class A units were up 5.23% and Class B units were up 5.15%.  Positions in the currency sector resulted in the largest gains during April as the U.S. dollar depreciated relative to its major trading partners. Weak U.S. economic data combined with the perception that European interest rates could be headed higher caused the dollar to lose ground to the euro and British pound.  Profits also came from cross rate positions as the euro traded higher against the Japanese yen after lower-than-expected data on Japanese consumer prices and industrial production was released.  Global share markets traded higher throughout the month, resulting in gains for stock index positions.  Forecasts for increased global economic growth along with positive earnings reports were the main drivers of the upside move in stocks.  The largest gains came from positions in the S&P Composite Index and German DAX.  Base metal positions reported gains as prices for raw materials continued to trade higher during April.  A 17% rise in Chinese demand for copper from the same period one year ago spurred that contract to five-month highs on the London Metals Exchange. Nickel prices were also higher as worries over supply continued to concern traders.  Rising inventories combined with technically based selling were profitable for short positions in the cotton market, leading to gains for the soft/agricultural commodities sector.  Sugar prices were also lower resulting in gains for short positions.  Long positions in the energy sector were profitable as unleaded gasoline prices moved higher on reports of falling inventories. Speculation that warmer weather could result in increased fuel demand also contributed to the rally.  Lastly, short positions in the U.S. fixed income markets were dealt losses as prices for Treasury instruments and interest rate products traded higher in response to weaker-than-expected data on U.S. consumer prices.

Grant Park recorded gains for the month of May.  Class A units were up 4.60% and Class B units were up 4.52%.  Short positions in the global fixed income markets were responsible for the majority of gains during the month.  Prices for European fixed income products were lower on expectations that better-than-expected economic growth in the Euro zone would prompt the European Central Bank to tighten monetary policy at least twice more during 2007.  Short positions in the Canadian bill market were profitable after prices fell in response to a government report showing that inflation accelerated during April, causing the Bank of Canada to

INDEX

signal a rate hike.  Global share prices were higher by month’s end, resulting in gains for Grant Park’s long positions in the sector.  The rally in stock prices was fueled by a combination of strong corporate earnings, continued merger and acquisition activity, and reports of slowing inflation in the United States.  Positions in the currency sector posted gains as the news of higher inflation in Canada sent the Canadian dollar higher against the U.S. dollar.  Long positions in the Mexican peso were also profitable after that currency settled the month higher relative to the dollar.  Prices in the soybean complex were higher, resulting in gains for Grant Park.  Reports that key growing regions have received less than a quarter of their average moisture drove bean prices higher as investors became concerned with the possibility of crop damage.  The prospect of increased consumption of bio-diesel fuel added a bid to the soybean oil market.  Metals positions sustained losses during the month as prices for industrial metals fell in response to China’s efforts to cool stock market speculation by increasing the stamp tax.  Long positions in copper lost ground as prices fell on lower Chinese imports.  Nickel longs were dealt losses following reports of growing inventories.  Lastly, weakness in global energy prices resulted in losses for long positions in the sector.  Natural gas positions incurred the largest setbacks.

Grant Park posted gains for the month of June.  Class A units were up 4.16% and Class B units were up 4.09%.  Short positions in the currency sector gained ground after the Japanese yen weakened against most of its major counterparts.  The yen depreciated relative to the U.S. dollar and the euro as investors sold the yen in order to purchase assets denominated in higher yielding currencies.  Long positions in the New Zealand dollar were also profitable.  Short positions in the interest rate sector yielded gains as prices for Australian fixed income products fell on news that the Australian economy grew at its fastest pace in three years, increasing the likelihood of a rate hike by the Reserve Bank of Australia.  The release of a stronger-than-anticipated employment report put further downward pressure on prices.  Additionally, short positions in Euro bunds were also profitable.  Soybean prices rallied during the month, resulting in gains for long positions in the soft/agricultural commodities sector.  The rally in the bean complex came after the USDA announced that U.S farmers had planted 64 million acres of soybeans, considerably less than analysts’ estimates.  An increase in the amount of acreage dedicated to corn production was a contributing factor, analysts said.  Short positions in the natural gas market led to gains for the energy sector.  Analysts suggested that moderate temperatures across much of the United States led to rising inventories and lower prices.  Long positions in the metals sector reported losses after reports of higher nickel inventories forced prices for the industrial metal lower.  Lastly, long positions in the stock index sector incurred losses after global share markets settled the month lower on concerns over the possibility of higher inflation.  The S&P Composite Index and Spanish IBEX sustained the largest losses as investors worried that the U.S. Federal Reserve and European Central Bank might be forced to raise short-term interest rates in the event of higher prices.

Six months ended June 30, 2006

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

Finally, international indices, specifically the S&P/ASX200 (Australia), FTSE (UK) and the Hang Seng (Hong Kong), all contributed to profits as each of these indices surged early in the quarter.

Contributing to losses for the quarter were predominately the grain and currency sectors.  Grain markets continued to be stuck in a wide ranging band punctuated by a series of false breakouts.  Currency markets were a close second as far as losing markets go.  Similar to grains, the currencies have been plagued by a series of false breakouts followed by a reversal and then consolidation.

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

Value At Risk By Market Sectors

The following tables indicate the trading value at risk associated with the GP Class and Grant Park’s open positions by market category as of June 30, 2007 and December 31, 2006 and the trading gains/losses by market category for the six months ended June 30, 2007 and the year ended December 31, 2006.  All open position trading risk exposures of the GP Class and Grant Park have been included in calculating the figures set forth below.  As of June 30, 2007, Grant Park’s net asset value was approximately $418.6 million.  As of December 31, 2006, Grant Park’s net asset value was approximately $382.3 million.

June 30, 2007

Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Currencies	$13,831,176	3.3%	5.1%
Stock Indices	13,556,042	3.2	0.3
Interest Rates	13,305,683	3.2	3.6
Energy	4,286,249	1.0	0.6
Metals	2,631,278	0.6	(0.5)
Softs	1,830,145	0.5	(0.1)
Agriculturals	1,687,072	0.4	(0.3)
Meats	493,565	0.1	(0.3)
Total	$51,621,210	12.3%	8.4%

December 31, 2006

Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Stock Indices	$17,109,345	4.5%	6.9%
Interest Rates	14,150,512	3.7	(1.0)
Currencies	9,008,040	2.3	0.8
Metals	6,002,732	1.6	10.8
Energy	2,682,000	0.7	(1.7)
Softs	1,423,613	0.4	0.3
Agriculturals	802,822	0.2	(2.1)
Meats	462,775	0.1	(0.3)
Total	$51,641,839	13.5%	13.7%

Material Limitations On Value At Risk As An Assessment Of Market Risk

The face value of the market sector instruments held by Grant Park is typically many times the applicable maintenance margin requirement, which generally ranges between approximately 1% and 10% of contract face value, as well as many times the

INDEX

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of June 30, 2007, by market sector.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of June 30, 2007, Grant Park was positioned to benefit from the effects of a weakening dollar against most major and minor currencies.  The exceptions to this were long positions versus the U.S. dollar in the Japanese yen and the South African rand.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, and Australia.  The stock index futures contracts currently traded by Grant Park are generally limited to futures on broadly based indices, although Grant Park may trade narrow-based stock index futures contracts in the future.  As of June 30, 2007, Grant Park’s primary exposures were in the Asian markets; long the Hang Sang, Taiwan and Nikkei and long the U.S. indices.  Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.  Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Interest Rates

Interest rate risk is the principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  However, Grant Park also takes futures positions on the government debt of smaller nations, such as Australia.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of June 30, 2007, Grant Park’s interest rate exposure was predominantly short both the long end and the short end of the yield curve around the globe.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia and Venezuela.  As of June 30, 2007, the energy market exposure of Grant Park consisted of minor short positions in crude oil and natural gas, and minor long positions in crude products.  Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc.  As of June 30, 2007, short positions in gold and silver accounted for Grant Park’s metal exposure in the precious metals while a minor short position in aluminum represented Grant Park’s exposure in the base metals.

INDEX

Agricultural / Softs

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.  Cocoa, soybean oil, soybeans, wheat and coffee accounted for Grant Park’s long commodity exposure while sugar accounted for Grant Park’s short positions as of June 30, 2007.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of June 30, 2007.

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

There was no change in Grant Park's internal control over financial reporting in the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, Grant Park's internal control over financial reporting.

INDEX

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

Class A Limited Partnership Units and Class B Limited Partnership Units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month.  The close of business on July 31, 2003 marked the initial closing date of the public offering.  The lead selling agents for the offering are UBS Financial Services Inc., A.G. Edwards & Sons, Inc. and Oppenheimer & Co. Inc.  As of the close of business on April 1, 2007, the Class A Limited Partnership Units were offered at $1,076.63 with 1,182.16 units being sold, and the Class B Limited Partnership Units were offered at $944.80 with 3,363.09 units being sold.  As of the close of business on May 1, 2007, the Class A Limited Partnership Units were offered at $1,132.90 with 475.96 units being sold, and the Class B Limited Partnership Units were offered at $993.47 with 4,028.58 units being sold.  As of the close of business on June 1, 2007, the Class A Limited Partnership Units were offered at $1,185.00 with 105.32 units being sold, and the Class B Limited Partnership Units were offered at $1,038.41 with 3,312.76 units being sold.   Expenses incurred in connection with the organization and offering of the units, which are paid by the general partner and then reimbursed by Grant Park on a monthly basis (with such reimbursement limited to 0.2% annually of the net asset value of the Class A Units and through August 31, 2005, 0.9% annually, and effective September 1, 2005, 0.6% annually of the Class B Units) amounted to a total of approximately $515,634 for the three months ended June 30, 2007.  The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

INDEX

Issuer Purchases of Equity Securities

(e)           The following table provides information regarding the total Class A and Class B units redeemed by Grant Park during the three months ended June 30, 2007.
	(a)	(b)	(a)	(b)	(c)	(d)
Period	Total Number of Class A Units Redeemed	Average Price Paid per Unit	Total Number of Class B Units Redeemed	Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/Program(1)
04/01/07 through 04/30/07	2,803.59	$1,132.90	4,475.32	$993.47	7,278.91	(2)
05/01/07 through 05/31/07	733.95	$1,185.00	4,950.89	$1,038.41	5,684.84	(2)
06/01/07 through 06/30/07	845.70	$1,234.32	4,711.76	$1,080.86	5,557.46	(2)
Total	4,383.24	$1,184.07	14,137.97	$1,037.58	18,521.21	(2)
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

10.1
Commodity Advisory Agreement among Dearborn Select Master Fund, SPC acting for the account of Winton Segregated Portfolio - Class GP, Dearborn Capital Management, L.L.C., and Winton Capital Management Limited dated as of May 2, 2007.

	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

	31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: August 14, 2007	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)

2