Form 10-Q
period 2007-09-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2007-11-02
CIK 845698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  September 30, 2007

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

QUARTER ENDED September 30, 2007

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Statements of Financial Condition

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets

Equity in brokers’ trading accounts:
U.S. Government securities, at fair value	$40,906,042	$58,311,094
Cash	(10,667,836)	17,592,985
Unrealized gain on open contracts, net	26,901,163	10,261,483
Deposits with brokers	57,139,369	86,165,562

Cash and cash equivalents	182,237,689	73,545,515
Commercial paper (cost, plus accrued interest December 31, 2006 - $139,037,601)	–	139,037,601
Government-sponsored enterprises (cost, plus accrued interest September 30, 2007 - $100,493,123, December 31, 2006 - $107,708,465 )	100,493,123	107,708,465
U.S. Government securities, at fair value	9,996,425	–
Investment in Dearborn Select Master Fund, SPC	94,479,224	–
Interest receivable	1,654,177	772,889
Receivable from General Partner	–	700,000

Total assets	$446,000,007	$407,930,032

Liabilities and Partners’ Capital

Liabilities
Brokerage commission payable	$2,651,316	$2,447,051
Accrued incentive fees	1,405,263	1,214,938
Organization and offering costs payable	197,202	174,853
Accrued operating expenses	91,944	81,103
Pending partner additions	5,874,309	16,569,404
Redemptions payable	3,347,710	5,189,688
Total liabilities	13,567,744	25,677,037

Partners’ Capital
General Partner (3,651.61 and 3,398.73 units outstanding at September 30, 2007 and December 31, 2006, respectively)	4,545,205	3,951,351
Limited Partners
Class A (51,652.51 and 46,628.21 units outstanding at September 30, 2007 and December 31, 2006, respectively)	64,292,629	54,209,869
Class B (334,300.32 and 316,983.72 units outstanding at September 30, 2007 and December 31, 2006, respectively)	363,594,429	324,091,775
Total partners’ capital	432,432,263	382,252,995

Total liabilities and partners’ capital	$446,000,007	$407,930,032

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments
September 30, 2007
(Unaudited)

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$4,275,374	1.0%	$(317,362)	(0.1)%	$3,958,012	0.9%
Energy	1,734,757	0.4%	(497,875)	(0.1)%	1,236,882	0.3%
Grains	10,126,382	2.3%	(2,997,088)	(0.7)%	7,129,294	1.6%
Interest rates	(333,985)	(0.1)%	–	**	(333,985)	(0.1)%
Meats	(75,775)	**	(11,610)	**	(87,385)	**
Metals	4,093,810	0.9%	(29,440)	**	4,064,370	0.9%
Soft commodities	(1,679)	**	(7,587)	**	(9,266)	**
Stock indices	799,098	0.2%	1,659,855	0.4%	2,458,953	0.6%
Total U.S. Futures Positions	20,617,982		(2,201,107)		18,416,875
Foreign Futures Positions:
Energy	1,028,887	0.2%	(6,000)	**	1,022,887	0.2%
Interest rates	(113,559)	**	38,456	**	(75,103)	**
Metals	1,682,264	0.4%	(1,271,739)	(0.3)%	410,525	0.1%
Soft commodities	140,877	**	(7,837)	**	133,040	**
Stock indices	920,934	0.2%	(162,321)	**	758,613	0.2%
Total Foreign Futures Positions	3,659,403		(1,409,441)		2,249,962
Total Futures Contracts	$24,277,385	5.6%	$(3,610,548)	(0.8)%	$20,666,837	4.8%
Forward Contracts *
Currencies	$6,274,360	1.4%	$(40,034)	**	$6,234,326	1.4%

Total Futures and Forward Contracts	$30,551,745	7.0%	$(3,650,582)	(0.8)%	$26,901,163	6.2%

____________
*	No individual futures and forward contract position constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of partners’ capital.

Government-Sponsored Enterprises

Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$ 10,000,000	1/24/2008	Federal Home Loan Banks	$ 10,087,323	2.3%
10,000,000	1/30/2008	Federal Home Loan Banks	10,088,958	2.3%
5,430,000	1/30/2008	Federal Home Loan Banks	5,478,033	1.3%
10,000,000	2/7/2008	Federal Home Loan Banks	10,070,090	2.3%
2,575,000	2/8/2008	Federal Home Loan Banks	2,595,092	0.6%
10,000,000	3/12/2008	Federal Home Loan Banks	10,023,169	2.3%
10,000,000	5/9/2008	Farmer Mac	10,208,267	2.4%
10,000,000	6/11/2008	Federal Home Loan Banks	10,163,472	2.4%
11,500,000	7/16/2008	Federal Home Loan Banks	11,627,698	2.7%
10,000,000	8/1/2008	Farmer Mac	10,089,806	2.3%
10,000,000	8/20/2008	Federal Home Loan Banks	10,061,215	2.3%
	Total Government-Sponsored Enterprises		$ 100,493,123	23.2%

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments (continued)
September 30, 2007
(Unaudited)

U.S. Government Securities: ***
Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$ 41,000,000	10/25/2007	U.S. Treasury bills (cost $40,899,566)	40,906,042	9.5%
	Total U.S. Government Securities		$ 40,906,042

***	Pledged as collateral for the trading of futures, forward and option contracts.

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments
December 31, 2006

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$285,813	0.1%	$1,356,316	0.4%	$1,642,129	0.4%
Energy	38,396	**	1,157,070	0.3%	1,195,466	0.3%
Grains	400,343	0.1%	(185,903)	**	214,440	0.1%
Interest rates	(964,432)	(0.3)%	395,138	0.1%	(569,294)	(0.1)%
Meats	68,710	**	(19,067)	**	49,643	**
Metals	(263,985)	(0.1)%	(86,113)	**	(350,098)	(0.1)%
Soft commodities	504,382	0.1%	308,492	0.1%	812,874	0.2%
Stock indices	(222,111)	(0.1)%	(168,750)	**	(390,861)	(0.1)%
Total U.S. Futures Positions	(152,844)		2,757,183		2,604,299
Foreign Futures Positions:
Energy	(2,760)	**	231,273	0.1%	228,513	0.1%
Interest rates	(1,379,466)	(0.4)%	3,201,922	0.8%	1,822,456	0.5%
Metals	2,113,854	0.6%	97,917	**	2,211,771	0.6%
Soft commodities	(10,541)	**	(4,739)	**	(15,280)	**
Stock indices	4,072,636	1.1%	(10,285)	**	4,062,351	1.1%
Total Foreign Futures Positions	4,793,723		3,516,088		8,309,811
Total Futures Contracts	$4,640,839	1.2%	$6,273,271	1.7%	$10,914,110	2.9%
Forward Contracts *
Currencies	$(1,041,784)	(0.3)%	$389,157	0.1%	$(652,627)	(0.2)%

Total Futures and Forward Contracts	$3,599,055	0.9%	$6,662,428	1.8%	$10,261,483	2.7%

*	No individual futures and forward contract position constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of partners’ capital.

Commercial paper

Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$ 8,002,000	1/2/2007	Diageo Capital	$ 8,000,800	2.1%
7,500,000	1/4/2007	Time Warner Cable	7,496,656	2.0%
10,100,000	1/4/2007	Swedish Export Cred.	10,095,581	2.6%
5,000,000	1/8/2007	British Telecom	4,994,828	1.3%
5,000,000	1/8/2007	Prudential Fund	4,994,963	1.3%
10,000,000	1/8/2007	ATT Inc.	9,989,753	2.6%
7,000,000	1/10/2007	Kraft Foods Inc.	6,990,655	1.8%
7,500,000	1/10/2007	Virginia Pwr. & Elec.	7,489,988	2.0%
5,000,000	1/11/2007	Michigan Con Gas	4,992,500	1.3%
10,000,000	1/16/2007	Korea Dev Bank	9,978,021	2.6%
8,372,000	1/16/2007	MetLife Funding	8,353,756	2.2%
3,084,000	1/19/2007	DTE Energy Corp	3,075,689	0.8%
8,874,000	1/19/2007	Hewlett-Packard	8,850,706	2.3%
4,000,000	1/25/2007	Southwestern Public	3,985,627	1.0%
6,547,000	1/26/2007	South Carolina Fuel	6,523,518	1.7%
7,500,000	1/26/2007	Cadburry Schweppe	7,472,031	2.0%
10,000,000	2/2/2007	Bell South Corp	9,953,600	2.6%
1,400,000	2/9/2007	General Elec Cr	1,392,022	0.4%
7,500,000	2/13/2007	United Healthcare	7,452,252	1.9%
7,000,000	2/14/2007	Duke Energy Corp	6,954,655	1.8%
	Total Commercial paper		$ 139,037,601	36.3%

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments (continued)
December 31, 2006

Government-Sponsored Enterprises

Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$ 10,000,000	1/3/2007	Fed Home Disc Note	$ 9,997,167	2.6%
10,000,000	1/17/2007	Fed Home Disc Note	9,977,044	2.6%
10,000,000	1/19/2007	Fed Home Disc Note	9,974,650	2.6%
10,000,000	1/24/2007	Fed Home Disc Note	9,967,352	2.6%
10,000,000	1/29/2007	Farm Credit Disc Note	9,960,411	2.6%
13,000,000	2/16/2007	Farm Credit Disc Note	12,914,702	3.4%
10,000,000	5/1/2007	Farm Credit Disc Note	9,832,333	2.6%
10,000,000	5/3/2007	Fed Home Loan Floatr	10,039,356	2.6%
15,000,000	7/13/2007	Fed Home Loan Floatr	15,038,325	3.9%
10,000,000	10/26/2007	Fed Home Loan Floatr	10,007,125	2.6%
	Total Government-Sponsored Enterprises		$ 107,708,465	28.1%

U.S. Government Securities: ***

Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$ 58,500,000	1/25/2007	U.S. Treasury bills	$ 58,311,094	15.3%
	Total U.S. Government Securities (cost $58,289,761)		$ 58,311,094

***	Pledged as collateral for the trading of futures, forward and option contracts.

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership

Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Income from operations
Trading gains (losses)
Realized	$(9,707,574)	$(12,422,929)	$21,214,055	$22,476,898
Change in unrealized	14,753,035	6,053,172	16,639,680	8,626,754

Net gains (losses) from trading	5,045,461	(6,369,757)	37,853,735	31,103,652

Interest income	4,015,342	4,440,131	13,412,980	11,294,536

Total income (loss)	9,060,803	(1,929,626)	51,266,715	42,398,188

Expenses from operations
Brokerage commission	7,512,576	7,071,095	23,232,095	19,961,430
Incentive fees	1,405,263	251,419	4,514,328	2,608,613
Operating expenses	262,129	222,973	766,324	629,752

Total expenses	9,179,968	7,545,487	28,512,747	23,199,795

Net income (loss) from operations	$(119,165)	$(9,475,113)	$22,753,968	$19,198,393

Income allocated from Dearborn Select Master Fund, SPC
Trading gains (losses)
Realized	$36,156	$–	$(303,900)	$–
Change in unrealized	4,541,324	–	6,684,752	–

Net gains from trading	4,577,480	–	6,380,852	–

Interest income	1,080,591	–	1,438,171	–

Total income	5,658,071	–	7,819,023	–

Expenses allocated from Dearborn Select Master Fund, SPC
Brokerage commission	799,921	–	1,066,324	–
Incentive fees	1,074,956	–	1,485,062	–

Total expenses	1,874,877	–	2,551,386	–

Net income allocated from Dearborn Select Master Fund, SPC	$3,783,194	$–	$5,267,637	$–

Net income (loss)	$3,664,029	$(9,475,113)	$28,021,605	$19,198,393

Net income (loss) per unit (based on weighted average number of units outstanding during the period):
General Partner & Class A Unit Limited Partner	$11.00	$(30.17)	$83.92	$76.19
Class B Unit Limited Partner	$8.37	$(27.72)	$69.92	$64.17

Increase (decrease) in net asset value per unit from operations for the period:
General Partner & Class A Unit Limited Partner	$10.39	$(30.75)	$82.11	$74.44
Class B Unit Limited Partner	$6.77	$(29.28)	$65.21	$59.50

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)
(Unaudited)

			Limited Partners		Limited Partners
	General Partner		Class A		Class B
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Nine Months Ended September 30, 2007
Partners’ capital, December 31, 2006	3,398.73	$3,951,351	46,628.21	$54,209,869	316,983.72	$324,091,775	$382,252,995
Contributions	176.72	205,000	8,460.16	9,848,523	19,565.92	19,857,523	29,911,046
Redemptions	—	—	(1,630.58)	(1,820,982)	(8,017.61)	(7,859,129)	(9,680,111)
Offering Costs	—	—	—	(32,230)	—	(492,176)	(524,406)
Net Income (loss)	—	(306,904)	—	(4,650,689)	—	(25,200,115)	(30,157,708)
Partners’ capital, March 31, 2007	3,575.45	3,849,447	53,457.79	57,554,491	328,532.03	310,397,878	371,801,816
Contributions	9.28	10,000	1,754.16	1,926,779	10,704.43	10,619,753	12,556,532
Redemptions	—	—	(4,383.24)	(5,089,792)	(14,137.97)	(14,679,942)	(19,769,734)
Offering Costs	—	—	—	(33,692)	—	(520,128)	(553,820)
Net Income (loss)	—	565,270	—	8,381,201	—	45,568,813	54,515,284
Partners’ capital, June 30, 2007	3,584.73	4,424,717	50,828.71	62,738,987	325,098.49	351,386,374	418,550,078
Contributions	66.88	80,000	2,523.37	3,027,726	16,179.70	16,974,837	20,082,563
Redemptions	—	—	(1,699.57)	(2,008,026)	(6,977.87)	(7,294,509)	(9,302,535)
Offering Costs	—	—	—	(33,618)	—	(528,254)	(561,872)
Net Income (loss)	—	40,488	—	567,560	—	3,055,981	3,664,029
Partners’ capital, September 30, 2007	3,651.61	$4,545,205	51,652.51	$64,292,629	334,300.32	$364,594,429	$432,432,263

Net asset value per unit at January 1, 2007				$1,162.60		$1,022.42
Net asset value per unit at March 31, 2007				$1,076.63		$944.80
Net asset value per unit at June 30, 2007				$1,234.32		$1,080.86
Net asset value per unit at September 30, 2007				$1,244.71		$1,087.63

			Limited Partners		Limited Partners
	General Partner		Class A		Class B
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Nine Months Ended September 30, 2006
Partners’ capital, December 31, 2005	2,839.96	$3,026,173	48,216.06	$51,377,474	249,391.39	$235,494,172	$289,897,819
Contributions	27.83	30,000	482.94	522,993	22,061.05	21,042,641	21,595,634
Redemptions	—	—	(4,630.68)	(5,055,753)	(14,513.94)	(14,021,812)	(19,077,565)
Offering Costs	—	—	—	(27,420)	—	(378,917)	(406,337)
Net Income (loss)	—	126,726	—	2,093,183	—	10,033,645	12,253,554
Partners’ capital, March 31, 2006	2,867.79	3,182,899	44,068.32	48,910,477	256,938.50	252,169,729	304,263,105
Contributions	100.02	120,000	2,838.71	3,427,687	25,788.99	26,955,119	30,502,806
Redemptions	—	—	(962.46)	(1,154,567)	(9,402.57)	(9,947,969)	(11,102,536)
Offering Costs	—	—	—	(28,853)	—	(428,534)	(457,387)
Net Income (loss)	—	171,698	—	2,635,297	—	13,612,957	16,419,952
Partners’ capital, June 30, 2006	2,967.81	3,474,597	45,944.57	53,790,041	273,324.92	282,361,302	339,625,940
Contributions	277.91	320,000	1,862.58	2,155,500	36,155.27	36,703,866	39,179,366
Redemptions	—	—	(2,236.02)	(2,546,882)	(5,913.29)	(5,938,520)	(8,485,402)
Offering Costs	—	—	—	(28,467)	—	(449,737)	(478,204)
Net Income (loss)	—	(94,431)	—	(1,418,528)	—	(7,962,154)	(9,475,113)
Partners’ capital, September 30, 2006	3,245.72	$3,700,166	45,571.13	$51,951,664	303,566.90	$304,714,757	$360,366,587

Net asset value per unit at January 1, 2006				$1,065.57		$944.28
Net asset value per unit at March 31, 2006				$1,109.88		$981.44
Net asset value per unit at June 30, 2006				$1,170.76		$1,033.06
Net asset value per unit at September 30, 2006				$1,140.01		$1,003.78

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

The Partnership is a multi-advisor pool that carries out its purpose through trading by independent professional commodity trading advisors retained by Dearborn Capital Management, L.L.C. (the “General Partner”) and the Partnership.  The Partnership also invests in other commodity investments pools to achieve its purpose.  Through these trading advisors, and investments in other commodity investment pools, the Partnership’s business is to trade, buy, sell, margin or otherwise acquire, hold or dispose of futures and forward contracts for commodities, financial instruments or currencies, any rights pertaining thereto and any options thereon, or on physical commodities.  The Partnership may also engage in hedge, arbitrage and cash trading of commodities and futures.

The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102, Statements of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

Presentation of financial information:  The financial statements include the accounts of Grant Park Futures Fund Limited Partnership and were prepared by us without audit according to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations.  In our opinion, the accompanying interim, unaudited, financial statements contain all adjustments (consisting of normal recurring accruals) necessary and adequate disclosures to present fairly the financial position as of September 30, 2007 and the results of operations for the three and nine months ended September 30, 2007 and 2006.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2006 Form 10K as filed with the Securities and Exchange Commission.

Classes of interests:  The Partnership has two classes of limited partner interests (the “Interests”), Class A and Class B.  Both Class A and Class B Interests are traded pursuant to identical trading programs and differ only in respect to the General Partner’s brokerage commission and organization and offering costs.

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

The Partnership’s investment in the Dearborn Select Master Fund, SPC – Winton Segregated Portfolio – Class GP (the “GP Class”) is reported in the statement of financial condition at fair value.  Fair value ordinarily is the value determined by the management of the GP Class in accordance with the valuation policies of the GP Class and as reported at the time of the Partnership’s valuation.  Generally, the fair value of the Partnership’s investment in the GP Class represents the amount that the Partnership could reasonably expect to receive from the GP Class if the Partnership’s investment was redeemed at the time of valuation, based on information reasonably available at the time the valuation is made and that the Partnership believes to be reliable.

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

Organization and offering costs:  All expenses incurred in connection with the organization and the initial and ongoing public offering of partnership interests are paid by the “General Partner” and are reimbursed to the General Partner by the Partnership.  This reimbursement is made monthly.  Class A units bear organization and offering expenses at an annual rate of 20 basis points (0.20 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets.  Class B units incur these expenses at an annual rate of 60 basis points (0.60 percent) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted assets.  “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions.  In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses are charged against partners’ capital at the time of reimbursement or accrual.  Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued.  If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner.  At September 30, 2007, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Note 2.   Investments

Effective June 1, 2007, the General Partner reallocated the portion of the Partnership’s net assets allocated to Winton Capital Management Limited (“Winton”) to the GP Class of Dearborn Select Master Fund, SPC (“Dearborn Select”).  Dearborn Select was incorporated under the laws of the Cayman Islands on April 7, 2006 and is a private investment fund organized as a segregated portfolio company with limited liability.  The GP Class allocates the assets invested by the Partnership to Winton through one or more managed accounts, to be traded pursuant to Winton’s Diversified Program, the same trading program Winton previously traded for the Partnership.  The GP Class entered into an advisory agreement with Winton with respect to the managed account which is substantially similar to the Partnership’s previous trading advisory agreement with Winton.  The Partnership owns all of the outstanding Class GP units of the GP Class.  There have been no changes to the existing clearing broker arrangements/brokerage charge and no material changes to the other fees and expenses allocated to the Partnership as a result of this reallocation.  The General Partner of the Partnership is also the Investment Manager of Dearborn Select.

As of September 30, 2007, the Partnership’s interest in Dearborn Select constituted 21.8% of the Partnership’s net assets.  Summarized information reflecting the total assets, liabilities and capital for Dearborn Select is shown in the following table.

September 30, 2007
Total Assets	$95,992,644

Total Liabilities	$1,360,309

Total Capital	$94,632,335

Summarized information reflecting the Partnership’s investment in, and the operations of, Dearborn Select at September 30, 2007, is shown in the following table.

% of
Partnership’s	Fair	Total	Expenses		Net	Investment	Redemptions
Net Assets	Value	Income	Commissions	Other	Income	Objective	Permitted

21.8%	$ 94,479,224	$ 7,819,023	$ 89,049	$ 2,462,338	$ 5,267,637	Speculative trading of futures contracts, options on futures contracts, forward contracts, swaps, derivatives and synthetics	Monthly or at such other times as the Directors may agree

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

Note 6.  Operating Expenses

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership.  The operating expenses of the Partnership are limited to 0.25 percent per year of the average month-end net assets of the Partnership.  To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Total return – A Units	0.84%	(2.63)%	7.06%	6.99%
Total return – B Units	0.63%	(2.83)%	6.38%	6.30%
Ratios as a percentage of average net assets:
Interest income *	4.92%	5.10%	4.96%	4.63%
Expenses *	10.68%	8.66%	10.38%	9.51%
Expenses, net of interest income *	5.76%	3.56%	5.42%	4.88%
*Annualized

The interest income and expense ratios above which include the investment in the Dearborn Select Master Fund SPC – Winton Segregated Portfolio are computed based upon the weighted average net assets of the Partnership for the three and nine months ended September 30, 2007 and 2006 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three and nine months ended September 30, 2007 and 2006.

Class A Units	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,234.32	$1,170.76	$1,162.60	$1,065.57
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	27.14	(21.12)	128.02	114.41
Expenses net of interest income (1)	(16.14)	(9.05)	(44.10)	(38.22)
Total income (loss) from operations	11.00	(30.17)	83.92	76.19
Organization and offering costs (1)	(0.61)	(0.57)	(1.81)	(1.75)
Net asset value per unit at end of period	$1,244.71	$1,140.01	$1,244.71	$1,140.01

Class B Units	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,080.86	$1,033.06	$1,022.42	$944.28
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	23.71	(18.51)	112.04	101.52
Expenses net of interest income (1)	(15.34)	(9.21)	(42.12)	(37.35)
Total income (loss) from operations	8.37	(27.72)	69.92	64.17
Organization and offering costs (1)	(1.60)	(1.56)	(4.71)	(4.67)
Net asset value per unit at end of period	$1,087.63	$1,003.78	$1,087.63	$1,003.78
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

Net trading results from derivatives for the three and nine months ended September 30, 2007 and 2006, are reflected in the statements of operations.  Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contract, and forward contracts.

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

The unrealized gain(loss) on open futures and forward contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Contracts (non-exchange-traded)		Total
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
Gross unrealized gains	$31,375,337	$20,243,989	$8,323,578	$5,208,155	$39,698,915	$25,452,144
Gross unrealized (losses)	(10,708,500)	(9,329,879)	(2,089,252)	(5,860,782)	(12,797,752)	(15,190,661)
Net unrealized gain (loss)	$20,666,837	$10,914,110	$6,234,326	$(652,627)	$26,901,163	$10,261,483

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

Note 11.  Subsequent Event

From October 1, 2007 to October 31, 2007, there were aggregate contributions to and redemptions from the Partnership totaling approximately $5,874,000 and $0, respectively.

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

Grant Park invests through independent professional commodity trading advisors retained by the general partner.  Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Company, or ETC, Graham Capital Management, L.P., Winton Capital Management Limited, and Welton Investment Corporation serve as Grant Park’s commodity trading advisors.  Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of September 30, 2007, the general partner allocated Grant Park’s net assets among the trading advisors as follows:  19% to Rabar, 20% to EMC, 9% to ETC, 9% to Graham, 22% to Winton, and 18% to Welton.  The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

Effective June 1, 2007, the general partner reallocated the portion of Grant Park’s net assets allocated to Winton Capital Management Limited (“Winton”) to the Dearborn Select Master Fund, SPC – Winton Segregated Portfolio – Class GP (the “GP Class”).  Dearborn Select Master Fund, SPC (“Dearborn Select”) was incorporated under the laws of the Cayman Islands on April 7, 2006 and is a private investment fund organized as a segregated portfolio company with limited liability.  The GP Class allocates the assets invested by Grant Park to Winton through one or more managed accounts, to be traded pursuant to Winton’s Diversified Program, the same trading program Winton previously traded for Grant Park.  Grant Park owns all of the outstanding Class GP units of the GP Class.  There have been no changes to the existing clearing broker arrangements/brokerage charge and no material changes to the other fees and expenses allocated to Grant Park as a result of this reallocation.  The general partner of Grant Park is also the Investment Manager of Dearborn Select.

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

Results of Operations

Grant Park’s net return, which consists of Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the quarter ended September 30, 2007 was approximately 0.8% for the Class A units and 0.6% for the Class B units.  The net asset value at September 30, 2007 was approximately $432.4 million, at December 31, 2006 was approximately $382.3 million and at September 30, 2006 was approximately $360.4 million.

The table below sets forth Grant Park’s trading gains or losses which include the investment in the GP Class by sector for the three-and-nine month periods ended September 30, 2007 and 2006.

	% Gain (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
Sector	2007	2006	2007	2006
Interest Rates	1.2%	(0.8)%	4.9%	4.5%
Currencies	0.3	(0.2)	5.4	(2.0)
Stock Indices	(1.3)	0.8	(1.0)	2.3
Energy	0.9	(1.3)	1.6	(2.0)
Agriculturals	2.2	(0.3)	1.9	(2.4)
Metals	0.3	0.7	(0.1)	10.0
Softs	(0.9)	(0.5)	(0.9)	0.5
Meats	(0.4)	(0.3)	(0.7)	(0.1)
Total	2.3%	(1.9)%	11.1%	10.8%

Three months ended September 30, 2007 compared to three months ended September 30, 2006

For the three months ended September 30, 2007, Grant Park had a positive return of approximately 0.8% for the Class A units and 0.6% for the Class B units.  On a combined unit basis prior to expenses, approximately 2.3% resulted from trading gains and 1.2% was due to interest income.  These gains were offset by approximately 2.8% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.  For the same period in 2006, Grant Park had a negative return of approximately 2.6% for the Class A units and 2.8% for the Class B units.  On a combined unit basis prior to expenses, approximately 1.9% resulted from trading losses which were offset by 0.3% of interest income.  The trading losses were further increased by approximately 1.2% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

For the nine months ended September 30, 2007, Grant Park had a positive return of approximately 7.1% for the Class A units and 6.4% for the Class B units.  On a combined unit basis prior to expenses, approximately 11.1% resulted from trading gains and 3.7% was due to interest income.  These gains were offset by approximately 8.3% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.  For the same period in 2006, Grant Park had a positive return of approximately 7.0% for the Class A units and 6.3% for the Class B units.  On a combined unit basis prior to expenses, approximately 10.8% resulted from trading gains and approximately 2.4% was due to interest income.  These gains were offset by approximately 6.8% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2007

 Grant Park ended the third quarter of 2007 with a net year-to-date gain of 7.06% in the Class A units and 6.38% in the Class B units.  Gains were fairly evenly distributed amongst market sectors during the course of a volatile quarter of trading.  The decision by the U.S. Federal Reserve to lower the Federal Funds target rate by 50 basis points at its September meeting was preceded by the first reported drop in U.S. non-farm payrolls in four years and widespread concern that the problems plaguing sub-prime mortgage lenders could lead to a global liquidity crisis.  Fixed income prices rallied on speculation of further rate cuts and flight-to-quality buying as investors sought protection from the volatility of equity markets, which had weakened considerably at the beginning of the quarter on mortgage market worries.  Currency markets adopted a mercurial tone as the Fed’s rate cut, along with speculation of future rate reductions, sent the U.S. dollar to a new all-time low versus the euro; the Canadian dollar reached parity with the dollar for the first time in thirty years, buoyed by a spike in commodity prices.  Wheat prices rallied to new historical highs amid growing foreign demand and extremely dry conditions across Australian growing regions.  Crude oil prices traded above $80 for the first time, pushed higher on worries over sectarian strife in Nigeria, falling inventories and speculation that further interest rate reductions in the U.S. could spur economic growth.  Gold prices were also higher during the quarter, trading above the $700 level on investors’ concerns that the Fed’s easier monetary policy could lead to longer term inflation.

Key trading developments for Grant Park during the first nine months of 2007 include the following:

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

Grant Park recorded gains for the month of May.  Class A units were up 4.60% and Class B units were up 4.52%.  Short positions in the global fixed income markets were responsible for the majority of gains during the month.  Prices for European fixed income products were lower on expectations that better-than-expected economic growth in the Euro zone would prompt the European Central Bank to tighten monetary policy at least twice more during 2007.  Short positions in the Canadian bill market were profitable after prices fell in response to a government report showing that inflation accelerated during April, causing the Bank of Canada to signal a rate hike.  Global share prices were higher by month’s end, resulting in gains for Grant Park’s long positions in the sector.  The rally in stock prices was fueled by a combination of strong corporate earnings, continued merger and acquisition activity, and reports of slowing inflation in the United States.  Positions in the currency sector posted gains as the news of higher inflation in Canada sent the Canadian dollar higher against the U.S. dollar.  Long positions in the Mexican peso were also profitable after that currency settled the month higher relative to the dollar.  Prices in the soybean complex were higher, resulting in gains for Grant Park.  Reports that key growing regions have received less than a quarter of their average moisture drove bean prices higher as investors became concerned with the possibility of crop damage.  The prospect of increased consumption of bio-diesel fuel added a bid to the soybean oil market.  Metals positions sustained losses during the month as prices for industrial metals fell in response to China’s efforts to cool stock market speculation by increasing the stamp tax.  Long positions in copper lost ground as prices fell on lower Chinese imports.  Nickel longs were dealt losses following reports of growing inventories.  Lastly, weakness in global energy prices resulted in losses for long positions in the sector.  Natural gas positions incurred the largest setbacks.

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

Grant Park sustained losses during the month of July.  Class A units were down 3.72% and Class B units were down 3.79%.  Short positions in the interest rate sector were dealt losses after Standard and Poor’s lowered ratings on some European collateralized debt obligations.  The decision pushed prices for foreign government-backed securities higher as investors reduced their exposure to corporate debt.  Weakness in global equities at month’s end caused flight-to-quality buying in global government fixed income markets, resulting in further losses.  Long positions in the stock indices reported losses after further worries over the state of U.S. sub-prime loans caused a massive sell-off in domestic and foreign equities markets.  Disappointing earnings reports also pushed share markets lower.  Currency positions lost ground after the Japanese yen rallied materially against virtually all of its trading partners.  Investors, looking for protection from losses incurred in equity markets, unwound positions in which they initially borrowed yen in order to invest in assets denominated in higher-yielding currencies, sending the yen higher relative to the euro and New Zealand dollar.  Concerns over a possible credit squeeze sent metals prices lower, resulting in losses for long positions.  Gold prices fell as investors sought to reduce their exposure to commodities risk; a rally in the U.S. dollar also contributed to weakness in gold prices.  Weakness in commodity prices extended to the soft/agricultural sector where favorable growing conditions and well-timed rains resulted in lower grain prices.  Long positions in the soybean complex sustained the largest losses in the sector.  Lastly, positions in the energy sector were profitable during the month.  Long positions in crude oil gained as prices rallied amid reports of falling U.S. inventories and the possibility of renewed sectarian strife in Nigeria.  Natural gas prices fell, benefiting short positions.

Grant Park posted trading losses during the month of August.  Class A units were down 3.71% and Class B units were down 3.78%.  Currency positions sustained the largest setbacks.  Foreign currencies fell relative to the dollar after investors fled some emerging market currencies for the relative safety of the greenback; long positions in the euro lost ground after the European Central Bank added liquidity to the banking system in order to head off a possible credit squeeze.  Short positions in the Japanese yen were dealt losses as investors, seeking to preserve capital, liquidated massive positions in the yen carry trade, leading to losses from cross-

rate positions in the New Zealand dollar.  Long positions in the energy sector reported losses as prices for crude oil fell on speculation that a possible credit crunch could result in an expanded economic slowdown.  Further selling occurred after Hurricane Dean failed to disrupt refinery operations in the Gulf of Mexico.  Similar to the energy sector, long positions in the base metals sustained losses as prices for copper and aluminum fell on concerns that a broader economic slowdown would reduce demand for raw materials.  Long positions in the soft/agricultural commodities sector experienced losses as prices for soybean oil fell after rains across key growing regions improved the outlook for the current crop.  Coffee prices also fell, adding to losses.  Long positions in the wheat market mitigated losses in the sector as strong demand for U.S. exports pushed prices higher for the month.  Reduced long positions in the global stock indices sustained losses as share prices weakened further on concerns that U.S. subprime mortgage defaults could have a material effect on credit availability.  Lastly, long positions in the fixed income sector recorded gains as prices for Japanese Government Bonds rallied as investors sought protection from the volatility of the equity and corporate bond markets.  The likelihood that the Bank of Japan would refrain from raising interest rates in the current environment also resulted in higher prices.

Grant Park recorded gains for the month of September.  Class A units were up 8.78% and Class B units were up 8.70%.  The release of the U.S. non-farm payrolls number sent the U.S. dollar lower against most of its foreign counterparts, resulting in gains for the currency sector.  Analysts had estimated that the economy had grown by 110,000 jobs during August but the report showed that 4,000 jobs had actually been lost and that previously released July and June jobs data had been downwardly revised. The news prompted the U.S. Federal Reserve Bank to lower the federal funds rate by 50 basis points, putting further pressure on the dollar, which established all-time lows against the euro and reached parity with the Canadian dollar for the first time in 30 years.  Positions in the soft/agricultural commodities sector were profitable as grain prices rallied throughout the month. Wheat markets provided the bulk of gains as strong demand from India and the Middle East combined with extremely dry conditions in Australian growing regions pushed prices higher.  Soybean prices also gained after the USDA reported that the amount of acreage dedicated to soybean production would probably shrink over the next few years.  The initial payrolls report and the subsequent rate cut by the Federal Reserve benefited long positions in the metals sector as gold prices traded above the $700 level for the first time in 16 months. The precious metal moved closer to the $750 range after the rate cut as investors, worried about the prospects of rising prices, purchased gold as a possible protection against longer term inflation.  Long positions in the energy sector gained ground as prices rallied during the month on strong demand from all directions.  The Fed’s decision to cut rates pushed crude oil above $80 for the first time as traders speculated that the rate cut would stimulate the economy and lead to stronger demand.  Gains also came from the stock index sector after the Hong Kong Hang Seng rallied on the news that China’s currency regulator had relaxed investment restrictions, allowing more Chinese citizens to invest in Hong Kong share markets.  Lastly, long positions in the interest rate sector posted gains after the Federal Reserve’s aggressive rate cut sent prices for domestic fixed income instruments higher.  Long positions in the Eurodollar contract posted the largest profits as prices at the short end of the yield curve gained the most ground.

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

Value At Risk By Market Sectors

The following tables indicate the trading value at risk associated with the GP Class and Grant Park’s open positions by market category as of September 30, 2007 and December 31, 2006 and the trading gains/losses by market category for the nine months ended September 30, 2007 and the year ended December 31, 2006.  All open position trading risk exposures of the GP Class and Grant Park have been included in calculating the figures set forth below.  As of September 30, 2007, Grant Park’s net asset value was approximately $432.4 million.  As of December 31, 2006, Grant Park’s net asset value was approximately $382.3 million.

September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Currencies	$9,950,259	2.3%	5.4%
Stock Indices	7,767,835	1.8	(1.0)
Metals	5,484,309	1.3	(0.1)
Energy	5,479,950	1.3	1.6
Interest Rates	3,495,155	0.8	4.9
Agriculturals	3,421,285	0.8	1.9
Softs	1,232,037	0.2	(0.9)
Meats	412,940	0.1	(0.7)
Total	$37,243,770	8.6%	11.1%

December 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Stock Indices	$17,109,345	4.5%	6.9%
Interest Rates	14,150,512	3.7	(1.0)
Currencies	9,008,040	2.3	0.8
Metals	6,002,732	1.6	10.8
Energy	2,682,000	0.7	(1.7)
Softs	1,423,613	0.4	0.3
Agriculturals	802,822	0.2	(2.1)
Meats	462,775	0.1	(0.3)
Total	$51,641,839	13.5%	13.7%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of September 30, 2007, by market sector.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of September 30, 2007, Grant Park was positioned to benefit from the effects of a weakening dollar against most major and minor currencies.  The exceptions to this were long positions versus the U.S. dollar in the Japanese yen and the South African rand.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, and Australia.  The stock index futures contracts currently traded by Grant Park are generally limited to futures on broadly based indices, although Grant Park may trade narrow-based stock index futures contracts in the future.  As of September 30, 2007, Grant Park’s primary exposures were in the Asian markets; long the Hang Sang and Nikkei and long the U.S. indices.  Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.  Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc.  As of September 30, 2007, long positions in gold, silver, platinum and copper accounted for Grant Park’s metal exposure in the precious metals while minor short positions in aluminum and zinc represented Grant Park’s exposure in the base metals.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia and Venezuela.  As of September 30, 2007, the energy market exposure of Grant Park consisted of minor short positions in natural gas and minor long positions in crude and crude products.  Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Interest Rates

Interest rate risk is the principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  However, Grant Park also takes futures positions on the government debt of smaller nations, such as Australia.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of September 30, 2007, Grant Park’s interest rate exposure was predominantly long both the long end and the short end of the yield curve around the globe with the exception of Australia where Grant Park was short interest rates across the curve.

Agricultural / Softs

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.  Corn, soybean oil, soybeans, wheat and coffee accounted for Grant Park’s long commodity exposure while sugar, hogs and pork bellies accounted for Grant Park’s short positions as of September 30, 2007.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of September 30, 2007.

Foreign Currency Balances

Grant Park’s primary foreign currency balances are in Japanese yen, British pounds, Euros and Australian dollars.  The trading advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control Grant Park’s non-trading risk.

Cash Management

Grant Park maintains a portion of its assets at its clearing brokers as well as at Lake Forest Bank & Trust Company and from time to time at Harris N.A.  These assets, which may range from 5% to 25% of Grant Park’s value, are held in U.S. Treasury securities and/or Treasury repurchase agreements.  The balance of Grant Park’s assets, which range from 75% to 95%, are invested in investment grade money market instruments purchased and managed at Middleton Dickinson Capital Management, LLC which are held in a separate, segregated account at State Street Bank and Trust Company or are purchased directly through BMO Capital Markets Corporation, a member of BMO Financial Group.  Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on Grant Park’s cash management income.

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

There was no change in Grant Park's internal control over financial reporting in the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, Grant Park's internal control over financial reporting.

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

Class A Limited Partnership Units and Class B Limited Partnership Units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month.  The close of business on July 31, 2003 marked the initial closing date of the public offering.  The lead selling agents for the offering are UBS Financial Services Inc., A.G. Edwards & Sons, Inc. and Oppenheimer & Co. Inc.  As of the close of business on July 1, 2007, the Class A Limited Partnership Units were offered at $1,234.32 with 1,457.72 units being sold, and the Class B Limited Partnership Units were offered at $1,080.86 with 7,551.91 units being sold.  As of the close of business on August 1, 2007, the Class A Limited Partnership Units were offered at $1,188.36 with 283.59 units being sold, and the Class B Limited Partnership Units were offered at $1,039.87 with 4,566.69 units being sold.  As of the close of business on September 1, 2007, the Class A Limited Partnership Units were offered at $1,144.28 with 848.94 units being sold, and the Class B Limited Partnership Units were offered at $1,000.59 with 4,061.10 units being sold.   Expenses incurred in connection with the organization and offering of the units, which are paid by the general partner and then reimbursed by Grant Park on a monthly basis (with such reimbursement limited to 0.2% annually of the net asset value of the Class A Units and through August 31, 2005, 0.9% annually, and effective September 1, 2005, 0.6% annually of the Class B Units) amounted to a total of approximately $248,854 for the three months ended September 30, 2007.  The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Issuer Purchases of Equity Securities

(e)           The following table provides information regarding the total Class A and Class B units redeemed by Grant Park during the three months ended September 30, 2007.
	(a)	(b)	(a)	(b)	(c)	(d)
Period	Total Number of Class A Units Redeemed	Average Price Paid per Unit	Total Number of Class B Units Redeemed	Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/Program(1)
07/01/07 through 07/31/07	139.25	$1,188.36	2,577.42	$1,039.87	2,716.67	(2)
08/01/07 through 08/31/07	991.83	$1,144.28	1,973.06	$1,000.59	2,964.89	(2)
09/01/07 through 09/30/07	568.49	$1,244.71	2,427.39	$1,087.63	2,995.88	(2)
Total	1,699.57	$1,192.45	6,977.87	$1,042.70	8,677.44	(2)
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

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: November 2, 2007	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)