Form 10-K
period 2007-12-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2008-03-28
CIK 845698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Class A Limited Partnership Units
Class B Limited Partnership Units
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒No   ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer☐              Accelerated filer☐                     Non-accelerated filer☒            Small reporting company☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐   No ☒
The Registrant has no voting stock.  As of December 31, 2007, there were 55,043.62 Class A Limited Partnership Units and 335,708.69 Class B Limited Partnership Units issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus dated December 3, 2007 included within Post-Effective No. 7 to the Registration Statement on Form S-1 (File No. 333-119338) filed with the SEC on November 30, 2007 are incorporated by reference into Part I of this Form 10-K.

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

Grant Park invests through independent professional commodity trading advisors retained by the general partner.  Presently, Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Company, or ETC, Graham Capital Management, L.P., and Welton Investment Corporation serve as Grant Park’s commodity trading advisors.  As of December 31, 2007, the general partner allocated Grant Park’s net assets among its core trading advisors Rabar, EMC and Welton and non-core trading advisors Graham and ETC.  No more than twenty five per cent of Grant Park’s assets are allocated to any one trading advisor.  Each of Grant Park’s trading advisors employs technical and trend-following trading strategies through proprietary trading programs, in an effort to achieve capital appreciation while controlling risk and volatility.  Also, effective June 1, 2007, the general partner reallocated the portion of Grant Park’s net assets previously allocated to Winton Capital Management Limited (“Winton”) to the Dearborn Select Master Fund, SPC – Winton Segregated Portfolio – Class GP (the “GP Class”).  Dearborn Select Master Fund, SPC (“Dearborn Select”) was incorporated under the laws of the Cayman Islands on April 7, 2006 and is a private investment fund organized as a segregated portfolio company with limited liability.  The GP Class allocates the assets invested by Grant Park to Winton through one or more managed accounts, to be traded pursuant to Winton’s Diversified Program, the same trading program Winton previously traded for Grant Park.  Grant Park owns all of the outstanding Class GP units of the GP Class.  There have been no changes to the existing clearing broker arrangements/brokerage charge and no material changes to the other fees and expenses allocated to Grant Park as a result of this reallocation.  The general partner of Grant Park is also the Investment Manager of Dearborn Select.

As of December 31, 2007, Grant Park had a net asset value of approximately $455.7 million and 13,401 limited partners.  As of the close of business on December 31, 2007, the net asset value per unit of the Class A units was $1,309.47, and the net asset value of the Class B units was $1,142.68.  Since its inception and through February 28, 2003, Grant Park offered its beneficial interests exclusively to qualified investors on a private placement basis.  Effective June 30, 2003, Grant Park began publicly offering both Class A and Class B units for sale.

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

Grant Park has been trading continuously since January 1989. Since its inception and through February 28, 2003, Grant Park offered its beneficial interests exclusively to qualified investors on a private placement basis. Grant Park converted its interests to units effective April 1, 2003, with all existing limited partners at that date converting to Class A units with a price of $1,000 per unit.  Effective June 30, 2003, Grant Park registered up to an aggregate of $200 million of Class A and Class B units pursuant to a Registration Statement on Form S-1 (File No. 333-104317), and began publicly offering both Class A and Class B units for sale.  Class B units began trading on August 1, 2003 and were offered at a price of $1,000 per unit.  Grant Park subsequently registered up to an additional $200 million in aggregate of Class A and Class B units for sale on a Registration Statement on Form S-1 (File No. 333-113297) on March 30, 2004, and an additional $700 million in aggregate of Class A and Class B units for sale on a Registration Statement of Form S-1 (File No. 333-119338) on December 1, 2004 (the “Registration Statement”).  Since July 1, 2003, the Fund has raised approximately $564,216,000 of new capital through December 1, 2007, and is continuing to offer up to an additional $535,784,000 of units pursuant to the Registration Statement, on a continuous basis at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month.  The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

The affairs of Grant Park will be wound up and Grant Park will be liquidated upon the happening of any of the following events: (1) expiration of Grant Park’s term on December 31, 2027, (2) a decision by the limited partners to liquidate Grant Park, (3) withdrawal or dissolution of the general partner and the failure of the limited partners to elect a substitute general partner to continue Grant Park, or (4) assignment for the benefit of creditors or adjudication of bankruptcy of the general partner or appointment of a receiver for or seizure by a judgment creditor of the general partner’s interest in Grant Park.

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

Operations

A description of the business of Grant Park, including trading approaches, rights and obligations of the unitholders, compensation arrangements and fees and expenses is contained in Grant Park’s prospectus dated December 3, 2007 included in Post-effective Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-119338) filed with the SEC on November 30, 2007 (the “Prospectus”) under the sections captioned “Summary,” “Risk Factors,” “The General Partner,” “The Trading Advisors,” “Conflicts of Interest” and “Fees and Expenses,” and such description is incorporated herein by reference from the Prospectus.

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

ITEM 1A.                      RISK FACTORS

Grant Park’s performance, trading activities, operating results, financial condition and net asset value could be negatively impacted by a number of risks and uncertainties, including those outlined below, which may affect the value of your investment in Grant Park.  The following list of risk factors should not be considered a comprehensive list of all potential risks and uncertainties relating to Grant Park.  You should also refer to the other information included in this Form 10-K, including our consolidated financial statements and related notes for the year ended December 31, 2007.

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

•
Grant Park may not always be able to liquidate its commodity interest positions at the desired price.  It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market.  Unexpected market illiquidity may cause major losses to investors at any time or from time to time.

•
Over-the-counter transactions are subject to little, if any, regulation and may be subject to the risk of counterparty default.  The lack of regulation in these markets could expose Grant Park in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.

•	The clearing brokers could fail and have been subject to disciplinary action.

•	Trading in commodity interests is a zero-sum economic activity in which, for every gain, there is an offsetting loss. Grant Park therefore bears the risk that, on every trade, it will incur the loss.

•	Grant Park’s past performance is not necessarily indicative of future performance.

•	Grant Park’s use of multiple trading advisors may result in Grant Park taking offsetting trading positions, thereby incurring additional expenses with no net change in holdings.

•	No secondary market exists for the units; redemptions are limited and may result in early redemption fees.

•	Grant Park pays substantial fees and expenses, including fees paid to its trading advisors, that must be offset by trading profits and interest income.

•	A substantial portion of the trades executed for Grant Park takes place outside of the U.S., much of which exposes Grant Park to substantial credit, regulatory and foreign exchange risk.

•	You will have no right to participate in the management of Grant Park.

•	The structure and operation of Grant Park involve several conflicts of interest.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

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

Neither the Class A units nor the Class B units of Grant Park are publicly traded.  Both Class A and Class B units may be transferred or redeemed subject to the conditions imposed by the Third Amended and Restated Limited Partnership Agreement.  As of December 31, 2007, there were 392 and 13,009 holders of Class A units and Class B units, respectively, and 55,043.62 Class A units and 335,708.69 Class B units outstanding.

Dearborn Capital Management L.L.C. has sole discretion in determining what distributions, if any, Grant Park will make to its unit holders.  Grant Park has not made any distributions as of the date hereof.

Class A and Class B units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset vale per unit as of the close of business on each applicable closing date, which is the last business day of each month. Sales of the Class A units and Class B units during the fourth quarter 2007 were as follows:

Units	October	November	December
Class A Units
Units sold	1,044.40	192.91	221.24
Net asset value	$1,244.71	$1,309.87	$1,301.27
Class B Units
Units sold	4,205.78	2,833.06	3,328.89
Net asset value	$1,087.63	$1,143.74	$1,135.42

The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Issuer Purchases of Equity Securities

The following table provides information regarding the total Class A and Class B units redeemed by Grant Park during the three months ended December 31, 2007.

	(a)	(b)	(a)	(b)	(c)	(d)
Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/Program(1)
10/01/07 through 10/31/07	771.82	$1,309.87	3,573.83	$1,143.74	4,345.65	(2)

11/01/07 through 11/30/07	483.83	$1,301.27	3,706.70	$1,135.42	4,190.53	(2)
12/01/07 through 12/31/07	463.41	$1,309.47	1,678.83	$1,142.68	2,142.24	(2)
Total	1,719.06	$1,307.34	8,959.36	$1,140.10	10,678.42	(2)

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

The selected financial information for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 is taken from the financial statements of Grant Park audited by McGladrey & Pullen, LLP, Grant Park’s independent registered public accountant.  You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this report.  Results from past periods are not necessarily indicative of results that may be expected for any future period.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
Total assets	$467,212,443	$407,930,032	$307,245,733	$304,631,802	$87,861,740
Total partners’ capital	455,685,796	382,252,995	289,897,819	289,654,031	67,418,046
Net gains from trading	61,926,643	40,820,127	4,687,805	4,281,201	10,149,161
Income allocated from Dearborn Select Master Fund, SPC – Winton Segregated Portfolio	9,417,448
Interest income	17,475,172	16,093,168	8,436,400	3,005,585	247,863
Total expenses	38,396,817	30,599,600	23,480,678	20,995,234	4,080,495
Net income (loss)	50,422,446	26,313,695	(10,356,473)	(13,708,448)	6,316,529
Net income (loss) per General Partner & Class A Unit Limited Partner*	148.80	98.75	(36.11)	(88.44)	194.63
Net income (loss) per Class B Unit Limited Partner*	125.29	82.71	(35.34)	(81.15)	82.15
Increase (decrease) in net asset value per General Partner & Class A Unit Limited Partner	146.87	97.03	(37.96)	(90.50)	194.03
Increase (decrease) in net asset value per Class B Unit Limited Partner	120.26	78.14	(41.89)	(90.42)	76.59

* - The Partnership converted its “Interests” to units effective April 1, 2003, with all existing Limited Partners at that date converting to Class A Units.  The financial results are presented on a unitized basis from that date.  Class B Units began trading on August 1, 2003.  The financial results are based on weighted average number of units outstanding during the period.

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents Grant Park’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2007 and 2006.

	1st Quarter 2007	2nd Quarter 2007	3rd Quarter 2007	4th Quarter 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gains (losses) from trading	$(26,958,467)	$61,570,114	$9,622,941	$30,116,907
Net income (loss)	(30,157,708)	54,515,284	3,664,029	22,400,841
Net income (loss) per General Partner & Class A Unit Limited Partner **	(85.38)	158.30	11.00	64.88
Net income (loss) per Class B Unit Limited Partner **	(76.10)	137.65	8.37	55.39
Increase (decrease) in net asset value per General Partner & Class A Unit Limited Partner	(85.97)	157.69	10.39	64.76
Increase (decrease) in net asset value per Class B Unit Limited Partner	(77.62)	136.06	6.77	55.05
Net asset value per General Partner & Class A Unit Limited Partner	1,076.63	1,234.32	1,244.71	1,309.47

	1st Quarter 2007	2nd Quarter 2007	3rd Quarter 2007	4th Quarter 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net asset value per Class B Unit Limited Partner	944.80	1,080.86	1,087.63	1,142.68

	1st Quarter 2006	2nd Quarter 2006	3rd Quarter 2006	4th Quarter 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gains (losses) from trading	$16,396,669	$21,076,739	$(6,369,757)	$11,186,397
Net income (loss)	12,253,554	16,419,952	(9,475,113)	7,115,302
Net income (loss) per General Partner & Class A Unit Limited Partner **	44.87	61.49	(30.17)	22.56
Net income (loss) per Class B Unit Limited Partner **	38.66	53.25	(27.72)	18.52
Increase (decrease) in net asset value per General Partner & Class A Unit Limited Partner	44.31	60.88	(30.75)	22.59
Increase (decrease) in net asset value per Class B Unit Limited Partner	37.16	51.62	(29.28)	18.64
Net asset value per General Partner & Class A Unit Limited Partner	1,109.88	1,170.76	1,140.01	1,162.60
Net asset value per Class B Unit Limited Partner	981.44	1,033.06	1,003.78	1,022.42

** - Based on weighted average number of units outstanding during the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Grant Park invests through independent professional commodity trading advisors retained by the general partner.  Presently, Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Company, or ETC, Graham Capital Management, L.P., Winton Capital Management Limited and Welton Investment Corporation serve as Grant Park’s commodity trading advisors.  As of December 31, 2007, the general partner allocated Grant Park’s net assets among its core trading advisors Rabar, EMC and Welton and non-core trading advisors Graham and ETC.  No more than twenty-five percent of Grant Park's assets are allocated to any one trading advisor.

Effective June 1, 2007, the general partner reallocated the portion of Grant Park’s net assets previously allocated to Winton to the Dearborn Select – Winton Segregated Portfolio GP Class.  Dearborn Select was incorporated under the laws of the Cayman Islands on April 7, 2006 and is a private investment fund organized as a segregated portfolio company with limited liability.  The GP Class allocates the assets invested by Grant Park to Winton through one or more managed accounts, to be traded pursuant to Winton’s Diversified Program, the same trading program Winton previously traded for Grant Park.  Grant Park owns all of the outstanding Class GP units of the GP Class.  There have been no changes to the existing clearing broker arrangements/brokerage charge and no material changes to the other fees and expenses allocated to Grant Park as a result of this reallocation.  The general partner of Grant Park is also the Investment Manager of Dearborn Select.

Critical Accounting Policies

Grant Park’s most significant accounting policy is the valuation of its assets invested in other commodity investment pools and in U.S. and international futures and forward contracts, options contracts and other interests in commodities..  The substantial majority of these investments are exchange-traded contracts, valued based upon exchange settlement prices.  The remainder of its investments are non-exchange-traded contracts with valuation of those investments based on third-party quoted dealer values on the Interbank market.  With the valuation of the investments easily obtained, there is little or no judgment or uncertainty involved in the valuation of investments, and accordingly, it is unlikely that materially different amounts would be reported under different conditions using different but reasonably plausible assumptions.

Grant Park’s investment in the GP Class is reported in the statement of financial condition at fair value.  Fair value ordinarily is the value determined by the management of the GP Class in accordance with the valuation policies of the GP Class and as reported at the time of Grant Park’s valuation.  Generally, the fair value of the Grant Park’s investment in the GP Class represents the amount that Grant Park could reasonably expect to receive from the GP Class if Grant Park’s investment was redeemed at the time of valuation, based on information reasonably available at the time the valuation is made and that Grant Park believes to be reliable.

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the year ended December 31, 2007, were 12.6% for Class A units and 11.8% for Class B units, for the year ended December 31, 2006 were 9.1% for Class A units and 8.3% for Class B units, and for the year ended December 31, 2005 were (3.4)% for Class A units and (4.3)% for Class B units.  Grant Park’s total net asset value at December 31, 2007, 2006 and 2005 was $455.7 million, $382.3 million and $289.9 million, respectively.

The table below sets forth Grant Park’s trading gains or losses which include the investment in the GP Class by sector for each of the years ended December 31, 2007, 2006 and 2005.

	% Gain (Loss)
	Year Ended December 31,
Sector	2007	2006	2005
Interest Rates	7.2%	(1.0)%	(1.0)%
Currencies	5.7	0.8	(4.6)
Stock Indices	(2.3)	6.9	5.1
Energy	5.0	(1.7)	1.0
Agriculturals	4.1	(2.1)	(1.0)
Meats	(0.6)	(0.3)	(0.1)
Metals	0.7	10.8	1.2
Softs	(1.8)	0.3	1.7
Miscellaneous	—	—	(0.1)
Total	18.0%	13.7%	2.2%

Year ended December 31, 2007

Grant Park began the year on a positive note after interest rate hikes in the Euro-zone and concerns over inflation in the US forced fixed income prices lower, benefiting short positions in government debt markets.  Speculation that OPEC would not push for production cuts resulted in gains for shorts in crude oil while an upswing in US fuel inventories did the same for similar positions in unleaded gasoline.  The drop in energy prices sparked buying on global share markets that produced gains for Grant Park’s long equity index positions.  Metals positions, which were somewhat disparate at the beginning of January, were also a source of income after a downturn in the US housing market weakened copper prices and the threat of a strike at a Canadian mine put a bid into the nickel market.  Gains recorded by Grant Park over the first month were erased quickly over the next two months as a dramatic drop in share prices led to losses for Grant Park’s equity, interest rate and currency positions.  In February, a massive single-session plunge in the Chinese equity market (the apparent result of worries over whether the government there would impose stricter regulations on investments) spilled over into European and North American share markets.  The sell-off continued into March, further influenced by rising energy prices that were partly the result of growing tension between the United States and Iran over the latter’s nuclear ambitions.  The volatile downturn in equities markets sparked losses in the interest rate sector after investors fled stocks for the relative safety of government debt instruments; weak reports on US GDP, new home sales and manufacturing drove bond prices higher still, adding to losses. The Japanese yen rallied violently as investors strapped for the cash needed to cover massive stock market losses liquidated profitable carry trades in which they had initially borrowed the yen in order to purchase currencies from economies offering higher rates of return.  Short positions in the dollar were also unprofitable after the greenback rallied on a drop in the February US unemployment rate.  Longs in the soft/agricultural commodities, which had produced somewhat neutral results during the first two months of the year, ended the first quarter with net losses after USDA reports pointing to an increase in acreage dedicated to corn production sent grain prices lower.  Grant Park’s losses over the opening quarter were rounded out after the weakness in equities led to lower gold prices.

April began a streak of three straight profitable months for Grant Park after investors, encouraged by optimistic forecasts on global economic growth, began to wade back into equities markets.  Gains continued into May as positive earnings reports, an increase in merger and acquisition activity and lower reports on US inflation had investors convinced that stocks had turned the corner.  Positions in the currency sector gained over the second quarter, particularly the short bias in the US dollar, which depreciated against the euro and British pound in response to weak domestic economic data.  Speculation that US interest rates might be headed lower while European rates moved higher pushed the dollar lower still.  Short positions in the Japanese yen also gained as the stability of equities markets allowed currency traders, already emboldened by anemic data on Japanese consumer prices and industrial production, to resume the carry trade in an effort to take advantage of the low cost of borrowing in yen.  Short positions in the interest rate sector got out of the box slowly in April after the drop in US consumer prices resulted in a bond rally but rebounded and posted gains over the next two months as global bond prices fell in response to forecasts for greater European economic growth and a confirmed rise in Canadian inflation.  Gains came for the soft/agricultural commodities sector after short positions in the cotton market benefited from a jump in inventories during April; long positions in the grain markets provided the bulk of gains during May and June when prices in the soybean complex surged on a lack of rain and the prospect of increased demand for bio-fuel.  Metals positions experienced a period of directionless trade during the second quarter.  A jump in Chinese demand for copper and concerns over nickel supplies resulted in April gains that were somewhat mitigated in May when base metals prices fell on news that the Chinese government, which was worried about an overheating economy, increased the stamp tax in an effort to dampen stock market speculation.  Advancing nickel inventories during June added to losses.  Energy positions also entered a period of sideways trade during the second quarter.  Rising prices as the result of Iran’s stand-off with the West signaled a change in Grant Park’s energy bias from short to long that resulted in gains after unleaded gasoline rallied on reports of contracted inventories.  Long positions in natural gas that were unprofitable during May were reversed by Grant Park’s traders during June and were able to recoup some of the previous month’s losses after prices continued lower by quarter’s end on reports of rising fuel stocks.

The third quarter represented a period of high volatility across global financial markets that led to losses for Grant Park in July and August. Standard and Poor’s decision to downgrade European collateralized debt obligations that were tied to defaulting US sub-prime mortgages resulted in setbacks for short positions in the fixed income sector as investors’ uncertainty about the corporate sector’s exposure to sub-prime debt sparked heavy buying in more secure government bond markets.  Equities markets, which had held their ground for the better part of July, plunged near month’s end on worries that the rapidly developing mortgage crisis could result in a global credit crunch.  The sell-off in stocks hurt Grant Park’s equity long positions and further exacerbated losses in the fixed income sector as investors sought safe haven in government securities.  As was the case in February, investors once again were forced to liquidate positions in the profitable Japanese yen carry trade in order to compensate for equities losses.  Grant Park’s positions in the cross-rates sustained losses as the New Zealand dollar fell violently against the yen.  Long positions in the euro sustained losses after the European Central Bank injected billions of euros into the banking system in an effort to head off a shortage of cash.  Worries over the availability of credit translated into losses for Grant Park’s long positions in the metals sector after investors’ aversion to risk and a rising US dollar sent gold prices tumbling.  Base metals prices fell on concerns that an economic slowdown would accompany the dilemma facing credit markets.  Long energy positions gained ground in July after reports of falling inventories and sectarian strife in Nigeria rallied crude prices; those same positions were dealt losses in August after prices fell when Hurricane Dean failed to disrupt refinery operations in the Gulf of Mexico.  Heavy rains over the Midwest in July and August caused losses to Grant Park’s long positions in the soybean complex.

September marked a change in direction for Grant Park’s performance and market exposure.  Positions in the interest rate sector, which had been net-short for the majority of the calendar year, were reversed by Grant Park’s trading advisors as a result of the material change in price direction brought about by the flight to government debt as an alternative to corporate bonds.  Long positions in domestic markets were immediately rewarded after an unexpected drop in August US payrolls, along with downward revisions to July and June payrolls, prompted the US Federal Reserve Bank to cut short-term interest rates by 50 basis points.  Long positions in the euro and Canadian dollar (which reached parity with the US dollar for the first time in thirty years) reported gains as the greenback plunged on the Fed’s intervention.  Wheat prices, which had begun to rise at the end of August, provided the bulk of gains for soft/agricultural positions on a spike in demand from India and the Middle East.  The Fed’s decision to cut rates sparked a rally that saw gold prices trade above $700 for the first time in sixteen months, adding to Grant Park’s gains.  Speculation that lower interest rates and a lower dollar would translate into greater demand for energy benefited long crude positions as oil traded above the $80 mark for the first time. Long stock index positions, which had been pared considerably by the end of September, were profitable after Asian stocks rallied on news that the Chinese government had relaxed investment restrictions on its citizens.  By the end of September, Grant Park reported gains in every sector and had all but erased the losses sustained during July and August.

Grant Park’s traders recorded gains during the fourth quarter after the bulk of Grant Park’s positions continued to post advances throughout October.  Tremors from the effects of failing sub-prime mortgages continued to reverberate across global financial markets while a number of highly rated lending institutions were forced to disclose the depth of their exposure to the risky loans.  In an effort to stabilize financial markets the Fed cut short term rates by another 25 basis points in October, a move that resulted in another down move for the beleaguered US dollar and gains for euro, pound and Canadian dollar longs.  Uncertainty as to how far the mortgage crisis reached continued to benefit long positions in the interest rate sector as investors shunned corporate issues for the safety of government bonds.  Long positions in the energy sector gained ground over the final quarter as a lower dollar combined with geopolitical concerns and growing seasonal fuel demand pushed crude oil prices to all-time highs above $95 per barrel.  Soft/agricultural commodities sector reported losses during October after wheat prices, which had established new all-time highs above $9 per bushel in September, fell on speculation that record prices would result in a dramatic increase in acreage dedicated to the crop.  Grant Park’s long positions in the sector were rewarded during November and December as dry growing conditions and increased foreign demand for grain sustained the upward trend in soybean and corn prices.  Metals markets reported gains during this period after gold rallied to its highest levels in 27 years as investors sought protection from the weak dollar and rising energy costs.  Reports of bloated copper inventories resulted in losses during November but these were quickly recovered after gold rallied throughout December in response to higher energy costs.  The Fed’s rate cut, along with additional cash infusions on behalf of the European Central Bank’s effort to stave off a liquidity meltdown resulted in gains for the equity index sector during October but these were erased over the final two months of the year as the expanding credit calamity and recessionary fears continued to send stock investors to the exits.

For the year ended December 31, 2007, Grant Park had a positive return of 12.6% for the Class A units and a positive return of 11.8% for the Class B units.  On a combined basis prior to expenses, approximately 18.0% resulted from trading gains and approximately 4.8% was due to interest income.  These gains are offset by approximately 10.9% in combined total brokerage fees, performance fees and offering costs borne by Grant Park.  An analysis of the 18.0% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	7.2%
Currencies	5.7
Stock Indices	(2.3)
Energy	5.0
Agriculturals	4.1
Meats	(0.6)
Metals	0.7
Softs	(1.8)
Miscellaneous	—
Total	18.0%

The general partner has agreed to rebate back to Grant Park a portion of Grant Park’s operating, organization and offering expenses to the extent actual expenses were less than the actual amount Grant Park paid the general partner.  For 2007, the general partner reimbursed Grant Park a total of $750,000, of which $250,000 related to operating expenses and $500,000 related to organization and offering expenses.

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

The largest losses for Grant Park were the result of positions in the soft/agricultural commodities, the grain markets in particular.  The soybean market presented the most difficulty in terms of identifying clear price direction as it traded in a narrow range between $5.91 and $6.55 from January through July.  Short positions benefited from a breakout to the downside in August and September but concerns over soybean rust led to an October rally that erased the gains from the previous two months.  While prices continued higher throughout November a definitive trend was difficult to identify as prices experienced a downside reversal during December.

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

Another sector which experienced similar volatility was agriculturals.  During the spring and early summer, parts of the Midwest were caught in a severe drought.  Corn and soybean prices rose in anticipation of lower than normal crop yields.  In early July, Hurricane Dennis hit the Gulf Coast and pushed significant amounts of moisture into the Midwest, ending the drought.  As a result, grain prices and, accordingly Grant Park, gave back most of its prior gains in the markets.  These types of reversals characterized many of the markets Grant Park traded in 2005.  Consequently, the trading managers spent most of the year on the defensive managing risk and continuing their disciplined approach to trading.

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

Contractual Obligations

None.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with the GP Class and Grant Park’s open positions by market category as of December 31, 2007 and December 31, 2006 and the trading gains/losses by market category for the years ended December 31, 2007 and 2006.  All open position trading risk exposures of the GP Class and Grant Park have been included in calculating the figures set forth below.  As of December 31, 2007, Grant Park’s net asset value was approximately $455.7 million.  As of December 31, 2006, Grant Park’s net asset value was approximately $382.3 million.

	December 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Currencies	$10,046,639	2.2%	5.7%
Stock Indices	4,885,229	1.1	(2.3)
Interest Rates	4,165,346	0.9	7.2
Energy	4,131,368	0.9	5.0
Metals	3,984,802	0.9	0.7
Agriculturals	3,548,025	0.8	4.1
Softs	1,981,086	0.4	(1.8)
Meats	693,850	0.1	(0.6)
Total	$33,436,345	7.3%	18.0%

	December 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Stock Indices	$17,109,345	4.5%	6.9%
Interest Rates	14,150,512	3.7	(1.0)
Currencies	9,008,040	2.3	0.8
Metals	6,002,732	1.6	10.8
Energy	2,682,000	0.7	(1.7)
Softs	1,423,613	0.4	0.3
Agriculturals	802,822	0.2	(2.1)
Meats	462,775	0.1	(0.3)
Total	$51,641,839	13.5%	13.7%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of December 31, 2007, by market sector.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs.  These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of December 31, 2007, Grant Park had a variety of positions in both the dollar and the cross rates.  In general, with the exception of the Japanese yen, a weaker dollar against most currencies would benefit Grant Park.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, and Australia.  The stock index futures contracts currently traded by Grant Park are generally limited to futures on broadly based indices, although Grant Park may trade narrow-based stock index futures contracts in the future.  As of December 31, 2007, Grant Park had very little equity index positions.  All of the exposure in the stock index sector was held in small-sized positions with a very small bias to the long side in certain foreign markets.  Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.  Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  However, Grant Park also takes futures positions on the government debt of smaller nations, such as Australia.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of December 31, 2007, Grant Park’s interest rate exposure was predominantly long most interest rate markets around the globe with the exception of Australia where Grant Park was short across the curve.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia and Venezuela.  As of December 31, 2007, the energy market exposure of Grant Park consisted of minor long positions in crude oil, crude products and natural gas.  Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc.  As of December 31, 2007, Grant Park held modest metals positions.  Grant Park had minor long positions in gold, silver and platinum while being slightly short the aluminum markets.

                Agricultural/Meats/Softs

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.  Moderate long positions in wheat, cocoa, coffee, sugar, soybean oil, and soybeans accounted for Grant Park’s long commodity exposure while live cattle and lean hogs accounted for Grant Park’s short positions as of December 31, 2007.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of December 31, 2007.

Foreign Currency Balances

Grant Park’s primary foreign currency balances are in Japanese yen, British pounds, Euros and Australian dollars.  The advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control Grant Park’s non-trading risk.

Cash Management

Grant Park maintains a portion of its assets at its clearing brokers, as well as at Lake Forest Bank & Trust Company.  These assets, which may range from 5% to 25% of Grant Park’s value, are held in U.S. Treasury securities and/or Treasury repurchase agreements.  The balance of Grant Park’s assets, which range from 75% to 95%, are invested in investment grade money market investments purchased at either Middleton Dickinson Capital Management, LLC which are held in a separate, segregated account at State Street Bank and Trust Company or are purchased directly through Harris Nesbitt Corporation, a member of BMO Financial Group.  Violent fluctuations in prevailing interest rates or changes in other economic conditions could cause mark-to-market losses on Grant Park’s cash management income.

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

See Item 9A(T) below.

ITEM 9A(T).          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, Grant Park’s internal control over financial reporting.

Report on Management’s Assessment of Internal Control Over Financial Reporting

The general partner, on behalf of Grant Park, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the general partner’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Grant Park’s internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the general partner concluded that Grant Park’s internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of Grant Park’s registered public accounting firm regarding internal control over financial reporting.  The general partner’s report was not subject to attestation by Grant Park’s registered public accounting firm pursuant to temporary rules of the SEC that permit Grant Park to provide only the general partner’s report in this Annual Report on Form 10-K.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC.  Grant Park does not have any directors or officers.  However, the officers of Grant Park’s general partner, as well as the general partner itself, file such notices regarding their beneficial ownership in Grant Park, if any.  Grant Park believes that for 2007, all required filings were timely filed by each of these persons.

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

Grant Park pays the general partner the brokerage charge, which is based on a fixed percentage of net assets, regardless of whether actual transaction costs were less than or exceeded this fixed percentage or whether the number of trades significantly increases.  Assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, it is estimated that the brokerage charge would equate to round-turn commissions of approximately $46.32, based on the average trading activity of the six trading advisors for the last three calendar years and assuming allocations of net assets to the trading advisors as follows:  18% to Rabar; 21% to EMC; 10% to ETC; 9% to Graham; 21% to Winton; and 18% to Welton.

The clearing brokers are also paid by the general partner, out of its brokerage charge, an average of between approximately $5.00 and $10.00 per round turn transaction entered into by Grant Park.  This round turn commission includes all clearing, exchange and NFA fees.

Effective April 1, 2004 through October 31, 2004, Class A units paid the general partner a monthly brokerage charge equal to 0.6583%, a rate of 7.9% annually, of Class A’s month-end adjusted net assets.  This monthly charge was reduced to 0.6458%, a rate of 7.75% annually, effective November 1, 2004 and further reduced to a monthly charge of 0.6292%, a rate of 7.55% annually, effective September 1, 2005. Class B units paid the general partner a monthly charge equal to 0.675%, a rate of 8.1% annually, of Class B’s month-end adjusted net assets.  Effective November 1, 2004, Class B units pay the general partner a monthly charge equal to 0.6667%, a rate of 8.0% annually, of Class B’s month-end adjusted net assets.  The charge amounted to $33,467,384 for the year ended December 31, 2007, $27,576,195 for the year ended December 31, 2006, and $23,665,571 for the year ended December 31, 2005.

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

Grant Park has no officers or directors.  Its affairs are managed by its general partner, Dearborn Capital Management, L.L.C.  Set forth in the table below is information regarding the beneficial ownership of the officers of Grant Park’s general partner in Grant Park as of December 31, 2007.

Name	Number of Class A Limited Partnership Units		Number of Class B Limited Partnership Units	Number of General Partnership Units		Percentage of Outstanding Class A Limited Partnership Units	Percentage of Outstanding Class B Limited Partnership Units	Percentage of General Partnership Units
Dearborn Capital Management, LLC	3,304.522		—	367.169		6.04%	—	100.00%
David M. Kavanagh	3,304.522	(1)	—	367.169	(1)	6.04%	—	100.00%
Efim Tkatchew	6.553		—	—		—	—	—
Maureen O’Rourke	4.433		—	—		—	—	—
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

See Item 10, “Directors, Executive Officers and Corporate Governance”, Item 11, “Executive Compensation” and Item 12, “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to Grant Park for professional audit services provided by McGladrey & Pullen, LLP, Grant Park’s independent registered public accountant, for the audit of Grant Park’s annual financial statements for the years ended December 31, 2007 and 2006, and fees billed for other professional services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an associated entity of McGladrey & Pullen, LLP) during those years.

Fee Category	2007	2006
Audit Fees(1)	$169,800	$127,500
Audit-Related Fees	—	—
Tax Fees(2)	7,888	5,000
All Other Fees	—	—
Total Fees	$177,688	$132,500
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

The Audit Committee of Grant Park’s general partner, Dearborn Capital Management, L.L.C., pre-approves all audit and permitted non-audit services of Grant Park’s independent accountants, including all engagement fees and terms.  The Audit Committee of Dearborn approved all the services provided by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (collectively “McGladrey”) during 2007 and 2006 to Grant Park described above.  The Audit Committee has determined that the payments made to McGladrey for these services during 2007 and 2006 are compatible with maintaining that firm’s independence.

PART IV

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
10.5(3)
Commodity Advisory Agreement among Dearborn Select Master Fund, SPC acting for the account of Winton Segregated Portfolio – Class GP, Dearborn Capital Management, L.L.C. and Winton Capital Management Limited.

10.6(4)	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Welton Investment Corporation.
10.7(5)	Subscription Agreement and Power of Attorney.
10.8(6)	Request for Redemption Form.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit Number	Description of Document
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
(1)	Included as Appendix A to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338) and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.
(5)	Included as Appendix B to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338)
(6)	Included as Appendix D to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Grant Park Futures Fund Limited Partnership
Chicago, Illinois

We have audited the statements of financial condition, including the condensed schedules of investments, of Grant Park Futures Fund Limited Partnership as of December 31, 2007 and 2006, and the related statements of operations, cash flows and changes in partners’ capital for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grant Park Futures Fund Limited Partnership as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Grant Park Futures Fund Limited Partnership’s internal control over financial reporting as of December 31, 2007 included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
March 26, 2008

McGladrey & Pullen, LLP is a member firm of RSM International –
an affiliation of separate and independent legal entities.

Grant Park Futures Fund Limited Partnership
Statements of Financial Condition
December 31, 2007 and 2006

Assets	2007	2006
Equity in brokers’ trading accounts:
U.S. Government securities, at fair value	$61,148,504	$58,311,094
Cash	5,227,545	17,592,985
Unrealized gain on open contracts, net	6,136,840	10,261,483
Deposits with brokers	72,512,889	86,165,562
Cash and cash equivalents	160,199,532	226,964,339
Commercial paper (cost, plus accrued interest December 31, 2007 – $27,869,290, December 31, 2006 – $4,994,963)	27,869,290	4,994,963
Government-sponsored enterprises (cost, plus accrued interest December 31, 2007 – $105,413,285, December 31, 2006 – $87,764,069)	105,413,285	87,764,069
Investment in Dearborn Select Master Fund, SPC – Winton Segregated Portfolio	98,629,036	–
Interest receivable	1,838,411	1,341,099
Receivable from General Partner	750,000	700,000
Total assets	$467,212,443	$407,930,032
Liabilities and Partners’ Capital
Liabilities
Brokerage commission payable	$2,769,915	$2,447,051
Accrued incentive fees	2,503,135	1,214,938
Organization and offering costs payable	206,208	174,853
Accrued operating expenses	96,082	81,103
Pending partner additions	3,426,126	16,569,404
Redemptions payable	2,525,181	5,189,688
Total liabilities	11,526,647	25,677,037
Partners’ Capital
General Partner (units outstanding December 31, 2007 – 3,671.69, December 31, 2006 – 3,398.73)	4,807,965	3,951,351
Limited Partners
Class A (units outstanding December 31, 2007 – 51,371.93, December 31, 2006 – 48,628.21)	67,269,942	54,209,869
Class B (units outstanding December 31, 2007 – 335,708.69, December 31, 2006 – 316,983.72)	383,607,889	324,091,775
Total partners’ capital	455,685,796	382,252,995
Total liabilities and partners’ capital	$467,212,443	$407,930,032

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments
December 31, 2007

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$(507,429)	(0.1)%	$(181,541)	**	$(688,970)	(0.2)%
Energy	2,381,223	0.5%	(623,280)	(0.1)%	1,757,943	0.4%
Grains	3,996,469	0.9%	(591,561)	(0.1)%	3,404,908	0.7%
Interest rates	230,001	0.1%	(1,922)	**	228,079	0.1%
Meats	(6,000)	**	23,549	**	17,549	**
Metals	491,430	0.1%	–	**	491,430	0.1%
Soft commodities	104,661	**	(408,502)	(0.1)%	(303,841)	(0.1)%
Stock indices	(51,977)	**	219,219	**	167,242	**
Total U.S. Futures Positions	6,638,378		(1,564,038)		5,074,340
Foreign Futures Positions:
Energy	665,591	0.1%	(128,820)	**	536,771	0.1%
Interest rates	993,584	0.2%	268,995	0.1%	1,262,579	0.3%
Metals	(1,718,224)	(0.4)%	1,639,699	0.4%	(78,525)	**
Soft commodities	12,891	**	–	**	12,891	**
Stock indices	393,449	**	174,174	**	567,623	0.1%
Total Foreign Futures Positions	347,291		1,954,048		2,301,339
Total Futures Contracts	$6,985,669	1.5%	$390,010	0.1%	$7,375,679	1.6%
Forward Contracts *
Currencies	$(597,710)	(0.1)%	$(960,561)	(0.2)%	$(1,558,271)	(0.3)%

Option Contracts *
Currencies	151,900	**	–	**	151,900	**
Interest Rates	167,532	**	–	**	167,532	**
Total Option Contracts	$319,432	0.1%	$–	**	$319,432	0.1%

Total Futures, Forward and Option Contracts	$6,707,391	1.5%	$(570,551)	(0.1)%	$6,136,840	1.4%

*	No individual futures and forward contract position constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of partners’ capital.

Commercial paper

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$8,000,000	1/10/2008	Progress Energy Co.	$7,989,340	1.7%
10,000,000	2/8/2008	Zions Banc Corp	9,947,117	2.2%
10,000,000	2/22/2008	GE Capital	9,932,833	2.2%
	Total Commercial paper		$27,869,290	6.1%

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments (continued)
December 31, 2007

Government-sponsored enterprises

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$10,000,000	1/24/2008	Federal Home Loan	$10,069,463	2.2%
10,000,000	2/7/2008	Federal Home Loan	10,056,005	2.2%
10,000,000	3/12/2008	Federal Home Loan	10,018,789	2.2%
10,000,000	7/16/2008	Federal Home Loan	11,780,935	2.6%
10,000,000	8/1/2008	Farmer Mac	10,222,306	2.2%
9,000,000	10/8/2008	Farmer Mac	9,094,000	2.0%
4,000,000	10/30/2008	Federal Home Loan	4,030,000	0.9%
12,000,000	11/19/2008	Federal Home Loan	12,064,750	2.6%
12,000,000	11/24/2008	Federal Home Loan	12,009,310	2.6%
8,000,000	11/28/2008	Federal Home Loan	8,033,367	1.8%
8,000,000	12/1/2008	Federal Home Loan	8,034,360	1.8%
	Total Government-sponsored enterprises		$105,413,285	23.1%

U.S. Government securities ***

Face Value		Fair Value	Percent of Partners’ Capital
$61,300,000	U.S. Treasury Bills, January 31, 2008	$61,148,504	13.4%
	Total U.S. Government securities (cost $61,139,861)	$61,148,504

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

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments (continued)
December 31, 2006

Commercial paper

Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$5,000,000	1/8/2007	Prudential Fund	$4,994,963	1.3%
	Total Commercial paper		$4,994,963	1.3%

Government-sponsored enterprises

Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$10,000,000	1/3/2007	Fed Home Disc Note	$9,997,167	2.6%
10,000,000	1/19/2007	Fed Home Disc Note	9,974,650	2.6%
10,000,000	1/29/2007	Farm Credit Disc Note	9,960,411	2.6%
13,000,000	2/16/2007	Farm Credit Disc Note	12,914,702	3.4%
10,000,000	5/1/2007	Farm Credit Disc Note	9,832,333	2.6%
10,000,000	5/3/2007	Fed Home Loan Floatr	10,039,356	2.6%
15,000,000	7/13/2007	Fed Home Loan Floatr	15,038,325	3.9%
10,000,000	10/26/2007	Fed Home Loan Floatr	10,007,125	2.6%
	Total Government-sponsored enterprises		$87,764,069	22.9%

U.S. Government securities ***

Face Value		Fair Value	Percent of Partners’ Capital
$58,500,000	U.S. Treasury Bills, January 25, 2007	$58,311,094	15.3%
	Total U.S. Government securities (cost $58,289,761)	$58,311,094

***	Pledged as collateral for the trading of futures, forward and option contracts.

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Statements of Operations
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Net trading gains (losses)
Net gain (loss) from trading
Realized	$67,015,724	$37,256,330	$6,429,059
Change in unrealized	(4,124,643)	5,033,718	715,870
Commissions	(964,438)	(1,469,921)	(2,457,124)
Net gains from trading	61,926,643	40,820,127	4,687,805
Income allocated from Dearborn Select Master Fund, SPC – Winton Segregated Portfolio	9,417,448	–	–
Total trading gains	71,344,091	40,820,127	4,687,805
Net investment income
Income
Interest income	17,475,172	16,093,168	8,436,400
Expenses
Brokerage commission	30,573,910	26,106,274	21,193,966
Incentive fees	7,017,463	3,823,552	1,643,676
Operating expenses	805,444	669,774	643,036
Total expenses	38,396,817	30,599,600	23,480,678
Net investment (loss)	$(20,921,645)	$(14,506,432)	$(15,044,278)
Net income (loss)	$50,422,446	$26,313,695	$(10,356,473)

Net Income (Loss) per General Partner & Class A Unit Limited Partner (based on weighted average number of units outstanding during the year)	$148.80	$98.75	$(36.11)
Net Income (Loss) per Class B Unit Limited Partner (based on weighted average number of units outstanding during the year)	$125.29	$82.71	$(35.34)
Increase (decrease) in Net Asset Value per General Partner & Class A Unit Limited Partner	$146.87	$97.03	$(37.96)
Increase (decrease) in Net Asset Value per Class B Unit Limited Partner	$120.26	$78.14	$(41.89)

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows provided by (used in) operating activities
Net income (loss)	$50,422,446	$26,313,695	$(10,356,473)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities
Net sales (purchases) of investments in U.S. Government securities	(2,837,410)	(1,971,868)	1,097,833
Net change in unrealized gain (loss) on open contracts, net	4,124,643	(5,033,718)	(715,870)
Net (gain) from investment in Dearborn Select Master Fund, SPC – Winton Segregated Portfolio	(9,417,448)	–	–
Net sales (purchases) of investments in Commercial paper	(22,874,327)	(4,994,963)	–
Net sales (purchases) of investments in Government-sponsored enterprises	(17,649,216)	(87,764,069)	–
Investment in Dearborn Select Master Fund, SPC – Winton Segregated Portfolio	(89,211,588)	–	–
(Increase) in interest receivable	(497,312)	(487,528)	(11,519)
(Increase) in receivable from General Partner	(50,000)	(100,000)	(600,000)
Increase (decrease) in brokerage commission payable	322,864	672,123	(38,786)
Increase (decrease) in accrued incentive fees	1,288,197	1,214,938	(1,529,181)
Increase (decrease) in accrued operating expenses	14,979	18,801	(23,239)

Net cash used in operating activities	(86,364,172)	(72,132,589)	(12,177,235)

Cash flows provided by financing activities
Partner additions	62,841,744	130,857,249	72,393,054
Redemptions	(53,878,849)	(57,077,208)	(56,083,338)
Offering costs	(1,728,970)	(1,315,299)	(1,748,106)

Net cash provided by financing activities	7,233,925	72,464,742	14,561,610

Net (decrease) increase in cash and cash equivalents	(79,130,247)	332,153	2,384,375

Cash and cash equivalents
Beginning of year	244,557,324	244,225,171	241,840,796
End of year	$165,427,077	$244,557,324	$244,225,171

End of year cash and cash equivalents consists of:
Cash in broker trading accounts	$5,227,545	$17,592,985	$(2,082,929)
Cash and cash equivalents	160,199,532	226,964,339	246,308,100

Total end of year cash and cash equivalents	$165,427,077	$244,557,324	$244,225,171

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Statements of Changes in Partners’ Capital
Years Ended December 31, 2007, 2006 and 2005

			Limited Partners		Limited Partners
	General Partner		Class A		Class B
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Partners’ capital, December 31, 2004	2,512.60	$2,772,714	60,634.01	$66,911,179	223,055.67	$219,970,138	$289,654,031
Contributions	327.36	350,000	8,304.62	8,829,246	69,543.78	65,810,552	74,989,798
Redemptions	—	—	(20,722.57)	(21,908,315)	(43,208.06)	(40,781,188)	(62,689,503)
Offering costs	—	—	—	(106,640)	—	(1,593,394)	(1,700,034)
Net loss	—	(96,541)	—	(2,347,996)	—	(7,911,936)	(10,356,473)
Partners’ capital, December 31, 2005	2,839.96	3,026,173	48,216.06	51,377,474	249,391.39	235,494,172	289,897,819
Contributions	558.77	645,000	7,990.87	9,336,899	110,603.12	111,541,043	121,522,942
Redemptions	—	—	(9,578.72)	(10,782,069)	(43,010.79)	(43,339,995)	(54,122,064)
Offering costs	—	—	—	(84,032)	—	(1,275,365)	(1,359,397)
Net income	—	280,178	—	4,361,597	—	21,671,920	26,313,695
Partners’ capital, December 31, 2006	3,398.73	3,951,351	46,628.21	54,209,869	316,983.72	324,091,775	382,252,995
Contributions	272.96	320,000	14,176.17	16,618,602	56,817.78	59,046,420	75,985,022
Redemptions	—	—	(9,432.45)	(11,166,190)	(38,092.81)	(40,048,152)	(51,214,342)
Offering costs	—	—	—	(106,370)	—	(1,653,955)	(1,760,325)
Net income	—	536,614	—	7,714,031	—	42,171,801	50,422,446
Partners’ capital, December 31, 2007	3,671.69	$4,807,965	51,371.93	$67,269,942	335,708.69	$383,607,889	$455,685,796
Net asset value per unit at December 31, 2004				$1,103.53		$986.17
Net asset value per unit at December 31, 2005				$1,065.57		$944.28
Net asset value per unit at December 31, 2006				$1,162.60		$1,022.42
Net asset value per unit at December 31, 2007				$1,309.47		$1,142.68

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

The Partnership is a multi-advisor pool that carries out its purpose through trading by independent professional commodity trading advisors retained by Dearborn Capital Management, L.L.C. (the “General Partner”) and the Partnership.  The Partnership also invests a portion of its assets in other commodity investment pools to achieve its purpose.  Through these trading advisors and investments in other commodity investment pools, the Partnership’s business is to trade, buy, sell, margin or otherwise acquire, hold or dispose of futures and forward contracts for commodities, financial instruments or currencies, any rights pertaining thereto and any options thereon, or on physical commodities.  The Partnership may also engage in hedge, arbitrage and cash trading of commodities and futures.

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

Fair value of financial instruments:  All of the Partnership’s assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

Income taxes:  No provision for income taxes has been made in these financial statements as each partner is individually responsible for reporting income or loss based on its respective share of the Partnership’s income and expenses as reported for income tax purposes.

Organization and offering costs:  All expenses incurred in connection with the organization and the initial and ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership.  This reimbursement is made monthly.  Class A units bear organization and offering expenses at an annual rate of 20 basis points (0.20 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets.  Through August 31, 2005, Class B units incurred these expenses at an annual rate of 90 basis points (0.90 percent).  Effective September 1, 2005, the annual rate was decreased to 60 basis points (0.60 percent) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted net assets.  “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions.  In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit.  Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses are charged against partners’ capital at the time of reimbursement or accrual.  Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued.  If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner.  At December 31, 2007, all organization and offering costs incurred by the General Partner have been reimbursed.  The General Partner intends to remit back to the Partnership a portion of the Partnership’s organization and offering expenses to the extent actual expenses incurred were less than the actual amount the Partnership paid the General Partner.  At December 31, 2007 and 2006, included in receivable from General Partner is $500,000 and $500,000, respectively, related to the reimbursement of organization and offering expenses of the Partnership.

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

Reclassification:  Certain amounts in the 2005 and 2006 financial statements have been reclassified to conform with the 2007 presentation.

Recently adopted accounting pronouncements:  On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The adoption of FIN 48 was effective for the Partnership on January 1, 2007, and did not impact our financial position, results of operations or cash flows.

Recent accounting pronouncements: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157 was effective for the Partnership on January 1, 2008, and did not impact our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions.  The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 is not expected to have a material impact on the Partnership’s financial position, results of operations or cash flows.

In April 2007 the FASB issued Interpretation No. 39-1, Amendment of FASB Interpretation No. 39 (“FIN 39-1”).  FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff.  It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  This interpretation is effective for fiscal years beginning after November 15, 2007.  The adoption of FIN 39-1 is not expected to have a material impact on the Partnership’s financial statements.

NOTE 2.   INVESTMENTS

Effective June 1, 2007, the General Partner reallocated the portion of the Partnership’s net assets previously allocated to Winton Capital Management Limited (“Winton”) to the GP Class of Dearborn Select Master Fund, SPC (“Dearborn Select”).  Dearborn Select was incorporated under the laws of the Cayman Islands on April 7, 2006 and is a private investment fund organized as a segregated portfolio company with limited liability.  The GP Class allocates the assets invested by the Partnership to Winton through one or more managed accounts, to be traded pursuant to Winton’s Diversified Program, the same trading program Winton previously traded for the Partnership.  The GP Class entered into an advisory agreement with Winton with respect to the managed account which is substantially similar to the Partnership’s previous trading advisory agreement with Winton.  The Partnership owns all of the outstanding Class GP units of the GP Class.  There have been no changes to the existing clearing broker arrangements/brokerage charge and no material changes to the other fees and expenses allocated to the Partnership as a result of this reallocation.  The General Partner of the Partnership is also the Investment Manager of Dearborn Select.

As of December 31, 2007, the Partnership’s interest in Dearborn Select constituted 21.6% of the Partnership’s net assets.  Summarized information reflecting the total assets, liabilities and capital for Dearborn Select is shown in the following table.

December 31, 2007
Total Assets	$100,252,828

Total Liabilities	$1,463,832

Total Capital	$98,788,996

Summarized information reflecting the Partnership’s investment in, and the operations of, Dearborn Select at December 31, 2007, is shown in the following table.

% of
Partnership’s	Fair	Total	Expenses		Net	Investment	Liquidity
Net Assets	Value	Income	Commissions	Other	Income	Objective	Provision

21.6%	$98,629,036	$14,005,040	$1,929,036	$2,658,556	$9,417,448	Speculative trading of futures contracts, options on futures contracts, forward contracts, swaps, derivatives and synthetics	Monthly or at such other times as the Directors may agree

NOTE 3.  DEPOSITS WITH BROKERS

The Partnership deposits assets with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such brokers.  The Partnership earns interest income on its assets deposited with the brokers.

NOTE 4.  COMMODITY TRADING ADVISORS

In addition to its investment in Dearborn Select through which a portion of its assets are managed by Winton, the Partnership has entered into advisory contracts with Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Co., Graham Capital Management, L.P., and Welton Investment Corporation to act as the Partnership’s commodity trading advisors (the “Advisors”).  The Advisors are paid a quarterly management fee ranging from 1 percent to 2 percent per annum of the Partnership’s month-end allocated net assets, which is paid by the General Partner from the brokerage commission (Note 5).

Additionally, the Advisors, including Winton, receive a quarterly incentive fee ranging from 20 percent to 24 percent of the new trading profits on the allocated net assets of the Advisor, which amounted to fees of $7,017,463, $3,823,552, and $1,643,676 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

Ten percent of the General Partner limited partnership interest in the Grant Park Futures Fund Limited Partnership is characterized as a general partnership interest.  Notwithstanding, the general partnership interest will continue to pay all fees associated with a limited partnership interest.

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

NOTE 6.  OPERATING EXPENSES

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership.  Through August 31, 2005, operating expenses of the Partnership were limited to 0.35 percent per year of the average month-end net assets of the Partnership.  Effective September 1, 2005, these expenses are limited to 0.25 percent per year of the average month-end net assets of the Partnership.  To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year.  For the year ended December 31, 2007, the operating expenses incurred by the Partnership were less than the percentages outlined above.  Accordingly, at December 31, 2007 and 2006, included in receivable from General Partner is $250,000 and $200,000, respectively, related to the reimbursement of operating expenses to the Partnership.

NOTE 7.  REDEMPTIONS

Limited Partners have the right to redeem units as of any month-end upon ten (10) days’ prior written notice to the Partnership.  The General Partner, however, may permit earlier redemptions in its discretion.  There are no redemption fees applicable to Class A Limited Partners or to Class B Limited Partners who redeem their units on or after the one-year anniversary of their subscription.  Class B Limited Partners who redeem their units prior to the one-year anniversary of their subscriptions will pay the applicable early redemption fee.  Redemptions will be made on the last day of the month for an amount equal to the net asset value per unit, as defined, represented by the units to be redeemed.  The right to obtain redemption is also contingent upon the Partnership’s having property sufficient to discharge its liabilities on the redemption date and may be delayed if the General Partner determines that earlier liquidation of commodity interest positions to meet redemption payments would be detrimental to the Partnership or nonredeeming Limited Partners.

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

2007	2006	2005

Total return – Class A Units	12.63%	9.11%	(3.44)%
Total return – Class B Units	11.76%	8.28%	(4.25)%
Ratios as a percentage of average net assets: *
Interest income	4.24%	4.78%	2.90%
Expenses prior to incentive fees	7.62%	7.95%	7.50%
Incentive fees	1.70%	1.13%	0.57%
Total expenses	9.32%	9.08%	8.07%
Net investment (loss) **	(3.38)%	(3.17)%	(4.60)%

*	Excludes the Partnership’s proportionate share of expenses and net investment income (loss) from Dearborn Select Master Fund, SPC – Winton Segregated Portfolio.
**	Excludes incentive fee.

The interest income and expense ratios above are computed based upon the weighted average net assets of the limited partners for the years ended December 31, 2007, 2006 and 2005.

The following per unit performance calculations reflect activity related to the Partnership.

	Class A Units	Class B Units
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at December 31, 2004	$1,103.53	$986.17
Income (loss) from operations
Net realized and change in unrealized gain from trading	26.04	21.95
Expenses net of interest income*	(62.15)	(57.29)
Total income (loss) from operations	(36.11)	(35.34)
Organization and offering costs*	(1.85)	(6.55)
Net asset value per unit at December 31, 2005	1,065.57	944.28
Income (loss) from operations
Net realized and change in unrealized gain from trading	148.32	131.24
Expenses net of interest income*	(49.57)	(48.53)
Total income (loss) from operations	98.75	82.71
Organization and offering costs*	(1.72)	(4.57)
Net asset value per unit at December 31, 2006	1,162.60	1,022.42
Income (loss) from operations
Net realized and change in unrealized gain from trading	213.92	187.11
Expenses net of interest income*	(65.12)	(61.82)
Total income (loss) from operations	148.80	125.29
Organization and offering costs*	(1.93)	(5.03)
Net asset value per unit at December 31, 2007	$1,309.47	$1,142.68

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

NOTE 9.  TRADING ACTIVITIES AND RELATED RISKS

The Partnership, through its Advisors, including Winton, engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, and forward contracts (collectively, derivatives).  These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy.  The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

Net trading results from derivatives for the years ended December 31, 2007, 2006 and 2005, are reflected in the statements of operations.  Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contract, and forward contracts.

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

The unrealized gain (loss) on open futures, forward and option contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Contracts (non-exchange-traded)		Option Contracts (exchange-traded)		Total
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Gross unrealized gains	$14,183,671	$20,243,989	$2,046,350	$5,208,155	$319,432	$–	$16,549,453	$25,452,144
Gross unrealized (losses)	(6,807,992)	(9,329,879)	(3,604,621)	(5,860,782)	–	–	(10,412,613)	(15,190,661)
Net unrealized gain (loss)	$7,375,679	$10,914,110	$(1,558,271)	$(652,627)	$319,432	$–	$6,136,840	$10,261,483

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

NOTE 11.  SUBSEQUENT EVENT

From January 1, 2008 to March 26, 2008, there were contributions and redemptions totaling approximately $22,985,000 and $6,519,000 respectively.

Independent Auditor’s Report

To the Shareholders
Dearborn Select Master Fund, SPC – Winton Segregated Portfolio
Grand Cayman, Cayman Islands

We have audited the accompanying statement of financial condition, including the condensed schedule of investments of Dearborn Select Master Fund, SPC – Winton Segregated Portfolio (the “Company”), as of December 31, 2007, and the related statements of operations, changes in shareholders' equity and cash flows for the period from June 1, 2007 (commencement of operations) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dearborn Select Master Fund, SPC – Winton Segregated Portfolio as of December 31, 2007, and the results of its operations and its cash flows for the period from June 1, 2007 (commencement of operations) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
March 26, 2008

McGladrey & Pullen, LLP is a member firm of RSM International –
an affiliation of separate and independent legal entities.

Dearborn Select Master Fund, SPC – Winton Segregated Portfolio
Statements of Financial Condition
December 31, 2007
(Expressed in U.S. dollars)

Assets
Equity in broker trading account:
Cash	$7,377,530
U.S. Government securities, at fair value	12,469,108
Unrealized gain on open futures contracts, net	1,250,392
Deposits with broker	21,097,030
Cash and cash equivalents	47,614,107
Commercial paper	8,458,676
Government-sponsored enterprises	22,731,032
Interest receivable	351,983
Total assets	$100,252,828
Liabilities and Shareholders’ Equity
Liabilities
Brokerage commission payable	$258,428
Accrued incentive fees	1,175,356
Management fee payable	1,948
Other payables	28,100
Total liabilities	1,463,832
Shareholders’ equity
Class GP	98,629,036
Class A	159,960
Total shareholders’ equity	98,788,996

Total liabilities and shareholders’ equity	$100,252,828

The accompanying notes are an integral part of these financial statements.

Dearborn Select Master Fund, SPC- Winton Segregated Portfolio
Condensed Schedule of Investments
December 31, 2007
(Expressed in U.S. dollars)

	Unrealized gain/(loss) on open long contracts	Percent of Shareholders' Equity	Unrealized gain/(loss) on open short contracts	Percent of Shareholders' Equity	Net unrealized gain/(loss) on open contracts	Percent of Shareholders' Equity
Futures Contacts*
U.S. Futures Positions:
Currencies	$77,274	0.1%	$(34,803)	**	$42,471	**
Energy	339,275	0.3%	(72,290)	(0.1)%	266,985	0.3%
Grains	1,015,644	1.0%	–	**	1,015,644	1.0%
Interest rates	(102,891)	(0.1)%	–	**	(102,891)	(0.1)%
Meats	(13,028)	**	32,560	**	19,532	**
Metals	390,270	0.4%	–	**	390,270	0.4%
Soft commodities	3,065	**	(170,296)	(0.2)%	(167,231)	(0.2)%
Stock indices	(123,104)	(0.1)%	–	**	(123,104)	(0.1)%
Total U.S. Futures Positions	1,586,505		(244,829)		1,341,676

Foreign Futures Positions:
Energy	$170,530	0.2%	–	**	170,530	0.2%
Interest rates	(132,569)	(0.1)%	(39,128)	**	(171,697)	(0.2)%
Metals	(620,144)	(0.6)%	316,710	0.3%	(303,434)	(0.3)%
Soft commodities	3,420	**	(11,605)	**	(8,185)	**
Stock indices	203,780	0.2%	17,722	**	221,502	0.2%
Total Foreign Futures Positions	(374,983)		283,699		(91,284)

Total Futures Contracts	$1,211,522	1.2%	$38,870	**	$1,250,392	1.3%

*	No individual futures and option contract position constituted greater than 5 percent of shareholders' equity. Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of shareholders' equity.

Commercial paper

Face Value	Maturity Date	Description	Fair Value	Percent of Shareholders' Equity
$2,000,000	1/10/2008	Progress Energy Co.	$1,997,335	2.0%
3,500,000	2/8/2008	Zions Banc Corp.	3,481,491	3.5%
3,000,000	2/22/2008	GE Capital	2,979,850	3.0%
	Total Commercial paper		$8,458,676	8.5%

The accompanying notes are an integral part of these financial statements.

Dearborn Select Master Fund, SPC – Winton Segregated Portfolio
Condensed Schedule of Investments (continued)
December 31, 2007
(Expressed in U.S. dollars)

Government-sponsored enterprises

Face Value	Maturity Date	Description	Fair Value	Percent of Shareholders' Equity
$2,000,000	6/15/2008	Federal National Mortgage Assoc.	$2,004,289	2.0%
3,500,000	7/16/2008	Federal Home Loan	3,585,502	3.6%
3,000,000	8/1/2008	Farmer Mac	3,066,692	3.1%
3,000,000	10/8/2008	Farmer Mac	3,031,333	3.1%
1,000,000	10/30/2008	Federal Home Loan	1,007,500	1.0%
3,000,000	11/19/2008	Federal Home Loan	3,016,188	3.1%
3,000,000	11/24/2008	Federal Home Loan	3,002,328	3.1%
2,000,000	11/28/2008	Federal Home Loan	2,008,342	2.0%
2,000,000	12/1/2008	Federal Home Loan	2,008,858	2.0%
	Total Government-sponsored enterprises		$22,731,032	23.0%

U.S. Government Securities ***

Face Value		Fair Value	Percent of Shareholders' Equity
$12,500,000	U.S. Treasury Bills, January 31, 2008	$12,469,108	12.6%
	Total U.S. Government Securities (cost $12,466,751)	$12,469,108

***	Pledged as collateral for the trading of futures, forward and option contracts.

The accompanying notes are an integral part of these financial statements.

Dearborn Select Master Fund, SPC – Winton Segregated Portfolio
Statement of Operations
Period from June 1, 2007 (commencement of operations) through December 31, 2007
(Expressed in U.S. dollars)

Investment Income
Interest	$2,547,579
2,547,579
Expenses
Brokerage commissions	1,767,930
Management fees	1,948
Incentive fees	2,662,490
4,432,368
Net investment (loss)	(1,884,789)
Trading gains
Realized gains from trading	10,066,605
Change in unrealized gains from trading	1,250,392
Total trading gains	11,316,997
Increase in net assets arising from operations	$9,432,208

The accompanying notes are an integral part of these financial statements.

Dearborn Select Master Fund, SPC – Winton Segregated Portfolio
Statements of Cash Flows
Period from June 1, 2007 (commencement of operations) through December 31, 2007
(Expressed in U.S. dollars)

Cash flows used in operating activities
Increase in net assets arising from operations	$9,432,208
Adjustments to reconcile net increase in net assets arising from operations to cash used in operating activities
Net purchases of investments in U.S. Government securities	(12,469,108)
Net change in unrealized gain on open futures contracts, net	(1,250,392)
Net purchases of investments in Commercial paper	(8,458,676)
Net purchases of investments in Government-sponsored enterprises	(22,731,032)
Increase in interest receivable	(351,983)
Increase in brokerage commission payable	258,428
Increase in accrued incentive fees	1,175,356
Increase in management fee payable	1,948
Increase in other payables	28,100

Net cash used in operating activities	(34,365,151)

Cash flows provided by financing activities
Proceeds from issuance of shares	89,356,788

Net cash provided by financing activities	89,356,788

Net increase in cash and cash equivalents	54,991,637

Cash and cash equivalents
Beginning of year	–
End of year	$54,991,637

End of year cash and cash equivalents consists of:
Cash in broker trading accounts	$7,377,530
Cash and cash equivalents	47,614,107

Total end of year cash and cash equivalents	$54,991,637

The accompanying notes are an integral part of these financial statements.

Dearborn Select Master Fund, SPC – Winton Segregated Portfolio
Statement of Changes in Shareholder’s Equity
Period from June 1, 2007 (commencement of operations) through December 31, 2007
(Expressed in U.S. dollars)

	Class GP					Class A
	Number of Shares	Share Capital	Share Premium	Accumulated Surplus/ (Deficit)	Class GP Total	Number of Shares	Share Capital	Share Premium	Accumulated Surplus/ (Deficit)	Class A Total	Total
Balance – beginning *	—	$—	$—	$—	$—	—	$—	$—	$—	$—	$—
Proceeds on subscription of shares	89,211.59	892	89,210,696	—	89,211,588	145.20	1	145,199	—	145,200	89,356,788
Payments on redemption of shares	—	—	—	—	—	—	—	—	—	—
Net gain	—	—	—	9,417,448	9,417,448	—	—	—	14,760	14,760	9,432,208
Balance - December 31, 2007	89,211.59	$892	$89,210,696	$9,417,448	$98,629,036	145.20	$1	$145,199	$14,760	$159,960	$98,788,996
Net asset value per share at December 31, 2007					$1,105.56					$1,101.65

*Commencement of operations of Class GP was June 1, 2007 and Class A was August 1, 2007.

The accompanying notes are an integral part of these financial statements.

Dearborn Select Master Fund, SPC – Winton Segregated Portfolio
Notes to Financial Statements

NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:  Dearborn Select Master Fund, SPC – Winton Segregated Portfolio (the “Company”) was formed in April 2006 and is an exempt segregated portfolio company with limited liability incorporated under the Companies Law (2004 Revision) of the Cayman Islands.  The Company commenced operations on June 16, 2006.  The Company’s strategy is to achieve capital appreciation of its assets through the investment and speculative trading of futures contracts, options on futures contracts, foreign currency and forward contracts, swaps and derivative contracts by independent trading advisors.

The Company offers shares of various segregated portfolios, each of which may use different investment trading methods and strategies as well as different products.  Dearborn Capital Management, L.L.C. (the “Investment Manager”) serves as investment manager and manages the Company’s assets pursuant to its trading methods and strategies.

Winton Segregated Portfolio is a segregated portfolio of the Company and commenced operations on June 1, 2007.  At December 31, 2007, Winton Segregated Portfolio had two shareholders, Dearborn Select Fund, Limited Partnership ("Dearborn Select") and Grant Park Futures Fund Limited Partnership ("Grant Park").

The Investment Manager allocates to the Winton Segregated Portfolio which is traded in accordance with Winton’s Diversified Program.  The investment technique of Winton’s Diversified Program consists of trading a portfolio of more than 100 futures and forward contracts on major commodity exchanges and forward markets worldwide, employing a computerized, technical, trend-following trading system developed by its principals.

 Significant accounting policies are as follows:

Use of estimates:  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents:  Cash and cash equivalents include cash and short-term investments in interest-bearing demand deposits with banks with maturities of three months or less.  Winton Segregated Portfolio maintains deposits with high quality financial institutions in amounts that are in excess of federally insured limits; however, Winton Segregated Portfolio does not believe it is exposed to any significant credit risk.

Revenue recognition:  Futures, options on futures, and forward contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are liquidated.  Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 — “Offsetting of Amounts Related to Certain Contracts.”  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  Market value of exchange-traded contracts is based upon exchange settlement prices.  Market value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.  Commercial paper is stated at cost plus accrued interest, which approximates market value.

Recent accounting pronouncements:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value

Measurements (“SFAS No. 157”).  SFAS  No. 157, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157 is effective for Winton Segregated Portfolio on January 1, 2008, and did not impact our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions.  The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 is not expected to have a material impact on Winton Segregated Portfolio’s financial position, results of operations or cash flows.

NOTE 2.  COMMODITY TRADING ADVISORS

The Company has entered into an advisory contract for itself and on behalf of the Winton Segregated Portfolio with Winton Capital Management (the “Advisor”) to act as the Winton Segregated Portfolio’s commodity trading advisor.  The Investment Manager will pay the Advisor from its management fee for the Advisor’s services to the Winton Segregated Portfolio in accordance with the Offering Memorandum.

NOTE 3.  INCOME TAXES

Under the current law of the Cayman Islands, there are no income, withholding, capital, corporation, inheritance or estate taxes.  The Company may not be exempt from withholding tax on dividend and interest income received from its investments in other jurisdictions.

NOTE 4.  DEPOSITS WITH BROKER

Winton Segregated Portfolio deposits assets with a broker subject to Commodity Futures Trading Commission (“CFTC”) regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of U.S. treasury bills and cash with such broker.  Winton Segregated Portfolio earns interest income on its assets deposited with the broker.

NOTE 5.  SHAREHOLDER’S EQUITY

The Company has authorized share capital of $50,000, divided into 10 shares of voting, non-participating shares (the “Management Shares”) having a par value of $1 per share and 49,990 redeemable, non-voting participating shares (the “Shares”) having a par value of $0.01 per share, which are divided into multiple separate and distinct segregated portfolios.  Each portfolio may have differing investment or trading methods and strategies, and may be subject to differing rights and obligations.

A shareholder may redeem part of or all of his shares in the Company on any day on one business day’s notice.  No redemption fees or penalties will be assessed on redemptions.  The Company has the right to temporarily suspend the right of redemption if it suspends the determination of its net asset value (NAV) per share.

NOTE 6.  FINANCIAL HIGHLIGHTS

Per share operating performance, total return and selected ratios for the period from June 1, 2007 through December 31, 2007 are provided in the tables below.

	Winton Segregated Portfolio
	Class GP	Class A
Total return	10.56%	10.17%
Ratios to average net assets:
Interest income	2.73%	1.93%
Expenses prior to incentive fees	1.90%	1.27%
Incentive fees	2.85%	2.57%
Total expenses	4.75%	3.84%
Net investment income*	0.83%	0.66%
__________
*Excludes incentive fee

The total return is based on the change in value during the period of a theoretical investment made at the beginning of each calendar month during the year.  An individual investor’s return may vary from these returns based on participation in different management fee and incentive allocation arrangements (as applicable) and the timing of capital transactions.

	Winton Segregated Portfolio
	Class GP	Class A
Net asset value per share – initial subscription*	$1,000.00	$1,000.00
Net investment loss*	(21.09)	(20.17)
Net realized and change in unrealized gain from trading*	126.65	121.82
Total increase in net assets arising from operations	105.56	101.65
Net asset value per share – December 31, 2007	$1,105.56	$1,101.65

*Commencement of operations for Winton Segregated Portfolio Class GP was June 1, 2007 and Class A was August 1, 2007.

The net investment loss per unit above is computed based on the average number of shares outstanding during the period.

The interest income, expenses prior to incentives fees and net investment income ratios are computed based upon the shareholder’s weighted average net assets for the period from June 1, 2007 (commencement of operations) through December, 31, 2007 for Winton Segregated Portfolio Class GP and for the period from August 1, 2007 (commencement of operations) through December 31, 2007 for Winton Segregated Portfolio Class A.

NOTE 7.  TRADING ACTIVITIES AND RELATED RISKS

The Winton Segregated Portfolio, through the Advisor, engages in the speculative trading of futures contracts, options on futures contracts, and forward contracts, swaps, derivatives and synthetics.  These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy.  The Winton Segregated Portfolio is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

Net trading results from derivatives for the period from June 1, 2007 (commencement of operations) through December 31, 2007 for the Winton Segregated Portfolio are reflected in the statement of operations.  Such trading results reflect the net gain arising from the Winton Segregated Portfolio’s speculative trading of futures contracts and options on futures contracts.

For derivatives, risks arise from changes in the market value of the contracts.  Theoretically, the Winton Segregated Portfolio is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.  As both a buyer and seller of options, the Winton Segregated Portfolio pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.  Written options expose the Winton Segregated Portfolio to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid.

In addition to market risk, in entering into commodity interest contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Winton Segregated Portfolio.  The counterparty for futures and options on futures contracts traded in the United States and on most non-U.S. futures exchanges is the clearinghouse associated with such exchange.  In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk.  In cases where the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.  In the case of forward contracts, over-the-counter options contracts or swap contracts, which are traded on the interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a clearinghouse backed by a group of financial institutions; thus, there likely will be greater counterparty credit risk.  The Winton Segregated Portfolio trades only with those counterparties that it believes to be creditworthy.  All positions of the Winton Segregated Portfolio are valued each day on a mark-to-market basis.  There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Winton Segregated Portfolio.

The unrealized gain (loss) on open futures and option contracts is comprised of the following:

Winton Segregated Portfolio Futures Contacts
	(exchange-traded)	Total
	December 31, 2007	December 31, 2007
Gross unrealized gains	$3,499,330	$3,499,330
Gross unrealized (losses)	(2,248,938)	(2,248,938)
Net unrealized gain (loss)	$1,250,392	$1,250,392

The Investment Manager has established procedures to actively monitor and minimize market and credit risks.  The shareholder bears the risk of loss only to the extent of the market value of his investments and, in certain specific circumstances, distributions and redemptions received.

NOTE 8.  INDEMNIFICATIONS

In the normal course of business, the Company and the Winton Segregated Portfolio enter into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications.  The Company and the Winton Segregated Portfolio’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company and the Winton Segregated Portfolio that have not yet occurred.  The Company and the Winton Segregated Portfolio expect the risk of any future obligation under these indemnifications to be remote.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois on the 28th day of March, 2008.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

By:	Dearborn Capital Management, L.L.C. its general partner

By:	/s/David M. Kavanagh
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2008.

Signature	Title

/s/ David M. Kavanagh	President (Principal Executive Officer)
David M. Kavanagh

/s/ Maureen O’Rourke	Chief Financial Officer (Principal Financial and Accounting Officer)
Maureen O’Rourke

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Third Amended and Restated Limited Partnership Agreement of the Registrant.
3.2(2)	Certificate of Limited Partnership of the Registrant.
10.1(2)	First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Rabar Market Research, Inc.
10.2(2)	First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and EMC Capital Management, Inc.
10.3(2)	First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Eckhardt Trading Company.
10.4(2)	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Graham Capital Management, L.P.
10.5(3)
Commodity Advisory Agreement among Dearborn Select Master Fund, SPC acting for the account of Winton Segregated Portfolio – Class GP, Dearborn Capital Management, L.L.C. and Winton Capital Management Limited.

10.6(4)	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Welton Investment Corporation.
10.7(5)	Subscription Agreement and Power of Attorney.
10.8(6)	Request for Redemption Form.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________
(1)	Included as Appendix A to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338) and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

(5)	Included as Appendix B to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338)
(6)	Included as Appendix D to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338)