Form 10-Q
period 2008-03-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2008-05-15
CIK 845698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  March 31, 2008

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐   No ☒

Index

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED March 31, 2008

Index

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership
Statements of Financial Condition

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets

Equity in brokers’ trading accounts:
U.S. Government securities, at fair value	$68,968,205	$61,148,504
Cash	(1,733,543)	5,227,545
Unrealized gain on open contracts, net	4,336,551	6,136,840
Deposits with brokers	71,571,213	72,512,889

Cash and cash equivalents	256,530,457	160,199,532
Commercial paper (cost, plus accrued interest at March 31, 2008 - $39,052,669, and December 31, 2007 - $27,869,290)	39,052,669	27,869,290
Government-sponsored enterprises (cost, plus accrued interest at March 31, 2008 - $73,494,056, and December 31, 2007 - $105,413,285)	73,494,056	105,413,285
Investment in Dearborn Select Master Fund, SPC	109,376,152	98,629,036
Interest receivable	1,432,498	1,838,411
Receivable from General Partner	–	750,000

Total assets	$551,457,045	$467,212,443

Liabilities and Partners’ Capital

Liabilities
Brokerage commission payable	$3,151,764	$2,769,915
Accrued incentive fees	10,429,135	2,503,135
Organization and offering costs payable	235,926	206,208
Accrued operating expenses	110,021	96,082
Pending partner additions	12,438,248	3,426,126
Redemptions payable	12,485,967	2,525,181
Total liabilities	38,851,061	11,526,647

Partners’ Capital
General Partner (3,773.35 and 3,671.69 units outstanding at March 31, 2008 and December 31, 2007, respectively)	5,518,529	4,807,965
Limited Partners
Class A (47,564.67 and 51,371.93 units outstanding at March 31, 2008 and December 31, 2007, respectively)	69,563,387	67,269,942
Class B (343,568.37 and 335,708.69 units outstanding at March 31, 2008 and December 31, 2007, respectively)	437,524,068	383,607,889
Total partners’ capital	512,605,984	455,685,796

Total liabilities and partners’ capital	$551,457,045	$467,212,443

The accompanying notes are an integral part of these financial statements.

Index

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments
March 31, 2008
(Unaudited)

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$654,852	0.1%	$(87,224)	**	$567,628	0.1%
Energy	1,946,018	0.4%	(2,329,367)	(0.5)%	(383,349)	(0.1)%
Grains	(628,832)	(0.1)%	455,350	0.1%	(173,482)	**
Interest rates	354,591	0.1%	–	**	354,591	0.1%
Meats	–	**	736,469	0.1%	736,469	0.1%
Metals	(418,055)	(0.1)%	–	**	(418,055)	(0.1)%
Soft commodities	(2,665,964)	(0.5)%	2,247,132	0.4%	(418,832)	(0.1)%
Stock indices	35	**	217,867	**	217,902	**
Total U.S. Futures Positions	(757,355)		1,240,227		482,872

Foreign Futures Positions:
Energy	1,406,210	0.3%	(487,160)	(0.1)%	919,050	0.2%
Interest rates	758,513	0.1%	(9,234)	**	749,279	0.1%
Metals	1,447,201	0.3%	(1,502,167)	(0.3)%	(54,966)	**
Soft commodities	(2,858)	**	–	**	(2,858)	**
Stock indices	(4,261)	**	(304,193)	(0.1)%	(308,454)	(0.1)%
Total Foreign Futures Positions	3,604,805		(2,302,754)		1,302,051

Total Futures Contracts	$2,847,450	0.5%	$(1,062,527)	(0.2)%	$1,784,923	0.3%

Forward Contracts *
Currencies	$1,644,782	0.3%	$(48,068)	**	$1,596,714	0.3%

Options on Futures Contracts *
U.S. Options on Futures Positions:
Currencies	991,656	0.2%	–	**	991,656	0.2%
Energy	215,658	**	–	**	215,658	**
Grains	–	**	(481,000)	(0.1)%	(481,000)	(0.1)%
Interest rates	182,173	**	–	**	182,173	**
Metals	88,105	**	–	**	88,105	**
Total U.S. Options on Futures Positions	1,477,592		(481,000)		996,592

Foreign Options on Futures Positions:
Interest rates	(41,678)	**	–	**	(41,678)	**
Total Foreign Options on Futures Positions	(41,678)		–		(41,678)
Total Options on Futures Contracts	$1,435,914	0.3%	$(481,000)	(0.1)%	$954,914	0.2%

Total Futures, Forward and Options on Futures Contracts	$5,928,146	1.1%	$(1,591,595)	(0.3)%	$4,336,551	0.8%

____________
*
No individual futures, forward and option on futures contract position constituted greater than 1 percent of partners’ capital.  Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of partners’ capital.

Commercial paper
Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$7,800,000	5/29/2008	Schering-Plough Corp.	$7,757,273	1.5%
12,000,000	6/10/2008	Allied Irish NA	11,934,667	2.3%
9,750,000	6/13/2008	Zions Bancorporation	9,685,547	1.9%
9,750,000	6/25/2008	Diageo Cap	9,675,182	1.9%
	Total Commercial paper		$39,052,669	7.6%

Index

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments (Continued)
March 31, 2008
(Unaudited)

Government-sponsored enterprises
Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$9,000,000	10/8/2008	Farmer Mac	$9,199,750	1.8%
4,000,000	10/30/2008	Federal Home Loan Banks	4,075,000	0.8%
12,000,000	11/24/2008	Federal Home Loan Banks	12,005,343	2.3%
8,000,000	12/1/2008	Federal Home Loan Banks	8,019,606	1.6%
10,000,000	12/26/2008	Federal Home Loan Banks	10,004,061	1.9%
10,000,000	1/2/2009	Federal Farm Credit Banks	10,075,422	2.0%
8,000,000	1/14/2009	Federal Home Loan Banks	8,079,372	1.6%
12,000,000	5/20/2009	Federal Home Loan Banks	12,035,502	2.3%
	Total Government-sponsored enterprises		$73,494,056	14.3%

U.S. Government Securities ***
Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$56,500,000	4/17/2008	U.S. Treasury bills (cost $56,462,098)	$56,478,122	11.0%
12,500,000	4/24/2008	U.S. Treasury bills (cost $12,489,211)	12,490,083	2.4%
	Total U.S. Government Securities		$68,968,205	13.4%
____________
***	Pledged as collateral for the trading of futures, forward and option on futures contracts.

Investment in Dearborn Select Master Fund, SPC
Percent of Partners' Capital	Cost	Fair Value	Investment Objective	Liquidity Provision
21.3%	$89,211,588	$109,376,152	Speculative trading of futures contracts, options on futures contracts, forward contracts, swaps, derivatives and synthetics	Monthly or at such other times as the Directors may agree

Proportional Share of Investments in Dearborn Select Master Fund, SPC as of March 31, 2008 (1)

U.S. Government Securities
Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$10,000,000	4/24/2008	U.S. Treasury bills (cost $9,991,339)	$9,992,067	1.9%
	Total U.S. Government Securities		$9,992,067
____________
(1)
Represents Grant Park Futures Fund Limited Partnership's proportional share of Dearborn Select Master Fund, SPC's individual underlying investments which exceed 1% of Grant Park Futures Fund Limited Partnership's partners' capital at March 31, 2008.

The accompanying notes are an integral part of these financial statements.

Index

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments
December 31, 2007

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$(507,429)	(0.1)%	$(181,541)	**	$(688,970)	(0.2)%
Energy	2,381,223	0.5%	(623,280)	(0.1)%	1,757,943	0.4%
Grains	3,996,469	0.9%	(591,561)	(0.1)%	3,404,908	0.7%
Interest rates	230,001	0.1%	(1,922)	**	228,079	0.1%
Meats	(6,000)	**	23,549	**	17,549	**
Metals	491,430	0.1%	–	**	491,430	0.1%
Soft commodities	104,661	**	(408,502)	(0.1)%	(303,841)	(0.1)%
Stock indices	(51,977)	**	219,219	**	167,242	**
Total U.S. Futures Positions	6,638,378		(1,564,038)		5,074,340

Foreign Futures Positions:
Energy	665,591	0.1%	(128,820)	**	536,771	0.1%
Interest rates	993,584	0.2%	268,995	0.1%	1,262,579	0.3%
Metals	(1,718,224)	(0.4)%	1,639,699	0.4%	(78,525)	**
Soft commodities	12,891	**	–	**	12,891	**
Stock indices	393,449	**	174,174	**	567,623	0.1%
Total Foreign Futures Positions	347,291		1,954,048		2,301,339

Total Futures Contracts	$6,985,669	1.5%	$390,010	0.1%	$7,375,679	1.6%

Forward Contracts *
Currencies	$(597,710)	(0.1)%	$(960,561)	(0.2)%	$(1,558,271)	(0.3)%

Options on Futures Contracts *
Currencies	151,900	**	–	**	151,900	**
Interest Rates	167,532	**	–	**	167,532	**
Total Options on Futures Contracts	$319,432	0.1%	$–	**	$319,432	0.1%

Total Futures, Forward and Options on Futures Contracts	$6,707,391	1.5%	$(570,551)	(0.1)%	$6,136,840	1.4%

____________
*
No individual futures, forward and option on futures contract position constituted greater than 1 percent of partners’ capital.   Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of partners’ capital.

Commercial paper
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$8,000,000	1/10/2008	Progress Energy Co.	$7,989,340	1.7%
10,000,000	2/8/2008	Zions Bancorporation	9,947,117	2.2%
10,000,000	2/22/2008	GE Capital	9,932,833	2.2%
	Total Commercial paper		$27,869,290	6.1%

Index

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments (Continued)
December 31, 2007

Government-sponsored enterprises
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$10,000,000	1/24/2008	Federal Home Loan	$10,069,463	2.2%
10,000,000	2/7/2008	Federal Home Loan	10,056,005	2.2%
10,000,000	3/12/2008	Federal Home Loan	10,018,789	2.2%
10,000,000	7/16/2008	Federal Home Loan	11,780,935	2.6%
10,000,000	8/1/2008	Farmer Mac	10,222,306	2.2%
9,000,000	10/8/2008	Farmer Mac	9,094,000	2.0%
4,000,000	10/30/2008	Federal Home Loan	4,030,000	0.9%
12,000,000	11/19/2008	Federal Home Loan	12,064,750	2.6%
12,000,000	11/24/2008	Federal Home Loan	12,009,310	2.6%
8,000,000	11/28/2008	Federal Home Loan	8,033,367	1.8%
8,000,000	12/1/2008	Federal Home Loan	8,034,360	1.8%
	Total Government-sponsored enterprises		$105,413,285	23.1%

U.S. Government Securities ***
Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$61,300,000	1/31/2008	U.S. Treasury bills (cost $61,139,861)	$61,148,504	13.4%
	Total U.S. Government Securities		$61,148,504
____________
***	Pledged as collateral for the trading of futures, forward and option on futures contracts.

Investment in Dearborn Select Master Fund, SPC
Percent of Partners’ Capital	Cost	Fair Value	Investment Objective	Liquidity Provision
21.6%	$89,211,588	$98,629,036	Speculative trading of futures contracts, options on futures contracts, forward contracts, swaps, derivatives and synthetics	Monthly or at such other times as the Directors may agree

Proportional Share of Investments in Dearborn Select Master Fund, SPC as of December 31, 2007 (1)

U.S. Government Securities
Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$12,500,000	1/31/2008	U.S. Treasury bills (cost $12,466,751)	$12,469,108	2.7%
	Total U.S. Government Securities		$12,469,108
____________
(1)
Represents Grant Park Futures Fund Limited Partnership's proportional share of Dearborn Select Master Fund, SPC's individual underlying investments which exceed 1% of Grant Park Futures Fund Limited Partnership's partners' capital at December 31, 2007.

The accompanying notes are an integral part of these financial statements.

Index

Grant Park Futures Fund Limited Partnership
Statements of Operations

	Three Months Ended March 31,
	2008	2007
	(Unaudited)

Net trading gains (losses)
Net gain (loss) from trading
Realized	$61,131,023	$(27,267,902)
Change in unrealized	(1,800,290)	309,435
Commissions	(1,515,684)	(1,472,161)

Net gains (losses) from trading	57,815,049	(28,430,628)

Income allocated from Dearborn Select Master Fund, SPC	10,747,116	–

Total trading gains (losses)	68,562,165	(28,430,628)

Net investment income
Income
Interest income	3,513,459	4,825,130

Expenses from operations
Brokerage commission	7,698,246	6,306,850
Incentive fees	10,429,135	–
Operating expenses	320,484	245,360

Total expenses	18,447,865	6,552,210

Net investment (loss)	(14,934,406)	(1,727,080)

Net income (loss)	$53,627,759	$(30,157,708)

Net income (loss) per unit from operations (based on weighted average number of units outstanding during the period):
General Partner & Class A Unit Limited Partner	$153.78	$(85.38)
Class B Unit Limited Partner	$132.70	$(76.10)

Increase (decrease) in net asset value per unit for the period:
General Partner & Class A Unit Limited Partner	$153.03	$(85.97)
Class B Unit Limited Partner	$130.79	$(77.62)

The accompanying notes are an integral part of these financial statements.

Index

Grant Park Futures Fund Limited Partnership
Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
	(Unaudited)

Cash Flows Provided By (Used In) Operating Activities
Net income (loss)	$53,627,759	$(30,157,708)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net purchases of investments in U.S. Government securities	(7,819,701)	(9,962,857)
Net change in unrealized (gain) loss on open contracts, net	1,800,289	(309,435)
Net gain from investment in Dearborn Select Master Fund, SPC	(10,747,116)	–
Net purchases of investments in Commercial paper	(11,183,379)	(4,886,365)
Net sales (purchases) of investments in Government-sponsored enterprises	31,919,229	(15,701,547)
Decrease in interest receivable	405,913	133,325
Decrease in receivable from General Partner	750,000	700,000
Increase (decrease) in brokerage commission payable	381,849	(27,359)
Increase (decrease) in accrued incentive fees	7,926,000	(1,214,938)
Increase (decrease) in accrued operating expenses	13,939	(2,317)

Net cash provided by (used in) operating activities	67,074,782	(61,429,201)

Cash Flows Provided By Financing Activities
Partner additions	31,997,526	17,791,854
Redemptions	(9,044,256)	(10,748,655)
Offering costs	(658,215)	(530,946)

Net cash provided by financing activities	22,295,055	6,512,253

Net increase (decrease) in cash and cash equivalents	89,369,837	(54,916,948)

Cash and cash equivalents:
Beginning of period	165,427,077	244,557,324

End of period	$254,796,914	$189,640,376

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$(1,733,543)	$(1,018,225)
Cash and cash equivalents	256,530,457	190,658,601
Total end of period cash and cash equivalents	$254,796,914	$189,640,376

The accompanying notes are an integral part of these financial statements.

Index

Grant Park Futures Fund Limited Partnership
Statements of Changes in Partners’ Capital (Net Asset Value)
(Unaudited)

			Limited Partners		Limited Partners
	General Partner		Class A		Class B
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Three Months Ended March 31, 2008
Partners’ capital, December 31, 2007	3,671.69	$4,807,965	51,371.93	$67,269,942	335,708.69	$383,607,889	$455,685,796
Contributions	101.66	145,000	3,225.36	4,586,679	14,930.87	18,253,725	22,985,404
Redemptions	—	—	(7,032.62)	(10,220,140)	(7,071.19)	(8,784,902)	(19,005,042)
Offering Costs	—	—	—	(40,615)	—	(647,318)	(687,933)
Net Income (loss)	—	565,564	—	7,967,521	—	45,094,674	53,627,759
Partners’ capital, March 31, 2008	3,773.35	$5,518,529	47,564.67	$69,563,387	343,568.37	$437,524,068	$512,605,984

Net asset value per unit at December 31, 2007	$1,309.47	$1,142.68
Net asset value per unit at March 31, 2008	$1,462.50	$1,273.47

			Limited Partners		Limited Partners
	General Partner		Class A		Class B
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Three Months Ended March 31, 2007
Partners’ capital, December 31, 2006	3,398.73	$3,951,351	46,628.21	$54,209,869	316,983.72	$324,091,775	$382,252,995
Contributions	176.72	205,000	8,460.16	9,848,523	19,565.92	19,857,523	29,911,046
Redemptions	—	—	(1,630.58)	(1,820,982)	(8,017.61)	(7,859,129)	(9,680,111)
Offering Costs	—	—	—	(32,230)	—	(492,176)	(524,406)
Net Income (loss)	—	(306,904)	—	(4,650,689)	—	(25,200,115)	(30,157,708)
Partners’ capital, March 31, 2007	3,575.45	$3,849,447	53,457.79	$57,554,491	328,532.03	$310,397,878	$371,801,816

Net asset value per unit at December 31, 2006	$1,162.60	$1,022.42
Net asset value per unit at March 31, 2007	$1,076.63	$944.80

The accompanying notes are an integral part of these financial statements.

Index

Grant Park Futures Fund Limited Partnership

Notes to Financial Statements
(Unaudited)

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:  Grant Park Futures Fund Limited Partnership (the “Partnership”) was organized as a limited partnership under Illinois law in August 1988 and will continue until December 31, 2027, unless sooner terminated as provided for in its Limited Partnership Agreement.  As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission (“CFTC”), an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Partnership executes transactions.  Additionally, the Partnership is subject to the requirements of futures commission merchants (“FCMs”) and interbank and other market makers through which the Partnership trades.  Effective June 30, 2003, the Partnership became registered with the Securities and Exchange Commission (“SEC”), accordingly, as a registrant, the Partnership is subject to the regulatory requirements under the Securities Act of 1933, as amended and the Securities Exchange Act of 1934.

The Partnership is a multi-advisor pool that carries out its purpose through trading by independent professional commodity trading advisors retained by Dearborn Capital Management, L.L.C. (the “General Partner”) and the Partnership.  The Partnership also invests in other commodity investment pools to achieve its purpose.  Through these trading advisors, and investments in other commodity investment pools, the Partnership’s business is to trade, buy, sell, margin or otherwise acquire, hold or dispose of futures and forward contracts for commodities, financial instruments or currencies, any rights pertaining thereto and any options thereon, or on physical commodities.  The Partnership may also engage in hedge, arbitrage and cash trading of commodities and futures.

Presentation of financial information:  The financial statements include the accounts of the Partnership and were prepared by us without audit according to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations.  In our opinion, the accompanying interim, unaudited, financial statements contain all adjustments (consisting of normal recurring accruals) necessary and adequate disclosures to present fairly the financial position as of March 31, 2008 and the results of operations for the three months ended March 31, 2008 and 2007.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2007 Annual Report on Form 10-K as filed with the SEC.

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

Revenue recognition and investments:  Futures, options on futures, and forward contracts are recorded on the trade date basis and realized gains or losses are recognized when contracts are liquidated.  Unrealized gains or losses on open contracts (the difference between contract trade price and fair value) are reported in the statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 39 — Offsetting of Amounts Related to Certain Contracts, as amended by FASB FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39.  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  Fair value of exchange-traded contracts is based upon exchange settlement prices.  Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.  Government-sponsored enterprises and commercial paper are stated at cost plus accrued interest, which approximates fair value.

Index

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

Redemptions payable:  Pursuant to the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), redemptions approved by the General Partner prior to month end are recorded as redemptions payable as of month end.

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

Organization and offering costs:  All expenses incurred in connection with the organization and the initial and ongoing public offering of Partnership Interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership.  This reimbursement is made monthly.  Class A units bear organization and offering expenses at an annual rate of 20 basis points (0.20 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets.  Class B units incur these expenses at an annual rate of 60 basis points (0.60 percent) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted assets.  “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions.  In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses are charged against partners’ capital at the time of reimbursement or accrual.  Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued.  If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner.  At March 31, 2008, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Reclassification:  Certain amounts in the 2007 financial statements have been reclassified to conform with the 2008 presentation.

Recently adopted accounting pronouncements:  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157 was effective for the Partnership on January 1, 2008, and did not impact our financial position, results of operations or cash flows.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Inputs are broadly defined under SFAS 157 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1.  Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Index

Level 2.  Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly.  A significant adjustment to a Level 2 input could result in the Level 2 measurement becoming a Level 3 measurement.

Level 3.  Inputs are unobservable for the asset or liability.

The following section describes the valuation techniques used by the Partnership to measure different financial instruments at fair value and includes the level within the fair value hierarchy in which the financial instrument is categorized.

Fair value of exchange-traded contracts is based upon exchange settlement prices.  Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.  Government-sponsored enterprises and commercial paper are stated at cost plus accrued interest, which approximates fair value.  These financial instruments are classified in Level 1 of the fair value hierarchy.

The Partnership’s investment in the Dearborn Select Master Fund, SPC – Winton Segregated Portfolio – Class GP (the “GP Class”) is reported in the statement of financial condition at fair value.  Fair value ordinarily is the value determined by the management of the GP Class in accordance with the valuation policies of the GP Class and as reported at the time of the Partnership’s valuation.  Generally, the fair value of the Partnership’s investment in the GP Class represents the amount that the Partnership could reasonably expect to receive from the GP Class if the Partnership’s investment was redeemed at the time of valuation, based on information reasonably available at the time the valuation is made and that the Partnership believes to be reliable.  This financial instrument is classified in Level 3 of the fair value hierarchy.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

Assets	Level 1	Level 2	Level 3	Total
U.S. Government Securities	$68,968,205	$-	$-	$68,968,205
Futures contracts	1,784,923	-	-	1,784,923
Forward contracts	1,596,714	-	-	1,596,714
Options on futures contracts	954,914	-	-	954,914
Commercial paper	39,052,669	-	-	39,052,669
Government-sponsored enterprises	73,494,056	-	-	73,494,056
Investment in Dearborn Select Master Fund, SPC	-	-	109,376,152	109,376,152

Financial instruments classified as Level 3 in the fair value hierarchy represent the Partnership’s investment in the GP Class in which management has used at least one significant unobservable input in the valuation model.  The following table presents a reconciliation of activity for the GP Class:

Balance at January 1, 2008	$98,629,036
Total Realized and Unrealized Gains or (Losses) included in Income	10,747,116
Purchases, Issuances and Settlements	-
Transfers in and (or) out of Level 3	-

Balance at March 31, 2008	$109,376,152

In April 2007 the FASB issued Interpretation No. 39-1, Amendment of FASB Interpretation No. 39 (“FIN 39-1”).  FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff.  It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  This interpretation is effective for fiscal years beginning after November 15, 2007.  The adoption of FIN 39-1 did not have a material impact on the Partnership’s financial statements.

Recent accounting pronouncements:  In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133.  It also applies to non-derivative hedging instruments and all hedged items

Index

designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of disaggregation that will be required in an entity’s financial statements.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements.  SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

Note 2.   Investment in Dearborn Select Master Fund, SPC

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

Summarized information reflecting the total assets, liabilities and capital for Dearborn Select is shown in the following table.

March 31, 2008
Total Assets	$112,726,300

Total Liabilities	$3,172,570

Total Capital	$109,553,730

Summarized information reflecting the Partnership’s investment in, and the allocated results of the operations of, Dearborn Select at March 31, 2008, is shown in the following table.

% of Partnership’s Net Assets	Cost	Fair Value	Total Income	Expenses		Net Income	Investment Objective
				Commissions	Other			Liquidity Provision

21.3%	$ 89,211,588	$ 109,376,152	$14,541,600	$ 950,182	$ 2,844,302	$10,747,116	Speculative trading of futures contracts, options on futures contracts, forward contracts, swaps, derivatives and synthetics	Monthly or at such other times as the Directors may agree

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

Index

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

The Partnership pays the General Partner a monthly brokerage commission equal to one twelfth of 7.55 percent (7.55 percent annualized) of month-end net assets for Class A units and one twelfth of 8.00 percent (8.00 percent annualized) of month-end net assets for Class B units.  Included in the brokerage commission are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered.

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

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Total return – A Units	11.69%	(7.39)%
Total return – B Units	11.45%	(7.59)%
Ratios as a percentage of average net asset (1):
Interest income (2)	2.88%	5.00%
Expenses prior to incentive fees (2)	6.58%	6.80%
Incentive fees (2)	8.55%	–
Total expenses (2)	15.13%	6.80%
Net investment loss (2) (3)	(3.70)%	(1.80)%

____________
(1)	Excludes the Partnership’s proportionate share of expenses and net investment income (loss) from Dearborn Select Master Fund, SPC – Winton Segregated Portfolio.
(2)	Annualized.
(3)	Excludes incentive fee.

The interest income and expense ratios above are computed based upon the weighted average net assets of the Partnership for the three months ended March 31, 2008 and 2007 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three months ended March 31, 2008 and 2007.

Class A Units	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,309.47	$1,162.60
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	208.69	(76.89)
Expenses net of interest income (1)	(54.91)	(8.49)
Total income (loss) from operations	153.78	(85.38)
Organization and offering costs (1)	(0.75)	(0.59)
Net asset value per unit at end of period	$1,462.50	$1,076.63

Index

Class B Units	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,142.68	$1,022.42
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	180.90	(67.67)
Expenses net of interest income (1)	(48.20)	(8.43)
Total income (loss) from operations	132.70	(76.10)
Organization and offering costs (1)	(1.91)	(1.52)
Net asset value per unit at end of period	$1,273.47	$944.80

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

Net trading results from derivatives for the three months ended March 31, 2008 and 2007, are reflected in the statements of operations.  Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contract, and forward contracts.

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

Index

The unrealized gain(loss) on open futures and forward contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Contracts (non-exchange-traded)		Option Contracts (exchange-traded)		Total
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007

Gross unrealized gains	$16,867,729	$14,183,671	$8,809,955	$2,046,350	$1,477,592	$319,432	$27,155,276	$16,549,453
Gross unrealized (losses)	(15,082,806)	(6,807,992)	(7,213,241)	(3,604,621)	(522,678)	–	(22,818,725)	(10,412,613)
Net unrealized gain (loss)	$1,784,923	$7,375,679	$1,596,714	$(1,558,271)	$954,914	$319,432	$4,336,551	$6,136,840

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

Note 11.  Subsequent Event

From April 1, 2008 to May 14, 2008, there were aggregate contributions to and redemptions from the Partnership totaling approximately $24,798,000 and $5,560,000, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Grant Park Futures Fund Limited Partnership (“Grant Park”) is a multi-advisor commodity pool organized to pool assets of its investors for purposes of investing those assets in U.S. and international commodity futures and forward contracts and other commodity interests, including options contracts on futures, forwards and commodities, spot contracts, swap contracts and security futures.  The commodities underlying these contracts may include stock indices, interest rates, currencies or physical commodities, such as agricultural products, energy products or metals.  Grant Park has been in continuous operation since it commenced trading on January 1, 1989.  Grant Park’s general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C., an Illinois limited liability company.  The managing member of Dearborn Capital Management, L.L.C. is Dearborn Capital Management, Ltd., an Illinois corporation whose sole shareholder is David M. Kavanagh.

Grant Park invests through independent professional commodity trading advisors retained by the general partner.  Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Company, or ETC, Graham Capital Management, L.P., Winton Capital Management Limited, and Welton Investment Corporation serve as Grant Park’s commodity trading advisors.  Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of March 31, 2008, the general partner allocated Grant Park’s net assets among its core trading advisors Rabar, EMC and Welton and non-core trading advisors Graham and ETC.  No more than twenty five percent of Grant Park’s assets are allocated to any one trading advisor.  The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

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

Index

Critical Accounting Policies

Grant Park’s most significant accounting policy is the valuation of its assets invested in other commodity investment pools and in U.S. and international futures and forward contracts, options contracts and other interests in commodities.  Grant Park primarily invests in exchange-traded contracts, valued based upon exchange settlement prices. The remainder of its investments are non-exchange-traded contracts with valuation of those investments based on third-party quoted dealer values on the Interbank market. With the valuation of the investments easily obtained, there is little or no judgment or uncertainty involved in the valuation of investments, and accordingly, it is unlikely that materially different amounts would be reported under different conditions using different but reasonably plausible assumptions.  Grant Park’s significant accounting policies are described in detail in Note 1 of the Financial Statements.

Valuation of Financial Instruments

Proper valuation of financial instruments is a critical component of Grant Park’s financial statement preparation.  On January 1, 2008, Grant Park adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”) as it relates to financial assets and financial liabilities.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Inputs are broadly defined under SFAS 157 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1.  Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2.  Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly.  A significant adjustment to a Level 2 input could result in the Level 2 measurement becoming a Level 3 measurement.

Level 3.  Inputs are unobservable for the asset or liability.

The following section describes the valuation techniques used by Grant Park to measure different financial instruments at fair value and includes the level within the fair value hierarchy in which the financial instrument is categorized.

Fair value of exchange-traded contracts is based upon exchange settlement prices.  Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.  Government-sponsored enterprises and commercial paper are stated at cost plus accrued interest, which approximates fair value.  These financial instruments are classified in Level 1 of the fair value hierarchy.

Grant Park’s investment in the Dearborn Select Master Fund, SPC – Winton Segregated Portfolio – Class GP (the “GP Class”) is reported in the statement of financial condition at fair value.  Fair value ordinarily is the value determined by the management of the GP Class in accordance with the valuation policies of the GP Class and as reported at the time of Grant Park’s valuation.  Generally, the fair value of Grant Park’s investment in the GP Class represents the amount that Grant Park could reasonably expect to receive from the GP Class if Grant Park’s investment was redeemed at the time of valuation, based on information reasonably available at the time the valuation is made and that Grant Park believes to be reliable.  This financial instrument is classified in Level 3 of the fair value hierarchy.

The following table presents Grant Park’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

Assets	Level 1	Level 2	Level 3	Total
U.S. Government Securities	$68,968,205	$-	$-	$68,968,205
Futures contracts	1,784,923	-	-	1,784,923
Forward contracts	1,596,714	-	-	1,596,714
Options on futures contracts	954,914	-	-	954,914
Commercial paper	39,052,669	-	-	39,052,669
Government-sponsored enterprises	73,494,056	-	-	73,494,056
Investment in Dearborn Select Master Fund, SPC	-	-	109,376,152	109,376,152

Index

Financial instruments classified as Level 3 in the fair value hierarchy represent Grant Park’s investment in the GP Class in which management has used at least one significant unobservable input in the valuation model.  The following table presents a reconciliation of activity for the GP Class:

Balance at January 1, 2008	$98,629,036
Total Realized and Unrealized Gains or (Losses) included in Income	10,747,116
Purchases, Issuances and Settlements	-
Transfers in and (or) out of Level 3	-

Balance at March 31, 2008	$109,376,152

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

Results of Operations

Grant Park’s net return, which consists of Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the quarter ended March 31, 2008 was approximately 11.7% for the Class A units and 11.5% for the Class B units.  The net asset value at March 31, 2008 was approximately $512.6 million, at December 31, 2007 was approximately $455.7 million and at March 31, 2007 was approximately $371.8 million.

The table below sets forth Grant Park’s trading gains or losses which include the investment in the GP Class by sector for the three month periods ended March 31, 2008 and 2007.

	% Gain(Loss)
	Three Months Ended March 31,
Sector	2008	2007
Interest Rates	3.8%	(1.7)%
Currencies	2.1	(2.0)
Stock Indices	(0.2)	(2.4)
Energy	2.5	0.4
Agriculturals	3.3	(0.7)
Metals	2.5	0.2
Softs	1.5	(0.4)
Meats	0.4	(0.1)
Total	15.9%	(6.7)%

Index

Three months ended March 31, 2008 compared to three months ended March 31, 2007

For the three months ended March 31, 2008, Grant Park had a positive return of approximately 11.7% for the Class A units and 11.5% for the Class B units.  On a combined unit basis prior to expenses, approximately 15.9% resulted from trading gains and 0.9% was due to interest income.  These gains were offset by approximately 5.3% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.  For the same period in 2007, Grant Park had a negative return of approximately 7.4% for the Class A units and 7.6% for the Class B units.  On a combined unit basis prior to expenses, approximately 6.7% resulted from trading losses which were offset by 1.2% of interest income.  The trading losses were further increased by approximately 2.1% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three months ended March 31, 2008

The softs/agricultural sector was the single biggest contributor to the portfolio in the first quarter of 2008.  On the tails of record breaking price moves in many of the grains and softs markets, the sector accounted for nearly 1/3 of Grant Park’s profits.  Rallies in the grains markets were fueled by reports of diminishing grains supply in the U.S. and China coupled with the drastic devaluing of the US dollar.  Weather concerns in the Midwest and poor crop expectations late in the quarter also added to gains.

Long positions in the interest rate sector proved profitable as the far reaching hand of the 2007 U.S. credit crisis had an influence on the economy this quarter as well.  Interest rates were cut 150 basis points over the last 3 months, on 2 separate interventions by the Federal Reserve Bank, driving up prices in the fixed income markets.

Grant Park added to profits in the energy sector as well, riding on the tails of strong upward trends in nearly all of the energy markets.  Crude oil hit all-time highs on multiple occasions throughout the quarter as a result of the weakening greenback and ongoing supply concerns in some of the world’s largest energy producing nations.  Despite minor shifts to alternative energy in the U.S., oil demand remained high throughout the quarter keeping oil prices elevated.

The first quarter’s commodity boom was visible in the metals sector as well.  Speculators and hedgers drove prices upwards across precious metals in response to a weakening global economy.

A sliding U.S. dollar helped the currency portion of the portfolio as many of Grant Park’s short dollar positions reaped profits.  With many of the effects of the turmoil caused by the U.S. housing markets now being realized, the value of major currencies such as the euro, British pound, and New Zealand dollar rose steadily against the greenback.  Recent rate cuts, combined with speculation of further cuts, by the Fed exacerbated the weakening of the currency.

The bulk of the losses for the quarter came form the international equity indices markets.  Long positions early in the quarter registered losses as fear of U.S. recession and a weakening global economy caused global equity markets to plummet.  Steadily rising commodity prices since the onset of 2008 have also served as a major hindrance to corporate growth across the globe.

Key trading developments for Grant Park during the first three months of 2008 include the following:

Grant Park recorded gains for the month of January.  Class A units were up 2.49% and Class B units were up 2.42%.  Grant Park’s long positions in the interest rate sector posted gains after the US Federal Reserve cut short-term interest rates by 75 basis points during a rare inter-meeting move on January 22nd.  Positions in the shorter dated products benefited as prices for Eurodollars soared on the news and rallied further after the central bank elected to reduce rates by an additional 50 basis points during its regularly scheduled meeting at the end of the month.  A report showing a drop in December payrolls also pushed fixed income prices higher.  Grain prices rallied during the month, resulting in gains to Grant Park’s long positions in the soft/agricultural commodity sector.  The largest profits came from the corn market after prices rallied in response to a US Department of Agriculture report that estimated the size of US corn inventories to be 20% lower than previous USDA forecasts.  Soybean and wheat prices were also higher on speculation that falling grain stockpiles could substantially increase competition for planting acreage.  Long positions in the metals sector benefited as gold prices soared during the month, rallying more than 9% as investors continued to purchase the precious metal in an effort to protect themselves from the uncertainty of global financial markets and a weaker US dollar.  The decision by the Fed to ease interest rates also contributed to higher gold prices.  Energy prices sagged during January, resulting in losses to long positions in the sector.  Crude oil and unleaded gasoline positions sustained the largest setbacks as investors speculated that an economic downturn in the US could translate into decreased demand.  Short positions in natural gas reported losses after prices rose in response to falling temperatures across the country.  Currency positions sustained losses, particularly in the cross-rate markets where the euro depreciated against the Japanese yen on speculation that European interest rates could be headed lower during 2008.  Long positions in the Canadian and Australian dollars were dealt losses on speculation that a slowdown in the US economy could lessen the demand for raw materials from those countries.  Lastly, long positions in the stock indices posted losses as continued concerns over financial institutions’ exposure to sub-prime debt and the possibility of a US recession sent global equity markets lower by month’s end.

Grant Park recorded gains for the month of February.  Class A units were up 9.66% and Class B units were up 9.58%.  Long positions in the soft/agricultural commodities sector provided the largest gains for Grant Park during February after soybean, corn and

Index

wheat prices finished the month at or near record levels on concerns over the availability of grain stocks.  Prices initially rose after the USDA reduced its forecasts for 2008 ending wheat inventories by 20 million bushels.  The rally continued into the end of the month, fueled by reports of damage to Chinese crops and weakness in the US dollar.  Coffee also rallied during the period, resulting in gains as analysts suggested that investors were purchasing soft commodities as a possible hedge against inflation.  Energy prices also rose during the month, resulting in gains for the sector.  Production problems out of Nigeria combined with forecasts of bitterly cold temperatures across the US pushed crude and heating oil prices higher at the onset of February; prices continued higher throughout the month on the weak US dollar and comments from Federal Reserve Chairman Ben Bernanke indicating the central bank’s willingness to implement additional rate cuts in order to combat a sluggish economy.  Base and precious metals markets rallied during the month, resulting in profits.  Reports that copper inventories were at their lowest levels since November spurred the red metal higher by month’s end.  Platinum and palladium prices also gained.  Long positions in gold reported gains after prices rose in response to a higher-than-expected reading on US consumer prices.  Short positions in the US dollar advanced as the greenback weakened against its major trading partners on the Fed Chairman’s comments regarding the economy and monetary policy.  The dollar continued its slide, reaching new historical lows against the euro on reports of falling US home prices, a drop in durable goods orders, weak consumer confidence data and stagnant manufacturing numbers.  Prices for interest rate instruments were higher during the month, resulting in gains.  The largest profits in the sector came from long positions in the Japanese Government Bond market after prices there rose in response to falling industrial production and inflation data.  Talk of further rate cuts in the US benefited long positions in the Eurodollar market.  Lastly, short positions in the stock index sector reported gains as global equities markets finished February at lower levels.  Uncertainty as to the depth of the ongoing credit crisis, along with tepid service sector data and disappointing earnings reports out of the US and Europe, pushed stock prices lower as investors fretted over the possibility of a recession in the US.

           Grant Park recorded losses in the month of March.  Class A units were down 0.63% and Class B units were down 0.70%.  Long positions in the softs/agricultural commodities sector were the primary contributors to this month’s losses.  Positions in the soybean complex sustained setbacks as soybean prices closed at a new 3-month low after reports showed an increase in 2008 U.S. planting estimates.  A sell-off in the coffee market added to losses as analysts suggested that investors liquidated profitable long positions in the wake of February’s rally in commodity prices.  Long metals positions, both in the industrial and precious sectors, registered losses as a mid-month rally in the U.S. dollar drove commodity prices lower.  Positions in gold, copper, palladium, and platinum were the biggest contributors to sector losses.  Grant Park experienced modest gains in the equity indices sector, as profitable positions in the European indices outweighed losses incurred from positions in the U.S. and Japanese equity markets.  Fueled by a falling Japanese government bond market, the fixed income sector registered gains this past month.  After a powerful surge in February, analysts charged the sell-off in the Japanese fixed income markets to poor results posted from the most recent Japanese bond auction.  Next to the currency sector, positions in the energy markets were the most profitable for Grant Park.  A late-month rally across the sector added gains to long positions.  Analysts suggest that the linchpin to rising energy prices was a March 21st Department of Energy Report that quoted big drops in refinery utilization rates.  Lastly, currency positions were profitable with the bulk of the gains coming from the euro and Japanese yen markets.  Despite the brief mid-month dollar rally, the euro reached new all-time highs against the greenback, as talk of a U.S. recession was accompanied by the news of J.P. Morgan’s buyout of Bear Stearns.  The Japanese yen fluctuated intra-month on increased fears of a U.S. recession and falling demand for Japanese fixed income products, before finishing the month lower against the dollar, producing modest gains for the portfolio’s short yen positions.

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

Index

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

Index

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

Index

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

Value At Risk By Market Sectors

The following tables indicate the trading value at risk associated with the GP Class and Grant Park’s open positions by market category as of March 31, 2008 and December 31, 2007 and the trading gains/losses by market category for the three months ended March 31, 2008 and the year ended December 31, 2007.  All open position trading risk exposures of the GP Class and Grant Park have been included in calculating the figures set forth below.  As of March 31, 2008, Grant Park’s net asset value was approximately $512.6 million.  As of December 31, 2007, Grant Park’s net asset value was approximately $455.7 million.

March 31, 2008
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Currencies	$7,097,610	1.4%	2.1%
Energy	6,069,698	1.2	2.5
Interest Rates	3,365,387	0.7	3.8
Metals	2,552,077	0.5	2.5
Stock Indices	2,283,642	0.4	(0.2)
Agriculturals	2,198,927	0.4	3.3
Softs	1,130,880	0.2	1.5
Meats	415,150	0.1	0.4
Total	$25,113,371	4.9%	15.9%

Index

December 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Currencies	$10,046,639	2.2%	5.7%
Stock Indices	4,885,229	1.1	(2.3)
Interest Rates	4,165,346	0.9	7.2
Energy	4,131,368	0.9	5.0
Metals	3,984,802	0.9	0.7
Agriculturals	3,548,025	0.8	4.1
Softs	1,981,086	0.4	(1.8)
Meats	693,850	0.1	(0.6)
Total	$33,436,345	7.3%	18.0%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of March 31, 2008, by market sector.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of March 31, 2008, Grant Park had a variety of positions in both the dollar and the cross rates.  In general, with the exception of the Japanese yen, a weaker dollar against most currencies would benefit Grant Park.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia and Venezuela.  As of March 31, 2008, the energy market exposure of Grant Park consisted of moderate long positions in crude oil, crude products and natural gas.  Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  However, Grant Park also takes futures positions on the government debt of smaller nations, such as Australia.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of March 31, 2008, Grant Park’s interest rate exposure was predominantly long most interest rate markets around the globe.

Index

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc.  As of March 31, 2008, Grant Park held modest metals positions.  Grant Park had minor long positions in gold, silver, platinum, aluminum, copper and palladium.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, and Australia.  The stock index futures contracts currently traded by Grant Park are generally limited to futures on broadly based indices, although Grant Park may trade narrow-based stock index futures contracts in the future.  As of March 31, 2008, Grant Park had very little equity index positions.  All of the exposure in the stock index sector was held small-sized positions with a very small bias to the short side.  Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.  Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Agricultural/Meat/Softs

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.  Moderate long positions in wheat, cocoa, coffee, sugar, soybean oil, and soybeans accounted for Grant Park’s long commodity exposure while live cattle and lean hogs accounted for Grant Park’s short positions as of March 31, 2008.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of March 31, 2008.

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

Index

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

Item 4T.  Controls and Procedures

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

There was no change in Grant Park's internal control over financial reporting in the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, Grant Park's internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2007, in response to Item 1A to Part 1 of Form 10-K.

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

Class A Limited Partnership Units and Class B Limited Partnership Units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month.  The close of business on July 31, 2003 marked the initial closing date of the public offering.  The lead selling agents for the offering are UBS Financial Services Inc., A.G. Edwards & Sons, Inc. and Oppenheimer & Co. Inc.  As of the close of business on January 1, 2008, the Class A Limited Partnership Units were offered at $1,309.47 with 172.64 units being sold, and the Class B Limited Partnership Units were offered at $1,142.68 with 2,800.49 units being sold.  As of the close of business on February 1, 2008, the Class A Limited Partnership Units were offered at $1,342.10 with 1,056.19 units being sold, and the Class B Limited Partnership Units were offered at $1,170.31 with 4,486.81 units being sold.  As of the close of business on March 1, 2008, the Class A Limited Partnership Units were offered at $1,471.79 with 2,098.19 units being sold, and the Class B Limited Partnership Units were offered at $1,282.47 with 7,643.57 units being sold.   Expenses incurred in connection with the organization and offering of the units, which are paid by the general partner and then reimbursed by Grant Park on a monthly basis (with such reimbursement limited to 0.2% annually of the net asset value of the Class A Units and through August 31, 2005, 0.9% annually, and effective September 1, 2005, 0.6% annually of the Class B Units) amounted to a total of approximately $251,753 for the three months ended March 31, 2008.  The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Index

Issuer Purchases of Equity Securities

(e)           The following table provides information regarding the total Class A and Class B units redeemed by Grant Park during the three months ended March 31, 2008.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/Program(1)
01/01/08 through 01/31/08	571.42	$1,342.10	2,301.21	$1,170.31	2,872.63	(2)
02/01/08 through 02/29/08	400.65	$1,471.79	1,925.47	$1,282.47	2,326.12	(2)
03/01/08 through 03/31/08	6,060.55	$1,462.50	2,844.51	$1,273.47	8,905.06	(2)
Total	7,032.62	$1,453.25	7,071.19	$1,242.35	14,103.81	(2)

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

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: May 15, 2008	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)