Form 10-Q
period 2008-06-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2008-08-14
CIK 845698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  June 30, 2008

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

QUARTER ENDED June 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership
Statements of Financial Condition

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets

Equity in brokers’ trading accounts:
U.S. Government securities, at fair value	$75,474,637	$61,148,504
Cash	488,275	5,227,545
Unrealized gain on open contracts, net	14,139,710	6,136,840
Deposits with brokers	90,102,622	72,512,889

Cash and cash equivalents	201,266,553	160,199,532
Commercial paper (cost, plus accrued interest at June 30, 2008 - $32,156,237, and December 31, 2007 - $27,869,290)	32,156,237	27,869,290
Government-sponsored enterprises (cost, plus accrued interest at June 30, 2008 - $154,198,893, and December 31, 2007 - $105,413,285)	154,198,893	105,413,285
Investment in Dearborn Select Master Fund, SPC	115,066,610	98,629,036
Interest receivable	1,264,171	1,838,411
Receivable from General Partner	–	750,000

Total assets	$594,055,086	$467,212,443

Liabilities and Partners’ Capital

Liabilities
Brokerage commission payable	$3,401,887	$2,769,915
Accrued incentive fees	6,466,417	2,503,135
Organization and offering costs payable	261,850	206,208
Accrued operating expenses	120,491	96,082
Pending partner additions	14,314,670	3,426,126
Redemptions payable	3,612,158	2,525,181
Total liabilities	28,177,473	11,526,647

Partners’ Capital
General Partner (3,898.38 and 3,671.69 units outstanding at June 30, 2008 and December 31, 2007, respectively)	5,992,263	4,807,965
Limited Partners
Class A (48,622.92 and 51,371.93 units outstanding at June 30, 2008 and December 31, 2007, respectively)	74,739,005	67,269,942
Class B (363,251.65 and 335,708.69 units outstanding at June 30, 2008 and December 31, 2007, respectively)	485,146,345	383,607,889
Total partners’ capital	565,877,613	455,685,796

Total liabilities and partners’ capital	$594,055,086	$467,212,443

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments
June 30, 2008
(Unaudited)

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$1,056,861	0.2%	$(678,938)	(0.1)%	$377,923	0.1%
Energy	4,076,301	0.7%	(1,530,899)	(0.3)%	2,545,402	0.4%
Grains	1,865,544	0.3%	(128,797)	**	1,736,747	0.3%
Interest rates	65,406	**	(407,149)	(0.1)%	(341,743)	(0.1)%
Meats	317,420	0.1%	220,970	**	538,390	0.1%
Metals	354,865	0.1%	1,109	**	355,974	0.1%
Soft commodities	771,659	0.1%	(84,984)	**	686,675	0.1%
Stock indices	(210,464)	**	929,185	0.2%	718,721	0.1%
Total U.S. Futures Positions	8,297,592		(1,679,503)		6,618,089
Foreign Futures Positions:
Energy	865,835	0.2%	(337,160)	(0.1)%	528,675	0.1%
Interest rates	(61,345)	**	1,022,529	0.2%	961,184	0.2%
Metals	2,699,004	0.5%	642,119	0.1%	3,341,123	0.6%
Soft commodities	228,734	**	–	**	228,734	**
Stock indices	(832,889)	(0.1)%	2,699,986	0.5%	1,867,097	0.3%
Total Foreign Futures Positions	2,899,339		4,027,474		6,926,813
Total Futures Contracts	$11,196,931	2.0%	$2,347,971	0.4%	$13,544,902	2.4%
Forward Contracts *
Currencies	$3,904,672	0.7%	$(3,024,263)	(0.5)%	$880,409	0.2%

Options on Futures Contracts *
U.S. Options on Futures Positions:
Currencies	64,600	**	–	**	64,600	**
Total U.S. Options on Futures Positions	64,600		–		64,600
Foreign Options on Futures Positions:
Interest rates	(350,201)	(0.1)%	–	**	(350,201)	(0.1)%
Total Foreign Options on Futures Positions	(350,201)		–		(350,201)
Total Options on Futures Contracts	$(285,601)	(0.1)%	$–	**	$(285,601)	(0.1)%

Total Futures, Forward and Options on Futures Contracts	$14,816,002	2.6%	$(676,292)	(0.1)%	$14,139,710	2.5%

_______________
*
No individual futures, forward and option on futures contract position constituted greater than 1 percent of partners’ capital.  Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of partners’ capital.

Commercial paper
Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$8,000,000	8/22/2008	Time Warner Cable Co.	$7,967,067	1.4%
10,000,000	9/12/2008	Time Warner Inc.	9,939,369	1.8%
10,000,000	9/26/2008	General Electric Capital Corp.	9,940,792	1.8%
4,345,000	10/14/2008	Bank of America Corp.	4,309,009	0.7%
	Total Commercial paper		$32,156,237	5.7%

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments (Continued)
June 30, 2008
(Unaudited)

Government-sponsored enterprises
Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$8,000,000	9/3/2008	Federal Home Loan Banks	$7,970,560	1.4%
12,000,000	11/24/2008	Federal Home Loan Banks	12,007,537	2.1%
8,000,000	12/1/2008	Federal Home Loan Banks	8,016,347	1.4%
11,500,000	12/5/2008	Federal Home Loan Banks	11,380,135	2.0%
10,000,000	12/26/2008	Federal Home Loan Mortgage Corp.	10,003,666	1.8%
10,000,000	1/2/2009	Federal Farm Credit Banks	10,061,438	1.8%
8,000,000	1/14/2009	Federal Home Loan Banks	8,043,507	1.4%
8,000,000	4/1/2009	Farmer Mac	8,041,192	1.4%
8,000,000	4/7/2009	Federal Home Loan Banks	8,043,867	1.4%
8,000,000	4/24/2009	Farmer Mac	8,033,733	1.4%
10,000,000	4/30/2009	Federal Home Loan Banks	10,044,479	1.8%
12,000,000	5/20/2009	Federal Home Loan Banks	12,032,106	2.2%
8,000,000	6/17/2009	Federal Farm Credit Banks	8,009,722	1.4%
8,000,000	6/30/2009	Federal Home Loan Banks	8,000,667	1.4%
12,500,000	10/19/2009	Federal Home Loan Mortgage Corp.	12,508,854	2.2%
12,000,000	12/30/2009	Federal Home Loan Banks	12,001,083	2.1%
	Total Government-sponsored enterprises		$154,198,893	27.2%

U.S. Government Securities ***
Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$56,500,000	7/10/2008	U.S. Treasury bills (cost $56,418,703)	$56,487,288	10.0%
19,000,000	7/17/2008	U.S. Treasury bills (cost $18,979,436)	18,987,349	3.3%
	Total U.S. Government Securities		$75,474,637	13.3%

***	Pledged as collateral for the trading of futures, forward and option on futures contracts.

Investment in Dearborn Select Master Fund, SPC
Percent of Partners' Capital	Cost	Fair Value	Investment Objective	Liquidity Provision
20.3%	$89,211,588	$115,066,610	Speculative trading of futures contracts, options on futures contracts, forward contracts, swaps, derivatives and synthetics	Monthly or at such other times as the Directors may agree

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments (Continued)
June 30, 2008
(Unaudited)

Proportional Share of Investments in Dearborn Select Master Fund, SPC as of June 30, 2008 (1)
U.S. Government Securities
Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$9,000,000	7/17/2008	U.S. Treasury bills (cost $8,989,480)	$8,994,007	1.6%
	Total U.S. Government Securities		$8,994,007

(1)  Represents Grant Park Futures Fund Limited Partnership’s proportional share of Dearborn Select Master Fund, SPC’s individual underlying investments which exceed 1% of Grant Park Futures Fund Limited Partnership’s partners’ capital at June 30, 2008.

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments
December 31, 2007
(Audited)

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

_______________
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
(Audited)

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

(1)  Represents Grant Park Futures Fund Limited Partnership’s proportional share of Dearborn Select Master Fund, SPC’s individual underlying investments which exceed 1% of Grant Park Futures Fund Limited Partnership’s partners’ capital at December 31, 2007.

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Income trading gains (losses)
Net gain (loss) from trading
Realized	$25,591,884	$58,189,531	$86,722,907	$30,921,629
Change in unrealized	9,803,160	1,577,211	8,002,870	1,886,646
Commissions	(1,649,335)	(1,438,837)	(3,165,019)	(2,910,998)

Net gains from trading	33,745,709	58,327,905	91,560,758	29,897,277

Income allocated from Dearborn Select Master Fund, SPC	5,690,458	1,484,443	16,437,574	1,484,443

Total trading gains	39,436,167	59,812,348	107,998,332	31,381,720

Net investment income
Income
Interest income	2,894,003	4,572,507	6,407,462	9,397,637

Expenses from operations
Brokerage commission	8,316,595	6,501,671	16,014,841	12,808,521
Incentive fees	6,466,417	3,109,065	16,895,551	3,109,065
Operating expenses	344,780	258,835	665,265	504,195

Total expenses	15,127,792	9,869,571	33,575,657	16,421,781

Net investment (loss)	(12,233,789)	(5,297,064)	(27,168,195)	(7,024,144)

Net income	$27,202,378	$54,515,284	$80,830,137	$24,357,576

Net income (loss) per unit from operations (based on weighted average number of units outstanding during the period):
General Partner & Class A Unit Limited Partner	$75.39	$158.30	$229.16	$72.92
Class B Unit Limited Partner	$64.11	$137.65	$196.81	$61.55

Increase (decrease) in net asset value per unit for the period:
General Partner & Class A Unit Limited Partner	$74.62	$157.69	$227.65	$71.72
Class B Unit Limited Partner	$62.10	$136.06	$192.89	$58.44

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Statements of Cash Flows

	Six Months Ended June 30,
	2008	2007
	(Unaudited)

Cash Flows Provided By (Used In) Operating Activities
Net income (loss)	$80,830,137	$24,357,576
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net (purchases) sales of investments in U.S. Government securities	(14,326,133)	28,401,444
Net change in unrealized gain on open contracts, net	(8,002,870)	(1,886,646)
Net gain from investment in Dearborn Select Master Fund, SPC	(16,437,574)	(1,484,442)
Net purchases of investments in Commercial paper	(4,286,947)	(19,594,618)
Net purchases of investments in Government-sponsored enterprises	(48,785,608)	(5,990,788)
Investment in Dearborn Select Master Fund, SPC	—	(89,211,588)
Decrease in interest receivable	574,240	165,942
Decrease in receivable from General Partner	750,000	700,000
Increase in brokerage commission payable	631,972	114,515
Increase in accrued incentive fees	3,963,282	1,374,187
Increase in accrued operating expenses	24,408	8,452

Net cash used in operating activities	(5,065,093)	(63,045,966)

Cash Flows Provided By Financing Activities
Partner additions	73,778,645	35,860,041
Redemptions	(31,004,762)	(28,502,901)
Offering costs	(1,381,039)	(1,061,147)

Net cash provided by financing activities	41,392,844	6,295,993

Net increase (decrease) in cash and cash equivalents	36,327,751	(56,749,973)

Cash and cash equivalents:
Beginning of period	165,427,077	244,557,324

End of period	$201,754,828	$187,807,351

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$488,275	$25,879,149
Cash and cash equivalents	201,266,553	161,928,202
Total end of period cash and cash equivalents	$201,754,828	$187,807,351

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Statements of Changes in Partners’ Capital (Net Asset Value)
(Unaudited)

			Limited Partners		Limited Partners
	General Partner		Class A		Class B
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Six Months Ended June 30, 2008
Partners’ capital, December 31, 2007	3,671.69	$4,807,965	51,371.93	$67,269,942	335,708.69	$383,607,889	$455,685,796
Contributions	101.66	145,000	3,225.36	4,586,679	14,930.87	18,253,725	22,985,404
Redemptions	—	—	(7,032.62)	(10,220,140)	(7,071.19)	(8,784,902)	(19,005,042)
Offering Costs	—	—	—	(40,615)	—	(647,318)	(687,933)
Net Income (loss)	—	565,564	—	7,967,521	—	45,094,674	53,627,759
Partners’ capital, March 31, 2008	3,773.35	5,518,529	47,564.67	69,563,387	343,568.37	437,524,068	512,605,984
Contributions	125.03	185,000	2,782.62	4,104,340	27,798.96	35,615,357	39,904,697
Redemptions	—	—	(1,724.37)	(2,537,963)	(8,115.68)	(10,548,734)	(13,086,697)
Offering Costs	—	—	—	(39,363)	—	(709,386)	(748,749)
Net Income (loss)	—	288,734	—	3,648,604	—	23,265,040	27,202,378
Partners’ capital, June 30, 2008	3,898.38	$5,992,263	48,622.92	$74,739,005	363,251.65	$485,146,345	$565,877,613

Net asset value per unit at December 31, 2007	$1,309.47	$1,142.68
Net asset value per unit at March 31, 2008	$1,462.50	$1,273.47
Net asset value per unit at June 30, 2008	$1,537.12	$1,335.57

			Limited Partners		Limited Partners
	General Partner		Class A		Class B
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Six Months Ended June 30, 2007
Partners’ capital, December 31, 2006	3,398.73	$3,951,351	46,628.21	$54,209,869	316,983.72	$324,091,775	$382,252,995
Contributions	176.72	205,000	8,460.16	9,848,523	19,565.92	19,857,523	29,911,046
Redemptions	—	—	(1,630.58)	(1,820,982)	(8,017.61)	(7,859,129)	(9,680,111)
Offering Costs	—	—	—	(32,230)	—	(492,176)	(524,406)
Net Income (loss)	—	(306,904)	—	(4,650,689)	—	(25,200,115)	(30,157,708)
Partners’ capital, March 31, 2007	3,575.45	3,849,447	53,457.79	57,554,491	328,532.03	310,397,878	371,801,816
Contributions	9.28	10,000	1,754.16	1,926,779	10,704.43	10,619,753	12,556,532
Redemptions	—	—	(4,383.24)	(5,089,792)	(14,137.97)	(14,679,942)	(19,769,734)
Offering Costs	—	—	—	(33,692)	—	(520,128)	(553,820)
Net Income (loss)	—	565,270	—	8,381,201	—	45,568,813	54,515,284
Partners’ capital, June 30, 2007	3,584.73	$4,424,717	50,828.71	$62,738,987	325,098.49	$351,386,374	$418,550,078

Net asset value per unit at December 31, 2006	$1,162.60	$1,022.42
Net asset value per unit at March 31, 2007	$1,076.63	$944.80
Net asset value per unit at June 30, 2007	$1,234.32	$1,080.86

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

Presentation of financial information:  The financial statements include the accounts of the Partnership and were prepared by us without audit according to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations.  In our opinion, the accompanying interim, unaudited, financial statements contain all adjustments (consisting of normal recurring accruals) necessary and adequate disclosures to present fairly the financial position as of June 30, 2008 and the results of operations for the three and six months ended June 30, 2008 and 2007.

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

Organization and offering costs:  All expenses incurred in connection with the organization and the initial and ongoing public offering of Partnership Interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership.  This reimbursement is made monthly.  Class A units bear organization and offering expenses at an annual rate of 20 basis points (0.20 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets.  Class B units incur these expenses at an annual rate of 60 basis points (0.60 percent) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted net assets.  “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions.  In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses are charged against partners’ capital at the time of reimbursement or accrual.  Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued.  If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner.  At June 30, 2008, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Reclassification:  Certain amounts in the 2007 financial statement of financial condition have been reclassified to conform with the 2008 presentation.

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

Assets	Level 1	Level 2	Level 3	Total
U.S. Government Securities	$75,474,637	$-	$-	$75,474,637
Futures contracts	13,544,902	-	-	13,544,902
Forward contracts	880,409	-	-	880,409
Options on futures contracts	(285,601)	-	-	(285,601)
Commercial paper	32,156,237	-	-	32,156,237
Government-sponsored enterprises	154,198,893	-	-	154,198,893
Investment in Dearborn Select Master Fund, SPC	-	-	115,066,610	115,066,610

Financial instruments classified as Level 3 in the fair value hierarchy represent the Partnership’s investment in the GP Class in which management has used at least one significant unobservable input in the valuation model.  The following table presents a reconciliation of activity for the GP Class:

Balance at January 1, 2008	$98,629,036
Total Realized and Unrealized Gains or (Losses) included in Income	10,747,116
Purchases, Issuances and Settlements	-
Transfers in and (or) out of Level 3	-
Balance at March 31, 2008	$109,376,152
Total Realized and Unrealized Gains or (Losses) included in Income	5,690,458
Purchases, Issuances and Settlements	-
Transfers in and (or) out of Level 3	-
Balance at June 30, 2008	$115,066,610

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

Recent accounting pronouncements:  In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative

Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133.  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of disaggregation that will be required in an entity’s financial statements.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements.  SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

Summarized information reflecting the total assets, liabilities and capital for Dearborn Select is shown in the following table.

June 30, 2008
Total Assets	$117,181,683

Total Liabilities	$1,928,052

Total Capital	$115,253,631

Summarized information reflecting the Partnership’s investment in, and the allocated results of the operations of, Dearborn Select is shown in the following tables.

June 30, 2008			For the three months ended June 30, 2008
% of
Partnership’s		Fair	Total	Expenses		Net	Investment	Liquidity
Net Assets	Cost	Value	Income	Commissions	Other	Income	Objective	Provision

20.3%	$89,211,588	$115,066,610	$8,254,838	$978,479	$1,585,901	$5,690,458	Speculative trading of futures contracts, options on futures contracts, forward contracts, swaps, derivatives and synthetics	Monthly or at such other times as the Directors may agree

June 30, 2008			For the six months ended June 30, 2008
% of
Partnership’s		Fair	Total	Expenses		Net	Investment	Liquidity
Net Assets	Cost	Value	Income	Commissions	Other	Income	Objective	Provision

20.3%	$89,211,588	$115,066,610	$22,796,439	$1,928,661	$4,430,204	$16,437,574	Speculative trading of futures contracts, options on futures contracts, forward contracts, swaps, derivatives and synthetics	Monthly or at such other times as the Directors may agree

Note 3.   Deposits with Brokers

The Partnership deposits assets with brokers subject to CFTC regulations and various exchange and brokers requirements.  Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such brokers.  The Partnership earns interest income on its assets deposited with the brokers.

Note 4.  Commodity Trading Advisors

In addition to its investment in Dearborn Select through which a portion of its assets are managed by Winton, as of June 30, 2008, the Partnership has entered into advisory contracts with Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Co., Graham Capital Management, L.P., and Welton Investment Corporation to act as the Partnership’s commodity trading advisors (the “Advisors”).  The Advisors are paid a quarterly management fee ranging from 1 percent to 2 percent per annum of the Partnership’s month-end allocated net assets and a quarterly incentive fee ranging from 20 percent to 24 percent of the new trading profits on the allocated net assets of the Advisor.  Subsequent to June 30, 2008, the Partnership entered into advisory contracts with Global Advisors L.P. and Transtrend B.V.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Total return – A Units	5.10%	14.65%	17.38%	6.17%
Total return – B Units	4.88%	14.40%	16.88%	5.72%
Ratios as a percentage of average net asset value: (1)
Interest income (2)	2.17%	4.62%	2.51%	4.78%

Expenses prior to incentive fees (2)	6.49%	6.83%	6.54%	6.77%
Incentive fees (2)	4.85%	3.14%	6.62%	1.58%
Total expenses (2)	11.34%	9.97%	13.16%	8.35%
Net investment loss (2) (3)	(4.32)%	(2.21)%	(4.03)%	(1.99)%

(1) Excludes the Partnership’s proportionate share of expenses and net investment income (loss) from Dearborn Select Master Fund, SPC – Winton Segregated Portfolio.
(2) Annualized
(3) Excludes incentive fee.

The interest income and expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and six months ended June 30, 2008 and 2007 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three and six months ended June 30, 2008 and 2007.

Class A Units	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,462.50	$1,076.63	$1,309.47	$1,162.60
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	117.46	177.72	326.09	100.92
Expenses net of interest income (1)	(42.07)	(19.42)	(96.93)	(28.00)
Total income (loss) from operations	75.39	158.30	229.16	72.92
Organization and offering costs (1)	(0.77)	(0.61)	(1.51)	(1.20)
Net asset value per unit at end of period	$1,537.12	$1,234.32	$1,537.12	$1,234.32

Class B Units	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,273.47	$944.80	$1,142.68	$1,022.42
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	102.51	155.93	283.12	88.36
Expenses net of interest income (1)	(38.40)	(18.28)	(86.31)	(26.81)
Total income (loss) from operations	64.11	137.65	196.81	61.55
Organization and offering costs (1)	(2.01)	(1.59)	(3.92)	(3.11)
Net asset value per unit at end of period	$1,335.57	$1,080.86	$1,335.57	$1,080.86

_______________

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

Net trading results from derivatives for the three and six months ended June 30, 2008 and 2007, are reflected in the statements of operations.  Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contract, and forward contracts.

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

The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Contracts (non-exchange-traded)		Option Contracts (exchange-traded)		Total
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Gross unrealized gains	$22,851,133	$14,183,671	$7,617,423	$2,046,350	$64,600	$319,432	$30,533,156	$16,549,453
Gross unrealized (losses)	(9,306,231)	(6,807,992)	(6,737,014)	(3,604,621)	(350,201)	–	(16,393,446)	(10,412,613)
Net unrealized gain (loss)	$13,544,902	$7,375,679	$880,409	$(1,558,271)	$(285,601)	$319,432	$14,139,710	$6,136,840

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

Note 11.  Subsequent Event

From July 1, 2008 to August 14, 2008, there were aggregate contributions to and redemptions from the Partnership totaling approximately $32,549,000 and $0, respectively.

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

Grant Park invests through independent professional commodity trading advisors retained by the general partner.  At June 30, 2008, Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Company, or ETC, Graham Capital Management, L.P., Winton Capital Management Limited, and Welton Investment Corporation serve as Grant Park’s commodity trading advisors.  Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of June 30, 2008, the general partner allocated Grant Park’s net assets among its core trading advisors Rabar, EMC and Welton and non-core trading advisors Graham and ETC.  No more than twenty five percent of Grant Park’s assets are allocated to any one trading advisor.  The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.  Subsequent to June 30, 2008, Global Advisors L.P. and Transtrend B.V. will also serve as Grant Park’s non-core trading advisors.

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

The following table presents Grant Park’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

Assets	Level 1	Level 2	Level 3	Total
U.S. Government Securities	$75,474,637	$-	$-	$75,474,637
Futures contracts	13,544,902	-	-	13,544,902
Forward contracts	880,409	-	-	880,409
Options on futures contracts	(285,601)	-	-	(285,601)
Commercial paper	32,156,237	-	-	32,156,237
Government-sponsored enterprises	154,198,893	-	-	154,198,893
Investment in Dearborn Select Master Fund, SPC	-	-	115,066,610	115,066,610

Financial instruments classified as Level 3 in the fair value hierarchy represent Grant Park’s investment in the GP Class in which management has used at least one significant unobservable input in the valuation model.  The following table presents a reconciliation of activity for the GP Class:

Balance at January 1, 2008	$98,629,036
Total Realized and Unrealized Gains or (Losses) included in Income	10,747,116
Purchases, Issuances and Settlements	-
Transfers in and (or) out of Level 3	-
Balance at March 31, 2008	$109,376,152
Total Realized and Unrealized Gains or (Losses) included in Income	5,690,458
Purchases, Issuances and Settlements	-
Transfers in and (or) out of Level 3	-
Balance at June 30, 2008	$115,066,610

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

Results of Operations

Grant Park’s net return, which consists of Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the quarter ended June 30, 2008 was approximately 5.1% for the Class A units and 4.9% for the Class B units.  The net asset value at June 30, 2008 was approximately $565.9 million, at December 31, 2007 was approximately $455.7 million and at June 30, 2007 was approximately $418.6 million.

The table below sets forth Grant Park’s trading gains or losses which include the investment in the GP Class by sector for the three and six month periods ended June 30, 2008 and 2007.

	% Gain (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
Sector	2008	2007	2008	2007
Interest Rates	(0.7)%	5.5%	3.0%	3.6%
Currencies	0.5	7.4	2.5	5.1
Stock Indices	0.1	2.9	(0.1)	0.3
Energy	6.7	0.4	9.3	0.6
Agriculturals	1.1	0.5	4.5	(0.3)
Metals	0.3	(0.6)	2.8	(0.5)
Softs	0.1	0.5	1.6	(0.1)
Meats	(0.1)	(0.2)	0.3	(0.3)
Total	8.0%	16.4%	23.9%	8.4%

Three months ended June 30, 2008 compared to three months ended June 30, 2007

For the three months ended June 30, 2008, Grant Park had a positive return of approximately 5.1% for the Class A units and 4.9% for the Class B units.  On a combined unit basis prior to expenses, approximately 8.0% resulted from trading gains and 0.7% was due to interest income.  These gains were offset by approximately 3.8% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.  For the same period in 2007, Grant Park had a positive return of approximately 14.7% for the Class A units and 14.4% for the Class B units.  On a combined unit basis prior to expenses, approximately 16.4% resulted from trading gains and 1.2% was due to interest income.  These gains were offset by approximately 3.2% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

For the six months ended June 30, 2008, Grant Park had a positive return of approximately 17.4% for the Class A units and 16.9% for the Class B units.  On a combined unit basis prior to expenses, approximately 23.9% resulted from trading gains and 1.6% was due to interest income.  These gains were offset by approximately 8.6% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.  For the same period in 2007, Grant Park had a positive return of approximately 6.2% for the Class A units and 5.7% for the Class B units.  On a combined unit basis prior to expenses, approximately 8.4% resulted from trading gains and 2.5% was due to interest income.  These gains were offset by approximately 5.1% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2008

Grant Park was most profitable this past quarter in the energy sector.  Heavily contributing to profits were positions in the crude oil markets.  With a declining dollar and supply concerns coming from rebel attacks in Nigeria and threats of decreasing production in the Middle East, crude oil trended steadily upwards throughout the quarter, reaching several all-time highs along the way.  Despite growing demand destruction, caused by rising gasoline prices, crude oil continues to hit lofty levels.  Also earning profits this quarter were long positions in the natural gas markets.  Analysts close to the markets attribute the rise to the devalued greenback and increasing temperatures across the U.S. throughout the summer.

The portfolio’s positions in the softs/agriculturals sector registered profits as well this quarter.  Leading the way for earnings in the grains sector were long positions in the corn and soybean markets.  Mother Nature was the primary driver behind price increases, as massive rainstorms wreaked havoc on the nation’s farming regions.  Rain storms and flooding, especially in Illinois, Iowa and Missouri, kept farmers out of their fields delaying plantings.  Supply concerns were exacerbated as many grains analysts raised concerns that rains may have leached away recently applied fertilizer.  Although the effects of the last quarter’s precipitation on the grains markets won’t truly be known until harvest time, the rains have helped support a bullish forecast for many players in the markets.

Although the metals sector was profitable for Grant Park this past quarter, the portfolio experienced minor setbacks in the gold markets.  After hitting all-time highs mid-March, the gold markets were a bit turbulent the last few months, producing some losing positions.  Analysts attribute price movements in the gold markets to short-term swings in the greenback and the selling of massive gold reserves by some key players in the markets.  Despite losses in gold, the portfolio earned substantial profits from positions in the base metals sectors, especially in those markets traded at the London Metals Exchange.

Adding further gains to the portfolio this quarter were Grant Park’s equity indices positions.  Turmoil in the equity markets, caused by the lingering effects of last year’s credit crisis, caused most major indices to decline over the course of the quarter moving in line with Grant Park’s short positions.  Both domestically and abroad equities suffered due to declining consumer spending, growing unemployment, increasing commodity prices, and the lack of investor confidence in today’s equity markets.  The most profitable were positions in the European Dax and Eurostoxx 50 Indices, and the Nasdaq and S&P 500 here in the U.S.

Grant Park’s short dollar position fared particularly well this past quarter.  Among the top performers in the currency sector were dollar positions against the Great British pound, Mexican peso, and Australian dollar.  As mentioned earlier, turmoil in the U.S. equity markets and rising inflation due to rising energy and food prices pushed the greenback to near all-time lows against many of its peers.  Although profits were more heavily geared towards major currencies, Grant Park reaped profits on positions in various emerging market currencies such as the Colombian peso, Hungarian forint, Brazilian real, and the Peruvian nuevo sol.

The majority of the portfolio’s losses this quarter came from the fixed income markets.  After reaching lofty levels in the first quarter, the Japanese Government Bond markets experienced various price swings through the quarter accounting for much of the losses in the sector.  A combination of rallying Japanese equity markets and the appointment of a new Bank of Japan Governor caused a near 5% slide in JGB prices moving against Grant Park’s long positions early in the quarter.  As Grant Park’s positions reversed and became long JGBs, the portfolio was again met by adverse price moves as the JGB rallied back when speculators sought out a safer investment during a near 6% drop in Japan’s Nikkei Index.  Here in the U.S., with a very similar exposure throughout the quarter, positions in the Eurodollar market produced similar results to that of those in the JGBs.  Long Eurodollar positions in the first half of the quarter experienced setbacks during a downwards trend due to plummeting equity indices, while at the tail-end of the quarter, recently flipped short Eurodollar positions were met with adverse market moves.  The month-end surge in prices was attributed to speculators driving up yields in response to an announcement from Fed Chairman, Ben Bernanke, stating that the U.S. could be adopting a firmer monetary policy in the months to come.

Key trading developments for Grant Park during the first six months of 2008 include the following:

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

Grant Park recorded gains for the month of February.  Class A units were up 9.66% and Class B units were up 9.58%.  Long positions in the soft/agricultural commodities sector provided the largest gains for Grant Park during February after soybean, corn and wheat prices finished the month at or near record levels on concerns over the availability of grain stocks.  Prices initially rose after the USDA reduced its forecasts for 2008 ending wheat inventories by 20 million bushels.  The rally continued into the end of the month, fueled by reports of damage to Chinese crops and weakness in the US dollar.  Coffee also rallied during the period, resulting in gains as analysts suggested that investors were purchasing soft commodities as a possible hedge against inflation.  Energy prices also rose during the month, resulting in gains for the sector.  Production problems out of Nigeria combined with forecasts of bitterly cold temperatures across the US pushed crude and heating oil prices higher at the onset of February; prices continued higher throughout the month on the weak US dollar and comments from Federal Reserve Chairman Ben Bernanke indicating the central bank’s willingness to implement additional rate cuts in order to combat a sluggish economy.  Base and precious metals markets rallied during the month, resulting in profits.  Reports that copper inventories were at their lowest levels since November spurred the red metal higher by month’s end.  Platinum and palladium prices also gained.  Long positions in gold reported gains after prices rose in response to a higher-than-expected reading on US consumer prices.  Short positions in the US dollar advanced as the greenback weakened against its major trading partners on the Fed Chairman’s comments regarding the economy and monetary policy.  The dollar continued its slide, reaching new historical lows against the euro on reports of falling US home prices, a drop in durable goods orders, weak consumer confidence data and stagnant manufacturing numbers.  Prices for interest rate instruments were higher during the month, resulting in gains.  The largest profits in the sector came from long positions in the Japanese Government Bond market after prices there rose in response to falling industrial production and inflation data.  Talk of further rate cuts in the US benefited long positions in the Eurodollar market.  Lastly, short positions in the stock index sector reported gains as global equities markets finished February at lower levels.  Uncertainty as to the depth of the ongoing credit crisis, along with tepid service sector data and disappointing earnings reports out of the US and Europe, pushed stock prices lower as investors fretted over the possibility of a recession in the US.

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

Grant Park recorded losses in April.  Class A units were down 0.13% and Class B units were down 0.20%.  Grant Park’s positions in fixed income registered losses in April.  The majority of the setbacks came from long positions in the Japanese Government Bond (JGB) markets.  After an impressive rally in March, JGBs plummeted early in the month due to technical profit-taking by traders looking to get a jump on performance early in the new Japanese fiscal year.  Adding to the decline was a drop in demand for Japanese fixed income products as was witnessed through the poor results of 2008’s first Japanese bond auction.  Rallies in the U.S. equity markets moved against Grant Park’s short positions last month.  Speculators drove equity markets upwards on beliefs that the U.S. economy is slowly turning a corner.  Supporting these beliefs was news of large capital infusions at financial firms such as Lehman Brothers and UBS, and strong earnings reports from technology firms such as Google, IBM, and Intel.  Short positions in international equity indices, namely the Dax and Nikkei 225, also experienced setbacks on visions of an improving economy.  Long positions in the metals markets, namely gold, finished slightly negative this month.  Despite a steady uptrend in the first half of the month, gold ended April slightly lower.  Gold prices were driven down by many speculators liquidating their positions in response to a strengthening U.S. dollar.  Despite losses in the livestock sector, the softs/agriculturals portion of the portfolio produced modest gains this month.  Long positions in the corn and soybean markets became profitable as ongoing poor weather conditions tormented Midwest farming regions.  Delayed plantings due to heavy rains and cool temperatures fueled the upsurge.  Grant Park’s currency positions posted gains this month.  The effects of a rally in the U.S. dollar against the portfolio’s short positions were offset by profitable uptrends in various minor currency crosses.  Positions in the Mexican peso, Singapore dollar, South African rand, and Columbian peso contributed to the sector’s gains.  Long positions across the entire energy sector proved to be profitable this month as many of the energy markets hit new all-time highs.  Crude oil was the biggest contributor to the sector as it reached a high of $119.93 per barrel.  The rally in the crude markets was driven by supply concerns from some of the globe’s biggest oil producing nations.  Violence in Nigeria against various Exxon Mobil production facilities and refusal of OPEC to increase crude supply were the main drivers behind this month’s energy moves.

Grant Park recorded gains in the month of May.  Class A units were up 2.11% and Class B units were up 2.03%.  Grant Park’s positions in the energy complex were again the drivers in the portfolio’s performance this month.  Still predominantly long across the sector, Grant Park earned substantial profits as the energy markets endured a strong sector-wide uptrend.  The biggest contributions came from rallies in the crude oil markets.  Despite some intra-month price swings, crude oil finished the month $14.62 per barrel (or 12.97%) higher than last month’s close. Although the price of crude was most heavily affected this month by swings in the U.S. dollar, price shifts in the energy markets were also caused by increased energy demand from China after a horrid earthquake rattled the nation’s hydroelectric power markets.  Due to short positions in the European financial markets, the portfolio performed particularly well in the fixed income sector.  The most notable positions were those in the Euro bund and Euribor (European Interbank Offered Rate) markets.  On strong economic data throughout the month, speculators began to adopt a view that the European economy may be in an upswing.  This renewed confidence drove up yields on most major financial instruments, pushing prices in the futures markets (which move inversely to yields) downwards.   Although ultimately profitable in the sector, short positions in U.S. fixed income markets experienced setbacks.  Continued domestic economic distress moved the U.S. based Eurodollar market upwards against the portfolio’s short positions.  The continuing woes of a weakened global economy helped Grant Park’s currency positions in May.  Mixed economic reports from the U.S., Great Britain, the Eurozone, and Australia caused big moves in the currency markets both with and against the portfolio’s positions.  Grant Park fared well as profits stemming from short dollar positions against the Aussie dollar, Turkish lira, and Mexican peso outweighed losses sustained from the more established currencies such as the British pound, euro, and Canadian dollar.  The bulk of the portfolio’s setbacks in May stemmed from positions in the equity indices markets.  Grant Park’s continued short exposure to the U.S. equity markets experienced losses as the front contract in the e-mini S&P 500 rallied 5.82%.  Short positions in France’s CAC40 and Germany’s Dax indices also produced losses, as better-than expected economic data released near month’s end spurred a boost in the equity markets.  Grant Park’s positions in the metals markets provided mixed results for the portfolio, but were net negative for May.  Losses incurred due to steady decreases in copper prices against the portfolio’s long positions accounted for most of the setbacks in the sector.  Analysts attribute the move to the recent firming of the U.S. dollar and decreased demand from China due to a recent earthquake.  On the short side however, modest profits were earned on a 22.77% slide in the nickel markets, which moved alongside Grant Park’s short positions.  Lastly, the softs/agriculturals sector did not prove profitable this past month, as the portfolio registered minor losses in the grains markets.  Corn prices dipped more than 2%, moving against long positions, in May in response to a strengthening dollar.  Many analysts also attribute declines in grains prices to a late-month drop in energy prices.

Grant Park recorded gains in June.  Class A units were up 3.06% and Class B units were up 2.99%.  Grant Park’s long positions in the energy sector performed well as they rode a sector wide surge in prices this past month.  A combination of a weakening greenback and production concerns were the biggest contributors to the heightened prices in the sector.  The rebel group, MEND (The Movement for the Emancipation of the Niger Delta), continued their attacks on major oil producers in Africa, putting a clamp on the region’s ability to produce the highly sought after light sweet crude oil.  The comments made by two separate figureheads in the Middle East that oil prices could reach as high as $170 by summer’s end and that oil producer Libya may reduce oil production caused a big question mark to appear over the supply-side of the crude oil markets in the region, which drove prices upwards.  Another profitable sector for Grant Park this past month was the softs/agriculturals sector.  Leading the way was the portfolio’s long corn positions.  Massive rains sweeping across the Midwest, especially in Illinois, Iowa, and Missouri, kept many farmers out of their fields, as their corn crop spent a good portion of June under as much as six inches of water in certain areas.  In the face of weakening ethanol demand, Mother Nature drove corn prices up 20.45% before month’s end.  Short positions in the domestic and foreign equity indices markets fared well in June as well, due to the lingering effects of last year’s credit crisis on global stocks.  At home in the U.S., equity markets waned throughout the month on the heels of poor earning reports from some of the nation’s biggest financial firms.  Sky-rocketing oil prices and fleeting consumer confidence, both domestically and abroad, surely had an effect on the equity markets as well.  Grant Park performed well in the base metals sector in the month of June.  Fueled by supply constraints, price increases in the aluminum and copper markets were the main causes for profits in the sector.  A labor strike in Peru, a major producer of copper, and a temporary shutdown of a crucial aluminum producing plant here in the U.S. caused a shock in the market pushing the price of both metals up more than 7% for the month.  Also having a positive impact on the metals markets (as with most other commodities) was a decline in the value of the U.S. dollar.  Investments into the European fixed income markets experienced gains this past month.  Price movements were primarily driven by the announcement from the European Central Bank, stating they would be adopting a firmer monetary policy in the coming months to combat inflation.  The statement, which came as a surprise to many speculators given the poor economic outlook in Europe, pushed interest rate yields to near all-time highs, diving financial futures downwards in line with Grant Park’s short positions.  Despite losses in the domestic fixed income, short positions in the European markets, mainly the Euribor and German bund markets, overcame the setbacks and made the sector profitable for June.  The bulk of the setbacks this month came from the currency markets.  Contributing to losses were long positions in the New Zealand dollar.  Despite a slight retracement mid-month, the kiwi declined against the greenback on poor consumer confidence and unemployment figures in the region.  Dips in the kiwi can also be attributed to the announcement made by the Reserve Bank of New Zealand’s Governor saying that although rates remained steady in June, they would most likely be cut in the months to come.  Further adding to setbacks for the sector were losses in various minor currency positions, including the Colombian peso, Czech koruna, and Icelandic krona.

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

Value At Risk By Market Sectors

The following tables indicate the trading value at risk associated with the GP Class and Grant Park’s open positions by market category as of June 30, 2008 and December 31, 2007 and the trading gains/losses by market category for the six months ended June 30, 2008 and the year ended December 31, 2007.  All open position trading risk exposures of the GP Class and Grant Park have been included in calculating the figures set forth below.  As of June 30, 2008, Grant Park’s net asset value was approximately $565.9 million.  As of December 31, 2007, Grant Park’s net asset value was approximately $455.7 million.

June 30, 2008
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Stock Indices	$11,532,691	(0.1)%	0.1%
Currencies	11,223,601	2.5	0.5
Metals	7,684,929	2.8	0.3
Energy	7,606,725	9.3	6.7
Interest Rates	4,495,808	3.0	(0.7)
Agriculturals	2,344,672	4.5	1.1
Softs	1,802,851	1.6	0.1
Meats	319,170	0.3	(0.1)
Total	$47,010,447	23.9%	8.0%

December 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Currencies	$10,046,639	2.2%	5.7%
Stock Indices	4,885,229	1.1	(2.3)
Interest Rates	4,165,346	0.9	7.2
Energy	4,131,368	0.9	5.0
Metals	3,984,802	0.9	0.7
Agriculturals	3,548,025	0.8	4.1
Softs	1,981,086	0.4	(1.8)
Meats	693,850	0.1	(0.6)
Total	$33,436,345	7.3%	18.0%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of June 30, 2008, by market sector.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, and Australia.  The stock index futures contracts currently traded by Grant Park are generally limited to futures on broadly based indices, although Grant Park may trade narrow-based stock index futures contracts in the future.  As of June 30, 2008, Grant Park’s equity indices positions were predominantly short, except for a few Asian and North American markets.  Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.  Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of June 30, 2008, Grant Park had a variety of positions in both the dollar and the cross rates.  In general, with the exception of the Japanese yen, a weaker dollar against most currencies would benefit Grant Park.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc.  As of June 30, 2008, Grant Park’s metals positions were predominantly long, with the exception of a few short base metal positions.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia and Venezuela.  As of June 30, 2008, the energy market exposure of Grant Park consisted of moderate long positions in crude oil, crude products and natural gas.  Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  However, Grant Park also takes futures positions on the government debt of smaller nations, such as Australia.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of June 30, 2008, Grant Park’s longer-term interest rate exposure is predominantly short in European markets and long throughout the rest of the globe.  Grant Park’s global short-term interest rate exposure is predominantly short.

  Agricultural/Meat/Softs

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.  Moderate long positions in wheat, cocoa, coffee, sugar, soybean oil, and soybeans accounted for Grant Park’s long commodity exposure while live cattle and lean hogs accounted for Grant Park’s short positions as of June 30, 2008.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of June 30, 2008.

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

There was no change in Grant Park's internal control over financial reporting in the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, Grant Park's internal control over financial reporting.

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

Class A Limited Partnership Units and Class B Limited Partnership Units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month.  The close of business on July 31, 2003 marked the initial closing date of the public offering.  The lead selling agents for the offering are UBS Financial Services Inc., A.G. Edwards & Sons, Inc. and Oppenheimer & Co. Inc.  As of the close of business on April 1, 2008, the Class A Limited Partnership Units were offered at $1,462.50 with 388.30 units being sold, and the Class B Limited Partnership Units were offered at $1,273.47 with 9,321.27 units being sold.  As of the close of business on May 1, 2008, the Class A Limited Partnership Units were offered at $1,460.65 with 1,167.95 units being sold, and the Class B Limited Partnership Units were offered at $1,270.95 with 8,382.80 units being sold.  As of the close of business on June 1, 2008, the Class A Limited Partnership Units were offered at $1,491.41 with 1,351.40 units being sold, and the Class B Limited Partnership Units were offered at $1,296.79 with 10,094.89 units being sold.   Expenses incurred in connection with the organization and offering of the units, which are paid by the general partner and then reimbursed by Grant Park on a monthly basis (with such reimbursement limited to 0.2% annually of the net asset value of the Class A Units and through August 31, 2005, 0.9% annually, and effective September 1, 2005, 0.6% annually of the Class B Units) amounted to a total of approximately $312,107 for the three months ended June 30, 2008.  The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Issuer Purchases of Equity Securities

(e)           The following table provides information regarding the total Class A and Class B units redeemed by Grant Park during the three months ended June 30, 2008.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/Program(1)
04/01/08 through 04/30/08	1,143.17	$1,460.65	3,060.74	$1,270.95	4,203.91	(2)
05/01/08 through 05/31/08	550.66	$1,491.41	2,385.49	$1,296.79	2,936.15	(2)
06/01/08 through 06/30/08	30.54	$1,537.12	2,669.45	$1,335.57	2,699.99	(2)
Total	1,724.37	$1,471.83	8,115.68	$1,299.80	9,840.05	(2)
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

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
Date: August 14, 2008	by:	Dearborn Capital Management, L.L.C. its General Partner
	By:	/s/David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

By:	/s/Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)