Form 10-Q
period 2008-09-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2008-11-14
CIK 845698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  September 30, 2008

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

QUARTER ENDED September 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership
Statements of Financial Condition

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets

Equity in brokers’ trading accounts:
U.S. Government securities, at fair value	$68,598,497	$61,148,504
Cash	8,017,737	5,227,545
Unrealized gain on open contracts, net	1,291,967	6,136,840
Deposits with brokers	77,908,201	72,512,889

Cash and cash equivalents	206,725,128	160,199,532
Commercial paper (cost, plus accrued interest at September 30, 2008 - $9,902,203, and December 31, 2007 - $27,869,290)	9,902,203	27,869,290
Government-sponsored enterprises (cost, plus accrued interest at September 30, 2008 - $184,612,965, and December 31, 2007 - $105,413,285)	184,612,965	105,413,285
Investment in Dearborn Select Master Fund, SPC	105,171,951	98,629,036
Interest receivable	672,536	1,838,411
Receivable from General Partner	–	750,000

Total assets	$584,992,984	$467,212,443

Liabilities and Partners’ Capital

Liabilities
Brokerage commission payable	$3,346,456	$2,769,915
Accrued incentive fees	111,614	2,503,135
Organization and offering costs payable	259,695	206,208
Accrued operating expenses	119,492	96,082
Pending partner additions	11,666,029	3,426,126
Redemptions payable	3,670,412	2,525,181
Total liabilities	19,173,698	11,526,647

Partners’ Capital
General Partner (4,149.96 and 3,671.69 units outstanding at September 30, 2008 and December 31, 2007, respectively)	5,988,355	4,807,965
Limited Partners
Class A (50,727.30 and 51,371.93 units outstanding at September 30, 2008 and December 31, 2007, respectively)	73,199,023	67,269,942
Class B (388,962.03 and 335,708.69 units outstanding at September 30, 2008 and December 31, 2007, respectively)	486,631,908	383,607,889
Total partners’ capital	565,819,286	455,685,796

Total liabilities and partners’ capital	$584,992,984	$467,212,443

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments
September 30, 2008
(Unaudited)

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$36,468	**	$283,395	0.1%	$319,863	0.1%
Energy	(1,838,492)	(0.3)%	1,980,094	0.3%	141,602	**
Grains	(3,674,729)	(0.7)%	3,947,127	0.7%	272,398	**
Interest rates	(614,486)	(0.1)%	(1,871)	**	(616,357)	(0.1)%
Meats	25,630	**	493,166	0.1%	518,796	0.1%
Metals	(39,980)	**	197,010	**	157,030	**
Soft commodities	8,108	**	1,528,452	0.3%	1,536,560	0.3%
Stock indices	40,430	**	809,776	0.1%	850,206	0.1%
Total U.S. Futures Positions	(6,057,051)		9,237,149		3,180,098
Foreign Futures Positions:
Energy	(979,305)	(0.2)%	1,513,850	0.3%	534,545	0.1%
Grains	−	**	44,477	**	44,477	**
Interest rates	1,134,077	0.2%	(247,300)	**	886,777	0.2%
Metals	(8,750,428)	(1.5)%	10,170,419	1.7%	1,419,991	0.2%
Soft commodities	(10,400)	**	29,280	**	18,880	**
Stock indices	(491,276)	(0.1)%	2,679,821	0.5%	2,188,545	0.4%
Total Foreign Futures Positions	(9,097,332)		14,190,547		5,093,215
Total Futures Contracts	$(15,154,383)	(2.7)%	$23,427,696	4.1%	$8,273,313	1.4%
Forward Contracts *
Currencies	$(9,032,577)	(1.6)%	$2,051,231	0.4%	$(6,981,346)	(1.2)%

Total Futures and Forward Contracts	$(24,186,960)	(4.3)%	$25,478,927	4.5%	$1,291,967	0.2%

____________
*
No individual futures, forward and option on futures contract position constituted greater than 1 percent of partners’ capital.  Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of partners’ capital.

Commercial paper

Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$4,345,000	10/14/2008	Bank of America Corp.	$4,340,544	0.8%
5,600,000	12/19/2008	Diageo Capital PLC	5,561,659	1.0%
	Total Commercial paper		$9,902,203	1.8%

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments (Continued)
September 30, 2008
(Unaudited)

Government-sponsored enterprises
Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$12,000,000	11/24/2008	Federal Home Loan Banks	$12,006,323	2.1%
8,000,000	12/1/2008	Federal Home Loan Banks	8,017,200	1.4%
11,500,000	12/5/2008	Federal Home Loan Banks	11,450,374	2.0%
10,000,000	12/26/2008	Federal Home Loan Mortgage Corp.	10,004,592	1.8%
10,000,000	1/2/2009	Federal Farm Credit Banks	10,062,278	1.8%
8,000,000	1/14/2009	Federal Home Loan Banks	8,045,434	1.4%
8,000,000	4/1/2009	Federal Agricultural Mortgage Corp.	8,088,723	1.4%
8,000,000	4/7/2009	Federal Home Loan Mortgage Corp.	8,090,867	1.4%
10,000,000	4/15/2009	Federal Home Loan Banks	9,844,289	1.8%
10,000,000	4/24/2009	Federal Home Loan Banks	10,000,108	1.8%
8,000,000	4/24/2009	Federal Agricultural Mortgage Corp.	8,079,733	1.4%
10,000,000	4/30/2009	Federal Home Loan Banks	10,110,104	1.8%
12,000,000	5/20/2009	Federal Home Loan Banks	12,033,031	2.1%
8,000,000	6/30/2009	Federal Home Loan Banks	8,060,667	1.4%
8,000,000	7/14/2009	Federal Home Loan Banks	8,052,755	1.4%
10,000,000	8/20/2009	Federal Home Loan Banks	10,034,167	1.8%
8,000,000	8/28/2009	Federal Home Loan Banks	8,022,367	1.4%
12,500,000	10/19/2009	Federal Home Loan Mortgage Corp.	12,511,370	2.2%
12,000,000	12/30/2009	Federal Home Loan Banks	12,098,583	2.2%
	Total Government-sponsored enterprises		$184,612,965	32.6%

U.S. Government Securities ***
Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$43,900,000	10/2/2008	U.S. Treasury bills (cost $43,849,240)	$43,899,732	7.8%
24,700,000	10/9/2008	U.S. Treasury bills (cost $24,653,688)	24,698,765	4.3%
	Total U.S. Government Securities		$68,598,497	12.1%

____________
***	Pledged as collateral for the trading of futures, forward and option on futures contracts.

Investment in Dearborn Select Master Fund, SPC

Percent of Partners' Capital	Cost	Fair Value	Investment Objective	Liquidity Provision
18.6%	$89,211,588	$105,171,951	Speculative trading of futures contracts, options on futures contracts, forward contracts, swaps, derivatives and synthetics	Monthly or at such other times as the Directors may agree

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments (Continued)
September 30, 2008
(Unaudited)

Proportional Share of Investments in Dearborn Select Master Fund, SPC as of September 30, 2008 (1)

U.S. Government Securities

Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$7,500,000	10/9/2008	U.S. Treasury bills (cost $7,491,533)	$7,499,625	1.3%
	Total U.S. Government Securities		$7,499,625

____________
(1)  Represents Grant Park Futures Fund Limited Partnership’s proportional share of Dearborn Select Master Fund, SPC’s individual underlying investments which exceed 1% of Grant Park Futures Fund Limited Partnership’s partners’ capital at September 30, 2008.

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

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments (Continued)
December 31, 2007
(Audited)

Government-sponsored enterprises
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$10,000,000	1/24/2008	Federal Home Loan	$10,069,463	2.2%
10,000,000	2/7/2008	Federal Home Loan	10,056,005	2.2%
10,000,000	3/12/2008	Federal Home Loan	10,018,789	2.2%
10,000,000	7/16/2008	Federal Home Loan	11,780,935	2.6%
10,000,000	8/1/2008	Federal Agricultural Mortgage Corp.	10,222,306	2.2%
9,000,000	10/8/2008	Federal Agricultural Mortgage Corp.	9,094,000	2.0%
4,000,000	10/30/2008	Federal Home Loan	4,030,000	0.9%
12,000,000	11/19/2008	Federal Home Loan	12,064,750	2.6%
12,000,000	11/24/2008	Federal Home Loan	12,009,310	2.6%
8,000,000	11/28/2008	Federal Home Loan	8,033,367	1.8%
8,000,000	12/1/2008	Federal Home Loan	8,034,360	1.8%
	Total Government-sponsored enterprises		$105,413,285	23.1%

U.S. Government Securities ***
Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$61,300,000	1/31/2008	U.S. Treasury bills (cost $61,139,861)	$61,148,504	13.4%
	Total U.S. Government Securities		$61,148,504

____________
***           Pledged as collateral for the trading of futures, forward and option on futures contracts.

Investment in Dearborn Select Master Fund, SPC

Percent of Partners' Capital	Cost	Fair Value	Investment Objective	Liquidity Provision
21.6%	$89,211,588	$98,629,036	Speculative trading of futures contracts, options on futures contracts, forward contracts, swaps, derivatives and synthetics	Monthly or at such other times as the Directors may agree

Proportional Share of Investments in Dearborn Select Master Fund, SPC as of December 31, 2007 (1)
U.S. Government Securities
Face Value	Maturity Date	Description	Fair Value	Percent of Partners' Capital
$12,500,000	1/31/2008	U.S. Treasury bills (cost $12,466,751)	$12,469,108	2.7%
	Total U.S. Government Securities		$12,469,108

____________
(1)  Represents Grant Park Futures Fund Limited Partnership’s proportional share of Dearborn Select Master Fund, SPC’s individual underlying investments which exceed 1% of Grant Park Futures Fund Limited Partnership’s partners’ capital at December 31, 2007.

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Income trading gains (losses)
Net gain (loss) from trading
Realized	$(5,311,272)	$(9,707,574)	$81,411,635	$21,214,055
Change in unrealized	(12,847,743)	14,753,035	(4,844,873)	16,639,680
Commissions	(1,701,641)	(1,229,953)	(4,866,660)	(4,140,951)

Net gains (losses) from trading	(19,860,656)	3,815,508	71,700,102	33,712,784

Income (loss) allocated from Dearborn Select Master Fund, SPC	(9,894,659)	3,783,194	6,542,915	5,267,637

Total trading gains (losses)	(29,755,315)	7,598,702	78,243,017	38,980,421

Net investment income
Income
Interest income	2,893,792	4,015,342	9,301,255	13,412,980

Expenses from operations
Brokerage commission	8,491,761	6,282,623	24,506,603	19,091,144
Incentive fees	111,614	1,405,263	17,007,165	4,514,328
Operating expenses	350,687	262,129	1,015,952	766,324

Total expenses	8,954,062	7,950,015	42,529,720	24,371,796

Net investment (loss)	(6,060,270)	(3,934,673)	(33,228,465)	(10,958,816)

Net income	$(35,815,585)	$3,664,029	$45,014,552	$28,021,605

Net income (loss) per unit from operations (based on weighted average number of units outstanding during the period):
General Partner & Class A Unit Limited Partner	$(93.39)	$11.00	$135.77	$83.92
Class B Unit Limited Partner	$(82.55)	$8.37	$114.26	$69.92

Increase (decrease) in net asset value per unit for the period:
General Partner & Class A Unit Limited Partner	$(94.13)	$10.39	$133.52	$82.11
Class B Unit Limited Partner	$(84.47)	$6.77	$108.42	$65.21

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Statements of Cash Flows

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)

Cash Flows Provided By (Used In) Operating Activities
Net income (loss)	$45,014,552	$28,021,605
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net (purchases) sales of investments in U.S. Government securities	(7,449,993)	7,408,627
Net change in unrealized (gain) loss on open contracts, net	4,844,873	(16,639,680)
Net gain from investment in Dearborn Select Master Fund, SPC	(6,542,915)	(5,267,636)
Net sales (purchases) of investments in Commercial paper	17,967,087	(25,865,888)
Net purchases of investments in Government-sponsored enterprises	(79,199,680)	(22,735,013)
Investment in Dearborn Select Master Fund, SPC	—	(89,211,588)
Decrease in interest receivable	1,165,875	75,502
Decrease in receivable from General Partner	750,000	700,000
Increase in brokerage commission payable	576,541	204,265
Increase (decrease) in accrued incentive fees	(2,391,521)	190,325
Increase in accrued operating expenses	23,410	10,841

Net cash used in operating activities	(25,241,771)	(123,108,640)

Cash Flows Provided By Financing Activities
Partner additions	118,508,827	51,855,046
Redemptions	(41,805,952)	(40,594,358)
Offering costs	(2,145,316)	(1,617,749)

Net cash provided by financing activities	74,557,559	9,642,939

Net increase (decrease) in cash and cash equivalents	49,315,788	(113,465,701)

Cash and cash equivalents:
Beginning of period	165,427,077	244,557,324

End of period	$214,742,865	$131,091,623

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$8,017,737	$(10,667,836)
Cash and cash equivalents	206,725,128	141,759,459
Total end of period cash and cash equivalents	$214,742,865	$131,091,623

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Statements of Changes in Partners’ Capital (Net Asset Value)
(Unaudited)

			Limited Partners		Limited Partners
	General Partner		Class A		Class B
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Nine Months Ended September 30, 2008
Partners’ capital, December 31, 2007	3,671.69	$4,807,965	51,371.93	$67,269,942	335,708.69	$383,607,889	$455,685,796
Contributions	101.66	145,000	3,225.36	4,586,679	14,930.87	18,253,725	22,985,404
Redemptions	—	—	(7,032.62)	(10,220,140)	(7,071.19)	(8,784,902)	(19,005,042)
Offering Costs	—	—	—	(40,615)	—	(647,318)	(687,933)
Net Income (loss)	—	565,564	—	7,967,521	—	45,094,674	53,627,759
Partners’ capital, March 31, 2008	3,773.35	5,518,529	47,564.67	69,563,387	343,568.37	437,524,068	512,605,984
Contributions	125.03	185,000	2,782.62	4,104,340	27,798.96	35,615,357	39,904,697
Redemptions	—	—	(1,724.37)	(2,537,963)	(8,115.68)	(10,548,734)	(13,086,697)
Offering Costs	—	—	—	(39,363)	—	(709,386)	(748,749)
Net Income (loss)	—	288,734	—	3,648,604	—	23,265,040	27,202,378
Partners’ capital, June 30, 2008	3,898.38	5,992,263	48,622.92	74,739,005	363,251.65	485,146,345	565,877,613
Contributions	251.58	370,000	3,754.95	5,521,274	32,495.86	41,487,549	47,378,823
Redemptions	—	—	(1,650.57)	(2,377,131)	(6,785.48)	(8,482,314)	(10,859,445)
Offering Costs	—	—	—	(39,764)	—	(722,356)	(762,120)
Net Income (loss)	—	(373,908)	—	(4,644,361)	—	(30,797,316)	(35,815,585)
Partners’ capital, September 30, 2008	4,149.96	$5,988,355	50,727.30	$73,199,023	388,962.03	$486,631,908	$565,819,286

Net asset value per unit at December 31, 2007				$1,309.47		$1,142.68
Net asset value per unit at March 31, 2008				$1,462.50		$1,273.47
Net asset value per unit at June 30, 2008				$1,537.12		$1,335.57
Net asset value per unit at September 30, 2008				$1,442.99		$1,251.10

Grant Park Futures Fund Limited Partnership
Statements of Changes in Partners’ Capital (Net Asset Value) (Continued)
(Unaudited)

			Limited Partners		Limited Partners
	General Partner		Class A		Class B
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Nine Months Ended September 30, 2007
Partners’ capital, December 31, 2006	3,398.73	$3,951,351	46,628.21	$54,209,869	316,983.72	$324,091,775	$382,252,995
Contributions	176.72	205,000	8,460.16	9,848,523	19,565.92	19,857,523	29,911,046
Redemptions	—	—	(1,630.58)	(1,820,982)	(8,017.61)	(7,859,129)	(9,680,111)
Offering Costs	—	—	—	(32,230)	—	(492,176)	(524,406)
Net Income (loss)	—	(306,904)	—	(4,650,689)	—	(25,200,115)	(30,157,708)
Partners’ capital, March 31, 2007	3,575.45	3,849,447	53,457.79	57,554,491	328,532.03	310,397,878	371,801,816
Contributions	9.28	10,000	1,754.16	1,926,779	10,704.43	10,619,753	12,556,532
Redemptions	—	—	(4,383.24)	(5,089,792)	(14,137.97)	(14,679,942)	(19,769,734)
Offering Costs	—	—	—	(33,692)	—	(520,128)	(553,820)
Net Income (loss)	—	565,270	—	8,381,201	—	45,568,813	54,515,284
Partners’ capital, June 30, 2007	3,584.73	4,424,717	50,828.71	62,738,987	325,098.49	351,386,374	418,550,078
Contributions	66.88	80,000	2,523.37	3,027,726	16,179.70	16,974,837	20,082,563
Redemptions	—	—	(1,699.57)	(2,008,026)	(6,977.87)	(7,294,509)	(9,302,535)
Offering Costs	—	—	—	(33,618)	—	(528,254)	(561,872)
Net Income (loss)	—	40,488	—	567,560	—	3,055,981	3,664,029
Partners’ capital, September 30, 2007	3,651.61	$4,545,205	51,652.51	$64,292,629	334,300.32	$364,594,429	$432,432,263

Net asset value per unit at December 31, 2006				$1,162.60		$1,022.42
Net asset value per unit at March 31, 2007				$1,076.63		$944.80
Net asset value per unit at June 30, 2007				$1,234.32		$1,080.86
Net asset value per unit at September 30, 2007				$1,244.71		$1,087.63

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

Presentation of financial information:  The financial statements include the accounts of the Partnership and were prepared by us without audit according to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations.  In our opinion, the accompanying interim, unaudited, financial statements contain all adjustments (consisting of normal recurring accruals) necessary and adequate disclosures to present fairly the financial position as of September 30, 2008 and the results of operations for the three and nine months ended September 30, 2008 and 2007.

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

Organization and offering costs:  All expenses incurred in connection with the organization and the initial and ongoing public offering of Partnership Interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership.  This reimbursement is made monthly.  Class A units bear organization and offering expenses at an annual rate of 20 basis points (0.20 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets.  Class B units incur these expenses at an annual rate of 60 basis points (0.60 percent) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted net assets.  “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions.  In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses are charged against partners’ capital at the time of reimbursement or accrual.  Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued.  If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner.  At September 30, 2008, all organization and offering costs incurred by the General Partner have been reimbursed.

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

Assets	Level 1	Level 2	Level 3	Total
U.S. Government Securities	$68,598,497	$-	$-	$68,598,497
Futures contracts	8,273,313	-	-	8,273,313
Forward contracts	(6,981,346)	-	-	(6,981,346)
Commercial paper	9,902,203	-	-	9,902,203
Government-sponsored enterprises	184,612,965	-	-	184,612,965
Investment in Dearborn Select Master Fund, SPC	-	-	105,171,951	105,171,951

Financial instruments classified as Level 3 in the fair value hierarchy represent the Partnership’s investment in the GP Class in which management has used at least one significant unobservable input in the valuation model.  The following table presents a reconciliation of activity for the GP Class:

Balance at January 1, 2008	$98,629,036
Total Realized and Unrealized Gains or (Losses) included in Income	10,747,116
Purchases, Issuances and Settlements	-
Transfers in and (or) out of Level 3	-
Balance at March 31, 2008	$109,376,152

Total Realized and Unrealized Gains or (Losses) included in Income	5,690,458
Purchases, Issuances and Settlements	-
Transfers in and (or) out of Level 3	-
Balance at June 30, 2008	$115,066,610

Total Realized and Unrealized Gains or (Losses) included in Income	(9,894,659)
Purchases, Issuances and Settlements	-
Transfers in and (or) out of Level 3	-
Balance at September 30, 2008	$105,171,951

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

Summarized information reflecting the total assets, liabilities and capital for Dearborn Select is shown in the following table.

September 30, 2008
Total Assets	$105,652,732

Total Liabilities	$480,781

Total Capital	$105,171,951

Summarized information reflecting the Partnership’s investment in, and the allocated results of the operations of, Dearborn Select is shown in the following tables.

September 30, 2008			For the three months ended September 30, 2008
% of
Partnership’s		Fair	Total	Expenses			Net	Investment	Liquidity
Net Assets	Cost	Value	Loss	Commissions	Other		Loss	Objective	Provision

18.6%	$89,211,588	$105,171,951	$8,955,528	$939,131	$	−	$9,894,659	Speculative trading of futures contracts, options on futures contracts, forward contracts, swaps, derivatives and synthetics	Monthly or at such other times as the Directors may agree

September 30, 2008			For the nine months ended September 30, 2008
% of
Partnership’s		Fair	Total	Expenses		Net	Investment	Liquidity
Net Assets	Cost	Value	Income	Commissions	Other	Income	Objective	Provision

18.6%	$89,211,588	$105,171,951	$13,840,910	$2,867,791	$4,430,204	$6,542,915	Speculative trading of futures contracts, options on futures contracts, forward contracts, swaps, derivatives and synthetics	Monthly or at such other times as the Directors may agree

Note 3.   Deposits with Brokers

The Partnership deposits assets with brokers subject to CFTC regulations and various exchange and brokers requirements.  Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such brokers.  The Partnership earns interest income on its assets deposited with the brokers.

Note 4.  Commodity Trading Advisors

In addition to its investment in Dearborn Select through which a portion of its assets are managed by Winton, as of September 30, 2008, the Partnership has entered into advisory contracts with Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Co., Graham Capital Management, L.P., Welton Investment Corporation, Global Advisors L.P. and Transtrend B.V. to act as the Partnership’s commodity trading advisors (the “Advisors”).  The Advisors are paid a quarterly management fee ranging from 1 percent to 2 percent per annum of the Partnership’s month-end allocated net assets and a quarterly incentive fee ranging from 20 percent to 30 percent of the new trading profits on the allocated net assets of the Advisor.

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

	Three Months Ended September 30,		Nine Months Ended September, 30
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Total return – A Units (1)	(6.12)%	0.84%	10.20%	7.06%
Total return – B Units (1)	(6.32)%	0.63%	9.49%	6.38%
Ratios as a percentage of average net asset value: (2)
Interest income (3)	2.08%	3.88%	2.37%	4.48%

Expenses prior to incentive fees (3)	6.35%	6.32%	6.50%	6.63%
Incentive fees (3)	0.08%	1.36%	4.33%	1.51%
Total expenses (3)	6.43%	7.68%	10.83%	8.14%
Net investment loss (3)(4)	(4.27)%	(2.44)%	(4.13)%	(2.15)%

____________
(1)	Not annualized.
(2)	Excludes the Partnership’s proportionate share of expenses and net investment income (loss) from Dearborn Select Master Fund, SPC – Winton Segregated Portfolio.
(3)	Annualized.
(4)	Excludes incentive fee.

The interest income and expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and nine months ended September 30, 2008 and 2007 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three and nine months ended September 30, 2008 and 2007.

Class A Units	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,537.12	$1,234.32	$1,309.47	$1,162.60
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	(73.72)	27.14	251.83	128.02
Expenses net of interest income (1)	(19.67)	(16.14)	(116.06)	(44.10)
Total income (loss) from operations	(93.39)	11.00	135.77	83.92
Organization and offering costs (1)	(0.74)	(0.61)	(2.25)	(1.81)
Net asset value per unit at end of period	$1,442.99	$1,244.71	$1,442.99	$1,244.71

Class B Units	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,335.57	$1,080.86	$1,142.68	$1,022.42
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	(64.05)	23.71	217.62	112.04
Expenses net of interest income (1)	(18.50)	(15.34)	(103.36)	(42.12)
Total income (loss) from operations	(82.55)	8.37	114.26	69.92
Organization and offering costs (1)	(1.92)	(1.60)	(5.84)	(4.71)
Net asset value per unit at end of period	$1,251.10	$1,087.63	$1,251.10	$1,087.63
__________
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

Net trading results from derivatives for the three and nine months ended September 30, 2008 and 2007, are reflected in the statements of operations.  Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contract, and forward contracts.

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

The unrealized gain(loss) on open futures and forward contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Contracts (non-exchange-traded)		Option Contracts (exchange-traded)			Total
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008		December 31, 2007	September 30, 2008	December 31, 2007
Gross unrealized gains	$28,212,975	$14,183,671	$9,449,459	$2,046,350	$	−	$319,432	$37,662,434	$16,549,453
Gross unrealized (losses)	(19,939,662)	(6,807,992)	(16,430,805)	(3,604,621)		−	–	(36,370,467)	(10,412,613)
Net unrealized gain (loss)	$8,273,313	$7,375,679	$(6,981,346)	$(1,558,271)	$	−	$319,432	$1,291,967	$6,136,840

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

Note 11.  Subsequent Event

From October 1, 2008 to November 14, 2008, there were aggregate contributions to and redemptions from the Partnership totaling approximately $24,706,000 and $0, respectively.

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

Grant Park invests through independent professional commodity trading advisors retained by the general partner.  At September 30, 2008, Rabar Market Research, Inc. (“Rabar”), EMC Capital Management, Inc. (“EMC”), Eckhardt Trading Company (“ETC”), Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited, Welton Investment Corporation (“Welton”), Global Advisors L.P. (“Global Advisors”) and Transtrend B.V. (“Transtrend”) serve as Grant Park’s commodity trading advisors.  Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of September 30, 2008, the general partner allocated Grant Park’s net assets among its core trading advisors

Rabar, EMC and Welton and non-core trading advisors Graham, ETC, Global Advisors and Transtrend.  No more than twenty-five percent of Grant Park’s assets are allocated to any one trading advisor.  The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

Effective June 1, 2007, the general partner reallocated the portion of Grant Park’s net assets previously allocated to Winton Capital Management Limited (“Winton”) to the Dearborn Select Master Fund, SPC – Winton Segregated Portfolio – Class GP (the “GP Class”).  Dearborn Select Master Fund, SPC (“Dearborn Select”) was incorporated under the laws of the Cayman Islands on April 7, 2006 and is a private investment fund organized as a segregated portfolio company with limited liability.  The GP Class allocates the assets invested by Grant Park to Winton through one or more managed accounts, to be traded pursuant to Winton’s Diversified Program, the same trading program Winton previously traded for Grant Park.  Grant Park owns all of the outstanding units of the GP Class.  There have been no changes to the existing clearing broker arrangements/brokerage charge and no material changes to the other fees and expenses allocated to Grant Park as a result of this reallocation.  The general partner of Grant Park is also the Investment Manager of Dearborn Select.

Critical Accounting Policies

Grant Park’s most significant accounting policy is the valuation of its assets invested in other commodity investment pools and in U.S. and international futures and forward contracts, options contracts and other interests in commodities.  Grant Park primarily invests in exchange-traded contracts, valued based upon exchange settlement prices. The remainder of its investments are non-exchange-traded contracts with valuation of those investments based on third-party-quoted dealer values on the Interbank market. With the valuation of the investments easily obtained, there is little or no judgment or uncertainty involved in the valuation of investments, and accordingly, it is unlikely that materially different amounts would be reported under different conditions using different but reasonably plausible assumptions.  Grant Park’s significant accounting policies are described in detail in Note 1 of the Financial Statements.

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

Fair value of exchange-traded contracts is based upon exchange settlement prices.  Fair value of non-exchange-traded contracts is based on third-party-quoted dealer values on the Interbank market.  Government-sponsored enterprises and commercial paper are stated at cost plus accrued interest, which approximates fair value.  These financial instruments are classified in Level 1 of the fair value hierarchy.

Grant Park’s investment in the GP Class is reported in the statement of financial condition at fair value.  Fair value ordinarily is the value determined by the management of the GP Class in accordance with the valuation policies of the GP Class and as reported at the time of Grant Park’s valuation.  Generally, the fair value of Grant Park’s investment in the GP Class represents the amount that Grant Park could reasonably expect to receive from the GP Class if Grant Park’s investment was redeemed at the time of valuation, based on information reasonably available at the time the valuation is made that Grant Park believes to be reliable.  This financial instrument is classified in Level 3 of the fair value hierarchy.

The following table presents Grant Park’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

Assets	Level 1	Level 2	Level 3	Total
U.S. Government Securities	$68,598,497	$-	$-	$68,598,497
Futures contracts	8,273,313	-	-	8,273,313
Forward contracts	(6,981,346)	-	-	(6,981,346)
Commercial paper	9,902,203	-	-	9,902,203
Government-sponsored enterprises	184,612,965	-	-	184,612,965
Investment in Dearborn Select Master Fund, SPC	-	-	105,171,951	105,171,951

Financial instruments classified as Level 3 in the fair value hierarchy represent Grant Park’s investment in the GP Class in which management has used at least one significant unobservable input in the valuation model.  The following table presents a reconciliation of activity for the GP Class:

Balance at January 1, 2008	$98,629,036
Total Realized and Unrealized Gains or (Losses) included in Income	10,747,116
Purchases, Issuances and Settlements	-
Transfers in and (or) out of Level 3	-
Balance at March 31, 2008	$109,376,152

Total Realized and Unrealized Gains or (Losses) included in Income	5,690,458
Purchases, Issuances and Settlements	-
Transfers in and (or) out of Level 3	-
Balance at June 30, 2008	$115,066,610

Total Realized and Unrealized Gains or (Losses) included in Income	(9,894,659)
Purchases, Issuances and Settlements	-
Transfers in and (or) out of Level 3	-
Balance at September 30, 2008	$105,171,951

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

Results of Operations

Grant Park’s net return, which consists of Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the quarter ended September 30, 2008 was approximately (6.1)% for the Class A units and (6.3)% for the Class B units.  The net asset value at September 30, 2008 was approximately $565.8 million, at December 31, 2007 was approximately $455.7 million and at September 30, 2007 was approximately $432.4 million.

The table below sets forth Grant Park’s trading gains or losses which include the investment in the GP Class by sector for the three and nine month periods ended September 30, 2008 and 2007.

	% Gain (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
Sector	2008	2007	2008	2007
Interest Rates	0.7%	1.2%	3.7%	4.9%
Currencies	(2.8)	0.3	(0.4)	5.4
Stock Indices	2.4	(1.3)	2.3	(1.0)
Energy	(2.2)	0.9	6.9	1.6
Agriculturals	(1.6)	2.2	2.8	1.9
Metals	(0.6)	0.3	2.1	(0.1)
Softs	(0.5)	(0.9)	1.0	(0.9)
Meats	(0.2)	(0.4)	0.1	(0.7)
Total	(4.8)%	2.3%	18.5%	11.1%

Three months ended September 30, 2008 compared to three months ended September 30, 2007

For the three months ended September 30, 2008, Grant Park had a negative return of approximately 6.1% for the Class A units and 6.3% for the Class B units.  On a combined unit basis prior to expenses, approximately 4.8% resulted from trading losses which were offset by 0.6% of interest income.  The trading losses were further increased by approximately 2.1% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.  For the same period in 2007, Grant Park had a positive return of approximately 0.8% for the Class A units and 0.6% for the Class B units.  On a combined unit basis prior to expenses, approximately 2.3% resulted from trading gains and 1.2% was due to interest income.  These gains were offset by approximately 2.8% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

For the nine months ended September 30, 2008, Grant Park had a positive return of approximately 10.2% for the Class A units and 9.5% for the Class B units.  On a combined unit basis prior to expenses, approximately 18.5% resulted from trading gains and 2.2% was due to interest income.  These gains were offset by approximately 11.1% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.  For the same period in 2007, Grant Park had a positive return of approximately 7.1% for the Class A units and 6.4% for the Class B units.  On a combined unit basis prior to expenses, approximately 11.1% resulted from trading gains and 3.7% was due to interest income.  These gains were offset by approximately 8.3% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2008

Positions in several emerging market currencies drove sector performance throughout the quarter.  Long positions registered losses as the Indonesian rupiah, Indian rupee, Hungarian forint, and Brazilian real declined against the dollar.  Moving against Grant Park’s positions, the U.S. dollar strengthened as a result of the actions to bolster Fannie Mae and Freddie Mac and mergers throughout the financial industry.  The Australian dollar weakened in response to the declining price of gold, one of the nation’s key exports, resulting in additional setbacks.

Positions in the energy markets posted losses for the quarter, driven by a 29% drop in the price of crude oil.   Market analysts attribute crude’s decline to the U.S. dollar’s rising strength throughout the third quarter.

Weak grains prices also weighed on performance.  Technical factors were the primary cause for the decline.  The turmoil in the global equity markets caused investors to liquidate positions across all commodities markets in pursuit of safer investments.  Improved weather conditions in the Midwest contributed to the selloff, especially in the corn and soybeans markets which experienced declines in excess of 35% and 33% respectively.

A strong U.S. dollar put pressure on the metals markets, moving them against Grant Park’s long positions.  Reduced demand from Brazil, Russia, India, and China (the BRIC nations) also played a major role in driving prices downwards.  The portfolio recouped setbacks as positions reversed in early September following the downward trending markets.

Long positions in the fixed income sector fared well this quarter due to the volatility in the equity markets.  Many speculators liquidated equity holdings to seek safer investments in the fixed income sector, thereby moving prices upwards.  Positions in the U.S. Treasury and Japanese Government Bond markets were among the most profitable in the sector.

Grant Park’s short positions in the domestic and international equity indices markets performed particularly well in the third quarter.  The collapse of financial giants, including Fannie Mae and Freddie Mac, Lehman Brothers, and Washington Mutual, sent share prices sharply down.  Despite a slew of plans for government intervention, both domestically and internationally, investors fled from the equity markets driving prices lower.  Dips in the Nikkei 225, Hang Seng, and German Dax indices accounted for the bulk of profits.

Key trading developments for Grant Park during the first nine months of 2008 include the following:

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

Grant Park recorded gains in the month of May.  Class A units were up 2.11% and Class B units were up 2.03%.  Grant Park’s positions in the energy complex were again the drivers in the portfolio’s performance this month.  Still predominantly long across the sector, Grant Park earned substantial profits as the energy markets endured a strong sector-wide uptrend.  The biggest contributions came from rallies in the crude oil markets.  Despite some intra-month price swings, crude oil finished the month $14.62 per barrel (or 12.97%) higher than last month’s close. Although the price of crude was most heavily affected this month by swings in the U.S. dollar, price shifts in the energy markets were also caused by increased energy demand from China after a horrid earthquake rattled the nation’s hydroelectric power markets.  Due to short positions in the European financial markets, the portfolio performed particularly well in the fixed income sector.  The most notable positions were those in the Euro bund and Euribor (European Interbank Offered Rate) markets.  On strong economic data throughout the month, speculators began to adopt a view that the European economy may be in an upswing.  This renewed confidence drove up yields on most major financial instruments, pushing prices in the futures markets (which move inversely to yields) downwards.   Although ultimately profitable in the sector, short positions in U.S. fixed income markets experienced setbacks.  Continued domestic economic distress moved the U.S. based Eurodollar market upwards against the portfolio’s short positions.  The continuing woes of a weakened global economy helped Grant Park’s currency positions in May.  Mixed economic reports from the U.S., Great Britain, the Eurozone, and Australia caused big moves in the currency markets both with and against the portfolio’s positions.  Grant Park fared well as profits stemming from short dollar positions against the Aussie dollar, Turkish lira, and Mexican peso outweighed losses sustained from the more established currencies such as the British pound, euro, and Canadian dollar.  The bulk of the portfolio’s setbacks in May stemmed from positions in the equity indices markets.  Grant Park’s continued short exposure to the U.S. equity markets experienced losses as the front contract in the e-mini S&P 500 rallied 5.82%.  Short positions in France’s CAC40 and Germany’s Dax indices also produced losses, as better-than-expected economic data released near month’s end spurred a boost in the equity markets.  Grant Park’s positions in the metals markets provided mixed results for the portfolio, but were net negative for May.  Losses incurred due to steady decreases in copper prices against the portfolio’s long positions accounted for most of the setbacks in the sector.  Analysts attribute the move to the recent firming of the U.S. dollar and decreased demand from China due to a recent earthquake.  On the short side however, modest profits were earned on a 22.77% slide in the nickel markets, which moved alongside Grant Park’s short positions.  Lastly, the softs/agriculturals sector did not prove profitable this past month, as the portfolio registered minor losses in the grains markets.  Corn prices dipped more than 2%, moving against long positions, in May in response to a strengthening dollar.  Many analysts also attribute declines in grains prices to a late-month drop in energy prices.

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

Grant Park recorded losses in July.  Class A units were down 5.06% and Class B units were down 5.12%.  Long positions in the energy sector incurred the fund’s largest losses during July after crude oil prices fell more than 11% by month’s end.  Prices broke after Hurricane Bertha moved away from crude oil platforms in the Gulf of Mexico and continued lower throughout the month as reports released in the U.S and abroad indicated that high prices were driving the demand for fuel lower.  A near-sector-wide downshift in softs/agriculturals moved against Grant Park’s positions.  After several months of positive performance, our positions in corn and soybeans declined by 20% and 12%, respectively. After substantial rains and flooding restricted planting activities earlier in the summer, improved weather since has allowed farmers to plant more acreage.  Analysts are therefore expecting a more bountiful grain harvest, with a corresponding decrease in future prices.  Grant Park’s positions in this sector created losses during July, including short positions in the German bund and Euribor (European Interbank Offered Rate) markets.  The release of a poor economic outlook for the European economy drove prices upward.  Falling consumer confidence levels, poor growth data for Germany, and record high inflation all helped paint the backdrop for rallies in the fixed income markets.  Position in the metals sector registered minor losses.  A month-end rally in the US dollar put pressure on the sector and had a large impact on the 5.7% decrease in copper prices.   Further, Congress’ discussion of intervening in the grain and energy markets caused many larger institutions to liquidate positions and move to the sidelines of the commodity markets.  Grant Park posted gains in the equity indices markets, driven by our short positions in the European and U.S. equity markets.  In the U.S., the possible failure of Fannie Mae and Freddie Mac sent ripples through the markets, causing many speculators to lose confidence and begin liquidating their equity positions.   Prices declined and the markets quieted after Congress voted to protect the two mortgage lenders.  Abroad, European indices, including the CAC 40 and IBEX 35, declined as poor economic conditions in the Eurozone continued.   The ECB President’s failure to raise rates, coupled with Germany’s announcement that the second quarter would produce another quarter of negative growth played a big part in putting downward pressure on share prices.  Grant Park’s positions across a variety of non-major currencies registered profits.  Early in the month, the portfolio’s short dollar positions earned modest gains.  The biggest contributors to the sector were the long positions in the Colombian and Mexican pesos.  In response to rising inflation across Mexico and Latin America, both the Colombian and Mexican Central Banks opted to raise rates, giving their respective currencies a boost.  These positions along with long positions in the Brazilian real and Turkish lira lifted sector performance and offset minor losses in the euro and Great British pound.

Grant Park recorded losses for August.  Class A units were down 2.41% and Class B units were down 2.48%.  Least profitable for Grant Park this past month were positions in the currency markets.  A steady weakening of the Australian dollar against the greenback was the primary driver behind setbacks in the sector.  The large dip in the currency was the result of declining gold prices (one of Australia’s biggest exports) and speculation that the Reserve Bank of Australia would soon be cutting interest rates to aid the nation’s slowing economy.  Heavy volatility in the grains and softs markets proved trying for performance throughout August.  Long positions in the soybean market experienced losses on a 15.92% mid-month decline in prices, only to recoup much of the setbacks on a strong upwards retracement by month’s end.  In the gold markets, Grant Park endured setbacks both on long and short positions.  Like many other commodities in August, gold prices were primarily driven by moves in crude oil and the U.S. dollar.  Early in the month, decreasing energy prices and a strengthening dollar, caused gold prices to move against the portfolio’s long positions and touch the lowest level of 2008 at $774.0 per ounce.  As Grant Park’s positions became short mid-month, they were quickly met with reversals.  Grant Park’s positions in the energy sector also underperformed this past month.  The bulk of the sector’s setbacks were predominantly found in the crude oil markets.  Crude slipped 7.27% in August, moving in contrast to positions.  A boost in the greenback was most likely the primary cause for declines in the energy markets.  Although finishing lower for the month, the markets experienced a strong pullback in the last week of trading due to concerns that Hurricane Gustav would impede energy production in the Gulf of Mexico, which helped offset some losses.  Despite modest profits in the Stockholm OMX 30 Index, Grant Park finished August negative in the equity index sector.  Setbacks were diversified amongst positions in the largest indices in North America, Europe, Asia, and Austria.  Further adding to losses was an upwards revision of U.S. GDP growth for the second quarter, which gave share prices a boost.  Finally, the Asia/Pacific fixed income markets accounted for the bulk of Grant Park’s profits this past month, with long positions in the Japanese and Australian markets performing particularly well.   Persisting concerns about the status of the Japanese economy was the primary driver in the JGB markets.

Grant Park recorded gains in September.  Class A units were up 1.31% and Class B units were up 1.24%.  Grant Park’s short positions in the equity indices markets were the largest factor in our positive performance in this sector during September.  Share prices declined because of on-going uncertainty about the global economy.  The collapse of major financial institutions, including Washington Mutual and Lehman Brothers, and the need for a $700 billion government restructuring program reinforced the negative performance of equities.  Our short positions in the base metals markets created strong gains for the portfolio throughout the month.  The slide in metals prices was likely caused by a sharp decrease in the demand for raw materials as a result of tightening credit markets.  The devastating effect of the credit crunch on the economies of the BRIC nations (Brazil, Russia, India, and China) was especially key, as this group of nations has accounted for much of the demand in base metals over the past several years.  The portfolio earned modest gains in the livestock markets this past month.  A strengthening dollar and the declines in the prices of grains and feeds combined to create substantial pressure on the live cattle and lean hogs markets.  Results in the fixed income sector were mixed this past month.  Long positions in the European and U.S. debt markets earned modest profits as declining equities prices drove investors into the more risk-averse debt markets.  Profits were slightly offset, however, as long positions in the Asian equity markets endured setbacks in the Japanese Government Bond and Euroyen markets.  After heavy volatility in the energy sector, Grant Park finished slightly lower for the month.  Predominantly following moves in the U.S. dollar all throughout September, the crude oil markets experienced a rally mid-month, resulting in minor losses for the portfolio’s short positions.  The currency sector was not profitable during September.  Losses were generally caused due to short positions on the U.S. dollar against a number of emerging market currencies, including the Brazilian real, Indonesian rupiah, Indian rupee, and Turkish lira.  The consequences of the on-going credit crisis have been felt around the world and its impact is most clearly visible in the emerging nations.  Speculators have been driving these emerging currencies down against the dollar with the expectation that the U.S. will be able to recover faster than other less established nations.

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

Grant Park posted trading losses during the month of August.  Class A units were down 3.71% and Class B units were down 3.78%.  Currency positions sustained the largest setbacks.  Foreign currencies fell relative to the dollar after investors fled some emerging market currencies for the relative safety of the greenback; long positions in the euro lost ground after the European Central Bank added liquidity to the banking system in order to head off a possible credit squeeze.  Short positions in the Japanese yen were dealt losses as investors, seeking to preserve capital, liquidated massive positions in the yen carry trade, leading to losses from cross-rate positions in the New Zealand dollar.  Long positions in the energy sector reported losses as prices for crude oil fell on speculation that a possible credit crunch could result in an expanded economic slowdown.  Further selling occurred after Hurricane Dean failed to disrupt refinery operations in the Gulf of Mexico.  Similar to the energy sector, long positions in the base metals sustained losses as prices for copper and aluminum fell on concerns that a broader economic slowdown would reduce demand for raw materials.  Long positions in the soft/agricultural commodities sector experienced losses as prices for soybean oil fell after rains across key growing regions improved the outlook for the current crop.  Coffee prices also fell, adding to losses.  Long positions in the wheat market mitigated losses in the sector as strong demand for U.S. exports pushed prices higher for the month.  Reduced long positions in the global stock indices sustained losses as share prices weakened further on concerns that U.S. subprime mortgage defaults could have a material effect on credit availability.  Lastly, long positions in the fixed income sector recorded gains as prices for Japanese Government Bonds rallied as investors sought protection from the volatility of the equity and corporate bond markets.  The likelihood that the Bank of Japan would refrain from raising interest rates in the current environment also resulted in higher prices.

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

In the case of forward contracts or over-the-counter options contracts, which are traded on the interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a central clearing organization backed by a group of financial institutions.  As a result, there will likely be greater counterparty credit risk in these transactions.  Grant Park trades only with those counterparties that it believes to be creditworthy.  Nonetheless, the clearing member, clearing organization or other counterparty to these transactions may not be able to meet its obligations to Grant Park, in which case Grant Park could suffer significant losses on these contracts.

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

Exchange maintenance margin requirements have been used by Grant Park as the measure of its value at risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% to 99% of any one-day interval.  The maintenance margin levels are established by brokers, dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probable estimate of the maximum expected near-term one-day price fluctuation.  Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component that is not relevant to value at risk.

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

Value At Risk By Market Sectors

The following tables indicate the trading value at risk associated with the GP Class and Grant Park’s open positions by market category as of September 30, 2008 and December 31, 2007 and the trading gains/losses by market category for the nine months ended September 30, 2008 and the year ended December 31, 2007.  All open position trading risk exposures of the GP Class and Grant Park have been included in calculating the figures set forth below.  As of September 30, 2008, Grant Park’s net asset value was approximately $565.8 million.  As of December 31, 2007, Grant Park’s net asset value was approximately $455.7 million.

September 30, 2008
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Interest Rates	$8,177,838	1.5%	3.7%
Stock Indices	6,983,674	1.2	2.3
Metals	4,402,194	0.8	2.1
Currencies	3,420,395	0.6	(0.4)
Energy	2,239,753	0.4	6.9
Softs	1,175,324	0.2	1.0
Agriculturals	1,130,665	0.2	2.8
Meats	513,615	0.1	0.1
Total	$28,043,458	5.0%	18.5%

December 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Currencies	$10,046,639	2.2%	5.7%
Stock Indices	4,885,229	1.1	(2.3)
Interest Rates	4,165,346	0.9	7.2
Energy	4,131,368	0.9	5.0
Metals	3,984,802	0.9	0.7
Agriculturals	3,548,025	0.8	4.1
Softs	1,981,086	0.4	(1.8)
Meats	693,850	0.1	(0.6)
Total	$33,436,345	7.3%	18.0%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of September 30, 2008, by market sector.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  However, Grant Park also takes futures positions on the government debt of smaller nations.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of September 30, 2008, Grant Park was long interest rate instruments in the U.S., UK, Europe, Asia, Australia and New Zealand.  Despite being predominantly long, the portfolio did have small short positions in a few European markets.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, and Australia.  The stock index futures contracts currently traded by Grant Park are generally limited to futures on broadly based indices, although Grant Park may trade narrow-based stock index futures contracts in the future.  As of September 30, 2008, Grant Park was predominantly short most major indices in the U.S., Asia, and Western Europe, but had various minor long positions in indices in Canada and the Netherlands.  Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.  Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc.  As of September 30, 2008, in the precious metals sector Grant Park had short positions in palladium, platinum and silver, but had a minor long position in gold.  In the base metals markets, Grant Park was short aluminum, copper, nickel and zinc, but had minor long positions in lead and tin.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of September 30, 2008, Grant Park was long the U.S. dollar against various major currencies including the euro, British pound, Swiss franc and Canadian dollar, but was short the U.S. dollar against the Japanese yen and Mexican peso.  In general, with the exception of the Japanese yen and Mexican peso, a stronger U.S. dollar against most major currencies would benefit Grant Park.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia and Venezuela.  As of September 30, 2008, the energy market exposure of Grant Park was predominantly short.  Short energy positions included brent crude, gas oil, unleaded gasoline, natural gas and a minor position in crude oil.  Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

  Agricultural/Meat/Softs

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of September 30, 2008, in the grains markets, Grant Park had short positions in soybeans, corn, and wheat and a long position in soybean meal.  The portfolio was predominantly short the livestock markets with positions in feeder cattle, live cattle and lean hogs.  In the softs/industrials sectors, Grant Park was short cocoa, sugar, and cotton, while Grant Park had minor long positions in cocoa.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of September 30, 2008.

Foreign Currency Balances

Grant Park’s primary foreign currency balances are in Japanese yen, British pounds, Euros and Australian dollars.  The trading advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control Grant Park’s non-trading risk.

Cash Management

Grant Park maintains a portion of its assets at its clearing brokers as well as at Lake Forest Bank & Trust Company.  These assets, which may range from 5% to 25% of Grant Park’s value, are held in U.S. Treasury securities and/or Treasury repurchase agreements.  The balance of Grant Park’s assets, which range from 75% to 95%, are invested in investment grade money market instruments purchased and managed at Middleton Dickinson Capital Management, LLC, which are held in a separate, segregated account at State Street Bank and Trust Company or are purchased directly through BMO Capital Markets Corporation, a member of BMO Financial Group.  Violent fluctuations in prevailing interest rates or changes in other economic conditions could cause mark-to-market losses on Grant Park’s cash management income.

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

Item 4T.  Controls and Procedures

As of the end of the period covered by this report, the general partner carried out an evaluation, under the supervision and with the participation of the general partner’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of Grant Park’s disclosure controls and procedures as contemplated by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on and as of the date of that evaluation, the general partner’s principal executive officer and principal financial officer concluded that Grant Park’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to Grant Park required to be included in the reports required to be filed or submitted by Grant Park with the SEC under the Exchange Act.

There was no change in Grant Park's internal control over financial reporting in the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, Grant Park's internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2007, in response to Item 1A to Part I of Form 10-K.

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

Class A Limited Partnership Units and Class B Limited Partnership Units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month.  The close of business on July 31, 2003 marked the initial closing date of the public offering.  The lead selling agents for the offering are UBS Financial Services Inc., A.G. Edwards & Sons, Inc. and Oppenheimer & Co. Inc.  As of the close of business on July 1, 2008, the Class A Limited Partnership Units were offered at $1,537.12 with 1,392.87 units being sold, and the Class B Limited Partnership Units were offered at $1,335.57 with 9,114.99 units being sold.  As of the close of business on August 1, 2008, the Class A Limited Partnership Units were offered at $1,459.41 with 789.26 units being sold, and the Class B Limited Partnership Units were offered at $1,267.14 with 13,409.71 units being sold.  As of the close of business on September 1, 2008, the Class A Limited Partnership Units were offered at $1,424.27 with 1,824.40 units being sold, and the Class B Limited Partnership Units were offered at $1,235.75 with 9,971.16 units being sold.   Expenses incurred in connection with the organization and offering of the units, which are paid by the general partner and then reimbursed by Grant Park on a monthly basis (with such reimbursement limited to 0.2% annually of the net asset value of the Class A Units and through August 31, 2005, 0.9% annually, and effective September 1, 2005, 0.6% annually of the Class B Units) amounted to a total of approximately $539,855 for the three months ended September 30, 2008.  The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Issuer Purchases of Equity Securities

(e)           The following table provides information regarding the total Class A and Class B units redeemed by Grant Park during the three months ended September 30, 2008.
Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/Program(1)
07/01/08 through 07/31/08	177.44	$1,459.41	2,263.69	$1,267.14	2,441.13	(2)
08/01/08 through 08/31/08	402.68	$1,424.27	2,822.68	$1,235.75	3,225.36	(2)
09/01/08 through 09/30/08	1,070.45	$1,442.99	1,699.11	$1,251.10	2,769.56	(2)
Total	1,650.57	$1,440.19	6,785.48	$1,250.07	8,436.05	(2)
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

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: November 14, 2008	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)