Form 10-K
period 2008-12-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2009-03-05
CIK 845698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Class A Limited Partnership Units
Class B Limited Partnership Units
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer  ☒   Small reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐   No ☒
The Registrant has no voting stock.  As of December 31, 2008, there were 56,756.88 Class A Limited Partnership Units and 408,160.74 Class B Limited Partnership Units issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus dated December 3, 2007 included within Post-Effective No. 7 to the Registration Statement on Form S-1 (File No. 333-119338) filed with the SEC on November 30, 2007 are incorporated by reference into Part I of this Form 10-K.

Page

i

PART I

ITEM 1.	BUSINESS

 Grant Park Futures Fund Limited Partnership, which is referred to in this report as Grant Park, is a multi-advisor commodity pool organized to pool assets of investors for the purpose of investing those assets in U.S. and international futures and forward contracts, security futures contracts, options contracts and other interests in commodities.  Grant Park, which is not registered as a mutual fund under the Investment Company Act of 1940, has been in continuous operation since January 1989.  It is managed by its general partner, Dearborn Capital Management, L.L.C., and invests through independent professional commodity trading advisors.

Grant Park conducts its business in one operating segment and has been organized to pool assets of investors for the purpose of trading in the U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities.  In trading on these markets, Grant Park may employ futures and forward contracts, security futures contracts, options contracts and other interests in commodities.  Grant Park’s general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C., an Illinois limited liability company.  The limited partnership agreement requires the general partner to own units in Grant Park in an amount at least equal to the greater of (1) 1% of the aggregate capital contributions of all limited partners or (2) $25,000, during any time that units in Grant Park are publicly offered for sale.  The managing member of Dearborn Capital Management, L.L.C. is Dearborn Capital Management, Ltd., an Illinois corporation whose sole shareholder is David M. Kavanagh.

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

As a result of recent changes in the rules and regulations of the Financial Industry Regulatory Authority (“FINRA”) affecting commodity pools, the general partner has determined to make certain changes to the organization of Grant Park, including the creation of additional classes of units, and has determined to terminate the offering and sale of any new Class A and Class B units by the second quarter of 2009.

As part of the reorganization, Grant Park will continue to invest through different commodity trading advisors retained by the general partner.  However, instead of each trading advisor maintaining a separate account in the name of Grant Park, as was historically the case, the assets of Grant Park will be invested in various trading companies, each of which will be organized as a limited liability company.  Each trading company will then allocate those assets to one of the commodity trading advisors retained by the general partner.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Reorganization of Grant Park”.  Grant Park anticipates that the reorganization will be completed during the second quarter of 2009.

Presently, Rabar Market Research, Inc. (“Rabar”), EMC Capital Management, Inc. (“EMC”), Eckhardt Trading Company (“ETC”), Graham Capital Management, L.P. (“Graham”), Welton Investment Corporation (“Welton”), Global Advisors L.P. (“Global Advisors”), Transtrend B.V. (“Transtrend”),

Quantitative Investment Management LLC (“QIM”), and Revolution Capital Management, LLC (“RCM”), serve as Grant Park’s commodity trading advisors.  As of December 31, 2008, the general partner allocated Grant Park’s net assets among its core trading advisors Rabar, EMC, ETC, and Welton and non-core trading advisors Graham, Global Advisors, Transtrend and QIM.  No more than twenty five per cent of Grant Park’s assets are allocated to any one trading advisor.  Each of Grant Park’s trading advisors employs technical and trend-following trading strategies through proprietary trading programs, in an effort to achieve capital appreciation while controlling risk and volatility.  Also, through December 31, 2008 a portion of Grant Park’s net assets was previously allocated to the Dearborn Select Master Fund, SPC – Winton Segregated Portfolio – Class GP (the “GP Class”).  Dearborn Select Master Fund, SPC (“Dearborn Select”) was incorporated under the laws of the Cayman Islands on April 7, 2006 and is a private investment fund organized as a segregated portfolio company with limited liability.  The GP Class allocated the assets invested by Grant Park to Winton Capital Management Limited (“Winton”) through one or more managed accounts, traded pursuant to Winton’s Diversified Program.  Grant Park owned all of the outstanding Class GP units of the GP Class.  The general partner of Grant Park was also the Investment Manager of Dearborn Select.  As of December 31, 2008, the investment in the GP Class was redeemed and is shown on the statement of financial condition as a redemption receivable.  Effective January 1, 2009, the portion of Grant Park’s net assets allocated to the GP Class was reallocated to one of Grant Park’s trading companies, GP 1, LLC, a Delaware limited liability company.  GP 1, LLC will allocate assets to Winton to be traded pursuant to Winton’s Diversified Program.  There have been no changes to the existing clearing broker arrangements/brokerage charge and no material changes to the other fees and expenses allocated to Grant Park as a result of this reallocation.

As of December 31, 2008, Grant Park had a net asset value of approximately $643.6 million and 17,341 limited partners.  As of the close of business on December 31, 2008, the net asset value per unit of the Class A units was $1,570.20, and the net asset value of the Class B units was $1,358.47.  Since its inception and through February 28, 2003, Grant Park offered its beneficial interests exclusively to qualified investors on a private placement basis.  Effective June 30, 2003, Grant Park began publicly offering both Class A and Class B units for sale.

There have been no material administrative, civil or criminal actions within the past five years against the general partner or its principals and no such actions currently are pending.

Grant Park has been trading continuously since January 1989. Since its inception and through February 28, 2003, Grant Park offered its beneficial interests exclusively to qualified investors on a private placement basis. Grant Park converted its interests to units effective April 1, 2003, with all existing limited partners at that date converting to Class A units with a price of $1,000 per unit.  Effective June 30, 2003, Grant Park registered up to an aggregate of $200 million of Class A and Class B units pursuant to a Registration Statement on Form S-1 (File No. 333-104317), and began publicly offering both Class A and Class B units for sale.  Class B units began trading on August 1, 2003 and were offered at a price of $1,000 per unit.  Grant Park subsequently registered up to an additional $200 million in aggregate of Class A and Class B units for sale on a Registration Statement on Form S-1 (File No. 333-113297) on March 30, 2004, and an additional $700 million in aggregate of Class A and Class B units for sale on a Registration Statement of Form S-1 (File No. 333-119338) on December 1, 2004 (the “Registration Statement”).  Since July 1, 2003, the Fund has raised approximately $720,336,000 of new capital through December 1, 2008, and is continuing to offer up to an additional $379,664,000 of units pursuant to the Registration Statement, on a continuous basis at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month.  The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

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

Commodity Interests

Grant Park conducts its business in one industry segment which trades in U.S. and international futures and forward contracts and other interests in commodities, including options contracts on futures, forwards and commodities, spot contracts and security futures contracts.  The commodities underlying these contracts may include stock indices, interest rates, currencies, or physical commodities, such as agricultural products, energy products or metals.  Grant Park does not engage in sales of goods and services.  A brief description of Grant Park’s main types of investments is set forth below.

●	A futures contract is a standardized contract traded on an exchange that calls for the future delivery of a specified quantity of a commodity at a specified time and place.

●
A forward contract is an individually negotiated contract between principals, not traded on an exchange, to buy or sell a specified quantity of a commodity at or before a specified date at a specified price.

●
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

●
A spot contract is a cash market transaction in which the buyer and seller agree to the immediate purchase and sale of a commodity, usually with a two-day settlement.  Spot contracts are not uniform and not exchange-traded.

●
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

ITEM 1A.                      RISK FACTORS

Grant Park’s performance, trading activities, operating results, financial condition and net asset value could be negatively impacted by a number of risks and uncertainties, including those outlined below, which may affect the value of your investment in Grant Park.  The following list of risk factors should not be considered a comprehensive list of all potential risks and uncertainties relating to Grant Park.  You should also refer to the other information included in this Form 10-K, including our consolidated financial statements and related notes for the year ended December 31, 2008.

Significant risk factors include:

●	An investment in Grant Park is speculative and leveraged; as a result of this leverage, small movements in the price of a commodity interest may cause you to incur significant losses.

●
Performance can be volatile; rapid and substantial fluctuations in commodity interest prices could cause Grant Park’s trading positions to suddenly turn unprofitable and cause you to lose all or substantially all of your investment in Grant Park.

●
Grant Park may not always be able to liquidate its commodity interest positions at the desired price.  It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market.  Unexpected market illiquidity may cause major losses to investors at any time or from time to time.

●
Over-the-counter transactions are subject to little, if any, regulation and may be subject to the risk of counterparty default.  The lack of regulation in these markets could expose Grant Park in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.

●	The clearing brokers could fail and have been subject to disciplinary action.

●	Trading in commodity interests is a zero-sum economic activity in which, for every gain, there is an offsetting loss. Grant Park therefore bears the risk that, on every trade, it will incur the loss.

●	Grant Park’s past performance is not necessarily indicative of future performance.

●	Grant Park’s use of multiple trading advisors may result in Grant Park taking offsetting trading positions, thereby incurring additional expenses with no net change in holdings.

●	No secondary market exists for the units; redemptions are limited and may result in early redemption fees.

●	Grant Park pays substantial fees and expenses, including fees paid to its trading advisors, that must be offset by trading profits and interest income.

●	A substantial portion of the trades executed for Grant Park takes place outside of the U.S., much of which exposes Grant Park to substantial credit, regulatory and foreign exchange risk.

●	You will have no right to participate in the management of Grant Park.

●	The structure and operation of Grant Park involve several conflicts of interest.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Grant Park does not own or use any physical properties in the conduct of its business.  Its assets currently consist of U.S. and international futures and forward contracts and other interests in commodities, including options contracts on futures, forwards and commodities, spot contracts and security futures contracts.  Grant Park’s main office is located at 555 West Jackson Boulevard, Suite 600, Chicago, Illinois 60661.

ITEM 3.	LEGAL PROCEEDINGS

Grant Park is not a party to any pending material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Neither the Class A units nor the Class B units of Grant Park are publicly traded.  Both Class A and Class B units may be transferred or redeemed subject to the conditions imposed by Grant Park’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”).  As of December 31, 2008, there were 468 and 16,873 holders of Class A units and Class B units, respectively, and 56,756.88 Class A units and 408,160.74 Class B units outstanding.

Dearborn Capital Management L.L.C. has sole discretion in determining what distributions, if any, Grant Park will make to its unit holders.  Grant Park has not made any distributions as of the date hereof.

Class A and Class B units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. Sales of the Class A units and Class B units during the fourth quarter 2008 were as follows:

Units	October	November	December
Class A Units
Units sold	710.18	723.03	3,072.51
Net asset value	$1,442.99	$1,511.69	$1,553.42
Class B Units
Units sold	8,505.48	9,121.91	12,173.31
Net asset value	$1,251.10	$1,309.73	$1,344.92

The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Issuer Purchases of Equity Securities

The following table provides information regarding the total Class A and Class B units redeemed by Grant Park during the three months ended December 31, 2008.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)
10/01/08 through 10/31/08	764.58	$1,511.69	4,374.30	$1,309.73	5,138.88	(2)
11/01/08 through 11/30/08	762.14	$1,553.42	3,065.72	$1,344.92	3,827.86	(2)
12/01/08 through 12/31/08	1,099.38	$1,570.20	3,161.98	$1,358.47	4,261.36	(2)
Total	2,626.10	$1,548.30	10,602.00	$1,334.44	13,228.10	(2)
_______________
(1)
As previously disclosed, pursuant to the Partnership Agreement, investors in Grant Park may redeem their units for an amount equal to the net asset value per unit at the close of business on the last business day of any calendar month if at least 10 days prior to the redemption date, or at an earlier date if required by the investor’s selling agent, the general partner receives a written request for redemption from the investor.  Generally, redemptions are paid in the month subsequent to the month requested.  The general partner may permit earlier redemptions in its discretion.

(2)	Not determinable.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial information for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 is taken from the financial statements of Grant Park audited by McGladrey & Pullen, LLP, Grant Park’s independent registered public accountant.  You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this report.  Results from past periods are not necessarily indicative of results that may be expected for any future period.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
Total assets	$684,995,026	$467,212,443	$407,930,032	$307,245,733	$304,631,802
Total partners’ capital	643,595,209	455,685,796	382,252,995	289,897,819	289,654,031
Net gains from trading	127,520,875	57,385,145	37,071,404	2,673,678	1,219,593
Income allocated from Dearborn Select Master Fund, SPC – Winton Segregated Portfolio	16,714,939	9,417,448	—	—	—
Interest income	12,681,834	17,475,172	16,093,168	8,436,400	3,005,585
Total expenses	60,900,881	33,855,319	26,850,877	21,466,551	17,933,626
Net income (loss)	96,016,767	50,422,446	26,313,695	(10,356,473)	(13,708,448)
Net income (loss) per General Partner & Class A Unit Limited Partner*	263.77	148.80	98.75	(36.11)	(88.44)
Net income (loss) per Class B Unit Limited Partner*	223.70	125.29	82.71	(35.34)	(81.15)
Increase (decrease) in net asset value per General Partner & Class A Unit Limited Partner	260.73	146.87	97.03	(37.96)	(90.50)
Increase (decrease) in net asset value per Class B Unit Limited Partner	215.79	120.26	78.14	(41.89)	(90.42)
_______________
*
Grant Park converted its “Interests” to units effective April 1, 2003, with all existing Limited Partners at that date converting to Class A Units.  The financial results are presented on a unitized basis from that date.  Class B Units began trading on August 1, 2003.  The financial results are based on weighted average number of units outstanding during the period.

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents Grant Park’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2008 and 2007.

	1st Quarter 2008	2nd Quarter 2008	3rd Quarter 2008	4th Quarter 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gains (losses) from trading	$57,815,049	$33,745,709	$(19,860,656)	$55,820,773
Net income (loss)	53,627,759	27,202,378	(35,815,585)	51,002,215
Net income (loss) per General Partner & Class A Unit Limited Partner **	153.78	75.39	(93.39)	128.01
Net income (loss) per Class B Unit Limited Partner **	132.70	64.11	(82.55)	109.43
Increase (decrease) in net asset value per General Partner & Class A Unit Limited Partner	153.03	74.62	(94.13)	127.21
Increase (decrease) in net asset value per Class B Unit Limited Partner	130.79	62.10	(84.47)	107.37
Net asset value per General Partner & Class A Unit Limited Partner	1,462.50	1,537.12	1,442.99	1,570.20

	1st Quarter 2008	2nd Quarter 2008	3rd Quarter 2008	4th Quarter 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net asset value per Class B Unit Limited Partner	1,273.47	1,335.57	1,251.10	1,358.47

	1st Quarter 2007	2nd Quarter 2007	3rd Quarter 2007	4th Quarter 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gains (losses) from trading	$(28,430,628)	$58,327,905	$3,815,508	$23,672,360
Net income (loss)	(30,157,708)	54,515,284	3,664,029	22,400,841
Net income (loss) per General Partner & Class A Unit Limited Partner **	(85.38)	158.30	11.00	64.88
Net income (loss) per Class B Unit Limited Partner **	(76.10)	137.65	8.37	55.39
Increase (decrease) in net asset value per General Partner & Class A Unit Limited Partner	(85.97)	157.69	10.39	64.76
Increase (decrease) in net asset value per Class B Unit Limited Partner	(77.62)	136.06	6.77	55.05
Net asset value per General Partner & Class A Unit Limited Partner	1,076.63	1,234.32	1,244.71	1,309.47
Net asset value per Class B Unit Limited Partner	944.80	1,080.86	1,087.63	1,142.68
_______________
**	Based on weighted average number of units outstanding during the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Grant Park is a multi-advisor commodity pool organized to pool assets of its investors for purposes of investing those assets in U.S. and international commodity futures and forward contracts and other commodity interests, including options contracts on futures, forwards and commodities, spot contracts and security futures.  The commodities underlying these contracts may include stock indices, interest rates, currencies or physical commodities, such as agricultural products, energy products or metals.  Grant Park has been in continuous operation since it commenced trading on January 1, 1989.  Grant Park’s general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C., an Illinois limited liability company.  The managing member of Dearborn Capital Management, L.L.C. is Dearborn Capital Management, Ltd., an Illinois corporation whose sole shareholder is David M. Kavanagh.

Reorganization of Grant Park

As a result of recent changes in the rules and regulations of the Financial Industry Regulatory Authority (“FINRA”) affecting commodity pools, the general partner, has determined to make certain changes to the organization of Grant Park, including the creation of additional classes of units, and has determined to terminate the offering and sale of any new Class A and Class B units by the second quarter of 2009.

As part of the reorganization, Grant Park will continue to invest through different commodity trading advisors retained by the general partner.  However, instead of each trading advisor maintaining a separate account in the name of Grant Park, as was historically the case, the assets of Grant Park will be invested in various trading companies, each of which will be organized as a limited liability company.  Each trading company will then allocate those assets to one of the commodity trading advisors retained by the general partner.

Additionally, a separate cash management multiple member limited liability company will be created to collectively manage excess cash not held at the clearing brokers for each individual manager.  Effectively, this new structure will segregate and isolate one manager from another, reducing cross liabilities of the managers.  This was not the case in Grant Park’s previous structure.  The reorganization will be done at no additional cost to the limited partners.

Grant Park invests through independent professional commodity trading advisors retained by the general partner.  Presently, Rabar, EMC, ETC, Graham, Winton, Welton, Global Advisors, Transtrend, QIM, and RCM, serve as Grant Park’s commodity trading advisors.  As of December 31, 2008, the general partner allocated Grant Park’s net assets among its core trading advisors Rabar, EMC, ETC and Welton and non-core trading advisors Graham, Global Advisors, Transtrend and QIM.  No more than twenty five percent of Grant Park’s assets are allocated to any one trading advisor.

Through December 31, 2008 a portion of Grant Park’s net assets was allocated to the GP Class.  Dearborn Select was incorporated under the laws of the Cayman Islands on April 7, 2006 and is a private investment fund organized as a segregated portfolio company with limited liability.  The GP Class allocated the assets invested by Grant Park to Winton through one or more managed accounts, traded pursuant to Winton’s Diversified Program.  Grant Park owned all of the outstanding Class GP units of the GP Class.  The general partner of Grant Park was also the Investment Manager of Dearborn Select.  As of December 31, 2008, the investment in the GP Class was redeemed and is shown on the statement of financial condition as a redemption receivable.  Effective January 1, 2009, the portion of Grant Park’s net assets allocated to the GP Class was reallocated to one of Grant Park’s trading companies, GP 1, LLC, a Delaware limited liability company.  GP 1, LLC will allocate assets to Winton to be traded pursuant to Winton’s Diversified Program.  There have been no changes to the existing clearing broker arrangements/brokerage charge and no material changes to the other fees and expenses allocated to Grant Park as a result of this reallocation.

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

Fair value of exchange-traded contracts is based upon exchange settlement prices.  Fair value of non-exchange-traded contracts is based on third-party-quoted dealer values on the Interbank market.  U.S. Government securities, Government-sponsored enterprises and commercial paper are stated at cost plus accrued interest, which approximates fair value.  These financial instruments are classified in Level 1 of the fair value hierarchy.

Certificates of deposit are stated at cost plus accrued interest, which approximates fair value.  These financial instruments are classified in Level 2 of the fair value hierarchy.

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

The following table presents Grant Park’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$29,215,898	$—	$—	$29,215,898
Government-sponsored enterprises	15,695,417	—	—	15,695,417
Futures contracts	6,603,439	—	—	6,603,439
Forward contracts	(1,393,208)	—	—	(1,393,208)
Cash and cash equivalents
Certificates of deposit	—	40,655,321	—	40,655,321
Commercial paper	89,383,455	—	—	89,383,455
Government-sponsored enterprises	4,993,389	—	—	4,993,389
Certificates of deposit	—	28,525,736	—	28,525,736
Commercial paper	9,979,833	—	—	9,979,833
Government-sponsored enterprises	311,078,226	—	—	311,078,226
Investment in Dearborn Select Master Fund, SPC*	—	—	—	—
_______________
*	The Investment in Dearborn Select Master Fund, SPC was redeemed at December 31, 2008 and is shown on the statement of financial condition as a redemption receivable.

Financial instruments classified as Level 3 in the fair value hierarchy represent Grant Park’s investment in the GP Class in which management has used at least one significant unobservable input in the valuation model.  The following table presents a reconciliation of activity for the GP Class:

Balance at January 1, 2008	$98,629,036
Total Realized Gain included in Income	16,714,939
Purchases, Issuances and Settlements	—
Redemption	(115,343,975)
Transfers in and (or) out of Level 3	—
Balance at December 31, 2008	$—

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the year ended December 31, 2008, were 19.9% for Class A units and 18.9% for Class B units, for the year ended December 31, 2007 were 12.6% for Class A units and 11.8% for Class B units, and for the year ended December 31, 2006 were 9.1% for Class A units and 8.3% for Class B units.  Grant Park’s total net asset value at December 31, 2008, 2007 and 2006 was $643.6 million, $455.7 million and $382.3 million, respectively.  Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses which include the investment in the GP Class by sector for each of the years ended December 31, 2008, 2007 and 2006.

	% Gain (Loss)
	Year Ended December 31,
Sector	2008	2007	2006
Interest Rates	8.6%	7.2%	(1.0)%
Currencies	0.1	5.7	0.8
Stock Indices	5.6	(2.3)	6.9
Energy	8.4	5.0	(1.7)
Agriculturals	3.0	4.1	(2.1)
Meats	0.3	(0.6)	(0.3)
Metals	3.0	0.7	10.8
Softs	1.5	(1.8)	0.3
Miscellaneous	—	—	—
Total	30.5%	18.0%	13.7%

Year ended December 31, 2008

Grant Park began 2008 on a positive note.  The ongoing effect of the 2007 credit crisis played a large role in the portfolio’s positive performance in the first quarter.  Fueled by uncertainty surrounding the future of the U.S. economy and a 150 basis point interest rate cut, the U.S. dollar weakened steadily against many of its major counterparts.  Short dollar positions directly benefited from the decline as the euro, British pound, and New Zealand dollar all rose steadily against the U.S. dollar.  A weak dollar also served Grant Park’s commodity positions well, as the devalued currency drove metals prices upwards alongside long positions.  Speculators bid up the gold markets as a hedge against expected inflation increases resulting in profits for long positions.  Long grains positions were among the top performers throughout the quarter.  USDA reports announcing lower than expected grain inventory levels, combined with news from China that weather conditions had hurt the farming regions, propelled a strong uptrend in the grains markets.  An abundance of poor economic data put steady pressure on the equity markets benefiting the portfolio’s short positions.  The effects of slumping home sales, reduced industrial production, and weak consumer confidence pushed global share prices lower.  In attempts to shore up the faltering global economy the U.S. Federal Reserve, as well as other major Central Banks, began commenting on the continued need to ease interest rates in the near future.  Speculation of interest rate cuts sent prices on fixed income products upwards, resulting in profits for long positions.

The portfolio started out the second quarter quietly with a slight loss in April.  Gains in the energy markets were overcome by setbacks in the fixed income and equity indices markets.  After reaping the benefits of declining stock prices early in 2008, a shift in investor sentiment resulted in losses for Grant Park’s short stock indices positions.  Capital infusions into major financial players like Lehman Brothers and UBS ignited a spark in the equity markets resulting in a steady rally across the sector.  A firming in the U.S. equity markets drove up the U.S. dollar which put pressure on the metals and agricultural markets adding to setbacks.  Long positions in the copper and corn markets were negatively impacted as technical selling in response to a strong dollar drove down prices.  As April ended, performance for the portfolio began to change for the better.  The bulk of gains came from long positions in the crude oil markets where supply constraints stemming from violence in Nigeria and a hawkish OPEC sent prices steadily upwards.  In the fixed income sector, strong economic data out of the Eurozone supported a bullish outlook for the economy, causing investors to liquidate more risk-averse fixed income positions.  The reduced demand for fixed income products pushed prices lower resulting in profits for the portfolio’s short positions.  Long grains positions further added to gains, as bad weather swept across the Midwestern U.S., rallied prices.  Vicious rainstorms left America’s key farming regions under as much as

6 inches of water fueling a bearish forecast for 2008’s corn and soybean crop.  Positioned on the short side of the equity indices markets, Grant Park benefited from weak share prices.  Poor earnings reports from leading financial institutions coupled with waning consumer confidence put pressure on the major indices forcing them sharply lower.

Market shifts in the third quarter of 2008 proved to be trying for performance.  A reversal in the commodities markets, headlined by a sharp decline in the price of crude oil, moved against Grant Park’s long positions.  Contrary to forecasts, Hurricane Bertha narrowly missed key energy producing facilities in the Gulf of Mexico resulting in a massive unwinding of speculative long positions pushing prices lower resulting in losses for the portfolio.  After reaching all-time highs early in the year, prices across the agricultural sector slid sharply due to improved weather patterns in the Midwest.  Speculation of possible government intervention in the futures markets also weighed on commodity prices.  Fearing that intervention would adversely affect commodities holdings, major institutions began massive liquidations, especially in the gold markets, driving prices lower against positions.  September marked a positive shift in performance for the portfolio.  Short positions in the equity markets posted gains as the failure and government takeover of mortgage giants Fannie Mae and Freddie Mac put substantial pressure on the share markets.  The announcement of the creation of the $700 billion Troubled Asset Relief Program (TARP) and the failure of Washington Mutual and Lehman Brothers drove the equity markets sharply downwards.  By the end of the third quarter the majority of Grant Park’s commodity positions reversed to the short side to take advantage of the downward trending markets.  Positions in the metals markets were among the strongest source of profits due to price declines stemming from reduced demand from emerging nations such as Brazil, Russia, India, and China.  Improved harvesting conditions across U.S. farmlands negated prior supply constraints driving prices in the grains markets lower.  Forecasted supply concerns in Nigeria resulted in losses for Grant Park’s short energy positions.  Renewed threats of violence on major Nigerian crude oil refineries by rebel group MEND (Movement for the Emancipation of the Niger Delta) called into question the region’s production capabilities driving prices higher.

Turmoil in the financial markets continued into the start of the fourth quarter boding well for performance.  Tight credit markets and rapidly decreasing consumer confidence caused investors to flee equity positions driving prices lower.  Major indices falling in excess of 20% caused an increase in demand for safer fixed income markets driving up prices across the sector in line with long positions.  Falling share prices spurred mass liquidations in the commodities markets driving prices downwards.  Positioned on the short side of the metals and agriculturals markets, the portfolio was able to capitalize on the downtrend through most of October.  Reduced production due to lack of capital in the credit markets furthered declines in the commodities markets.  With global manufacturing nearing all-time lows, demand for energy and base metals declined resulting in profits for Grant Park’s short positions.   The bulk of the portfolio’s gains throughout November came from long fixed income positions.  Speculators responding to monetary policy shifts from a number of central banks and turbulence in the equity markets fueled strong uptrends in the debt markets resulting in profits for long positions.  Positions in the equity indices sector also proved to be a strong source of profits.  In the equity markets, a revision to the TARP, which moved the focus of the program away from buying toxic financial assets, weighed heavily on the share prices of financial firms driving most major North American equity indices lower.   Commodities markets continued their steady decline into year-end.  Slowing production and reduced demand for industrial commodities weighed heavily on prices.  One of the rare exceptions was prices on gold which experienced a near 15% increase for the month of November.  Short positions in gold markets endured losses as speculators bid up the gold markets in attempts to hedge positions in the financial markets.  Grant Park finished 2008 with a strong December.  As occurred during the month before, the bulk of gains came from long fixed income positions.  Yields on U.S. Treasuries breached all-time lows as the U.S. Federal Reserve brought interest rates to near 0% driving prices upwards.  Although gains were made in the fixed income sector, the Federal Reserve’s decision to slash rates weighed heavily on the U.S.

dollar.  Long dollar positions against a number of emerging currencies posted losses as the dollar weakened.

For the year ended December 31, 2008, Grant Park had a positive return of 19.9% for the Class A units and a positive return of 18.9% for the Class B units.  On a combined basis prior to expenses, approximately 30.5% resulted from trading gains and approximately 2.9% was due to interest income.  These gains are offset by approximately 14.3% in combined total brokerage fees, performance fees and offering costs borne by Grant Park.  An analysis of the 30.5% trading gains by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	8.6%
Currencies	0.1
Stock Indices	5.6
Energy	8.4
Agriculturals	3.0
Meats	0.3
Metals	3.0
Softs	1.5
Miscellaneous	—
Total	30.5%

Year ended December 31, 2007

Grant Park began the year on a positive note after interest rate hikes in the Euro-zone and concerns over inflation in the U.S. forced fixed income prices lower, benefiting short positions in government debt markets.  Speculation that OPEC would not push for production cuts resulted in gains for shorts in crude oil while an upswing in U.S. fuel inventories did the same for similar positions in unleaded gasoline.  The drop in energy prices sparked buying on global share markets that produced gains for Grant Park’s long equity index positions.  Metals positions, which were somewhat disparate at the beginning of January, were also a source of income after a downturn in the U.S. housing market weakened copper prices and the threat of a strike at a Canadian mine put a bid into the nickel market.  Gains recorded by Grant Park over the first month were erased quickly over the next two months as a dramatic drop in share prices led to losses for Grant Park’s equity, interest rate and currency positions.  In February, a massive single-session plunge in the Chinese equity market (the apparent result of worries over whether the government there would impose stricter regulations on investments) spilled over into European and North American share markets.  The sell-off continued into March, further influenced by rising energy prices that were partly the result of growing tension between the United States and Iran over the latter’s nuclear ambitions.  The volatile downturn in equities markets sparked losses in the interest rate sector after investors fled stocks for the relative safety of government debt instruments; weak reports on U.S. GDP, new home sales and manufacturing drove bond prices higher still, adding to losses. The Japanese yen rallied violently as investors strapped for the cash needed to cover massive stock market losses liquidated profitable carry trades in which they had initially borrowed the yen in order to purchase currencies from economies offering higher rates of return.  Short positions in the dollar were also unprofitable after the greenback rallied on a drop in the February U.S. unemployment rate.  Longs in the soft/agricultural commodities, which had produced somewhat neutral results during the first two months of the year, ended the first quarter with net losses after USDA reports pointing to an increase in acreage dedicated to corn production sent grain prices lower.  Grant Park’s losses over the opening quarter were rounded out after the weakness in equities led to lower gold prices.

April began a streak of three straight profitable months for Grant Park after investors, encouraged by optimistic forecasts on global economic growth, began to wade back into equities markets.  Gains continued into May as positive earnings reports, an increase in merger and acquisition activity and lower reports on U.S. inflation had investors convinced that stocks had turned the corner.  Positions in the currency sector gained over the second quarter, particularly the short bias in the U.S. dollar, which depreciated against the euro and British pound in response to weak domestic economic data.  Speculation that U.S. interest rates might be headed lower while European rates moved higher pushed the dollar lower still.  Short positions in the Japanese yen also gained as the stability of equities markets allowed currency traders, already emboldened by anemic data on Japanese consumer prices and industrial production, to resume the carry trade in an effort to take advantage of the low cost of borrowing in yen.  Short positions in the interest rate sector got out of the box slowly in April after the drop in U.S. consumer prices resulted in a bond rally but rebounded and posted gains over the next two months as global bond prices fell in response to forecasts for greater European economic growth and a confirmed rise in Canadian inflation.  Gains came for the soft/agricultural commodities sector after short positions in the cotton market benefited from a jump in inventories during April; long positions in the grain markets provided the bulk of gains during May and June when prices in the soybean complex surged on a lack of rain and the prospect of increased demand for bio-fuel.  Metals positions experienced a period of directionless trade during the second quarter.  A jump in Chinese demand for copper and concerns over nickel supplies resulted in April gains that were somewhat mitigated in May when base metals prices fell on news that the Chinese government, which was worried about an overheating economy, increased the stamp tax in an effort to dampen stock market speculation.  Advancing nickel inventories during June added to losses.  Energy positions also entered a period of sideways trade during the second quarter.  Rising prices as the result of Iran’s stand-off with the West signaled a change in Grant Park’s energy bias from short to long that resulted in gains after unleaded gasoline rallied on reports of contracted inventories.  Long positions in natural gas that were unprofitable during May were reversed by Grant Park’s traders during June and were able to recoup some of the previous month’s losses after prices continued lower by quarter’s end on reports of rising fuel stocks.

The third quarter represented a period of high volatility across global financial markets that led to losses for Grant Park in July and August. Standard and Poor’s decision to downgrade European collateralized debt obligations that were tied to defaulting U.S. sub-prime mortgages resulted in setbacks for short positions in the fixed income sector as investors’ uncertainty about the corporate sector’s exposure to sub-prime debt sparked heavy buying in more secure government bond markets.  Equities markets, which had held their ground for the better part of July, plunged near month’s end on worries that the rapidly developing mortgage crisis could result in a global credit crunch.  The sell-off in stocks hurt Grant Park’s equity long positions and further exacerbated losses in the fixed income sector as investors sought safe haven in government securities.  As was the case in February, investors once again were forced to liquidate positions in the profitable Japanese yen carry trade in order to compensate for equities losses.  Grant Park’s positions in the cross-rates sustained losses as the New Zealand dollar fell violently against the yen.  Long positions in the euro sustained losses after the European Central Bank injected billions of euros into the banking system in an effort to head off a shortage of cash.  Worries over the availability of credit translated into losses for Grant Park’s long positions in the metals sector after investors’ aversion to risk and a rising U.S. dollar sent gold prices tumbling.  Base metals prices fell on concerns that an economic slowdown would accompany the dilemma facing credit markets.  Long energy positions gained ground in July after reports of falling inventories and sectarian strife in Nigeria rallied crude prices; those same positions were dealt losses in August after prices fell when Hurricane Dean failed to disrupt refinery operations in the Gulf of Mexico.  Heavy rains over the Midwest in July and August caused losses to Grant Park’s long positions in the soybean complex.

September marked a change in direction for Grant Park’s performance and market exposure.  Positions in the interest rate sector, which had been net-short for the majority of the calendar year, were reversed by Grant Park’s trading advisors as a result of the material change in price direction brought about by the flight to government debt as an alternative to corporate bonds.  Long positions in domestic markets were immediately rewarded after an unexpected drop in August U.S. payrolls, along with downward revisions to July and June payrolls, prompted the U.S. Federal Reserve Bank to cut short-term interest rates by 50 basis points.  Long positions in the euro and Canadian dollar (which reached parity with the U.S. dollar for the first time in thirty years) reported gains as the greenback plunged on the Fed’s intervention.  Wheat prices, which had begun to rise at the end of August, provided the bulk of gains for soft/agricultural positions on a spike in demand from India and the Middle East.  The Fed’s decision to cut rates sparked a rally that saw gold prices trade above $700 for the first time in sixteen months, adding to Grant Park’s gains.  Speculation that lower interest rates and a lower dollar would translate into greater demand for energy benefited long crude positions as oil traded above the $80 mark for the first time. Long stock index positions, which had been pared considerably by the end of September, were profitable after Asian stocks rallied on news that the Chinese government had relaxed investment restrictions on its citizens.  By the end of September, Grant Park reported gains in every sector and had all but erased the losses sustained during July and August.

Grant Park’s traders recorded gains during the fourth quarter after the bulk of Grant Park’s positions continued to post advances throughout October.  Tremors from the effects of failing sub-prime mortgages continued to reverberate across global financial markets while a number of highly rated lending institutions were forced to disclose the depth of their exposure to the risky loans.  In an effort to stabilize financial markets the Fed cut short term rates by another 25 basis points in October, a move that resulted  in another down move for the beleaguered U.S. dollar and gains for euro, pound and Canadian dollar longs.  Uncertainty as to how far the mortgage crisis reached continued to benefit long positions in the interest rate sector as investors shunned corporate issues for the safety of government bonds.  Long positions in the energy sector gained ground over the final quarter as a lower dollar combined with geopolitical concerns and growing seasonal fuel demand pushed crude oil prices to all-time highs above $95 per barrel.  Soft/agricultural commodities sector reported losses during October after wheat prices, which had established new all-time highs above $9 per bushel in September, fell on speculation that record prices would result in a dramatic increase in acreage dedicated to the crop.  Grant Park’s long positions in the sector were rewarded during November and December as dry growing conditions and increased foreign demand for grain sustained the upward trend in soybean and corn prices.  Metals markets reported gains during this period after gold rallied to its highest levels in 27 years as investors sought protection from the weak dollar and rising energy costs.  Reports of bloated copper inventories resulted in losses during November but these were quickly recovered after gold rallied throughout December in response to higher energy costs.  The Fed’s rate cut, along with additional cash infusions on behalf of the European Central Bank’s effort to stave off a liquidity meltdown resulted in gains for the equity index sector during October but these were erased over the final two months of the year as the expanding credit calamity and recessionary fears continued to send stock investors to the exits.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with the GP Class and Grant Park’s open positions by market category as of December 31, 2008 and December 31, 2007 and the

trading gains/losses by market category for the years ended December 31, 2008 and 2007.  All open position trading risk exposures of the GP Class and Grant Park have been included in calculating the figures set forth below.  As of December 31, 2008, Grant Park’s net asset value was approximately $643.6 million.  As of December 31, 2007, Grant Park’s net asset value was approximately $455.7 million.

	December 31, 2008
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Interest Rates	$14,965,191	2.3%	8.6%
Currencies	5,596,368	0.9	0.1
Metals	3,323,166	0.5	3.0
Stock Indices	2,393,475	0.4	5.6
Energy	1,509,880	0.2	8.4
Agriculturals	642,068	0.1	3.0
Softs	603,856	0.1	1.5
Meats	240,495	—	0.3
Total	$29,274,499	4.5%	30.5%

	December 31, 2007
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Currencies	$10,046,639	2.2%	5.7%
Stock Indices	4,885,229	1.1	(2.3)
Interest Rates	4,165,346	0.9	7.2
Energy	4,131,368	0.9	5.0
Metals	3,984,802	0.9	0.7
Agriculturals	3,548,025	0.8	4.1
Softs	1,981,086	0.4	(1.8)
Meats	693,850	0.1	(0.6)
Total	$33,436,345	7.3%	18.0%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of December 31, 2008, by market sector.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  However, Grant Park also takes futures positions on the government debt of smaller nations, such as Australia.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of December 31, 2008, Grant Park was long interest rate instruments in the U.S., UK, Europe, Asia, Australia and New Zealand.  Despite being predominantly long, the portfolio did have small short positions in a few European markets.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs.  These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of December 31, 2008, Grant Park was long the U.S. dollar against various major currencies including the British pound, Canadian dollar, Australian dollar, and New Zealand dollar, but was short the U.S. dollar against the Japanese yen, euro, Swiss franc, and Mexican peso.  In general, with the exception of the Japanese yen, euro, Swiss franc, and Mexican peso, a stronger U.S. dollar against most major currencies would benefit Grant Park.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc.  As of December 31, 2008, in the precious metals sector Grant Park had short positions in palladium, platinum and silver, but had long positions in gold.  In the base metals markets, Grant Park was short aluminum, copper, nickel and zinc, but had minor long positions in lead and tin.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, and Australia.  The stock index futures contracts currently traded by Grant Park are generally limited to futures on broadly based indices, although Grant Park may trade narrow-based stock index futures contracts in the future.  As of December 31, 2008, Grant Park was predominantly short most major indices in the U.S., Asia, and Western Europe, but had various minor long positions in indices in Hong Kong, the UK, and the U.S.  Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.  Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

 Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia and Venezuela.  As of December 31, 2008, the energy market exposure of Grant Park was predominantly short.  Short energy positions included crude oil, gas oil, unleaded gasoline, natural gas and a minor position in brent crude oil.  Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Agricultural/Meats/Softs

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of December 31, 2008, in the grains markets, Grant Park had short positions in soybeans, corn, and wheat and a long position in soybean meal.  Grant Park was predominantly short the livestock markets with positions in feeder cattle, live cattle, and lean hogs.  In the softs/industrials sectors, Grant Park was short sugar, coffee, and cotton, while Grant Park had long positions in cocoa.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of December 31, 2008.

Foreign Currency Balances

Grant Park’s primary foreign currency balances are in Japanese yen, British pounds, Euros and Australian dollars.  The advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control Grant Park’s non-trading risk.

Cash Management

Grant Park maintains a portion of its assets at its clearing brokers, as well as at Lake Forest Bank & Trust Company.  These assets, which may range from 5% to 25% of Grant Park’s value, are held in U.S. Treasury securities and/or Government-sponsored enterprises.  The balance of Grant Park’s assets, which range from 75% to 95%, are invested in investment grade money market investments purchased by  Middleton Dickinson Capital Management, LLC which are held in a separate, segregated account at State Street Bank and Trust Company.  Violent fluctuations in prevailing interest rates or changes in other economic conditions could cause mark-to-market losses on Grant Park’s cash management income.

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

Changes in Internal Control over Financial Reporting

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

Report on Management’s Assessment of Internal Control Over Financial Reporting

The general partner, on behalf of Grant Park, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the general partner’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Grant Park’s internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the general partner concluded that Grant Park’s internal control over financial reporting was effective as of December 31, 2008.

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

The principals of the general partner are Dearborn Capital Management Ltd., Centum Prata Holdings, Inc, David M. Kavanagh, Patrick J. Meehan, Maureen O’Rourke and Abdullah Mohammed Al Rayes.  Only the officers of Dearborn Capital Management, L.L.C., Mr. Kavanagh, Mr. Meehan and Ms. O’Rourke, have management responsibility and control over the general partner.

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

Mr. Meehan, chief operating officer of the general partner, is primarily responsible for the day to day operations of Dearborn.  Mr. Meehan became listed as a principal of Dearborn effective January 2009.  Prior to joining the general partner in April 2008, Mr. Meehan was a member of the senior executive team at Houghton Mifflin Company in Boston, MA, beginning in March 1999.  His assignments focused on leading technology and operational organizations and included a three year assignment as the President of the business unit that was the largest provider of professional testing and licensure services to State Regulatory Agencies in the United States.  He also served as the Chief Information/Technology Officer of the company for three years, responsible for directing an annual technology portfolio in excess of $100 million.  Mr. Meehan began his career as a commissioned officer in the United States Marine Corps, retiring after 20 years in the grade of Lieutenant Colonel.  He received an AB degree from John Carroll University, an MBA from Webster University and holds Series 22, 31, and 63 licenses.

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

Code of Ethics

Grant Park has not adopted a code of ethics because it does not have any officers or employees.  The general partner of Grant Park has adopted a Code of Ethics for all employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC.  Grant Park does not have any directors or officers.  However, the officers of Grant Park’s general partner, as well as the general partner itself, file such notices regarding their beneficial ownership in Grant Park, if any.  Grant Park believes that for 2008, all required filings were timely filed by each of these persons, except for a Form 4 filed by Ms. O’Rourke reporting a purchase of Class A units on August 1, 2008 (which was reported on October 7, 2008).

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

Grant Park pays the general partner the brokerage charge, which is based on a fixed percentage of net assets, regardless of whether actual transaction costs were less than or exceeded this fixed percentage or whether the number of trades significantly increases.  Assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, it is estimated that the brokerage charge would equate to round-turn commissions of approximately $48.17, based on the average trading activity of the nine trading advisors for the last three calendar years and assuming allocations of net assets to the trading advisors as follows:  Rabar, EMC, Eckhardt, Winton and Welton between 10% to 20%; Graham; Global Advisors, Transtrend and QIM less than 10%.

The clearing brokers are also paid by the general partner, out of its brokerage charge, an average of between approximately $5.00 and $10.00 per round turn transaction entered into by Grant Park.  This round turn commission includes all clearing, exchange and NFA fees.

Class A units pay the general partner a monthly brokerage charge equal to a rate of 0.6292%, a rate of 7.55% annually, of Class A’s month-end adjusted net assets.   Class B units pay the general partner a monthly charge equal to 0.6667%, a rate of 8.0% annually, of Class B’s month-end adjusted net assets.  The charge amounted to $44,833,225 for the year ended December 31, 2008, $33,467,384 for the year ended December 31, 2007, and $27,576,195 for the year ended December 31, 2006.

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

Additionally, all expenses incurred in connection with the organization and the ongoing offering of the units are paid by the general partner and then reimbursed to the general partner by Grant Park.  The limited partnership agreement provides that Grant Park shall be entitled to reimbursement for organization and offering expenses at a rate of up to 1.0% per annum, computed monthly, of which up to 10% of such amount is reimbursable by Class A and 90% is reimbursable by Class B.  Effective April 1, 2004, Class A units bear organization and offering expenses at an annual rate of 20 basis points (0.20%) of the adjusted net assets of the Class A units calculated and payable monthly on the basis of month-end adjusted net assets.  Effective September 1, 2005, Class B units bear these expenses at an annual rate of 60 basis points (0.60%) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted net assets.  Effective April 1, 2009, Class A units bear organization and offering expenses at an annual rate of 10 basis points (0.10%) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets, and Class B units bear organization and offering expenses at an annual rate of 30 basis points (0.30%) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted net assets.  In no event, however, will the reimbursement from Grant Park to the general partner exceed 1.0% per annum of the average month-end net assets of Grant Park.  The general partner has the discretion to change the amounts assessed to each class for organization and offering expenses, provided the amounts do not exceed the limits set forth in the limited partnership agreement.  In its discretion, the general partner may require Grant Park to reimburse the general partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by Grant Park in any calendar year will not exceed the overall limits set forth above.

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

Grant Park has no officers or directors.  Its affairs are managed by its general partner, Dearborn Capital Management, L.L.C.  Set forth in the table below is information regarding the beneficial ownership of the officers of Grant Park’s general partner in Grant Park as of December 31, 2008.

Name	Number of Class A Limited Partnership Units		Number of Class B Limited Partnership Units	Number of General Partnership Units		Percentage of Outstanding Class A Limited Partnership Units	Percentage of Outstanding Class B Limited Partnership Units	Percentage of General Partnership Units
Dearborn Capital Management, LLC	3,913.360		—	434.818		6.95%	—	100.00%
David M. Kavanagh	3,913.360	(1)	—	434.818	(1)	6.95%	—	100.00%
Patrick J. Meehan	135.123		—	—		0.24%	—	—
Maureen O’Rourke	7.859		—	—		0.01%	—	—
_______________
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

The following table sets forth the fees billed to Grant Park for professional audit services provided by McGladrey & Pullen, LLP, Grant Park’s independent registered public accountant, for the audit of Grant Park’s annual financial statements for the years ended December 31, 2008 and 2007, and fees billed for other professional services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an associated entity of McGladrey & Pullen, LLP) during those years.

Fee Category	2008	2007
Audit Fees(1)	$162,120	$169,800
Audit-Related Fees	28,286	—
Tax Fees(2)	6,800	7,888
All Other Fees	—	—
Total Fees	$197,206	$177,688
_______________
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

The Audit Committee of Grant Park’s general partner, Dearborn Capital Management, L.L.C., pre-approves all audit and permitted non-audit services of Grant Park’s independent accountants, including all engagement fees and terms.  The Audit Committee of Dearborn approved all the services provided by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (collectively “McGladrey”) during 2008 and 2007 to Grant Park described above.  The Audit Committee has determined that the payments made to McGladrey for these services during 2008 and 2007 are compatible with maintaining that firm’s independence.

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
_______________
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

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Grant Park Futures Fund Limited Partnership
Chicago, Illinois

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Grant Park Futures Fund Limited Partnership as of December 31, 2008 and 2007, and the related statements of operations, cash flows and changes in partners’ capital for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grant Park Futures Fund Limited Partnership as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Grant Park Futures Fund Limited Partnership’s internal control over financial reporting as of December 31, 2008 included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/McGladrey & Pullen, LLP

Chicago, Illinois
March 4, 2009

McGladrey & Pullen, LLP is a member firm of RSM International –
an affiliation of separate and independent legal entities.

Index

Grant Park Futures Fund Limited Partnership
Statements of Financial Condition
December 31, 2008 and 2007

Assets	2008	2007

Equity in brokers’ trading accounts:
U.S. Government securities, at fair value	$29,215,898	$61,148,504
Government-sponsored enterprises, at fair value	15,695,417	—
Cash	11,972,086	5,227,545
Unrealized gain on open contracts, net	5,210,231	6,136,840
Deposits with brokers	62,093,632	72,512,889

Cash and cash equivalents	157,740,416	72,699,532
Certificates of deposit, at fair value	28,525,736	89,082,030
Commercial paper, at fair value	9,979,833	27,869,290
Government-sponsored enterprises, at fair value	311,078,226	105,413,285
Investment in Dearborn Select Master Fund, SPC – Winton Segregated Portfolio	—	98,629,036
Redemption receivable	115,343,975	—
Interest receivable	233,208	256,381
Receivable from General Partner	—	750,000

Total assets	$684,995,026	$467,212,443

Liabilities and Partners’ Capital

Liabilities
Brokerage commission payable	$3,928,422	$2,769,915
Accrued incentive fees	8,324,848	2,503,135
Organization and offering costs payable	297,332	206,208
Accrued operating expenses	136,617	96,082
Pending partner additions	22,690,889	3,426,126
Redemptions payable	6,021,709	2,525,181
Total liabilities	41,399,817	11,526,647

Partners’ Capital
General Partner (units outstanding December 31, 2008 – 4,348.18, December 31, 2007 – 3,671.69)	6,827,509	4,807,965
Limited Partners
Class A (units outstanding December 31, 2008 – 52,408.70, December 31, 2007 – 51,371.93)	82,292,140	67,269,942
Class B (units outstanding December 31, 2008 – 408,160.74, December 31, 2007 – 335,708.69)	554,475,560	383,607,889
Total partners’ capital	643,595,209	455,685,796

Total liabilities and partners’ capital	$684,995,026	$467,212,443

The accompanying notes are an integral part of these financial statements.

Index

Grant Park Futures Fund Limited Partnership
 Condensed Schedule of Investments
December 31, 2008

	Expiration	No. of contracts		Unrealized gain/(loss) on open	Percent of Partners’	Unrealized gain/(loss) on open	Percent of Partners’	Net unrealized gain/(loss) on open	Percent of Partners’
	Date	Long	Short	long contracts	Capital	short contracts	Capital	contracts	Capital
Futures Contracts *
U.S. Futures Positions:
Currencies				$(375,126)	(0.1)%	$47,001	**	$(328,125)	(0.1)%
Energy				5,640	**	(145,915)	**	(140,275)	**
Grains				57,264	**	(207,024)	**	(149,760)	**
Interest rates				(150,471)	**	(1,063)	**	(151,534)	**
Meats				332	**	(77,490)	**	(77,158)	**
Metals				57,033	**	(123,818)	**	(66,785)	**
Soft commodities				(1,690)	**	(116,292)	**	(117,982)	**
Stock indices				81,725	**	12,201	**	93,926	**
Total U.S. Futures Positions				(325,293)		(612,400)		(937,693)

Foreign Futures Positions:
Energy				—	**	188,636	**	188,636	**
Grains				—	**	(1,016)	**	(1,016)	**
Interest rates				5,693,855	0.9%	(244,950)	**	5,448,905	0.8%
Metals
Aluminum	03/09	449	471	(6,717,297)	(1.0)%	8,461,295	1.3%	1,743,998	0.3%
Other Metals				(8,929,298)	(1.4)%	9,148,339	1.4%	219,041	**
Soft commodities				95,511	**	15,170	**	110,681	**
Stock indices				49,768	**	(218,881)	**	(169,113)	**
Total Foreign Futures Positions				(9,807,461)		17,348,593		7,541,132

Total Futures Contracts				$(10,132,754)	(1.6)%	$16, 736,193	2.6%	$6,603,439	1.0%

Forward Contracts *
Currencies				$336,467	0.1%	$(1,729,675)	(0.3)%	$(1,393,208)	(0.2)%

Total Futures and Forward Contracts				$(9,796,287)	(1.5)%	$15,006,518	2.3%	$5,210,231	0.8%
_______________
*
No individual futures and forward contract position, other than those presented, constituted greater than 1 percent of partners’ capital.   Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of partners’ capital.

Certificates of deposit
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$12,000,000	5/1/2009	Comerica Bank, 1 month LIBOR plus 15 basis points	$12,021,183	1.9%
15,000,000	5/4/2009	Bank of America, 2.6%	15,060,417	2.3%
240,000	8/14/2009	Amcore Bank, 3.5%	241,120	*
240,000	11/12/2009	Huntington National Bank, 3.8%	241,250	*
240,000	11/17/2009	Mercantile Bank of Michigan, 3.6%	241,065	*
240,000	12/17/2009	Goldman Sachs Bank, 2.6%	240,246	*
240,000	12/18/2009	GE Money Bank, 2.6%	240,238	*
240,000	12/18/2009	Anchorbank FSB, 2.5%	240,217	*
	Total Certificates of deposit		$28,525,736	4.4%
_______________
*	Represents less than 0.1% of partners’ capital.

The accompanying notes are an integral part of these financial statements.

Index

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments (continued)
December 31, 2008

Commercial paper
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$10,000,000	2/3/2009	Hewlett-Packard Co., 2.2%	$9,979,833	1.6%
	Total Commercial paper		$9,979,833	1.6%

Government-sponsored enterprises
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$10,000,000	1/2/2009	Federal Farm Credit Bank, 3 month US Treasury bill plus 82 basis points weekly reset	$10,030,603	1.6%
10,000,000	1/2/2009	Federal Home Loan Bank, 3.8%	10,093,944	1.6%
8,000,000	1/14/2009	Federal Home Loan Bank, 3 month LIBOR minus 20 basis points quarterly reset	8,081,089	1.3%
10,000,000	1/29/2009	Fannie Mae Discount Note, 2.3%	9,982,500	1.6%
7,500,000	2/13/2009	Federal Home Loan Bank Discount Note, 3.2%	7,472,229	1.2%
10,000,000	2/18/2009	Freddie Mac Discount Note, 2.3%	9,970,000	1.5%
10,000,000	2/24/2009	Freddie Mac Discount Note, 2.6%	9,961,150	1.5%
10,000,000	3/20/2009	Federal Home Loan Bank Discount Note, 2.9%	9,939,333	1.5%
8,000,000	4/1/2009	Farmer Mac, 2.3%	8,046,000	1.3%
8,000,000	4/7/2009	Freddie Mac, 2.4%	8,044,911	1.3%
10,000,000	4/15/2009	Federal Home Loan Bank Discount Note, 3.0%	9,917,378	1.5%
10,500,000	4/17/2009	Federal Home Loan Bank Discount Note, 3.2%	10,404,158	1.6%
10,000,000	4/24/2009	Federal Home Loan Bank, 1 month LIBOR minus 8 basis points monthly reset	9,998,363	1.6%
8,000,000	4/24/2009	Farmer Mac, 2.3%	8,034,244	1.2%
10,000,000	4/27/2009	Federal Home Loan Bank Discount Note, 2.8%	9,909,778	1.5%
10,000,000	4/30/2009	Federal Home Loan Bank, 2.6%	10,044,479	1.6%
10,000,000	5/4/2009	Federal Home Loan Bank Discount Note, 1.7%	9,943,625	1.5%
10,000,000	5/11/2009	Federal Home Loan Bank Discount Note, 3.0%	9,895,278	1.5%
10,000,000	5/13/2009	Fannie Mae Discount Note, 1.2%	9,956,000	1.5%
12,000,000	5/20/2009	Federal Home Loan Bank, 3 month LIBOR minus 18 basis points quarterly reset	12,025,644	1.9%
8,000,000	5/20/2009	Federal Home Loan Bank Discount Note, 1.4%	7,958,300	1.2%
8,000,000	6/30/2009	Federal Home Loan Bank, 3.0%	8,000,667	1.2%
8,000,000	7/14/2009	Federal Home Loan Bank, 3.2%	8,116,755	1.3%
10,000,000	8/20/2009	Federal Home Loan Bank, 3.1%	10,109,167	1.6%
8,500,000	10/5/2009	Federal Home Loan Bank, 3 month LIBOR minus 4 basis points quarterly reset	8,587,338	1.3%
12,500,000	10/19/2009	Freddie Mac, 1 month LIBOR minus 6 basis points monthly reset	12,501,579	1.9%
7,000,000	11/25/2009	Freddie Mac, 2.1%	7,014,292	1.1%
10,000,000	12/1/2009	Federal Home Loan Bank, 2.0%	10,016,667	1.6%
11,000,000	12/15/2009	Federal Home Loan Bank, 1.8%	11,008,996	1.7%
11,000,000	12/16/2009	Freddie Mac, 1.9%	11,008,708	1.7%
15,000,000	12/30/2009	Farmer Mac, 1.0%	15,000,417	2.3%
10,000,000	2/9/2010	Federal Home Loan Bank, 3 month LIBOR minus 3.5 basis points	10,004,634	1.6%
	Total Government-sponsored enterprises		$311,078,226	48.3%

The accompanying notes are an integral part of these financial statements.

Index

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments (continued)
December 31, 2008

U.S. Government securities***
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$5,500,000	6/4/2009	U.S. Treasury Bills, 0.2% (cost $5,493,705)	$5,497,798	0.8%
23,000,000	12/15/2009	U.S. Treasury Notes, 3.5% (cost $23,682,812)	23,718,100	3.7%
	Total U.S. Government securities		$29,215,898	4.5%

Government-sponsored enterprises in brokers’ trading accounts***
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$6,700,000	1/2/2009	Federal Home Loan Bank Discount Note, 0.4%	$6,699,993	1.0%
4,000,000	3/9/2009	Freddie Mac Discount Note, 2.7%	3,998,295	0.6%
5,000,000	5/4/2009	Federal Home Loan Bank Discount Note, 1.7%	4,997,129	0.8%
	Total Government-sponsored enterprises		$15,695,417	2.4%
_______________
***	Pledged as collateral for the trading of futures, forward and option contracts.

The accompanying notes are an integral part of these financial statements.

Index

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments
December 31, 2007

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$(507,429)	(0.1)%	$(181,541)	**	$(688,970)	(0.2)%
Energy	2,381,223	0.5%	(623,280)	(0.1)%	1,757,943	0.4%
Grains	3,996,469	0.9%	(591,561)	(0.1)%	3,404,908	0.7%
Interest rates	230,001	0.1%	(1,922)	**	228,079	0.1%
Meats	(6,000)	**	23,549	**	17,549	**
Metals	491,430	0.1%	—	**	491,430	0.1%
Soft commodities	104,661	**	(408,502)	(0.1)%	(303,841)	(0.1)%
Stock indices	(51,977)	**	219,219	**	167,242	**
Total U.S. Futures Positions	6,638,378		(1,564,038)		5,074,340
Foreign Futures Positions:
Energy	665,591	0.1%	(128,820)	**	536,771	0.1%
Interest rates	993,584	0.2%	268,995	0.1%	1,262,579	0.3%
Metals	(1,718,224)	(0.4)%	1,639,699	0.4%	(78,525)	**
Soft commodities	12,891	**	—	**	12,891	**
Stock indices	393,449	**	174,174	**	567,623	0.1%
Total Foreign Futures Positions	347,291		1,954,048		2,301,339

Total Futures Contracts	$6,985,669	1.5%	$390,010	0.1%	$7,375,679	1.6%

Forward Contracts *
Currencies	$(597,710)	(0.1)%	$(960,561)	(0.2)%	$(1,558,271)	(0.3)%

Option Contracts *
Currencies	151,900	**	—	**	151,900	**
Interest Rates	167,532	**	—	**	167,532	**
Total Option Contracts	$319,432	0.1%	$—	**	$319,432	0.1%

Total Futures, Forward and Option Contracts	$6,707,391	1.5%	$(570,551)	(0.1)%	$6,136,840	1.4%
_______________
*	No individual futures and forward contract position constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.
**	Represents less than 0.1% of partners’ capital.

Certificates of deposit
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$10,000,000	1/7/2008	Abbey National Bank, 5.3%	$10,265,020	2.3%
10,000,000	2/7/2008	Wilmington Trust, 5.3%	10,214,783	2.2%
10,000,000	2/13/2008	Branch Bank & Trust, 5.3%	10,476,292	2.3%
10,000,000	3/4/2008	Deutsche Bank, 4.8%	10,074,258	2.2%
10,000,000	4/28/2008	Comerica Bank, 4.7%	10,087,472	2.2%
10,000,000	6/5/2008	Associated Bank, 3 month LIBOR less 4 basis points	10,038,325	2.2%
9,500,000	6/20/2008	Washington Mutual Bank, 5.4%	9,776,331	2.1%
10,000,000	7/28/2008	Regions Bank, 4.7%	10,087,193	2.2%
8,000,000	11/3/2008	Marshall & Ilsley Bank, 4.6%	8,062,356	1.8%
	Total Certificates of deposit		$89,082,030	19.5%

The accompanying notes are an integral part of these financial statements.

Index

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments (continued)
December 31, 2007

Commercial paper
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$8,000,000	1/10/2008	Progress Energy Co., 5.5%	$7,989,340	1.7%
10,000,000	2/8/2008	Zions Banc Corp, 5.2%	9,947,117	2.2%
10,000,000	2/22/2008	GE Capital, 4.8%	9,932,833	2.2%
	Total Commercial paper		$27,869,290	6.1%

Government-sponsored enterprises
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$10,000,000	1/24/2008	Federal Home Loan Bank, 3 month U.S. Treasury bill plus 22 basis points	$10,069,463	2.2%
10,000,000	2/7/2008	Federal Home Loan Bank, 3 month U.S. Treasury bill plus 21 basis points	10,056,005	2.2%
10,000,000	3/12/2008	Federal Home Loan Bank, 1 year constant maturity plus 30 basis points	10,018,789	2.2%
10,000,000	7/16/2008	Federal Home Loan Bank, 5.3%	11,780,935	2.6%
10,000,000	8/1/2008	Farmer Mac, 5.3%	10,222,306	2.2%
9,000,000	10/8/2008	Farmer Mac, 4.7%	9,094,000	2.0%
4,000,000	10/30/2008	Federal Home Loan Bank, 4.5%	4,030,000	0.9%
12,000,000	11/19/2008	Federal Home Loan Bank, 4.6%	12,064,750	2.6%
12,000,000	11/24/2008	Federal Home Loan Bank, 1 year constant maturity plus 65 basis points	12,009,310	2.6%
8,000,000	11/28/2008	Federal Home Loan Bank, 4.6%	8,033,367	1.8%
8,000,000	12/1/2008	Federal Home Loan Bank, 3 month LIBOR minus 23 basis points quarterly reset	8,034,360	1.8%
	Total Government-sponsored enterprises		$105,413,285	23.1%

U.S. Government securities***
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$61,300,000	1/31/2008	U.S. Treasury Bills, 2.7% (cost $61,139,861)	$61,148,504	13.4%
	Total U.S. Government securities		$61,148,504	13.4%
_______________
***	Pledged as collateral for the trading of futures, forward and option contracts.

The accompanying notes are an integral part of these financial statements.

Index

Grant Park Futures Fund Limited Partnership
Statements of Operations
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Net trading gains (losses)
Net gain (loss) from trading
Realized	$135,271,602	$67,015,724	$37,256,330
Change in unrealized	(926,609)	(4,124,643)	5,033,718
Commissions	(6,824,118)	(5,505,936)	(5,218,644)

Net gains from trading	127,520,875	57,385,145	37,071,404

Income allocated from Dearborn Select Master Fund, SPC – Winton Segregated Portfolio	16,714,939	9,417,448	—

Total trading gains	144,235,814	66,802,593	37,071,404

Net investment income
Income

Interest income	12,681,834	17,475,172	16,093,168

Expenses
Brokerage commission	34,156,316	26,032,412	22,357,551
Incentive fees	25,332,013	7,017,463	3,823,552
Operating expenses	1,412,552	805,444	669,774

Total expenses	60,900,881	33,855,319	26,850,877

Net investment (loss)	$(48,219,047)	$(16,380,147)	$(10,757,709)

Net income (loss)	$96,016,767	$50,422,446	$26,313,695

Net Income (Loss) per General Partner & Class A Unit Limited Partner (based on weighted average number of units outstanding during the year)	$263.77	$148.80	$98.75

Net Income (Loss) per Class B Unit Limited Partner (based on weighted average number of units outstanding during the year)	$223.70	$125.29	$82.71

Increase (decrease) in Net Asset Value per General Partner & Class A Unit Limited Partner	$260.73	$146.87	$97.03

Increase (decrease) in Net Asset Value per Class B Unit Limited Partner	$215.79	$120.26	$78.14

The accompanying notes are an integral part of these financial statements.

Index

Grant Park Futures Fund Limited Partnership
Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows provided by (used in) operating activities
Net income (loss)	$96,016,767	$50,422,446	$26,313,695
Adjustments to reconcile net income (loss) to net cash (used in) operating activities
Net sales (purchases) of investments in U.S. Government securities	31,932,606	(2,837,410)	(1,971,868)
Net change in unrealized gain (loss) on open contracts, net	926,609	4,124,643	(5,033,718)
Net (gain) from investment in Dearborn Select Master Fund, SPC – Winton Segregated Portfolio	(16,714,939)	(9,417,448)	—
Net sales (purchases) of investments in Certificates of deposit	60,556,294	(58,414,952)	(30,667,078)
Net sales (purchases) of investments in Commercial paper	17,889,457	(22,874,327)	(4,994,963)
Net (purchases) of investments in Government-sponsored enterprises	(221,360,358)	(17,649,216)	(87,764,069)
Net sales (Investments) in Dearborn Select Master Fund, SPC – Winton Segregated Portfolio	115,343,975	(89,211,588)	—
Decrease in interest receivable	23,173	417,640	179,550
Decrease (increase) in receivable from General Partner	750,000	(50,000)	(100,000)
Increase in redemption receivable	(115,343,975)	—	—
Increase in brokerage commission payable	1,158,507	322,864	672,123
Increase in accrued incentive fees	5,821,713	1,288,197	1,214,938
Increase in accrued operating expenses	40,535	14,979	18,801

Net cash used in operating activities	(22,959,636)	(143,864,172)	(102,132,589)

Cash flows provided by financing activities
Partner additions	175,384,927	62,841,744	130,857,249
Redemptions	(57,668,376)	(53,878,849)	(57,077,208)
Offering costs	(2,971,490)	(1,728,970)	(1,315,299)

Net cash provided by financing activities	114,745,061	7,233,925	72,464,742

Net (decrease) increase in cash and cash equivalents	91,785,425	(136,630,247)	(29,667,847)

Cash and cash equivalents
Beginning of year	77,927,077	214,557,324	244,225,171
End of year	$169,712,502	$77,927,077	$214,557,324

End of year cash and cash equivalents consists of:
Cash in broker trading accounts	$11,972,086	$5,227,545	$17,592,985
Cash and cash equivalents	157,740,416	72,699,532	196,964,339

Total end of year cash and cash equivalents	$169,712,502	$77,927,077	$214,557,324

The accompanying notes are an integral part of these financial statements.

Index

Grant Park Futures Fund Limited Partnership
Statements of Changes in Partners’ Capital
Years Ended December 31, 2008, 2007 and 2006

			Limited Partners		Limited Partners
	General Partner		Class A		Class B
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Partners’ capital, December 31, 2005	2,839.96	$3,026,173	48,216.06	$51,377,474	249,391.39	$235,494,172	$289,897,819
Contributions	558.77	645,000	7,990.87	9,336,899	110,603.12	111,541,043	121,522,942
Redemptions	—	—	(9,578.72)	(10,782,069)	(43,010.79)	(43,339,995)	(54,122,064)
Offering costs	—	—	—	(84,032)	—	(1,275,365)	(1,359,397)
Net income	—	280,178	—	4,361,597	—	21,671,920	26,313,695
Partners’ capital, December 31, 2006	3,398.73	3,951,351	46,628.21	54,209,869	316,983.72	324,091,775	382,252,995
Contributions	272.96	320,000	14,176.17	16,618,602	56,817.78	59,046,420	75,985,022
Redemptions	—	—	(9,432.45)	(11,166,190)	(38,092.81)	(40,048,152)	(51,214,342)
Offering costs	—	—	—	(106,370)	—	(1,653,955)	(1,760,325)
Net income	—	536,614	—	7,714,031	—	42,171,801	50,422,446
Partners’ capital, December 31, 2007	3,671.69	4,807,965	51,371.93	67,269,942	335,708.69	383,607,889	455,685,796
Contributions	676.49	1,000,000	14,070.43	20,802,983	105,026.40	134,317,181	156,120,164
Redemptions	—	—	(13,033.66)	(19,201,221)	(32,574.35)	(41,963,683)	(61,164,904)
Offering costs	—	—	—	(163,756)	—	(2,898,858)	(3,062,614)
Net income	—	1,019,544	—	13,584,192	—	81,413,031	96,016,767
Partners’ capital, December 31, 2008	4,348.18	$6,827,509	52,408.70	$82,292,140	408,160.74	$554,475,560	$643,595,209
Net asset value per unit at December 31, 2005				$1,065.57		$944.28
Net asset value per unit at December 31, 2006				$1,162.60		$1,022.42
Net asset value per unit at December 31, 2007				$1,309.47		$1,142.68
Net asset value per unit at December 31, 2008				$1,570.20		$1,358.47

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

Index

Grant Park Futures Fund Limited Partnership
Notes to Financial Statements

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Partnership’s investment in the Dearborn Select Master Fund, SPC – Winton Segregated Portfolio – Class GP (the “GP Class”) is reported in the statement of financial condition at fair value at December 31, 2007.  Fair value ordinarily is the value determined by the management of the GP Class in accordance with the valuation policies of the GP Class and as reported at the time of the Partnership’s valuation.  Generally, the fair value of the Partnership’s investment in the GP Class represents the amount that the Partnership could reasonably expect to receive from the GP Class if the Partnership’s investment was redeemed at the time of valuation, based on information reasonably available at the time the valuation is made and that the Partnership believes to be reliable.

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

Organization and offering costs:  All expenses incurred in connection with the organization and the initial and ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership.  This reimbursement is made monthly.  Class A units bear organization and offering expenses at an annual rate of 20 basis points (0.20 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets.  Class B units bear these expenses at an annual rate of 60 basis points (0.60 percent) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted net assets.  “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions.  In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit.  Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses are charged against partners’ capital at the time of reimbursement or accrual.  Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued.  If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner.  At December 31, 2008, all organization and offering costs incurred by the General Partner have been reimbursed.  The General Partner may remit back to the Partnership a portion of the Partnership’s organization and offering expenses to the extent actual expenses incurred were less than the actual amount the Partnership paid the General Partner.  At December 31, 2008 and 2007, included in receivable from General Partner is $0 and $500,000, respectively, related to the reimbursement of organization and offering expenses of the Partnership.

Index

Grant Park Futures Fund Limited Partnership
Notes to Financial Statements

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Reclassification:  Certain amounts in the 2007 and 2006 financial statements have been reclassified to conform with the 2008 presentation.

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

Fair value of exchange-traded contracts is based upon exchange settlement prices.  Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.  U.S. Government securities, Government-sponsored enterprises and commercial paper are stated at cost plus accrued interest, which approximates fair value.  These financial instruments are classified in Level 1 of the fair value hierarchy.

Index

Grant Park Futures Fund Limited Partnership
Notes to Financial Statements

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Certificates of deposit are stated at cost plus accrued interest, which approximates fair value.  These financial instruments are classified in Level 2 of the fair value hierarchy.

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

Assets	Level 1	Level 2	Level 3	Total

Equity in brokers’ trading accounts
U.S. Government securities	$29,215,898	$—	$—	$29,215,898
Government-sponsored enterprises	15,695,417	—	—	15,695,417
Futures contracts	6,603,439	—	—	6,603,439
Forward contracts	(1,393,208)	—	—	(1,393,208)
Cash and cash equivalents
Certificates of deposit	—	40,655,321	—	40,655,321
Commercial paper	89,383,455	—	—	89,383,455
Government-sponsored enterprises	4,993,389	—	—	4,993,389
Certificates of deposit	—	28,525,736	—	28,525,736
Commercial paper	9,979,833	—	—	9,979,833
Government-sponsored enterprises	311,078,226	—	—	311,078,226
Investment in Dearborn Select Master Fund, SPC*	—	—	—	—
_______________
*	The Investment in Dearborn Select Master Fund, SPC was redeemed at December 31, 2008 and is shown on the statement of financial condition as a redemption receivable.

Financial instruments classified as Level 3 in the fair value hierarchy represent the Partnership’s investment in the GP Class in which management has used at least one significant unobservable input in the valuation model.  The following table presents a reconciliation of activity for the GP Class:

Balance at January 1, 2008	$98,629,036
Total Realized Gain included in Income	16,714,939
Purchases, Issuances and Settlements	—
Redemption	(115,343,975)
Transfers in and (or) out of Level 3	—
Balance at December 31, 2008	$—

In April 2007 the FASB issued Interpretation No. 39-1, Amendment of FASB Interpretation

Index

Grant Park Futures Fund Limited Partnership
Notes to Financial Statements

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2.   INVESTMENTS

  Effective June 1, 2007, the General Partner reallocated the portion of the Partnership’s net assets previously allocated to Winton Capital Management Limited (“Winton”) to the GP Class of Dearborn Select Master Fund, SPC (“Dearborn Select”).  Dearborn Select was incorporated under the laws of the Cayman Islands on April 7, 2006 and is a private investment fund organized as a segregated portfolio company with limited liability.  The GP Class allocated the assets invested by the Partnership to Winton through one or more managed accounts, traded pursuant to Winton’s Diversified Program.  The Partnership owned all of the outstanding Class GP units of the GP Class.  The general partner of the Partnership was also the Investment Manager of Dearborn Select.  As of December 31, 2008, the investment in the GP Class was redeemed and is shown on the statement of financial condition as a redemption receivable.  Effective January 1, 2009, the portion of the Partnership’s net assets allocated to the GP Class was reallocated to one of the Partnership’s trading companies, GP 1, LLC, a Delaware limited liability company.  GP 1, LLC will allocate assets to Winton to be traded pursuant to Winton’s Diversified Program.  There have been no changes to the existing clearing broker arrangements/brokerage charge and no material changes to the other fees and expenses allocated to the Partnership as a result of this reallocation.

As a result of the Partnership’s redemption of its units in Dearborn Select, as of December 31, 2008, the Partnership did not hold an equity interest in Dearborn Select.  Summarized information reflecting the total assets, liabilities and capital for Dearborn Select is shown in the following table.

Index

Grant Park Futures Fund Limited Partnership
Notes to Financial Statements

NOTE 2.   INVESTMENTS (continued)

December 31, 2008
Total Assets	$116,080,580

Total Liabilities	$116,080,580

Total Capital	$—

Summarized information reflecting the Partnership’s investment in, and the operations of, Dearborn Select at December 31, 2008 and 2007, is shown in the following tables.

December 31, 2008			For the twelve months ended December 31, 2008
% of
Partnership’s		Fair	Total	Expenses		Net	Investment	Liquidity
Net Assets	Cost	Value	Income	Commissions	Other	Income	Objective	Provision

0%	$—	$—	$25,394,928	$3,852,792	$4,827,197	$16,714,939	Speculative trading of futures contracts, options on futures contracts, forward contracts, swaps, derivatives and synthetics	Monthly or at such other times as the Directors may agree

December 31, 2007			For the twelve months ended December 31, 2007
% of
Partnership’s		Fair	Total	Expenses		Net	Investment	Liquidity
Net Assets	Cost	Value	Income	Commissions	Other	Income	Objective	Provision

21.6%	$89,211,588	$98,629,036	$14,005,040	$1,929,036	$2,658,556	$9,417,448	Speculative trading of futures contracts, options on futures contracts, forward contracts, swaps, derivatives and synthetics	Monthly or at such other times as the Directors may agree

Index

Grant Park Futures Fund Limited Partnership
Notes to Financial Statements

NOTE 3.  DEPOSITS WITH BROKERS

The Partnership deposits assets with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of U.S. Treasury bills, U.S. Treasury notes, Government-sponsored enterprises and cash with such brokers.  The Partnership earns interest income on its assets deposited with the brokers.

NOTE 4.  COMMODITY TRADING ADVISORS

In addition to its investment in the GP Class through which a portion of its assets are managed by Winton, the Partnership has entered into advisory contracts with Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Co., Graham Capital Management, L.P., Welton Investment Corporation, Global Advisors L.P., Transtrend B.V. and Quantitative Investment Management LLC to act as the Partnership’s commodity trading advisors (the “Advisors”).  The Advisors are paid a quarterly management fee ranging from 0 percent to 2 percent per annum of the Partnership’s month-end allocated net assets, which is paid by the General Partner from the brokerage commission (Note 5).

Additionally, the Advisors, including Winton, receive a quarterly incentive fee ranging from 20 percent to 30 percent of the new trading profits on the allocated net assets of the Advisor, which amounted to fees of $25,332,013, $7,017,463, and $3,823,552 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

The Class A units pay the General Partner a monthly brokerage commission equal to one twelfth of 7.55 percent (7.55 percent annualized) of month-end net assets.  The Class B units pay the General Partner one twelfth of 8.00 percent (8.00 percent annualized) of month-end net assets.  Included in the brokerage commission are amounts paid to the clearing brokers for execution and clearing costs,

Index

Grant Park Futures Fund Limited Partnership
Notes to Financial Statements

NOTE 5.  GENERAL PARTNER AND RELATED PARTY TRANSACTIONS (continued)

management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered.

NOTE 6.  OPERATING EXPENSES

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership.  Operating expenses of the Partnership are limited to 0.25 percent per year of the average month-end net assets of the Partnership.  To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year.  Accordingly, at December 31, 2008 and 2007, included in receivable from General Partner is $0 and $250,000, respectively, related to the reimbursement of operating expenses to the Partnership.

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

Index

Grant Park Futures Fund Limited Partnership
Notes to Financial Statements

NOTE 8.  FINANCIAL HIGHLIGHTS (continued)

	2008	2007	2006
Total return – Class A Units	19.91%	12.63%	9.11%
Total return – Class B Units	18.88%	11.76%	8.28%
Ratios as a percentage of average net assets: *
Interest income	2.32%	4.24%	4.78%
Expenses prior to incentive fees	6.52%	6.52%	6.83%
Incentive fees	4.64%	1.70%	1.13%
Total expenses	11.16%	8.22%	7.96%
Net investment (loss) **	(4.20)%	(2.28)%	(2.05)%
_______________
*	Excludes the Partnership’s proportionate share of expenses and net investment income (loss) from Dearborn Select Master Fund, SPC – Winton Segregated Portfolio.
**	Excludes incentive fee.

The interest income and expense ratios above are computed based upon the weighted average net assets of the limited partners for the years ended December 31, 2008, 2007 and 2006.

The following per unit performance calculations reflect activity related to the Partnership.

	Class A Units	Class B Units
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at December 31, 2005	$1,065.57	$944.28
Income (loss) from operations
Net realized and change in unrealized gain from trading	148.32	131.24
Expenses net of interest income*	(49.57)	(48.53)
Total income (loss) from operations	98.75	82.71
Organization and offering costs*	(1.72)	(4.57)
Net asset value per unit at December 31, 2006	1,162.60	1,022.42
Income (loss) from operations
Net realized and change in unrealized gain from trading	191.82	167.87
Expenses net of interest income*	(43.02)	(42.58)
Total income (loss) from operations	148.80	125.29
Organization and offering costs*	(1.93)	(5.03)
Net asset value per unit at December 31, 2007	1,309.47	1,142.68
Income (loss) from operations
Net realized and change in unrealized gain from trading	389.13	336.88
Expenses net of interest income*	(125.36)	(113.18)
Total income (loss) from operations	263.77	223.70
Organization and offering costs*	(3.04)	(7.91)
Net asset value per unit at December 31, 2008	$1,570.20	$1,358.47
_______________
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

Index

Grant Park Futures Fund Limited Partnership
Notes to Financial Statements

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

Net trading results from derivatives for the years ended December 31, 2008, 2007 and 2006, are reflected in the statements of operations.  Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contract, and forward contracts.

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

Index

Grant Park Futures Fund Limited Partnership
Notes to Financial Statements

NOTE 9.  TRADING ACTIVITIES AND RELATED RISKS (continued)

The unrealized gain (loss) on open futures, forward and option contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Contracts (non-exchange-traded)		Option Contracts (exchange-traded)		Total
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Gross unrealized gains	$27,066,816	$14,183,671	$1,785,615	$2,046,350	$—	$319,432	$28,852,431	$16,549,453
Gross unrealized (losses)	(20,463,377)	(6,807,992)	(3,178,823)	(3,604,621)	—	—	(23,642,200)	(10,412,613)
Net unrealized gain (loss)	$6,603,439	$7,375,679	$(1,393,208)	$(1,558,271)	$—	$319,432	$5,210,231	$6,136,840

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

NOTE 11.  SUBSEQUENT EVENTS

From January 1, 2009 to March 4, 2009, there were contributions and redemptions totaling approximately $121,687,000 and $2,431,000 respectively.

As a result of recent changes in the rules and regulations of the Financial Industry Regulatory Authority (“FINRA”) affecting commodity pools, the general partner has determined to make certain changes to the organization of the Partnership, including the creation of additional classes of units, and has determined to terminate the offering and sale of any new Class A and Class B units by the second quarter of 2009.

As part of the reorganization, the Partnership will continue to invest through different commodity trading advisors retained by the general partner.  However, instead of each trading advisor maintaining a separate account in the name of the Partnership, as was historically the case, the assets of the Partnership will be invested in various trading companies, each of which will be organized as a limited liability company.  Each trading company will then allocate those assets to one of the commodity trading advisors retained by the general partner.  Additionally, a separate cash management limited liability company will be created to collectively manage excess cash not required to be held at the clearing brokers for each individual manager.

Upon the effective date of the reorganization, the current organization and offering costs charged to the Class A and Class B units will decrease from an annual rate of 20 basis points (.20%) and 60 basis points (.60%), respectively, to 10 basis points (.10%) and 30 basis points (.30%), respectively, of

NOTE 11.  SUBSEQUENT EVENTS (continued)

the adjusted net assets of the Class A and Class B units, calculated and payable monthly on the basis of month-end adjusted net assets.

Upon the effective date of the reorganization, the current brokerage commission charged to the Class A and Class B units will decrease from a monthly rate of one twelfth of 7.55 percent (7.55 percent annualized) and 8.00 percent (8.00 percent annualized) of month-end net assets, respectively, to a monthly rate of one twelfth of 7.50 percent (7.50 percent annualized) and 7.95 percent (7.95 percent annualized) of month-end net assets.

Index

Independent Auditor’s Report

To the Directors and Shareholders
Dearborn Select Master Fund, SPC – Winton Segregated Portfolio
Grand Cayman, Cayman Islands

We have audited the accompanying statements of financial condition, including the condensed schedules of investments of Dearborn Select Master Fund, SPC – Winton Segregated Portfolio (the “Company”), as of December 31, 2008 and 2007, and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2008 and the period from June 1, 2007 (commencement of operations) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dearborn Select Master Fund, SPC – Winton Segregated Portfolio as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and the period from June 1, 2007 (commencement of operations) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/McGladrey & Pullen, LLP

Chicago, Illinois
March 4, 2009

McGladrey & Pullen, LLP is a member firm of RSM International –
an affiliation of separate and independent legal entities.

Index

Dearborn Select Master Fund, SPC – Winton Segregated Portfolio
Statements of Financial Condition
December 31, 2008 and 2007

Assets	2008	2007
Equity in broker trading account:
Cash	$6,632,155	$7,377,530
U.S. Government securities, at fair value	2,998,799	12,469,108
Unrealized gain on open futures contracts, net	1,958,960	1,250,392
Deposits with broker	11,589,914	21,097,030

Cash and cash equivalents	26,404,426	27,614,107
Certificates of deposit, at fair value	3,728,731	20,270,349
Commercial paper, at fair value	2,573,970	8,458,676
Government-sponsored enterprises, at fair value	71,749,054	22,731,032
Interest receivable	34,484	81,634
Total assets	$116,080,579	$100,252,828

Liabilities and Shareholders’ Equity

Liabilities
Brokerage commission payable	$327,555	$258,428
Accrued incentive fee	396,993	1,175,356
Management fee payable	—	1,948
Redemption payable	115,343,975	—
Other payables	12,056	28,100
Total liabilities	116,080,579	1,463,832

Shareholders’ equity
Class GP	—	98,629,036
Class A	—	159,960
Total shareholders’ equity	—	98,788,996

Total liabilities and shareholders’ equity	$116,080,579	$100,252,828

The accompanying notes are an integral part of these financial statements.

Index

Dearborn Select Master Fund, SPC – Winton Segregated Portfolio
Condensed Schedule of Investments
December 31, 2008
(Expressed in U.S. dollars)

	Unrealized gain/(loss) on open long contracts	Percent of Shareholders’ Equity*	Unrealized gain/(loss) on open short contracts	Percent of Shareholders’ Equity*	Net unrealized gain/(loss) on open contracts	Percent of Shareholders’ Equity*

Futures Contacts**
U.U.S. Futures Positions:
Currencies	$198,481	0.2%	$(611,431)	(0.5)%	$(412,950)	(0.3)%
Energy	—	***	40,428	***	40,428	***
Grains	—	***	(539,362)	(0.5)%	(539,362)	(0.5)%
Interest rates	1,037,902	0.9%	—	***	1,037,902	0.9%
Meats	5,160	***	25,800	***	30,960	***
Metals	—	***	(60,808)	(0.1)%	(60,808)	(0.1)%
Soft commodities	2,290	***	15,225	***	17,515	***
Stock indices	(3,540)	***	(20,075)	***	(23,615)	***
Total U.S. Futures Positions	1,240,293		(1,150,223)		90,070

Foreign Futures Positions:
Energy	$12,585	***	$17,810	***	$30,395	***
Grains	—	***	(1,188)	***	(1,188)	***
Interest rates	1,363,347	1.2%	(2,633)	***	1,360,714	1.2%
Metals	(71,206)	(0.1)%	528,609	0.5%	457,403	0.4%
Soft commodities	45,705	***	2,430	***	48,135	***
Stock indices	—	***	(26,569)	***	(26,569)	***
Total Foreign Futures Positions	1,350,431		518,459		1,868,890

Total Futures Contracts	$2,590,724	2.2%	$(631,764)	(0.5)%	$1,958,960	1.7%
_______________
*	Represents the percent of shareholders’ equity on December 31, 2008 before redemption.
**	No individual futures and option contract position constituted greater than 5 percent of shareholders’ equity. Accordingly, the number of contracts and expiration dates are not presented.
***	Represents less than 0.1% of shareholders’ equity.

Certificates of deposit
Face Value	Maturity Date	Description	Fair Value	Percent of Shareholders’ Equity*
$3,000,000	5/1/2009	Comerica Bank, 1 month LIBOR plus 15 basis points	$3,005,296	2.6%
240,000	8/14/2009	Amcore Bank, 3.5%	241,120	0.2%
240,000	11/12/2009	Huntington National Bank, 4.0%	241,250	0.2%
240,000	11/17/2009	Mercantile Bank of Michigan, 3.6%	241,065	0.2%
	Total Certificates of deposit		$3,728,731	3.2%
_______________
*	Represents the percent of shareholders’ equity on December 31, 2008 before redemption.

The accompanying notes are an integral part of these financial statements

Index

Dearborn Select Master Fund, SPC — Winton Segregated Portfolio
Condensed Schedule of Investments (continued)
December 31, 2008
(Expressed in U.S. dollars)

Commercial paper
Face Value	Maturity Date	Description	Fair Value	Percent of Shareholders’ Equity*

$2,575,000	1/9/2009	Conoco Phillips Co., 1.8%	$2,573,970	2.2%
	Total Commercial paper		$2,573,970
_____________
*	Represents the percent of shareholders’ equity on December 31, 2008 before redemption.

Government-sponsored enterprises
Face Value	Maturity Date	Description	Fair Value	Percent of Shareholders’ Equity*

$2,500,000	1/2/2009	Federal Home Loan Bank, 3.8%	$2,523,486	2.2%
2,500,000	1/2/2009	Federal Farm Credit Bank, 3 month U.S. Treasury bill plus 82 basis points weekly reset	2,507,651	2.2%
2,000,000	1/14/2009	Federal Home Loan Bank, 3 month LIBOR minus 20 basis points quarterly reset	2,020,272	1.8%
2,500,000	1/29/2009	Fannie Mae Discount Note, 2.3%	2,495,625	2.2%
2,000,000	2/24/2009	Freddie Mac Discount Note, 2.6%	1,992,230	1.7%
2,500,000	3/20/2009	Federal Home Loan Bank Discount Note, 2.9%	2,484,833	2.2%
2,000,000	4/1/2009	Farmer Mac, 2.3%	2,010,930	1.7%
2,000,000	4/7/2009	Freddie Mac, 2.4%	2,011,228	1.7%
2,500,000	4/15/2009	Federal Home Loan Bank Discount Note, 3.0%	2,479,345	2.2%
2,000,000	4/17/2009	Federal Home Loan Discount Note, 3.2%	1,981,744	1.7%
2,500,000	4/24/2009	Federal Home Loan Bank, 1 month LIBOR minus 8 basis points monthly reset	2,499,586	2.2%
2,000,000	4/24/2009	Farmer Mac, 2.3%	2,008,561	1.7%
2,500,000	4/30/2009	Federal Home Loan Bank 2.6%	2,511,120	2.2%
2,500,000	4/27/2009	Federal Home Loan Bank Discount Note, 2.8%	2,477,445	2.2%
2,000,000	5/13/2009	Fannie Mae Discount Note, 1.2%	1,991,200	1.7%
2,500,000	5/11/2009	Federal Home Loan Bank Discount Note, 3.0%	2,473,819	2.1%
1,000,000	5/18/2009	Federal Home Loan Bank, 1.7%	993,531	0.9%
3,000,000	5/20/2009	Federal Home Loan Bank, 3 month LIBOR minus 18 basis points quarterly reset	3,006,806	2.6%
2,000,000	5/20/2009	Federal Home Loan Bank Discount Note, 1.4%	1,989,575	1.7%
2,000,000	6/30/2009	Federal Home Loan Bank, 3.0%	2,000,167	1.7%
2,500,000	8/20/2009	Federal Home Loan Bank, 3.1%	2,527,292	2.2%
2,000,000	7/14/2009	Federal Home Loan Bank, 3.2%	2,029,189	1.8%
1,500,000	10/5/2009	Federal Home Loan Bank, 3 month LIBOR minus 4 basis points quarterly reset	1,518,666	1.3%
2,500,000	10/19/2009	Freddie Mac, 1 month LIBOR minus 6 basis points monthly reset	2,500,315	2.2%
2,000,000	11/25/2009	Freddie Mac, 2.1%	2,004,083	1.7%
2,000,000	12/1/2009	Federal Home Loan Bank, 2.0%	2,003,333	1.7%
3,500,000	12/15/2009	Federal Home Loan Bank, 1.8%	3,502,862	3.0%
3,500,000	12/16/2009	Freddie Mac, 1.9%	3,502,771	3.0%
5,000,000	12/30/2009	Farmer Mac, 1.0%	5,000,138	4.3%
2,700,000	2/19/2010	Federal Home Loan Bank, 3 month LIBOR minus 3.5 basis points	2,701,251	2.4%
	Total Government-sponsored enterprises		$71,749,054	62.2%
_____________
*	Represents the percent of shareholders’ equity on December 31, 2008 before redemption.

Index

Dearborn Select Master Fund, SPC — Winton Segregated Portfolio
Condensed Schedule of Investments (continued)
December 31, 2008
(Expressed in U.S. dollars)

U.S. Government Securities**
Face Value	Maturity Date	Description	Fair Value	Percent of Shareholders’ Equity*

$3,000,000	6/4/2009	U.S. Treasury bills, 0.2% (cost $2,996,562)	$2,998,799	2.6%
	Total U.S. Government Securities		$2,998,799
_____________
*	Represents the percent of shareholders’ equity on December 31, 2008 before redemption.
**	Pledged as collateral for the trading of futures, forward and option contracts.

The accompanying notes are an integral part of these financial statements

Index

Dearborn Select Master Fund, SPC- Winton Segregated Portfolio
Condensed Schedule of Investments
December 31, 2007
(Expressed in U.S. dollars)

	Unrealized gain/(loss) on open long contracts	Percent of Shareholders’ Equity	Unrealized gain/(loss) on open short contracts	Percent of Shareholders’ Equity	Net unrealized gain/(loss) on open contracts	Percent of Shareholders’ Equity
Futures Contacts*
U.U.S. Futures Positions:
Currencies	$77,274	0.1%	$(34,803)	**	$42,471	**
Energy	339,275	0.3%	(72,290)	(0.1)%	266,985	0.3%
Grains	1,015,644	1.0%	—	**	1,015,644	1.0%
Interest rates	(102,891)	(0.1)%	—	**	(102,891)	(0.1)%
Meats	(13,028)	**	32,560	**	19,532	**
Metals	390,270	0.4%	—	**	390,270	0.4%
Soft commodities	3,065	**	(170,296)	(0.2)%	(167,231)	(0.2)%
Stock indices	(123,104)	(0.1)%	—	**	(123,104)	(0.1)%
Total U.S. Futures Positions	1,586,505		(244,829)		1,341,676

Foreign Futures Positions:
Energy	$170,530	0.2%	—	**	170,530	0.2%
Interest rates	(132,569)	(0.1)%	(39,128)	**	(171,697)	(0.2)%
Metals	(620,144)	(0.6)%	316,710	0.3%	(303,434)	(0.3)%
Soft commodities	3,420	**	(11,605)	**	(8,185)	**
Stock indices	203,780	0.2%	17,722	**	221,502	0.2%
Total Foreign Futures Positions	(374,983)		283,699		(91,284)

Total Futures Contracts	$1,211,522	1.2%	$38,870	**	$1,250,392	1.3%
_____________
*	No individual futures and option contract position constituted greater than 5 percent of shareholders’ equity. Accordingly, the number of contracts and expiration dates are not presented.
**	Represents less than 0.1% of shareholders’ equity.

Certificates of deposit
Face Value	Maturity Date	Description	Fair Value	Percent of Shareholders’ Equity

$3,000,000	1/7/2008	Abbey National Bank, 5.3%	$3,079,506	3.1%
3,000,000	2/7/2008	Wilmington Trust, 5.3%	3,064,435	3.1%
2,500,000	4/28/2008	Comerica Bank, 4.7%	2,521,868	2.5%
5,000,000	6/5/2008	Associated Bank, 3 month LIBOR less 4 basis points	5,019,162	5.1%
1,500,000	6/20/2008	Washington Mutual Bank, 5.4%	1,543,631	1.6%
3,000,000	7/28/2008	Regions Bank, 4.7%	3,026,158	3.1%
2,000,000	11/3/2008	Marshall & Ilsley Bank, 4.6%	2,015,589	2.0%
	Total Certificates of deposit		$20,270,349	20.5%

The accompanying notes are an integral part of these financial statements.

Index

Dearborn Select Master Fund, SPC — Winton Segregated Portfolio
Condensed Schedule of Investments (Continued)
December 31, 2007
(Expressed in U.S. dollars)

Commercial paper
Face Value	Maturity Date	Description	Fair Value	Percent of Shareholders’ Equity

$2,000,000	1/10/2008	Progress Energy Co., 5.5%	$1,997,335	2.0%
3,500,000	2/8/2008	Zions Banc Corp., 5.2%	3,481,491	3.5%
3,000,000	2/22/2008	GE Capital, 4.8%	2,979,850	3.0%
	Total Commercial paper		$8,458,676	8.5%

Government-sponsored enterprises
Face Value	Maturity Date	Description	Fair Value	Percent of Shareholders’ Equity

$2,000,000	6/15/2008	Fannie Mae, 5.3%	$2,004,289	2.0%
3,500,000	7/16/2008	Federal Home Loan Bank, 5.3%	3,585,502	3.6%
3,000,000	8/1/2008	Farmer Mac, 5.3%	3,066,692	3.1%
3,000,000	10/8/2008	Farmer Mac, 4.7%	3,031,333	3.1%
1,000,000	10/30/2008	Federal Home Loan Bank, 4.5%	1,007,500	1.0%
3,000,000	11/19/2008	Federal Home Loan Bank, 4.6%	3,016,188	3.1%
3,000,000	11/24/2008	Federal Home Loan Bank, 1 year constant maturity plus 65 basis points	3,002,328	3.1%
2,000,000	11/28/2008	Federal Home Loan Bank, 4.6%	2,008,342	2.0%
2,000,000	12/1/2008	Federal Home Loan Bank, 3 month LIBOR minus 23 basis points quarterly reset	2,008,858	2.0%
	Total Government-sponsored enterprises		$22,731,032	23.0%

U.S. Government Securities***
Face Value	Maturity Date	Description	Fair Value	Percent of Shareholders’ Equity

$12,500,000	1/31/2008	U..S. Treasury bills, 2.7% (cost $12,466,751)	$12,469,108	12.6%
	Total U.S. Government Securities		$12,469,108
_____________
***	Pledged as collateral for the trading of futures, forward and option contracts.

The accompanying notes are an integral part of these financial statements.

Index

Dearborn Select Master Fund, SPC — Winton Segregated Portfolio
Statements of Operations
Year ended December 31, 2008 and the Period from June 1, 2007 (commencement of operations) through December 31, 2007
(Expressed in U.S. dollars)

	2008	2007
Investment Income
Interest	$3,041,789	$2,547,579

Expenses
Brokerage commissions	3,694,647	1,767,930
Management fees	3,992	1,948
Incentive fees	4,834,298	2,662,490
Total Expenses	8,532,937	4,432,368

Net investment loss	(5,491,148)	(1,884,789)

Trading gains
Realized gains from trading	23,467,613	10,066,605
Change in unrealized gains from trading	(1,250,392)	1,250,392
Total trading gains	22,217,221	11,316,997

Increase in net assets arising from operations	$16,726,073	$9,432,208

The accompanying notes are an integral part of these financial statements.

Index

Dearborn Select Master Fund, SPC — Winton Segregated Portfolio
Statements of Cash Flows
Year ended December 31, 2008 and the Period from June 1, 2007 (commencement of operations) through December 31, 2007
(Expressed in U.S. dollars)

	2008	2007
Cash Flows Used In Operating Activities
Increase in net assets arising from operations	$16,726,073	$9,432,208
Adjustments to reconcile net increase in net assets arising from operations to cash used in operating activities
Net purchases of investments in U.S. Government securities	9,470,309	(12,469,108)
Net change in unrealized gain on open futures contracts, net	(708,568)	(1,250,392)
Net sales (purchases) of investments in Certificates of deposit	16,541,618	(20,270,349)
Net sales (purchases) of investments in Commercial paper	5,884,706	(8,458,676)
Net purchases of investments in Government-sponsored enterprises	(49,018,022)	(22,731,032)
Decrease (Increase) in interest receivable	47,150	(81,634)
Increase in brokerage commission payable	69,127	258,428
(Decrease) Increase in accrued incentive fees	(778,363)	1,175,356
(Decrease) Increase in management fee payable	(1,948)	1,948
Increase in redemption payable	115,343,975	—
(Decrease) Increase in other payables	(16,044)	28,100

Net cash used in operating activities	113,560,013	(54,365,151)

Cash Flows Provided by Financing Activities
Proceeds from issuance of shares	—	89,356,788
Payments for redemptions of shares	(115,515,069)	—

Net cash provided by financing activities	(115,515,069)	89,356,788

Net increase (decrease) in cash and cash equivalents	(1,955,056)	34,991,637

Cash and cash equivalents
Beginning of year	34,991,637	—
End of year	$33,036,581	$34,991,637

End of year cash and cash equivalents consists of:
Cash in broker trading accounts	$6,632,155	$7,377,530
Cash and cash equivalents	26,404,426	27,614,107

Total end of year cash and cash equivalents	$33,036,581	$34,991,637

The accompanying notes are an integral part of these financial statements.

Index

Dearborn Select Master Fund, SPC — Winton Segregated Portfolio
Statements of Changes in Shareholders’ Equity
Year ended December 31, 2008 and the Period from June 1, 2007 (commencement of operations) through December 31, 2007
(Expressed in U.S. dollars)

	Class GP					Class A
	Number of Shares	Share Capital	Share Premium	Accumulated Surplus/ (Deficit)	Class GP Total	Number of Shares	Share Capital	Share Premium	Accumulated Surplus/ (Deficit)	Class A Total	Total

Balance — beginning *	—	$—	$—	$—	$—	—	$—	$—	$—	$—	$—
Proceeds on subscription of shares	89,211.59	892	89,210,696	—	89,211,588	145.20	1	145,199	—	145,200	89,356,788
Payments on redemption of shares	—	—	—	—	—	—	—	—	—	—
Net gain	—	—	—	9,417,448	9,417,448	—	—	—	14,760	14,760	9,432,208
Balance - December 31, 2007	89,211.59	892	89,210,696	9,417,448	98,629,036	145.20	1	145,199	14,760	159,960	$98,788,996
Proceeds on subscription of shares				—					—
Payments on redemption of shares	(89,211.59)	(892)	(89,210,696)	(26,132,387)	(115,343,975)	(145.20)	(1)	(145,199)	(25,894)	(171,094)	(115,515,069)
Net gain	—	—	—	16,714,939	16,714,939	—	—	—	11,134	11,134	16,726,073
Balance - December 31, 2008	—	$—	$—	$—	$—	—	$—	$—	$—	$—	$—
Net asset value per share at December 31, 2007					$1,105.56					$1,101.65
Net asset value per share at December 31, 2008					$—					$—
_______________
*	Commencement of operations of Class GP was June 1, 2007 and Class A was August 1, 2007.

The accompanying notes are an integral part of these financial statements.

Index

Dearborn Select Master Fund, SPC — Winton Segregated Portfolio
Notes to Financial Statements

NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:  Dearborn Select Master Fund, SPC (the “Master Fund”) was formed in April 2006 and is an exempt segregated portfolio company with limited liability incorporated under the Companies Law (2004 Revision) of the Cayman Islands.  The Master Fund commenced operations on June 16, 2006.  The Master Fund’s strategy is to achieve capital appreciation of its assets through the investment and speculative trading of futures contracts, options on futures contracts, foreign currency and forward contracts, swaps and derivative contracts by independent trading advisors.

The Master Fund offers shares of various segregated portfolios, each of which may use different investment trading methods and strategies as well as different products.  Dearborn Capital Management, L.L.C. (the “Investment Manager”) serves as investment manager and manages the Master Fund’s assets pursuant to its trading methods and strategies.

Winton Segregated Portfolio is a segregated portfolio of the Master Fund and commenced operations on June 1, 2007.  At December 31, 2008 the Master Fund had no shareholders. At December 31, 2007, Winton Segregated Portfolio had two shareholders, Dearborn Select Fund, Limited Partnership (“Dearborn Select”) and Grant Park Futures Fund Limited Partnership (“Grant Park”).

The Investment Manager allocated to the Winton Segregated Portfolio which traded in accordance with Winton’s Diversified Program.  The investment technique of Winton’s Diversified Program consists of trading a portfolio of more than 100 futures and forward contracts on major commodity exchanges and forward markets worldwide, employing a computerized, technical, trend-following trading system developed by its principals.

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

Revenue recognition:  Futures, options on futures, and forward contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are liquidated.  Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts.  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

Recently adopted accounting pronouncements:  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157

Index

Dearborn Select Master Fund, SPC – Winton Segregated Portfolio
Notes to Financial Statements

NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157 was effective for Winton Segregated Portfolio on January 1, 2008, and did not impact Winton Segregated Portfolio’s financial position, results of operations or cash flows.

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

The following section describes the valuation techniques used by Winton Segregated Portfolio to measure different financial instruments at fair value and includes the level within the fair value hierarchy in which the financial instrument is categorized.

Fair value of exchange-traded contracts is based upon exchange settlement prices.  U.S. Government securities, Government-sponsored enterprises and commercial paper are stated at cost plus accrued interest, which approximates fair value.  These financial instruments are classified in Level 1 of the fair value hierarchy.

Certificates of deposit are stated at cost plus accrued interest, which approximates fair value.  These financial instruments are classified in Level 2 of the fair value hierarchy.

    The following table presents Winton Segregated Portfolio’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

Index

Dearborn Select Master Fund, SPC – Winton Segregated Portfolio
Notes to Financial Statements

NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$2,998,799	$—	$—	$2,998,799
Futures contracts	1,958,960	—	—	1,958,960
Cash and cash equivalents
Certificates of deposit	—	12,456,183	—	12,456,183
Commercial paper	12,450,226	—	—	12,450,226
Government-sponsored enterprises	1,498,017	—	—	1,498,017
Certificates of deposit	—	3,728,731	—	3,728,731
Commercial paper	2,573,970	—	—	2,573,970
Government-sponsored enterprises	71,749,054	—	—	71,749,054

In April 2007 the FASB issued Interpretation No. 39-1, Amendment of FASB Interpretation No. 39 (“FIN 39-1”).  FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff.  It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  This interpretation is effective for fiscal years beginning after November 15, 2007.  The adoption of FIN 39-1 did not have a material impact on Winton Segregated Portfolio’s financial statements.

NOTE 2.  COMMODITY TRADING ADVISOR

The Master Fund has entered into an advisory contract for itself and on behalf of the Winton Segregated Portfolio with Winton Capital Management (the “Advisor”) to act as the Winton Segregated Portfolio’s commodity trading advisor.  The Investment Manager will pay the Advisor out of the brokerage commission a management fee for the Advisor’s services to the Winton Segregated Portfolio in accordance with the Offering Memorandum.  The brokerage commission fee is earned at a rate of 3.5% and is included on the statement of operations.

Additionally, the Advisor receives a quarterly incentive fee based upon a percentage of new trading profits on the allocated net assets of the Advisor and such incentive fee is included on the statement of operations.

NOTE 3.  INCOME TAXES

Under the current law of the Cayman Islands, there are no income, withholding, capital, corporation, inheritance or estate taxes.  The Winton Segregated Portfolio may not be exempt from withholding tax on dividend and interest income received from its investments in other jurisdictions.

NOTE 4.  DEPOSITS WITH BROKER

Winton Segregated Portfolio deposits assets with a broker subject to Commodity Futures Trading Commission (“CFTC”) regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of U.S. treasury bills and cash with such broker.  Winton Segregated Portfolio earns interest income on its assets deposited with the broker.

Index

Dearborn Select Master Fund, SPC – Winton Segregated Portfolio
Notes to Financial Statements

NOTE 5.  SHAREHOLDER’S EQUITY

The Master Fund has authorized share capital of $50,000, divided into 10 shares of voting, non-participating shares (the “Management Shares”) having a par value of $1 per share and 49,990 redeemable, non-voting participating shares (the “Shares”) having a par value of $0.01 per share, which are divided into multiple separate and distinct segregated portfolios.  Each portfolio may have differing investment or trading methods and strategies, and may be subject to differing rights and obligations.

A shareholder may redeem part of or all of his shares in the Master Fund on any day on one business day’s notice.  No redemption fees or penalties will be assessed on redemptions.  The Master Fund has the right to temporarily suspend the right of redemption if it suspends the determination of its net asset value (NAV) per share.

NOTE 6.  REDEMPTIONS

The Winton Segregated Portfolio Class A ceased operations on September 30, 2008 and the final redemption payment of $171,093 was made on November 13, 2008.  The Winton Segregated Portfolio Class GP ceased operations on December 31, 2008, and the redemption payable on the statement of financial condition represents the net assets as of such date.  Effective January 1, 2009, the net assets were reallocated to GP 1, LLC, an affiliated trading company of Grant Park.

NOTE 7.  FINANCIAL HIGHLIGHTS

Per share operating performance, total return and selected ratios for Class GP for the year ended December 31, 2008 and the period from June 1, 2007 through December 31, 2007, and for Class A for the period from January 1, 2008 through September 30, 2008 and the period from August 1, 2007 through December 31, 2007, are provided in the tables below.  The ratios to average net assets have not been annualized for the periods presented.

	Winton Segregated Portfolio
	Class GP	Class A
2007
Total return	10.56%	10.17%
Ratios to average net assets:
Interest income	2.73%	1.93%
Expenses prior to incentive fees	1.90%	1.27%
Incentive fees	2.85%	2.57%
Total expenses	4.75%	3.84%
Net investment income*	0.83%	0.66%

2008
Total return	16.95%	6.96%
Ratios to average net assets:
Interest income	2.80%	2.21%
Expenses prior to incentive fees	3.40%	2.28%
Incentive fees	4.45%	4.07%
Total expenses	7.85%	6.35%
Net investment (loss)*	(0.60)%	(0.07)%
_____________
*          Excludes incentive fee.

Index

Dearborn Select Master Fund, SPC – Winton Segregated Portfolio
Notes to Financial Statements

NOTE 7.  FINANCIAL HIGHLIGHTS (continued)

The total return is based on the change in value during the period of a theoretical investment made at the beginning of each calendar month during the year.  An individual investor’s return may vary from these returns based on participation in different management fee and incentive allocation arrangements (as applicable) and the timing of capital transactions.

	Winton Segregated Portfolio
	Class GP	Class A

Net asset value per share — initial subscription*	$1,000.00	$1,000.00
Net investment loss*	(21.09)	(20.17)
Net realized and change in unrealized gain from trading*	126.65	121.82
Total increase in net assets arising from operations	105.56	101.65
Net asset value per share — December 31, 2007	$1,105.56	$1,101.65
Net investment loss*	(61.47)	(49.84)
Net realized and change in unrealized gain from trading*	(1,044.09)	(1,051.81)
Total increase in net assets arising from operations	(1,105.56)	(1,101.65)
Net asset value per share — December 31, 2007	$—	$—
_____________
*	Commencement of operations for Winton Segregated Portfolio Class GP was June 1, 2007 and Class A was August 1, 2007.

The net investment loss per share above is computed based on the average number of shares outstanding during the period.

The interest income, expenses prior to incentive fees, and net investment income ratios are computed based upon the shareholders’ weighted average net assets for the period from January 1, 2008 through December 31, 2008 and June 1, 2007 (commencement of operations) through December, 31, 2007 for Winton Segregated Portfolio Class GP and for the period from January 1, 2008 through September 30, 2008 and August 1, 2007 (commencement of operations) through December 31, 2007 for Winton Segregated Portfolio Class A.

NOTE 8.  TRADING ACTIVITIES AND RELATED RISKS

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

Index

Dearborn Select Master Fund, SPC – Winton Segregated Portfolio
Notes to Financial Statements

NOTE 8.  TRADING ACTIVITIES AND RELATED RISKS (continued)

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

Net trading results from derivatives for the period from January 1, 2008 through December 31, 2008 and June 1, 2007 (commencement of operations) through December 31, 2007 for the Winton Segregated Portfolio Class GP and for the period from January 1, 2008 through September 20, 2008 and June 1, 2007 (commencement of operations) through December 31, 2007 for the Winton Segregated Portfolio Class A are reflected in the statement of operations.  Such trading results reflect the net gain arising from the Winton Segregated Portfolio’s speculative trading of futures contracts and options on futures contracts.

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

Index

Dearborn Select Master Fund, SPC – Winton Segregated Portfolio
Notes to Financial Statements

NOTE 8.  TRADING ACTIVITIES AND RELATED RISKS (continued)

The unrealized gain (loss) on open futures and option contracts is comprised of the following:

	Futures Contracts (exchange-traded)	Futures Contracts (exchange-traded)	Total	Total
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007

Gross unrealized gains	$3,676,858	$3,499,330	$3,676,858	$3,499,330
Gross unrealized (losses)	(1,717,898)	(2,248,938)	(1,717,898)	(2,248,938)

Net unrealized gain	$1,958,960	$1,250,392	$1,958,960	$1,250,392

The Investment Manager has established procedures to actively monitor and minimize market and credit risks.  The shareholder bears the risk of loss only to the extent of the market value of his investments and, in certain specific circumstances, distributions and redemptions received.

NOTE 9.  INDEMNIFICATIONS

In the normal course of business, the Master Fund and the Winton Segregated Portfolio enter into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications.  The Master Fund and the Winton Segregated Portfolio’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Master Fund and the Winton Segregated Portfolio that have not yet occurred.  The Master Fund and the Winton Segregated Portfolio expect the risk of any future obligation under these indemnifications to be remote.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois on the 4th day of March, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2009.

Signature	Title

/s/David M. Kavanagh	President (Principal Executive Officer)
David M. Kavanagh

/s/Maureen O’Rourke	Chief Financial Officer (Principal Financial and
Maureen O’Rourke	Accounting Officer)

Index

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Third Amended and Restated Limited Partnership Agreement of the Registrant.
3.2(2)	Certificate of Limited Partnership of the Registrant.
10.1(2)	First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Rabar Market Research, Inc.
10.2(2)	First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and EMC Capital Management, Inc.
10.3(2)	First Amended and Restated Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Eckhardt Trading Company.
10.4(2)	Advisory Contract among the registrant, Dearborn Capital Management, L.L.C. and Graham Capital Management, L.P.
10.5(3)
Commodity Advisory Agreement among Dearborn Select Master Fund, SPC acting for the account of Winton Segregated Portfolio — Class GP, Dearborn Capital Management, L.L.C. and Winton Capital Management Limited.

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
_____________
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

Index

(5)	Included as Appendix B to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338)
(6)	Included as Appendix D to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-119338)