Form 10-Q
period 2009-03-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2009-05-15
CIK 845698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  March 31, 2009

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

QUARTER ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership
Statements of Financial Condition

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets

Equity in brokers’ trading accounts:
U.S. Government securities, at fair value	$37,201,492	$29,215,898
Government-sponsored enterprises, at fair value	25,755,149	15,695,417
Cash	24,199,836	11,972,086
Unrealized gain on open contracts, net	2,498,097	5,210,231
Deposits with brokers	89,654,574	62,093,632

Cash and cash equivalents	46,165,657	157,740,416
Certificates of deposit, at fair value	65,396,212	28,525,736
Commercial paper, at fair value	–	9,979,833
Government-sponsored enterprises, at fair value	468,172,764	311,078,226
U.S. Government securities, at fair value	59,913,869	—
Investment in GP 1, LLC	142,603,354	—
Redemption receivable	—	115,343,975
Interest receivable	31,164	233,208

Total assets	$871,937,594	$684,995,026

Liabilities and Partners’ Capital

Liabilities
Brokerage commission payable	$5,180,908	$3,928,422
Accrued incentive fees	144,525	8,324,848
Organization and offering costs payable	406,462	297,332
Accrued operating expenses	181,352	136,617
Pending partner additions	263,000	22,690,889
Redemptions payable	6,034,371	6,021,709
Total liabilities	12,210,618	41,399,817

Partners’ Capital
General Partner
Class A (4,348.18 and 4,348.18 units outstanding at March 31, 2009 and December 31, 2008, respectively)	6,492,134	6,827,509
Class B (1,978.62 units outstanding at March 31, 2009)	2,550,412	—
Limited Partners
Class A (52,182.16 and 52,408.70 units outstanding at March 31, 2009 and December 31, 2008, respectively)	77,911,616	82,292,140
Class B (599,521.45 and 408,160.74 units outstanding at March 31, 2009 and December 31, 2008, respectively)	772,772,814	554,475,560
Total partners’ capital	859,726,976	643,595,209

Total liabilities and partners’ capital	$871,937,594	$684,995,026

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments
March 31, 2009
(Unaudited)

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$3,078,846	0.4%	$72,209	**	$3,151,055	0.4%
Energy	(378,018)	**	671,938	0.1%	293,920	**
Grains	1,270,445	0.1%	(2,056,050)	(0.2)%	(785,605)	(0.1)%
Interest rates	601,803	0.1%	(97,032)	**	504,771	0.1%
Meats	(2,385)	**	10,385	**	8,000	**
Metals	(354,655)	**	(76,970)	**	(431,625)	(0.1)%
Soft commodities	(5,504)	**	(302,131)	**	(307,635)	**
Stock indices	490,490	0.1%	(87,184)	**	403,306	**
Total U.S. Futures Positions	4,701,022		(1,864,835)		2,836,187
Foreign Futures Positions:
Energy	(439,256)	(0.1)%	(39,209)	**	(478,465)	(0.1)%
Grains	—	**	(21,494)	**	(21,494)	**
Interest rates	5,592,318	0.7%	(113,007)	**	5,479,311	0.6%
Metals	2,385,354	0.3%	(4,501,550)	(0.5)%	(2,116,196)	(0.2)%
Soft commodities	51,006	**	(2,185)	**	48,821	**
Stock indices	(311,722)	**	100,645	**	(211,077)	**
Total Foreign Futures Positions	7,277,700		(4,576,800)		2,700,900
Total Futures Contracts	$11,978,722	1.4%	$(6,441,635)	(0.7)%	$5,537,087	0.7%
Forward Contracts *
Currencies	$2,107,376	0.2%	$(5,146,366)	(0.6)%	$(3,038,990)	(0.4)%

Total Futures and Forward Contracts	$14,086,098	1.6%	$(11,588,001)	(1.3)%	$2,498,097	0.3%

*	No individual futures and forward contract position constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of partners’ capital.

Certificates of deposit
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$10,000,000	4/15/2009	Bank of Ireland, 1.1%	$10,022,458	1.2%
12,000,000	5/1/2009	Comerica Bank, 1 month LIBOR plus 15 basis points	12,006,831	1.4%
15,000,000	5/4/2009	Bank of America, 2.5%	15,154,167	1.8%
10,000,000	7/14/2009	Union Bank California, 1.2%	10,025,667	1.2%
240,000	7/27/2009	Fox River State Bank, 1.4%	240,598	*
240,000	8/14/2009	Amcore Bank, 3.5%	243,220	*
240,000	8/17/2009	Guaranty Bank, 1.5%	240,715	*
240,000	8/21/2009	Irwin Union Bank and Trust, 1.5%	240,700	*
240,000	10/23/2009	Silverton Bank, 1.6%	240,715	*
240,000	11/30/2009	Liberty Federal Bank, 1.7%	240,693	*
240,000	11/12/2009	Huntington National Bank, 3.8%	243,500	*
240,000	11/17/2009	Mercantile Bank of Michigan, 3.6%	243,196	*
240,000	12/17/2009	Goldman Sachs Bank, 2.5%	241,726	*
240,000	12/18/2009	GE Money Bank, 2.6%	241,768	*
240,000	12/18/2009	Anchorbank, 2.5%	241,717	*
240,000	12/29/2009	Cole Taylor Bank, 1.7%	240,703	*
240,000	12/29/2009	Nature Coast Bank, 1.8%	240,713	*
15,000,000	2/2/2010	Harris Bank, 2.0%	15,047,125	1.8%
	Total Certificates of deposit		$65,396,212	7.6%
*	Represents less than 0.1% of partners’ capital.

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments (continued)
March 31, 2009
(Unaudited)

Government-sponsored Enterprises
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$8,000,000	4/1/2009	Farmer Mac, 2.3%	$8,092,000	0.9%
8,000,000	4/7/2009	Freddie Mac, 2.4%	8,091,911	0.9%
10,000,000	4/15/2009	Federal Home Loan Bank Discount Note, 3.0%	9,988,877	1.2%
10,500,000	4/17/2009	Federal Home Loan Bank Discount Note, 3.2%	10,485,533	1.2%
10,000,000	4/24/2009	Federal Home Loan Bank, 1 month LIBOR minus 8 basis points monthly reset	10,000,137	1.2%
8,000,000	4/24/2009	Farmer Mac, 2.3%	8,080,244	0.9%
10,000,000	4/27/2009	Federal Home Loan Bank Discount Note, 2.9%	9,979,777	1.1%
10,000,000	4/30/2009	Federal Home Loan Bank, 2.6%	10,110,104	1.2%
10,000,000	5/4/2009	Federal Home Loan Bank Discount Note, 1.7%	9,984,875	1.1%
10,000,000	5/11/2009	Federal Home Loan Discount Note, 3.0%	9,967,778	1.1%
10,000,000	5/13/2009	Fannie Mae Discount Note, 1.2%	9,986,000	1.1%
12,000,000	5/20/2009	Federal Home Loan Bank, 3 month LIBOR minus 18 basis points quarterly reset	12,012,273	1.4%
8,000,000	5/20/2009	Federal Home Loan Bank Discount Note, 1.4%	7,985,300	0.9%
8,000,000	6/30/2009	Federal Home Loan Bank, 3.0%	8,060,667	0.9%
15,000,000	8/10/2009	Freddie Mac Discount Note, 0.5%	14,973,800	1.7%
8,500,000	10/5/2009	Federal Home Loan Bank, 3 month LIBOR minus 4 basis points quarterly reset	8,528,123	1.0%
12,500,000	10/19/2009	Freddie Mac, 1 month LIBOR minus 6 basis points monthly reset	12,501,696	1.5%
7,000,000	11/25/2009	Freddie Mac, 2.1%	7,051,042	0.8%
10,000,000	12/1/2009	Federal Home Loan Bank, 2.0%	10,066,667	1.2%
11,000,000	12/15/2009	Federal Home Loan Bank, 1.8%	11,059,596	1.3%
15,000,000	12/28/2009	Federal Home Loan Bank Discount Note, 0.9%	14,904,021	1.7%
15,000,000	12/30/2009	Farmer Mac, 1.0%	15,037,917	1.8%
13,000,000	1/13/2010	Freddie Mac, 1.0%	13,028,167	1.5%
15,000,000	1/29/2010	Freddie Mac, 1.0%	15,025,833	1.8%
15,000,000	2/5/2010	Federal Home Loan Bank, 1.0%	15,021,935	1.8%
10,000,000	2/19/2010	Federal Home Loan Bank, 3 month LIBOR minus 3.5 basis points quarterly reset	9,996,819	1.2%
10,000,000	2/26/2010	Freddie Mac, 1.1%	10,017,417	1.2%
15,000,000	3/4/2010	Federal Home Loan Bank, 1.1%	15,011,813	1.8%
15,000,000	3/23/2010	Freddie Mac, 1.3%	15,004,167	1.8%
10,000,000	8/4/2010	Freddie Mac, 1.5%	10,023,750	1.2%
15,000,000	8/5/2010	Fannie Mae, 3 month LIBOR minus 5 basis points quarterly reset	15,025,537	1.8%
12,960,000	8/18/2010	Freddie Mac, 1.6%	12,985,155	1.5%
10,000,000	8/20/2010	Freddie Mac, 1.5%	10,016,514	1.2%
20,000,000	8/24/2010	Freddie Mac, 3 month LIBOR minus 2 basis points quarterly reset	20,024,575	2.3%
20,000,000	9/3/2010	Freddie Mac, 3 month LIBOR minus 2 basis points quarterly reset	20,020,048	2.3%
15,000,000	9/9/2010	Freddie Mac, 1.7%	15,015,125	1.8%
25,000,000	9/24/2010	Freddie Mac, 3 month LIBOR minus 2 basis points quarterly reset	25,006,627	2.9%
20,000,000	9/30/2010	Freddie Mac, 1.7%	20,000,944	2.3%
	Total Government-sponsored enterprises		$468,172,764	54.5%

U.S. Government securities
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$50,000,000	8/27/2009	U.S. Treasury bills, 0.4% (cost $49,898,639)	$49,915,722	5.8%
	Total U.S. Government Securities		$49,915,722	5.8%

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments (continued)
March 31, 2009
(Unaudited)

U.S. Government securities in brokers’ trading accounts***
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$5,500,000	6/4/2009	U.S. Treasury bills, 0.2% (cost $5,493,705)	$5,498,213	0.6%
8,000,000	9/3/2009	U.S. Treasury bills, 0.4% (cost $7,985,894)	7,987,936	0.9%
23,000,000	12/15/2009	U.S. Treasury notes, 3.5% (cost $23,704,375)	23,715,343	2.8%
	Total U.S. Government Securities		$37,201,492	4.3%
***	Pledged as collateral for the trading of futures, forward and option on futures contracts.

Government-sponsored enterprises in brokers’ trading accounts***
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$5,000,000	5/4/2009	Federal Home Loan Bank Discount Note, 1.7%	$4,999,466	0.6%
1,000,000	5/6/2009	Federal Home Loan Bank Discount Note, 0.4%	999,889	0.1%
6,700,000	6/29/2009	Federal Home Loan Bank Discount Note, 0.4%	6,695,531	0.8%
2,000,000	9/2/2009	Federal Home Loan Bank Discount Note, 0.5%	1,995,095	0.2%
2,090,000	9/16/2009	Federal Home Loan Bank Discount Note, 0.4%	2,085,830	0.2%
9,000,000	9/21/2009	Fannie Mae Discount Note, 0.5%	8,979,338	1.1%
	Total Government-sponsored enterprises		$25,755,149	3.0%

***	Pledged as collateral for the trading of futures, forward and option on futures contracts.

Investment in GP 1, LLC*
Percent of Partners' Capital	Cost	Fair Value	Investment Objective	Liquidity Provision
16.6%	$145,343,975	$142,603,354	Speculative trading of futures contracts, options on futures contracts, forward contracts, swaps, derivatives and synthetics	Monthly or at such other times as the Directors may agree

*	No individual holdings constituted greater than 1% of partners’ capital.

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments
December 31, 2008

		No. of contracts
	Expiration Date	Long	Short	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies				$(375,126)	(0.1)%	$47,001	**	$(328,125)	(0.1)%
Energy				5,640	**	(145,915)	**	(140,275)	**
Grains				57,264	**	(207,024)	**	(149,760)	**
Interest rates				(150,471)	**	(1,063)	**	(151,534)	**
Meats				332	**	(77,490)	**	(77,158)	**
Metals				57,033	**	(123,818)	**	(66,785)	**
Soft commodities				(1,690)	**	(116,292)	**	(117,982)	**
Stock indices				81,725	**	12,201	**	93,926	**
Total U.S. Futures Positions				(325,293)		(612,400)		(937,693)
Foreign Futures Positions:
Energy				—	**	188,636	**	188,636	**
Grains				—	**	(1,016)	**	(1,016)	**
Interest rates				5,693,855	0.9%	(244,950)	**	5,448,905	0.8%
Metals
Aluminum	03/09	449	471	(6,717,297)	(1.0)%	8,461,295	1.3%	1,743,998	0.3%
Other Metals				(8,929,298)	(1.4)%	9,148,339	1.4%	219,041	**
Soft commodities				95,511	**	15,170	**	110,681	**
Stock indices				49,768	**	(218,881)	**	(169,113)	**
Total Foreign Futures Positions				(9,807,461)		17,348,593		7,541,132
Total Futures Contracts				$(10,132,754)	(1.6)%	$16,736,193	2.6%	$6,603,439	1.0%
Forward Contracts *
Currencies				$336,467	0.1%	$(1,729,675)	(0.3)%	$(1,393,208)	(0.2)%
Total Futures and Forward Contracts				$(9,796,287)	(1.5)%	$15,006,518	2.3%	$5,210,231	0.8%

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

Grant Park Futures Fund Limited Partnership
Statements of Operations

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Net trading gains (losses)
Net gain (loss) from trading
Realized	$(23,713,098)	$61,131,023
Change in unrealized	(2,712,134)	(1,800,290)
Commissions	(2,377,519)	(1,515,684)

Net gains (losses) from trading	(28,802,751)	57,815,049

Income allocated from Dearborn Select Master Fund, SPC	—	10,747,116
Loss allocated from GP1, LLC	(2,740,621)	—

Total trading gains (losses)	(31,543,372)	68,562,165

Net investment income (loss)
Income
Interest income	2,100,266	3,513,459
Expenses from operations
Brokerage commission	11,662,244	7,698,246
Incentive fees	144,525	10,429,135
Operating expenses	477,385	320,484
Organizational and offering costs	1,056,204	—

Total expenses	13,340,358	18,447,865
Net investment (loss)	(11,240,092)	(14,934,406)
Net income (loss)	$(42,783,464)	$53,627,759

Net income (loss) per unit from operations (based on weighted average number of units outstanding during the period):
General Partner & Class A Unit Limited Partner	$(77.13)	$153.78
General Partner & Class B Unit Limited Partner	$(69.49)	$132.70

Increase (decrease) in net asset value per unit for the period:
General Partner & Class A Unit Limited Partner	$(77.13)	$153.03
General Partner & Class B Unit Limited Partner	$(69.49)	$130.79

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Statements of Cash Flows

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Cash Flows Provided By (Used In) Operating Activities
Net income (loss)	$(42,783,464)	$53,627,759
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net purchases of investments in U.S. Government securities	(67,899,463)	(7,819,701)
Net change in unrealized loss on open contracts, net	2,712,134	1,800,289
Net gain from investment in Dearborn Select Master Fund, SPC	—	(10,747,116)
Net loss from investment in GP 1, LLC	2,740,621	—
Net purchases of certificates of deposit	(36,870,476)	—
Net sales (purchases) of commercial paper	9,979,833	(11,183,379)
Net sales (purchases) of government-sponsored enterprises	(167,154,270)	31,919,229
Net purchases of investment in GP 1, LLC	(30,000,000)	—
Decrease in interest receivable	202,044	405,913
Decrease in receivable from General Partner	—	750,000
Increase in brokerage commission payable	1,252,486	381,849
Increase (decrease) in accrued incentive fees	(8,180,323)	7,926,000
Increase in accrued operating expenses	44,735	13,939
Increase in organizational and offering costs payable	109,130	—

Net cash provided by (used in) operating activities	(335,847,013)	67,074,782

Cash Flows Provided By Financing Activities
Contributions	250,015,827	31,997,526
Redemptions	(13,515,823)	(9,044,256)
Offering costs	—	(658,215)

Net cash provided by financing activities	236,500,004	22,295,055

Net increase (decrease) in cash and cash equivalents	(99,347,009)	89,369,837

Cash and cash equivalents:
Beginning of period	169,712,502	165,427,077

End of period	$70,365,493	$254,796,914

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$24,199,836	$(1,733,543)
Cash and cash equivalents	46,165,657	256,530,457
Total end of period cash and cash equivalents	$70,365,493	$254,796,914

Supplemental Schedule of Noncash Operating Activities
Transfer redemption receivable to investment in GP 1, LLC	$115,343,975

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Statements of Changes in Partners’ Capital (Net Asset Value)
(Unaudited)

	General Partner		Limited Partners		General Partner		Limited Partners
	Class A		Class A		Class B		Class B
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Three Months Ended March 31, 2009
Partners’ capital, December 31, 2008	4,348.18	$6,827,509	52,408.70	$82,292,140	—	$—	408,160.74	$554,475,560	$643,595,209
Contributions	—	—	1,656.55	2,601,110	1,978.62	2,650,000	199,466.15	267,192,606	272,443,716
Redemptions	—	—	(1,883.09)	(2,856,298)	—	—	(8,105.44)	(10,672,187)	(13,528,485)
Net Income (loss)	—	(335,375)	—	(4,125,336)	—	(99,588)	—	(38,223,165)	(42,783,464)
Partners’ capital, March 31, 2009	4,348.18	$6,492,134	52,182.16	$77,911,616	1,978.62	$2,550,412	599,521.45	$772,772,814	$859,726,976

Net asset value per unit at December 31, 2008				$1,570.20				$1,358.47
Net asset value per unit at March 31, 2009				$1,493.07				$1,288.98

			Limited Partners		Limited Partners
	General Partner		Class A		Class B
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Three Months Ended March 31, 2008
Partners’ capital, December 31, 2007	3,671.69	$4,807,965	51,371.93	$67,269,942	335,708.69	$383,607,889	$455,685,796
Contributions	101.66	145,000	3,225.36	4,586,679	14,930.87	18,253,725	22,985,404
Redemptions	—	—	(7,032.62)	(10,220,140)	(7,071.19)	(8,784,902)	(19,005,042)
Offering Costs	—	—	—	(40,615)	—	(647,318)	(687,933)
Net Income (loss)	—	565,564	—	7,967,521	—	45,094,674	53,627,759
Partners’ capital, March 31, 2008	3,773.35	$5,518,529	47,564.67	$69,563,387	343,568.37	$437,524,068	$512,605,984

Net asset value per unit at December 31, 2007				$1,309.47		$1,142.68
Net asset value per unit at March 31, 2008				$1,462.50		$1,273.47

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership

Notes to Financial Statements
(Unaudited)

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:  Grant Park Futures Fund Limited Partnership (the “Partnership”) was organized as a limited partnership under Illinois law in August 1988 and will continue until December 31, 2027, unless sooner terminated as provided for in its Limited Partnership Agreement.  As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission (“CFTC”), an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Partnership executes transactions.  Additionally, the Partnership is subject to the requirements of futures commission merchants (“FCMs”) and interbank and other market makers through which the Partnership trades.  Effective June 30, 2003, the Partnership became registered with the Securities and Exchange Commission (“SEC”), accordingly, as a registrant, the Partnership is subject to the regulatory requirements under the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended.

The Partnership is a multi-advisor pool that carries out its purpose through trading by independent professional commodity trading advisors retained by Dearborn Capital Management, L.L.C. (the “General Partner”), the Partnership and, effective April 1, 2009, the Partnership’s subsidiary limited liability trading companies (each a “Trading Company”).  GP 1, LLC (“GP 1”), was created on December 16, 2008 as a Delaware limited liability company with the Partnership being its sole member. The Partnership also invests a portion of its assets with GP 1 to achieve its purpose.  Through these trading advisors, and its investment in GP 1, the Partnership’s business is to trade, buy, sell, margin or otherwise acquire, hold or dispose of futures and forward contracts for commodities, financial instruments or currencies, any rights pertaining thereto and any options thereon, or on physical commodities.  The Partnership may also engage in hedge, arbitrage and cash trading of commodities and futures.

Presentation of financial information:  The financial statements include the accounts of the Partnership and were prepared by us without audit according to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations.  In our opinion, the accompanying interim, unaudited, financial statements contain all adjustments (consisting of normal recurring accruals) necessary and adequate disclosures to present fairly the financial position as of March 31, 2009 and the results of operations for the three months ended March 31, 2009 and 2008.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2008 Annual Report on Form 10-K as filed with the SEC.

Classes of interests:  The Partnership has two classes of limited partner interests (the “Interests”), Class A and Class B units, which are outstanding, but are no longer offered by the Partnership.  Both Class A and Class B units are traded pursuant to identical trading programs and differ only in respect to the General Partner’s brokerage commission and organization and offering costs.

Pursuant to a registration statement on Form S-1 filed with the SEC which was declared effective on March 25, 2009, the Partnership registered for offer and sale five additional classes of Interests, the Legacy 1 Class, Legacy 2 Class, Global Alternative Markets 1 (“GAM 1”) Class, Global Alternative Markets 2 (“GAM 2”) Class and Global Alternative Markets 3 (“GAM 3”) Class units.

The Legacy 1 Class and Legacy 2 Class units are traded pursuant to trading programs pursuing a technical trend trading philosophy, which is the same trading philosophy used for the Class A and Class B units.  The Legacy 1 Class and Legacy 2 Class units differ in respect to the General Partner’s brokerage commission and organization and offering and costs.  The Legacy 1 Class and Legacy 2 Class units are initially being offered only to investors who are represented by approved selling agents who are directly compensated by the investor for services rendered in connection with an investment in the Partnership (such arrangements commonly referred to as “wrap-accounts”).

The GAM 1 Class, GAM 2 Class and GAM 3 Class units are traded pursuant to trading programs pursuing technical trend trading philosophies, as well as pattern recognition philosophies, focused on relatively shorter timeframes than the Legacy 1 Class and Legacy 2 Class units.  The GAM 1 Class, GAM 2 Class and GAM 3 Class units differ in respect to the General Partner’s brokerage commission and organization and offering and costs.  The GAM 1 Class and GAM 2 Class units are initially being offered only to investors who in wrap-accounts.

Significant accounting policies are as follows:

Consolidation:  The Partnership is the sole member of GP 1.  The Partnership does not consolidate the results of GP 1 in its financial statements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Research Bulletin No. 51 - Consolidated Financial Statement and Statement of Financial Accounting Standards No. 94, Consolidation of All Majority-Owned Subsidiaries (an Amendment of ARB No. 51, with Related Amendments of APB Opinion No. 18 and ARB No. 43, Chapter 12) (“SFAS No. 94”) because the control and ownership structure is temporary and the consolidation of these balances would not enhance the usefulness or understandability of information to the investor.

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

Revenue recognition:  Futures, options on futures, and forward contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are liquidated.  Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the FASB Interpretation No. 39 — “Offsetting of Amounts Related to Certain Contracts.”  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  Fair value of exchange-traded contracts is based upon exchange settlement prices.  Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.  Government-sponsored enterprises and commercial paper are stated at cost plus accrued interest, which approximates fair value.

The Partnership’s investment in GP 1, LLC is reported in the statement of financial condition at fair value.  Fair value ordinarily is the value determined by the management of GP 1, LLC in accordance with the valuation policies of GP 1, LLC and as reported at the time of the Partnership’s valuation.  Generally, the fair value of the Partnership’s investment in GP 1, LLC represents the amount that the Partnership could reasonably expect to receive from the GP 1, LLC if the Partnership’s investment was redeemed at the time of valuation, based on information reasonably available at the time the valuation is made and that the Partnership believes to be reliable.

The Partnership’s investment in the Dearborn Select Master Fund, SPC - Winton Segregated Portfolio - Class GP (the “GP Class”) is reported in the statement of financial condition at fair value at March 31, 2008.  Fair value ordinarily is the value determined by the management of the GP Class in accordance with the valuation policies of the GP Class and as reported at the time of the Partnership’s valuation.  Generally, the fair value of the Partnership’s investment in the GP Class represents the amount that the Partnership could reasonably expect to receive from the GP Class if the Partnership’s investment was redeemed at the time of valuation, based on information reasonably available at the time the valuation is made and that the Partnership believes to be reliable.

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

Organization and offering costs:  All expenses incurred in connection with the organization and the initial and ongoing public offering of Partnership Interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership.  This reimbursement is made monthly.  Class A units bear organization and offering expenses at an annual rate of 20 basis points (0.20 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets.  Class B units bear these expenses at an annual rate of 60 basis points (0.60 percent) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted net assets.  “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions.  In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses are charged against partners’ capital at the time of reimbursement or accrual.  Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued.  If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner.  At March 31, 2009, all organization and offering costs incurred by the General Partner have been reimbursed.

Effective January 1, 2009, the Partnership has changed its accounting policy with respect to organization and offering costs.  Prior to that date, the Partnership charged organization and offering costs directly to partners’ capital.  To be consistent with the guidance in paragraph 8.24 of the AICPA’s Audit and Accounting Guide, Audits of Investment Companies, the Partnership will charge organization and offering costs to expense from operations as opposed to taking a direct charge to partners’ capital.  This change will be done on a prospective basis starting January 1, 2009.  The effect of the change on net income (loss) is an increase in expense from operations of $1,056,204 and no charge to partners’ capital for the three months ended March 31, 2009.  Overall, there is no cumulative effect of the change on the net asset value of the Partnership.

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

Reclassification:  Certain amounts in the 2008 financial statements have been reclassified to conform with the 2009 presentation.

Note 2.   Fair Value Measurements

Effective January 1, 2008, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Inputs are broadly defined under SFAS No. 157 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

Fair value of exchange-traded contracts is based upon exchange settlement prices.  Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.  U.S. Government securities, Government-sponsored enterprises and commercial paper are stated at cost plus accrued interest, which approximates fair value.  Grant Park’s investment in GP 1, LLC is reported in the statement of financial condition at fair value.  Fair value ordinarily is the value determined by the management of GP 1, LLC in accordance with the valuation policies of GP 1, LLC and as reported at the time of Grant Park’s valuation.  Generally, the fair value of Grant Park’s investment in GP 1, LLC represents the amount that Grant Park could reasonably expect to receive from GP 1, LLC if Grant Park’s investment was redeemed at the time of valuation, based on information reasonably available at the time the valuation is made and that Grant Park believes to be reliable.   The Partnership has the benefit of full look through to the assets underlying the positions of GP 1 and as such maintains this item as the same Level 1 input as all of the positions on the financial statements of the Partnership. These financial instruments are classified in Level 1 of the fair value hierarchy.

Certificates of deposit are stated at cost plus accrued interest, which approximates fair value.  These financial instruments are classified in Level 2 of the fair value hierarchy.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$37,201,492	$—	$—	$37,201,492
Government-sponsored enterprises	25,755,149	—	—	25,755,149
Futures contracts	5,537,087	—	—	5,537,087
Forward contracts	(3,038,900)	—	—	(3,038,900)
Cash and cash equivalents
Certificates of deposit	—	8,245,197	—	8,245,197
Commercial paper	37,640,690	—	—	37,640,690

Assets	Level 1	Level 2	Level 3	Total
Certificates of deposit	—	65,396,212	—	65,396,212
Government-sponsored enterprises	468,172,764	—	—	468,172,764
U.S. Government securities	59,913,869	—	—	59,913,869
Investment in GP 1, LLC	142,603,354	—	—	142,603,354

Note 3.   Investment in GP 1, LLC

Effective January 1, 2009, the General Partner reallocated the portion of the Partnership’s net assets allocated to Winton Capital Management Limited (“Winton”) to GP 1, LLC, a Delaware limited liability company.  GP 1, LLC allocates the assets invested by the Partnership to Winton through one or more managed accounts, to be traded pursuant to Winton’s Diversified Program, the same trading program Winton previously traded for the Partnership.  GP 1, LLC entered into an advisory agreement with Winton with respect to the managed account which is substantially similar to the Partnership’s previous trading advisory agreement with Winton.  The Partnership owns all of the outstanding Class GP units of GP 1, LLC.  There have been no changes to the existing clearing broker arrangements/brokerage charge and no material changes to the other fees and expenses allocated to the Partnership as a result of this reallocation.  The General Partner of the Partnership is also the Investment Manager of GP 1, LLC.

Summarized information reflecting the total assets, liabilities and capital for GP 1, LLC is shown in the following table.

March 31, 2009
Total Assets	$143,012,998

Total Liabilities	409,644

Total Capital	$142,603,354

Summarized information reflecting the Partnership’s investment in, and the allocated results of the operations of, GP 1, LLC at March 31, 2009, is shown in the following table.

% of
Partnership’s		Fair	Total	Expenses		Net	Investment	Liquidity
Net Assets	Cost	Value	Income	Commissions	Other	Income (loss)	Objective	Provision

16.6%	$145,343,975	$142,603,354	$(1,604,776)	$1,135,845	$—	$(2,740,621)	Speculative trading of futures contracts, options on futures contracts, forward contracts, swaps, derivatives and synthetics	Monthly or at such other times as the Directors may agree

Note 4.   Deposits with Brokers

The Partnership deposits assets with brokers subject to CFTC regulations and various exchange and brokers requirements.  Margin requirements are satisfied by the deposit of U.S. Treasury bills, U.S. Treasury notes, Government-sponsored enterprises and cash with such brokers.  The Partnership earns interest income on its assets deposited with the brokers.

Note 5.  Commodity Trading Advisors

In addition to its investment in GP 1, LLC through which a portion of its assets are managed by Winton, the Partnership entered into advisory contracts with Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Co., Graham

Capital Management, L.P., Welton Investment Corporation, Global Advisors L.P., Transtrend B.V., Quantitative Investment Management LLC, and Revolution Capital Management, LLC (the “Advisors”) pursuant to which the Advisors act as the Partnership’s commodity trading advisors.  The Advisors are paid a quarterly management fee ranging from 0 percent to 2 percent per annum of the Partnership’s month-end allocated net assets and a quarterly incentive fee ranging from 20 percent to 30 percent of the new trading profits on the allocated net assets of the Advisor.

Effective April 1, 2009, the Partnership had reallocated the Partnership’s assets managed by the Advisors to the Partnership’s subsidiary limited liability trading companies (each a “Trading Company”).  Each Trading Company has entered into an advisory contract with its own Advisor on the same or substantially similar terms as the Partnership to manage all or a portion of such Trading Company’s assets.

Note 6.  General Partner and Related Party Transactions

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

Ten percent of the General Partner limited partnership interest in the Grant Park Futures Fund Limited Partnership is characterized as a general partnership interest reflected in the ownership of units in both Class A and B.  Notwithstanding, the general partnership interest will continue to pay all fees associated with a limited partnership interest.

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

Note 7.  Operating Expenses

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

Note 8.  Redemptions

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

Note 9.  Financial Highlights

The following financial highlights reflect activity related to the Partnership.  Total return is based on the change in value during the period of a theoretical investment made at the beginning of each calendar month during the period.  Individual partner’s ratios may vary from these ratios based on various factors, including and among others, the timing of capital transactions.

	Three Months Ended March 31,
	2009	2008
	(Unaudited)

Total return – A Units	(4.91)%	11.69%
Total return – B Units	(5.12)%	11.45%
Ratios as a percentage of average net asset (1):
Interest income (2)	1.16%	2.88%

Expenses prior to incentive fees (2)	7.27%	6.58%
Incentive fees (2)	0.08%	8.55%
Total expenses (2)	7.35%	15.13%
Net investment loss (2) (3)	(6.11)%	(3.70)%

___________________________________
(1) Excludes the Partnership’s proportionate share of expenses and net investment income (loss) from GP 1, LLC for 2009 and Dearborn Select Master Fund, SPC – Winton Segregated Portfolio for 2008.
(2) Annualized
(3) Excludes incentive fee.

The interest income and expense ratios above are computed based upon the weighted average net assets of the Partnership for the three months ended March 31, 2009 and 2008 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three months ended March 31, 2009 and 2008.

Class A Units	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,570.20	$1,309.47
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	(56.24)	195.93
Expenses net of interest income (1)	(20.89)	(42.15)
Total income (loss) from operations	(77.13)	153.78
Organization and offering costs (1) (2)	—	(0.75)
Net asset value per unit at end of period	$1,493.07	$1,462.50

Class B Units	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,358.47	$1,142.68
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	(48.60)	170.08
Expenses net of interest income (1)	(20.89)	(37.38)
Total income (loss) from operations	(69.49)	132.70
Organization and offering costs (1) (2)	—	(1.91)
Net asset value per unit at end of period	$1,288.98	$1,273.47
___________________________________
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

(2)	See Note 1 –Nature of Business and Significant Accounting Policies - Organization and Offering Costs for an explanation of the change in accounting policy relating to organization and offering costs.

Note 10.  Trading Activities and Related Risks

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

Net trading results from derivatives for the three months ended March 31, 2009 and 2008, are reflected in the statements of operations.  Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contract, and forward contracts.

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

The unrealized gain(loss) on open futures and forward contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Contracts (non-exchange-traded)		Total
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Gross unrealized gains	$20,861,892	$27,066,816	$5,413,640	$1,785,615	$26,275,532	$28,852,431
Gross unrealized (losses)	(15,324,805)	(20,463,377)	(8,452,630)	(3,178,823)	(23,777,435)	(23,642,200)
Net unrealized gain (loss)	$5,537,087	$6,603,439	$(3,038,990)	$(1,393,208)	$2,498,097	$5,210,231

The General Partner has established procedures to actively monitor and minimize market and credit risks.  The limited partners bear the risk of loss only to the extent of the fair value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 11.   Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133.  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of disaggregation that will be required in an entity’s financial statements.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements.  SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Partnership adopted the provisions of SFAS No, 161 effective January 1, 2009.

The Partnership’s business is speculative trading.  The Partnership does not designate any derivative instruments as hedging instruments under SFAS No. 133.  For the three months ended March 31, 2009, the monthly average futures contracts bought and sold was approximately 2,231 and 2,086, respectively.  The following table summarizes the trading revenue for the three months ended March 31, 2009 by type of instrument:

Realized Trading Revenue for the Three Months Ended March 31, 2009
Type of contract	Total
Currencies	(11,132,458)
Energy contracts	436,025
Grains	(4,065,662)
Interest Rates	(3,796,776)
Meats	66,382
Metals	1,536,043
Softs commodities	(3,210,047)
Stock indices contracts	(4,213,418)
(24,379,911)
Less: Brokerage commissions and fees	666,813
Realized trading losses	(23,713,098)

Note 12.   Indemnifications

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

Note 13.  Subsequent Events

From April 1, 2009 to May 15, 2009, there were aggregate contributions to and redemptions from the Partnership totaling approximately $2,233,000 and $0, respectively.

As a result of recent changes in the rules and regulations of the Financial Industry Regulatory Authority (“FINRA”) affecting commodity pools, the general partner has made certain changes to the organization of the Partnership, including the creation of additional classes of Interest, and the termination of the offering and sale of any new Class A and Class B units.  On March 25, 2009, a registration statement on Form S-1 filed with the SEC registering the offer and sale of the Legacy 1 Class, Legacy 2 Class, GAM 1 Class, GAM 2 Class and GAM 3 Class units was declared effective by the SEC and the Partnership commenced the offer and sale of such Interests.

 As part of the reorganization, in addition to the Partnership’s investment in GP 1, LLC through which a portion of its assets are managed by Winton, effective April 1, 2009, the Partnership reallocated the Partnership’s assets managed by Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Co., Graham Capital Management, L.P., Welton Investment Corporation, Global Advisors L.P., Transtrend B.V., Quantitative Investment Management LLC, and Revolution Capital Management, LLC (the “Advisors”) to the Partnership’s subsidiary limited liability trading companies (each a “Trading Company”).  Each Trading Company has entered into an advisory contract with its own Advisor to manage all or a portion of such Trading Company’s assets.  The Advisors are paid a quarterly management fee ranging from 0 percent to 2 percent per annum of the Partnership’s month-end allocated net assets and a quarterly incentive fee ranging from 20 percent to 26 percent of the new trading profits on the allocated net assets of the Advisor.  Each Trading Company will segregate its assets from the other Trading Companies.

Additionally, in connection with the reorganization, a separate cash management multiple member limited liability company was created to collectively manage excess cash not required to be held at the clearing brokers for each Advisor.

Upon the effective date of the reorganization, the current organization and offering costs charged to the Class A and Class B units will decrease from an annual rate of 20 basis points (.20%) and 60 basis points (.60%), respectively, to 10 basis points (0.10%) and 30 basis points (.30%), respectively, of the adjusted net assets of the Class A and Class B units, calculated and payable monthly on the basis of month-end adjusted net assets.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Grant Park Futures Fund Limited Partnership (“Grant Park”) is a multi-advisor commodity pool organized to pool assets of its investors for purposes of investing those assets in U.S. and international commodity futures and forward contracts and other commodity interests, including options contracts on futures, forwards and commodities, spot contracts, and security futures.  The commodities underlying these contracts may include stock indices, interest rates, currencies or physical commodities, such as agricultural products, energy products or metals.  Grant Park has been in continuous operation since it commenced trading on January 1, 1989.  Grant Park’s general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C., an Illinois limited liability company.  The managing member of Dearborn Capital Management, L.L.C. is Dearborn Capital Management, Ltd., an Illinois corporation whose sole shareholder is David M. Kavanagh.

Reorganization of Grant Park

As a result of recent changes in the rules and regulations of the Financial Industry Regulatory Authority (“FINRA”) affecting commodity pools, the general partner has made certain changes to the organization of Grant Park, including the creation of additional classes of units, and the termination of the offering and sale of any new Class A and Class B units during the first quarter of 2009.

As part of the reorganization, and effective April 1, 2009, Grant Park invests through different commodity trading advisors retained by the general partner.  However, instead of each trading advisor maintaining a separate account in the name of Grant Park, as was historically the case, the assets of Grant Park are invested in various trading companies, each of which is organized as a limited liability company.  Each trading company will then allocate its assets to one of the commodity trading advisors retained by the general partner.

Additionally, a separate cash management multiple member limited liability company was created to collectively manage excess cash not required to be held at the clearing brokers for each individual trading advisor.  Effectively, this new structure segregates and isolates one trading advisor from another, reducing cross liabilities of the trading advisors.  The reorganization was completed at no additional cost to the limited partners.

Grant Park invests through independent professional commodity trading advisors retained by the general partner.  Rabar Market Research, Inc. (“Rabar”), EMC Capital Management, Inc. (“EMC”), Eckhardt Trading Company (“ETC”), Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“Winton”), Welton Investment Corporation (“Welton”), Global Advisors L.P. (“Global Advisors”), Transtrend B.V. (“Transtrend”), Quantitative Investment Management LLC (“QIM”), and Revolution Capital Management, LLC (“RCM”), serve as Grant Park’s commodity trading advisors.  Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of March 31, 2009, the general partner allocated Grant Park’s net assets among its core trading advisors EMC, Winton and Welton and non-core trading advisors Rabar, ETC, Graham, Global Advisors, Transtrend, QIM and RCM.  No more than twenty five percent of Grant Park’s assets are allocated to any one trading advisor.  The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

Through December 31, 2008 a portion of Grant Park’s net assets was allocated to Winton through the Dearborn Select Master Fund, SPC – Winton Segregated Portfolio – Class GP (the “GP Class”).  Dearborn Select Master Fund, SPC (“Dearborn Select”) was incorporated under the laws of the Cayman Islands on April 7, 2006 and is a private investment fund organized as a segregated portfolio company with limited liability.  The GP Class allocated the assets invested by Grant Park to Winton through one or more managed accounts, traded pursuant to Winton’s Diversified Program.  Grant Park owned all of the outstanding Class GP units of the GP Class.  The general partner of Grant Park was also the Investment Manager of Dearborn Select.  As of December 31, 2008, the

investment in the GP Class was redeemed and is shown on the statement of financial condition as a redemption receivable.  Effective January 1, 2009, the portion of Grant Park’s net assets allocated to the GP Class was reallocated to one of Grant Park’s trading companies, GP 1, LLC, a Delaware limited liability company.  GP 1, LLC will allocate assets to Winton to be traded pursuant to Winton’s Diversified Program.  There have been no changes to the existing clearing broker arrangements/brokerage charge and no material changes to the other fees and expenses allocated to Grant Park as a result of this reallocation.

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

Results of Operations

Grant Park’s net return, which consists of Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the quarter ended March 31, 2009 was approximately (4.9)% for the Class A units and (5.1)% for the Class B units.  The net asset value at March 31, 2009 was approximately $859.7 million, at December 31, 2008 was approximately $643.6 million and at March 31, 2008 was approximately $512.6 million.

The table below sets forth Grant Park’s trading gains or losses which include the investment in the GP Class by sector for the three month periods ended March 31, 2009 and 2008.

	% Gain(Loss)
	Three Months Ended March 31,
Sector	2009	2008
Interest Rates	(0.7)%	3.8%
Currencies	(1.2)	2.1
Stock Indices	(0.1)	(0.2)
Energy	0.1	2.5
Agriculturals	—	3.3
Metals	(0.3)	2.5
Softs	(1.0)	1.5
Meats	—	0.4
Total	(3.2)%	15.9%

Three months ended March 31, 2009 compared to three months ended March 31, 2008

For the three months ended March 31, 2009, Grant Park had a negative return of approximately 4.9% for the Class A units and 5.1% for the Class B units.  On a combined unit basis prior to expenses, approximately 3.2% resulted from trading losses which were offset by 0.3% of interest income.  The trading losses were further increased by approximately 2.2% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.  For the same period in 2008, Grant Park had a positive return of approximately 11.7% for the Class A units and 11.5% for the Class B units.  On a combined unit basis prior to expenses, approximately 15.9% resulted from trading gains and 0.9% was due to interest income.  These gains were offset by approximately 5.3% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three months ended March 31, 2009

Volatility in the currency markets resulted in setbacks for Grant Park in the first quarter of 2009.  Uncertainty regarding the future of the global economy failed to produce sustainable trends in the established currency markets and resulted in a difficult trading environment for the portfolio.

Signs of economic recovery caused a rally in grains markets and moved prices higher against short positions.  Speculators drove up prices on beliefs that an improved economic outlook would improve demand for commodities.  Disputes between the Argentine government and local farmers caused supply concerns in the soybean markets and was a factor in rising prices.

Grant Park registered losses in the fixed-income markets as prices declined against long positions.  Increased government activity in the debt markets caused by stimulus initiatives and quantitative easing resulted in over-supply in the fixed-income markets and put pressure on prices.

Increased prices in the North American and European equity markets resulted in losses for Grant Park’s short positions.  The announcement of the U.S. Treasury’s plan to aid ailing financial institutions boosted investor confidence, which prompted many sidelined investors to re-enter the markets.  Long equity positions in the Asian markets partially offset losses as improved risk appetite among Asian investors fueled rallies in the Hong Kong Hang Seng and Japanese Nikkei 225 indices.

Prices rose in the metals markets and resulted in losses for Grant Park’s short positions.  Speculators drove prices up in the aluminum, lead, and copper markets, anticipating increased demand from the recovering global economy.

Grant Park was profitable in the energy markets because of short positions in natural gas.  Elevated natural gas inventories, caused by reduced industrial demand, prompted speculators to liquidate positions and moved prices lower.

Key trading developments for Grant Park during the first three months of 2009 include the following:

Grant Park recorded losses in the month of January.  Class A units were down 0.91% and Class B units were down 0.98%.  The bulk of setbacks came from long positions in the fixed income markets.  Uncertainty regarding the details of President Obama’s stimulus package caused a sector wide downtrend in the U.S. debt markets impacting performance.  Long positions in the international fixed income markets also registered setbacks for Grant Park.  These losses resulted from speculation of future increased debt supply in the Asian and European markets caused by government bailout activity.  Setbacks in the agricultural markets stemmed from adverse price moves in the softs markets.  Increased buying in the coffee markets by large commodity funds drove prices up in excess of 5% against positions.  Short positions in the grains markets, however, were able to partially offset sector losses.  Short corn and soybean positions registered gains as a drought in Argentina’s key farming region put pressure on prices.  Positions in the Australasian currency markets accounted for the bulk of sector losses during January.  Early in the month, long positions in the Australian dollar experienced setbacks as poor economic data from the region weakened the currency.  Declines in the New Zealand dollar further drew on performance.  After a reduction of New Zealand’s foreign currency rating by Standard and Poors, investors began to liquidate New Zealand based holdings driving the currency downwards.  The portfolio returned modest profits in the metals markets this past month.  Short positions in the aluminum markets performed well as slowing industrial production caused a decline in demand, driving prices lower.  Also adding to profits was a 5% increase in the price of gold which moved alongside Grant Park’s long positions.  Gains in the energy markets predominantly came from short positions in the natural gas markets.  The price of natural gas fell steadily throughout January, despite cold weather across the U.S.  Historically, cold weather has driven the price of natural gas higher.  However last month, the demand for natural gas diminished due to the global economic slowdown.  Grant Park performed particularly well in the equity indices markets throughout January.  Short positions made gains as prices across the global equity markets declined.  Uncertainty about government bailouts, both domestically and abroad, coupled with poor earnings reports from a number of large financial institutions put substantial pressure on the markets driving share prices lower.  Among the top performers in the sector were short positions in the S&P 500, S&P Canada, and Italian MIB indices.

Grant Park recorded losses in February.  Class A units were down 0.80% and Class B units were down 0.88%.  The losses in Grant Park were predominantly in the currency sector.  Long positions in the Japanese yen created losses as the currency dipped against the U.S. dollar.  The decline in the value of the yen was probably caused by sharp declines in the Japanese stock market and by a decrease in demand for Japanese exports.  Long positions in the fixed income markets also had minor losses this month and were primarily attributed to Grant Park’s positions in the short-term domestic and international interest rate markets.  U.S. Government stimulus activity increased the debt supply and caused prices to fall, against Grant Park’s positions. The long positions in the Eurodollar, short sterling, and Australian bills markets were among the least profitable positions.  Mixed positions in the metals sector registered setbacks for February. Gold prices nearly reached all-time highs early in February but declined sharply against Grant Park’s long positions at month-end. Increased strength in the U.S. dollar and profit-taking by traders were the likely causes of the sell off.  Performance in the energy market was slightly positive in February.  Short positions in the natural gas markets made gains as a 9% price decrease moved alongside Grant Park’s positions.  Those gains were partially offset by losses on short positions in unleaded gas and crude oil.  Solid gains in the equity indices markets helped offset losses during February.  Grant Park’s short positions in the S&P 500 posted profits as investors liquidated equity positions, partially driven by data showing a contraction in the U.S. economy and by ongoing turmoil in the banking sector.  In the Asian markets, short positions in the Japanese Nikkei 225 and Hong Kong Hang Seng indices benefited from price declines caused by weak export data and the region’s ailing financial sector.  Grant Park’s short agricultural positions finished positive for February.  Short positions in corn and lean hogs earned profits as the global recession weighed on demand and prices.  Short positions in the cotton markets were profitable, as cotton prices fell because of reduced demand for cotton in the U.S. textile sector.

Grant Park recorded losses in March.  Class A units were down 3.26% and Class B units were down 3.33%.  Global equity indices rallied against short positions, posting setbacks for the portfolio.  Improved investor confidence resulted in price increases in nearly all North American, European, and Asian equity indices.  The unveiling of the U.S. Treasury’s initiative to buy toxic assets from ailing institutions was a major driver in boosting investor sentiment.  Prices in the grains and softs markets moved upwards against Grant Park’s short positions, resulting in losses.  Soybean prices moved higher as tensions between the Argentine government and local soybean farmers fostered supply concerns.  In the softs markets, speculators drove prices upwards against positions on beliefs that increased U.S. government activity in the Treasury markets would put pressure on the U. S. dollar.  Sharp price movements in the currency markets hindered performance throughout March.  A strong uptrend in the euro moved against our short positions early in the month as a result of a weakening dollar.  As Grant Park’s euro positions reversed to long near month-end, the euro underwent a sharp decline, resulting in losses.  An improved outlook on the global economy drove base metals prices upwards against short positions.  Speculators bid up industrial metals on beliefs that a more stable global marketplace would result in increased industrial production.  Short positions in copper, aluminum, and lead had the biggest impact on performance.  Our positions in the energy markets posted mixed results, but still finished slightly lower last month.  A steady rally in crude oil was supported by supply decreases in the sector and moved against Grant Park’s short positions.  Losses in the energy markets were partially offset by short positions in natural gas.  An announced surplus of natural gas spurred speculative selling, moving the price of natural gas 11% lower for March.  Grant Park registered solid gains in the fixed income markets.  Long eurodollar and euribor positions accounted for the bulk of gains.  Decreased lending in the financial sector put pressure on short-term yields, which supported prices in the short-term debt markets.  Our positions in the longer-term markets also added to profits.  Long UK gilt and German Bund positions made gains as European governments bid up the fixed income markets with quantitative easing initiatives.

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

Value At Risk By Market Sectors

The following tables indicate the trading value at risk associated with the GP Class and Grant Park’s open positions by market category as of March 31, 2009 and December 31, 2008 and the trading gains/losses by market category for the three months ended March 31, 2009 and the year ended December 31, 2008.  All open position trading risk exposures of the GP 1, LLC and Grant Park have been included in calculating the figures set forth below.  As of March 31, 2009, Grant Park’s net asset value was approximately $859.7 million.  As of December 31, 2008, Grant Park’s net asset value was approximately $643.6 million.

March 31, 2009
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Interest Rates	$19,190,132	2.2%	(0.7)%
Stock Indices	16,922,132	2.0	(0.1)
Currencies	10,045,439	1.2	(1.2)
Metals	8,379,302	1.0	(0.3)
Energy	3,806,532	0.5	0.1
Softs	2,993,269	0.3	(1.0)
Agriculturals	2,976,358	0.3	—
Meats	667,595	0.1	—
Total	$64,980,759	7.6%	(3.2)%

December 31, 2008
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Interest Rates	$14,965,191	2.3%	8.6%
Currencies	5,596,368	0.9	0.1
Metals	3,323,166	0.5	3.0
Stock Indices	2,393,475	0.4	5.6
Energy	1,509,880	0.2	8.4
Agriculturals	642,068	0.1	3.0
Softs	603,856	0.1	1.5
Meats	240,495	—	0.3
Total	$29,274,499	4.5%	30.5%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of March 31, 2009, by market sector.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  However, Grant Park also takes futures positions on the government debt of smaller nations, such as Australia and New Zealand.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of March 31, 2009, Grant Park was long interest rate instruments in the U.S., UK, Europe, Asia, Australia and New Zealand.  Despite being predominantly long, the portfolio did have short positions in a few Australian, Asian, and European markets.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, Africa and Australia.  The stock index futures contracts currently traded by Grant Park are generally limited to futures on broadly based indices, although Grant Park may trade narrow-based stock index or single-stock futures contracts in the future.  As of March 31, 2009, Grant Park was predominantly long most major indices in the U.S., Australia, and Europe, but had various short positions in indices in Taiwan, India, Western Europe, and Canada.  Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major North American, European, and Asian indices.  Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of March 31, 2009, Grant Park was long the U.S. dollar against various major currencies including the British pound, Canadian dollar, Swiss franc, and Japanese yen, but was short the U.S. dollar against the euro, Mexican peso, and Australian and New Zealand dollars.  In general, with the exception of the Mexican peso, euro, and Australian and New Zealand dollars, a stronger U.S. dollar against most major currencies would benefit Grant Park.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc.  As of March 31, 2009, in the precious metals sector Grant Park had long positions in palladium, platinum, silver, and gold.  In the base metals markets, Grant Park was short aluminum, nickel, and tin, but had minor long positions in copper, lead, and zinc.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia and Venezuela.  As of March 31, 2009, the energy market exposure of Grant Park was predominantly short in the natural gas and crude oil.  Grant Park had various long positions in the brent crude oil, gas oil, heating oil, and unleaded gasoline markets.  Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Agricultural/Meat/Softs

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of March 31, 2009, in the grains markets, Grant Park had short positions in corn and wheat and long positions in the soybean complex.  Grant Park was predominantly short the livestock markets with positions in feeder cattle, live cattle, and lean hogs.  In the softs/industrials sectors, Grant Park was short sugar and cotton, while Grant Park had long positions in cocoa and coffee.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of March 31, 2009.

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

There was no change in Grant Park's internal control over financial reporting in the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, Grant Park's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           None.

(b)           None.

Issuer Purchases of Equity Securities

(c)           The following table provides information regarding the total Class A and Class B units redeemed by Grant Park during the three months ended March 31, 2009.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/Program(1)
01/01/09 through 01/31/09	119.32	$1,555.93	1,669.05	$1,345.17	1,788.37	(2)
02/01/09 through 02/29/09	739.28	$1,543.42	2,941.59	$1,333.40	3,680.87	(2)
03/01/09 through 03/31/09	1,024.49	$1,493.07	3,494.80	$1,288.98	4,519.29	(2)
Total	1,883.09	$1,516.82	8,105.44	$1,316.67	9,988.53	(2)
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
4.1
Written Consent of the General Partner Authorizing the Legacy 1 Class, Legacy 2 Class, Global Alternative Markets 1 Class, Global Alternative Markets 2 Class and Global Alternative Markets 3 Class Limited Partnership Units

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

Date: May 15, 2009	GRANT PARK FUTURES FUND LIMITED PARTNERSHIP By: Dearborn Capital Management, L.L.C. its general partner
	By:	/s/David M. Kavanagh
David M. Kavanagh President (principal executive officer)
	By:	/s/Maureen O’Rourke
Maureen O'Rourke Chief Financial Officer (principal financial and accounting officer)