Form 10-Q
period 2009-06-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2009-08-14
CIK 845698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  June 30, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes ☐   No ☐

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

QUARTER ENDED June 30, 2009

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Financial Condition

	June 30, 2009		December 31, 2008
	Class A, Class B, Legacy 1 Class, Legacy 2 Class	GAM 1 Class, GAM 2 Class, GAM 3 Class	Class A, Class B
	(Unaudited)	(Unaudited)	(Audited)
Assets
Equity in brokers’ trading accounts:
U.S. Government securities, at fair value	$64,315,720	$—	$29,215,898
Government-sponsored enterprises, at fair value	13,084,669	—	15,695,417
Cash	33,543,533	—	11,972,086
Unrealized gain (loss) on open contracts, net	(299,123)	—	5,210,231
Deposits with brokers	110,644,799	—	62,093,632
Cash and cash equivalents	201,549,027	5,579,786	157,740,416
Certificates of deposit, at fair value	28,337,878	—	28,525,736
Commercial paper, at fair value	—	—	9,979,833
Government-sponsored enterprises, at fair value	439,165,030	—	311,078,226
U.S. Government securities, at fair value	57,955,842	—	—
Investment in unconsolidated trading companies	—	8,736,987	—
Redemption receivable	—	—	115,343,975
Interest receivable	33,557	—	233,208
Inter-class receivable, net	—	61,951	—
Total assets	$837,686,133	$14,378,724	$684,995,026
Liabilities and Partners’ Capital
Liabilities
Brokerage commission payable	$5,215,875	$41,198	$3,928,422
Accrued incentive fees	2,264,130	16,676	8,324,848
Organization and offering costs payable	193,002	2,224	297,332
Accrued operating expenses	171,823	1,853	136,617
Pending partner additions	810,191	5,443,519	22,690,889
Redemptions payable	4,403,365	—	6,021,709
Inter-class payable, net	61,951	—	—
Total liabilities	13,120,337	5,505,470	41,399,817
Partners’ Capital
Non-controlling interests	8,873,254	—	—
General Partner
Class A (3,008.66 and 4,348.18 units outstanding at June 30, 2009 and December 31, 2008, respectively)	4,333,927	—	6,827,509
Class B (427.01 units outstanding at June 30, 2009)	530,157	—	—
Legacy 1 Class (1,025.00 units outstanding at June 30, 2009)	993,697	—	—
Legacy 2 Class (1,000.00 units outstanding at June 30, 2009)	968,640	—	—
GAM 1 Class (1,044.66 units outstanding at June 30, 2009)	−	1,028,663	—
GAM 2 Class (500.00 units outstanding at June 30, 2009)	−	491,863	—
GAM 3 Class (500.00 units outstanding at June 30, 2009)	−	488,873	—
Limited Partners
Class A (51,232.58 and 52,408.70 units outstanding at June 30, 2009 and December 31, 2008, respectively)	73,799,804	—	82,292,140
Class B (591,099.26 and 408,160.74 units outstanding at June 30, 2009 and December 31, 2008, respectively)	733,879,541	—	554,475,560
Legacy 1 Class (385.12 units outstanding at June 30, 2009)	373,358	—	—
Legacy 2 Class (839.75 units outstanding at June 30, 2009)	813,418	—	—
GAM 1 Class (570.11 units outstanding at June 30, 2009)	−	561,380	—
GAM 2 Class (614.40 units outstanding at June 30, 2009)	−	604,402	—
GAM 3 Class (5,827.76 units outstanding at June 30, 2009)	−	5,698,073	—
Total partners’ capital	824,565,796	8,873,254	643,595,209
Total liabilities and partners’ capital	$837,686,133	$14,378,724	$684,995,026

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Consolidated Condensed Schedule of Investments
June 30, 2009
(Unaudited)

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$1,394,222	0.2%	$1,158,710	0.1%	$2,552,932	0.3%
Energy	1,644,493	0.2%	(1,269,968)	(0.2%)	374,525	**
Grains	(954,264)	(0.1)%	2,832,459	0.3%	1,878,195	0.2%
Interest rates	57,429	**	(2,152,790)	(0.3)%	(2,095,361)	(0.3)%
Meats	113,947	**	(187,540)	**	(73,593)	**
Metals	(1,047,488)	(0.1)%	36,245	**	(1,011,243)	(0.1)%
Soft commodities	1,001,149	0.1%	53,783	**	1,054,932	0.1%
Stock indices and single stock futures	47,792	**	(106,225)	**	(58,433)	**
Total U.S. Futures Positions	2,257,280		364,674		2,621,954
Foreign Futures Positions:
Energy	(504,702)	(0.1)%	27,058	**	(477,644)	(0.1)%
Grains	-	**	30,701	**	30,701	**
Interest rates	3,253,804	0.4%	(1,991,146)	(0.2)%	1,262,658	0.2%
Metals	7,150,835	0.9%	(10,320,531)	(1.3)%	(3,169,696)	(0.4)%
Soft commodities	257,846	**	7,671	**	265,517	**
Stock indices	600,299	0.1%	(143,293)	**	457,006	0.1%
Total Foreign Futures Positions	10,758,082		(12,389,540)		(1,631,458)
Total Futures Contracts	13,015,362	1.6%	(12,024,866)	(1.5)%	990,496	0.1%
Forward Contracts *
Currencies	(80,167)	**	(1,208,927)	(0.1)%	(1,289,094)	(0.2)%
Options on Futures Contracts*
Indices	313	**	(838)	**	(525)	**

Total Futures, Forward and Options on Futures Contracts	$12,935,508	1.6%	$(13,234,631)	(1.6)%	$(299,123)	**

*	No individual futures and forward contract position constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of partners’ capital.

Certificates of deposit
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$10,000,000	7/14/2009	Union Bank California, 1.2%	$10,056,000	1.2%
240,000	7/27/2009	Fox River State Bank, 1.4%	241,436	*
240,000	8/14/2009	Amcore Bank, 3.5%	245,270	*
240,000	8/17/2009	Guaranty Bank, 1.5%	241,583	*
240,000	8/21/2009	Irwin Union Bank and Trust, 1.5%	241,588	*
240,000	11/12/2009	Huntington National Bank, 3.8%	245,696	*
240,000	11/17/2009	Mercantile Bank of Michigan, 3.6%	245,350	*
240,000	11/30/2009	Liberty Federal Bank, 1.7%	241,671	*
240,000	12/17/2009	Goldman Sachs Bank, 2.5%	243,222	*
240,000	12/18/2009	GE Money Bank, 2.6%	243,270	*
240,000	12/18/2009	Anchorbank, 2.5%	243,189	*
240,000	12/29/2009	Cole Taylor Bank, 1.7%	241,710	*
240,000	12/29/2009	Nature Coast Bank, 1.8%	241,761	*
15,000,000	2/2/2010	Harris Bank, 2.0%	15,121,062	1.8%
245,000	6/24/2010	Westernbank, 1.5%	245,070	*
	Total Certificates of deposit		$28,337,878	3.4%

*	Represents less than 0.1% of partners’ capital.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2009
(Unaudited)

Government-sponsored Enterprises
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$20,000,000	8/10/2009	Freddie Mac Discount Note, 0.5%	$19,989,333	2.4%
10,000,000	10/5/2009	Federal Home Loan Bank, 3 month LIBOR minus 4 basis points quarterly reset	10,027,212	1.2%
15,000,000	10/19/2009	Freddie Mac, 1 month LIBOR minus 6 basis points monthly reset	15,000,894	1.9%
20,000,000	12/28/2009	Federal Home Loan Bank Discount Note, 0.9%	19,915,000	2.4%
20,000,000	12/30/2009	Farmer Mac, 1.0%	20,000,556	2.4%
20,000,000	2/5/2010	Federal Home Loan Bank, 1.0%	20,079,821	2.4%
12,700,000	2/19/2010	Federal Home Loan Bank, 3 month LIBOR minus 3.5 basis points quarterly reset	12,696,699	1.6%
20,000,000	3/4/2010	Federal Home Loan Bank, 1.1%	20,068,250	2.4%
20,000,000	3/23/2010	Freddie Mac, 1.3%	20,068,056	2.4%
14,500,000	6/25/2010	Federal Home Loan Bank, 0.7%	14,507,612	1.8%
20,000,000	8/5/2010	Fannie Mae, 3 month LIBOR minus 5 basis points quarterly reset	20,032,823	2.4%
12,500,000	8/20/2010	Freddie Mac, 1.5%	12,565,955	1.5%
25,000,000	8/24/2010	Freddie Mac, 3 month LIBOR minus 2 basis points quarterly reset	25,016,922	3.1%
25,000,000	9/3/2010	Freddie Mac, 3 month LIBOR minus 2 basis points quarterly reset	25,012,250	3.0%
25,000,000	9/24/2010	Freddie Mac, 3 month LIBOR minus 3 basis points quarterly reset	25,002,819	3.0%
15,000,000	10/13/2010	Federal Farm Credit Bank, 1.2%	15,036,708	1.9%
25,000,000	10/27/2010	Freddie Mac, 1.4%	25,061,111	3.1%
10,000,000	11/8/2010	Federal Home Loan Bank, 3 month LIBOR minus 19 basis points quarterly reset	10,018,117	1.2%
24,500,000	11/26/2010	Federal Home Loan Bank, 3 month LIBOR minus 15 basis points quarterly reset	24,507,687	3.0%
14,500,000	12/6/2010	Federal Home Loan Bank, 3 month LIBOR minus 15 basis points quarterly reset	14,505,295	1.8%
20,000,000	4/28/2011	Freddie Mac, 1.3%	20,043,750	2.4%
25,000,000	6/17/2011	Freddie Mac, 3 month LIBOR plus 10 basis points quarterly reset	25,006,945	3.0%
25,000,000	6/30/2011	Fannie Mae, 1.8%	25,001,215	3.0%
	Total Government-sponsored enterprises		$439,165,030	53.3%

U.S. Government securities
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$10,000,000	8/27/2009	U.S. Treasury Bills, 0.4%	$9,993,508	1.2%
48,000,000	10/22/2009	U.S. Treasury Bills, 0.3%	47,962,334	5.8%
	Total U.S. Government securities		$57,955,842	7.0%

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2009
(Unaudited)

U.S. Government securities in brokers’ trading accounts***
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$8,000,000	9/3/2009	U.S. Treasury bills, 0.4% (cost $7,985,894)	$7,993,662	1.0%
6,500,000	11/5/2009	U.S. Treasury bills, 0.3% (cost $6,490,230)	6,491,657	0.8%
4,000,000	11/12/2009	U.S. Treasury bills, 0.3% (cost $3,994,976)	3,995,364	0.5%
3,500,000	11/27/2009	U.S. Treasury bills, 0.3% (cost $3,494,840)	3,495,037	0.4%
10,000,000	12/3/2009	U.S. Treasury bills, 0.2% (cost $9,990,039)	9,989,767	1.2%
3,500,000	12/3/2009	U.S. Treasury bills, 0.3% (cost $3,494,635)	3,494,785	0.4%
1,000,000	12/10/2009	U.S. Treasury bills, 0.3% (cost $998,559)	998,565	0.1%
23,000,000	12/15/2009	U.S. Treasury notes, 3.5% (cost $23,704,375)	23,363,707	2.8%
4,500,000	12/17/2009	U.S. Treasury bills, 0.3% (cost $4,493,180)	4,493,176	0.6%
	Total U.S. Government securities		$64,315,720	7.8%

***	Pledged as collateral for the trading of futures, forward and option on futures contracts.

Government-sponsored enterprises in brokers’ trading accounts***
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
2,000,000	9/2/2009	Federal Home Loan Bank Discount Note, 0.5%	$1,999,369	0.2%
2,090,000	9/16/2009	Federal Home Loan Bank Discount Note, 0.4%	2,089,153	0.3%
9,000,000	9/21/2009	Fannie Mae Discount Note, 0.5%	8,996,147	1.1%
		Total Government sponsored enterprises	$13,084,669	1.6%

***	Pledged as collateral for the trading of futures, forward and option on futures contracts.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Condensed Schedule of Investments
December 31, 2008

		No. of contracts
	Expiration Date	Long	Short	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies				$(375,126)	(0.1)%	$47,001	**	$(328,125)	(0.1)%
Energy				5,640	**	(145,915)	**	(140,275)	**
Grains				57,264	**	(207,024)	**	(149,760)	**
Interest rates				(150,471)	**	(1,063)	**	(151,534)	**
Meats				332	**	(77,490)	**	(77,158)	**
Metals				57,033	**	(123,818)	**	(66,785)	**
Soft commodities				(1,690)	**	(116,292)	**	(117,982)	**
Stock indices				81,725	**	12,201	**	93,926	**
Total U.S. Futures Positions				(325,293)		(612,400)		(937,693)
Foreign Futures Positions:
Energy				–	**	188,636	**	188,636	**
Grains				–	**	(1,016)	**	(1,016)	**
Interest rates				5,693,855	0.9%	(244,950)	**	5,448,905	0.8%
Metals
Aluminum	03/09	449	471	(6,717,297)	(1.0)%	8,461,295	1.3%	1,743,998	0.3%
Other Metals				(8,929,298)	(1.4)%	9,148,339	1.4%	219,041	**
Soft commodities				95,511	**	15,170	**	110,681	**
Stock indices				49,768	**	(218,881)	**	(169,113)	**
Total Foreign Futures Positions				(9,807,461)		17,348,593		7,541,132
Total Futures Contracts				$(10,132,754)	(1.6)%	$16,736,193	2.6%	$6,603,439	1.0%
Forward Contracts *
Currencies				$336,467	0.1%	$(1,729,675)	(0.3)%	$(1,393,208)	(0.2)%

Total Futures and Forward Contracts				$(9,796,287)	(1.5)%	$15,006,518	2.3%	$5,210,231	0.8%

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

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Operations
For the Three Months Ended June 30, 2009 and 2008

	June 30, 2009		June 30, 2008
	Class A, Class B, Legacy 1 Class, Legacy 2 Class	GAM 1 Class, GAM 2 Class, GAM 3 Class	Class A, Class B
	(Unaudited)	(Unaudited)	(Unaudited)

Net gains (losses) on investments
Net gain (loss) from trading
Realized	$(10,782,265)	$–	$25,591,884
Change in unrealized	(2,421,183)	–	9,803,160
Commissions	(3,186,874)	–	(1,649,335)
Net gains (losses) from trading	(16,390,322)	–	33,745,709

Income allocated from Dearborn Select Master Fund, SPC	–	–	5,690,458
Loss from investments in unconsolidated trading companies	–	(170,777)	–
Total gains (losses) on investments	(16,390,322)	–	39,436,167

Net investment income
Income
Interest income	1,872,365	–	2,894,003

Expenses from operations
Brokerage commission	13,512,966	52,296	8,316,595
Incentive fees	2,264,130	16,676	6,466,417
Operating expenses	527,987	3,159	344,780
Organizational and offering costs	593,004	3,792	–

Total expenses	16,898,087	75,923	15,127,792

Net investment (loss)	(15,025,722)	(75,923)	(12,233,789)

Non-controlling interests in (earnings) losses	170,777	–	–

Net income (loss)	$(31,245,267)	$(246,700)	$27,202,378

Net income (loss) per unit from operations (based on weighted average number of units outstanding during the period):
General Partner & Limited Partner Class A Units		$(52.58)	$	N/A		$75.39
General Partner & Limited Partner Class B Units		$(47.43)	$	N/A		$64.11
General Partner & Limited Partner Legacy 1 Class Units		$(30.54)	$	N/A	$	N/A
General Partner & Limited Partner Legacy 2 Class Units		$(31.36)	$	N/A	$	N/A
General Partner & Limited Partner GAM 1 Class Units	$	N/A		$(15.31)	$	N/A
General Partner & Limited Partner GAM 2 Class Units	$	N/A		$(16.27)	$	N/A
General Partner & Limited Partner GAM 3 Class Units	$	N/A		$(22.25)	$	N/A

Increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units		$(52.58)	$	N/A		$74.62
General Partner & Limited Partner Class B Units		$(47.43)	$	N/A		$62.10
General Partner & Limited Partner Legacy 1 Class Units		$(30.54)	$	N/A	$	N/A
General Partner & Limited Partner Legacy 2 Class Units		$(31.36)	$	N/A	$	N/A
General Partner & Limited Partner GAM 1 Class Units	$	N/A		$(15.31)	$	N/A
General Partner & Limited Partner GAM 2 Class Units	$	N/A		$(16.27)	$	N/A
General Partner & Limited Partner GAM 3 Class Units	$	N/A		$(22.25)	$	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Operations
For the Six Months Ended June 30, 2009 and 2008

	June 30, 2009		June 30, 2008
	Class A, Class B, Legacy 1 Class, Legacy 2 Class	GAM 1 Class, GAM 2 Class, GAM 3 Class	Class A, Class B
	(Unaudited)	(Unaudited)	(Unaudited)

Net gains (losses) on investments
Net gain (loss) from trading
Realized	$(34,495,363)	$–	$86,722,907
Change in unrealized	(5,133,317)	–	8,002,870
Commissions	(5,564,392)	–	(3,165,019)

Net gains (losses) from trading	(45,193,072)	–	91,560,758

Income allocated from Dearborn Select Master Fund, SPC	–	–	16,437,574
Loss allocated from GP 1, LLC	(2,740,621)	–	–
Loss from investments in unconsolidated trading companies	–	(170,777)	–
Total gains (losses) on investments	(47,933,693)	–	107,998,332

Net investment income
Income
Interest income	3,972,631	–	6,407,462

Expenses from operations
Brokerage commission	25,175,209	52,296	16,014,841
Incentive fees	2,408,655	16,676	16,895,551
Operating expenses	1,005,371	3,159	665,265
Organizational and offering costs	1,649,208	3,792	–

Total expenses	30,238,443	75,923	33,575,657

Net investment (loss)	(26,265,812)	(75,923)	(27,168,195)

Non-controlling interest in (earnings) losses	170,777	–	–

Net income (loss)	$(74,028,728)	$(246,700)	$80,830,137

Net income (loss) per unit from operations (based on weighted average number of units outstanding during the period):
General Partner & Limited Partner Class A Units		$(129.71)	$	N/A		$229.16
General Partner & Limited Partner Class B Units		$(116.92)	$	N/A		$196.81
General Partner & Limited Partner Legacy 1 Class Units		$(30.54)	$	N/A	$	N/A
General Partner & Limited Partner Legacy 2 Class Units		$(31.36)	$	N/A	$	N/A
General Partner & Limited Partner GAM 1 Class Units	$	N/A		$(15.31)	$	N/A
General Partner & Limited Partner GAM 2 Class Units	$	N/A		$(16.27)	$	N/A
General Partner & Limited Partner GAM 3 Class Units	$	N/A		$(22.25)	$	N/A
Increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units		$(129.71)	$	N/A		$227.65
General Partner & Limited Partner Class B Units		$(116.92)	$	N/A		$192.89
General Partner & Limited Partner Legacy 1 Class Units		$(30.54)	$	N/A	$	N/A
General Partner & Limited Partner Legacy 2 Class Units		$(31.36)	$	N/A	$	N/A
General Partner & Limited Partner GAM 1 Class Units	$	N/A		$(15.31)	$	N/A
General Partner & Limited Partner GAM 2 Class Units	$	N/A		$(16.27)	$	N/A
General Partner & Limited Partner GAM 3 Class Units	$	N/A		$(22.25)	$	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
Three and Six Months Ended June 30, 2009
(Unaudited)

	Class A				Class B
	General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount
Partners’ capital, December 31, 2008	4,348.18	$6,827,509	52,408.70	$82,292,140	—	$—	408,160.74	$554,475,560
Contributions	—	—	1,656.55	2,601,110	1,978.62	2,650,000	199,466.15	267,192,606
Redemptions	—	—	(1,883.09)	(2,856,298)	—	—	(8,105.44)	(10,672,187)
Net income (loss)	—	(335,375)	—	(4,125,336)	—	(99,588)	—	(38,223,165)
Partners’ capital, March 31, 2009	4,348.18	$6,492,134	52,182.16	$77,911,616	1,978.62	$2,550,412	599,521.45	$772,772,814
Contributions	—	—	—	—	—	—	—	—
Redemptions	(1,339.52)	(2,000,000)	(949.58)	(1,393,123)	(1,551.61)	(2,000,000)	(8,422.19)	(10,641,580)
Net income (loss)	—	(158,207)	—	(2,718,689)	—	(20,255)	—	(28,251,693)
Partners’ capital, June 30, 2009	3,008.66	$4,333,927	51,232.58	$73,799,804	427.01	$530,157	591,099.26	$733,879,541

Net asset value per unit at December 31, 2008	$1,570.20	$1,358.47
Net asset value per unit at March 31, 2009	$1,493.07	$1,288.98
Net asset value per unit at June 30, 2009	$1,440.49	$1,241.55

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)
Three and Six Months Ended June 30, 2009
(Unaudited)

	Legacy 1 Class				Legacy 2 Class				Non-Controlling
	General Partner		Limited Partners		General Partner		Limited Partners		Interests
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Partners’ capital, December 31, 2008	—	$—	—	$—	—	$—	—	$—	—	$—	$643,595,209
Contributions	—	—	—	—	—	—	—	—	—	—	272,443,716
Redemptions	—	—	—	—	—	—	—	—	—	—	(13,528,485)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(42,783,464)
Partners’ capital, March 31, 2009	—	$—	—	$—	—	$—	—	$—	—	$—	$859,726,976
Contributions	1,025.00	1,025,000	385.12	384,527	1,000.00	1,000,000	839.75	836,009	9,056.93	9,119,954	12,365,490
Redemptions	—	—	—	—	—	—	—	—	—	—	(16,034,703)
Net income (loss)	—	(31,303)	—	(11,169)	—	(31,360)	—	(22,591)	—	(246,700)	(31,491,967)
Partners’ capital, June 30, 2009	1,025.00	$993,697	385.12	$373,358	1,000.00	$968,640	839.75	$813,418	9,056.93	$8,873,254	$824,565,796

Net asset value per unit at December 31, 2008
Net asset value per unit at March 31, 2009
Net asset value per unit at June 30, 2009	$969.46	$968.64

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)
Three and Six Months Ended June 30, 2009
(Unaudited)

	GAM 1 Class				GAM 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount
Partners’ capital, March 31, 2009	—	$—	—	$—	—	$—	—	$—
Contributions	1,044.66	1,045,000	570.11	575,393	500.00	500,000	614.40	620,794
Redemptions	—	—	—	—	—	—	—	—
Net income (loss)	—	(16,337)	—	(14,013)	—	(8,137)	—	(16,392)
Partners’ capital, June 30, 2009	1,044.66	$1,028,663	570.11	$561,380	500.00	$491,863	614.40	$604,402

Net asset value per unit at March 31, 2009
Net asset value per unit at June 30, 2009	$984.69	$983.73

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)
Three and Six Months Ended June 30, 2009
(Unaudited)

	GAM 3 Class
	General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Total Amount
Partners’ capital, March 31, 2009	—	$—	—	$—	$—
Contributions	500.00	500,000	5,827.76	5,878,767	9,119,954
Redemptions	—	—	—	—	—
Net income (loss)	—	(11,127)	—	(180,694)	(246,700)
Partners’ capital, June 30, 2009	500.00	$488,873	5,827.76	$5,698,073	$8,873,254

Net asset value per unit at March 31, 2009
Net asset value per unit at June 30, 2009	$977.75

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Statements of Changes in Partners’ Capital (Net Asset Value) (continued)
Three and Six Months Ended June 30, 2008
(Unaudited)

			Limited Partners		Limited Partners
	General Partner		Class A		Class B
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Partners’ capital, December 31, 2007	3,671.69	$4,807,965	51,371.93	$67,269,942	335,708.69	$383,607,889	$455,685,796
Contributions	101.66	145,000	3,225.36	4,586,679	14,930.87	18,253,725	22,985,404
Redemptions	—	—	(7,032.62)	(10,220,140)	(7,071.19)	(8,784,902)	(19,005,042)
Offering Costs	—	—	—	(40,615)	—	(647,318)	(687,933)
Net income (loss)	—	565,564	—	7,967,521	—	45,094,674	53,627,759
Partners’ capital, March 31, 2008	3,773.35	5,518,529	47,564.67	69,563,387	343,568.37	437,524,068	512,605,984
Contributions	125.03	185,000	2,782.62	4,104,340	27,798.96	35,615,357	39,904,697
Redemptions	—	—	(1,724.37)	(2,537,963)	(8,115.68)	(10,548,734)	(13,086,697)
Offering Costs	—	—	—	(39,363)	—	(709,386)	(748,749)
Net income (loss)	—	288,734	—	3,648,604	—	23,265,040	27,202,378
Partners’ capital, June 30, 2008	3,898.38	$5,992,263	48,622.92	$74,739,005	363,251.65	$485,146,345	$565,877,613

Net asset value per unit at December 31, 2007	$ 1,309.47	$ 1,142.68
Net asset value per unit at March 31, 2008	$ 1,462.50	$ 1,273.47
Net asset value per unit at June 30, 2008	$ 1,537.12	$ 1,335.57

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:  Grant Park Futures Fund Limited Partnership (the “Partnership”) was organized as a limited partnership under Illinois law in August 1988 and will continue until December 31, 2027, unless sooner terminated as provided for in its Limited Partnership Agreement.  As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission (“CFTC”), an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Partnership executes transactions.  Additionally, the Partnership is subject to the requirements of futures commission merchants (“FCMs”) and interbank and other market makers through which the Partnership trades.  Effective June 30, 2003, the Partnership became registered with the Securities and Exchange Commission (“SEC”); accordingly, as a registrant, the Partnership is subject to the regulatory requirements under the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended.

The Partnership’s business is to trade, buy, sell, margin or otherwise acquire, hold or dispose of futures and forward contracts for commodities, financial instruments or currencies, any rights pertaining thereto and any options thereon, or on physical commodities.  The Partnership may also engage in hedge, arbitrage and cash trading of commodities and futures.

The Partnership is a multi-advisor pool that carries out its purpose through trading by independent professional commodity trading advisors retained by Dearborn Capital Management, L.L.C. (the “General Partner”), the Partnership and, effective April 1, 2009, the Partnership’s subsidiary trading companies (each a “Trading Company” and collectively, the “Trading Companies”).  The Trading Companies were set up to, among other things, segregate risk by commodity trading advisor.  Effectively, this new structure will isolate one trading advisor from another and any losses from one Trading Company will not carry over to the other Trading Companies.  The following is a list of the trading companies, for which the Partnership is the sole member and all of which were organized as Delaware limited liability companies during the period from December 16, 2008 through February 6, 2009:

GP 1, LLC (“GP 1”)                                           GP 7, LLC (“GP 7”)
GP 3, LLC (“GP 3”)                                           GP 8, LLC (“GP 8”)
GP 4, LLC (“GP 4”)                                           GP 9, LLC (“GP 9”)
GP 5, LLC (“GP 5”)                                           GP 10, LLC (“GP 10”)
GP 6, LLC (“GP 6”)                                           GP 11, LLC (“GP 11”)

Additionally, GP Cash Management, LLC was created on February 6, 2009 as a Delaware limited liability company to collectively manage and invest excess cash not required to be held at clearing brokers.  The members of GP Cash Management, LLC are the Trading Companies.

Presentation of financial information:  The financial statements include the accounts of the Partnership and were prepared without audit according to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles may be omitted pursuant to such rules and regulations.  In our opinion, the accompanying interim, unaudited, financial statements contain all adjustments (consisting of normal recurring accruals) necessary and adequate disclosures to present fairly the financial position as of June 30, 2009 and the results of operations for the three and six months ended June 30, 2009 and 2008.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in our 2008 Annual Report on Form 10-K as filed with the SEC.

Classes of interests:  The Partnership has seven classes of limited partner interests (each a “Class” and collectively, the “Interests”), Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global Alternative Markets 1 (“GAM 1”) Class, Global Alternative Markets 2 (“GAM 2”) Class and Global Alternative Markets 3 (“GAM 3”) Class units.

The Class A and Class B units are outstanding, but are no longer offered by the Partnership.  Both Class A and Class B units are traded pursuant to identical trading programs and differ only in respect to the General Partner’s brokerage commission.

The Legacy 1 Class and Legacy 2 Class units are traded pursuant to trading programs pursuing a technical trend trading philosophy, which is the same trading philosophy used for the Class A and Class B units.  The Legacy 1 Class and Legacy 2 Class units differ in respect to the General Partner’s brokerage commission.  The Legacy 1 Class and Legacy 2 Class units are initially being offered only to investors who are represented by approved selling agents who are directly compensated by the investor for services rendered in connection with an investment in the Partnership (such arrangements commonly referred to as “wrap-accounts”).

The GAM 1 Class, GAM 2 Class and GAM 3 Class units are traded pursuant to trading programs pursuing technical trend trading philosophies, as well as pattern recognition philosophies, focused on relatively shorter timeframes than the Legacy 1 Class and Legacy 2 Class units.  The GAM 1 Class, GAM 2 Class and GAM 3 Class units differ in respect to the General Partner’s brokerage commission.  The GAM 1 Class and GAM 2 Class units are initially being offered only to investors in wrap-accounts.

Significant accounting policies are as follows:

Consolidation: Effective April 1, 2009, Trading Companies in which an individual Class has a controlling or majority equity interest are consolidated by such Class.  Investments in Trading Companies in which a Class does not have a controlling or majority equity interest are carried in the consolidated statement of financial condition at fair value.  Fair value represents the proportionate share of the equity of a Class in a Trading Company and the amount that could reasonably be expected to be received by that Class if the investment was redeemed at the time of valuation.   Each of the Trading Companies has an investment in GP Cash Management, LLC but no one Trading Company has a controlling or majority equity interest in GP Cash Management, LLC.  Thus, the Trading Companies carry their investments in GP Cash Management, LLC at fair value and these investments are consolidated by the Class that has a controlling or majority equity interest in the Trading Companies.

All revenues, expenses, assets and liabilities borne by a specific Class are allocated to that Class in the consolidated financial statements.  An inter-class receivable is set up in the consolidated statement of financial condition of GAM 1, GAM 2 and GAM 3 Class units which represents cash due from Class A, Class B, Legacy 1 Class and Legacy 2 Class units.  A corresponding inter-class payable is shown in the consolidated statement of financial condition of Class A, Class B, Legacy 1 Class and Legacy 2 Class units which represents cash payable to GAM 1, GAM 2 and GAM 3 Class units.  This inter-class receivable/payable represents the portion of GAM 1, GAM 2 and GAM 3 Class units’ cash that is invested in GP Cash Management, LLC and is included in Class A, Class B, Legacy 1 Class and Legacy 2 Class units’ financial statements.  This inter-class receivable is used by GAM 1, GAM 2 and GAM 3 Class units to cover their share of the brokerage commission payable, accrued incentive fees payable, organization and offering costs payable and accrued operating expenses payable.

The consolidated financial statements of Class A, Class B, Legacy 1 Class and Legacy 2 Class units include the assets, liabilities and earnings of its majority-owned Trading Companies, GP 1, GP 3, GP 4, GP 5, GP 6, GP 7, GP 8, GP 9, GP 10, and GP 11.  Class A, Class B, Legacy 1 Class and Legacy 2 Class units pursue a technical trend trading philosophy and are invested in the same Trading Companies.  These classes of units are grouped together in the consolidated statement of financial condition and in the consolidated statement of operations.  Separate financial highlights are presented for each of these classes in Note 9.

GAM 1, GAM 2 and GAM 3 Class units generally pursue technical trend trading philosophies, as well as pattern recognition philosophies focusing on relatively shorter time frames than Class A, Class B, Legacy 1 Class and Legacy 2 Class units so these Classes are grouped together in the consolidated statement of financial condition and in the consolidated statement of operations.  GAM 1, GAM 2 and GAM 3 Class units are invested in GP 1, GP 3, GP 4, GP 6, GP 7, GP 9 and GP 11 but do not have a controlling or majority equity interest in these Trading Companies so their investments in these Trading Companies are shown in the consolidated statement of financial condition as Investment in unconsolidated trading companies.  Separate financial highlights are presented for each of these classes in Note 9.

The consolidated financial statements are presented by groups of Classes because these groups of Classes have similar investment philosophies and similar allocations to the Trading Companies.  Financial highlights are shown in Note 9 giving the limited partner an analysis by each specific Class.

For the period January 1, 2009 through March 31, 2009, The Partnership did not consolidate the results of GP 1 in its financial statements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Research Bulletin No. 51 – Consolidated Financial Statement and Statement of Financial Accounting Standards No. 94, Consolidation of All Majority-Owned Subsidiaries (an Amendment of ARB No. 51, with Related Amendments of APB Opinion No. 18 and ARB No. 43, Chapter 12 (“SFAS No. 94”) because the control and ownership structure was deemed to be temporary and the consolidation of these balances would not have enhanced the usefulness or understandability of information to the investor.

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

Revenue recognition:  Futures, options on futures, and forward contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are liquidated.  Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the consolidated statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the FASB Interpretation No. 39 — “Offsetting of Amounts Related to Certain Contracts.”  Any change in net unrealized gain or loss from the preceding period is reported in the consolidated statement of operations.  Fair value of exchange-traded contracts is based upon exchange settlement prices.  Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.  Government-sponsored enterprises and commercial paper are stated at cost plus accrued interest, which approximates fair value.

Redemptions payable:  Pursuant to the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), redemptions approved by the General Partner prior to month end with a fixed effective date and fixed amount are recorded as redemptions payable as of month end.

Income taxes:  No provision for income taxes has been made in these consolidated financial statements as each partner is individually responsible for reporting income or loss based on its respective share of the Partnership’s income and expenses as reported for income tax purposes.

Organization and offering costs:  All expenses incurred in connection with the organization and the initial and ongoing public offering of Partnership Interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership.  This reimbursement is made monthly.  Effective April 1, 2009, Class A units bear organization and offering expenses at an annual rate of 10 basis points (0.10 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets.  Legacy 1 Class, Legacy 2 Class, GAM 1 Class, GAM 2 Class, GAM 3 Class and, effective April 1, 2009, Class B units bear these expenses at an annual rate of 30 basis points (0.30 percent) of the adjusted net assets of the Legacy 1 Class, Legacy 2 Class, GAM 1 Class, GAM 2 Class, GAM 3 Class and Class B units, respectively, calculated and payable monthly on the basis of month-end adjusted net assets.  Prior to April 1, 2009, Class A units and Class B units bore these expenses at an annual rate of 20 basis points (0.20 percent) and 60 basis points (0.60 percent), respectively, of the adjusted net assets of the Class A and Class B units, respectively, calculated and payable monthly on the basis of month-end adjusted net assets.

“Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions.  In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses are charged against partners’ capital at the time of reimbursement or accrual.  Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued.  If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner.  At June 30, 2009, all organization and offering costs incurred by the General Partner have been reimbursed.

Effective January 1, 2009, the Partnership has changed its accounting policy with respect to organization and offering costs.  Prior to that date, the Partnership charged organization and offering costs directly to partners’ capital.  To be consistent with the guidance in paragraph 8.24 of the AICPA’s Audit and Accounting Guide, Audits of Investment Companies, the Partnership charges organization and offering costs to expense from operations as opposed to taking a direct charge to partners’ capital.  This change was done on a prospective basis starting January 1, 2009.  The effect of the change on net income (loss) is an increase in expense from operations of $596,796 and $1,653,000 and no change to partners’ capital for the three and six months ended June 30, 2009, respectively.  There is no cumulative effect of the change on the net asset value of the Partnership.

Foreign currency transactions:  The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the consolidated statement of financial condition.  Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period.  Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

Reclassification:  Certain amounts in the 2008 financial statements have been reclassified to conform with the 2009 presentation.

Statement of Cash Flows:  The Partnership has elected not to provide statements of cash flows as permitted by Statement of Financial Accounting Standards No. 102, Statements of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.

Recently adopted accounting pronouncements:  In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51 (“SFAS No. 160”), to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SFAS No. 160 was effective on January 1, 2009 and did not have a significant impact on the Partnership’s financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.  See Note 13.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS No. 168”).  The FASB Accounting Standards CodificationTM (Codification) will be the single source of authoritative nongovernmental U.S. GAAP.  The Codification will launch on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009.  The Codification is not expected to change U.S. GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database.  After the Codification launch on July 1, 2009 only one level of authoritative GAAP will exist, other than guidance issued by the SEC.  All other accounting literature excluded from the Codification will be considered non-authoritative.  The Codification will have an impact to the Partnership’s financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

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

Fair value of exchange-traded contracts is based upon exchange settlement prices.  Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.  U.S. Government securities, Government-sponsored enterprises and commercial paper are stated at cost plus accrued interest, which approximates fair value.  The Partnership’s investment in unconsolidated trading companies is reported in the consolidated statement of financial condition at fair value.  Fair value ordinarily is the value determined by the management of the unconsolidated trading companies in accordance with the valuation policies of the unconsolidated trading companies and as reported at the time of the Partnership’s valuation.  Generally, the fair value of the Partnership’s investment in unconsolidated trading companies represents the amount that the Partnership could reasonably expect to receive from the unconsolidated trading companies if the Partnership’s investment was redeemed at the time of valuation, based on information reasonably available at the time the valuation is made and that the Partnership believes to be reliable.   The Partnership has the benefit of full look through to the assets underlying the positions of the unconsolidated trading companies and as such maintains this item as the same Level 1 input as all of the positions in the consolidated financial statements of the Partnership. These financial instruments are classified in Level 1 of the fair value hierarchy.

Certificates of deposit include interest-bearing instruments with maturities greater than three months and interest paid at maturity.  Certificates of deposit are allocated to each Class based on their percentage ownership in the pooled cash management assets on the date of the asset purchase.  The Partnership values the certificates of deposit at face value plus accrued interest, which approximates fair value, and these financial instruments are classified in Level 2 of the fair value hierarchy.

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 for Class A, Class B, Legacy 1 Class, and Legacy 2 Class:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$64,315,720	$—	$—	$64,315,720
Government-sponsored enterprises	13,084,669	—	—	13,084,669
Futures contracts	990,496	—	—	990,496
Forward contracts	(1,289,094)	—	—	(1,289,094)
Options on futures contracts	(525)	—	—	(525)
Cash and cash equivalents
Certificates of deposit	—	26,791,374	—	26,791,374
Commercial paper	173,937,107	—	—	173,937,107
Certificates of deposit	—	28,337,878	—	28,337,878
Government-sponsored enterprises	439,165,030	—	—	439,165,030
U.S. Government securities	57,955,842	—	—	57,955,842

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 for GAM 1 Class, GAM 2 Class and GAM 3 Class:

Assets	Level 1	Level 2	Level 3	Total

Investment in unconsolidated trading companies	$8,736,987	$—	$—	$8,736,987

Note 3.   Investment in unconsolidated trading companies

The following table summarizes the GAM 1 Class, GAM 2 Class and GAM 3 Class investments in unconsolidated Trading Companies as of June 30, 2009.

GAM 1 Class, GAM 2 Class and GAM 3 Class	Percentage of Net Assets Invested in Trading Companies	Fair Value

GP 1, GP 3, GP 4, GP 6, GP 7, GP 9, GP 11*	98%	$8,736,987

*The investment objective of each Trading Company is speculative trading of futures contracts, options on futures contracts, forward contracts, swaps, derivatives and synthetics.   Liquidity provision is monthly.

    Summarized information reflecting the total assets, liabilities and capital for the unconsolidated trading companies is shown in the following table.

	GP 1, LLC	GP 3, LLC	GP 4, LLC	GP 6, LLC	GP 7, LLC	GP 9, LLC	GP 11, LLC
	June 30, 2009	June 30, 2009	June 30, 2009	June 30, 2009	June 30, 2009	June 30, 2009	June 30, 2009
Total Assets	$133,016,785	$74,591,986	$122,823,873	$59,376,644	$73,727,378	$73,417,309	$68,006,438

Total Liabilities	931,742	499,449	818,338	387,754	2,750,654	511,930	428,119

Total Capital	$132,085,043	$74,092,537	$122,005,535	$58,988,890	$70,976,724	$72,905,379	$67,578,319

Summarized information reflecting the statement of operations for the three and six months ended June 30, 2009 for the unconsolidated trading companies is shown in the following table.  The Trading Companies began trading April 1, 2009 so the three and six months information is the same.

	GP 1, LLC	GP 3, LLC	GP 4, LLC	GP 6, LLC	GP 7, LLC	GP 9, LLC	GP 11, LLC
Net (loss) from trading, less commissions	$(1,820,498)	$(4,631,023)	$(7,753,837)	$(2,962,731)	$(973,049)	$(997,015)	$(2,932,792)

Interest income	75,619	42,015	62,524	33,037	36,344	40,630	35,807
Expenses	765,380	423,820	706,467	338,294	164,958	418,240	(125,300)
Net investment income (loss)	(689,761)	(381,805)	(643,943)	(305,257)	(128,614)	(377,610)	161,107

Net income (loss)	$(2,510,259)	$(5,012,828)	$(8,397,780)	$(3,267,988)	$(1,101,663)	$(1,374,625)	$(2,771,685)

Summarized information reflecting the GAM 1, GAM 2 and GAM 3 Class investment in, and the allocated results of the operations of the unconsolidated trading companies for the three and six months ended June 30, 2009, is shown in the following table.  GAM 1, GAM 2 and GAM 3 classes began trading April 1, 2009 so the three and six month information is the same.

			Expenses
Trading Company	Net Gains (Losses) from Trading	Interest Income	Commissions	Other Expenses	Net Income (loss)
GP 1, LLC	$(39,953)	$1,569	$2,925	$9,147	$(50,456)
GP 3, LLC	(56,559)	1,351	2,580	8,058	(65,846)
GP 4, LLC	(88,314)	1,385	2,893	9,034	(98,856)
GP 6, LLC	(22,453)	811	1,553	4,848	(28,043)
GP 7, LLC	60,693)	1,659	3,369	25,858	33,125
GP 9, LLC	(3,784)	1,586	3,029	9,532	(14,759)
GP 11, LLC	(11,184)	1,174	2,323	8,550	(20,883)

Note 4.   Deposits with Brokers

The Partnership deposits assets with brokers subject to CFTC regulations and various exchange and brokers requirements.  Margin requirements are satisfied by the deposit of U.S. Treasury bills, U.S. Treasury notes, Government-sponsored enterprises and cash with such brokers.  The Partnership earns interest income on its assets deposited with the brokers.

Note 5.  Commodity Trading Advisors

In the first quarter of 2009, in addition to its investment in GP 1, LLC through which a portion of its assets are managed by Winton, the Partnership entered into advisory contracts with Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Co., Graham Capital Management, L.P., Welton Investment Corporation, Global Advisors L.P., Transtrend B.V., Quantitative Investment Management LLC, and Revolution Capital Management, LLC (the “Advisors”) pursuant to which the Advisors act as the Partnership’s commodity trading advisors.  The Advisors are paid a quarterly management fee ranging from 0 percent to 2 percent per annum of the Partnership’s month-end allocated net assets and a quarterly incentive fee ranging from 20 percent to 26 percent of the new trading profits on the allocated net assets of the Advisor.

Effective April 1, 2009, the Partnership reallocated the Partnership’s assets managed by the Advisors to the Partnership’s Trading Companies.  Each Trading Company has entered into an advisory contract with its own Advisor on the same or substantially similar terms as the Partnership to manage all or a portion of such Trading Company’s assets.

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

Ten percent of the General Partner limited partnership interest in the Grant Park Futures Fund Limited Partnership is characterized as a general partnership interest reflected in the ownership of units in Class A , B, Legacy 1, Legacy 2, GAM 1, GAM 2, and GAM 3.  Notwithstanding, the general partnership interest will continue to pay all fees associated with a limited partnership interest.

The Partnership pays the General Partner a monthly brokerage commission equal to one twelfth of 7.55 percent (7.55 percent annualized) of month-end net assets for Class A units, one twelfth of 8.00 percent (8.00 percent annualized) of month-end net assets for Class B units.  Effective April 1, 2009, the Partnership pays the General Partner a monthly brokerage commission equal to one twelfth of 7.50 percent (7.50 percent annualized) of month-end net assets for Class A units, one twelfth of 7.95 percent (7.95 percent annualized) of month-end net assets for Class B units, one twelfth of 5.00 percent (5.00 percent annualized) of month-end net assets for Legacy 1 Class units, one twelfth of 5.25 (5.25 percent annualized) of month-end net assets for Legacy 2 Class units, one twelfth of 4.45 percent (4.45 percent annualized) of month-end net assets for GAM 1 Class units, one twelfth of 4.70 percent (4.70 percent annualized) of month-end net assets for GAM 2 Class units, one twelfth of 6.45 percent (6.45 percent annualized) of month-end net assets for GAM 3 Class units.  Included in the brokerage commission are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered.

The inter-class receivable in the GAM 1, GAM 2 and GAM 3 Class consolidated statement of financial condition and the corresponding inter-class payable in the Class A, Class B, Legacy 1 Class and Legacy 2 Class consolidated statement of financial condition is $61,951 as of June 30, 2009.

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

Note 8.  Redemptions

Class A and Class B Limited Partners have the right to redeem units as of any month-end upon ten (10) days’ prior written notice to the Partnership.  The General Partner, however, may permit earlier redemptions in its discretion.  There are no redemption fees applicable to Class A Limited Partners or to Class B Limited Partners who redeem their units on or after the one-year anniversary of their subscription.  Class B Limited Partners who redeem their units prior to the one-year anniversary of their subscriptions for the redeemed units will pay the applicable early redemption fee.  Legacy 1 Class, Legacy 2 Class, GAM 1 Class, GAM 2 Class and GAM 3 Class Limited Partners are prohibited from redeeming such units for the three months following the subscription for units.  There are no redemption fees applicable to Legacy 1 Class, Legacy 2 Class, GAM 1 Class and GAM 2 Class Limited Partners or to GAM 3 Class Limited Partners who redeem their units on or after the one-year anniversary of their subscription.  GAM 3 Class Limited Partners who redeem their units after the three-month lock-up, but prior to the one-year anniversary of their subscriptions for the redeemed units will pay the applicable early redemption fee.  Redemptions will be made on the last day of the month for an amount equal to the net asset value per unit, as defined, represented by the units to be redeemed.  The right to obtain redemption is also contingent upon the Partnership’s having property sufficient to discharge its liabilities on the redemption date and may be delayed if the General Partner determines that earlier liquidation of commodity interest positions to meet redemption payments would be detrimental to the Partnership or nonredeeming Limited Partners.

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

Note 9.  Financial Highlights

The following financial highlights reflect activity for the classes of the Partnership.  Total return is based on the change in value during the period of a theoretical investment made at the beginning of each calendar month during the period.  Individual partner’s ratios may vary from these ratios based on various factors, including and among others, the timing of capital transactions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009		2008
	(Unaudited)		(Unaudited)
Total return – Class A Units	(3.52)%	5.10%	(8.26	) %	17.38%
Total return – Class B Units	(3.68)%	4.88%	(8.61	) %	16.88%
Total return – Legacy 1 Class Units	(3.05)%	−	(3.05	) %	−
Total return – Legacy 2 Class Units	(3.14)%	−	(3.14	) %	−
Ratios as a percentage of average net asset value: (1)
Interest income (2)	0.89%	2.17%	1.03%		2.51%

Expenses prior to incentive fees (2)	6.96%	6.49%	7.20%		6.54%
Incentive fees (3)	0.27%	1.21%	0.31%		3.31%
Total expenses (2)	7.23%	7.70%	7.51%		9.85%
Net investment loss (2) (4)	(6.07)%	(4.32)%	(6.17)%		(4.03)%
_______________
(1)
Legacy 1 Class and Legacy 2 Class Units began trading April 1, 2009.  These units exclude the classes of the Partnership’s proportionate share of expenses and net investment income (loss) from GP 1, LLC from January 1, 2009 to March 31, 2009, and Dearborn Select Master Fund, SPC – Winton Segregated Portfolio for 2008.

(2)	Annualized
(3)	Not annualized.
(4)	Excludes incentive fee.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009		2008
	(Unaudited)		(Unaudited)
Total return – GAM 1 Class Units	(1.53)%	—	(1.53	) %	—
Total return – GAM 2 Class Units	(1.63)%	—	(1.63	) %	—
Total return – GAM 3 Class Units	(2.23)%	—	(2.23	) %	—
Ratios as a percentage of average net asset value: (1)
Interest income (2)	—	—	—		—

Expenses prior to incentive fees (2)	6.29%	—	6.29%		—
Incentive fees (3)	0.44%	—	0.44%		—
Total expenses (2)	6.73%	—	6.73%		—
Net investment loss (2) (4)	(6.29)%	—	(6.29)%		—
_______________
(1)	GAM 1 Class, GAM 2 Class and GAM 3 Class Units began trading April 1, 2009.
(2)	Annualized
(3)	Not annualized.
(4)	Excludes incentive fee.

The interest income and expense ratios above are computed based upon the weighted average net assets of the classes of the Partnership for the three and six months ended June 30, 2009 and 2008 (annualized).

The following per unit performance calculations reflect activity related to the classes of the Partnership for the three and six months ended June 30, 2009 and 2008.

Class A Units	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,493.07	$1,462.50	$1,570.20	$1,309.47
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading, net of non-controlling interests (1)	(28.50)	117.46	(84.76)	326.09
Expenses net of interest income (1)	(24.08)	(42.07)	(44.95)	(96.93)
Total income (loss) from operations	(52.58)	75.39	(129.71)	229.16
Organization and offering costs (1) (2)	−	(0.77)	−	(1.51)
Net asset value per unit at end of period	$1,440.49	$1,537.12	$1,440.49	$1,537.12

Class B Units	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,288.98	$1,273.47	$1,358.47	$1,142.68
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading, net of non-controlling interests (1)	(24.48)	102.51	(72.11)	283.12
Expenses net of interest income (1)	(22.95)	(38.40)	(44.81)	(86.31)
Total income (loss) from operations	(47.43)	64.11	(116.92)	196.81
Organization and offering costs (1) (2)	−	(2.01)	−	(3.92)
Net asset value per unit at end of period	$1,241.55	$1,335.57	$1,241.55	$1,335.57

Legacy 1 Class Units	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008		2009	2008
	(Unaudited)			(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,000.00	$	−	$1,000.00	$	−
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading, net of non-controlling interests (1)	(19.59)		−	(19.59)		−
Expenses net of interest income (1)	(10.95)		−	(10.95)		−
Total income (loss) from operations	(30.54)		−	(30.54)		−
Organization and offering costs (1) (2)	−		−	−		−
Net asset value per unit at end of period	$969.46	$	−	$969.46	$	−

Legacy 2 Class Units	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,000.00	$	−	$1,000.00	$	−
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading, net of non-controlling interests (1)	(19.90)		−	(19.90)		−
Expenses net of interest income (1)	(11.46)		−	(11.46)		−
Total income (loss) from operations	(31.36)		−	(31.36)		−
Organization and offering costs (1) (2)	−		−	−		−
Net asset value per unit at end of period	$968.64	$	−	$968.64	$	−

GAM 1 Class Units	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,000.00	$	−	$1,000.00	$	−
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	(1.88)		−	(1.88)		−
Expenses net of interest income (1)	(13.43)		−	(13.43)		−
Total income (loss) from operations	(15.31)		−	(15.31)		−
Organization and offering costs (1) (2)	−		−	−		−
Net asset value per unit at end of period	$984.69	$	−	$984.69	$	−

GAM 2 Class Units	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,000.00	$	−	$1,000.00	$	−
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	(3.14)		−	(3.14)		−
Expenses net of interest income (1)	(13.13)		−	(13.13)		−
Total income (loss) from operations	(16.27)		−	(16.27)		−
Organization and offering costs (1) (2)	−		−	−		−
Net asset value per unit at end of period	$983.73	$	−	$983.73	$	−

GAM 3 Class Units	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,000.00	$	−	$1,000.00	$	−
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	(5.43)		−	(5.43)		−
Expenses net of interest income (1)	(16.82)		−	(16.82)		−
Total income (loss) from operations	(22.25)		−	(22.25)		−
Organization and offering costs (1) (2)	−		−	−		−
Net asset value per unit at end of period	$977.75	$	−	$977.75	$	−
_______________
(1)
Expenses net of interest income per unit and organization and offering costs per unit are calculated by dividing the expenses net of interest income and organization and offering costs by the average number of units outstanding during the period.  The net realized and change in unrealized gain from trading, net of non-controlling interests is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	See Note 1 – Nature of Business and Significant Accounting Policies - Organization and Offering Costs for an explanation of the change in accounting policy relating to organization and offering costs.

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

Net trading results from derivatives for the three and six months ended June 30, 2009 and 2008, are reflected in the consolidated statements of operations.  Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contract, and forward contracts.

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

The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Contracts (non-exchange-traded)		Total
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Gross unrealized gains	$27,169,695	$27,066,816	$3,751,006	$1,785,615	$30,920,701	$28,852,431
Gross unrealized (losses)	(26,179,724)	(20,463,377)	(5,040,100)	(3,178,823)	(31,219,824)	(23,642,200)
Net unrealized gain (loss)	$989,971	$6,603,439	$(1,289,094)	$(1,393,208)	$(299,123)	$5,210,231

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

The Partnership’s business is speculative trading.  The Partnership does not designate any derivative instruments as hedging instruments under SFAS No. 133.  For the three and six months ended June 30, 2009, the monthly average futures contracts bought and sold was approximately 2,831 and 2,921, respectively and 2,531 and 2,504, respectively.  The following tables summarize the quantitative information required by SFAS No. 161:

	Asset Derivatives* June 30, 2009	Liability Derivatives* June 30, 2009	Net

Currencies contracts	$1,263,838	$-	$1,263,838
Energy contracts	-	(103,119)	(103,119)
Grains contracts	1,908,896	-	1,908,896
Interest rates contracts	-	(832,703)	(832,703)
Meats contracts	-	(73,593)	(73,593)
Metals contracts	-	(4,180,939)	(4,180,939)
Soft commodities contracts	1,320,449	-	1,320,449
Stock indices contracts	398,048	-	398,048
	$4,891,231	$(5,190,354)	$299,123

*The fair values of all asset and liability derivatives, including currencies, energy, grains, interest rates, meats, metals, soft commodities and stock indices contracts, are included in equity in broker trading accounts in the consolidated statement of financial condition.

Trading Revenue			Trading Revenue

Type of contract	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Line Item in Consolidated Statement of Operations	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Currencies contracts	$3,147,591	$(5,055,854)	Realized	$(10,782,265)	$(34,495,363)
Energy contracts	(2,976,608)	(2,977,049)
Grains contracts	4,924,757	(211,614)	Change in unrealized	(2,421,183)	(5,133,317)
Interest rates contracts	(23,139,398)	(25,552,594)
Meats contracts	769,138	910,647		$(13,203,448)	$(39,628,680)
Metals contracts	(4,622,429)	(7,442,836)
Softs commodities contracts	(1,663,606)	(5,540,753)
Stock indices contracts	10,357,107	6,241,373

	$(13,203,448)	$(39,628,680)

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

Note 13.  Subsequent Events

Management of the Partnership evaluated subsequent events through August 14, 2009, the date these financial statements were issued.  From July 1, 2009 to August 14, 2009, there were aggregate contributions to and redemptions from the Partnership totaling approximately $12,736,000 and $0, respectively.

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

Additionally, a separate cash management multiple member limited liability company was created to collectively manage and invest excess cash not required to be held at the clearing brokers for each individual trading advisor.  Effectively, this new structure segregates and isolates one trading advisor from another, reducing cross liabilities of the trading advisors.  The reorganization was completed at no additional cost to the limited partners.

Grant Park invests through independent professional commodity trading advisors retained by the general partner.  Rabar Market Research, Inc. (“Rabar”), EMC Capital Management, Inc. (“EMC”), Eckhardt Trading Company (“ETC”), Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“Winton”), Welton Investment Corporation (“Welton”), Global Advisors L.P. (“Global Advisors”), Transtrend B.V. (“Transtrend”), Quantitative Investment Management LLC (“QIM”), and Revolution Capital Management, LLC (“RCM”), serve as Grant Park’s commodity trading advisors.  Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of June 30, 2009, the general partner allocated Grant Park’s net assets among its core trading advisors EMC, Winton and Welton and non-core trading advisors Rabar, ETC, Graham, Global Advisors, Transtrend, QIM and RCM.  No more than twenty percent of Grant Park’s assets are allocated to any one trading advisor.  The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

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

Effective January 1, 2009, the portion of Grant Park’s net assets allocated to the GP Class was reallocated to one of Grant Park’s trading companies, GP 1, LLC (“GP 1”), a Delaware limited liability company.  GP 1 will allocate assets to Winton to be traded pursuant to Winton’s Diversified Program.  There have been no changes to the existing clearing broker arrangements/brokerage charge and no material changes to the other fees and expenses allocated to Grant Park as a result of this reallocation.

Effective April 1, 2009, in addition to the assets allocated by Grant Park to GP 1, Grant Park allocates assets to each of its following subsidiary limited liability trading companies (each a “Trading Company” and collectively, the “Trading Companies”):

GP 3, LLC (“GP 3”)                                           GP 8, LLC (“GP 8”)
GP 4, LLC (“GP 4”)                                           GP 9, LLC (“GP 9”)
GP 5, LLC (“GP 5”)                                           GP 10, LLC (“GP 10”)
GP 6, LLC (“GP 6”)                                           GP 11, LLC (“GP 11”)
GP 7, LLC (“GP 7”)

Critical Accounting Policies

Grant Park’s critical accounting policies are valuation of its assets and consolidation of its financial statements. Grant Park’s critical accounting policies are described in detail in Note 1 of the Financial Statements.

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

Grant Park’s consolidation of its financial statements was effective April 1, 2009.  Trading Companies in which an individual Class has a controlling or majority equity interest are consolidated by such Class.  Investments in Trading Companies in which a Class does not have a controlling or majority equity interest are carried in the consolidated statement of financial condition at fair value.  Fair value represents the proportionate share of the equity of a Class in a Trading Company and the amount that could reasonably be expected to be received by that Class if the investment was redeemed at the time of valuation.   Each of the Trading Companies has an investment in GP Cash Management, LLC but no one Trading Company has a controlling or majority equity interest in GP Cash Management, LLC.  Thus, the Trading Companies carry their investments in GP Cash Management, LLC at fair value and these investments are consolidated by the Class that has a controlling or majority equity interest in the Trading Companies.

All revenues, expenses, assets and liabilities borne by a specific Class are allocated to that Class in the consolidated financial statements.  An inter-class receivable is set up in the consolidated statement of financial condition of GAM 1, GAM 2 and GAM 3 Class units which represents cash due from Class A, Class B, Legacy 1 Class and Legacy 2 Class units.  A corresponding inter-class payable is shown in the consolidated statement of financial condition of Class A, Class B, Legacy 1 Class and Legacy 2 Class units which represents cash payable to GAM 1, GAM 2 and GAM 3 Class units.  This inter-class receivable/payable represents the portion of GAM 1, GAM 2 and GAM 3 Class units’ cash that is invested in GP Cash Management, LLC and is included in Class A, Class B,

Legacy 1 Class and Legacy 2 Class units’ financial statements.  This inter-class receivable is used by GAM 1, GAM 2 and GAM 3 Class units to cover their share of the brokerage commission payable, accrued incentive fees payable, organization and offering costs payable and accrued operating expenses payable.

The consolidated financial statements of Class A, Class B, Legacy 1 Class and Legacy 2 Class units include the assets, liabilities and earnings of its majority-owned Trading Companies, GP 1, GP 3, GP 4, GP 5, GP 6, GP 7, GP 8, GP 9, GP 10, and GP 11.  Class A, Class B, Legacy 1 Class and Legacy 2 Class units pursue a technical trend trading philosophy and are invested in the same Trading Companies.  These classes of units are grouped together in the consolidated statement of financial condition and in the consolidated statement of operations.  Separate financial highlights are presented for each of these classes in Note 9.

GAM 1, GAM 2 and GAM 3 Class units generally pursue technical trend trading philosophies, as well as pattern recognition philosophies focusing on relatively shorter time frames than Class A, Class B, Legacy 1 Class and Legacy 2 Class units so these Classes are grouped together in the consolidated statement of financial condition and in the consolidated statement of operations.  GAM 1, GAM 2 and GAM 3 Class units are invested in GP 1, GP 3, GP 4, GP 6, GP 7, GP 9 and GP 11 but do not have a controlling or majority equity interest in these Trading Companies so their investments in these Trading Companies are shown in the consolidated statement of financial condition as Investment in unconsolidated trading companies.  Separate financial highlights are presented for each of these classes in Note 9.

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

Results of Operations

Grant Park’s net return, which consists of Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the quarter ended June 30, 2009 was approximately (3.5)% for the Class A units, (3.7)% for the Class B units, (3.1)% for the Legacy 1 Class units, and (3.1)% for the Legacy 2 Class units, (1.5)% for the GAM 1 Class units, (1.6)% for the GAM 2 Class units, and (2.2)% for the GAM 3 Class units.  The net asset value at June 30, 2009 was approximately $824.6 million, at December 31, 2008 was approximately $643.6 million and at June 30, 2008 was approximately $565.9 million.

The table below sets forth Class A, Class B, Legacy 1 Class and Legacy 2 Class trading gains or losses by sector for the three and six month periods ended June 30, 2009 and 2008, which include the investment in the GP Class for the three and six month periods ended June 30, 2008.  The Legacy 1 Class and Legacy 2 Class units began trading on April 1, 2009.

	% Gain (Loss)
	Class A, Class B, Legacy 1 Class & Legacy 2 Class	Class A, Class B	Class A, Class B, Legacy 1 Class & Legacy 2 Class	Class A, Class B
	Three Months Ended June 30,		Six Months Ended June 30,
Sector	2009	2008	2009	2008
Interest Rates	(2.6)%	(0.7)%	(3.2)%	3.0%
Currencies	0.3	0.5	(0.8)	2.5
Stock Indices	1.2	0.1	1.0	(0.1)
Energy	(0.4)	6.7	(0.3)	9.3
Agriculturals	−	1.1	−	4.5
Metals	(0.5)	0.3	(0.9)	2.8
Softs	0.4	0.1	(0.5)	1.6
Meats	−	(0.1)	−	0.3
Total	(1.6)%	8.0%	(4.7)%	23.9%

The table below sets forth GAM 1 Class, GAM 2 Class and GAM 3 Class trading gains or losses by sector for the three and six month periods ended June 30, 2009 and 2008.  The GAM 1 Class, GAM 2 Class and GAM 3 Class units began trading on April 1, 2009.

	% Gain (Loss)
	GAM 1 Class, GAM 2 Class & GAM 3 Class		GAM 1 Class, GAM 2 Class & GAM 3 Class
	Three Months Ended June 30,		Six Months Ended June 30,
Sector	2009	2008	2009	2008
Interest Rates	(2.7)%	N/A	(2.7)%	N/A
Currencies	0.1	N/A	0.1	N/A
Stock Indices	3.4	N/A	3.4	N/A
Energy	(0.4)	N/A	(0.4)	N/A
Agriculturals	—	N/A	—	N/A
Metals	(0.3)	N/A	(0.3)	N/A
Softs	0.2	N/A	0.2	N/A
Meats	—	N/A	—	N/A
Total	0.3%	N/A	0.3%	N/A

Three months ended June 30, 2009 compared to three months ended June 30, 2008

For the three months ended June 30, 2009, Grant Park had a negative return of approximately 3.5% for the Class A units, 3.7% for the Class B units, 3.1% for the Legacy 1 Class units, 3.1% for the Legacy 2 Class units, 1.5% for the GAM 1 Class units, 1.6% for the GAM 2 Class units, and 2.2% for the GAM 3 Class units.  On a combined unit basis for Class A, Class B, Legacy 1 Class and Legacy 2 Class units prior to expenses, approximately 1.6% resulted from trading losses which were offset by 0.2% of interest income.  The trading losses were further increased by approximately 2.3% in brokerage fees, performance fees and operating and offering costs borne by Class A, Class B, Legacy 1 Class and Legacy 2 Class units.  On a combined unit basis for GAM 1 Class, GAM 2 Class and GAM 3 Class units prior to expenses, approximately 0.3% resulted from trading gains which were further increased by 0.2% of interest income.  These gains were offset by approximately 2.4% in brokerage fees, performance fees and operating and offering costs borne by GAM 1 Class, GAM 2 Class and GAM 3 Class units.  For the same period in 2008, Grant Park had a positive return of approximately 5.1% for the Class A units and 4.9% for the Class B units.  On a combined unit basis for Class A and Class B units prior to expenses, approximately 8.0% resulted from trading gains and 0.7% was due to interest income.  These gains were offset by approximately 3.8% in brokerage fees, performance fees and operating and offering costs borne by Class A and Class B units.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

For the six months ended June 30, 2009, Grant Park had a negative return of approximately 8.3% for the Class A units, 8.6% for the Class B units, 3.1% for the Legacy 1 Class units, 3.1% for the Legacy 2 Class units, 1.5% for the GAM 1 Class units, 1.6% for the GAM 2 Class units, and 2.2% for the GAM 3 Class units.  On a combined unit basis for Class A, Class B, Legacy 1 Class and Legacy 2 Class units prior to expenses, approximately 4.7% resulted from trading losses which were offset by 0.6% of interest income.  The trading losses were further increased by approximately 4.5% in brokerage fees, performance fees and operating and offering costs borne by Class A, Class B, Legacy 1 Class and Legacy 2 Class units.  On a combined unit basis for GAM 1 Class, GAM 2 Class and GAM 3 Class units prior to expenses, approximately 0.3% resulted from trading gains which were further increased by 0.2% of interest income.  These gains were offset by approximately 2.4% in brokerage fees, performance fees and operating and offering costs borne by GAM 1 Class, GAM 2 Class and GAM 3 Class units.  For the same period in 2008, Grant Park had a positive return of approximately 17.4% for the Class A units and 16.9% for the Class B units.  On a combined unit basis for Class A and Class B units prior to expenses, approximately 23.9% resulted from trading gains and 1.6% was due to interest income.  These gains were offset by approximately 8.6% in brokerage fees, performance fees and operating and offering costs borne by Class A and Class B units.

Six months ended June 30, 2009

Strength in the U.S. dollar and weak demand weighed heavily on grains prices early in the second quarter.  In May, poor weather conditions pushed corn markets higher, nearly 10% off recently-made lows; the gains were short-lived, however, as prices reversed again in June.  Forecasts of better growing conditions and another reversal in the U.S. dollar, drove grains prices sharply lower.  The sugar markets were less volatile in the second quarter.  Persistent supply concerns kept sugar prices in a strong uptrend and resulted in a 32% price increase over March’s close.

Currency markets whipsawed throughout the second quarter.  Views of an improving global economy in April and May resulted in a steady decline in the U.S. dollar against most counterparts.  Increased demand for higher-yielding currencies led to strong gains in the Australian and New Zealand dollars.  In June, a worse-than-expected unemployment report led to another shift in downward economic growth forecasts.  With the future of the global economy in question, investors liquidated emerging market positions, driving up safe-haven currencies such as the U.S. dollar and Japanese yen.

The crude oil markets were among the few trending commodities markets in the second quarter.   U.S. dollar weakness in

April and May drove the crude oil markets steadily higher.  Supply constraints in the energy markets also increased prices.  Declining U.S. crude oil inventories and ongoing rebel attacks on Nigerian energy facilities drove prices up through six-month highs.

A number of positive economic indicators early in the quarter led to gains in the equity markets.  Data released showing an improvement in U.S. consumer confidence and elevated Japanese industrial production provided a positive outlook for the global economy.  Hopes that the global recession was coming to an end prompted sidelined investors to re-enter the equity markets, driving equity prices sharply higher.  In June, unexpectedly poor unemployment data caused a rapid reversal in equity prices.  Major indices in North America and Asia experienced sharp declines as a result of the shift in investor sentiment.  Technical selling by traders attempting to lock-in profits also drove prices lower.

Fixed-income markets declined steadily early in the second quarter due to a positive outlook for the global economy.  Investors liquidated positions in the U.S. Treasury markets on speculation that the economic downturn in the U.S. was slowing, moving prices lower.   Increased debt supply caused by U.S. stimulus activity further added to declines in the sector.  In June, the downtrend in the fixed-income markets began to abate as investor bid up prices across the sector.  Declines in the equity markets late in the quarter caused a rally in the debt markets as the downturn increased demand for safer fixed-income products.

The precious metals markets were very negatively correlated to the U.S. dollar throughout the second quarter.  Used as a hedge against inflation by many investors, the price of gold underwent a strong rally as the dollar weakened in April and May.  As the dollar reversed in June due to a return to safe-haven investing, the gold markets retraced and fell sharply lower.

Key trading developments for Grant Park during the first six months of 2009 include the following:

Grant Park recorded losses in the month of January.  Class A units were down 0.91% and Class B units were down 0.98%.  The bulk of setbacks came from long positions in the fixed income markets.  Uncertainty regarding the details of President Barack Obama’s stimulus package caused a sector wide downtrend in the U.S. debt markets impacting performance.  Long positions in the international fixed income markets also registered setbacks for Grant Park.  These losses resulted from speculation of future increased debt supply in the Asian and European markets caused by government bailout activity.  Setbacks in the agricultural markets stemmed from adverse price moves in the softs markets.  Increased buying in the coffee markets by large commodity funds drove prices up in excess of 5% against positions.  Short positions in the grains markets, however, were able to partially offset sector losses.  Short corn and soybean positions registered gains as a drought in Argentina’s key farming region put pressure on prices.  Positions in the Australasian currency markets accounted for the bulk of sector losses during January.  Early in the month, long positions in the Australian dollar experienced setbacks as poor economic data from the region weakened the currency.  Declines in the New Zealand dollar further drew on performance.  After a reduction of New Zealand’s foreign currency rating by Standard and Poors, investors began to liquidate New Zealand based holdings driving the currency downwards.  The portfolio returned modest profits in the metals markets this past month.  Short positions in the aluminum markets performed well as slowing industrial production caused a decline in demand, driving prices lower.  Also adding to profits was a 5% increase in the price of gold which moved alongside Grant Park’s long positions.  Gains in the energy markets predominantly came from short positions in the natural gas markets.  The price of natural gas fell steadily throughout January, despite cold weather across the U.S.  Historically, cold weather has driven the price of natural gas higher.  However last month, the demand for natural gas diminished due to the global economic slowdown.  Grant Park performed particularly well in the equity indices markets throughout January.  Short positions made gains as prices across the global equity markets declined.  Uncertainty about government bailouts, both domestically and abroad, coupled with poor earnings reports from a number of large financial institutions put substantial pressure on the markets driving share prices lower.  Among the top performers in the sector were short positions in the S&P 500, S&P Canada, and Italian MIB indices.

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

Grant Park recorded losses in March.  Class A units were down 3.26% and Class B units were down 3.33%.  Global equity indices rallied against short positions, posting setbacks for the portfolio.  Improved investor confidence resulted in price increases in nearly all North American, European, and Asian equity indices.  The unveiling of the U.S. Treasury’s initiative to buy toxic assets from ailing institutions was a major driver in boosting investor sentiment.  Prices in the grains and softs markets moved upwards against Grant Park’s short positions, resulting in losses.  Soybean prices moved higher as tensions between the Argentine government and local soybean farmers fostered supply concerns.  In the softs markets, speculators drove prices upwards against positions on beliefs that increased U.S. government activity in the Treasury markets would put pressure on the U.S. dollar.  Sharp price movements in the currency markets hindered performance throughout March.  A strong uptrend in the euro moved against our short positions early in the month as a result of a weakening dollar.  As Grant Park’s euro positions reversed to long near month-end, the euro underwent a sharp decline, resulting in losses.  An improved outlook on the global economy drove base metals prices upwards against short positions.  Speculators bid up industrial metals on beliefs that a more stable global marketplace would result in increased industrial production.  Short positions in copper, aluminum, and lead had the biggest impact on performance.  Our positions in the energy markets posted mixed results, but still finished slightly lower last month.  A steady rally in crude oil was supported by supply decreases in the sector and moved against Grant Park’s short positions.  Losses in the energy markets were partially offset by short positions in natural gas.  An announced surplus of natural gas spurred speculative selling, moving the price of natural gas 11% lower for March.  Grant Park registered solid gains in the fixed income markets.  Long eurodollar and euribor positions accounted for the bulk of gains.  Decreased lending in the financial sector put pressure on short-term yields, which supported prices in the short-term debt markets.  Our positions in the longer-term markets also added to profits.  Long UK gilt and German Bund positions made gains as European governments bid up the fixed income markets with quantitative easing initiatives.

Grant Park recorded losses in April.  Class A units were down 1.73%, Class B units were down 1.78%, Legacy 1 Class units were down 1.59%, Legacy 2 Class units were down 1.61%, GAM 1 Class units were down 0.28%, GAM 2 Class units were down 0.30% and GAM 3 Class units were down 0.44%.  Grant Park’s short positions in the grains markets registered profits. Strength in the U.S. dollar drove corn and wheat prices lower alongside positions. Depressed demand caused increased grain inventories which furthered the price decline. Grant Park finished slightly lower in the in the currency markets for April. Losses on established-currency positions accounted for the majority of setbacks. Long positions in the Australian dollar partially offset sector losses as increased demand for higher yielding currencies moved markets higher.  Mixed performance in the energy markets resulted in flat performance for the month. Short crude oil positions posted losses as strength in the equity markets moved prices higher. Losses in the sector were offset by profits made on short natural gas positions. Forecasts for ongoing weak demand and elevated inventories caused speculative selling, driving natural gas prices down.  The portfolio registered strong gains in the equity markets. Grant Park’s models took advantage of a number of reversals in Asian and Australian markets. Positions in the Hong Kong Hang Seng, Australian SPI, and Japanese Nikkei indices accounted for the majority of sector profits.  Long positions in the fixed-income sector resulted in losses. Optimism about the future of the global economy moved global equity markets higher, putting pressure on the debt markets. Changes regarding government stimulus and quantitative easing initiatives also played a role in driving fixed-income markets lower.  A rally in industrial metals resulted in setbacks for the portfolio’s short positions. Speculators drove prices on base metals up on beliefs that an improving global economy could result in increased industrial production. Short positions in the gold market registered losses as increased demand held prices at high levels.

Grant Park recorded gains in the month of May.  Class A units were up 1.64%, Class B units were up 1.58%, Legacy 1 Class units were up 1.66%, Legacy 2 Class units were up 1.62%, GAM 1 Class units were up 2.02%, GAM 2 Class units were up 1.97% and GAM 3 Class units were up 1.77%.  Grains prices rallied on weak supply forecasts due to poor weather conditions in the Midwestern U.S.   A devaluing of the U.S. dollar also played a major role in driving grains prices higher.  Prices on lean hogs declined in May as a result of soft demand in the livestock markets.  The U.S. dollar declined sharply against counterparts as increased risk appetite in foreign markets spurred mass liquidations.  Indications of economic recovery incited investment in higher-yielding currencies, moving the Japanese yen and Australian dollar higher for May.  Crude oil markets moved higher as a weak U.S. dollar drove prices up.  Adding to crude oil’s rally were supply concerns stemming from declining inventories and ongoing rebel attacks on West African oil production facilities.  Improved investor sentiment sent most major equity indices higher last month.  A number of positive global economic indicators, including increased U.S. consumer confidence and strong Japanese industrial production, prompted sidelined investors to re-enter the equity markets.  The U.S. Treasury markets declined sharply in May as speculators forecasted increased supply in the debt markets.   Speculators in the fixed income markets liquidated positions, anticipating that the U.S. government will increase debt issuance to offset the current budget deficit.  Benefitting from the devaluing of the U.S. dollar, the precious metals markets underwent a strong uptrend throughout May.  Commodities investors, attempting to hedge long dollar positions, drove the gold markets up in excess of 9% during the month.

Grant Park recorded losses in the month of June.  Class A units were down 3.41%, Class B units were down 3.46%, Legacy 1 Class units were down 3.10%, Legacy 2 Class units were down 3.12%, GAM Class 1 units were down 3.21%, GAM Class 2 units were down 3.24% and GAM Class 3 units were down 3.49%.  Grains prices generally declined in June.  The corn and wheat markets were among the biggest movers as prices declined nearly 20% from recent highs.  In the softs markets, sugar underwent a steady rally following increasing demand caused by weakness in the U.S. dollar.  Liquidations across various emerging market currencies were caused by forecasts of a prolonged global economic recovery.  Weak economic data, including weaker-than-expected U.S. unemployment figures, led to declines in higher-yielding currencies such as the Australian and New Zealand dollars against the U.S. dollar.  Crude oil prices rose sharply to reach six-month highs.  Supply concerns stemming from violence against Nigerian oil facilities served as a main driver behind crude oil’s rally.  Prices in the natural gas markets declined in June as poor prospects for rapid economic growth weighed on demand forecasts.  Domestic and global equity markets underwent a volatile month before finishing slightly lower for June.  Uncertainty caused by both strong and weak economic data was the main driver behind declines in most major North American, European, and Asian equity indices.  Despite intra-month movement, U.S. fixed-income products finished June nearly unchanged.  Speculators bid up the debt markets on forecasts of possible interest rate hikes, only to liquidate positions by month-end following weak economic data.  Gold prices declined in June as a result of a stronger U.S. dollar and liquidations from large commodity funds.  Over-exaggerated inflation projections caused commodity funds to liquidate inflation-hedging gold positions.

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

Value At Risk By Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of June 30, 2009 and December 31, 2008 for Grant Park, and the trading gains/losses by market category for the six months ended June 30, 2009 and the year ended December 31, 2008.  All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below.  As of June 30, 2009, Grant Park’s net asset value was approximately $824.6 million.  As of December 31, 2008, Grant Park’s net asset value was approximately $643.6 million.

June 30, 2009
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Interest Rates	$18,512,053	2.2%	(3.2)%
Stock Indices	13,237,972	1.6	1.0
Metals	9,333,847	1.1	(0.9)
Currencies	10,425,311	1.3	(0.8)
Energy	6,176,384	0.7	(0.3)
Agriculturals	2,955,284	0.4	—
Softs	2,204,472	0.3	(0.5)
Meats	428,325	0.1	—
Total	$63,273,648	7.7%	(4.7)%

December 31, 2008
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Interest Rates	$14,965,191	2.3%	8.6%
Currencies	5,596,368	0.9	0.1
Metals	3,323,166	0.5	3.0
Stock Indices	2,393,475	0.4	5.6
Energy	1,509,880	0.2	8.4
Agriculturals	642,068	0.1	3.0
Softs	603,856	0.1	1.5
Meats	240,495	—	0.3
Total	$29,274,499	4.5%	30.5%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of June 30, 2009, by market sector.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of June 30, 2009, Grant Park was predominantly long interest rate instruments in the UK, Europe, New Zealand, and Asia.  The portfolio had short positions in several U.S., Australian, Canadian, Mexican, and Japanese markets.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, Africa, India, Singapore, South Korea, and Australia.  The stock index futures contracts currently traded by Grant Park are generally limited to futures on broadly based indices, although Grant Park may trade narrow-based stock index or single-stock futures contracts in the future.  As of June 30, 2009, Grant Park was predominantly long most major indices in the U.S., Europe and Asia, but had various short positions in indices in Hong Kong, Australia and South Africa.  Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major North American, European, and Asian indices.  Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. As of June 30, 2009, in the precious metals sector Grant Park had long positions in gold, palladium, and platinum.  In the base metals markets, Grant Park was short aluminum and zinc, but had long positions in copper, lead, nickel, and tin.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of June 30, 2009, Grant Park was short the U.S. dollar against various major currencies including the Australian dollar, British pound, Euro, Swiss franc, Mexican peso, Japanese yen, and New Zealand dollar, but was long the U.S. dollar against the Canadian dollar.  In general, with the exception of the Canadian dollar, a weaker U.S. dollar against most major currencies would benefit Grant Park.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia and Venezuela.  As of June 30, 2009, the energy market exposure of Grant Park was predominantly short in the natural gas markets.  Grant Park had various long positions in the brent crude oil, crude oil, gas oil, heating oil, gasoline blendstock, kerosene, and unleaded gasoline markets.  Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Agricultural/Meat/Softs

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of June 30, 2009, in the grains markets, Grant Park had short positions in corn, soybean oil, and wheat, and long positions in soybeans and the soybean meal markets.  Grant Park was predominantly short the livestock markets with positions in live cattle and lean hogs and minor long positions in feeder cattle.  In the softs/industrials sectors, Grant Park was long sugar and cocoa, while Grant Park had short positions in coffee, cotton, orange juice, and rubber.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of June 30, 2009.

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

There was no change in Grant Park's internal control over financial reporting in the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, Grant Park's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           None.

(b)           None.

Issuer Purchases of Equity Securities

(c)           The following table provides information regarding the total Class A and Class B units redeemed by Grant Park during the three months ended June 30, 2009.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit
04/01/09 through 04/30/09	1,479.04	$1,467.28	4,174.05	$1,266.02	—	$984.08	—	$983.88
05/01/09 through 05/31/09	416.92	$1,491.35	2,709.21	$1,286.09	—	$1,000.46	—	$999.81
06/01/09 through 06/30/09	393.14	$1,440.49	3,090.54	$1,241.55	—	$969.46	—	$968.64
Total	2,289.10	$1,467.06	9,973.80	$1,263.89	—	$984.67	—	$984.11

Period	Total Number of GAM 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of GAM 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of GAM 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)
04/01/09 through 04/30/09	—	$997.25	—	$997.04	—	$995.57	5,653.09	(2)
05/01/09 through 05/31/09	—	$1,017.34	—	$1,016.65	—	$1,013.14	3,126.13	(2)
06/01/09 through 06/30/09	—	$984.69	—	$983.73	—	$977.75	3,483.68	(2)
Total	—	$999.76	—	$999.14	—	$995.49	12,262.90	(2)
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

(2)	Not determinable.

Item 6.  Exhibits

(a)	Exhibits
	10.1	Form of Advisory Contract Among the registrant, Dearborn Capital Management, L.L.C., the trading advisor and the trading company.(1)
	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

	31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-153862) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: August 14, 2009	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)