Form 10-Q
period 2009-09-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2009-11-16
CIK 845698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  September 30, 2009

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

c/o Dearborn Capital Management, L.L.C. 626 West Jackson Boulevard, Suite 600 Chicago, Illinois 60661
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

QUARTER ENDED September 30, 2009

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Financial Condition

	September 30, 2009		December 31, 2008
	Class A, Class B, Legacy 1 Class, Legacy 2 Class	GAM 1 Class, GAM 2 Class, GAM 3 Class	Class A, Class B
	(Unaudited)	(Unaudited)	(Audited)
Assets
Equity in brokers’ trading accounts:
U.S. Government securities, at fair value	$89,848,115	$—	$29,215,898
Government-sponsored enterprises, at fair value	—	—	15,695,417
Cash	44,546,103	—	11,972,086
Unrealized gain (loss) on open contracts, net	23,586,665	—	5,210,231
Deposits with brokers	157,980,883	—	62,093,632
Cash and cash equivalents	105,934,210	8,698,329	157,740,416
Certificates of deposit, at fair value	17,398,849	—	28,525,736
Commercial paper, at fair value	—	—	9,979,833
Government-sponsored enterprises, at fair value	524,872,071	—	311,078,226
U.S. Government securities, at fair value	44,825,933	—	—
Investment in unconsolidated trading companies	—	26,170,181	—
Redemption receivable	—	—	115,343,975
Interest receivable	10,664	—	233,208
Inter-class receivable, net	—	266,945	—
Total assets	$851,022,610	$35,135,455	$684,995,026

Liabilities and Partners’ Capital
Liabilities
Brokerage commission payable	$5,211,622	$126,871	$3,928,422
Accrued incentive fees	1,788,828	127,802	8,324,848
Organization and offering costs payable	192,485	6,694	297,332
Accrued operating expenses	171,226	5,578	136,617
Pending partner additions	1,148,370	8,311,101	22,690,889
Redemptions payable	5,919,249	250	6,021,709
Inter-class payable, net	266,945	—	—
Total liabilities	14,698,725	8,578,296	41,399,817

Partners’ Capital
Non-controlling interests	26,557,159	—	—
General Partner
Class A (3,008.66 and 4,348.18 units outstanding at September 30, 2009 and December 31, 2008, respectively)	4,379,153	—	6,827,509
Class B (427.01 units outstanding at September 30, 2009)	534,813	—	—
Legacy 1 Class (1,025.00 units outstanding at September 30, 2009)	1,007,528	—	—
Legacy 2 Class (1,000.00 units outstanding at September 30, 2009)	981,949	—	—
GAM 1 Class (1,044.66 units outstanding at September 30, 2009)	—	1,039,159	—
GAM 2 Class (561.52 units outstanding at September 30, 2009)	—	557,331	—
GAM 3 Class (500.00 units outstanding at September 30, 2009)	—	491,108	—
Limited Partners
Class A (49,655.38 and 52,408.70 units outstanding at September 30, 2009 and December 31, 2008, respectively)	72,274,302	—	82,292,140
Class B (580,289.12 and 408,160.74 units outstanding at September 30, 2009 and December 31, 2008, respectively)	726,785,884	—	554,475,560
Legacy 1 Class (2,276.28 units outstanding at September 30, 2009)	2,237,482	—	—
Legacy 2 Class (1,594.40 units outstanding at September 30, 2009)	1,565,615	—	—
GAM 1 Class (2,263.53 units outstanding at September 30, 2009)	—	2,251,618	—
GAM 2 Class (3,124.62 units outstanding at September 30, 2009)	—	3,101,307	—
GAM 3 Class (19,462.76 units outstanding at September 30, 2009)	—	19,116,636	—
Total partners’ capital	836,323,885	26,557,159	643,595,209
Total liabilities and partners’ capital	$851,022,610	$35,135,455	$684,995,026

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Consolidated Condensed Schedule of Investments
September 30, 2009
(Unaudited)

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$5,797,711	0.7%	$174,890	**	$5,972,601	0.7%
Energy	(415,050)	**	(1,249,313)	(0.1)%	(1,664,363)	(0.2)%
Grains	(1,268,902)	(0.2)%	1,361,386	0.2%	92,484	**
Interest rates	3,071,950	0.4%	(189,914)	**	2,882,036	0.3%
Meats	(9,262)	**	(121,522)	**	(130,784)	**
Metals	2,463,563	0.3%	4,662	**	2,468,225	0.3%
Soft commodities	4,845,949	0.6%	(2,049,231)	(0.2)%	2,796,718	0.3%
Stock indices and single stock futures	905,235	0.1%	25,942	**	931,177	0.1%
Total U.S. Futures Positions	15,391,194		(2,043,100)		13,348,094
Foreign Futures Positions:
Energy	(562,260)	(0.1)%	337,918	**	(224,342)	**
Grains	—	**	74,217	**	74,217	**
Interest rates	5,562,972	0.7%	19,638	**	5,582,610	0.7%
Metals	9,885,041	1.2%	(9,013,983)	(1.1)%	871,058	0.1%
Soft commodities	401,375	**	(96,810)	**	304,565	**
Stock indices	455,320	0.1%	26,073	**	481,393	0.1%
Total Foreign Futures Positions	15,742,448		(8,652,947)		7,089,501
Total Futures Contracts	31,133,642	3.7%	(10,696,047)	(1.3)%	20,437,595	2.4%
Forward Contracts *
Currencies	3,067,982	0.4%	(58,362)	**	3,009,620	0.4%

Options on Futures Contracts*
Currencies	147,700	**	—	**	147,700	**
Indices	4,370	**	(12,620)	**	(8,250)	**
Total Options on Futures Contracts	152,070	**	(12,620)	**	139,450	**

Total Futures, Forward and Options on Futures Contracts	$34,353,694	4.1%	$(10,767,029)	(1.3)%	$23,586,665	2.8%
____________
*
No individual futures, forward, and option of futures contract position constituted greater than 1 percent of partners’ capital.  Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of partners’ capital.

Certificates of deposit
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$240,000	11/30/2009	Liberty Federal Bank, 1.7%	$242,669	*
240,000	12/29/2009	Cole Taylor Bank, 1.7%	242,739	*
240,000	12/29/2009	Nature Coast Bank, 1.8%	242,819	*
240,000	12/18/2009	Anchorbank, 2.5%	244,701	*
240,000	11/12/2009	Huntington National Bank, 3.8%	247,964	*
240,000	11/17/2009	Mercantile Bank of Michigan, 3.6%	247,527	*
240,000	12/17/2009	Goldman Sachs Bank, 2.5%	244,734	*
240,000	12/18/2009	GE Money Bank, 2.6%	244,812	*
15,000,000	2/2/2010	Harris Bank, 2.0%	15,195,813	1.8%
245,000	6/24/2010	Westernbank, 1.5%	245,071	*
	Total Certificates of deposit		$17,398,849	2.1%
____________
*	Represents less than 0.1% of partners’ capital.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
September 30, 2009
(Unaudited)

Government-sponsored enterprises
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$10,000,000	10/5/2009	Federal Home Loan Bank, 3 month LIBOR minus 4 basis points quarterly reset	$10,013,151	1.2%
15,000,000	10/19/2009	Freddie Mac, 1 month LIBOR minus 6 basis points monthly reset	15,000,692	1.8%
20,000,000	12/28/2009	Federal Home Loan Bank Discount Note, 0.9%	19,958,444	2.4%
20,000,000	12/30/2009	Farmer Mac, 1.0%	20,050,556	2.4%
20,000,000	2/5/2010	Federal Home Loan Bank, 1.0%	20,030,402	2.4%
12,700,000	2/19/2010	Federal Home Loan Bank, 3 month LIBOR minus 3.5 basis points quarterly reset	12,697,032	1.5%
20,000,000	3/4/2010	Federal Home Loan Bank, 1.1%	20,015,750	2.4%
14,500,000	6/25/2010	Federal Home Loan Bank, 0.7%	14,532,987	1.7%
20,000,000	8/5/2010	Fannie Mae, 3 month LIBOR minus 5 basis points quarterly reset	20,012,050	2.4%
25,000,000	8/24/2010	Freddie Mac, 3 month LIBOR minus 2 basis points quarterly reset	25,010,209	3.0%
25,000,000	9/3/2010	Freddie Mac, 3 month LIBOR minus 2 basis points quarterly reset	25,006,113	3.0%
25,000,000	9/24/2010	Freddie Mac, 3 month LIBOR minus 3 basis points quarterly reset	25,001,243	3.0%
10,000,000	11/8/2010	Federal Home Loan Bank, 3 month LIBOR minus 19 basis points quarterly reset	10,004,110	1.2%
24,500,000	11/26/2010	Federal Home Loan Bank, 3 month LIBOR minus 15 basis points quarterly reset	24,501,796	2.9%
14,500,000	12/6/2010	Federal Home Loan Bank, 3 month LIBOR minus 15 basis points quarterly reset	14,501,731	1.7%
25,000,000	2/1/2011	Freddie Mac, 3 month LIBOR minus 13 basis points quarterly reset	25,013,544	3.0%
20,000,000	2/14/2011	Federal Farm Credit Bank, 1 month LIBOR minus 3 basis points monthly reset	19,993,697	2.4%
9,700,000	3/29/2011	Federal Home Loan Bank , 0.5%	9,700,269	1.2%
20,000,000	4/28/2011	Freddie Mac, 1.3%	20,106,250	2.4%
20,000,000	5/27/2011	Fannie Mae, 3 month LIBOR plus 10 basis points quarterly reset	20,007,557	2.4%
25,000,000	6/17/2011	Freddie Mac, 3 month LIBOR plus 10 basis points quarterly reset	25,003,825	3.0%
20,000,000	7/7/2011	Freddie Mac, 1.6%	20,063,484	2.4%
25,000,000	7/20/2011	Federal Home Loan Bank, 1.0%	25,049,306	3.0%
25,000,000	8/17/2011	Fannie Mae, 1.6%	25,016,493	3.0%
24,500,000	8/24/2011	Freddie Mac, 1.5%	24,537,771	2.9%
24,500,000	8/24/2011	Federal Home Loan Bank, 1.2%	24,530,217	2.9%
9,500,000	9/2/2011	Freddie Mac, 1.8%	9,513,392	1.1%
	Total Government-sponsored enterprises		$524,872,071	62.7%

U.S. Government securities
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$15,000,000	8/26/2010	U.S. Treasury Bills, 0.4%	$14,947,908	1.2%
30,000,000	9/23/2010	U.S. Treasury Bills, 0.4%	29,878,025	3.6%
	Total U.S. Government securities		$44,825,933	4.8%

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
September 30, 2009
(Unaudited)

U.S. Government securities in brokers’ trading accounts***
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$6,500,000	11/5/2009	U.S. Treasury Bills, 0.3% (cost $6,490,230)	$6,497,841	0.8%
4,000,000	11/12/2009	U.S. Treasury Bills, 0.3% (cost $3,994,976)	3,998,605	0.5%
3,500,000	11/27/2009	U.S. Treasury Bills, 0.3% (cost $3,494,840)	3,498,145	0.4%
10,000,000	12/3/2009	U.S. Treasury Bills, 0.2% (cost $9,990,039)	9,995,783	1.2%
3,500,000	12/3/2009	U.S. Treasury Bills, 0.3% (cost $3,494,635)	3,497,824	0.4%
1,000,000	12/10/2009	U.S. Treasury Bills, 0.3% (cost $998,559)	999,355	0.1%
23,000,000	12/15/2009	U.S. Treasury Notes, 3.5% (cost $23,704,375)	23,394,111	2.8%
4,500,000	12/17/2009	U.S. Treasury Bills, 0.3% (cost $4,493,180)	4,496,516	0.5%
6,700,000	12/31/2009	U.S Treasury Bills, 0.3% (cost $6,688,822)	6,693,325	0.8%
5,000,000	1/14/2010	U.S Treasury Bills, 0.3% (cost $4,993,138)	4,995,399	0.6%
7,000,000	1/14/2010	U.S Treasury Bills, 0.2% (cost $6,992,117)	6,994,538	0.8%
3,500,000	2/4/2010	U.S Treasury Bills, 0.3% (cost $3,495,353)	3,496,362	0.4%
10,000,000	3/4/2010	U.S Treasury Bills, 0.2% (cost $9,991,203)	9,991,550	1.2%
1,300,000	3/11/2010	U.S Treasury Bills, 0.2% (cost $1,298,718)	1,298,761	0.2%
	Total U.S. Government securities		$89,848,115	10.7%
____________
***	Pledged as collateral for the trading of futures, forward and option on futures contracts.

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
Futures Contracts*
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

____________
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
____________
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

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Operations
For the Three Months Ended September 30, 2009 and 2008

	September 30, 2009		September 30, 2008
	Class A, Class B, Legacy 1 Class, Legacy 2 Class	GAM 1 Class, GAM 2 Class, GAM 3 Class	Class A, Class B
	(Unaudited)	(Unaudited)	(Unaudited)

Net gains (losses) on investments
Net gain (loss) from trading
Realized	$1,845,064	$–	$(5,311,272)
Change in unrealized	23,885,788	–	(12,847,743)
Commissions	(3,141,586)	–	(1,701,641)

Net gains (losses) from trading	22,589,266	–	(19,860,656)

Income allocated from Dearborn Select Master Fund, SPC	–	–	(9,894,659)
Gain from investments in unconsolidated trading companies	–	608,330	–
Total gains (losses) on investments	22,589,266	608,330	(29,755,315)

Net investment income
Income
Interest income	1,160,703	39,010	2,893,792

Expenses from operations
Brokerage commission	13,057,517	228,090	8,491,761
Incentive fees	1,788,829	127,802	111,614
Operating expenses	510,817	12,780	350,687
Organizational and offering costs	573,982	15,336	–

Total expenses	15,931,145	384,008	8,954,062

Net investment (loss)	(14,770,442)	(344,998)	(6,060,270)

Non-controlling interests in (earnings) losses	(608,330)	–	–

Net income (loss)	$7,210,494	$263,332	$(35,815,585)

Net income (loss) per unit from operations (based on weighted average number of units outstanding during the period):
General Partner & Limited Partner Class A Units		$15.03	$	N/A		$(93.39)
General Partner & Limited Partner Class B Units		$10.91	$	N/A		$(82.55)
General Partner & Limited Partner Legacy 1 Class Units		$13.49	$	N/A	$	N/A
General Partner & Limited Partner Legacy 2 Class Units		$13.31	$	N/A	$	N/A
General Partner & Limited Partner GAM 1 Class Units	$	N/A		$10.05	$	N/A
General Partner & Limited Partner GAM 2 Class Units	$	N/A		$8.81	$	N/A
General Partner & Limited Partner GAM 3 Class Units	$	N/A		$4.47	$	N/A

Increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units		$15.03	$	N/A		$(94.13)
General Partner & Limited Partner Class B Units		$10.91	$	N/A		$(84.47)
General Partner & Limited Partner Legacy 1 Class Units		$13.49	$	N/A	$	N/A
General Partner & Limited Partner Legacy 2 Class Units		$13.31	$	N/A	$	N/A
General Partner & Limited Partner GAM 1 Class Units	$	N/A		$10.05	$	N/A
General Partner & Limited Partner GAM 2 Class Units	$	N/A		$8.81	$	N/A
General Partner & Limited Partner GAM 3 Class Units	$	N/A		$4.47	$	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Operations
For the Nine Months Ended September 30, 2009 and 2008

	September 30, 2009		September 30, 2008
	Class A, Class B, Legacy 1 Class, Legacy 2 Class	GAM 1 Class, GAM 2 Class, GAM 3 Class	Class A, Class B
	(Unaudited)	(Unaudited)	(Unaudited)

Net gains (losses) on investments
Net gain (loss) from trading
Realized	$(32,650,299)	$–	$81,411,635
Change in unrealized	18,752,471	–	(4,844,873)
Commissions	(8,705,979)	–	(4,866,660)

Net gains (losses) from trading	(22,603,807)	–	71,700,102

Income allocated from Dearborn Select Master Fund, SPC	–	–	6,542,915
Loss allocated from GP 1, LLC	(2,740,621)	–	–
Gain from investments in unconsolidated trading companies	–	437,553	–
Total gains (losses) on investments	(25,344,428)	437,553	78,243,017

Net investment income
Income
Interest income	5,133,333	39,010	9,301,255

Expenses from operations
Brokerage commission	38,232,727	280,385	24,506,603
Incentive fees	4,197,484	144,478	17,007,165
Operating expenses	1,516,188	15,940	1,015,952
Organizational and offering costs	2,223,190	19,128	–

Total expenses	46,169,589	459,931	42,529,720

Net investment (loss)	(41,036,256)	(420,921)	(33,228,465)

Non-controlling interest in (earnings) losses	(437,553)	–	–

Net income (loss)	$(66,818,237)	$16,632	$45,014,552

Net income (loss) per unit from operations (based on weighted average number of units outstanding during the period):
General Partner & Limited Partner Class A Units		$(114.68)	$	N/A		$135.77
General Partner & Limited Partner Class B Units		$(106.02)	$	N/A		$114.26
General Partner & Limited Partner Legacy 1 Class Units		$(17.05)	$	N/A	$	N/A
General Partner & Limited Partner Legacy 2 Class Units		$(18.05)	$	N/A	$	N/A
General Partner & Limited Partner GAM 1 Class Units	$	N/A		$(5.27)	$	N/A
General Partner & Limited Partner GAM 2 Class Units	$	N/A		$(7.46)	$	N/A
General Partner & Limited Partner GAM 3 Class Units	$	N/A		$(17.78)	$	N/A

Increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units		$(114.68)	$	N/A		$133.52
General Partner & Limited Partner Class B Units		$(106.02)	$	N/A		$108.42
General Partner & Limited Partner Legacy 1 Class Units		$(17.05)	$	N/A	$	N/A
General Partner & Limited Partner Legacy 2 Class Units		$(18.05)	$	N/A	$	N/A
General Partner & Limited Partner GAM 1 Class Units	$	N/A		$(5.27)	$	N/A
General Partner & Limited Partner GAM 2 Class Units	$	N/A		$(7.46)	$	N/A
General Partner & Limited Partner GAM 3 Class Units	$	N/A		$(17.78)	$	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
Nine Months Ended September 30, 2009
(Unaudited)

	Class A				Class B
	General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount
Partners’ capital, December 31, 2008	4,348.18	$6,827,509	52,408.70	$82,292,140	—	$—	408,160.74	$554,475,560
Contributions	—	—	1,656.55	2,601,110	1,978.62	2,650,000	199,466.15	267,192,606
Redemptions	—	—	(1,883.09)	(2,856,298)	—	—	(8,105.44)	(10,672,187)
Net income (loss)	—	(335,375)	—	(4,125,336)	—	(99,588)	—	(38,223,165)
Partners’ capital, March 31, 2009	4,348.18	$6,492,134	52,182.16	$77,911,616	1,978.62	$2,550,412	599,521.45	$772,772,814
Contributions	—	—	—	—	—	—	—	—
Redemptions	(1,339.52)	(2,000,000)	(949.58)	(1,393,123)	(1,551.61)	(2,000,000)	(8,422.19)	(10,641,580)
Net income (loss)	—	(158,207)	—	(2,718,689)	—	(20,255)	—	(28,251,693)
Partners’ capital, June 30, 2009	3,008.66	$4,333,927	51,232.58	$73,799,804	427.01	$530,157	591,099.26	$733,879,541
Contributions	—	—	—	—	—	—	—	—
Redemptions	—	—	(1,577.20)	(2,275,793)	—	—	(10,810.14)	(13,420,727)
Net income (loss)	—	45,226	—	750,291	—	4,656	—	6,327,070
Partners’ capital, September 30, 2009	3,008.66	$4,379,153	49,655.38	$72,274,302	427.01	$534,813	580,289.12	$726,785,884

Net asset value per unit at December 31, 2008	$1,570.20	$1,358.47
Net asset value per unit at March 31, 2009	$1,493.07	$1,288.98
Net asset value per unit at June 30, 2009	$1,440.49	$1,241.55
Net asset value per unit at September 30, 2009	$1,455.52	$1,252.46

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
Nine Months Ended September 30, 2009
(Unaudited) (continued)

	Legacy 1 Class				Legacy 2 Class				Non-Controlling
	General Partner		Limited Partners		General Partner		Limited Partners		Interests
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Partners’ capital, December 31, 2008	—	$—	—	$—	—	$—	—	$—	—	$—	$643,595,209
Contributions	—	—	—	—	—	—	—	—	—	—	272,443,716
Redemptions	—	—	—	—	—	—	—	—	—	—	(13,528,485)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(42,783,464)
Partners’ capital, March 31, 2009	—	$—	—	$—	—	$—	—	$—	—	$—	$859,726,976
Contributions	1,025.00	1,025,000	385.12	384,527	1,000.00	1,000,000	839.75	836,009	9,056.93	9,119,954	12,365,490
Redemptions	—	—	—	—	—	—	—	—	—	—	(16,034,703)
Net income (loss)	—	(31,303)	—	(11,169)	—	(31,360)	—	(22,591)	—	(246,700)	(31,491,967)
Partners’ capital, June 30, 2009	1,025.00	$993,697	385.12	$373,358	1,000.00	$968,640	839.75	$813,418	9,056.93	$8,873,254	$824,565,796
Contributions	—	—	1,891.16	1,831,650	—	—	754.90	728,810	17,900.42	17,420,823	19,981,283
Redemptions	—	—	—	—	—	—	(.25)	(250)	(.25)	(250)	(15,697,020)
Net income (loss)	—	13,831	—	32,474	—	13,309	—	23,637	—	263,332	7,473,826
Partners’ capital, September 30, 2009	1,025.00	$1,007,528	2,276.28	$2,237,482	1,000.00	$981,949	1,594.40	$1,565,615	26,957.10	$26,557,159	$836,323,885

Net asset value per unit at December 31, 2008
Net asset value per unit at March 31, 2009
Net asset value per unit at June 30, 2009	$969.46	$968.64
Net asset value per unit at September 30, 2009	$982.95	$981.95

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
Nine Months Ended September 30, 2009
(Unaudited) (continued)

	GAM 1 Class				GAM 2 Class				GAM 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Partners’ capital, March 31, 2009	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$—
Contributions	1,044.66	1,045,000	570.11	575,393	500.00	500,000	614.40	620,794	500.00	500,000	5,827.76	5,878,767	9,119,954
Redemptions	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	(16,337)	—	(14,013)	—	(8,137)	—	(16,392)	—	(11,127)	—	(180,694)	(246,700)
Partners’ capital, June 30, 2009	1,044.66	$1,028,663	570.11	$561,380	500.00	$491,863	614.40	$604,402	500.00	$488,873	5,827.76	$5,698,073	$8,873,254
Contributions	—	—	1,693.42	1,660,300	61.52	60,000	2,510.47	2,456,984	—	—	13,635.00	13,243,539	17,420,823
Redemptions	—	—	—	—	—	—	(.25)	(250)	—	—	—	—	(250)
Net income (loss)	—	10,496	—	29,938	—	5,468	—	40,171	—	2,235	—	175,024	263,332
Partners’ capital, September 30, 2009	1,044.66	$1,039,159	2,263.53	$2,251,618	561.52	$557,331	3,124.62	$3,101,307	500.00	$491,108	19,462.76	$19,116,636	$26,557,159

Net asset value per unit at March 31, 2009
Net asset value per unit at June 30, 2009	$984.69	$983.73	$977.75
Net asset value per unit at September 30, 2009	$994.74	$992.54	$982.22

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Statements of Changes in Partners’ Capital (Net Asset Value) (continued)
Nine Months Ended September 30, 2008
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

The Partnership is a multi-advisor pool that carries out its purpose through trading by independent professional commodity trading advisors retained by Dearborn Capital Management, L.L.C. (the “General Partner”), the Partnership and, effective April 1, 2009, the Partnership’s subsidiary trading companies (each a “Trading Company” and collectively, the “Trading Companies”).  The Trading Companies were set up to, among other things, segregate risk by commodity trading advisor.  Effectively, this new structure isolates one trading advisor from another and any losses from one Trading Company will not carry over to the other Trading Companies.  The following is a list of the trading companies, for which the Partnership is the sole member and all of which were organized as Delaware limited liability companies during the period from December 16, 2008 through February 6, 2009:

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

  Presentation of financial information:  The financial statements include the accounts of the Partnership and were prepared without audit according to the rules and regulations of the SEC.  The Partnership follows accounting standards set by the Financial Accounting Standards Board (“FASB”).  The FASB sets generally accepted accounting principles (“GAAP”) that the Partnership follows to ensure consistent reporting.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, (the “Codification” or “ASC”).  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.    Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In our opinion, the accompanying interim, unaudited, financial statements contain all adjustments (consisting of normal recurring accruals) necessary and adequate disclosures to present fairly the financial position as of September 30, 2009 and the results of operations for the three and nine months ended September 30, 2009 and 2008.

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

The Class A and Class B units, are outstanding, but are no longer offered by the Partnership.  Both Class A and Class B units are traded pursuant to identical trading programs and differ only in respect to the General Partner’s brokerage commission.

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

All revenues, expenses, assets and liabilities borne by a specific Class are allocated to that Class in the consolidated financial statements.  An inter-class receivable is set up in the consolidated statement of financial condition of GAM 1, GAM 2 and GAM 3 Class units which represents cash due from Class A, Class B, Legacy 1 Class and Legacy 2 Class units.  A corresponding inter-class payable is shown in the statement of financial condition of Class A, Class B, Legacy 1 Class and Legacy 2 Class units which represents cash payable to GAM 1, GAM 2 and GAM 3 Class units.  This inter-class receivable/payable represents the portion of GAM 1, GAM 2 and GAM 3 Class units’ cash that is invested in GP Cash Management, LLC and is included in Class A, Class B, Legacy 1 Class and Legacy 2 Class units’ financial statements.  This inter-class receivable is used by GAM 1, GAM 2 and GAM 3 Class units to cover their share of the brokerage commission payable, accrued incentive fees payable, organization and offering costs payable and accrued operating expenses payable.

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

For the period January 1, 2009 through March 31, 2009, The Partnership did not consolidate the results of GP 1 in its financial statements in accordance with FASB ASC 810, Consolidation, because the control and ownership structure was deemed to be temporary and the consolidation of these balances would not have enhanced the usefulness or understandability of information to the investor.

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

Revenue recognition:  Futures, options on futures, and forward contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are liquidated.  Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the consolidated statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with FASB ASC 210-20, Balance Sheet, Offsetting.  Any change in net unrealized gain or loss from the preceding period is reported in the consolidated statement of operations.  Fair value of exchange-traded contracts is based upon exchange settlement prices.  Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.  Government-sponsored enterprises and commercial paper are stated at cost plus accrued interest, which approximates fair value.

Redemptions payable:  Pursuant to the provisions of FASB ASC 480, Distinguishing Liabilities from Equity, redemptions approved by the General Partner prior to month end with a fixed effective date and fixed amount are recorded as redemptions payable as of month end.

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

“Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions.  In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses are charged against partners’ capital at the time of reimbursement or accrual.  Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued.  If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner.  At September 30, 2009, all organization and offering costs incurred by the General Partner have been reimbursed.

Effective January 1, 2009, the Partnership has changed its accounting policy with respect to organization and offering costs.  Prior to that date, the Partnership charged organization and offering costs directly to partners’ capital.  The Partnership charges organization and offering costs to expense from operations as opposed to taking a direct charge to partners’ capital.  This change was done on a prospective basis starting January 1, 2009.  The effect of the change on net income (loss) is an increase in expense from operations of $589,318 and $2,242,318 and no change to partners’ capital for the three and nine months ended September 30, 2009, respectively.  There is no cumulative effect of the change on the net asset value of the Partnership.

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

Statement of Cash Flows:  The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows.

Recently adopted accounting pronouncements:   FASB ASC 810, Consolidation, was issued to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  FASB ASC 810 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, FASB ASC 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  The provisions of FASB ASC 810 were effective on January 1, 2009 and did not have a significant impact on the Partnership’s financial statements.

FASB ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The provisions of FASB ASC 855 were effective for interim and annual periods ending after June 15, 2009.  See Note 13.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. GAAP.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification combines all authoritative standards into a comprehensive, topically organized online database.  After the Codification launch on July 1, 2009 only one level of authoritative GAAP exists, other than guidance issued by the SEC.  All other accounting literature excluded from the Codification is considered non-authoritative.  The Codification impacts the Partnership’s financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.  The adoption of FASB ASC 105 did not impact the Partnership’s financial condition or results of operations.

Note 2.   Fair Value Measurements

The Partnership adopted the provisions of FASB ASC 820, Fair Value Measurements and Disclosures, on January 1, 2008.  FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Inputs are broadly defined under FASB ASC 820 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under FASB ASC 820 are described below:

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 for Class A, Class B, Legacy 1 Class, and Legacy 2 Class:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$89,848,115	$–	$–	$89,848,115
Futures contracts	20,437,595	–	–	20,437,595
Forward contracts	3,009,620	–	–	3,009,620
Options on futures contracts	139,450	–	–	139,450
Cash and cash equivalents
Certificates of deposit	–	27,297,856	–	27,297,856
Commercial paper	77,487,094	–	–	77,487,094
Certificates of deposit	–	17,398,849	–	17,398,849
Government-sponsored enterprises	524,872,071	–	–	524,872,071
U.S. Government securities	44,825,933	–	–	44,825,933

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 for GAM 1 Class, GAM 2 Class and GAM 3 Class:

Assets	Level 1	Level 2	Level 3	Total

Investment in unconsolidated trading companies	$26,170,181	$–	$–	$26,170,181

Note 3.   Investment in unconsolidated trading companies

The following table summarizes the GAM 1 Class, GAM 2 Class and GAM 3 Class investments in unconsolidated Trading Companies as of September 30, 2009.

GAM 1 Class, GAM 2 Class and GAM 3 Class	Percentage of Net Assets Invested in Trading Companies	Fair Value

GP 1, GP 3, GP 4, GP 6, GP 7, GP 9, GP 11*	99%	$26,170,181
____________
*
The investment objective of each Trading Company is speculative trading of futures contracts, options on futures contracts, forward contracts, swaps, derivatives and synthetics.   Liquidity provision is monthly.

Summarized information reflecting the total assets, liabilities and capital for the unconsolidated trading companies is shown in the following table.

	September 30, 2009
	GP 1, LLC	GP 3, LLC	GP 4, LLC	GP 6, LLC	GP 7, LLC	GP 9, LLC	GP 11, LLC
Total Assets	$133,631,029	$78,361,908	$123,930,973	$64,505,491	$77,562,474	$71,076,353	$69,346,915

Total Liabilities	948,452	526,015	843,878	806,542	1,999,918	490,154	436,148

Total Capital	$132,682,577	$77,835,893	$123,087,095	$63,698,949	$75,562,556	$70,586,199	$68,910,767

Summarized information reflecting the statement of operations for the three and nine months ended September 30, 2009 for the unconsolidated trading companies is shown in the following tables.

	For the Three Months Ended September 30, 2009*
	GP 1, LLC	GP 3, LLC	GP 4, LLC	GP 6, LLC	GP 7, LLC	GP 9, LLC	GP 11, LLC
Net gain (loss) from trading, less commissions	$1,789,253	$3,703,952	$2,152,309	$5,474,670	$5,616,524	$(2,890,387)	$(1,717,693)

Interest income	196,260	110,302	163,223	86,375	107,088	103,490	99,917
Expenses	2,271,248	1,337,615	2,112,738	1,452,159	2,777,355	1,219,925	1,144,979
Net investment income (loss)	(2,074,988)	(1,227,313)	(1,949,515)	(1,365,784)	(2,670,267)	(1,116,435)	(1,045,062)

Net income (loss)	$(285,735)	$2,476,639	$202,794	$4,108,886	$2,946,257	$(4,006,822)	$(2,762,755)
____________
*	GP 1, LLC began trading January 1, 2009. GP 3, LLC, GP 4, LLC, GP 6, LLC, GP 7, LLC, GP 9, LLC and GP 11, LLC began trading April 1, 2009.

	For the Nine Months Ended September 30, 2009*
	GP 1, LLC	GP 3, LLC	GP 4, LLC	GP 6, LLC	GP 7, LLC	GP 9, LLC	GP 11, LLC
Net gain (loss) from trading, less commissions	$(9,407,365)	$186,725	$(19,403,551)	$2,613,362	$14,980,487	$(4,838,180)	$(2,684,815)

Interest income	929,927	503,603	791,483	387,927	382,726	436,860	316,907
Expenses	7,416,021	3,981,371	6,643,263	3,550,471	7,212,775	3,577,873	2,764,623
Net investment income (loss)	(6,486,094)	(3,477,768)	(5,851,780)	(3,162,544)	(6,830,049)	(3,141,013)	(2,447,716)

Net income (loss)	$(15,893,459)	$(3,291,043)	$(25,255,331)	$(549,182)	$8,150,438	$(7,979,193)	$(5,132,531)
____________
*	GP 1, LLC began trading January 1, 2009. GP 3, LLC, GP 4, LLC, GP 6, LLC, GP 7, LLC, GP 9, LLC and GP 11, LLC began trading April 1, 2009.

Summarized information reflecting the GAM 1, GAM 2 and GAM 3 Class investment in, and the allocated results of the operations of the unconsolidated trading companies for the three and nine months ended September 30, 2009, is shown in the following tables.

For the Three Months Ended September 30, 2009
Trading Company	Net Gains (Losses) from Trading	Interest Income	Expenses		Net Income (Loss)
			Commissions	Other

GP 1, LLC	$99,110	$4,814	$12,169	$50,848	$40,907

GP 3, LLC	158,732	4,066	10,678	56,514	95,606

GP 4, LLC	81,218	4,151	11,818	39,486	34,065

GP 6, LLC	172,079	2,415	6,593	48,535	119,366

GP 7, LLC	275,274	5,101	13,376	114,388	152,611

GP 9, LLC	(99,253)	4,697	12,032	40,203	(146,791)

GP 11, LLC	7,585	3,530	8,873	30,225	(27,983)

	For the Nine Months Ended September 30, 2009
Trading Company	Net Gains (Losses) from Trading	Interest Income	Expenses		Net Income (Loss)
			Commissions	Other

GP 1, LLC	$59,157	$6,384	$15,095	$59,995	$(9,549)

GP 3, LLC	102,173	5,416	13,257	64,572	29,760

GP 4, LLC	(7,096)	5,536	14,711	48,520	(64,791)

GP 6, LLC	149,626	3,227	8,146	53,383	91,324

GP 7, LLC	335,967	6,760	16,745	140,246	185,736

GP 9, LLC	(103,036)	6,283	15,062	49,735	(161,550)

GP 11, LLC	(3,599)	4,704	11,197	38,775	(48,867)

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

The inter-class receivable in the GAM 1, GAM 2 and GAM 3 Class consolidated statement of financial condition and the corresponding inter-class payable in the Class A, Class B, Legacy 1 Class and Legacy 2 Class consolidated statement of financial condition is $266,945 as of September 30, 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009		2008
	(Unaudited)		(Unaudited)

Total return – Class A Units	1.04%	(6.12)%	(7.30	) %	10.20%
Total return – Class B Units	0.88%	(6.32)%	(7.80	) %	9.49%
Total return – Legacy 1 Class Units	1.39%	−	(1.70	) %	−
Total return – Legacy 2 Class Units	1.37%	−	(1.81	) %	−
Ratios as a percentage of average net asset value: (1)
Interest income (2)	0.57%	2.08%	0.87%		2.37%

Expenses prior to incentive fees (2)	7.00%	6.35%	7.15%		6.50%
Incentive fees (3)	0.22%	0.02%	0.54%		3.25%
Total expenses (2)	7.22%	6.37%	7.69%		9.75%
Net investment loss (2) (4)	(6.43)%	(4.27)%	(6.28)%		(4.13)%
____________
(1)
Legacy 1 Class and Legacy 2 Class Units began trading April 1, 2009.  These units exclude the classes of the Partnership’s proportionate share of expenses and net investment income (loss) from GP 1, LLC from January 1, 2009 to March 31, 2009, and Dearborn Select Master Fund, SPC – Winton Segregated Portfolio for 2008.

(2)	Annualized
(3)	Not annualized.
(4)	Excludes incentive fee.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Total return – GAM 1 Class Units	1.02%	−	(0.53)%	−
Total return – GAM 2 Class Units	0.90%	−	(0.75)%	−
Total return – GAM 3 Class Units	0.46%	−	(1.78)%	−
Ratios as a percentage of average net asset value: (1)
Interest income (2)	0.89%	−	0.72%	−

Expenses prior to incentive fees (2)	5.87%	−	5.81%	−
Incentive fees (3)	0.73%	−	1.33%	−
Total expenses (2)	6.60%	−	7.14%	−
Net investment loss (2) (4)	(4.98)%	−	(5.09)%	−
____________
(1)	GAM 1 Class, GAM 2 Class and GAM 3 Class Units began trading April 1, 2009.
(2)	Annualized
(3)	Not annualized.
(4)	Excludes incentive fee.

The interest income and expense ratios above are computed based upon the weighted average net assets of the classes of the Partnership for the three and nine months ended September 30, 2009 and 2008 (annualized).

The following per unit performance calculations reflect activity related to the classes of the Partnership for the three and nine months ended September 30, 2009 and 2008.

Class A Units	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,440.49	$1,537.12	$1,570.20	$1,309.47
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading, net of non-controlling interests (1)	39.21	(73.72)	(45.63)	251.83
Expenses net of interest income (1)	(24.18)	(19.67)	(69.05)	(116.06)
Total income (loss) from operations	15.03	(93.39)	(114.68)	135.77
Organization and offering costs (1) (2)	−	(0.74)	−	(2.25)
Net asset value per unit at end of period	$1,455.52	$1,442.99	$1,455.52	$1,442.99

Class B Units	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,241.55	$1,335.57	$1,358.47	$1,142.68
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading, net of non-controlling interests (1)	33.75	(64.05)	(38.04)	217.62
Expenses net of interest income (1)	(22.84)	(18.50)	(67.97)	(103.36)
Total income (loss) from operations	10.91	(82.55)	(106.01)	114.26
Organization and offering costs (1) (2)	−	(1.92)	−	(5.84)
Net asset value per unit at end of period	$1,252.46	$1,251.10	$1,252.46	$1,251.10

Legacy 1 Class Units	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008
	(Unaudited)			(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$969.46	$	−	$1,000.00	$	−
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading, net of non-controlling interests (1)	28.59		−	9.64		−
Expenses net of interest income (1)	(15.10)		−	(26.69)		−
Total income (loss) from operations	13.49		−	(17.05)		−
Organization and offering costs (1) (2)	−		−	−		−
Net asset value per unit at end of period	$982.95	$	−	$982.95	$	−

Legacy 2 Class Units	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008
	(Unaudited)			(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$968.64	$	−	$1,000.00	$	−
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	27.28		−	8.30		−
Expenses net of interest income (1)	(13.97)		−	(26.35)		−
Total income (loss) from operations	13.31		−	(18.05)		−
Organization and offering costs (1) (2)	−		−	−		−
Net asset value per unit at end of period	$981.95	$	−	$981.95	$	−

GAM 1 Class Units	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008
	(Unaudited)			(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$984.69	$	−	$1,000.00	$	−
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	24.23		−	21.96		−
Expenses net of interest income (1)	(14.18)		−	(27.22)		−
Total income (loss) from operations	10.05		−	(5.26)		−
Organization and offering costs (1) (2)	−		−	−		−
Net asset value per unit at end of period	$994.74	$	−	$994.74	$	−

GAM 2 Class Units	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008
	(Unaudited)			(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$983.73	$	−	$1,000.00	$	−
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	25.66		−	23.40		−
Expenses net of interest income (1)	(16.85)		−	(30.86)		−
Total income (loss) from operations	8.81		−	(7.46)		−
Organization and offering costs (1) (2)	−		−	−		−
Net asset value per unit at end of period	$992.54	$	−	$992.54	$	−

GAM 3 Class Units	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008
	(Unaudited)			(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$977.75	$	−	$1,000.00	$	−
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	25.94		−	22.71		−
Expenses net of interest income (1)	(21.47)		−	(40.49)		−
Total income (loss) from operations	4.47		−	(17.78)		−
Organization and offering costs (1) (2)	−		−	−		−
Net asset value per unit at end of period	$982.22	$	−	$982.22	$	−
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

Net trading results from derivatives for the three and nine months ended September 30, 2009 and 2008, are reflected in the consolidated statements of operations.  Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contract, and forward contracts.

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

In the case of forward contracts, over-the-counter options contracts or swap contracts in the foreign exchange market, which are traded on the interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a clearinghouse backed by a group of financial institutions; thus, there likely will be greater counterparty credit risk.  The Partnership trades only with those counterparties that it believes to be creditworthy.  All positions of the Partnership are valued each day on a mark-to-market basis.  There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Partnership.

The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Contracts (non-exchange-traded)		Option Contracts (exchange-traded)		Total
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Gross unrealized gains	$45,423,342	$27,066,816	$10,339,841	$1,785,615	$152,070	$–	$55,915,253	$28,852,431
Gross unrealized (losses)	(24,985,747)	(20,463,377)	(7,330,221)	(3,178,823)	(12,620)	–	(32,328,588)	(23,642,200)
Net unrealized gain (loss)	$20,437,595	$6,603,439	$3,009,620	$(1,393,208)	$139,450	$–	$23,586,665	$5,210,231

The General Partner has established procedures to actively monitor and minimize market and credit risks.  The limited partners bear the risk of loss only to the extent of the fair value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 11.   Derivative Instruments and Hedging Activities

The Partnership adopted the provisions of FASB ASC 815, Derivatives and Hedging, effective January 1, 2009.  FASB ASC 815 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  FASB ASC 815 applies to all derivative instruments within the scope of FASB ASC 815-10-05.  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under FASB ASC 815-10-05.  FASB ASC 815 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in FASB ASC 815-10-05 and generally increases the level of disaggregation that will be required in an entity’s financial statements.  FASB ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements.

The Partnership’s business is speculative trading.  The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05.  For the three and nine months ended September 30, 2009, the monthly average futures contracts bought and sold was approximately 3,713 and 3,448, respectively and 2,925 and 2,819, respectively.  The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments

	Asset Derivatives* September 30, 2009	Liability Derivatives* September 30, 2009	Fair Value	Statement of Financial Position Location

Currencies contracts	$9,129,921	$-	$9,129,921	Unrealized gain (loss) on open contracts, net
Energy contracts	-	(1,888,705)	(1,888,705)	Unrealized gain (loss) on open contracts, net
Grains contracts	166,701	-	166,701	Unrealized gain (loss) on open contracts, net
Interest rates contracts	8,464,646	-	8,464,646	Unrealized gain (loss) on open contracts, net
Meats contracts	-	(130,784)	(130,784)	Unrealized gain (loss) on open contracts, net
Metals contracts	3,339,283	-	3,339,283	Unrealized gain (loss) on open contracts, net
Soft commodities contracts	3,101,283	-	3,101,283	Unrealized gain (loss) on open contracts, net
Stock indices contracts	1,404,320	-	1,404,320	Unrealized gain (loss) on open contracts, net
	$25,606,154	$(2,019,489)	$23,586,665	Unrealized gain (loss) on open contracts, net
____________
*
The fair values of all asset and liability derivatives, including currencies, energy, grains, interest rates, meats, metals, soft commodities and stock indices contracts, are included in equity in broker trading accounts in the consolidated statement of financial condition.

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2009

Type of contract	Location of Gain or Loss in Consolidated Statement of Operations	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Currencies contracts	Realized and Change in unrealized gains (losses) on trading	$7,980,966	$2,351,805
Energy contracts	Realized and Change in unrealized gains (losses) on trading	(194,169)	(10,170,185)
Grains contracts	Realized and Change in unrealized gains (losses) on trading	(1,677,061)	(1,971,252)
Interest rates contracts	Realized and Change in unrealized gains (losses) on trading	3,893,281	(9,101,749)
Meats contracts	Realized and Change in unrealized gains (losses) on trading	(835,869)	254,249
Metals contracts	Realized and Change in unrealized gains (losses) on trading	2,563,619	1,046,167
Softs commodities contracts	Realized and Change in unrealized gains (losses) on trading	4,470,511	(3,963,060)
Stock indices contracts	Realized and Change in unrealized gains (losses) on trading	9,529,574	7,656,197

	Realized and Change in unrealized gains (losses) on trading	$25,730,852	$(13,897,828)

Line Item in Consolidated Statement of Operations	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Realized	$1,845,064	$(32,650,299)

Change in unrealized	23,885,788	18,752,471

	$25,730,852	$(13,897,828)

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

Note 13.  Subsequent Events

Management of the Partnership evaluated subsequent events through November 16, 2009, the date these financial statements were issued.  From October 1, 2009 to November 16, 2009, there were aggregate contributions to and redemptions from the Partnership totaling approximately $17,688,000 and $0, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Grant Park Futures Fund Limited Partnership (“Grant Park”) is a multi-advisor commodity pool organized to pool assets of its investors for purposes of investing those assets in U.S. in the foreign exchange market and international commodity futures and forward contracts and other commodity interests, including options contracts on futures, forwards and commodities, spot contracts, swap contracts in the foreign exchange market and security futures.  The commodities underlying these contracts may include stock indices, interest rates, currencies or physical commodities, such as agricultural products, energy products or metals.  Grant Park has been in continuous operation since it commenced trading on January 1, 1989.  Grant Park’s general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C., an Illinois limited liability company.  The managing member of Dearborn Capital Management, L.L.C. is Dearborn Capital Management, Ltd., an Illinois corporation whose sole shareholder is David M. Kavanagh.

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

Grant Park invests through independent professional commodity trading advisors retained by the general partner.  Rabar Market Research, Inc. (“Rabar”), EMC Capital Management, Inc. (“EMC”), Eckhardt Trading Company (“ETC”), Graham Capital Management, L.P. (“Graham”), Winton Capital Management Limited (“Winton”), Welton Investment Corporation (“Welton”), Global Advisors L.P. (“Global Advisors”), Transtrend B.V. (“Transtrend”), Quantitative Investment Management LLC (“QIM”), and Revolution Capital Management, LLC (“RCM”), serve as Grant Park’s commodity trading advisors.  Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of September 30, 2009, the general partner allocated Grant Park’s net assets among its core trading advisors EMC, Winton and Welton and non-core trading advisors Rabar, ETC, Graham, Global Advisors, Transtrend, QIM and RCM.  No more than twenty percent of Grant Park’s assets are allocated to any one trading advisor.  The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

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

Effective January 1, 2009, the portion of Grant Park’s net assets allocated to the GP Class was reallocated to one of Grant Park’s trading companies, GP 1, LLC (“GP 1”), a Delaware limited liability company.  GP 1 allocates assets to Winton to be traded pursuant to Winton’s Diversified Program.  There have been no changes to the existing clearing broker arrangements/brokerage charge and no material changes to the other fees and expenses allocated to Grant Park as a result of this reallocation.

Effective April 1, 2009, in addition to the assets allocated by Grant Park to GP 1, Grant Park allocates assets to each of its following subsidiary limited liability trading companies (each a Trading Company and collectively, the “Trading Companies”):

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

Results of Operations

Grant Park’s net return, which consists of Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the quarter ended September 30, 2009 was approximately 1.0% for the Class A units, 0.9% for the Class B units, 1.4% for the Legacy 1 Class units, and 1.4% for the Legacy 2 Class units, 1.0% for the GAM 1 Class units, 0.9% for the GAM 2 Class units, and 0.5% for the GAM 3 Class units.  The net asset value at September 30, 2009 was approximately $836.3 million, at December 31, 2008 was approximately $643.6 million and at September 30, 2008 was approximately $565.8 million.

The table below sets forth Class A, Class B, Legacy 1 Class and Legacy 2 Class trading gains or losses by sector for the three and nine month periods ended September 30, 2009 and 2008, which include the investment in the GP Class for the three and nine month periods ended September 30, 2008.  The Legacy 1 Class and Legacy 2 Class units began trading on April 1, 2009.

	% Gain (Loss)
	Class A, Class B, Legacy 1 Class & Legacy 2 Class	Class A, Class B	Class A, Class B, Legacy 1 Class & Legacy 2 Class	Class A, Class B
	Three Months Ended September 30,		Nine Months ended September 30,
Sector	2009	2008	2009	2008
Interest Rates	0.3%	0.7%	(3.0)%	3.7%
Currencies	0.9	(2.8)	0.1	(0.4)
Stock Indices	2.6	2.4	3.6	2.3
Energy	(2.0)	(2.2)	(2.3)	6.9
Agriculturals	−	(1.6)	−	2.8
Metals	0.9	(0.6)	−	2.1
Softs	0.4	(0.5)	(0.1)	1.0
Meats	−	(0.2)	−	0.1
Total	3.1%	(4.8)%	(1.7)%	18.5%

The table below sets forth GAM 1 Class, GAM 2 Class and GAM 3 Class trading gains or losses by sector for the three and nine month periods ended September 30, 2009 and 2008.  The GAM 1 Class, GAM 2 Class and GAM 3 Class units began trading on April 1, 2009.

	% Gain (Loss)
	GAM 1 Class, GAM 2 Class & GAM 3 Class		GAM 1 Class, GAM 2 Class & GAM 3 Class
	Three Months Ended September 30,		Nine Months Ended September 30,
Sector	2009	2008	2009	2008
Interest Rates	0.1%	N/A	(2.6)	N/A
Currencies	0.3	N/A	0.5	N/A
Stock Indices	3.9	N/A	7.4	N/A
Energy	(2.7)	N/A	(3.2)	N/A
Agriculturals	−	N/A	−	N/A
Metals	0.8	N/A	0.4	N/A
Softs	0.3	N/A	0.5	N/A
Meats	−	N/A	−	N/A
Total	2.7%	N/A	3.0%	N/A

Three months ended September 30, 2009 compared to three months ended September 30, 2008

For the three months ended September 30, 2009, Grant Park had a positive return of approximately 1.0% for the Class A units, 0.9% for the Class B units, 1.4% for the Legacy 1 Class units, 1.4% for the Legacy 2 Class units, 1.0% for the GAM 1 Class units, 0.9% for the GAM 2 Class units, and 0.5% for the GAM 3 Class units.  On a combined unit basis for Class A, Class B, Legacy 1 Class and Legacy 2 Class units prior to expenses, approximately 3.1% resulted from trading gains which were further increased by 0.1% of interest income.  These gains were offset by approximately 2.3% in brokerage fees, performance fees and operating and offering costs borne by Class A, Class B, Legacy 1 Class and Legacy 2 Class units.  On a combined unit basis for GAM 1 Class, GAM 2 Class and GAM 3 Class units prior to expenses, approximately 2.7% resulted from trading gains which were further increased by 0.1% of interest income.  These gains were offset by approximately 2.2% in brokerage fees, performance fees and operating and offering costs borne by GAM 1 Class, GAM 2 Class and GAM 3 Class units.  For the same period in 2008, Grant Park had a negative return of approximately 6.1% for the Class A units and 6.3% for the Class B units.  On a combined unit basis for Class A and Class B units prior to expenses, approximately 4.8% resulted from trading losses which were offset by 0.6% of interest income.  The trading losses were further increased by approximately 2.1% in brokerage fees, performance fees and operating and offering costs borne by Class A and Class B units.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

For the nine months ended September 30, 2009, Grant Park had a negative return of approximately 7.3% for the Class A units, 7.8% for the Class B units, 1.7% for the Legacy 1 Class units, 1.8% for the Legacy 2 Class units, 0.5% for the GAM 1 Class units, 0.8% for the GAM 2 Class units, and 1.8% for the GAM 3 Class units.  On a combined unit basis for Class A, Class B, Legacy 1 Class and Legacy 2 Class units prior to expenses, approximately 1.7 % resulted from trading losses which were offset by 0.7% of interest income.  The trading losses were further increased by approximately 6.8% in brokerage fees, performance fees and operating and offering costs borne by Class A, Class B, Legacy 1 Class and Legacy 2 Class units.  On a combined unit basis for GAM 1 Class, GAM 2 Class and GAM 3 Class units prior to expenses, approximately 3.0% resulted from trading gains which were further increased by 0.4% of interest income.  These gains were offset by approximately 4.7% in brokerage fees, performance fees and operating and offering costs borne by GAM 1 Class, GAM 2 Class and GAM 3 Class units.  For the same period in 2008, Grant Park had a positive return of approximately 10.2% for the Class A units and 9.5% for the Class B units.  On a combined unit basis for Class A and Class B units prior to expenses, approximately 18.5% resulted from trading gains and 2.2% was due to interest income.  These gains were offset by approximately 11.1% in brokerage fees, performance fees and operating and offering costs borne by Class A and Class B units.

Three months ended September 30, 2009

Grains prices generally declined in the third quarter under heavy pressure from bearish weather fundamentals.  Anticipating a record-breaking harvest for 2009 speculators drove the price of corn, wheat, and soybeans sharply lower throughout the quarter.  In the softs markets, sugar prices rallied in excess of 40% as a result of supply concerns from Brazil and India.  In the livestock markets, lean hogs prices declined as the ongoing global economic slowdown weighed heavily on demand.

The U.S. dollar experienced volatility in the third quarter.  Strong upward moves in the global equity markets in July led to increased risk appetite among investors, boding well for higher-yielding currencies such as the Australian and New Zealand dollars.  Sideways movement in the equity markets in August produced a shift in investor sentiment, which in turn impacted investor risk appetite.  Safe-haven currencies such as the Japanese yen strengthened against major counterparts, as investors adopted a more conservative risk profile.  Uncertainty continued into September driving the Japanese yen steadily higher against counterparts.

Elevated U.S. crude oil and natural gas inventories led to sharp declines in the energy markets in July.  Also contributing to declining prices in the energy sector were forecasts of weak industrial demand.  In late-July weakness in the U.S. dollar prompted a rally in the crude oil markets, lifting prices in excess of $20 per barrel over previous lows.  In the natural gas markets, bearish supply fundamentals kept prices on a steady downtrend through the end of August.  In September, declining supplies coupled with forecasts of upcoming cold weather in the U.S. caused a sharp retracement, sending natural gas prices sharply higher through the end of the third quarter.

Signs that the global economy may be improving benefitted the equity markets.  In July, better-than-expected second-quarter corporate earnings reports from several key North American and European firms resulted in strong gains in the equity markets.  Also contributing to the uptrend in equities were a number of positive economic indicators including improving unemployment and industrial manufacturing data.  In August, European and North American markets continued their uptrend as improving economic data continued.  In China equity markets fell sharply because of potential Chinese legislation that would tighten lending requirements for the Chinese economy.

Global fixed income markets generally moved contrary to the equity markets in July.  U.S. Treasury markets moved sharply lower early in the quarter as investors liquidated debt positions for riskier assets.  In August, European fixed-income markets reversed, benefitting from short-term volatility in the equity markets.  In Great Britain, reports of a record high budget deficit weighed heavily on the UK debt markets, moving prices lower.  Japanese debt markets also declined in August as speculators believed that the newly elected Japanese government would be increasing debt sales in the near future.  In September, U.S. fixed-income markets climbed as short-term swings in equity prices fostered predictions that U.S. interest rates would remain unchanged through the end of 2009.

Early in the quarter, gold prices rallied sharply in response to weakness in the U.S. dollar.  Investors attempting to hedge inflation risk drove gold prices above $950 per troy ounce.  Prices in the base metals markets also rallied sharply in the beginning of the third quarter.  Prices rose as investors viewed rising equity prices as a sign that industrial demand may be improving.  Near quarter-end, weaker-than-expected economic data weakened demand forecasts driving industrial metals prices lower.  The downward shifts in investor sentiment had the biggest impact on the LME nickel markets, which declined nearly 6% in September.  Gold, however, was able to maintain the majority of its third quarter gains as investors seeking safer investments drove prices higher in the last few weeks of September.

Nine months ended September 30, 2009

Key trading developments for Grant Park during the first nine months of 2009 include the following:

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

Grant Park recorded losses in the month of July.  Class A units were down 1.26%, Class B units were down 1.32%, Legacy 1 Class units were down 1.08%, Legacy 2 Class units were down 1.09%, GAM Class 1 units were down 1.26%, GAM Class 2 units were down 1.28% and GAM Class 3 units were down 1.43%.  Soybean prices declined in July as a result of optimal weather in the Midwestern United States and technical selling by large commodity funds.  In the softs markets, tight supply forecasts drove sugar prices to multi-year highs. The U.S. dollar declined against most counterparts in July.  Signs of economic recovery and strong moves in the global equity markets supported higher-yielding currencies such as the Australian dollar. Elevated inventories in the energy markets led to a decline across the sector.  Speculators liquidated positions on beliefs that higher inventory levels were a sign of ongoing weak demand for energy products. Strong corporate earnings resulted in solid gains in the global equity markets last month.  Improvement in a number of global economic indicators also played a major role in moving prices higher. A surge in investor risk appetite caused prices in the fixed-income markets to decline in July.  Investors liquidated debt positions on speculation that the global recession may be abating.  Gold markets rallied in July in response to a weak U.S. dollar.  In the base metals markets, better-than-expected housing starts for June led to strong gains in the copper markets.  An improvement in the U.S. growth report also added to the rally in base metals.

Grant Park recorded gains in the month of August.  Class A units were up 1.15%, Class B units were up 1.09%, Legacy 1 Class units were up 1.27%, Legacy 2 Class units were up 1.26%, GAM 1 Class units were up 1.11%, GAM 2 Class units were up 1.09% and GAM 3 Class units were up 0.94%.  Grains prices generally declined in August.  Optimal weather in major U.S. farming regions supported views of future elevated supply, moving markets lower.  In the softs markets, sugar prices continued to climb as a result of weak supply forecasts from Brazil and India. The Japanese yen and U.S. dollar rallied against many emerging currencies as volatility in the equity markets prompted investors to liquidate riskier assets.  The British pound weakened against most currencies as reports showed declining UK home prices in July. Elevated U.S. energy inventories led to declines in the natural gas markets throughout August.  Also adding to the decline in natural gas was speculation that industrial demand would remain low until the global recession abated.   Several reports containing bullish economic data drove North American and European equity markets higher last month.  In China, equity markets declined as concerns over tighter lending restrictions weighed on investor confidence.  Weak investor confidence caused by short-term declines in the equity markets supported fixed-income markets last month.  Increased demand during recent Treasury auctions also played a role in moving debt markets higher.  Base metals prices rallied in response to weakness in the U.S. dollar.  Improving industrial production figures from Europe also supported the base metals markets.  Nickel markets were among the biggest movers in the sector, moving more than 12% higher for the month.

Grant Park recorded gains in the month of September.  Class A units were up 1.17%, Class B units were up 1.12%, Legacy 1 Class units were up 1.21%, Legacy 2 Class units were up 1.21%, GAM 1 Class units were up 1.18%, GAM 2 Class units were up 1.10% and GAM 3 Class units were up 0.96%.  Wheat and soybean prices declined throughout September as speculators forecasted a record-breaking crop harvest for 2009.  In the corn markets, cold weather fostered supply concerns driving corn prices higher.  The British pound weakened against major currencies last month as the Bank of England released comments stating that further quantitative easing may be in the near future.  In the U.S., renewed risk appetite among investors led to declines in the U.S. dollar against major counterparts.  After a recent strong downtrend, the natural gas markets reversed sharply higher last month.  Weaker-than expected inventory data and cold weather in the U.S. were the main drivers behind moves.  Crude oil markets declined as ongoing uncertainty regarding the global economy supported weak demand forecasts. Equity markets rallied as a result of an improved outlook for the global economy.   Signs of improving liquidity in the financial markets and stronger economic indicators were the main drivers behind moves.  In Asia, Japanese equity markets fell as strength in the yen put pressure on demand for Japanese exports.  U.S. fixed-income markets rallied last month as speculators believed interest rates would remain unchanged in the near future.  European debt instruments declined as strong gains in the European equity markets prompted liquidations.  Gold prices moved higher last month as investors attempted to hedge inflation caused by weakness in the U.S. dollar.  Base metals predominantly declined as a result of forecasts of ongoing weak demand in the industrial sector.

Three months ended September 30, 2008

Positions in several emerging market currencies drove sector performance throughout the third quarter of 2008.  Long positions registered losses as the Indonesian rupiah, Indian rupee, Hungarian forint, and Brazilian real declined against the dollar.  Moving against Grant Park’s positions, the U.S. dollar strengthened as a result of the actions to bolster Fannie Mae and Freddie Mac and mergers throughout the financial industry.  The Australian dollar weakened in response to the declining price of gold, one of the nation’s key exports, resulting in additional setbacks.

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

Nine months ended September 30, 2008

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

In the case of forward contracts, over-the-counter options contracts or swap contracts in the foreign exchange market, which are traded on the interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a central clearing organization backed by a group of financial institutions.  As a result, there will likely be greater counterparty credit risk in these transactions.  Grant Park trades only with those counterparties that it believes to be creditworthy.  Nonetheless, the clearing member, clearing organization or other counterparty to these transactions may not be able to meet its obligations to Grant Park, in which case Grant Park could suffer significant losses on these contracts.

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

Grant Park rapidly acquires and liquidates both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance.  Grant Park’s current trading advisors all employ trend-following or pattern recognition strategies that rely on sustained movements in price.  Erratic, choppy, sideways trading markets and sharp reversals in movements can materially and adversely affect Grant Park’s results.  Grant Park’s past performance is not necessarily indicative of its future results.

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

Value At Risk By Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of September 30, 2009 and December 31, 2008 for Grant Park, and the trading gains/losses by market category for the nine months ended September 30, 2009 and the year ended December 31, 2008.  All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below.  As of September 30, 2009, Grant Park’s net asset value was approximately $836.3 million.  As of December 31, 2008, Grant Park’s net asset value was approximately $643.6 million.

September 30, 2009
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Stock Indices	$29,139,913	3.5%	3.6%
Interest Rates	23,830,031	2.8	(3.0)
Currencies	19,756,395	2.4	0.1
Metals	13,144,783	1.6	−
Energy	4,331,756	0.5	(2.3)
Softs	3,852,842	0.4	(0.1)
Agriculturals	3,434,435	0.4	−
Meats	727,193	0.1	−
Total	$98,217,348	11.7%	(1.7)%

December 31, 2008
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Interest Rates	$14,965,191	2.3%	8.6%
Currencies	5,596,368	0.9	0.1
Metals	3,323,166	0.5	3.0
Stock Indices	2,393,475	0.4	5.6
Energy	1,509,880	0.2	8.4
Agriculturals	642,068	0.1	3.0
Softs	603,856	0.1	1.5
Meats	240,495	−	0.3
Total	$29,274,499	4.5%	30.5%

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

Non-Trading Risk

Grant Park has non-trading market risk on its foreign cash balances not needed for margin.  However, these balances, as well as the market risk they represent, are not significant.  Grant Park also has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. Treasury bills and short term investments.  The market risk represented by these investments is also not significant.

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of September 30, 2009, by market sector.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, Africa, India, Singapore, South Korea, and Australia.  The stock index futures contracts currently traded by Grant Park are generally limited to futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of September 30, 2009, Grant Park was predominantly long indices in the U.S., Europe, China, South Korea, India, Japan, Canada, and Taiwan, but had a few short positions in various U.S. markets.  Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major North American, European, and Asian indices.  Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of September 30, 2009, Grant Park was predominantly long interest rate instruments in the UK, Europe, New Zealand, Asia, Canada, Mexico, and the U.S.  The portfolio had short positions in Australian interest rate products.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of September 30, 2009, Grant Park was short the U.S. dollar against various major currencies including the Australian dollar, Canadian dollar, Euro, Swiss franc, Japanese yen, and New Zealand dollar, but was long the U.S. dollar against the British pound and Mexican peso.  In general, with the exception of the British pound and Mexican peso, a weaker U.S. dollar against most major currencies would benefit Grant Park.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc.  As of September 30, 2009, in the precious metals sector Grant Park had long positions in gold, silver, palladium, and platinum.  In the base metals markets, Grant Park was long copper, lead, nickel and zinc, but had short positions in aluminum.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia and South America.  As of September 30, 2009, the energy market exposure of Grant Park was predominantly short in the natural gas, crude oil, brent crude oil, gasoline, heating oil, kerosene, and unleaded gasoline markets.  The portfolio did have slightly long exposure to the gas oil markets.  Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Agricultural/Meat/Softs

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of September 30, 2009, in the grains markets, Grant Park had short positions in corn, soybean oil, canola, and wheat, and long positions in soybeans and the soybean meal markets.  Grant Park was predominantly short the livestock markets with short positions in live cattle, lean hogs, and feeder cattle.  In the softs/industrials sectors, Grant Park was long sugar, cocoa, cotton, coffee, and rubber.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of September 30, 2009.

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

There was no change in Grant Park's internal control over financial reporting in the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, Grant Park's internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2008, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           None.

(b)           None.

Issuer Purchases of Equity Securities

(c)           The following table provides information regarding the total Class A, Class B , Legacy 1 Class, Legacy 2 Class, GAM 1 Class, GAM 2 Class and GAM 3 Class units redeemed by Grant Park during the three months ended September 30, 2009.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit
07/01/09 through 07/31/09	86.82	$1,422.29	1,965.54	$1,225.20	—	$959.03	—	$958.05
08/01/09 through 08/31/09	833.48	$1,438.64	4,674.51	$1,238.60	—	$971.16	—	$970.17
09/01/09 through 09/30/09	656.90	$1,455.52	4,170.09	$1,252.46	—	$982.95	0.25	$981.95
Total	1,577.20	$1,444.77	10,810.14	$1,241.51	—	$982.95	0.25	$970.06

Period	Total Number of GAM 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of GAM 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of GAM 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)
07/01/09 through 07/31/09	—	$972.27	—	$971.12	—	$963.81	2,052.36	(2)
08/01/09 through 08/31/09	—	$983.09	—	$981.72	—	$972.90	5,507.99	(2)
09/01/09 through 09/30/09	—	$994.74	0.25	$992.54	—	$982.22	4,827.49	(2)
Total	—	$994.74	0.25	$981.79	—	$972.98	12,387.84	(2)

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

____________
(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-153862) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: November 16, 2009	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)