Form 10-K
period 2009-12-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2010-02-23
CIK 845698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________

Commission File Number 0-50316

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
(Exact name of Registrant as specified in its charter)
Illinois (State or other jurisdiction of incorporation or organization)	36-3596839 (I.R.S. Employer Identification Number)
c/o Dearborn Capital Management, L.L.C. 626 West Jackson Boulevard, Suite 600 Chicago, Illinois (Address of Principal Executive Offices)	60661 (Zip Code)
(312) 756-4450
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Class A Limited Partnership Units; Class B Limited Partnership Units; Legacy 1 Class Units; Legacy 2 Class Units; Global Alternative Markets 1 Class Units; Global Alternative Markets 2 Class Units;
Global Alternative Markets 3 Class Units
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒ No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer☐              Accelerated filer☐                     Non-accelerated filer☒            Smaller reporting company☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐   No ☒
The Registrant has no voting stock.  As of December 31, 2009, there were 51,365.25 Class A Limited Partnership Units, 571,020.05 Class B Limited Partnership Units, 4,876.25 Legacy 1 Class Limited Partnership Units, 4,122.95 Legacy 2 Class Limited Partnership units, 4,403.26 Global Alternative Markets 1 Class Units, 8,042.80 Global Alternative Markets 2 Class Units, and 40,828.60 Global Alternative Markets 3 Class Units issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus dated March 25, 2009 filed with the SEC on March 26, 2009, and as supplemented from time-to-time, are incorporated by reference into Part I of this Form 10-K.

  i

PART I

ITEM 1.	BUSINESS

Grant Park Futures Fund Limited Partnership, which is referred to in this report as Grant Park, is a multi-advisor commodity pool organized to pool assets of investors for the purpose of investing those assets in U.S. and foreign financial markets.  Grant Park, which is not registered as a mutual fund under the Investment Company Act of 1940, has been in continuous operation since January 1989.  It is managed by its general partner, Dearborn Capital Management, L.L.C., and invests through independent professional commodity trading advisors.

Grant Park conducts its business in one operating segment and has been organized to pool assets of investors for the purpose of trading in the U.S. and international spot derivatives markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities and underliers.  In trading on these markets, Grant Park may enter into: 1) exchange-traded derivatives, such as futures contracts, options on futures contracts, security futures contracts and listed option contracts; 2) over-the-counter (“OTC”) derivatives, such as forwards, swaps, options and structured financial products; and 3) contracts on cash, or spot, commodities.  Grant Park’s general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C., an Illinois limited liability company.  The limited partnership agreement requires the general partner to own units in Grant Park in an amount at least equal to the greater of (1) 1% of the aggregate capital contributions of all limited partners or (2) $25,000, during any time that units in Grant Park are publicly offered for sale.  The managing member of Dearborn Capital Management, L.L.C. is Dearborn Capital Management, Ltd., an Illinois corporation whose sole shareholder is David M. Kavanagh.

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

As a result of recent changes in the rules and regulations of the Financial Industry Regulatory Authority (“FINRA”) affecting commodity pools, the general partner has made certain changes to the organization of Grant Park, including the creation of additional classes of units, and has terminated the offering and sale of any new Class A and Class B units.  The reorganization was completed on April 1, 2009.

As part of the reorganization, Grant Park continues to invest through different commodity trading advisors retained by the general partner.  However, instead of each trading advisor maintaining a separate account in the name of Grant Park, as was historically the case, the assets of Grant Park are invested in various trading companies, each of which is organized as a limited liability company.  Each trading company allocates those assets to one of the commodity trading advisors retained by the general partner.  See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Reorganization of Grant Park”.

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

Effective April 1, 2009, in addition to the assets allocated by Grant Park to GP 1, Grant Park allocates assets to each of its following subsidiary limited liability trading companies (each a Trading Company and collectively, the “Trading Companies”):

GP 3, LLC (“GP 3”)	GP 7, LLC (“GP 7”)	GP 11, LLC (“GP 11”)
GP 4, LLC (“GP 4”)	GP 8, LLC (“GP 8”)	GP 12, LLC (“GP 12”)
GP 5, LLC (“GP 5”)	GP 9, LLC (“GP 9”)	GP 14, LLC (“GP 14”)
GP 6, LLC (“GP 6”)	GP 10, LLC (“GP 10”)

   Assets of Grant Park will not be invested in GP 12 until the first quarter of 2010 or in GP 14 until the second quarter of 2010.

Presently, through their respective Trading Companies, Rabar Market Research, Inc. (“Rabar”), EMC Capital Management, Inc. (“EMC”), Eckhardt Trading Company (“ETC”), Graham Capital Management, L.P. (“Graham”), Welton Investment Corporation (“Welton”), Winton Capital Management Limited (“Winton”), Global Advisors Jersey Limited (“Global Advisors”), Transtrend B.V. (“Transtrend”), Quantitative Investment Management LLC (“QIM”), and Revolution Capital Management, LLC (“RCM”), serve as Grant Park’s commodity trading advisors.  Effective January 1, 2010, Sunrise Capital Partners, LLC (“Sunrise”) through its Trading Company began trading on behalf of Grant Park and will serve as a commodity trading advisor with respect to all outstanding classes of Grant Park’s units.  Sunrise will be allocated less than 10 percent of Grant Park’s net assets to manage.  As of December 31, 2009, the general partner allocated Grant Park’s net assets through the respective Trading Companies among its core trading advisors EMC, Winton and Welton and non-core trading advisors ETC, Graham, Global Advisors, Rabar, RCM, Transtrend and QIM.  No more than twenty per cent of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor.  Each of the trading advisors employs technical and trend-following trading strategies through proprietary trading programs, in an effort to achieve capital appreciation while controlling risk and volatility.  As a result of recent changes in the rules and regulations of the Financial Industry Regulatory Authority (“FINRA”) affecting commodity pools, the general partner has made certain changes to the organization of Grant Park, including the creation of additional classes of units, and has terminated the offering and sale of any new Class A and Class B as of April 1, 2009.

Since its inception and through February 28, 2003, Grant Park offered its beneficial interests exclusively to qualified investors on a private placement basis.  Effective June 30, 2003, Grant Park began publicly offering both Class A and Class B units for sale and as of April 1, 2009 Grant Park has terminated the offering and sale of any new Class A and Class B units.  Effective April 1, 2009, Grant Park began publicly offering Legacy 1 Class, Legacy 2 Class, Global Alternative Markets 1 (“Global 1”) Class, Global Alternative Markets 2 (“Global 2”) Class and Global Alternative Markets 3 (“Global 3”) Class units for sale.

As of December 31, 2009, Grant Park had a net asset value of approximately $831.3 million and 23,836 limited partners.  As of the close of business on December 31, 2009, the net asset value per unit of the Class A units was $1,425.20, the net asset value of the Class B units was $1,224.35, the net asset value of the Legacy 1 Class units was $966.12, the net asset value of the Legacy 2 Class units was $964.54, the net asset value of the Global 1 Class units was $956.82, the net asset value of the Global 2 Class units was $953.60 and the net asset value of the Global 3 Class units was $939.64.

There have been no material administrative, civil or criminal actions within the past five years against the general partner or its principals and no such actions currently are pending.

Since its inception and through February 28, 2003, Grant Park offered its beneficial interests exclusively to qualified investors on a private placement basis. Effective June 30, 2003, Grant Park registered up to an aggregate of $200 million of Class A and Class B units pursuant to a Registration Statement on Form S-1 (File No. 333-104317), and began publicly offering both Class A and Class B units for sale.  Grant Park subsequently registered up to an additional $200 million in aggregate of Class A and Class B units for sale on a Registration Statement on Form S-1 (File No. 333-113297) on March 30, 2004, and an additional $700 million in aggregate of Class A and Class B units for sale on a Registration Statement of Form S-1 (File No. 333-119338) on December 1, 2004.  Effective April 1, 2009, Grant Park registered up to an aggregate of $1,150,000,000 of Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units pursuant to Registration Statement on Form S-1 (File No. 333-153862) (the “Registration Statement”).  From July 1, 2003 through December 31, 2009, the Fund has raised approximately $1,054,196,000 of new capital and is continuing to offer up to an additional $1,088,534,000 of units pursuant to the Registration Statement, on a continuous basis at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month.  The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

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

Operations

A description of the business of Grant Park, including trading approaches, rights and obligations of the unitholders, compensation arrangements and fees and expenses is contained in Grant Park’s prospectus dated March 25, 2009 filed with the SEC on March 26, 2009, as supplemented from time-to-time, (the “Prospectus”), under the sections captioned “Summary,” “Risk Factors,” “The General Partner,” “The Trading Advisors,” “Conflicts of Interest” and “Fees and Expenses,” and such description is incorporated herein by reference from the Prospectus.

Commodity Interests

Grant Park conducts its business in one industry segment which trades in U.S. and foreign commodity interests.  The commodities underlying commodity interest contracts may include security indices, interest rates, credit, foreign currencies, events (such as weather, real estate, carbon or predictions)  or physical commodities (such as agricultural products, energy products or metals).  Grant Park does not engage in sales of goods and services.  A brief description of Grant Park’s main types of investments is set forth below.

•	A futures contract is a standardized, exchange-traded contract to buy or sell a commodity for a specified price in the future.

•	A forward contract is a bilaterally-negotiated contract to buy or sell something (i.e., the underlier) at a specified price in the future.

•
An option on a futures contract, forward contract, swap or a commodity gives the buyer of the option the right, but not the obligation, to buy or sell a futures contract, forward contract or a commodity, as applicable, at a specified price on or before a specified date.  Options on futures contracts are standardized contracts traded on an exchange, while options on forward contracts and commodities, referred to collectively in this prospectus as OTC options, generally are bilaterally-negotiated, principal-to-principal contracts not traded on an exchange.

•	A swap is a bilaterally-negotiated agreement between two parties to exchange cash flows based upon an asset, rate or something else (i.e., the underlier).

•
A spot contract is a cash market transaction in which the buyer and seller agree to the immediate purchase and sale of a commodity, usually with a two-day settlement.  Spot contracts are not uniform and not exchange-traded. [Note: Securities, for example, are spot contracts traded on an exchange.]

•
A security futures contract is a futures contract on a single equity security or a narrow-based security index.  Security futures contracts are relatively new financial instruments, having only begun trading in the United States in November 2002.  Security futures contracts are exchange-traded.  A trading advisor generally may choose to trade security futures contracts for Grant Park’s account if the trading advisor determines that the market for the particular contract is sufficiently liquid and that trading the contract is consistent with the trading advisor’s trading program.

ITEM 1A.       RISK FACTORS

Grant Park’s performance, trading activities, operating results, financial condition and net asset value could be negatively impacted by a number of risks and uncertainties, including those outlined below, which may affect the value of your investment in Grant Park.  The following list of risk factors should not be considered a comprehensive list of all potential risks and uncertainties relating to Grant Park.  You should also refer to the other information included in this Form 10-K, including our consolidated financial statements and related notes for the year ended December 31, 2009, and information incorporated by reference herein, including the risks described in the Prospectus under the section captioned “Risk Factors.”

Several risk factors include, but are not limited to:

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

•
Trading in the futures markets, from a macro perspective, results in a zero-sum economic outcome, in that every gain is an offset by an equal and opposite loss.  Grant Park therefore bears the risk that, on every trade, it will incur the loss.

•	Grant Park’s past performance is not necessarily indicative of future performance.

•	Grant Park’s use of multiple trading advisors may result in Grant Park taking offsetting trading positions, thereby incurring additional expenses with no net change in holdings.

•
No secondary market exists for the units; redemptions of the units are prohibited during the first three months following an initial and each subsequent investment and, in the case of the Global 3 Class units, redemptions prior to the first anniversary date of an investment will result in early redemption fees.

•
Grant Park may not always be able to liquidate its commodity interest positions at the desired price.  It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market.  Unexpected market illiquidity may cause major losses to investors at any time or from time to time.

•
OTC transactions are subject to little, if any, regulation and may be subject to the risk of counterparty default.  The lack of regulation in these markets could expose Grant Park in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.

•
Based largely on the financial market turmoil of 2007 – 2009, the commodity interest markets are the subject of unprecedented regulatory scrutiny, from both a national and international perspective.  Certain such proposals could adversely impact Grant Park’s ability to trade speculatively and implement its trading strategies.

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

•
Based largely on the financial market turmoil of 2007-09, the commodity interest markets are the subject of unprecedented regulatory scrutiny, from both a national and international perspective and certain proposals could adversely impact Grant Park’s ability to trade speculatively and implement its trading strategies.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Grant Park does not own or use any physical properties in the conduct of its business.  Its assets currently consist of U.S. and international futures and forward contracts and other interests in commodities, including options contracts on futures, forwards and commodities, spot contracts and security futures contracts.  Grant Park’s main office is located at 626 West Jackson Boulevard, Suite 600, Chicago, Illinois 60661.

ITEM 3.	LEGAL PROCEEDINGS

Grant Park is not a party to any pending material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for any of Grant Park’s units.  All units may be transferred or redeemed subject to the conditions imposed by Grant Park’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”).  As of

January 31, 2010 there were 430 Class A unit holders, 21,260 Class B unit holders, 145 Legacy 1 Class unit holders, 124 Legacy 2 Class unit holders, 191 Global 1 Class unit holders, 308 Global 2 Class unit holders, 1,704 Global 3 Class unit holders and 50,852.96 Class A units, 567,702.06 Class B units, 5,339.78 Legacy 1 Class units, 4,574.45 Legacy 2 Class units, 4,948,13 Global 1 Class units, 10,758.19 Global 2 Class units and 53,062.08 Global 3 Class units outstanding.

Dearborn Capital Management L.L.C. has sole discretion in determining what distributions, if any, Grant Park will make to its unit holders.  Grant Park has not made any distributions as of the date hereof.

Class A and Class B units are no longer being offered.  Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. Sales of the Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class, units during the fourth quarter 2009 were as follows:

Units	October	November	December
Legacy 1 Class Units
Units sold	740.41	479.22	365.76
Net asset value	$982.95	$959.12	$997.91
Legacy 2 Class Units
Units sold	493.33	627.38	579.84
Net asset value	$981.95	$957.95	$996.61
Global 1 Class Units
Units sold	334.40	600.97	318.21
Net asset value	$994.74	$962.74	$998.85
Global 2 Class Units
Units sold	1,189.72	1,771.11	1,434.98
Net asset value	$992.54	$960.41	$995.05
Global 3 Class Units
Units sold	6,985.09	5,433.41	8,496.19
Net asset value	$982.22	$949.03	$982.47

The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Issuer Purchases of Equity Securities

The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended December 31, 2009.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit
10/01/09 through 10/31/09	249.36	$1,417.80	2,800.24	$1,219.33	10.43	$959.12	65.02	$957.95
11/01/09 through 11/30/09	491.92	$1,477.91	2,963.33	$1,270.43	—	$997.91	106.72	$996.61
12/01/09 through 12/31/09	557.51	$1,425.20	3,932.50	$1,224.35	—	$966.12	0.26	$964.54
Total	1,298.79	$1,443.74	9,696.07	$1,236.98	10.43	$959.12	172.00	$981.95

Period	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)
10/01/09 through 10/31/09	11.89	$962.74	—	$960.41	—	$949.03	3,136.93		(2)
11/01/09 through 11/30/09	75.09	$998.85	—	$995.05	15.02	$982.47	3,652.08		(2)
12/01/09 through 12/31/09	71.54	$956.82	39.15	$953.60	33.82	$939.64	4,634.78		(2)
Total	158.52	$977.17	39.15	$953.60	48.84	$952.81	11,423.79		(2)
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

The selected financial information for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 is taken from the financial statements of Grant Park audited by McGladrey & Pullen, LLP, Grant Park’s independent registered public accountant.  You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this report.  Results from past periods are not necessarily indicative of results that may be expected for any future period.

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
Total assets	$857,602,108	$684,995,026	$467,212,443	$407,930,032	$307,245,733
Total partners’ capital	831,270,498	643,595,209	455,685,796	382,252,995	289,897,819
Net gains (losses) from trading	(29,071,663)	127,520,875	57,385,145	37,071,404	2,673,678
Income allocated from Dearborn Select Master Fund, SPC – Winton Segregated Portfolio	–	16,714,939	9,417,448	–	–
Loss allocated from GP 1, LLC*	(2,740,621)	–	–	–	–
Interest income	6,395,208	12,681,834	17,475,172	16,093,168	8,436,400
Total expenses	61,253,534	60,900,881	33,855,319	26,850,877	21,466,551
Net income (loss)	(86,670,610)	96,016,767	50,422,446	26,313,695	(10,356,473)
Net income (loss) per General Partner & Limited Partner:
Class A Unit	(145.00)	263.77	148.80	98.75	(36.11)
Class B Unit	(134.12)	223.70	125.29	82.71	(35.34)
Legacy 1 Class Unit**	(33.88)	N/A	N/A	N/A	N/A
Legacy 2 Class Unit**	(35.46)	N/A	N/A	N/A	N/A
Global 1 Class Unit**	(43.18)	N/A	N/A	N/A	N/A
Global 2 Class Unit**	(46.40)	N/A	N/A	N/A	N/A
Global 3 Class Unit**	(60.36)	N/A	N/A	N/A	N/A
Increase (decrease) in net asset value per General Partner & Limited Partner:
Class A Unit	(145.00)	260.73	146.87	97.03	(37.96)
Class B Unit	(134.12)	215.79	120.26	78.14	(41.89)
Legacy 1 Class Unit	(33.88)	N/A	N/A	N/A	N/A
Legacy 2 Class Unit	(35.46)	N/A	N/A	N/A	N/A
Global 1 Class Unit	(43.18)	N/A	N/A	N/A	N/A
Global 2 Class Unit	(46.40)	N/A	N/A	N/A	N/A
Global 3 Class Unit	(60.36)	N/A	N/A	N/A	N/A
_____________
*	Loss allocated from GP 1, LLC is only for first quarter of 2009.
**
Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units began trading on April 1, 2009.  The financial results are based on weighted average number of units outstanding during the period.

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents Grant Park’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2009 and 2008.

   For the quarters ended June 30, 2009 and September 30, 2009, classes of Grant Park which had a controlling or majority equity interest in a Trading Company were consolidated by two groups of classes (A, B and Legacy class units (“LAB”) and Global class units).  At that time, management believed that such presentation was the most meaningful presentation to an investor in Grant Park.  Subsequent to filing the September 30, 2009 Form 10-Q, Grant Park considered published guidance, including the recently issued final ruling released by the Commodity Futures Trading Commission effective December 9, 2009, 17 CFT Part 4 Commodity Pool Operator Periodic Account Statements and Annual Financial Reports, which distinguished between series and multi-class funds with a limitation on liability among such different series or classes of a fund compared to series and multi-class funds that are not structured with a limitation on liability among the different series or classes.  The ruling states that the periodic account statements and annual report of a fund structured without a limitation on liability among its different series or classes should include information for the fund as a whole as well as for each series or class.  Grant Park’s two groups of classes of units (LAB and Global units) were not intended to separate or segregate the assets and liabilities of one class from another.  Accordingly, pursuant to this new ruling, Grant Park has presented consolidated financial statements for the fund as a whole as of December 31, 2009 and for the year then ended.

	1st Quarter 2009	2nd Quarter 2009	3rd Quarter 2009	4th Quarter 2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gains (losses) from trading	$(28,802,751)	$(16,390,322)	$22,589,266	$(6,467,856)
Net income (loss)	(42,783,464)	(31,491,967)	7,473,826	(19,869,005)
Net income (loss) per General Partner & Limited Partner:
Class A Unit**	(77.13)	(52.58)	15.03	(30.32)
Class B Unit**	(69.49)	(47.43)	10.91	(28.11)
Legacy 1 Class Unit**	N/A	(30.54)	13.49	(16.83)
Legacy 2 Class Unit**	N/A	(31.36)	13.31	(17.41)
Global 1 Class Unit**	N/A	(15.31)	10.05	(37.92)
Global 2 Class Unit**	N/A	(16.27)	8.81	(38.94)
Global 3 Class Unit**	N/A	(22.25)	4.47	(42.58)
Increase (decrease) in net asset value per General Partner & Limited Partner:
Class A Unit	(77.13)	(52.58)	15.03	(30.32)
Class B Unit	(69.49)	(47.43)	10.91	(28.11)
Legacy 1 Class Unit	N/A	(30.54)	13.49	(16.83)
Legacy 2 Class Unit	N/A	(31.36)	13.31	(17.41)
Global 1 Class Unit	N/A	(15.31)	10.05	(37.92)
Global 2 Class Unit	N/A	(16.27)	8.81	(38.94)
Global 3 Class Unit	N/A	(22.25)	4.47	(42.58)
Net asset value per General Partner & Limited Partner:
Class A Unit	1,493.07	1,440.49	1,455.52	1,425.20
Class B Unit	1,288.98	1,241.55	1,252.46	1,224.35
Legacy 1 Class Unit	N/A	969.46	982.95	966.12
Legacy 2 Class Unit	N/A	968.64	981.95	964.54
Global 1 Class Unit	N/A	984.69	994.74	956.82
Global 2 Class Unit	N/A	983.73	992.54	953.60
Global 3 Class Unit	N/A	977.75	982.22	939.64

	1st Quarter 2008	2nd Quarter 2008	3rd Quarter 2008	4th Quarter 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gains (losses) from trading	$57,815,049	$33,745,709	$(19,860,656)	$55,820,773
Net income (loss)	53,627,759	27,202,378	(35,815,585)	51,002,215
Net income (loss) per General Partner & Class A Unit Limited Partner **	153.78	75.39	(93.39)	128.01
Net income (loss) per Class B Unit Limited Partner **	132.70	64.11	(82.55)	109.43
Increase (decrease) in net asset value per General Partner & Class A Unit Limited Partner	153.03	74.62	(94.13)	127.21
Increase (decrease) in net asset value per Class B Unit Limited Partner	130.79	62.10	(84.47)	107.37
Net asset value per General Partner & Class A Unit Limited Partner	1,462.50	1,537.12	1,442.99	1,570.20
Net asset value per Class B Unit Limited Partner	1,273.47	1,335.57	1,251.10	1,358.47
_____________
**	Based on weighted average number of units outstanding during the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Grant Park is a multi-advisor commodity pool organized to pool assets of its investors for purpose of trading in the U.S. and international spot and derivatives markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities and underliers.  Grant Park has been in continuous operation since it commenced trading on January 1, 1989.  Grant Park’s general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C., an Illinois limited liability company.  The managing member of Dearborn Capital Management, L.L.C. is Dearborn Capital Management, Ltd., an Illinois corporation whose sole shareholder is David M. Kavanagh.

Reorganization of Grant Park

As a result of recent changes in the rules and regulations of the Financial Industry Regulatory Authority (“FINRA”) affecting commodity pools, the general partner, has made certain changes to the organization of Grant Park, including the creation of additional classes of units, and has terminated the offering and sale of any new Class A and Class B units as of April 1, 2009.

    As part of the reorganization, Grant Park continues to invest through different commodity trading advisors retained by the general partner.  However, effective April 1, 2009, instead of each trading advisor maintaining a separate account in the name of Grant Park, as was historically the case, the assets of Grant Park are invested in various trading companies, each of which is organized as a limited liability company.  Each trading company will then allocate its assets to one of the commodity trading advisors retained by the general partner.

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

Through December 31, 2008 a portion of Grant Park’s net assets was allocated to the GP Class.  Dearborn Select was incorporated under the laws of the Cayman Islands on April 7, 2006 and is a private investment fund organized as a segregated portfolio company with limited liability.  The GP Class allocated the assets invested by Grant Park to Winton through one or more managed accounts, traded pursuant to Winton’s Diversified Program.  Grant Park owned all of the outstanding Class GP units of the GP Class.  The general partner of Grant Park was also the Investment Manager of Dearborn Select.  As of December 31, 2008, the investment in the GP Class was redeemed and is shown on the statement of financial condition as a redemption receivable.  Effective January 1, 2009, the portion of Grant Park’s net assets allocated to the GP Class was reallocated to one of Grant Park’s trading companies, GP 1, a Delaware limited liability company.  GP 1's assets allocated to Winton are traded pursuant to Winton’s Diversified Program.  There have been no changes to the existing clearing broker arrangements/brokerage charge and no material changes to the other fees and expenses allocated to Grant Park as a result of this reallocation.

Effective April 1, 2009, in addition to the assets allocated by Grant Park to GP 1, Grant Park allocates assets to each of its following subsidiary limited liability trading companies:  GP 3, GP 4, GP 5, GP 6, GP 7, GP 8, GP 9, GP 10 and GP 11.  Assets of Grant Park will not be invested in GP 12 until the first quarter of 2010 or in GP 14 until the second quarter of 2010.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors retained by the general partner.  Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Company, Graham Capital Management, L.P., Winton Capital Management Limited, Welton Investment Corporation, Global Advisors Jersey Limited, Transtrend B.V., Quantitative Investment Management LLC, and Revolution Capital Management, LLC, serve as Grant Park’s commodity trading advisors.  Effective January 1, 2010, Sunrise Capital Partners, LLC, through its Trading Company, began trading on behalf of Grant Park and will serve as a commodity trading advisor with respect to all outstanding classes of Grant Park’s units.  Sunrise will be allocated less than 10 percent of Grant Park’s net assets to manage.  Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of December 31, 2009, the general partner allocated Grant Park’s net assets through the respective Trading Companies among its core trading advisors EMC, Winton and Welton and non-core trading advisors Rabar, ETC, Graham, Global Advisors, Transtrend, QIM and RCM.  No more than twenty percent of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor.  The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

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

Effective January 1, 2009, Grant Park has changed its accounting policy with respect to organization and offering costs.  Prior to that date, Grant Park charged organization and offering costs directly to partners’ capital.  Grant Park charges organization and offering costs to expense from operations as opposed to taking a direct charge to partners’ capital.  This change was done on a prospective basis starting January 1, 2009.  The effect of the change on net income (loss) is an increase in expense from operations of $2,839,077 and no change to partners’ capital for the twelve months ended December 31, 2009.  There is no cumulative effect of the change on the net asset value of Grant Park.

Valuation of Financial Instruments

Grant Park follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures.  FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Inputs are broadly defined under FASB ASC 820 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under FASB ASC 820 are described below:

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

Fair value of exchange-traded contracts is based upon exchange settlement prices.  Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.  U.S. Government securities, Government-sponsored enterprises and commercial paper are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market.  These financial instruments are classified in Level 1 of the fair value hierarchy.

Grant Park values the certificates of deposit at face value plus accrued interest, which approximates fair value, and these financial instruments are classified in Level 2 of the fair value hierarchy.

The following table presents Grant Park’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$89,970,252	$–	$–	$89,970,252
Futures contracts	13,472,467	–	–	13,472,467
Forward contracts	542,054	–	–	542,054
Options on futures contracts	(5,130)	–	–	(5,130)
Cash and cash equivalents
Certificates of deposit	–	20,042,688	–	20,042,688
Commercial paper	6,761,718	–	–	6,761,718
Certificates of deposit	–	15,755,711	–	15,755,711
Government-sponsored enterprises	596,671,609	–	–	596,671,609
U.S. Government securities	74,755,744	–	–	74,755,744

The following table presents Grant Park’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$29,215,898	$–	$–	$29,215,898
Government-sponsored enterprises	15,695,417	–	–	15,695,417
Futures contracts	6,603,439	–	–	6,603,439
Forward contracts	(1,393,208)	–	–	(1,393,208)
Cash and cash equivalents
Certificates of deposit	–	40,655,321	–	40,655,321
Commercial paper	89,383,455	–	–	89,383,455
Government-sponsored enterprises	4,993,389	–	–	4,993,389
Certificates of deposit	–	28,525,736	–	28,525,736
Commercial paper	9,979,833	–	–	9,979,833
Government-sponsored enterprises	311,078,226	–	–	311,078,226

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the years ended December 31, 2009, 2008 and 2007 are set forth in the table below:

	2009	2008	2007
Total return – Class A units	(9.2)%	19.9%	12.6%
Total return – Class B units	(9.9)%	18.9%	11.8%
Total return – Legacy 1 Class units*	(3.4)%	−	−
Total return – Legacy 2 Class units*	(3.6)%	−	−
Total return – Global 1 Class units*	(4.3)%	−	−
Total return – Global 2 Class units*	(4.6)%	−	−
Total return – Global 3 Class units*	(6.0)%	−	−
* Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units began trading April 1, 2009, and accordingly, the total return represents the return from April 1, 2009 through December 31, 2009.

Grant Park’s total net asset value at December 31, 2009, 2008 and 2007 was $831.3 million, $643.6 million, $455.7 million, respectively.  Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses which include the investment in the GP Class by sector for each of the years ended December 31, 2009, 2008 and 2007.

	% Gain (Loss)
	Year Ended December 31,
Sector	2009	2008	2007
Interest Rates	(4.1)%	8.6%	7.2%
Currencies	(0.7)	0.1	5.7
Stock Indices	3.6	5.6	(2.3)
Energy	(3.2)	8.4	5.0
Agriculturals	—	3.0	4.1
Meats	—	0.3	(0.6)
Metals	2.5	3.0	0.7
Softs	(0.1)	1.5	(1.8)
Total	(2.0)%	30.5%	18.0%

Year ended December 31, 2009

Throughout 2009, opportunities for profitable trading in the futures markets were difficult to identify.  Investors constantly shifted their risk appetite, thereby preventing the development of sustainable price trends throughout the year.

During the first quarter of 2009, Grant Park’s traders incurred trading losses across various sectors.  Prices in grains markets rose following better-than-expected economic indicators for increased future demand for grains.  Additionally, conflicts between soybean farmers and the Argentine government added to the market rally.  These factors moved prices against Grant Park’s short grains positions.  The U.S. government’s attempts to use quantitative easing to prompt a recovery in the financial markets caused an oversupply of debt which moved the market against Grant Park’s long debt positions.  This governmental action coincided with a rally in the equity markets and created losses against Grant Park’s

short positions.   The rising equity prices, in turn, served as a bullish indicator for the metals markets and drove prices in the base metals sector up and contrary to Grant Park’s short positions.  The energy sector was profitable for Grant Park in the first quarter.  Increased natural gas inventories caused by low industrial demand in 2008 pushed prices lower which benefitted Grant Park’s short positions.

During the second quarter of 2009, the downtrend in the fixed-income markets continued again moving against Grant Park’s long positions.  The European Central Bank cut interest rates by 25 basis points.  This move sparked risk appetite amongst investors and prompted liquidations in the debt markets.  Renewed hopes of economic recovery caused share prices to rise across the equity markets and were supported by better-than-expected earnings reports from key European financial firms.  Consequently, Grant Park’s long positions were profitable.  In the currency markets, strong earnings results from Credit Suisse strengthened the Swiss franc and moved prices against Grant Park’s short Swiss franc positions.  In Japan, an unexpected trade surplus bode well for the Japanese yen, moving it against short positions.    During May, performance turned positive as Grant Park posted profits for the month.  International investors showed increased risk appetite and drove greater demand for higher-yielding currencies, benefitting short dollar positions.  Investors who had remained on the investing sidelines reentered the equity markets based on confidence the Global markets were beginning to recover.  This activity drove equity prices up, alongside Grant Park’s long positions.  Conversely, Grant Park experienced minor setbacks in the fixed-income markets as investors liquidated debt to establish positions in riskier assets.  Optimism towards the economy continued into June and Grant Park’s short debt positions met with setbacks.  In effect, the positive sentiment in the equity sector caused liquidations in the fixed-income sector and Grant Park’s fixed-income positions lost value.  This was evident in the losses incurred in the long positions Grant Park held in the short-term interest rates markets.

During the third quarter of 2009, the majority of losses early in the quarter came predominantly from the crude oil markets.  The intra month volatility moved against Grant Park’s long positions.  The release of an Energy Information Administration report showing large U.S. crude oil inventories was a major factor that drove prices lower.  Grant Park’s short positions in the natural gas markets were able to partially offset losses in the energy sector during the quarter.  Natural gas prices fell during this period because of news of increased U.S. energy supplies.  In August, Grant Park profited on another round of renewed investor appetite as Global equity markets rallied alongside long positions.  Firm economic data, including strong housing starts and durable goods orders, lifted share prices in North America and Europe.  Grant Park’s long positions in the sugar markets were another major contributor to performance in August.  Weak sugar supply from Brazil coupled with strong demand from Southeast Asia was a consistent theme throughout 2009.  Optimism concerning the Global economy continued throughout August and helped Grant Park finish the quarter on a positive note.  Grant Park’s short U.S. dollar positions earned profits as investors sought higher-yielding currencies, including the Australian and New Zealand dollars, in a shift away from risk-aversion.  In the energy markets, forecasts for cold weather in the U.S. and improving industrial production data caused prices to rise in the natural gas markets.  This information reversed the downward price trend and moved the markets against Grant Park’s short positions.

During the fourth quarter of 2009, falling prices in the debt markets moved against Grant Park’s long positions in the fixed-income markets.  U.S. Federal Reserve Chairman Ben Bernanke stated any interest rate changes would come after 2009 and weighed heavily on debt prices.  A sharp reversal in the equities markets occurred during the last week in October and weighed on Grant Park’s performance.  In November, the bulk of Grant Park’s profits came from long positions in the gold markets.  Speculators drove gold prices to all-time highs in reaction to a weakening U.S. dollar and in pursuit of a hedge against inflation concerns.  The gold rally was further supported when several nations announced they would increase gold holdings in order to hedge their dollar-based assets.  Grant Park also profited from its long positions in the fixed-income markets.  Concerns the U.S. government might halt stimulus initiatives increased demand for more risk-averse debt instruments.  At year-end, the fixed-income markets underwent another sharp price reversal and moved against Grant Park’s long positions.  Rallies in the equity markets, coupled with optimistic unemployment reports, improved investor confidence and prompted liquidations in the U.S. and European fixed-income markets.  Concerns over potential defaults in the Dubai debt markets also had an adverse affect on Global fixed-income products.  Partially offsetting setbacks were positions in the equity and the base metals markets.  The portfolio profited from strong up-trends in major U.S. and European benchmark indices.  Strong share prices directly led to gains on Grant Park’s long base metals positions as strength in the equity markets improved industrial demand forecasts.

For the year ended December 31, 2009, Grant Park had a negative return of 9.2% for the Class A units, a negative return of 9.9% for the Class B units, a negative return of 3.4% for the Legacy 1 Class units, a negative return of 3.6% for the Legacy 2 Class units, a negative return of 4.3% for the Global 1 Class units, a negative return of 4.6% for the Global 2 Class units, and a negative return of 6.0% for the Global 3 Class units.  On a combined basis prior to expenses, approximately 2.0% resulted from trading losses which was offset by approximately 0.8% of interest income.  These trading losses were further increased by approximately 8.7% in combined total brokerage fees, performance fees and offering costs borne by Grant Park.  An analysis of the 2.0% trading losses by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	(4.1)%
Currencies	(0.7)
Stock Indices	3.6
Energy	(3.2)
Agriculturals	—
Meats	—
Metals	2.5
Softs	(0.1)
Miscellaneous	—
Total	(2.0)%

Year ended December 31, 2008

Grant Park began 2008 on a positive note.  The ongoing effect of the 2007 credit crisis played a large role in the portfolio’s positive performance in the first quarter.  Fueled by uncertainty surrounding the future of the U.S. economy and a 150 basis point interest rate cut, the U.S. dollar weakened steadily against many of its major counterparts.  Short dollar positions directly benefited from the decline as the euro, British pound, and New Zealand dollar all rose steadily against the U.S. dollar.  A weak dollar also served Grant Park’s commodity positions well, as the devalued currency drove metals prices upwards alongside long positions.  Speculators bid up the gold markets as a hedge against expected inflation increases resulting in profits for long positions.  Long grains positions were among the top performers throughout the quarter.  U.S. Department of Agriculture (“USDA”) reports announcing lower than expected grain inventory levels, combined with news from China that weather conditions had hurt the farming regions, propelled a strong uptrend in the grains markets.  An abundance of poor economic data put steady pressure on the equity markets benefiting the portfolio’s short positions.  The effects of slumping home sales, reduced industrial production, and weak consumer confidence pushed Global share prices lower.  In attempts to shore up the faltering Global economy the U.S. Federal Reserve, as well as other major central banks, began commenting on the continued need to ease interest rates in the near future.  Speculation of interest rate cuts sent prices on fixed income products upwards, resulting in profits for long positions.

The portfolio started out the second quarter quietly with a slight loss in April.  Gains in the energy markets were overcome by setbacks in the fixed income and equity indices markets.  After reaping the benefits of declining stock prices early in 2008, a shift in investor sentiment resulted in losses for Grant Park’s short stock indices positions.  Capital infusions into major financial institutions like Lehman Brothers and UBS ignited a spark in the equity markets resulting in a steady rally across the sector.  A firming in the U.S. equity markets drove up the U.S. dollar which put pressure on the metals and agricultural markets adding to setbacks.  Long positions in the copper and corn markets were negatively impacted as technical selling in response to a strong dollar drove down prices.  As April ended, performance for the portfolio began to change for the better.  The bulk of gains came from long positions in the crude oil markets where supply constraints stemming from violence in Nigeria and a hawkish OPEC sent prices steadily upwards.  In the fixed income sector, strong economic data out of the Eurozone supported a bullish outlook for the economy, causing investors to liquidate more risk-averse fixed income positions.  The reduced demand for fixed income products pushed prices lower resulting in profits for the portfolio’s short positions.  Long grains positions further added to gains, as bad weather swept across the Midwestern U.S. rallied prices.  Vicious rainstorms left America’s key farming regions under as much as 6 inches of water fueling a bearish forecast for 2008’s corn and soybean crop.  Positioned on the short side of the equity indices markets, Grant Park benefited from weak share prices.  Poor earnings reports from leading financial institutions coupled with waning consumer confidence put pressure on the major indices forcing them sharply lower.

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

Year ended December 31, 2007

Grant Park began 2007 on a positive note after interest rate hikes in the Euro-zone and concerns over inflation in the U.S. forced fixed income prices lower, benefiting short positions in government debt markets.  Speculation that OPEC would not push for production cuts resulted in gains for shorts in crude oil while an upswing in U.S. fuel inventories did the same for similar positions in unleaded gasoline.  The drop in energy prices sparked buying on Global share markets that produced gains for Grant Park’s long equity index positions.  Metals positions, which were somewhat disparate at the beginning of January, were also a source of income after a downturn in the U.S. housing market weakened copper prices and the threat of a strike at a Canadian mine put a bid into the nickel market.  Gains recorded by Grant Park over the first month were erased quickly over the next two months as a dramatic drop in share prices led to losses for Grant Park’s equity, interest rate and currency positions.  In February, a massive single-session plunge in the Chinese equity market (the apparent result of worries over whether the government there would impose stricter regulations on investments) spilled over into European and North American share markets.  The sell-off continued into March, further influenced by rising energy prices that were partly the result of growing tension between the United States and Iran over the latter’s nuclear ambitions.  The volatile downturn in equities markets sparked losses in the interest rate sector after investors fled stocks for the relative safety of government debt instruments; weak reports on U.S. GDP, new home sales and manufacturing drove bond prices higher still, adding to losses. The Japanese yen rallied violently as investors strapped for the cash needed to cover massive stock market losses liquidated profitable carry trades in which they had initially borrowed the yen in order to purchase currencies from economies offering higher rates of return.  Short positions in the dollar were also unprofitable after the greenback rallied on a drop in the February U.S. unemployment rate.  Longs in the soft/agricultural commodities, which had produced somewhat neutral results during the first two months of the year, ended the first quarter with net losses after USDA reports pointing to an increase in acreage dedicated to corn production sent grain prices lower.  Grant Park’s losses over the opening quarter were rounded out after the weakness in equities led to lower gold prices.

April 2007 began a streak of three straight profitable months for Grant Park after investors, encouraged by optimistic forecasts on Global economic growth, began to wade back into equities markets.  Gains continued into May as positive earnings reports, an increase in merger and acquisition activity and lower reports on U.S. inflation had investors convinced that stocks had turned the corner.  Positions in the currency sector gained over the second quarter, particularly the short bias in the U.S. dollar, which depreciated against the euro and British pound in response to weak domestic economic data.  Speculation that U.S. interest rates might be headed lower while European rates moved higher pushed the dollar lower still.  Short positions in the Japanese yen also gained as the stability of equities markets allowed currency traders, already emboldened by anemic data on Japanese consumer prices and industrial production, to resume the carry trade in an effort to take advantage of the low cost of borrowing in yen.  Short positions in the interest rate sector got out of the box slowly in April after the drop in U.S. consumer prices resulted in a bond rally but rebounded and posted gains over the next two months as Global bond prices fell in response to forecasts for greater European economic growth and a confirmed rise in Canadian inflation.  Gains came for the soft/agricultural commodities sector after short positions in the cotton market benefited from a jump in inventories during April; long positions in the grain markets provided the bulk of gains during May and June when prices in the soybean complex surged on a lack of rain and the prospect of increased demand for bio-fuel.  Metals positions experienced a period of directionless trade during the second quarter.  A jump in Chinese demand for copper and concerns over nickel supplies resulted in April gains that were somewhat mitigated in May when base metals prices fell on news that the Chinese government, which was worried about an overheating economy, increased the stamp tax in an effort to dampen stock market speculation.  Advancing nickel inventories during June added to losses.  Energy positions also entered a period of sideways trade during the second quarter.  Rising prices as the result of Iran’s stand-off with the West signaled a change in Grant Park’s energy bias from short to long that resulted in gains after unleaded gasoline rallied on reports of contracted inventories.  Long positions in natural gas that were unprofitable during May were reversed by Grant Park’s traders during June and were able to recoup some of the previous month’s losses after prices continued lower by quarter’s end on reports of rising fuel stocks.

The third quarter of 2007 represented a period of high volatility across Global financial markets that led to losses for Grant Park in July and August. Standard and Poor’s decision to downgrade European collateralized debt obligations that were tied to defaulting U.S. sub-prime mortgages resulted in setbacks for short positions in the fixed income sector as investors’ uncertainty about the corporate sector’s exposure to sub-prime debt sparked heavy buying in more secure government bond markets.  Equities markets, which had held their ground for the better part of July, plunged near month’s end on worries that the rapidly developing mortgage crisis could result in a Global credit crunch.  The sell-off in stocks hurt Grant Park’s equity long positions and further exacerbated losses in the fixed income sector as investors sought safe haven in government securities.  As was the case in February, investors once again were forced to liquidate positions in the profitable Japanese yen carry trade in order to compensate for equities losses.  Grant Park’s positions in the cross-rates sustained losses as the New Zealand dollar fell violently against the yen.  Long positions in the euro sustained losses after the European Central Bank injected billions of euros into the banking system in an effort to head off a shortage of cash.  Worries over the availability of credit translated into losses for Grant Park’s long positions in the metals sector after investors’ aversion to risk and a rising U.S. dollar sent gold prices tumbling.  Base metals prices fell on concerns that an economic slowdown would accompany the dilemma facing credit markets.  Long energy positions gained ground in July after reports of falling inventories and sectarian strife in Nigeria rallied crude prices; those same positions were dealt losses in August after prices fell when Hurricane Dean failed to disrupt refinery operations in the Gulf of Mexico.  Heavy rains over the Midwest in July and August caused losses to Grant Park’s long positions in the soybean complex.

September marked a change in direction for Grant Park’s performance and market exposure.  Positions in the interest rate sector, which had been net-short for the majority of the 2007 calendar year, were reversed by Grant Park’s trading advisors as a result of the material change in price direction brought about by the flight to government debt as an alternative to corporate bonds.  Long positions in domestic markets were immediately rewarded after an unexpected drop in August U.S. payrolls, along with downward revisions to July and June payrolls, prompted the U.S. Federal Reserve Bank (the “Federal Reserve”) to cut short-term interest rates by 50 basis points.  Long positions in the euro and Canadian dollar (which reached parity with the U.S. dollar for the first time in thirty years) reported gains as the greenback plunged on the Federal Reserve’s intervention.  Wheat prices, which had begun to rise at the end of August, provided the bulk of gains for soft/agricultural positions on a spike in demand from India and the Middle East.  The Federal Reserve’s decision to cut rates sparked a rally that saw gold prices trade above $700 for the first time in sixteen months, adding to Grant Park’s gains.  Speculation that lower interest rates and a lower dollar would translate into greater demand for energy benefited long crude positions as oil traded above the $80 mark for the first time. Long stock index positions, which had been pared considerably by the end of September, were profitable after Asian stocks rallied on news that the Chinese government had relaxed investment restrictions on its citizens.  By the end of September, Grant Park reported gains in every sector and had all but erased the losses sustained during July and August.

Grant Park’s trading advisors recorded gains during the fourth quarter after the bulk of Grant Park’s positions continued to post advances throughout October.  Tremors from the effects of failing sub-prime mortgages continued to reverberate across Global financial markets while a number of highly rated lending institutions were forced to disclose the depth of their exposure to the risky loans.  In an effort to stabilize financial markets the Federal Reserve cut short term rates by another 25 basis points in October, a move that resulted  in another down move for the beleaguered U.S. dollar and gains for euro, pound and Canadian dollar longs.  Uncertainty as to how far the mortgage crisis reached continued to benefit long positions in the interest rate sector as investors shunned corporate issues for the safety of government bonds.  Long positions in the energy sector gained ground over the final quarter as a lower dollar combined with geopolitical concerns and growing seasonal fuel demand pushed crude oil prices to all-time highs above $95 per barrel.  Soft/agricultural commodities sector reported losses during October after wheat prices, which had established new all-time highs above $9 per bushel in September, fell on speculation that record prices would result in a dramatic increase in acreage dedicated to the crop.  Grant Park’s long positions in the sector were rewarded during November and December as dry growing conditions and increased foreign demand for grain sustained the upward trend in soybean and corn prices.  Metals markets reported gains during this period after gold rallied to its highest levels in 27 years as investors sought protection from the weak dollar and rising energy costs.  Reports of bloated copper inventories resulted in losses during November but these were quickly recovered after gold rallied throughout December in response to higher energy costs.  The Federal Reserve’s rate cut, along with additional cash infusions on behalf of the European Central Bank’s effort to stave off a liquidity meltdown resulted in gains for the equity index sector during October but these were erased over the final two months of the year as the expanding credit calamity and recessionary fears continued to send stock investors to the exits.

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

In addition to market risk, when entering into commodity interest contracts there is a credit risk that a counterparty will not be able to meet its obligations to Grant Park.  The counterparty for futures and options on futures contracts traded in the United States and on most non-U.S. futures exchanges is the clearing organization associated with such exchange.  In general, clearing organizations are backed by the corporate members of the clearing organization who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with the GP Class and Grant Park’s open positions by market category as of December 31, 2009 and December 31, 2008 and the trading gains/losses by market category for the years ended December 31, 2009 and 2008.  All open position trading risk exposures of the GP Class and Grant Park have been included in calculating the figures set forth below.  As of December 31, 2009, Grant Park’s net asset value was approximately $831.3 million.  As of December 31, 2008, Grant Park’s net asset value was approximately $643.6 million.

	December 31, 2009
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Stock Indices	$25,520,439	3.1%	3.6%
Interest Rates	17,130,191	2.0	(4.1)
Currencies	16,432,426	2.0	(0.7)
Metals	12,236,815	1.5	2.5
Energy	7,154,450	0.9	(3.2)
Softs	5,200,402	0.6	(0.1)
Agriculturals	4,119,283	0.5	—
Meats	742,017	0.1	—
Total	$88,536,023	10.7%	(2.0)%

	December 31, 2008
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Interest Rates	$14,965,191	2.3%	8.6%
Currencies	5,596,368	0.9	0.1
Metals	3,323,166	0.5	3.0
Stock Indices	2,393,475	0.4	5.6
Energy	1,509,880	0.2	8.4
Agriculturals	642,068	0.1	3.0
Softs	603,856	0.1	1.5
Meats	240,495	—	0.3
Total	$29,274,499	4.5%	30.5%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of December 31, 2009, by market sector.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, Africa, India, Singapore, South Korea, and Australia.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of December 31, 2009, Grant Park was predominantly long indices in Australia, South Africa, Europe, the U.S., U.K., South Korea, Mexico, India, Taiwan, Japan, and Singapore.  The portfolio does maintain a few short positions in several select U.S. and Japanese equity markets.  Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major North American, European, and Asian indices.  Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of December 31, 2009, Grant Park was predominantly long interest rate instruments in the Mexico, New Zealand, the Eurozone, and Japan.  The portfolio had short positions in U.S., Australian, Canadian, and U.K. interest rate products.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of December 31, 2009, Grant Park was short the U.S. dollar against various major currencies including the Australian dollar, Canadian dollar, Mexican peso, and New Zealand dollar, but was long the U.S. dollar against the British pound, Euro, Swiss franc, and Japanese yen.  In general, with the exception of the British pound, Euro, Swiss franc, and Japanese yen, a weaker U.S. dollar against most major currencies would benefit Grant Park.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. As of December 31, 2009, in the precious metals sector Grant Park had long positions in gold, silver, palladium, and platinum.  In the base metals markets, Grant Park was long aluminum, copper, lead, nickel, and zinc, but had short positions in tin.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America.  As of December 31, 2009, the energy market exposure of Grant Park was predominantly long in the natural gas, crude oil, Brent crude oil, gasoline, heating oil, kerosene, gas oil, and unleaded gasoline markets.  Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Agricultural/Meats/Softs

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of December 31, 2009, in the grains markets, Grant Park had long positions in the corn, soybean, soybean oil, and soybean meal markets, and short positions in the wheat and canola markets.  In the livestock markets, Grant Park was short feeder cattle and long live cattle and lean hogs.  In the softs/industrials sectors, Grant Park was long sugar, cocoa, cotton, coffee, and rubber.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

Report on Management’s Assessment of Internal Control Over Financial Reporting

The general partner, on behalf of Grant Park, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the general partner’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Grant Park’s internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the general partner concluded that Grant Park’s internal control over financial reporting was effective as of December 31, 2009.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC.  Grant Park does not have any directors or officers.  However, the officers of Grant Park’s general partner, as well as the general partner itself, file such notices regarding their beneficial ownership in Grant Park, if any.  Grant Park believes that for 2009, all required filings were timely filed by each of these persons.

ITEM 11.	EXECUTIVE COMPENSATION

Grant Park has no directors or officers.  Its affairs are managed by Dearborn Capital Management, L.L.C., its general partner, which receives compensation for its services from Grant Park, as follows:

Each of the Class A, Class B, Legacy 1, Legacy 2, Global 1, Global 2 and Global 3 units pay the general partner a monthly brokerage charge. Class A units pay the general partner a monthly brokerage charge equal to a rate of 0.6292%, a rate of 7.55% annually, of Class A’s month-end adjusted net assets.   Class B units pay the general partner a monthly charge equal to 0.6667%, a rate of 8.0% annually, of Class B’s month-end adjusted net assets.  Effective April 1, 2009, Class A units pay the general partner a monthly brokerage commission equal to a rate of 0.625%, a rate of 7.50% annually, of Class A’s month-end net assets.  Class B units pay the general partner a monthly brokerage commission equal to a rate of 0.6625%, a rate of 7.95% annually, of Class B’s month-end net assets.  Legacy 1 Class units pay the general partner a monthly brokerage commission equal to a rate of 0.4167%, a rate of 5.00% annually, of Legacy 1’s month-end net assets.   Legacy 2 Class units pay the general partner a monthly brokerage commission equal to a rate of 0.4375%, a rate of 5.25% annually, of Legacy 2’s month-end net assets.

Global 1 Class units pay the general partner a monthly brokerage commission equal to a rate of 0.3708%, a rate of 4.45% annually, of Global 2’s month-end net assets.   Global 2 units pay the general partner a monthly brokerage commission equal to a rate of 0.3917%, a rate of 4.70% annually, of Global 2’s month-end net assets.   Global 3 Class units pay the general partner a monthly brokerage commission equal to a rate of 0.5375%, a rate of 6.45% annually, of Global 3’s month-end net assets.

All expenses incurred in connection with the organization and the initial and ongoing public offering of Grant Park interests are paid by the general partner and are reimbursed to the general partner by Grant Park.  Effective April 1, 2009, Class A units bear organization and offering expenses at a monthly rate of 0.0083%, a rate of .10% annually, of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets.  Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class and, effective April 1, 2009, Class B units bear these expenses at a monthly rate of 0.025%, a rate of 0.30% annually, of the adjusted net assets of the Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class and Class B units, respectively, calculated and payable monthly on the basis of month-end adjusted net assets.  Prior to April 1, 2009, Class A units and Class B units bore these expenses at an annual rate of 0.20% and 0.60%, respectively, of the adjusted net assets of the Class A and Class B units, respectively, calculated and payable monthly on the basis of month-end adjusted net assets.

Operating expenses of Grant Park are paid for by the general partner and reimbursed by Grant Park.  Each of the Class A, Class B, Legacy 1, Legacy 2, Global 1, Global 2 and Global 3 units bear monthly operating expenses at a rate of 0.02083%, a rate of 0.25% annually, of the average month-end net assets of the each respective Class.  This reimbursement is made monthly.

The brokerage charge, organization and offering expense reimbursement and operating expense reimbursement paid to the general partner amounted to $64,822,792 for the year ended December 31, 2009, $44,833,225 for the year ended December 31, 2008, and $33,467,384 for the year ended December 31, 2007.

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

Grant Park pays the general partner the brokerage charge, which is based on a fixed percentage of net assets, regardless of whether actual transaction costs were less than or exceeded this fixed percentage or whether the number of trades significantly increases.   For the Legacy 1 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $25.20 based on the average trading activity of the Legacy 1 Class units’ trading advisors for the last three calendar years and assuming current allocations to the trading advisors.

For the Legacy 2 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $26.70 based on the average trading activity of the Legacy 2 Class units’ trading advisors for the last three calendar years and assuming current allocations to the trading advisors.

For the Global 1 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $19.90 based on the average trading activity of the Global 1 Class units’ trading advisors for the last three calendar years and assuming current allocations.

For the Global 2 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $21.31 based on the average trading activity of the Global 2 Class units’ trading advisors for the last three calendar years and assuming current allocations.

For the Global 3 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $29.18 based on the average trading activity of the Global 3 Class units’ trading advisors for the last three calendar years and assuming current allocations of net assets to the trading advisors.

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

Additionally, all expenses incurred in connection with the organization and the ongoing offering of the units are paid by the general partner and then reimbursed to the general partner by Grant Park.  The limited partnership agreement provides that Grant Park shall be entitled to reimbursement for organization and offering expenses at a rate of up to 1.0% per annum, computed monthly, of which up to 10% of such amount is reimbursable by Class A and 90% is reimbursable by Class B.  Effective April 1, 2004, Class A units bear organization and offering expenses at an annual rate of 20 basis points (0.20%) of the adjusted net assets of the Class A units calculated and payable monthly on the basis of month-end adjusted net assets.  Effective September 1, 2005, Class B units bear these expenses at an annual rate of 60 basis points (0.60%) of the adjusted net assets of the Class B units, calculated and payable monthly on the basis of month-end adjusted net assets.  Effective April 1, 2009, Class A units bear organization and offering expenses at an annual rate of 10 basis points (0.10%) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets, and Class B, Legacy 1 class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units bear organization and offering expenses at an annual rate of 30 basis points (0.30%) of the adjusted net assets of each respective Class of units, calculated and payable monthly on the basis of month-end adjusted net assets.    In no event, however, will the reimbursement from Grant Park to the general partner exceed 1.0% per annum of the average month-end net assets of Grant Park.  The general partner has the discretion to change the amounts assessed to each class for organization and offering expenses, provided the amounts do not exceed the limits set forth in the limited partnership agreement.  In its discretion, the general partner may require Grant Park to reimburse the general partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by Grant Park in any calendar year will not exceed the overall limits set forth above.

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

Grant Park has no officers or directors.  Its affairs are managed by its general partner, Dearborn Capital Management, L.L.C.  Set forth in the table below is information regarding the beneficial ownership of the officers of Grant Park’s general partner in Grant Park as of December 31, 2009.

Name	Number of Class A Limited Partnership Units		Number of Class B Limited Partnership Units		Number of Legacy 1 Class Limited Partnership Units		Number of Legacy 2 Class Limited Partnership Units		Number of Global 1 Class Limited Partnership Units		Number of Global 2 Class Limited Partnership Units		Number of Global 3 Class Limited Partnership Units		Number of General Partnership Units
Dearborn Capital Management, LLC	2,707.791		384.311		922.500		900.000		940.193		638.077		450.000		771.430
David M. Kavanagh	2,707.791	(1)	384.311	(1)	922.500	(1)	900.000	(1)	940.193	(1)	638.077	(1)	450.800	(1)	771.430	(1)
Patrick J. Meehan	135.123		—		—		—		150.000		—		—		—
Maureen O’Rourke	—		—		24.734		—		25.000		—		—		—

Name	Percentage of Outstanding Class A Limited Partnership Units	Percentage of Outstanding Class B Limited Partnership Units	Percentage of Outstanding Legacy 1 Class Limited Partnership Units	Percentage of Outstanding Legacy 2 Class Limited Partnership Units	Percentage of Outstanding Global 1 Class Limited Partnership Units	Percentage of Outstanding Global 2 Class Limited Partnership Units	Percentage of Outstanding Global 3 Class Limited Partnership Units	Percentage of General Partnership Units
Dearborn Capital Management, LLC	5.30%	0.07%	19.32%	22.37%	21.87%	8.00%	1.10%	100.00%
David M. Kavanagh	5.30%	0.07%	19.32%	22.37%	21.87%	8.00%	1.10%	100.00%
Patrick J. Meehan	0.26%	—	—	—	3.49%	—	—	—
Maureen O’Rourke	—	—	0.52%	—	0.58%	—	—	—
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

The following table sets forth the fees billed to Grant Park for professional audit services provided by McGladrey & Pullen, LLP, Grant Park’s independent registered public accountant, for the audit of Grant Park’s annual financial statements for the years ended December 31, 2009 and 2008, and fees billed for other professional services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an associated entity of McGladrey & Pullen, LLP) during those years.

Fee Category	2009	2008
Audit Fees(1)	$201,100	$162,120
Audit-Related Fees	43,360	28,286
Tax Fees(2)	6,500	6,800
All Other Fees	—	—
Total Fees	$250,960	$197,206
_____________
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

The Audit Committee of Grant Park’s general partner, Dearborn Capital Management, L.L.C., pre-approves all audit and permitted non-audit services of Grant Park’s independent accountants, including all engagement fees and terms.  The Audit Committee of Dearborn approved all the services provided by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (collectively “McGladrey”) during 2009 and 2008 to Grant Park described above.  The Audit Committee has determined that the payments made to McGladrey for these services during 2009 and 2008 are compatible with maintaining that firm’s independence.

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

36

(3)	Exhibits

Exhibit Number	Description of Document
3.1(1)	Third Amended and Restated Limited Partnership Agreement of the Registrant.
3.2(2)	Certificate of Limited Partnership of the Registrant.
10.1(3)	Form of Advisory Contract among the Registrant, Dearborn Capital Management, L.L.C., the trading advisor and the trading company
10.2(4)	Subscription Agreement and Power of Attorney.
10.3(5)	Request for Redemption Form.
10.4(3)	Operating Agreement of GP Cash Management, LLC.
10.5(3)	Form of LLC operating agreement governing each Trading Company.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________
(1)	Included as Appendix A to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-153862) and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-153862) and incorporated herein by reference.
(4)	Included as Appendix B to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-153862).
(5)	Included as Appendix D to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-153862).

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Grant Park Futures Fund Limited Partnership

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedules of investments, of Grant Park Futures Fund Limited Partnership (the Partnership) as of December 31, 2009 and 2008, and the related consolidated statements of operations and changes in partners’ capital for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grant Park Futures Fund Limited Partnership as of December 31, 2009 and 2008, and the results of their operations for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

   As discussed in Note 1 to the consolidated financial statements, the Partnership has elected to change its method of accounting for organization and offering costs as of and for the year ended December 31, 2009.

We were not engaged to examine management’s assessment of the effectiveness of Grant Park Futures Fund Limited Partnership’s internal control over financial reporting as of December 31, 2009 included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP
Chicago, Illinois February 22, 2010

Index

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008
Assets
Equity in brokers’ trading accounts:
U.S. Government securities, at fair value	$89,970,252	$29,215,898
Government-sponsored enterprises, at fair value	–	15,695,417
Cash	24,103,516	11,972,086
Unrealized gain on open contracts, net	14,009,391	5,210,231
Deposits with brokers	128,083,159	62,093,632
Cash and cash equivalents	42,335,885	157,740,416
Certificates of deposit, at fair value	15,755,711	28,525,736
Commercial paper, at fair value	–	9,979,833
Government-sponsored enterprises, at fair value	596,671,609	311,078,226
U.S. Government securities, at fair value	74,755,744
Redemption receivable	–	115,343,975
Interest receivable	–	233,208
Total assets	$857,602,108	$684,995,026

Liabilities and Partners’ Capital
Liabilities
Brokerage commission payable	$5,153,201	$3,928,422
Accrued incentive fees	203,427	8,324,848
Organization and offering costs payable	197,909	297,332
Accrued operating expenses	175,169	136,617
Pending partner additions	15,517,679	22,690,889
Redemptions payable	5,084,225	6,021,709
Total liabilities	26,331,610	41,399,817
Partners’ Capital
General Partner
Class A (units outstanding December 31, 2009 – 3,008.66, December 31, 2008 – 4,348.18)	4,287,922	6,827,509
Class B (units outstanding December 31, 2009 – 427.01)	522,813	–
Legacy 1 Class (units outstanding December 31, 2009 – 1,025.00)	990,276	–
Legacy 2 Class (units outstanding December 31, 2009 – 1,000.00)	964,540	–
Global 1 Class (units outstanding December 31, 2009 – 1,044.66)	999,554	–
Global 2 Class (units outstanding December 31, 2009 – 708.97)	676,076	–
Global 3 Class (units outstanding December 31, 2009 – 500.00)	469,821	–
Limited Partners
Class A (units outstanding December 31, 2009 – 48,356.59, December 31, 2008 – 52,408.70)	68,917,549	82,292,140
Class B (units outstanding December 31, 2009 – 570,593.04, December 31, 2008 – 408,160.74)	698,607,417	554,475,560
Legacy 1 Class (units outstanding December 31, 2009 – 3,851.25)	3,720,780	–
Legacy 2 Class (units outstanding December 31, 2009 – 3,122.95)	3,012,215	–
Global 1 Class (units outstanding December 31, 2009 – 3,358.60)	3,213,581	–
Global 2 Class (units outstanding December 31, 2009 – 7,333.83)	6,993,517	–
Global 3 Class (units outstanding December 31, 2009 – 40,328.60)	37,894,437	–

Total partners’ capital	831,270,498	643,595,209
Total liabilities and partners’ capital	$857,602,108	$684,995,026

The accompanying notes are an integral part of these consolidated financial statements.

Index

Grant Park Futures Fund Limited Partnership
Consolidated Condensed Schedule of Investments
December 31, 2009

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	(1,345,719)	(0.2)%	1,691,679	0.2%	345,960	**
Energy	1,459,685	0.2%	(1,100,365)	(0.1)%	359,320	**
Grains	655,296	0.1%	(704,834)	(0.1)%	(49,538)	**
Interest rates	(462,911)	(0.1)%	1,076,800	0.1%	613,889	0.1%
Meats	397,832	**	(215,832)	**	182,000	**
Metals	(1,273,379)	(0.2)%	(35,959)	**	(1,309,338)	(0.2)%
Soft commodities	6,528,998	0.8%	(4,543,342)	(0.5)%	1,985,656	0.2%
Stock indices and single stock futures	656,609	0.1%	54,186	**	710,795	0.1%
Total U.S. Futures Positions	6,616,411		(3,777,667)		2,838,744

Foreign Futures Positions:
Energy	469,717	0.1%	24,716	**	494,433	0.1%
Grains	(9,180)	**	5,150	**	(4,030)	**
Interest rates	(2,198,937)	(0.3)%	630,585	0.1%	(1,568,352)	(0.2)%
Metals	23,381,126	2.8%	(16,423,105)	(2.0)%	6,958,021	0.8%
Soft commodities	362,063	**	(27,893)	**	334,170	**
Stock indices	4,719,890	0.6%	(300,409)	**	4,419,481	0.5%
Total Foreign Futures Positions	26,724,679		(16,090,956)		10,633,723

Total Futures Contracts	$33,341,090	4.0%	$(19,868,623)	(2.4)%	$13,472,467	1.6%

Forward Contracts *
Currencies	$(804,012)	(0.1)%	$1,346,066	0.2%	$542,054	0.1%

Option on Futures Contracts *
U.S. Stock Indices	$3,955	**	$(9,085)	**	$(5,130)	**

Total Futures, Forward and Option on Futures Contracts	$32,541,033	3.9%	$(18,531,642)	(2.2)%	$14,009,391	1.7%
_______________
*
No individual futures, forward and option on futures contract position constituted greater than 1 percent of partners’ capital.   Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of partners’ capital.

Certificates of deposit
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$15,000,000	2/2/2010	Harris Bank, 2.0%	$15,270,562	1.8%
245,000	6/24/2010	Western Bank, 1.5%	245,081	**
240,000	11/24/2010	R-G Premier Bank, 1.3%	240,068	**
	Total Certificates of deposit		$15,755,711	1.8%
_______________
**	Represents less than 0.1% of partners’ capital.

The accompanying notes are an integral part of these consolidated financial statements.

Index

Grant Park Futures Fund Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2009

Government-sponsored enterprises

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$20,000,000	2/5/2010	Federal Home Loan Bank, 1.0%	$20,080,976	2.4%
12,700,000	2/19/2010	Federal Home Loan Bank, 3 month LIBOR minus 3.5 basis points quarterly reset	12,700,914	1.5%
20,000,000	3/4/2010	Federal Home Loan Bank, 1.1%	20,068,250	2.4%
20,000,000	8/5/2010	Fannie Mae, 3 month LIBOR minus 5 basis points quarterly reset	20,006,326	2.4%
25,000,000	8/24/2010	Freddie Mac, 3 month LIBOR minus 2 basis points quarterly reset	25,006,391	3.0%
25,000,000	9/3/2010	Freddie Mac, 3 month LIBOR minus 2 basis points quarterly reset	25,004,739	3.0%
25,000,000	9/24/2010	Freddie Mac, 3 month LIBOR minus 3 basis points quarterly reset	25,001,215	3.0%
10,000,000	11/8/2010	Federal Home Loan Bank, 3 month LIBOR minus 19 basis points quarterly reset	10,001,260	1.2%
24,500,000	11/26/2010	Federal Home Loan Bank, 3 month LIBOR minus 15 basis points quarterly reset	24,499,530	3.0%
14,500,000	12/6/2010	Federal Home Loan Bank, 3 month LIBOR minus 15 basis points quarterly reset	14,501,099	1.7%
25,000,000	2/1/2011	Freddie Mac, 3 month LIBOR minus 13 basis points quarterly reset	25,005,153	3.0%
20,000,000	2/14/2011	Federal Farm Credit Bank, 1 month LIBOR minus 3 basis points monthly reset	19,995,250	2.4%
9,700,000	3/29/2011	Federal Home Loan Bank, 0.5%	9,712,394	1.2%
20,000,000	5/27/2011	Fannie Mae, 3 month LIBOR plus 10 basis points quarterly reset	20,005,787	2.4%
25,000,000	6/17/2011	Freddie Mac, 3 month LIBOR plus 10 basis points quarterly reset	25,003,436	3.0%
20,000,000	7/7/2011	Freddie Mac, 1.6%	20,142,217	2.4%
25,000,000	7/20/2011	Federal Home Loan Bank, 1.0%	25,111,806	3.0%
24,500,000	8/24/2011	Freddie Mac, 1.5%	24,629,646	3.0%
24,500,000	8/24/2011	Federal Home Loan Bank, 1.2%	24,603,717	3.0%
9,500,000	9/2/2011	Freddie Mac, 1.8%	9,554,955	1.2%
19,500,000	10/5/2011	Federal Home Loan Bank, 1.0%	19,546,583	2.4%
18,475,000	10/13/2011	Federal Home Loan Bank, 1.3%	18,525,036	2.2%
19,500,000	10/19/2011	Federal Home Loan Bank, 1.4%	19,553,625	2.4%
30,000,000	11/18/2011	Freddie Mac, 1.5%	30,053,750	3.6%
19,800,000	11/25/2011	Fannie Mae, 1.4%	19,826,730	2.4%
9,000,000	12/7/2011	Federal Home Loan Bank, 1.0%	9,006,000	1.1%
15,000,000	12/15/2011	Federal Home Loan Bank, 1.2%	15,008,000	1.8%
10,000,000	12/15/2011	Freddie Mac, 1.3%	10,005,556	1.2%
30,000,000	12/21/2011	Freddie Mac, 1.3%	30,010,417	3.6%
24,500,000	12/30/2011	Fannie Mae, 1.3%	24,500,851	2.9%
	Total Government-sponsored enterprises		$596,671,609	71.8%

U.S. Government securities

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$30,000,000	9/23/2010	U.S. Treasury Bills, 0.4% (cost $29,875,633)	$29,909,458	3.6%
25,000,000	10/21/2010	U.S. Treasury Bills, 0.4% (cost $24,909,000)	24,926,750	3.0%
20,000,000	12/16/2010	U.S. Treasury Bills, 0.4% (cost $19,918,614)	19,919,536	2.4%
	Total U.S. Government securities		$74,755,744	9.0%

The accompanying notes are an integral part of these consolidated financial statements.

Index

Grant Park Futures Fund Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2009

U.S. Government securities in brokers’ trading accounts***

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$32,500,000	1/14/2010	U.S. Treasury Bills, 0.0%-0.3% (cost $32,485,255)	$32,498,740	3.9%
3,500,000	2/4/2010	U.S. Treasury Bills, 0.3% (cost $3,495,353)	3,498,996	0.4%
10,000,000	3/4/2010	U.S. Treasury Bills, 0.2% (cost $9,991,203)	9,996,291	1.2%
1,300,000	3/11/2010	U.S. Treasury Bills, 0.2% (cost $1,298,718)	1,299,470	0.2%
4,000,000	4/1/2010	U.S. Treasury Bills, 0.1% (cost $3,998,666)	3,999,036	0.5%
13,000,000	4/8/2010	U.S. Treasury Bills, 0.1% (cost $12,991,489)	12,994,035	1.6%
500,000	4/15/2010	U.S. Treasury Notes, 0.1% (cost $499,797)	499,839	0.1%
1,000,000	4/22/2010	U.S. Treasury Bills, 0.1% (cost $999,512)	999,607	0.1%
6,500,000	5/6/2010	U.S Treasury Bills, 0.2% (cost $6,495,109)	6,495,914	0.8%
2,000,000	5/27/2010	U.S Treasury Bills, 0.1% (cost $1,998,714)	1,998,714	0.2%
10,000,000	6/3/2010	U.S Treasury Bills, 0.1% (cost $9,995,094)	9,994,717	1.2%
3,500,000	6/10/2010	U.S Treasury Bills, 0.2% (cost $3,497,336)	3,497,308	0.4%
2,000,000	7/1/2010	U.S Treasury Bills, 0.2% (cost $1,998,382)	1,998,382	0.2%
200,000	12/16/2010	U.S Treasury Bills, 0.4% (cost $199,203)	199,203	**
	Total U.S. Government securities		$89,970,252	10.8%
_______________
**	Represents less than 0.1% of partners’ capital.

***	Pledged as collateral for the trading of futures, forward and option on futures contracts.

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

The accompanying notes are an integral part of these consolidated financial statements.

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

Index

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Operations
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Net trading gains (losses)
Net gain (loss) from trading
Realized	$(26,368,046)	$135,271,602	$67,015,724
Change in unrealized	9,175,197	(926,609)	(4,124,643)
Commissions	(11,878,814)	(6,824,118)	(5,505,936)
Net gains (losses) from trading	(29,071,663)	127,520,875	57,385,145
Income allocated from Dearborn Select Master Fund, SPC – Winton Segregated Portfolio	–	16,714,939	9,417,448
Loss allocated from GP 1, LLC	(2,740,621)	−	−
Total trading gains (losses)	(31,812,284)	144,235,814	66,802,593
Net investment income
Income
Interest income	6,395,208	12,681,834	17,475,172
Expenses
Brokerage commission	51,808,133	34,156,316	26,032,412
Incentive fees	4,545,390	25,332,013	7,017,463
Operating expenses	2,060,934	1,412,552	805,444
Organizational and offering costs	2,839,077	−	−
Total expenses	61,253,534	60,900,881	33,855,319
Net investment loss	$(54,858,326)	$(48,219,047)	$(16,380,147)
Net income (loss)	$(86,670,610)	$96,016,767	$50,422,446

Net income (loss) per unit from operations (based on weighted average number of units outstanding during the period):
General Partner & Limited Partner Class A Units	$(145.00)		$263.77		$148.80
General Partner & Limited Partner Class B Units	$(134.12)		$223.70		$125.29
General Partner & Limited Partner Legacy 1 Class Units	$(33.88)	$	N/A	$	N/A
General Partner & Limited Partner Legacy 2 Class Units	$(35.46)	$	N/A	$	N/A
General Partner & Limited Partner Global 1 Class Units	$(43.18)	$	N/A	$	N/A
General Partner & Limited Partner Global 2 Class Units	$(46.40)	$	N/A	$	N/A
General Partner & Limited Partner Global 3 Class Units	$(60.36)	$	N/A	$	N/A

Increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(145.00)		$260.73		$146.87
General Partner & Limited Partner Class B Units	$(134.12)		$215.79		$120.26
General Partner & Limited Partner Legacy 1 Class Units	$(33.88)	$	N/A	$	N/A
General Partner & Limited Partner Legacy 2 Class Units	$(35.46)	$	N/A	$	N/A
General Partner & Limited Partner Global 1 Class Units	$(43.18)	$	N/A	$	N/A
General Partner & Limited Partner Global 2 Class Units	$(46.40)	$	N/A	$	N/A
General Partner & Limited Partner Global 3 Class Units	$(60.36)	$	N/A	$	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Index

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
Years Ended December 31, 2009, 2008 and 2007

	Class A				Class B
	General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount
Partners’ capital, December 31, 2006	3,398.73	$3,951,351	46,628.21	$54,209,869	—	—	316,983.72	$324,091,775
Contributions	272.96	320,000	14,176.17	16,618,602	—	—	56,817.78	59,046,420
Redemptions	—	—	(9,432.45)	(11,166,190)	—	—	(38,092.81)	(40,048,152)
Offering costs	—	—	—	(106,370)	—	—	—	(1,653,955)
Net income (loss)	—	536,614	—	7,714,031	—	—	—	42,171,801
Partners’ capital, December 31, 2007	3,671.69	4,807,965	51,371.93	67,269,942	—	—	335,708.69	383,607,889
Contributions	676.49	1,000,000	14,070.43	20,802,983	—	—	105,026.40	134,317,181
Redemptions	—	—	(13,033.66)	(19,201,221)	—	—	(32,574.35)	(41,963,683)
Offering costs	—	—	—	(163,756)	—	—	—	(2,898,858)
Net income (loss)	—	1,019,544	—	13,584,192	—	—	—	81,413,031
Partners’ capital, December 31, 2008	4,348.18	6,827,509	52,408.70	82,292,140	—	—	408,160.74	554,475,560
Contributions	—	—	1,656.55	2,601,110	2,001.08	2,677,822	199,443.69	267,164,784
Redemptions	(1,339.52)	(2,000,000)	(5,708.66)	(8,424,365)	(1,574.07)	(2,028,133)	(37,011.39)	(46,695,477)
Net income (loss)	—	(539,587)	—	(7,551,336)	—	(126,876)	—	(76,337,450)
Partners’ capital, December 31, 2009	3,008.66	$4,287,922	48,356.59	$68,917,549	427.01	$522,813	570,593.04	$698,607,417

Net asset value per unit at December 31, 2006	$1,162.60	$1,022.42
Net asset value per unit at December 31, 2007	$1,309.47	$1,142.68
Net asset value per unit at December 31, 2008	$1,570.20	$1,358.47
Net asset value per unit at December 31, 2009	$1,425.20	$1,224.35

	Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount
Partners’ capital, December 31, 2006	—	$—	—	$—	—	$—	—	$—
Contributions	—	—	—	—	—	—	—	—
Redemptions	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—
Partners’ capital, December 31, 2007	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—
Redemptions	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—
Partners’ capital, December 31, 2008	—	—	—	—	—	—	—	—
Contributions	1,025.00	1,025,000	3,861.68	3,768,594	1,000.00	1,000,000	3,295.20	3,228,114
Redemptions			(10.43)	(10,000)			(172.25)	(167,161)
Net income (loss)	—	(34,724)	—	(37,814)	—	(35,460)	—	(48,738)
Partners’ capital, December 31, 2009	1,025.00	$990,276	3,851.25	$3,720,780	1,000.00	$964,540	3,122.95	$3,012,215

Net asset value per unit at December 31, 2006	$—	$—
Net asset value per unit at December 31, 2007	$—	$—
Net asset value per unit at December 31, 2008	$—	$—
Net asset value per unit at December 31, 2009	$966.12	$964.54

The accompanying notes are an integral part of these consolidated financial statements.

Index

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
Years Ended December 31, 2009, 2008 and 2007 (continued)

	Global 1 Class				Global 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount
Partners’ capital, December 31, 2006	—	$—	—	$—	—	$—	—	$—
Contributions	—	—	—	—	—	—	—	—
Redemptions	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—
Partners’ capital, December 31, 2007	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—	—
Redemptions	—	—	—	—	—	—	—	—
Offering costs	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—
Partners’ capital, December 31, 2008	—	—	—	—	—	—	—	—
Contributions	1,044.66	1,045,000	3,517.12	3,464,764	708.97	705,000	7,373.24	7,242,488
Redemptions	—	—	(158.52)	(154,906)	—	—	(39.41)	(37,588)
Net income (loss)	—	(45,446)	—	(96,277)	—	(28,924)	—	(211,383)
Partners’ capital, December 31, 2009	1,044.66	$999,554	3,358.60	$3,213,581	708.97	$676,076	7,333.83	$6,993,517

Net asset value per unit at December 31, 2006	$—	$—
Net asset value per unit at December 31, 2007	$—	$—
Net asset value per unit at December 31, 2008	$—	$—
Net asset value per unit at December 31, 2009	$956.82	$953.60

	Global 3 Class
	General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Total Amount
Partners’ capital, December 31, 2006	—	$—	—	$—	$382,252,995
Contributions	—	—	—	—	75,985,022
Redemptions	—	—	—	—	(51,214,342)
Offering costs	—	—	—	—	(1,760,325)
Net income (loss)	—	—	—	—	50,422,446
Partners’ capital, December 31, 2007	—	—	—	—	455,685,796
Contributions	—	—	—	—	156,120,164
Redemptions	—	—	—	—	(61,164,904)
Offering costs	—	—	—	—	(3,062,614)
Net income (loss)	—	—	—	—	96,016,767
Partners’ capital, December 31, 2008	—	—	—	—	643,595,209
Contributions	500.00	500,000	40,377.44	39,486,889	333,909,565
Redemptions	—	—	(48.84)	(46,036)	(59,563,666)
Net income (loss)	—	(30,179)	—	(1,546,416)	(86,670,610)
Partners’ capital, December 31, 2009	500.00	$469,821	40,328.60	$37,894,437	$831,270,498

Net asset value per unit at December 31, 2006	$—
Net asset value per unit at December 31, 2007	$—
Net asset value per unit at December 31, 2008	$—
Net asset value per unit at December 31, 2009	$939.64

The accompanying notes are an integral part of these consolidated financial statements.

Index

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements

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

The Partnership is a multi-advisor pool that carries out its purpose through trading by independent professional commodity trading advisors retained by Dearborn Capital Management, L.L.C. (the “General Partner”), the Partnership and, effective April 1, 2009, the Partnership’s subsidiary trading companies (each a “Trading Company” and collectively, the “Trading Companies”).  The Trading Companies were set up to, among other things, segregate risk by commodity trading advisor.  Effectively, this new structure isolates one trading advisor from another and any losses from one Trading Company will not carry over to the other Trading Companies.  The following is a list of the Trading Companies, for which the Partnership is the sole member and all of which were organized as Delaware limited liability companies:

GP 3, LLC (“GP 3”)	GP 7, LLC (“GP 7”)	GP 11, LLC (“GP 11”)
GP 4, LLC (“GP 4”)	GP 8, LLC (“GP 8”)	GP 12, LLC (“GP 12”)
GP 5, LLC (“GP 5”)	GP 9, LLC (“GP 9”)	GP 14, LLC (“GP 14”)
GP 6, LLC (“GP 6”)	GP 10, LLC (“GP 10”)

   Assets of Grant Park will not be invested in GP 12 until the first quarter of 2010 or in GP 14 until the second quarter of 2010.

Additionally, GP Cash Management, LLC was created on February 6, 2009 as a Delaware limited liability company to collectively manage and invest excess cash not required to be held at clearing brokers.  The members of GP Cash Management, LLC are the Trading Companies.

Classes of interests:  The Partnership has seven classes of limited partner interests (each a “Class” and collectively, the “Interests”), Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 (“Global 1”) Class, Global 2 (“Global 2”) Class and Global 3 (“Global 3”) Class units.

Index

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements

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

The Global 1 Class, Global 2 Class and Global 3 Class units are traded pursuant to trading programs pursuing technical trend trading philosophies, as well as pattern recognition philosophies, focused on relatively shorter timeframes than the Legacy 1 Class and Legacy 2 Class units.  The Global 1 Class, Global 2 Class and Global 3 Class units differ in respect to the General Partner’s brokerage commission.  The Global 1 Class and Global 2 Class units are initially being offered only to investors in wrap-accounts.

Significant accounting policies are as follows:

Accounting Principles:  In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. GAAP.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification combines all authoritative standards into a comprehensive, topically organized online database.  After the Codification launch on July 1, 2009 only one level of authoritative GAAP exists, other than guidance issued by the SEC.  All other accounting literature excluded from the Codification is considered non-authoritative.  The Codification impacts the Partnership’s financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.  The adoption of FASB ASC 105 did not impact the Partnership’s financial condition or results of operations.

Consolidation:  The Partnership is the sole member of each of the Trading Companies. The Trading Companies, in turn, are the only members of GP Cash Management, LLC.  The Partnership will present consolidated financial statements for the Partnership which include the accounts of the Trading Companies and GP Cash Management, LLC.  All material inter-company accounts and transactions are eliminated in consolidation.  Recent FASB guidance under FASB ASC 810 establishes accounting and reporting requirements for noncontrolling interests, which the Partnership previously referred to as minority interests.  This guidance requires noncontrolling interests to be reported as a component of partners’ capital on the consolidated statement of financial condition and the amount of net income attributable to noncontrolling interests to be identified on the consolidated statement of operations.  The Partnership adopted the provisions of this guidance, which had no material impact, effective January 1, 2009.

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

Index

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements

Cash and cash equivalents:  Cash and cash equivalents include cash, overnight investments, U.S. treasury bills and short-term investments in interest-bearing demand deposits with banks and cash managers with original maturities of three months or less at the date of acquisition.  The Partnership maintains deposits with high quality financial institutions in amounts that are in excess of federally insured limits; however, the Partnership does not believe it is exposed to any significant credit risk.

Revenue recognition:  Futures, options on futures, and forward contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are liquidated.  Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with FASB ASC 210-20, Balance Sheet, Offsetting.  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  Fair value of exchange-traded contracts is based upon exchange settlement prices.  Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.  U.S. Government securities, Government-sponsored enterprises and commercial paper are stated at cost plus accrued interest, which approximates fair value based on quoted prices in an active market.

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

   The Partnership follows the provisions of ASC 740, Income Taxes.  The Partnership is not subject to examination by U.S. federal or state taxing authorities for tax years before 2006.  As of December 31, 2009, the Partnership has no uncertain tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties.

Organization and offering costs:  All expenses incurred in connection with the organization and the initial and ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership.  This reimbursement is made monthly.  Effective April 1, 2009, Class A units bear organization and offering expenses at an annual rate of 10 basis points (0.10 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets.  Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class and, effective April 1, 2009, Class B units bear these expenses at an annual rate of 30 basis points (0.30 percent) of the adjusted net assets of the Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class and Class B units, respectively, calculated and payable monthly on the basis of month-end adjusted net assets.  Prior to April 1, 2009, Class A units and Class B units bore these expenses at an annual rate of 20 basis points (0.20 percent) and 60 basis points (0.60 percent), respectively, of the adjusted net assets of the Class A and Class B units, respectively, calculated and payable monthly on the basis of month-end adjusted net assets. “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions.  In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit.  Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses are charged against partners’ capital at the time of reimbursement or accrual.  Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued.  If the Partnership terminates prior to completion of payment of the calculated amounts to the General

Index

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements

Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner.  At December 31, 2009, all organization and offering costs incurred by the General Partner have been reimbursed.

Effective January 1, 2009, the Partnership has changed its accounting policy with respect to organization and offering costs.  Prior to that date, the Partnership charged organization and offering costs directly to partners’ capital.  The Partnership charges organization and offering costs to expense from operations as opposed to taking a direct charge to partners’ capital.  This change was done on a prospective basis starting January 1, 2009.  The effect of the change on net income (loss) is an increase in expense from operations of $2,839,077 and no change to partners’ capital for the twelve months ended December 31, 2009.  There is no cumulative effect of the change on the net asset value of the Partnership.

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

Reclassification:  Certain amounts in the 2008 and 2007 financial statements have been reclassified to conform with the 2009 presentation.

Statement of Cash Flows:  The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows.

Subsequent Events:  The Partnership follows the provisions of FASB ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The provisions of FASB ASC 855 were effective for interim and annual periods ending after June 15, 2009.  See Note 12.

NOTE 2.  FAIR VALUE MEASUREMENTS

The Partnership follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures.  FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Inputs are broadly defined under FASB ASC 820 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under FASB ASC 820 are described below:

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

Index

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements

The following section describes the valuation techniques used by the Partnership to measure different financial instruments at fair value and includes the level within the fair value hierarchy in which the financial instrument is categorized.

Fair value of exchange-traded contracts is based upon exchange settlement prices.  Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.  U.S. Government securities, Government-sponsored enterprises and commercial paper are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market.  These financial instruments are classified in Level 1 of the fair value hierarchy.

The Partnership values the certificates of deposit at face value plus accrued interest, which approximates fair value, and these financial instruments are classified in Level 2 of the fair value hierarchy.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$89,970,252	$–	$–	$89,970,252
Futures contracts	13,472,467	–	–	13,472,467
Forward contracts	542,054	–	–	542,054
Options on futures contracts	(5,130)	–	–	(5,130)
Cash and cash equivalents
Certificates of deposit	–	20,042,688	–	20,042,688
Commercial paper	6,761,718	–	–	6,761,718
Certificates of deposit	–	15,755,711	–	15,755,711
Government-sponsored enterprises	596,671,609	–	–	596,671,609
U.S. Government securities	74,755,744	–	–	74,755,744

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$29,215,898	$–	$–	$29,215,898
Government-sponsored enterprises	15,695,417	–	–	15,695,417
Futures contracts	6,603,439	–	–	6,603,439
Forward contracts	(1,393,208)	–	–	(1,393,208)
Cash and cash equivalents
Certificates of deposit	–	40,655,321	–	40,655,321
Commercial paper	89,383,455	–	–	89,383,455
Government-sponsored enterprises	4,993,389	–	–	4,993,389
Certificates of deposit	–	28,525,736	–	28,525,736
Commercial paper	9,979,833	–	–	9,979,833
Government-sponsored enterprises	311,078,226	–	–	311,078,226

Index

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements

NOTE 3.  DEPOSITS WITH BROKERS

The Partnership, through the Trading Companies, deposits assets with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of U.S. Treasury bills, U.S. Treasury notes, Government-sponsored enterprises and cash with such brokers.  The Partnership earns interest income on its assets deposited with the brokers.

NOTE 4.  COMMODITY TRADING ADVISORS

In the first quarter of 2009, in addition to its investment in GP 1, LLC through which a portion of its assets are managed by Winton Capital Management, the Partnership has entered into advisory contracts with Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Co., Graham Capital Management, L.P., Welton Investment Corporation, Global Advisors Jersey Limited, Transtrend B.V., Quantitative Investment Management LLC and Revolution Capital Management, LLC (the “Advisors”) pursuant to which the Advisors act as the Partnership’s commodity trading advisors.  The Advisors are paid a quarterly management fee ranging from 0 percent to 2 percent per annum of the Partnership’s month-end allocated net assets, which is paid by the General Partner from the brokerage commission (Note 5).

Additionally, the Advisors receive a quarterly incentive fee ranging from 20 percent to 26 percent of the new trading profits on the allocated net assets of the Advisor, which amounted to fees of $4,545,390, $25,332,013, and $7,017,463 for the years ended December 31, 2009, 2008, and 2007, respectively.

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

Index

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements

Through March 31, 2009, the Partnership paid the General Partner a monthly brokerage commission equal to one twelfth of 7.55 percent (7.55 percent annualized) of month-end net assets for Class A units and one twelfth of 8.00 percent (8.00 percent annualized) of month-end net assets for Class B units.  Effective April 1, 2009, the Partnership pays the General Partner a monthly brokerage commission equal to one twelfth of 7.50 percent (7.50 percent annualized) of month-end net assets for Class A units, one twelfth of 7.95 percent (7.95 percent annualized) of month-end net assets for Class B units, one twelfth of 5.00 percent (5.00 percent annualized) of month-end net assets for Legacy 1 Class units, one twelfth of 5.25 (5.25 percent annualized) of month-end net assets for Legacy 2 Class units, one twelfth of 4.45 percent (4.45 percent annualized) of month-end net assets for Global 1 Class units, one twelfth of 4.70 percent (4.70 percent annualized) of month-end net assets for Global 2 Class units, one twelfth of 6.45 percent (6.45 percent annualized) of month-end net assets for Global 3 Class units.  Included in the total brokerage commission are amounts paid to the clearing brokers for execution and clearing costs which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered which are reflected in the brokerage commission line on the consolidated statements of operations.

NOTE 6.  OPERATING EXPENSES

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership.  Operating expenses of the Partnership are limited to 0.25 percent per year of the average month-end net assets of the Partnership.

NOTE 7.  REDEMPTIONS

Class A and Class B Limited Partners have the right to redeem units as of any month-end upon ten (10) days’ prior written notice to the Partnership.  The General Partner, however, may permit earlier redemptions in its discretion.  There are no redemption fees applicable to Class A Limited Partners or to Class B Limited Partners who redeem their units on or after the one-year anniversary of their subscription.  Class B Limited Partners who redeem their units prior to the one-year anniversary of their subscriptions will pay the applicable early redemption fee.  Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class Limited Partners are prohibited from redeeming such units for the three months following the subscription for units.  There are no redemption fees applicable to Legacy 1 Class, Legacy 2 Class, Global 1 Class and Global 2 Class Limited Partners or to Global 3 Class Limited Partners who redeem their units on or after the one-year anniversary of their subscription.  Global 3 Class Limited Partners who redeem their units after the three-month lock-up, but prior to the one-year anniversary of their subscriptions for the redeemed units will pay the applicable early redemption fee.  Redemptions will be made on the last day of the month for an amount equal to the net asset value per unit, as defined, represented by the units to be redeemed.  The right to obtain redemption is also contingent upon the Partnership’s having property sufficient to discharge its liabilities on the redemption date and may be delayed if the General Partner determines that earlier liquidation of commodity interest positions to meet redemption payments would be detrimental to the Partnership or nonredeeming Limited Partners.

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

Index

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements

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

	2009	2008	2007
Total return – Class A Units	(9.23)%	19.91%	12.63%
Total return – Class B Units	(9.87)%	18.88%	11.76%
Total return – Legacy 1 Class Units	(3.39)%	−	−
Total return – Legacy 2 Class Units	(3.55)%	−	−
Total return – Global 1 Class Units	(4.32)%	−	−
Total return – Global 2 Class Units	(4.64)%	−	−
Total return – Global 3 Class Units	(6.04)%	−	−
Ratios as a percentage of average net assets: *
Interest income	0.80%	2.32%	4.24%

Expenses prior to incentive fees	7.08%	6.52%	6.52%
Incentive fees	0.57%	4.64%	1.70%
Total expenses	7.65%	11.16%	8.22%
Net investment loss **	(6.28)%	(4.20)%	(2.28)%
_______________
* Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class Units began trading April 1, 2009 and, accordingly, the total return represents the return from April 1, 2009 through December 31, 2009.  These units exclude the classes of the Partnership’s proportionate share of expenses and net investment income (loss) from GP 1, LLC from January 1, 2009 to March 31, 2009, and Dearborn Select Master Fund, SPC – Winton Segregated Portfolio for 2008.
** Excludes incentive fee.

The interest income and expense ratios above are computed based upon the weighted average net assets of the limited partners for the years ended December 31, 2009, 2008 and 2007.

Index

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements

The following per unit performance calculations reflect activity related to the Partnership.

	Class A Units	Class B Units	Legacy 1 Class Units	Legacy 2 Class Units
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at December 31, 2006	$1,162.60	$1,022.42	N/A	N/A
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	191.82	167.87	N/A	N/A
Expenses net of interest income*	(43.02)	(42.58)	N/A	N/A
Total income (loss) from operations	148.80	125.29	N/A	N/A
Organization and offering costs*	(1.93)	(5.03)	N/A	N/A
Net asset value per unit at December 31, 2007	1,309.47	1,142.68	N/A	N/A
Income (loss) from operations
Net realized and change in unrealized gain from trading	389.13	336.88	N/A	N/A
Expenses net of interest income*	(125.36)	(113.18)	N/A	N/A
Total income (loss) from operations	263.77	223.70	N/A	N/A
Organization and offering costs*	(3.04)	(7.91)	N/A	N/A
Net asset value per unit at December 31, 2008**	1,570.20	1,358.47	$1,000.00	$1,000.00
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	(54.61)	(45.74)	2.72	1.58
Expenses net of interest income*	(90.39)	(88.38)	(36.60)	(37.04)
Total income (loss) from operations	(145.00)	(134.12)	(33.88)	(35.46)
Net asset value per unit at December 31, 2009	$1,425.20	$1,224.35	$966.12	$964.54

	Global 1 Class Units	Global 2 Class Units	Global 3 Class Units
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at December 31, 2006	N/A	N/A	N/A
Income (loss) from operations
Net realized and change in unrealized gain from trading	N/A	N/A	N/A
Expenses net of interest income*	N/A	N/A	N/A
Total income (loss) from operations	N/A	N/A	N/A
Organization and offering costs*	N/A	N/A	N/A
Net asset value per unit at December 31, 2007	N/A	N/A	N/A
Income (loss) from operations
Net realized and change in unrealized gain from trading	N/A	N/A	N/A
Expenses net of interest income*	N/A	N/A	N/A
Total income (loss) from operations	N/A	N/A	N/A
Organization and offering costs*	N/A	N/A	N/A
Net asset value per unit at December 31, 2008**	$1,000.00	$1,000.00	$1,000.00
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	(10.96)	(13.73)	(14.17)
Expenses net of interest income*	(32.22)	(32.67)	(46.19)
Total income (loss) from operations	(43.18)	(46.40)	(60.36)
Net asset value per unit at December 31, 2009	$956.82	$953.60	$939.64
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

** Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units began trading April 1, 2009.

Index

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements

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

Net trading results from derivatives for the years ended December 31, 2009, 2008 and 2007, are reflected in the statements of operations.  Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contract, and forward contracts.

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

Index

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements

The unrealized gain (loss) on open futures, forward and option contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Contracts (non-exchange-traded)
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Gross unrealized gains	$51,128,960	$27,066,816	$6,513,328	$1,785,615
Gross unrealized (losses)	(37,656,493)	(20,463,377)	(5,971,274)	(3,178,823)
Net unrealized gain (loss)	$13,472,467	$6,603,439	$542,054	$(1,393,208)

	Option Contracts (exchange-traded)		Total
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Gross unrealized gains	$3,955	$–	$57,646,243	$28,852,431
Gross unrealized (losses)	(9,085)	–	(43,636,852)	(23,642,200)
Net unrealized gain (loss)	$(5,130)	$–	$14,009,391	$5,210,231

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

The Partnership’s business is speculative trading.  The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05.  For the twelve months ended December 31, 2009, the monthly average futures contracts, forward contracts and option contracts bought and sold was approximately 3,015 and 2,981, respectively.  The following tables summarize the quantitative information required by FASB ASC 815:

Index

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements

Fair Values of Derivative Instruments

	Asset Derivatives* 12/31/2009	Liability Derivatives* 12/31/2009	Fair Value	Statement of Financial Position Location
Currencies contracts	$9,791,450	$(8,903,436)	$888,014	Unrealized gain (loss) on open contracts, net
Energy contracts	3,238,790	(2,385,037)	853,753	Unrealized gain (loss) on open contracts, net
Grains contracts	1,318,059	(1,371,627)	(53,568)	Unrealized gain (loss) on open contracts, net
Interest rates contracts	3,716,428	(4,670,891)	(954,463)	Unrealized gain (loss) on open contracts, net
Meats contracts	465,512	(283,512)	182,000	Unrealized gain (loss) on open contracts, net
Metals contracts	25,182,087	(19,533,404)	5,648,683	Unrealized gain (loss) on open contracts, net
Soft commodities contracts	7,672,469	(5,352,643)	2,319,826	Unrealized gain (loss) on open contracts, net
Stock indices contracts	6,261,448	(1,136,302)	5,125,146	Unrealized gain (loss) on open contracts, net
	$$57,646,243	$(43,636,852)	$14,009,391	Unrealized gain (loss) on open contracts, net

*The fair values of all asset and liability derivatives, including currencies, energy, grains, interest rates, meats, metals, soft commodities and stock indices contracts, are included in equity in broker trading accounts in the consolidated statement of financial condition.

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Year Ended
December 31, 2009

Type of contract	Location of Gain or Loss in Consolidated Statement of Operations	Year Ended December 31, 2009

Currencies contracts	Realized and Change in unrealized gains (losses) on trading	$(3,908,974)
Energy contracts	Realized and Change in unrealized gains (losses) on trading	(27,770,298)
Grains contracts	Realized and Change in unrealized gains (losses) on trading	(4,428,202)
Interest rates contracts	Realized and Change in unrealized gains (losses) on trading	(33,040,510)
Meats contracts	Realized and Change in unrealized gains (losses) on trading	(729,433)
Metals contracts	Realized and Change in unrealized gains (losses) on trading	21,225,706
Softs commodities contracts	Realized and Change in unrealized gains (losses) on trading	3,968,216
Stock indices contracts	Realized and Change in unrealized gains (losses) on trading	27,490,646

	Realized and Change in unrealized gains (losses) on trading	$(17,192,849)

Line Item in Consolidated Statement of Operations	Year Ended December 31, 2009

Realized	$(26,368,046)

Change in unrealized	9,175,197

$(17,192,849)

Index

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements

NOTE 12.  SUBSEQUENT EVENTS

Management of the Partnership evaluated subsequent events through February 22, 2010, the date these financial statements were issued.  From January 1, 2010 to February 22, 2010, there were contributions and redemptions totaling approximately $26,900,000 and $4,449,000 respectively.

Effective January 1, 2010, Sunrise Capital Partners, LLC (“Sunrise”) began trading on behalf of the Partnership and will serve as a commodity trading advisor with respect to all outstanding classes of the Partnership’s units.  Sunrise will be allocated less than 10 percent of the Partnership’s net assets to manage.

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

Index

Dearborn Select Master Fund, SPC – Winton Segregated Portfolio
Statements of Financial Condition
December 31, 2008 and 2007

Assets	2008	2007
Equity in broker trading account:
Cash	$6,632,155	$7,377,530
U.S. Government securities, at fair value	2,998,799	12,469,108
Unrealized gain on open futures contracts, net	1,958,960	1,250,392
Deposits with broker	11,589,914	21,097,030
Cash and cash equivalents	26,404,426	27,614,107
Certificates of deposit, at fair value	3,728,731	20,270,349
Commercial paper, at fair value	2,573,970	8,458,676
Government-sponsored enterprises, at fair value	71,749,054	22,731,032
Interest receivable	34,484	81,634
Total assets	$116,080,579	$100,252,828
Liabilities and Shareholders’ Equity
Liabilities
Brokerage commission payable	$327,555	$258,428
Accrued incentive fee	396,993	1,175,356
Management fee payable	–	1,948
Redemption payable	115,343,975	–
Other payables	12,056	28,100
Total liabilities	116,080,579	1,463,832
Shareholders’ equity
Class GP	–	98,629,036
Class A	–	159,960
Total shareholders’ equity	–	98,788,996

Total liabilities and shareholders’ equity	$116,080,579	$100,252,828

The accompanying notes are an integral part of these financial statements.

Index

Dearborn Select Master Fund, SPC – Winton Segregated Portfolio
Condensed Schedule of Investments
December 31, 2008
(Expressed in U.S. dollars)

	Unrealized gain/(loss) on open long contracts	Percent of Shareholders’ Equity*	Unrealized gain/(loss) on open short contracts	Percent of Shareholders’ Equity*	Net unrealized gain/(loss) on open contracts	Percent of Shareholders’ Equity*

Futures Contacts**
UU.S. Futures Positions:
Currencies	$198,481	0.2%	$(611,431)	(0.5)%	$(412,950)	(0.3)%
Energy	─	***	40,428	***	40,428	***
Grains	─	***	(539,362)	(0.5)%	(539,362)	(0.5)%
Interest rates	1,037,902	0.9%	–	***	1,037,902	0.9%
Meats	5,160	***	25,800	***	30,960	***
Metals	─	***	(60,808)	(0.1)%	(60,808)	(0.1)%
Soft commodities	2,290	***	15,225	***	17,515	***
Stock indices	(3,540)	***	(20,075)	***	(23,615)	***
Total U.S. Futures Positions	1,240,293		(1,150,223)		90,070

Foreign Futures Positions:
Energy	$12,585	***	$17,810	***	$30,395	***
Grains	─	***	(1,188)	***	(1,188)	***
Interest rates	1,363,347	1.2%	(2,633)	***	1,360,714	1.2%
Metals	(71,206)	(0.1)%	528,609	0.5%	457,403	0.4%
Soft commodities	45,705	***	2,430	***	48,135	***
Stock indices	─	***	(26,569)	***	(26,569)	***
Total Foreign Futures Positions	1,350,431		518,459		1,868,890

Total Futures Contracts	$2,590,724	2.2%	$(631,764)	(0.5)%	$1,958,960	1.7%

_______________
*	Represents the percent of shareholders’ equity on December 31, 2008 before redemption.

**	No individual futures and option contract position constituted greater than 5 percent of shareholders’ equity. Accordingly, the number of contracts and expiration dates are not presented.

***	Represents less than 0.1% of shareholders’ equity.

Certificates of deposit
Face Value	Maturity Date	Description	Fair Value	Percent of Shareholders’ Equity*
$3,000,000	5/1/2009	Comerica Bank, 1 month LIBOR plus 15 basis points	$3,005,296	2.6%
240,000	8/14/2009	Amcore Bank, 3.5%	241,120	0.2%
240,000	11/12/2009	Huntington National Bank, 4.0%	241,250	0.2%
240,000	11/17/2009	Mercantile Bank of Michigan, 3.6%	241,065	0.2%
	Total Certificates of deposit		$3,728,731	3.2%

*	Represents the percent of shareholders’ equity on December 31, 2008 before redemption.

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
U U.S. Futures Positions:
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

F Foreign Futures Positions:
Energy	$170,530	0.2%	–	**	170,530	0.2%
Interest rates	(132,569)	(0.1)%	(39,128)	**	(171,697)	(0.2)%
Metals	(620,144)	(0.6)%	316,710	0.3%	(303,434)	(0.3)%
Soft commodities	3,420	**	(11,605)	**	(8,185)	**
Stock indices	203,780	0.2%	17,722	**	221,502	0.2%
Total Foreign Futures Positions	(374,983)		283,699		(91,284)

Total Futures Contracts	$1,211,522	1.2%	$38,870	**	$1,250,392	1.3%
_______________
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

Index

Dearborn Select Master Fund, SPC – Winton Segregated Portfolio
Condensed Schedule of Investments (Continued)
December 31, 2007
(Expressed in U.S. dollars)

Commercial paper
Face Value	Maturity Date	Description	Fair Value	Percent of Shareholders’ Equity
$2,000,000	1/10/2008	Progress Energy Co., 5.5%	$1,997,335	2.0%
3,500,000	2/8/2008	Zions Banc Corp., 5.2%	3,481,491	3.5%
3,000,000	2/22/2008	GE Capital, 4.8%	2,979,850	3.0%
	Total Commercial paper		$8,458,676	8.5%

Government-sponsored enterprises
Face Value	Maturity Date	Description	Fair Value	Percent of Shareholders’ Equity
$2,000,000	6/15/2008	Fannie Mae, 5.3%	$2,004,289	2.0%
3,500,000	7/16/2008	Federal Home Loan Bank, 5.3%	3,585,502	3.6%
3,000,000	8/1/2008	Farmer Mac, 5.3%	3,066,692	3.1%
3,000,000	10/8/2008	Farmer Mac, 4.7%	3,031,333	3.1%
1,000,000	10/30/2008	Federal Home Loan Bank, 4.5%	1,007,500	1.0%
3,000,000	11/19/2008	Federal Home Loan Bank, 4.6%	3,016,188	3.1%
3,000,000	11/24/2008	Federal Home Loan Bank, 1 year constant maturity plus 65 basis points	3,002,328	3.1%
2,000,000	11/28/2008	Federal Home Loan Bank, 4.6%	2,008,342	2.0%
2,000,000	12/1/2008	Federal Home Loan Bank, 3 month LIBOR minus 23 basis points quarterly reset	2,008,858	2.0%
	Total Government-sponsored enterprises		$22,731,032	23.0%

U.S. Government Securities***
Face Value	Maturity Date	Description	Fair Value	Percent of Shareholders’ Equity
$12,500,000	1/31/2008	U.S. Treasury bills, 2.7% (cost $12,466,751)	$12,469,108	12.6%
	Total U.S. Government Securities		$12,469,108
_______________
***	Pledged as collateral for the trading of futures, forward and option contracts.

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

Index

Dearborn Select Master Fund, SPC – Winton Segregated Portfolio
Statements of Cash Flows
Year ended December 31, 2008 and the Period from June 1, 2007 (commencement of operations) through December 31, 2007
(Expressed in U.S. dollars)

	2008	2007

Cash Flows Used In Operating Activities
Increase in net assets arising from operations	$16,726,073	$9,432,208
Adjustments to reconcile net increase in net assets arising from operations to cash used in operating activities
Net purchases of investments in U.S. Government securities	9,470,309	(12,469,108)
Net change in unrealized gain on open futures contracts, net	(708,568)	(1,250,392)
Net sales (purchases) of investments in Certificates of deposit	16,541,618	(20,270,349)
Net sales (purchases) of investments in Commercial paper	5,884,706	(8,458,676)
Net purchases of investments in Government-sponsored enterprises	(49,018,022)	(22,731,032)
Decrease (Increase) in interest receivable	47,150	(81,634)
Increase in brokerage commission payable	69,127	258,428
(Decrease) Increase in accrued incentive fees	(778,363)	1,175,356
(Decrease) Increase in management fee payable	(1,948)	1,948
Increase in redemption payable	115,343,975	–
(Decrease) Increase in other payables	(16,044)	28,100

Net cash used in operating activities	113,560,013	(54,365,151)

Cash Flows Provided by Financing Activities
Proceeds from issuance of shares	–	89,356,788
Payments for redemptions of shares	(115,515,069)	–

Net cash provided by financing activities	(115,515,069)	89,356,788

Net increase (decrease) in cash and cash equivalents	(1,955,056)	34,991,637

Cash and cash equivalents
Beginning of year	34,991,637	–
End of year	$33,036,581	$34,991,637

End of year cash and cash equivalents consists of:
Cash in broker trading accounts	$6,632,155	$7,377,530
Cash and cash equivalents	26,404,426	27,614,107

Total end of year cash and cash equivalents	$33,036,581	$34,991,637

The accompanying notes are an integral part of these financial statements.

Index

Dearborn Select Master Fund, SPC – Winton Segregated Portfolio
Statements of Changes in Shareholders’ Equity
Year ended December 31, 2008 and the Period from June 1, 2007 (commencement of operations) through December 31, 2007
(Expressed in U.S. dollars)

	Class GP
	Number of Shares	Share Capital	Share Premium	Accumulated Surplus/ (Deficit)	Class GP Total
Balance – beginning *	—	$—	$—	$—	$—
Proceeds on subscription of shares	89,211.59	892	89,210,696	—	89,211,588
Payments on redemption of shares	—	—	—	—	—
Net gain	—	—	—	9,417,448	9,417,448
Balance - December 31, 2007	89,211.59	892	89,210,696	9,417,448	98,629,036
Proceeds on subscription of shares				—
Payments on redemption of shares	(89,211.59)	(892)	(89,210,696)	(26,132,387)	(115,343,975)
Net gain	—	—	—	16,714,939	16,714,939
Balance - December 31, 2008	─	$ ─	$ ─	$ ─	$ ─
Net asset value per share at December 31, 2007					$1,105.56
Net asset value per share at December 31, 2008					$ ─

	Class A
	Number of Shares	Share Capital	Share Premium	Accumulated Surplus/ (Deficit)	Class A Total	Total
Balance – beginning *	—	$—	$—	$—	$—	$—
Proceeds on subscription of shares	145.20	1	145,199	—	145,200	89,356,788
Payments on redemption of shares	—	—	—	—	—
Net gain	—	—	—	14,760	14,760	9,432,208
Balance - December 31, 2007	145.20	1	145,199	14,760	159,960	$98,788,996
Proceeds on subscription of shares				—
Payments on redemption of shares	(145.20)	(1)	(145,199)	(25,894)	(171,094)	(115,515,069)
Net gain	—	—	—	11,134	11,134	16,726,073
Balance - December 31, 2008	─	$ ─	$ ─	$ ─	$ ─	$ ─
Net asset value per share at December 31, 2007					$1,101.65
Net asset value per share at December 31, 2008					$ ─
_______________
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

The following table presents Winton Segregated Portfolio’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

Index

Dearborn Select Master Fund, SPC – Winton Segregated Portfolio
Notes to Financial Statements

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$2,998,799	$-	$-	$2,998,799
Futures contracts	1,958,960	-	-	1,958,960
Cash and cash equivalents
Certificates of deposit	-	12,456,183	-	12,456,183
Commercial paper	12,450,226	-	-	12,450,226
Government-sponsored enterprises	1,498,017	-	-	1,498,017
Certificates of deposit	-	3,728,731	-	3,728,731
Commercial paper	2,573,970	-	-	2,573,970
Government-sponsored enterprises	71,749,054	-	-	71,749,054

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
_______________
*Excludes incentive fee.

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

	Winton Segregated Portfolio
	Class GP	Class A
Net asset value per share – initial subscription*	$1,000.00	$1,000.00
Net investment loss*	(21.09)	(20.17)
Net realized and change in unrealized gain from trading*	126.65	121.82
Total increase in net assets arising from operations	105.56	101.65
Net asset value per share – December 31, 2007	$1,105.56	$1,101.65
Net investment loss*	(61.47)	(49.84)
Net realized and change in unrealized gain from trading*	(1,044.09)	(1,051.81)
Total increase in net assets arising from operations	(1,105.56)	(1,101.65)
Net asset value per share – December 31, 2007	$–	$–
_______________
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

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois on the 22nd day of February, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2010.

Signature	Title

/s/David M. Kavanagh	President (Principal Executive Officer)
David M. Kavanagh

/s/Maureen O’Rourke	Chief Financial Officer (Principal Financial and
Maureen O’Rourke	Accounting Officer)

Index

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(1)	Third Amended and Restated Limited Partnership Agreement of the Registrant.
3.2(2)	Certificate of Limited Partnership of the Registrant.
10.1(3)	Form of Advisory Contract among the Registrant, Dearborn Capital Management, L.L.C., the trading advisor and the trading company.
10.2(4)	Subscription Agreement and Power of Attorney.
10.3(5)	Request for Redemption Form.
10.4(3)	Operating Agreement of GP Cash Management, LLC.
10.5(3)	Form of LLC operating agreement governing each Trading Company.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________
(1)	Included as Appendix A to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-153862) and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-153862) and incorporated herein by reference.
(4)	Included as Appendix B to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-153862).
(5)	Included as Appendix D to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-153862).

Index