Form 10-Q
period 2010-03-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2010-05-17
CIK 845698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  March 31, 2010

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
Yes ☐   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                    Accelerated filer ☐                   Non-accelerated filer ☒                       Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐   No ☒

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED March 31, 2010

Index

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Financial Condition

	March 31, 2010	December 31, 2009
Assets
Equity in brokers’ trading accounts:
U.S. Government securities, at fair value	$99,122,578	$89,970,252
Cash	16,224,762	24,103,516
Unrealized gain on open contracts, net	30,391,676	14,009,391
Deposits with brokers	145,739,016	128,083,159

Cash and cash equivalents	102,425,668	42,335,885
Certificates of deposit, at fair value	485,149	15,755,711
Government-sponsored enterprises, at fair value	554,247,941	596,671,609
U.S. Government securities, at fair value	44,878,812	74,755,744
Interest receivable	4,074	–
Total assets	$847,780,660	$857,602,108

Liabilities and Partners’ Capital
Liabilities
Brokerage commission payable	$4,853,384	$5,153,201
Accrued incentive fees	241,052	203,427
Organization and offering costs payable	195,864	197,909
Accrued operating expenses	172,680	175,169
Pending partner additions	18,640,512	15,517,679
Redemptions payable	11,418,699	5,084,225
Total liabilities	35,522,191	26,331,610
Partners’ Capital
General Partner
Class A (units outstanding March 31, 2010 – 3,008.66 and December 31, 2009 – 3,008.66)	4,134,125	4,287,922
Class B (units outstanding March 31, 2010 – 427.01 and December 31, 2009 – 427.01)	503,239	522,813
Legacy 1 Class (units outstanding March 31, 2010 – 1,025.00 and December 31, 2009 – 1,025.00)	959,047	990,276
Legacy 2 Class (units outstanding March 31, 2010 – 1,000.00 and December 31, 2009 – 1,000.00)	933,555	964,540
Global 1 Class (units outstanding March 31, 2010 – 1,044.66 and December 31, 2009 – 1,044.66)	962,109	999,554
Global 2 Class (units outstanding March 31, 2010 – 915.66 and December 31, 2009 – 708.97)	839,359	676,076
Global 3 Class (units outstanding March 31, 2010 – 500.00 and December 31, 2009 – 500.00)	449,603	469,821
Limited Partners
Class A (units outstanding March 31, 2010 – 44,697.97 and December 31, 2009 – 48,356.59)	61,418,456	68,917,549
Class B (units outstanding March 31, 2010 – 550,715.89 and December 31, 2009 – 570,593.04)	649,024,584	698,607,417
Legacy 1 Class (units outstanding March 31, 2010 – 4,671.85 and December 31, 2009 – 3,851.25)	4,371,246	3,720,780
Legacy 2 Class (units outstanding March 31, 2010 – 4,159.41 and December 31, 2009 – 3,122.95)	3,883,040	3,012,215
Global 1 Class (units outstanding March 31, 2010 – 5,441.51 and December 31, 2009 – 3,358.60)	5,011,521	3,213,581
Global 2 Class (units outstanding March 31, 2010 –12,801.19 and December 31, 2009 – 7,333.83)	11,734,492	6,993,517
Global 3 Class (units outstanding March 31, 2010 – 75,660.26 and December 31, 2009 – 40,328.60)	68,034,093	37,894,437
Total partners’ capital	812,258,469	831,270,498
Total liabilities and partners’ capital	$847,780,660	$857,602,108

The accompanying notes are an integral part of these consolidated financial statements.

Index

Grant Park Futures Fund Limited Partnership
Consolidated Condensed Schedule of Investments
March 31, 2010
(Unaudited)

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts*
U.S. Futures Positions:
Currencies	$2,686,228	0.3%	$699,787	0.1%	$3,386,015	0.4%
Energy	2,067,644	0.3%	2,675,936	0.3%	4,743,580	0.6%
Grains	(850,727)	(0.1)%	4,400,294	0.5%	3,549,567	0.4%
Interest rates	(158,784)	**	278,931	**	120,147	**
Meats	1,431,551	0.2%	(82,423)	**	1,349,128	0.2%
Metals	1,898,420	0.2%	(70,703)	**	1,827,717	0.2%
Soft commodities	577,370	0.1%	437,278	0.1%	1,014,648	0.1%
Stock indices and single stock futures	2,185,242	0.3%	19,139	**	2,204,381	0.3%
Total U.S. Futures Positions	9,836,944		8,358,239		18,195,183
Foreign Futures Positions:
Energy	1,396,603	0.2%	(209,108)	**	1,187,495	0.1%
Grains	(6,675)	**	13,337	**	6,662	**
Interest rates	2,574,642	0.3%	113,814	**	2,688,456	0.3%
Metals	20,507,937	2.5%	(16,033,254)	(2.0)%	4,474,683	0.6%
Soft commodities	(45,962)	**	(32,071)	**	(78,033)	**
Stock indices	3,456,245	0.4%	49,209	**	3,505,454	0.4%
Total Foreign Futures Positions	27,882,790		(16,098,073)		11,784,717
Total Futures Contracts	$37,719,734	4.6%	$(7,739,834)	(1.0)%	$29,979,900	3.7%
Forward Contracts*
Currencies	$1,353,019	0.2%	$(936,275)	(0.1)%	$416,744	0.1%

Option on Futures Contracts*
U.S. Stock Indices	$5,510	**	$(10,478)	**	$(4,968)	**

Total Futures, Forward and Option on Futures Contracts	$39,078,263	4.8%	$(8,686,587)	(1.1)%	$30,391,676	3.7%

*
No individual futures, forward, and option on futures contract position constituted greater than 1 percent of partners’ capital.  Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of partners’ capital.

U.S. Certificates of deposit
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$485,000	6/24/2010 - 11/24/2010	U.S. Certificates of Deposit, 1.3-1.5% (cost $485,000)	$485,149	**

**             Represents less than 0.1% of partners’ capital.

The accompanying notes are an integral part of these consolidated financial statements.

Index

Grant Park Futures Fund Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
March 31, 2010
(Unaudited)

U.S. Government-sponsored enterprises
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$98,800,000	8/5/2010 - 3/22/2012	Federal National Mortgage Association, 0.2-1.4%	$98,986,814	12.2%
284,575,000	8/24/2010 - 3/30/2012	Federal Home Loan Mortgage Corp., 0.1-1.5%	284,888,259	35.1%
149,975,000	11/8/2010 - 2/10/2012	Federal Home Loan Bank, 0.1-1.4%	150,376,164	18.5%
20,000,000	2/14/2011	Federal Farm Credit Bank, 0.2%	19,996,704	2.4%
	Total U.S. Government-sponsored enterprises (cost $553,330,035)		$554,247,941	68.2%

U.S. Government securities
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$45,000,000	2/10/2011	U.S. Treasury Bills, 0.3% (cost $44,865,456)	$44,878,812	5.5%

U.S. Government securities in brokers’ trading accounts***
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$99,250,000	4/1/2010-1/13/2011	U.S. Treasury Bills, 0.1-0.4% (cost $99,099,568)	$99,122,578	12.2%

***             Pledged as collateral for the trading of futures, forward and option on futures contracts.

The accompanying notes are an integral part of these consolidated financial statements.

Index

Grant Park Futures Fund Limited Partnership
Consolidated Condensed Schedule of Investments
December 31, 2009

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$(1,345,719)	(0.2)%	$1,691,679	0.2%	$345,960	**
Energy	1,459,685	0.2%	(1,100,365)	(0.1)%	359,320	**
Grains	655,296	0.1%	(704,834)	(0.1)%	(49,538)	**
Interest rates	(462,911)	(0.1)%	1,076,800	0.1%	613,889	0.1%
Meats	397,832	**	(215,832)	**	182,000	**
Metals	(1,273,379)	(0.2)%	(35,959)	**	(1,309,338)	(0.2)%
Soft commodities	6,528,998	0.8%	(4,543,342)	(0.5)%	1,985,656	0.2%
Stock indices and single stock futures	656,609	0.1%	54,186	**	710,795	0.1%
Total U.S. Futures Positions	6,616,411		(3,777,667)		2,838,744
Foreign Futures Positions:
Energy	469,717	0.1%	24,716	**	494,433	0.1%
Grains	(9,180)	**	5,150	**	(4,030)	**
Interest rates	(2,198,937)	(0.3)%	630,585	0.1%	(1,568,352)	(0.2)%
Metals	23,381,126	2.8%	(16,423,105)	(2.0)%	6,958,021	0.8%
Soft commodities	362,063	**	(27,893)	**	334,170	**
Stock indices	4,719,890	0.6%	(300,409)	**	4,419,481	0.5%
Total Foreign Futures Positions	26,724,679		(16,090,956)		10,633,723
Total Futures Contracts	$33,341,090	4.0%	$(19,868,623)	(2.4)%	$13,472,467	1.6%
Forward Contracts *
Currencies	$(804,012)	(0.1)%	$1,346,066	0.2%	$542,054	0.1%

Option on Futures Contracts *
U.S. Stock Indices	$3,955	**	$(9,085)	**	$(5,130)	**

Total Futures, Forward and Option on Futures Contracts	$32,541,033	3.9%	$(18,531,642)	(2.2)%	$14,009,391	1.7%

*
No individual futures, forward and option on futures contract position constituted greater than 1 percent of partners’ capital.   Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of partners’ capital.

U.S. Certificates of deposit
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$15,485,000	2/2/2010 - 11/24/2010	U.S. Certificates of Deposit, 1.3-2.0% (cost $15,485,000)	$15,755,711	1.8%

The accompanying notes are an integral part of these consolidated financial statements.

Index

Grant Park Futures Fund Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2009

U.S. Government-sponsored enterprises
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$84,300,000	8/5/2010 - 12/30/2011	Federal National Mortgage Association, 0.2-1.4%	$84,339,694	10.2%
249,000,000	8/24/2010 - 12/21/2011	Federal Home Loan Mortgage Corp., 0.1-1.8%	249,417,475	30.0%
242,375,000	2/5/2010 - 12/15/2011	Federal Home Loan Bank, 0.1-1.4%	242,919,190	29.2%
20,000,000	2/14/2011	Federal Farm Credit Bank, 0.2%	19,995,250	2.4%
	Total U.S. Government-sponsored enterprises (cost $595,614,295)		$596,671,609	71.8%

U.S. Government securities
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$75,000,000	9/23/2010 - 12/16/2010	U.S. Treasury Bills, 0.4% (cost $74,703,247)	$74,755,744	9.0%

U.S. Government securities in brokers’ trading accounts***
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$90,000,000	1/14/2010 - 12/16/2010	U.S. Treasury Bills, 0.0-0.4% (cost $89,943,831)	$89,970,252	10.8%

*** Pledged as collateral for the trading of futures, forward and option on futures contracts.

The accompanying notes are an integral part of these consolidated financial statements.

Index

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Operations

	Three Months Ended March 31,
	2010	2009
	(Unaudited)

Net trading gains (losses)
Net gain (loss) from trading
Realized	$(32,327,231)	$(23,713,098)
Change in unrealized	16,382,285	(2,712,134)
Commissions	(3,010,777)	(2,377,519)

Net losses from trading	(18,955,723)	(28,802,751)

Loss allocated from GP1, LLC	–	(2,740,621)

Total trading losses	(18,955,723)	(31,543,372)

Net investment income (loss)
Income
Interest income	1,131,218	2,100,266

Expenses from operations
Brokerage commission	12,453,806	11,662,244
Incentive fees	241,052	144,525
Operating expenses	501,796	477,385
Organizational and offering costs	568,250	1,056,204

Total expenses	13,764,904	13,340,358

Net investment loss	(12,633,686)	(11,240,092)

Net loss	$(31,589,409)	$(42,783,464)

Net loss per unit from operations (based on weighted average number of units outstanding during the period) and decrease in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(51.12)		$(77.13)
General Partner & Limited Partner Class B Units	$(45.84)		$(69.49)
General Partner & Limited Partner Legacy 1 Class Units	$(30.46)	$	N/A
General Partner & Limited Partner Legacy 2 Class Units	$(30.98)	$	N/A
General Partner & Limited Partner Global 1 Class Units	$(35.84)	$	N/A
General Partner & Limited Partner Global 2 Class Units	$(36.93)	$	N/A
General Partner & Limited Partner Global 3 Class Units	$(40.43)	$	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Index

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
Three Months Ended March 31, 2010
(Unaudited)

	Class A				Class B
	General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount
Partners’ capital, December 31, 2009	3,008.66	$4,287,922	48,356.59	$68,917,549	427.01	$522,813	570,593.04	$698,607,417
Contributions	—	—	—	—	—	—	—	—
Redemptions	—	—	(3,658.62)	(4,910,974)	—	—	(19,877.15)	(22,847,643)
Net loss	—	(153,797)	—	(2,588,119)	—	(19,574)	—	(26,735,190)
Partners’ capital, March 31, 2010	3,008.66	$4,134,125	44,697.97	$61,418,456	427.01	$503,239	550,715.89	$649,024,584

Net asset value per unit at December 31, 2009	$ 1,425.20	$1,224.35
Net asset value per unit at March 31, 2010	$ 1,374.08	$1,178.51

Index

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
Three Months Ended March 31, 2010
(Unaudited)

	Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount
Partners’ capital, December 31, 2009	1,025.00	$990,276	3,851.25	$3,720,780	1,000.00	$964,540	3,122.95	$3,012,215
Contributions	—	—	838.89	785,100	—	—	1,036.46	957,729
Redemptions	—	—	(18.29)	(16,299)	—	—	—	—
Net loss	—	(31,229)	—	(118,335)	—	(30,985)	—	(86,904)
Partners’ capital, March 31, 2010	1,025.00	$959,047	4,671.85	$4,371,246	1,000.00	$933,555	4,159.41	$3,883,040

Net asset value per unit at December 31, 2009	$966.12	$964.54
Net asset value per unit at March 31, 2010	$935.66	$933.56

Index

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
Three Months Ended March 31, 2010
(Unaudited)

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount

Partners’ capital, December 31, 2009	1,044.66	$999,554	3,358.60	$3,213,581	708.97	$676,076	7,333.83	$6,993,517	500.00	$469,821	40,328.60	$37,894,437	$831,270,498
Contributions	—	—	2,107.30	1,904,292	206.69	190,000	5,646.98	5,166,504	—	—	35,642.50	31,807,215	40,810,840
Redemptions	—	—	(24.39)	(21,903)	—	—	(179.62)	(164,654)	—	—	(310.84)	(271,987)	(28,233,460)
Net loss	—	(37,445)	—	(84,449)	—	(26,717)	—	(260,875)	—	(20,218)	—	(1,395,572)	(31,589,409)
Partners’ capital, March 31, 2010	1,044.66	$962,109	5,441.51	$5,011,521	915.66	$839,359	12,801.19	$11,734,492	500.00	$449,603	75,660.26	$68,034,093	$812,258,469

Net asset value per unit at December 31, 2009	$956.82	$953.60	$939.64
Net asset value per unit at March 31, 2010	$920.98	$916.67	$899.21

The accompanying notes are an integral part of these consolidated financial statements.

Index

Grant Park Futures Fund Limited Partnership
Statements of Changes in Partners’ Capital (Net Asset Value) (continued)
Three Months Ended March 31, 2009
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

The Partnership is a multi-advisor pool that carries out its purpose through trading by independent professional commodity trading advisors retained by Dearborn Capital Management, L.L.C. (the “General Partner”), the Partnership and, effective April 1, 2009, the Partnership’s subsidiary limited liability trading companies (each a “Trading Company” and collectively, the “Trading Companies”). The Trading Companies were set up to, among other things, segregate risk by commodity trading advisor.  Effectively, this structure isolates one trading advisor from another and any losses from one Trading Company will not carry over to the other Trading Companies.  The following is a list of the Trading Companies, for which the Partnership is the sole member and all of which were organized as Delaware limited liability companies:

GP 1, LLC (“GP 1”)	GP 6, LLC (“GP 6”)	GP 10, LLC (“GP 10”)
GP 3, LLC (“GP 3”)	GP 7, LLC (“GP 7”)	GP 11, LLC (“GP 11”)
GP 4, LLC (“GP 4”)	GP 8, LLC (“GP 8”)	GP 12, LLC (“GP 12”)
GP 5, LLC (“GP 5”)	GP 9, LLC (“GP 9”)	GP 14, LLC (“GP 14”)

Assets of Grant Park will not be invested in GP 14 until the second quarter of 2010.

Additionally, GP Cash Management, LLC was created as a Delaware limited liability company to collectively manage and invest excess cash not required to be held at clearing brokers.  The members of GP Cash Management, LLC are the Trading Companies.

 Presentation of financial information:  The consolidated financial statements include the accounts of the Partnership and its subsidiary Trading Companies and were prepared by us without audit according to the rules and regulations of the SEC.  The Partnership follows generally accepted accounting principles ("GAAP") set by the Financial Accounting Standards Board (“FASB”) to ensure consistent reporting.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (the “Codification” or “ASC”).  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary and adequate disclosures to present fairly the financial position as of March 31, 2010 and the results of operations for the three months ended March 31, 2010 and 2009.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K as filed with the SEC.

Classes of interests:  The Partnership has seven classes of limited partner interests (each a “Class” and collectively, the “Interests”), Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global Alternative Markets 1 (“Global 1”) Class, Global Alternative Markets 2 (“Global 2”) Class and Global Alternative Markets 3 (“Global 3”) Class units.

The Class A and Class B units are outstanding, but are no longer offered by the Partnership.  Both Class A and Class B units are traded pursuant to identical trading programs and differ only in respect to the General Partner’s brokerage commission.

Index

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

The Legacy 1 Class and Legacy 2 Class units are traded pursuant to trading programs pursuing a technical trend trading philosophy, which is the same trading philosophy used for the Class A and Class B units.  The Legacy 1 Class and Legacy 2 Class units differ in respect to the General Partner’s brokerage commission and organization and offering and costs.  The Legacy 1 Class and Legacy 2 Class units are offered only to investors who are represented by approved selling agents who are directly compensated by the investor for services rendered in connection with an investment in the Partnership (such arrangements commonly referred to as “wrap-accounts”).

The Global 1 Class, Global 2 Class and Global 3 Class units are traded pursuant to trading programs pursuing technical trend trading philosophies, as well as pattern recognition philosophies, focused on relatively shorter timeframes than the Legacy 1 Class and Legacy 2 Class units.  The Global 1 Class, Global 2 Class and Global 3 Class units differ in respect to the General Partner’s brokerage commission.  The Global 1 Class and Global 2 Class units are offered only to investors in wrap-accounts.

Significant accounting policies are as follows:

Consolidation:  The Partnership is the sole member of each of the Trading Companies. The Trading Companies, in turn, are the only members of GP Cash Management, LLC.  The Partnership will present consolidated financial statements for the Partnership which include the accounts of the Trading Companies and GP Cash Management, LLC.  All material inter-company accounts and transactions are eliminated in consolidation.  Recent FASB guidance under FASB ASC 810 establishes accounting and reporting requirements for noncontrolling interests, which the Partnership previously referred to as minority interests.  This guidance requires noncontrolling interests to be reported as a component of partners’ capital on the consolidated statement of financial condition and the amount of net income (loss) attributable to noncontrolling interests to be identified on the consolidated statement of operations.

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

Cash and cash equivalents:  Cash and cash equivalents include cash, overnight investments, U.S. treasury bills and short-term investments in interest-bearing demand deposits with banks and cash managers with maturities of three months or less at the date of acquisition.  The Partnership maintains deposits with high quality financial institutions in amounts that are in excess of federally insured limits; however, the Partnership does not believe it is exposed to any significant credit risk.

Revenue recognition:  Futures, options on futures, and forward contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts are liquidated.  Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the consolidated statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with FASB ASC 210-20, Balance Sheet, Offsetting.  Any change in net unrealized gain or loss from the preceding period is reported in the consolidated statement of operations.  Fair value of exchange-traded contracts is based upon exchange settlement prices.  Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.  U.S. Government securities, Government-sponsored enterprises, certificates of deposit and commercial paper are stated at cost plus accrued interest, which approximates fair value based on quoted prices in an active market.

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

The Partnership follows the provisions of ASC 740, Income Taxes.  The Partnership is not subject to examination by U.S. federal or state taxing authorities for tax years before 2006.  As of March 31, 2010, the Partnership has no uncertain income tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties.

Organization and offering costs:  All expenses incurred in connection with the organization and the initial and ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership.  This reimbursement is made monthly.  Effective April 1, 2009, Class A units bear organization and offering expenses at an annual rate of 10 basis points (0.10 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets.  Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class and, effective April 1, 2009, Class

Index

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

B units bear these expenses at an annual rate of 30 basis points (0.30 percent) of the adjusted net assets of the Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class and Class B units, respectively, calculated and payable monthly on the basis of month-end adjusted net assets.  Prior to April 1, 2009, Class A units and Class B units bore these expenses at an annual rate of 20 basis points (0.20 percent) and 60 basis points (0.60 percent), respectively, of the adjusted net assets of the Class A and Class B units, respectively, calculated and payable monthly on the basis of month-end adjusted net assets. “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions.  In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit.  Amounts reimbursed by the Partnership with respect to the initial and ongoing public offering expenses are charged against partners’ capital at the time of reimbursement or accrual.  Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued.  If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner.  At March 31, 2010, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Reclassification:  Certain amounts in the 2009 financial statements have been reclassified to conform with the 2010 presentation.

Statement of Cash Flows:  The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows.

Subsequent Events:  The Partnership follows the provisions of FASB ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  See Note 13.

Recent accounting pronouncements:  In January 2010, FASB issued Accounting Standards update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements.  ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value.  The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of this guidance did not materially impact the Partnership’s financial condition or results of operations.

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

Index

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$99,122,578	$–	$–	$99,122,578
Futures contracts	29,979,900	–	–	29,979,900
Forward contracts	416,744	–	–	416,744
Option on futures contracts	(4,968)			(4,968)
Cash and cash equivalents
Certificates of deposit	–	9,026,697	–	9,026,697
Commercial paper	74,744,321	–	–	74,744,321
Certificates of deposit	–	485,149	–	485,149
Government-sponsored enterprises	554,247,941	–	–	554,247,941
U.S. Government securities	44,878,812	–	–	44,878,812

Note 3.   Investment in GP 1, LLC

Effective January 1, 2009, the General Partner reallocated the portion of the Partnership’s net assets allocated to Winton Capital Management Limited (“Winton”) to GP 1.  GP 1 allocates the assets invested by the Partnership to Winton through one or more managed accounts, to be traded pursuant to Winton’s Diversified Program, the same trading program Winton previously traded for the Partnership.  GP 1 entered into an advisory agreement with Winton with respect to the managed account which is substantially similar to the Partnership’s previous trading advisory agreement with Winton.  There have been no changes to the existing clearing broker arrangements/brokerage charge and no material changes to the other fees and expenses allocated to the Partnership as a result of this reallocation.  The General Partner of the Partnership is also the Investment Manager of GP 1.

Summarized information reflecting the total assets, liabilities and capital for GP 1 is shown in the following table.

March 31, 2009
Total Assets	$143,012,998

Total Liabilities	409,644

Total Capital	$142,603,354

Index

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

Summarized information reflecting the Partnership’s investment in, and the allocated results of the operations of, GP 1, LLC at March 31, 2009, is shown in the following table.

% of
Partnership’s		Fair	Net Trading	Expenses		Net	Investment	Liquidity
Net Assets	Cost	Value	Loss	Commissions	Other	Loss	Objective	Provision

16.6%	$145,343,975	$142,603,354	$(1,604,776)	$1,135,845	$–	$(2,740,621)	Speculative trading of futures contracts, options on futures contracts, forward contracts, swaps, derivatives and synthetics	Monthly or at such other times as the Directors may agree

Effective April 1, 2009, in accordance with the restructuring of the Partnership, GP 1 is consolidated with the Partnership, as explained in Note 1.

Note 4.   Deposits with Brokers

The Partnership, through the Trading Companies, deposits assets with brokers subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of U.S. Treasury bills, Government-sponsored enterprises and cash with such brokers.  The Partnership earns interest income on its assets deposited with the brokers.

 Note 5.  Commodity Trading Advisors

In the first quarter of 2009, in addition to its investment in GP 1 through which a portion of its assets are managed by Winton Capital Management, the Partnership had entered into advisory contracts with Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Co., Graham Capital Management, L.P., Welton Investment Corporation, Global Advisors Jersey Limited, Transtrend B.V., Quantitative Investment Management LLC, Revolution Capital Management, LLC and Sunrise Capital Partners, LLC (the “Advisors”) pursuant to which the Advisors acted as the Partnership’s commodity trading advisors.  The Advisors were paid a quarterly management fee ranging from 0 percent to 2 percent per annum of the Partnership’s month-end allocated net assets and a quarterly incentive fee ranging from 20 percent to 26 percent of the new trading profits on the allocated net assets of the Advisor.

Effective April 1, 2009, the Partnership reallocated the assets managed by the Advisors to the Partnership’s subsidiary Trading Companies.  Each Trading Company has entered into an advisory contract with its own Advisor on the same or substantially similar terms as the Partnership to manage all or a portion of such Trading Company’s assets.

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

Index

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

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

Index

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)

Total return – Class A Units	(3.59)%	(4.91)%
Total return – Class B Units	(3.74)%	(5.12)%
Total return-Legacy 1 Class Units	(3.15)%	N/A
Total return-Legacy 2 Class Units	(3.21)%	N/A
Total return-Global 1 Class Units	(3.75)%	N/A
Total return-Global 2 Class Units	(3.87)%	N/A
Total return-Global 3 Class Units	(4.30)%	N/A
Ratios as a percentage of average net asset (1):
Interest income (2)	0.57%	1.16%

Expenses prior to incentive fees (2)	6.77%	7.27%
Incentive fees (3)	0.03%	0.02%
Total expenses (2)	6.80%	7.29%
Net investment loss (2) (4)	(6.20)%	(6.11)%

(1) Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class Units began trading April 1, 2009.
(2) Annualized.
(3) Not annualized.
(4) Excludes incentive fee.

The interest income and expense ratios above are computed based upon the weighted average net assets of the Partnership for the three months ended March 31, 2010 and 2009 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three months ended March 31, 2010 and 2009.

Class A Units	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,425.20	$1,570.20
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	(31.42)	(56.24)
Expenses net of interest income (1)	(19.70)	(20.89)
Total income (loss) from operations	(51.12)	(77.13)
Net asset value per unit at end of period	$1,374.08	$1,493.07

Index

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

Class B Units	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,224.35	$1,358.47
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	(27.17)	(48.60)
Expenses net of interest income (1)	(18.67)	(20.89)
Total income (loss) from operations	(45.84)	(69.49)
Net asset value per unit at end of period	$1,178.51	$1,288.98

Legacy 1 Class Units	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period (2)	$966.12	$	N/A
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	(20.96)		N/A
Expenses net of interest income (1)	(9.50)		N/A
Total income (loss) from operations	(30.46)		N/A
Net asset value per unit at end of period	$935.66		N/A

Legacy 2 Class Units	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period (2)	$964.54	$	N/A
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	(20.80)		N/A
Expenses net of interest income (1)	(10.18)		N/A
Total income (loss) from operations	(30.98)		N/A
Net asset value per unit at end of period	$933.56		N/A

Index

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

Global 1 Class Units	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period (2)	$956.82	$	N/A
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	(26.70)		N/A
Expenses net of interest income (1)	(9.14)		N/A
Total income (loss) from operations	(35.84)		N/A
Net asset value per unit at end of period	$920.98		N/A

Global 2 Class Units	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period (2)	$953.60	$	N/A
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	(26.13)		N/A
Expenses net of interest income (1)	(10.80)		N/A
Total income (loss) from operations	(36.93)		N/A
Net asset value per unit at end of period	$916.67		N/A

Global 3 Class Units	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period (2)	$939.64	$	N/A
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	(25.25)		N/A
Expenses net of interest income (1)	(15.18)		N/A
Total income (loss) from operations	(40.43)		N/A
Net asset value per unit at end of period	$899.21		N/A

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

(2)	Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units began trading April 1, 2009.

Note 10.  Trading Activities and Related Risks

The Partnership, through its Advisors, engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, and forward contracts (collectively, derivatives; see Note 12).  These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy.  The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Index

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

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

Net trading results from derivatives for the three months ended March 31, 2010 and 2009, are reflected in the consolidated statements of operations.  Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contract, and forward contracts.

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

The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Contracts (non-exchange-traded)		Option Contracts (exchange-traded)		Total
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Gross unrealized gains	$55,485,861	$51,128,960	$5,563,188	$6,513,328	$5,510	$3,955	$61,054,559	$57,646,243
Gross unrealized (losses)	(25,505,961)	(37,656,493)	(5,146,444)	(5,971,274)	(10,478)	(9,085)	(30,662,883)	(43,636,852)
Net unrealized gain (loss)	$29,979,900	$13,472,467	$416,744	$542,054	$(4,968)	$(5,130)	$30,391,676	$14,009,391

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

Note 12.   Derivative Instruments

The Partnership follows the provisions of FASB ASC 815, Derivatives and Hedging, effective January 1, 2009.  FASB ASC 815 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging

Index

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

activities and their effects on the entity’s financial position, financial performance, and cash flows.  FASB ASC 815 applies to all derivative instruments within the scope of FASB ASC 815-10-05.  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under FASB ASC 815-10-05.  FASB ASC 815 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in FASB ASC 815-10-05 and generally increases the level of disaggregation that will be required in an entity’s financial statements.  FASB ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements.

The Partnership’s business is speculative trading.  The Partnership intends to close out all futures, option on futures and forward contracts prior to their expiration.  The Partnership trades in futures and other commodity interest contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, the Partnership faces the market risk that these contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. The Partnership minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 25%.

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

In the case of forward contracts, over-the-counter options contracts or swap contracts, which are traded on the interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a central clearing organization backed by a group of financial institutions.  As a result, there will likely be greater counterparty credit risk in these transactions.  The Partnership trades only with those counterparties that it believes to be creditworthy.  Nonetheless, the clearing member, clearing organization or other counterparty to these transactions may not be able to meet its obligations to the Partnership, in which case the Partnership could suffer significant losses on these contracts.

The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05.  For the three months ended March 31, 2010 and 2009 the monthly average futures contracts, forward contracts and option contracts bought and sold was approximately 7,898 and 4,317, respectively.  The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments

	Asset Derivatives* 03/31/2010	Liability Derivatives* 03/31/2010	Fair Value	Consolidated Statement of Financial Position Location

Currencies contracts	$10,168,661	$(6,365,902)	$3,802,759	Unrealized gain (loss) on open contracts, net
Energy contracts	7,009,829	(1,078,755)	5,931,074	Unrealized gain (loss) on open contracts, net
Grains contracts	4,458,684	(902,455)	3,556,229	Unrealized gain (loss) on open contracts, net
Interest rates contracts	5,033,807	(2,225,204)	2,808,603	Unrealized gain (loss) on open contracts, net
Meats contracts	1,536,164	(187,037)	1,349,127	Unrealized gain (loss) on open contracts, net
Metals contracts	24,918,035	(18,615,634)	6,302,401	Unrealized gain (loss) on open contracts, net
Soft commodities contracts	1,438,350	(501,734)	936,616	Unrealized gain (loss) on open contracts, net
Stock indices contracts	6,491,029	(786,162)	5,704,867	Unrealized gain (loss) on open contracts, net
	$61,054,559	$(30,662,883)	$30,391,676	Unrealized gain (loss) on open contracts, net

*The fair values of all asset and liability derivatives, including currencies, energy, grains, interest rates, meats, metals, soft commodities and stock indices contracts, are included in equity in broker trading accounts in the consolidated statement of financial condition.

Index

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

	Asset Derivatives* 12/31/2009	Liability Derivatives* 12/31/2009	Fair Value	Consolidated Statement of Financial Position Location

Currencies contracts	$9,791,450	$(8,903,436)	$888,014	Unrealized gain (loss) on open contracts, net
Energy contracts	3,238,790	(2,385,037)	853,753	Unrealized gain (loss) on open contracts, net
Grains contracts	1,318,059	(1,371,627)	(53,568)	Unrealized gain (loss) on open contracts, net
Interest rates contracts	3,716,428	(4,670,891)	(954,463)	Unrealized gain (loss) on open contracts, net
Meats contracts	465,512	(283,512)	182,000	Unrealized gain (loss) on open contracts, net
Metals contracts	25,182,087	(19,533,404)	5,648,683	Unrealized gain (loss) on open contracts, net
Soft commodities contracts	7,672,469	(5,352,643)	2,319,826	Unrealized gain (loss) on open contracts, net
Stock indices contracts	6,261,448	(1,136,302)	5,125,146	Unrealized gain (loss) on open contracts, net
	$57,646,243	$(43,636,852)	$14,009,391	Unrealized gain (loss) on open contracts, net

*The fair values of all asset and liability derivatives, including currencies, energy, grains, interest rates, meats, metals, soft commodities and stock indices contracts, are included in equity in broker trading accounts in the consolidated statement of financial condition.

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended
March 31, 2010 and 2009

Type of contract	Location of Gain or Loss in Consolidated Statement of Operations	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Currencies contracts	Realized and Change in unrealized gains (losses) on trading	$1,522,346	$(16,458,615)
Energy contracts	Realized and Change in unrealized gains (losses) on trading	(6,572,897)	(674,314)
Grains contracts	Realized and Change in unrealized gains (losses) on trading	(4,089,678)	(6,139,034)
Interest rates contracts	Realized and Change in unrealized gains (losses) on trading	881,797	(2,472,760)
Meats contracts	Realized and Change in unrealized gains (losses) on trading	1,790,423	1,227,687
Metals contracts	Realized and Change in unrealized gains (losses) on trading	(1,769,114)	2,089,808
Soft commodities contracts	Realized and Change in unrealized gains (losses) on trading	(1,900,048)	295,697
Stock indices contracts	Realized and Change in unrealized gains (losses) on trading	(5,807,775)	(4,293,701)
	Realized and Change in unrealized gains (losses) on trading	$(15,944,946)	$(26,425,232)

Line Item in Consolidated Statement of Operations	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Realized	$(32,327,231)	$(23,713,098)
Change in unrealized	16,382,285	(2,712,134)
	$(15,944,946)	$(26,425,232)

Index

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

Note 13.  Subsequent Events

Management of the Partnership evaluated subsequent events through the date these financial statements were issued.  Subsequent to March 31, 2010, there were contributions and redemptions totaling approximately $25,859,000 and $195,000 respectively.

Effective April 1, 2010, Amplitude  Capital Partners, LLC (“Amplitude”) began trading on behalf of the Partnership and will serve as a commodity trading advisor with respect to all outstanding classes of the Partnership’s units.

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

Through December 31, 2008 a portion of Grant Park’s net assets was allocated to the Dearborn Select Master Fund, SPC - Winton Segregated Portfolio - Class GP (the “GP Class”).  Dearborn Select Master Fund, SPC (“Dearborn Select”) was incorporated under the laws of the Cayman Islands on April 7, 2006 as a private investment fund organized as a segregated portfolio company with limited liability.  The GP Class allocated the assets invested by Grant Park to Winton Capital Management Limited (“Winton”) through one or more managed accounts, traded pursuant to Winton’s Diversified Program.  Grant Park owned all of the outstanding Class GP units of the GP Class.  The general partner of Grant Park was also the Investment Manager of Dearborn Select.  As of December 31, 2008, the investment in the GP Class was redeemed and is shown on the statement of financial condition as a redemption receivable.  Effective January 1, 2009, the portion of Grant Park’s net assets allocated to the GP Class was reallocated to one of Grant Park’s trading companies, GP 1, LLC (“GP 1”), a Delaware limited liability company.  GP 1’s assets allocated to Winton are traded pursuant to Winton’s Diversified Program.  There have been no changes to the existing clearing broker arrangements or brokerage charge and no material changes to the other fees and expenses allocated to Grant Park as a result of this reallocation.

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

      Assets of Grant Park will not be invested in GP 14 until the second quarter of 2010.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors retained by the general partner.  Rabar Market Research, Inc. (“Rabar”), EMC Capital Management, Inc. (“EMC”), Eckhardt Trading Company (“Eckhardt”), Graham Capital Management, L.P. (“Graham”), Winton, Welton Investment Corporation (“Welton”), Global Advisors Jersey Limited (“Global Advisors”), Transtrend B.V. (“Transtrend”), Quantitative Investment Management LLC (“QIM”), Revolution Capital Management, LLC (“RCM”) and Sunrise Capital Partners, LLC (“Sunrise”), serve as Grant Park’s commodity trading advisors.  Effective April 1, 2010, Amplitude Capital International Limited (“Amplitude”) through its Trading Company, began trading on behalf of Grant Park and will serve as a commodity trading advisor with respect to all outstanding classes of Grant Park’s units.  Amplitude will be allocated less than 10 percent of Grant Park’s net assets to manage.  Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of March 31, 2010, the general

Index

partner allocated Grant Park’s net assets through the respective Trading Companies among its core trading advisors EMC, Winton and Welton and non-core trading advisors Rabar, Eckhardt, Graham, Global Advisors, Transtrend, QIM, RCM and Sunrise.  No more than twenty percent of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor.  The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

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

Grant Park is the sole member of each of the Trading Companies. The Trading Companies, in turn, are the only members of GP Cash Management, LLC.  Grant Park presents consolidated financial statements for the Partnership which include the accounts of the Trading Companies and GP Cash Management, LLC.  All material inter-company accounts and transactions are eliminated in consolidation.  Recent FASB guidance under FASB ASC 810 establishes accounting and reporting requirements for noncontrolling interests, which Grant Park previously referred to as minority interests.  This guidance requires noncontrolling interests to be reported as a component of partners’ capital on the consolidated statement of financial condition and the amount of net income (loss) attributable to noncontrolling interests to be identified on the consolidated statement of operations.

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three months ended March 31, 2010, are set forth in the table below:

Index

Three months Ended March 31, 2010
Total return – Class A units	(3.6)%
Total return – Class B units	(3.7)%
Total return – Legacy 1 Class units	(3.2)%
Total return – Legacy 2 Class units	(3.2)%
Total return – Global 1 Class units	(3.8)%
Total return – Global 2 Class units	(3.9)%
Total return – Global 3 Class units	(4.3)%

Grant Park’s net asset value at March 31, 2010 was approximately $812.3 million, at December 31, 2009 was approximately $831.3 million and at March 31, 2009 was approximately $859.7 million.

The table below sets forth Grant Park’s trading gains or losses by sector for the three month periods ended March 31, 2010 and 2009.

	% Gain (Loss)
	Three Months Ended March 31,
Sector	2010		2009
Interest Rates	0.1%		(0.7)%
Currencies	0.2		(1.2)
Stock Indices	(0.6)		(0.1)
Energy	(0.8)		0.1
Agriculturals	–		–
Metals	(0.2)		(0.3)
Softs	(0.5)		(1.0)
Meats	–		–
Total	(1.8	) %	(3.2)%

Three months ended March 31, 2010 compared to three months ended March 31, 2009

For the three months ended March 31, 2010, Grant Park had a negative return of approximately 3.6% for the Class A units, 3.7% for the Class B units, 3.2% for the Legacy 1 Class units, 3.2% for the Legacy 2 Class units, 3.8% for the Global 1 Class units, 3.9% for the Global 2 Class units and 4.3% for the Global 3 Class units.  On a combined unit basis prior to expenses, approximately 1.8% resulted from trading losses which were offset by 0.1% of interest income.  The trading losses were further increased by approximately 2.1% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.  For the same period in 2009, Grant Park had a negative return of approximately 4.9% for the Class A units and 5.1% for the Class B units.  On a combined unit basis prior to expenses, approximately 3.2% resulted from trading losses which were offset by 0.3% interest income.  These traded losses were further increased by approximately 2.2% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three months ended March 31, 2010

A combination of elevated inventories and weaker demand pushed grains prices sharply downward in the first quarter of 2010.  Mild weather in the Midwest, which allowed optimal planting conditions, drove corn and wheat prices lower.  Sugar reversed from its recent uptrend as supply forecasts from India and Brazil improved.  Heavy liquidations and weak demand due to elevated prices also weighed on sugar prices.

A more optimistic outlook for the future of the U.S. economy spurred gains in the U.S. dollar.  Better-than-expected U.S. unemployment and industrial production data were the main drivers behind the dollar’s moves.  In Europe, questions surrounding the financial stability of several smaller European nations put pressure on the euro, moving it lower against its peers.  The Australian and

Index

New Zealand dollars posted strong gains in the first quarter, as improved economic indicators from Australasia drove investors into higher-yielding currencies.

Crude oil prices increased as a bullish demand forecasts stemming from reports from the Energy Information Agency supported prices.  Improved industrial production data also benefited prices.  Natural gas continued its downtrend into the first quarter of 2010 as elevated supplies and unseasonably warm weather in the U.S. caused speculators to liquidate positions.

Positive economic data in the U.S. bode well for the North American equity markets.  In Europe, concerns over the financial stability of several smaller EU nations led to declines in several key benchmark equity indices.  The Hong Kong Hang Seng dropped in excess of 3% for the quarter as uncertainty regarding changing Chinese lending policies put pressure on investor risk appetite.

U.S. fixed-income markets moved higher in the first quarter as an unexpected rise in jobless claims boosted demand for safer debt instruments.  Decreased demand for European sovereign debt caused by the ailing financial situation in Greece and other smaller European also drove the U.S. debt markets up.

Ongoing uncertainty regarding the European economy and short-term dips in the U.S. dollar moved precious metals prices higher.  In the base metals markets, copper moved steadily higher as gains in the global equity markets supported higher demand forecasts.  Nickel prices showed a sharp increase as production disruptions in Canada and Australia fostered supply concerns.

Key trading developments for Grant Park during the first three months of 2010 include the following:

Grant Park recorded losses in the month of January.  Class A units were down 7.95%, Class B units were down 8.00%, Legacy 1 Class units were down 7.77%, Legacy 2 Class units were down 7.79%, Global 1 Class units were down 7.80%, Global 2 Class units were down 7.82% and Global 3 Class units were down 7.95%.  Grains markets predominantly fell as turmoil in the financial markets and record U.S. grains supplies weighed on prices.  In the softs markets, sugar continued its recent uptrend due to weak supply forecasts from Brazil and ongoing strong demand from Southeast Asia.  The Japanese yen posted solid gains for January following short-term weakness in the U.S. dollar.  Despite intra-month volatility, the U.S. dollar finished the month higher as several changes in Chinese banking regulations increased investor risk aversion.  Crude oil markets declined due to weak industrial demand forecasts resulting from poor economic data and depressed crude production estimates from U.S. refiners.  In the natural gas markets, prices increased slightly as a cold front in the U.S. supported demand.  Share price declines in several large European financial firms sent most benchmark indices sharply lower.  The Eurostoxx 50 and the German Dax indices, which both declined in excess of 5%, were among the most affected.  In the U.S., concerns over changes to Chinese lending policies spurred liquidations in the U.S. equity markets, moving prices lower.  U.S. Treasury prices rallied in January as a number of weaker-than-expected economic indicators, including unemployment estimates and U.S. retail sales in December, supported demand for more risk-averse U.S. debt instruments.  German Bunds also moved higher due to decreased demand for sovereign debt following financial trouble in Greece and other smaller EU nations.   Gold and silver prices underwent several intra-month price swings to finish nearly unchanged for January.  The flat performance in the precious metals markets was due to the effects of short-term dollar weakness being offset by lower-than-expected Consumer Price Index data and weak demand forecasts.  Industrial metals generally declined as a result of bearish Chinese demand and elevated global base metals inventories.

Grant Park recorded gains in February.  Class A units were up 0.63%, Class B units were up 0.57%, Legacy 1 Class units were up 0.82%, Legacy 2 Class units were up 0.80%, Global 1 Class units were up 0.71%, Global 2 Class units were up 0.69% and Global 3 Class units were up 0.54%.  Grains markets rallied as strong sales data and downward revisions to inventory estimates bolstered prices.  Moving contrary to its recent uptrend, sugar prices declined following liquidations from large commodity funds.  In the livestock markets, prices rose as gains in the equity markets supported bullish demand forecasts.   Ongoing concerns over several smaller EU nations led to a decline in major currencies across Europe.  The Swiss franc, euro, and Great British pound all declined against the U.S. dollar as investors sought safer assets.  Strong Australian unemployment data led to gains in the Australian dollar over most major currencies.  Bullish demand forecasts from the Energy Information Administration and positive U.S. industrial production data led to gains in the crude oil markets.  Elevated U.S. natural gas inventories put substantial pressure on the natural gas markets, moving prices nearly 7% lower for the month.  Optimistic economic data in the U.S. propelled North American equity markets higher in February.  Ailing economies in several European nations drove European equity markets down.  Ongoing fears in Asia regarding changes to Chinese lending polices resulted in declines in Hong Kong’s Hang Seng Index.   Weak demand for European sovereign debt resulted in strong gains in the U.S. Treasury markets.  An unexpected jump in U.S. jobless claims added to the rally in the U.S. debt markets.  In Europe, short-term gains in the European equity markets put pressure on the Bund market.  Concern over the economic state of the European Union and short-term U.S. dollar weakness propelled the gold markets higher in February.  In the base metals markets, bullish demand forecasts spurred by strong economic data led to gains in a number of industrial metals, including copper, aluminum, and tin.

Grant Park recorded gains in March.  Class A units were up 4.08%, Class B units were up 4.03%, Legacy 1 Class units were up 4.15%, Legacy 2 Class units were up 4.13%, Global 1 Class units were up 3.65%, Global 2 Class units were up 3.56% and Global 3 Class units were up 3.40%.  Sugar prices fell nearly 30% in March as elevated supply forecasts from India and Brazil weighed on

Index

prices.  Higher prices also reduced demand, causing prices to fall further. In the grains markets, corn and wheat prices declined as a result of mild weather conditions in the Midwest and on the strength in the U.S. dollar.  Improving economic indicators, including better-than-expected payroll estimates and U.S. industrial production, led to gains in the U.S. dollar.  The euro fell as concerns regarding the economic stability of Greece and Portugal caused investors to liquidate European holdings.  The New Zealand dollar moved higher against its counterparts due to speculation about a narrowing interest rate gap between New Zealand and Australia.  Natural gas prices fell sharply in March because of elevated U.S. inventories.  Unusually warm weather also put pressure on the natural gas markets.  Crude oil markets moved lower due to ongoing weak demand forecasts and uncertainty following the pace of the economic recovery in the U.S.  Equity markets rallied as improving economic indicators fostered optimism in the global economy.  Bullish forecasts for Japanese exports, caused by weakness in the Japanese yen, drove the Nikkei 225 index higher.  Eurozone equity markets rallied following strong German consumer sentiment data.  Decreased demand for safe-haven debt instruments led to a decline in the U.S. fixed-income markets.  Increased demand for riskier assets led to price declines in the U.S. debt markets, as evidenced by poor results in recent Treasury auctions.  In the Eurozone, concerns regarding sovereign debt of several ailing European nations weighed on the debt markets.  Gold markets declined in March under pressure from a stronger U.S. dollar.  Base metals generally rose following reports that industrial production in the U.S. had improved during February. Nickel made especially big gains as production disruptions in Canada and Australia prompted supply concerns.

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

Index

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

Materiality, as used in this section, is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage and multiplier features of Grant Park’s market sensitive instruments.

The following quantitative and qualitative disclosures regarding Grant Park’s market risk exposures contain forward-looking statements.  All quantitative and qualitative disclosures in this section are deemed to be forward-looking statements, except for statements of historical fact and descriptions of how Grant Park manages its risk exposure.  Grant Park’s primary market risk exposures, as well as the strategies used and to be used by its trading advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of Grant Park’s risk controls to differ materially from the objectives of such strategies.  Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of Grant Park.  Grant Park’s current market exposure and/or risk management strategies may not be effective in either the short- or long-term and may change materially.

Index

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

Value At Risk By Market Sectors

The following tables indicate the trading value at risk associated with the GP Class and Grant Park’s open positions by market category as of March 31, 2010 and December 31, 2009 and the trading gains/losses by market category for the three months ended March 31, 2010 and the year ended December 31, 2009.  All open position trading risk exposures of GP 1, LLC and Grant Park have been included in calculating the figures set forth below.  As of March 31, 2010, Grant Park’s net asset value was approximately $812.3 million.  As of December 31, 2009, Grant Park’s net asset value was approximately $831.3 million.

March 31, 2010
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Stock Indices	$28,213,881	3.5%	(0.6)%
Interest Rates	17,406,778	2.1	0.1
Currencies	15,314,806	1.9	0.2
Metals	10,944,425	1.4	(0.2)
Energy	7,755,277	0.9	(0.8)
Agriculturals	4,023,941	0.5	—
Softs	2,739,506	0.3	(0.5)
Meats	1,420,850	0.2	—
Total	$87,819,464	10.8%	(1.8)%

Index

December 31, 2009
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Stock Indices	$25,520,439	3.1%	3.6%
Interest Rates	17,130,191	2.0	(4.1)
Currencies	16,432,426	2.0	(0.7)
Metals	12,236,815	1.5	2.5
Energy	7,154,450	0.9	(3.2)
Softs	5,200,402	0.6	(0.1)
Agriculturals	4,119,283	0.5	—
Meats	742,017	0.1	—
Total	$88,536,023	10.7%	(2.0)%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of March 31, 2010, by market sector.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, Africa, India, Singapore, South Korea, and Australia.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of March 31, 2010, Grant Park was predominantly long indices in Australia, South Africa, Europe, the U.S., U.K., South Korea, Mexico, India, Japan, and Singapore.  The portfolio does maintain a few short positions in several select Taiwan, Eurozone, U.S. and Japanese equity markets.  Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major North American, European, and Asian indices.  Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of March 31, 2010, Grant Park was predominantly long interest rate instruments in the New Zealand, Mexico, the Eurozone, the U.S., UK, and Japan.  The portfolio had short positions in U.S., Australian, Canadian, Swiss, and U.K. interest rate products.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of March 31, 2010, Grant

Index

Park was short the U.S. dollar against various major currencies including the Australian dollar, Canadian dollar, Swiss franc, Mexican peso, and New Zealand dollar, but was long the U.S. dollar against the British pound, euro, and Japanese yen.  In general, with the exception of the British pound, euro, and Japanese yen, a weaker U.S. dollar against most major currencies would benefit Grant Park.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. As of March 31, 2010, in the precious metals sector Grant Park had long positions in gold, silver, palladium, and platinum.  In the base metals markets, Grant Park was long aluminum, copper, tin, and nickel, but had short positions in lead and zinc.
Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America.  As of March 31, 2010, the energy market exposure of Grant Park was predominantly long in the crude oil, Brent crude oil, gasoline, heating oil, kerosene, gas oil, and unleaded gasoline markets, and short the natural gas markets.  Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Agricultural/Meat/Softs

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of March 31, 2010, in the grains markets, Grant Park had long positions in the soybean meal and soybean markets, and short positions in the corn, wheat, oats, rough rice, and canola markets.  In the livestock markets, Grant Park was long feeder cattle, live cattle and lean hogs.  In the softs/industrials sectors, Grant Park was short sugar, cocoa, cotton, coffee, orange juice, and lumber, and long cotton and rubber.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of March 31, 2010.

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

Index

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

There was no change in Grant Park's internal control over financial reporting in the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, Grant Park's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2009, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           None.

(b)           None.

Index

Issuer Purchases of Equity Securities

(c)           The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended March 31, 2010.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit
01/01/10 through 01/31/10	512.29	$1,311.94	3,317.99	$1,126.44	18.29	$891.06	−	$889.42
02/01/10 through 02/28/10	1,566.31	$1,320.19	8,903.85	$1,132.91	−	$898.39	−	$896.55
03/01/10 through 03/31/10	1,580.02	$1,374.08	7,655.31	$1,178.51	−	$935.66	−	$933.56
Total	3,658.62	$1,342.31	19,877.15	$1,149.39	18.29	$891.06	−	$906.51

Period	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)
01/01/10 through 01/31/10	10.17	$882.23	−	$879.07	14.81	$864.94	3,873.55	(2)
02/01/10 through 02/28/10	5.08	$888.52	−	$885.17	237.43	$869.65	10,712.67	(2)
03/01/10 through 03/31/10	9.14	$920.98	179.62	$916.67	58.60	$899.21	9,482.69	(2)
Total	24.39	$898.06	179.62	$916.67	310.84	$875.00	24,068.91	(2)
_________________

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

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: May 17, 2010	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)