Form 10-Q
period 2010-06-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2010-08-16
CIK 845698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  June 30, 2010

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

QUARTER ENDED June 30, 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Financial Condition
	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Equity in brokers’ trading accounts:
U.S. Government securities, at fair value	$100,486,368	$89,970,252
Cash	12,158,937	24,103,516
Unrealized gain on open contracts, net	8,016,198	14,009,391
Deposits with brokers	120,661,503	128,083,159
Cash and cash equivalents	211,782,064	42,335,885
Commercial paper, at fair value	9,991,767	–
Government-sponsored enterprises, at fair value	486,411,430	596,671,609
U.S. Government securities, at fair value	–	74,755,744
Investments-other, at fair value	–	15,755,711
Interest receivable	29,830	–
Total assets	$828,876,594	$857,602,108

Liabilities and Partners’ Capital
Liabilities
Brokerage commission payable	$4,762,184	$5,153,201
Accrued incentive fees	1,139,881	203,427
Organization and offering costs payable	194,531	197,909
Accrued operating expenses	170,779	175,169
Pending partner additions	8,415,790	15,517,679
Redemptions payable	5,485,888	5,084,225
Total liabilities	20,169,053	26,331,610
Partners’ Capital
General Partner
Class A (3,008.66 units outstanding at both June 30, 2010 and December 31, 2009)	4,038,643	4,287,922
Class B (427.01 units outstanding at both June 30, 2010 and December 31, 2009)	490,816	522,813
Legacy 1 Class (1,025.00 units outstanding at both June 30, 2010 and December 31, 2009)	941,338	990,276
Legacy 2 Class (1,000.00 units outstanding at both June 30, 2010 and December 31, 2009)	915,651	964,540
Global 1 Class (1,044.66 units outstanding at both June 30, 2010 and December 31, 2009)	957,899	999,554
Global 2 Class (1,041.45 and 708.97 units outstanding at June 30, 2010 and December 31, 2009, respectively)	950,070	676,076
Global 3 Class (500.00 units outstanding at both June 30, 2010 and December 31, 2009)	445,197	469,821
Limited Partners
Class A (42,585.78 and 48,356.59 units outstanding at June 30, 2010 and December 31, 2009, respectively)	57,164,654	68,917,549
Class B (535,183.91 and 570,593.04 units outstanding at June 30, 2010 and December 31, 2009, respectively)	615,151,696	698,607,417
Legacy 1 Class (5,730.59 and 3,851.25 units outstanding at June 30, 2010 and December 31, 2009, respectively)	5,262,854	3,720,780
Legacy 2 Class (4,997.05 and 3,122.95 units outstanding at June 30, 2010 and December 31, 2009, respectively)	4,575,550	3,012,215
Global 1 Class (7,760.20 and 3,358.60 units outstanding at June 30, 2010 and December 31, 2009, respectively)	7,115,712	3,213,581
Global 2 Class (15,420.47 and 7,333.83 units outstanding at June 30, 2010 and December 31, 2009, respectively)	14,067,406	6,993,517
Global 3 Class (108,524.97 and 40,328.60 units outstanding at June 30, 2010 and December 31, 2009, respectively)	96,630,055	37,894,437
Total partners’ capital	808,707,541	831,270,498
Total liabilities and partners’ capital	$828,876,594	$857,602,108

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Consolidated Condensed Schedule of Investments
June 30, 2010
(Unaudited)

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$(150,193)	**	$(2,798,736)	(0.3)%	$(2,948,929)	(0.4)%
Energy	(1,721,263)	(0.2)%	561,163	0.1%	(1,160,100)	(0.1)%
Grains	(389,620)	**	157,948	**	(231,672)	**
Interest rates	7,732,388	1.0%	(465,955)	(0.1)%	7,266,433	0.9%
Meats	(169,430)	**	39,882	**	(129,548)	**
Metals	1,702,087	0.2%	18,694	**	1,720,781	0.2%
Soft commodities	98,886	**	(77,528)	**	21,358	**
Stock indices and single stock futures	(1,227,978)	(0.2)%	1,524,152	0.2%	296,174	**
Total U.S. Futures Positions	5,874,877		(1,040,380)		4,834,497
Foreign Futures Positions:
Energy	(487,180)	(0.1)%	136,551	**	(350,629)	**
Grains	2,532	**	(3,286)	**	(754)	**
Interest rates	8,303,424	1.0%	(635,285)	(0.1)%	7,668,139	0.9%
Metals	(4,399,506)	(0.5)%	3,083,846	0.4%	(1,315,660)	(0.2)%
Soft commodities	47,945	**	(90)	**	47,855	**
Stock indices	(2,751,045)	(0.3)%	1,635,004	0.2%	(1,116,041)	(0.1)%
Total Foreign Futures Positions	716,170		4,216,740		4,932,910
Total Futures Contracts	$6,591,047	0.8%	$3,176,360	0.4%	$9,767,407	1.2%
Forward Contracts *
Currencies	$11,631	**	$(1,740,500)	(0.2)%	$(1,728,869)	(0.2)%

Options on Futures Contracts *
U.S. Stock Indices	$23,400	**	$(45,740)	**	$(22,340)	**

Total Futures, Forward and Options on Futures Contracts	$6,626,078	0.8%	$1,390,120	0.2%	$8,016,198	1.0%

*
No individual futures, forward, or options on futures contract position constituted greater than 1 percent of partners’ capital.  Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of partners’ capital.

U.S. Government securities in brokers’ trading accounts***

Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital
$100,550,000	07/01/2010-1/13/2011	U.S. Treasury Bills, 0.1-0.4% (cost $100,382,743)	$100,486,368	12.4%

***             Pledged as collateral for the trading of futures, forward and option on futures contracts.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2010
(Unaudited)

U.S. Commercial paper
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$10,000,000	9/17/2010	General Electric Capital, 0.4% (cost $9,987,333)	$9,991,767	1.2%

U.S. Government-sponsored enterprises
Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital
$89,075,000	3/22/2012-6/1/2012	Federal National Mortgage Association, 1.1-1.5%	$89,276,209	11.0%
214,175,000	9/24/2010-6/8/2012	Federal Home Loan Mortgage Corp., 0.2-1.5%	214,663,843	26.5%
152,200,000	11/8/2010-6/15/2012	Federal Home Loan Bank, 0.1-1.4%	152,466,903	18.9%
30,000,000	2/14/2011-6/14/2012	Federal Farm Credit Bank,0.3-1.1%	30,004,475	3.7%

	Total U.S. Government-sponsored enterprises (cost $485,420,600)		$486,411,430	60.1%

    The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Consolidated Condensed Schedule of Investments
December 31, 2009
(Audited)

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$(1,345,719)	(0.2)%	$1,691,679	0.2%	$345,960	**
Energy	1,459,685	0.2%	(1,100,365)	(0.1)%	359,320	**
Grains	655,296	0.1%	(704,834)	(0.1)%	(49,538)	**
Interest rates	(462,911)	(0.1)%	1,076,800	0.1%	613,889	0.1%
Meats	397,832	**	(215,832)	**	182,000	**
Metals	(1,273,379)	(0.2)%	(35,959)	**	(1,309,338)	(0.2)%
Soft commodities	6,528,998	0.8%	(4,543,342)	(0.5)%	1,985,656	0.2%
Stock indices and single stock futures	656,609	0.1%	54,186	**	710,795	0.1%
Total U.S. Futures Positions	6,616,411		(3,777,667)		2,838,744
Foreign Futures Positions:
Energy	469,717	0.1%	24,716	**	494,433	0.1%
Grains	(9,180)	**	5,150	**	(4,030)	**
Interest rates	(2,198,937)	(0.3)%	630,585	0.1%	(1,568,352)	(0.2)%
Metals	23,381,126	2.8%	(16,423,105)	(2.0)%	6,958,021	0.8%
Soft commodities	362,063	**	(27,893)	**	334,170	**
Stock indices	4,719,890	0.6%	(300,409)	**	4,419,481	0.5%
Total Foreign Futures Positions	26,724,679		(16,090,956)		10,633,723

Total Futures Contracts	$33,341,090	4.0%	$(19,868,623)	(2.4)%	$13,472,467	1.6%

Forward Contracts *
Currencies	$(804,012)	(0.1)%	$1,346,066	0.2%	$542,054	0.1%

Options on Futures Contracts *
U.S. Stock Indices	$3,955	**	$(9,085)	**	$(5,130)	**

Total Futures, Forward and Options on Futures Contracts	$32,541,033	3.9%	$(18,531,642)	(2.2)%	$14,009,391	1.7%

*
No individual futures, forward or options on futures contract position constituted greater than 1 percent of partners’ capital.   Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of partners’ capital.

U.S. Government securities in brokers’ trading accounts***

Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital
$90,000,000	1/14/2010 - 12/16/2010	U.S. Treasury Bills, 0.0%-0.4% (cost $89,943,831)	$89,970,252	10.8%

*** Pledged as collateral for the trading of futures, forward and option on futures contracts.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2009
(Audited)

U.S. Government-sponsored enterprises

Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital
$84,300,000	8/5/2010 - 12/30/2011	Federal National Mortgage Association, 0.2-1.4%	$84,339,694	10.2%
249,000,000	8/24/2010 - 12/21/2011	Federal Home Loan Mortgage Corp., 0.1-1.8%	249,417,475	30.0%
242,375,000	2/5/2010 - 12/15/2011	Federal Home Loan Bank, 0.1-1.4%	242,919,190	29.2%
20,000,000	2/14/2011	Federal Farm Credit Bank, 0.2%	19,995,250	2.4%

	Total U.S. Government-sponsored enterprises (cost $595,614,295)		$596,671,609	71.8%

U.S. Government securities

Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital
$75,000,000	9/23/2010 - 12/16/2010	U.S. Treasury Bills, 0.4% (cost $74,703,247)	$74,755,744	9.0%

Investments-other

Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital
$15,485,000	2/2/2010 - 11/24/2010	U.S. Certificates of Deposit, 1.3-2.0% (cost $15,485,000)	$15,755,711	1.8%

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net trading gains (losses)
Net gain (loss) from trading
Realized	$20,658,873	$(10,782,265)	$(11,668,358)	$(34,495,363)
Change in unrealized	(22,375,478)	(2,421,183)	(5,993,193)	(5,133,317)
Commissions	(3,109,340)	(3,186,874)	(6,120,117)	(5,564,392)

Net losses from trading	(4,825,945)	(16,390,322)	(23,781,668)	(45,193,072)

Loss allocated from GP 1, LLC	—	—	—	(2,740,621)

Total trading losses	(4,825,945)	(16,390,322)	(23,781,668)	(47,933,693)

Net investment income (loss)
Income
Interest income	1,335,293	1,872,365	2,466,511	3,972,631

Expenses from operations
Brokerage commission	12,689,455	13,565,262	25,143,261	25,227,505
Incentive fees	1,139,881	2,280,806	1,380,933	2,425,331
Operating expenses	518,223	531,146	1,020,019	1,008,530
Organizational and offering costs	589,808	596,796	1,158,058	1,653,000

Total expenses	14,937,367	16,974,010	28,702,271	30,314,366

Net investment loss	(13,602,074)	(15,101,645)	(26,235,760)	(26,341,735)

Net loss	$(18,428,019)	$(31,491,967)	$(50,017,428)	$(74,275,428)

Net loss per unit from operations (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(31.74)	$(52.58)	$(82.86)	$(129.71)
General Partner & Limited Partner Class B Units	$(29.09)	$(47.43)	$(74.93)	$(116.92)
General Partner & Limited Partner Legacy 1 Class Units	$(17.28)	$(30.54)	$(47.74)	$(30.54)
General Partner & Limited Partner Legacy 2 Class Units	$(17.91)	$(31.36)	$(48.89)	$(31.36)
General Partner & Limited Partner Global 1 Class Units	$(4.03)	$(15.31)	$(39.87)	$(15.31)
General Partner & Limited Partner Global 2 Class Units	$(4.41)	$(16.27)	$(41.34)	$(16.27)
General Partner & Limited Partner Global 3 Class Units	$(8.81)	$(22.25)	$(49.24)	$(22.25)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
Six Months Ended June 30, 2010
(Unaudited)

	Class A				Class B
	General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount

Partners’ capital,
December 31, 2009	3,008.66	$4,287,922	48,356.59	$68,917,549	427.01	$522,813	570,593.04	$698,607,417
Contributions	—	—	—	—	—	—	—	—
Redemptions	—	—	(3,658.62)	(4,910,974)	—	—	(19,877.15)	(22,847,643)
Net loss	—	(153,797)	—	(2,588,119)	—	(19,574)	—	(26,735,190)
Partners’ capital
March 31, 2010	3,008.66	$4,134,125	44,697.97	$61,418,456	427.01	$503,239	550,715.89	$649,024,584
Contributions	—	—	—	—	—	—	—	—
Redemptions	—	—	(2,112.19)	(2,898,015)	—	—	(15,531.98)	(18,172,421)
Net loss	—	(95,482)	—	(1,355,787)	—	(12,423)	—	(15,700,467)
Partners’ capital,
June 30, 2010	3,008.66	$4,038,643	42,585.78	$57,164,654	427.01	$490,816	535,183.91	$615,151,696

Net asset value per unit at December 31, 2009	$1,425.20	$1,224.35
Net asset value per unit at March 31, 2010	$1,374.08	$1,178.51
Net asset value per unit at June 30, 2010	$1,342.34	$1,149.42

	Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount

Partners’ capital,
December 31, 2009	1,025.00	$990,276	3,851.25	$3,720,780	1,000.00	$964,540	3,122.95	$3,012,215
Contributions	—	—	838.89	785,100	—	—	1,036.46	957,729
Redemptions	—	—	(18.29)	(16,299)	—	—	—	—
Net loss	—	(31,229)	—	(118,335)	—	(30,985)	—	(86,904)
Partners’ capital
March 31, 2010	1,025.00	$959,047	4,671.85	$4,371,246	1,000.00	$933,555	4,159.41	$3,883,040
Contributions	—	—	1,136.89	1,060,714	—	—	876.53	810,900
Redemptions	—	—	(78.15)	(73,070)	—	—	(38.89)	(36,330)
Net loss	—	(17,709)	—	(96,036)	—	(17,904)	—	(82,060)
Partners’ capital,
June 30, 2010	1,025.00	$941,338	5,730.59	$5,262,854	1,000.00	$915,651	4,997.05	$4,575,550

Net asset value per unit at December 31, 2009	$966.12	$964.54
Net asset value per unit at March 31, 2010	$935.66	$933.56
Net asset value per unit at June 30, 2010	$918.38	$915.65

	Global 1 Class				Global 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount

Partners’ capital, December 31, 2009	1,044.66	$999,554	3,358.60	$3,213,581	708.97	$676,076	7,333.83	$6,993,517
Contributions	—	—	2,107.30	1,904,292	206.69	190,000	5,646.98	5,166,504
Redemptions	—	—	(24.39)	(21,903)	—	—	(179.62)	(164,654)
Net loss	—	(37,445)	—	(84,449)	—	(26,717)	—	(260,875)
Partners’ capital, March 31, 2010	1,044.66	$962,109	5,441.51	$5,011,521	915.66	$839,359	12,801.19	$11,734,492
Contributions	—	—	2,628.65	2,420,545	125.79	115,000	2,702.52	2,478,522
Redemptions	—	—	(309.96)	(286,478)	—	—	(83.24)	(76,510)
Net loss	—	(4,210)	—	(29,876)	—	(4,289)	—	(69,098)
Partners’ capital, June 30, 2010	1,044.66	$957,899	7,760.20	$7,115,712	1,041.45	$950,070	15,420.47	$14,067,406

Net asset value per unit at December 31, 2009	$956.82	$953.60
Net asset value per unit at March 31, 2010	$920.98	$916.67
Net asset value per unit at June 30, 2010	$916.95	$912.26

	Global 3 Class
	General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Total Amount

Partners’ capital, December 31, 2009	500.00	$469,821	40,328.60	$37,894,437	$831,270,498
Contributions	—	—	35,642.50	31,807,215	40,810,840
Redemptions	—	—	(310.84)	(271,987)	(28,233,460)
Net loss	—	(20,218)	—	(1,395,572)	(31,589,409)
Partners’ capital, March 31, 2010	500.00	$449,603	75,660.26	$68,034,093	$812,258,469
Contributions	—	—	33,336.04	29,957,497	36,843,178
Redemptions	—	—	(471.33)	(423,263)	(21,966,087)
Net loss	—	(4,406)	—	(938,272)	(18,428,019)
Partners’ capital, June 30, 2010	500.00	$445,197	108,524.97	$96,630,055	$808,707,541

Net asset value per unit at December 31, 2009	$939.64
Net asset value per unit at March 31, 2010	$899.21
Net asset value per unit at June 30, 2010	$890.40

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Statements of Changes in Partners’ Capital (Net Asset Value) (continued)
Six Months Ended June 30, 2009
(Unaudited)

	Class A				Class B
	General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount
Partners’ capital, December 31, 2008	4,348.18	$6,827,509	52,408.70	$82,292,140	—	$—	408,160.74	$554,475,560
Contributions	—	—	1,656.55	2,601,110	1,978.62	2,650,000	199,466.15	267,192,606
Redemptions	—	—	(1,883.09)	(2,856,298)	—	—	(8,105.44)	(10,672,187)
Net income (loss)	—	(335,375)	—	(4,125,336)	—	(99,588)	—	(38,223,165)
Partners’ capital, March 31, 2009	4,348.18	$6,492,134	52,182.16	$77,911,616	1,978.62	$2,550,412	599,521.45	$772,772,814
Contributions	—	—	—	—	—	—	—	—
Redemptions	(1,339.52)	(2,000,000)	(949.58)	(1,393,123)	(1,551.61)	(2,000,000)	(8,422.19)	(10,641,580)
Net income (loss)	—	(158,207)	—	(2,718,689)	—	(20,255)	—	(28,251,693)
Partners’ capital, June 30, 2009	3,008.66	$4,333,927	51,232.58	$73,799,804	427.01	$530,157	591,099.26	$733,879,541

Net asset value per unit at December 31, 2008	$1,570.20	$1,358.47
Net asset value per unit at March 31, 2009	$1,493.07	$1,288.98
Net asset value per unit at June 30, 2009	$1,440.49	$1,241.55

	Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount
Partners’ capital, December 31, 2008	—	$—	—	$—	—	$—	—	$—
Contributions	—	—	—	—	—	—	—	—
Redemptions	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—
Partners’ capital, March 31, 2009	—	$—	—	$—	—	$—	—	$—
Contributions	1,025.00	1,025,000	385.12	384,527	1,000.00	1,000,000	839.75	836,009
Redemptions	—	—	—	—	—	—	—	—
Net income (loss)	—	(31,303)	—	(11,169)	—	(31,360)	—	(22,591)
Partners’ capital, June 30, 2009	1,025.00	$993,697	385.12	$373,358	1,000.00	$968,640	839.75	$813,418

Net asset value per unit at December 31, 2008	$—	$—
Net asset value per unit at March 31, 2009	$—	$—
Net asset value per unit at June 30, 2009	$969.46	$968.64

	Global 1 Class				Global 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount
Partners’ capital, December 31, 2008	—	$—	—	$—	—	$—	—	$—
Contributions	—	—	—	—	—	—	—	—
Redemptions	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—
Partners’ capital, March 31, 2009	—	$—	—	$—	—	$—	—	$—
Contributions	1,044.66	1,045,000	570.11	575,393	500.00	500,000	614.40	620,794
Redemptions	—	—	—	—	—	—	—	—
Net income (loss)	—	(16,337)	—	(14,013)	—	(8,137)	—	(16,392)
Partners’ capital, June 30, 2009	1,044.66	$1,028,663	570.11	$561,380	500.00	$491,863	614.40	$604,402

Net asset value per unit at December 31, 2008	$—	$—

Net asset value per unit at March 31, 2009	$—	$—

Net asset value per unit at June 30, 2009	$984.69	$983.73

	Global 3 Class
	General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Total Amount
Partners’ capital, December 31, 2008	—	$—	—	$—	$643,595,209
Contributions	—	—	—	—	272,443,716
Redemptions	—	—	—	—	(13,528,485)
Net income (loss)	—	—	—	—	(42,783,464)
Partners’ capital, March 31, 2009	—	$—	—	$—	$859,726,976
Contributions	500.00	500,000	5,827.76	5,878,767	12,365,490
Redemptions	—	—	—	—	(16,034,703)
Net income (loss)	—	(11,127)	—	(180,694)	(31,491,967)
Partners’ capital, June 30, 2009	500.00	$488,873	5,827.76	$5,698,073	$824,565,796

Net asset value per unit at December 31, 2008	$—

Net asset value per unit at March 31, 2009	$—

Net asset value per unit at June 30, 2009	$977.75

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:  Grant Park Futures Fund Limited Partnership (the “Partnership”) was organized as a limited partnership under Illinois law in August 1988 and will continue until December 31, 2027, unless sooner terminated as provided for in its Limited Partnership Agreement.  As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission (“CFTC”), an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Partnership executes transactions.  Additionally, the Partnership is subject to the requirements of futures commission merchants (“FCMs”) and interbank and other market makers through which the Partnership trades.  The Partnership is a registrant with the Securities and Exchange Commission (“SEC”), and, accordingly is subject to the regulatory requirements under the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended.

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

 Presentation of financial information:  The consolidated financial statements include the accounts of the Partnership and its subsidiary Trading Companies and were prepared by us without audit according to the rules and regulations of the SEC.  The Partnership follows generally accepted accounting principles (“GAAP”) set by the Financial Accounting Standards Board (“FASB”) to ensure consistent reporting.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, (the “Codification” or “ASC”).  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary and adequate disclosures to present fairly the financial position as of June 30, 2010 and the results of operations for the three and six months ended June 30, 2010 and 2009.

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

The Class A and Class B units are outstanding but are no longer offered by the Partnership.  Both Class A and Class B units are traded pursuant to identical trading programs and differ only in respect to the brokerage commission payable to the General Partner.

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

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

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

The Partnership’s significant accounting policies are as follows:

Consolidation:  The Partnership is the sole member of each of the Trading Companies. The Trading Companies, in turn, are the only members of GP Cash Management, LLC.  The Partnership presents consolidated financial statements for the Partnership which include the accounts of the Trading Companies and GP Cash Management, LLC.  All material inter-company accounts and transactions are eliminated in consolidation.  Recent FASB guidance under FASB ASC 810 establishes accounting and reporting requirements for noncontrolling interests, which the Partnership previously referred to as minority interests.  This guidance requires noncontrolling interests to be reported as a component of partners’ capital on the consolidated statement of financial condition and the amount of net income (loss) attributable to noncontrolling interests to be identified on the consolidated statement of operations.

Use of estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents:  Cash and cash equivalents include cash, overnight investments, commercial paper, U.S. treasury bills and short-term investments in interest-bearing demand deposits with banks and cash managers with maturities of three months or less at the date of acquisition.  The Partnership maintains deposits with high quality financial institutions in amounts that are in excess of federally insured limits; however, the Partnership does not believe it is exposed to any significant credit risk.

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

The Partnership follows the provisions of ASC 740, Income Taxes.  The Partnership is not subject to examination by U.S. federal or state taxing authorities for tax years before 2007.  As of June 30, 2010, the Partnership has no uncertain income tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties.

Organization and offering costs:  All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership.  This reimbursement is made monthly.  Effective April 1, 2009, Class A units bear organization and offering expenses at an annual rate of 10 basis points (0.10 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets.  Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class and, effective April 1, 2009, Class B units bear these expenses at an annual rate of 30 basis points (0.30 percent) of the adjusted net assets of the Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class and Class B units, respectively, calculated and payable monthly on the basis of month-end adjusted net assets.  Prior to April 1, 2009, Class A units and Class B units bore these expenses at an annual rate of 20 basis points (0.20 percent) and 60 basis points (0.60 percent), respectively, of the adjusted net assets of the Class A and Class B units,

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

respectively, calculated and payable monthly on the basis of month-end adjusted net assets. “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions.  In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit.  Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged against partners’ capital at the time of reimbursement or accrual.  Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued.  If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner.  At June 30, 2010, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Reclassification:  Certain amounts in the 2009 financial statements have been reclassified to conform with the 2010 presentation.  For the quarters ended June 30, 2009 and September 30, 2009, classes of the Partnership which had a controlling or majority equity interest in a Trading Company were consolidated by two groups of classes (A, B and Legacy class units (“LAB”) and Global class units).  At that time, management believed that such presentation was the most meaningful presentation to an investor in the Partnership.  Subsequent to filing its September 30, 2009 Form 10-Q, the Partnership considered additional guidance.  Accordingly, pursuant to this additional guidance, the Partnership is presenting consolidated financial statements for the Partnership as a whole as of and for the period ended June 30, 2010, and has reclassified the presentation of the consolidated financial statements as of and for the period ended June 30, 2009 to conform.

Statement of Cash Flows:  The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows.

Subsequent Events:  The Partnership follows the provisions of FASB ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  See Note 12.

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

The Partnership values certificates of deposit at face value plus accrued interest, which approximates fair value, and these financial instruments were formerly classified in Level 2 of the fair value hierarchy and are now shown as investments-other on the consolidated statement of financial condition per FASB ASC 820.

The following tables present the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

	June 30, 2010
Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$100,486,368	$–	$–	$100,486,368
Futures contracts	9,767,407	–	–	9,767,407
Forward contracts	(1,728,869)	–	–	(1,728,869)
Options on futures contracts	(22,340)	–	–	(22,340)
Cash and cash equivalents
Commercial paper	166,049,243	–	–	166,049,243
Commercial paper	9,991,767	–	–	9,991,767
Government-sponsored enterprises	486,411,430	–	–	486,411,430

	December 31, 2009
Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$89,970,252	$–	$–	$89,970,252
Futures contracts	13,472,467	–	–	13,472,467
Forward contracts	542,054	–	–	542,054
Options on futures contracts	(5,130)	–	–	(5,130)
Cash and cash equivalents
Commercial paper	6,761,718	–	–	6,761,718
Government-sponsored enterprises	596,671,609	–	–	596,671,609
U.S. Government securities	74,755,744	–	–	74,755,744

Note 3.   Deposits with Brokers

The Partnership, through the Trading Companies, deposits assets with brokers subject to CFTC regulations and various exchange and broker requirements.  Margin requirements are satisfied by the deposit of U.S. Treasury bills, Government-sponsored enterprises and cash with such brokers.  The Partnership earns interest income on its assets deposited with the brokers.

Note 4.  Commodity Trading Advisors

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors.  Each Trading Company has entered into an advisory contract with its own Advisor. The commodity trading advisors are Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Co., Graham Capital Management, L.P., Winton Capital Management ,

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

Welton Investment Corporation, Global Advisors Jersey Limited, Transtrend B.V., Quantitative Investment Management LLC, Revolution Capital Management, LLC, Sunrise Capital Partners, LLC and Amplitude Capital International Limited (the “Advisors”).  The Advisors are paid a quarterly management fee ranging from 0 percent to 3 percent per annum of the Partnership’s month-end allocated net assets and a quarterly incentive fee ranging from 20 percent to 26 percent of the new trading profits on the allocated net assets of the Advisor.

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

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

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

Note 8.  Financial Highlights

The following financial highlights reflect activity related to the Partnership.  Total return is based on the change in value during the period of a theoretical investment made at the beginning of each calendar month during the period.  Individual partner’s ratios may vary from these ratios based on various factors, including but not limited to, the timing of capital transactions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Total return – Class A Units	(2.31)%	(3.52)%	(5.81)%	(8.26)%
Total return – Class B Units	(2.47)%	(3.68)%	(6.12)%	(8.61)%
Total return – Legacy 1 Class Units	(1.85)%	(3.05)%	(4.94)%	(3.05)%
Total return – Legacy 2 Class Units	(1.92)%	(3.14)%	(5.07)%	(3.14)%
Total return – Global 1 Class Units	(0.44)%	(1.53)%	(4.17)%	(1.53)%
Total return – Global 2 Class Units	(0.48)%	(1.63)%	(4.34)%	(1.63)%
Total return – Global 3 Class Units	(0.98)%	(2.23)%	(5.24)%	(2.23)%
Ratios as a percentage of average net asset value: (1)
Interest income (2)	0.65%	0.89%	0.61%	1.03%

Expenses prior to incentive fees (2)	6.77%	6.96%	6.77%	7.20%
Incentive fees (3)	0.14%	0.27%	0.17%	0.31%
Total expenses (2)	6.91%	7.23%	6.94%	7.51%
Net investment loss (2) (4)	(6.12)%	(6.07)%	(6.16)%	(6.17)%

(1) Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class Units began trading April 1, 2009.
(2) Annualized.
(3) Not annualized.
(4) Excludes incentive fee.

The interest income, expense and net investment loss ratios above are computed based upon the weighted average net assets of the Partnership for the three and six months ended June 30, 2010 and 2009.

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

The following per unit performance calculations reflect activity related to the Partnership for the three and six months ended June 30, 2010 and 2009.

Class A Units	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,374.08	$1,493.07	$1,425.20	$1,570.20
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	(10.69)	(28.50)	(42.22)	(84.76)
Expenses net of interest income (1)	(21.05)	(24.08)	(40.64)	(44.95)
Total income (loss) from operations	(31.74)	(52.58)	(82.86)	(129.71)
Net asset value per unit at end of period	$1,342.34	$1,440.49	$1,342.34	$1,440.49

Class B Units	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,178.51	$1,288.98	$1,224.35	$1,358.47
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	(9.14)	(24.48)	(36.34)	(72.11)
Expenses net of interest income (1)	(19.95)	(22.95)	(38.59)	(44.81)
Total income (loss) from operations	(29.09)	(47.43)	(74.93)	(116.92)
Net asset value per unit at end of period	$1,149.42	$1,241.55	$1,149.42	$1,241.55

Legacy 1 Class Units	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period (2)	$935.66	$1,000.00	$966.12	$1,000.00
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	(6.98)	(19.59)	(27.95)	(19.59)
Expenses net of interest income (1)	(10.30)	(10.95)	(19.79)	(10.95)
Total income (loss) from operations	(17.28)	(30.54)	(47.74)	(30.54)
Net asset value per unit at end of period	$918.38	$969.46	$918.38	$969.46

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

Legacy 2 Class Units	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period (2)	$933.56	$1,000.00	$964.54	$1,000.00
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	(7.02)	(19.90)	(27.75)	(19.90)
Expenses net of interest income (1)	(10.89)	(11.46)	(21.14)	(11.46)
Total income (loss) from operations	(17.91)	(31.36)	(48.89)	(31.36)
Net asset value per unit at end of period	$915.65	$968.64	$915.65	$968.64

Global 1 Class Units	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period (2)	$920.98	$1,000.00	$956.82	$1,000.00
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading	6.36	(1.88)	(20.21)	(1.88)
Expenses net of interest income (1)	(10.39)	(13.43)	(19.66)	(13.43)
Total income (loss) from operations	(4.03)	(15.31)	(39.87)	(15.31)
Net asset value per unit at end of period	$916.95	$984.69	$916.95	$984.69

Global 2 Class Units	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period (2)	$916.67	$1,000.00	$953.60	$1,000.00
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading (1)	5.91	(3.14)	(20.19)	(3.14)
Expenses net of interest income (1)	(10.32)	(13.13)	(21.15)	(13.13)
Total income (loss) from operations	(4.41)	(16.27)	(41.34)	(16.27)
Net asset value per unit at end of period	$912.26	$983.73	$912.26	$983.73

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

Global 3 Class Units	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period (2)	$899.21	$1,000.00	$939.64	$1,000.00
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading	6.35	(5.43)	(18.89)	(5.43)
Expenses net of interest income (1)	(15.16)	(16.82)	(30.35)	(16.82)
Total income (loss) from operations	(8.81)	(22.25)	(49.24)	(22.25)
Net asset value per unit at end of period	$890.40	$977.75	$890.40	$977.75

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

Note 9.  Trading Activities and Related Risks

The Partnership, through its Advisors, engages in the speculative trading of U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, and forward contracts (collectively, derivatives; see Note 11).  These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy.  The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

Net trading results from derivatives for the three and six months ended June 30, 2010 and 2009, are reflected in the consolidated statements of operations.  Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contract, and forward contracts.

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

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

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

The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Contracts (non-exchange-traded)		Option Contracts (exchange-traded)		Total
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Gross unrealized gains	$39,434,083	$51,128,960	$5,297,521	$6,513,328	$23,400	$3,955	$44,755,004	$57,646,243
Gross unrealized (losses)	(29,666,676)	(37,656,493)	(7,026,390)	(5,971,274)	(45,740)	(9,085)	(36,738,806)	(43,636,852)
Net unrealized gain (loss)	$9,767,407	$13,472,467	$(1,728,869)	$542,054	$(22,340)	$(5,130)	$8,016,198	$14,009,391

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

Note 11.   Derivative Instruments

The Partnership follows the provisions of FASB ASC 815, Derivatives and Hedging.  FASB ASC 815 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  FASB ASC 815 applies to all derivative instruments within the scope of FASB ASC 815-10-05.  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under FASB ASC 815-10-05.  FASB ASC 815 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in FASB ASC 815-10-05 and generally increases the level of disaggregation that will be required in an entity’s financial statements.  FASB ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements.

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

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

Nonetheless, the clearing member, clearing organization or other counterparty to these transactions may not be able to meet its obligations to the Partnership, in which case the Partnership could suffer significant losses on these contracts.

The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05.  The monthly average futures contracts, forward contracts and option contracts bought and sold was 9,214 and 8,556, respectively, for the three and six months ended June 30, 2010 and  5,752 and 5,035, respectively, for the three and six months ended June 30, 2009.  The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments at June 30, 2010 and December 31, 2009

	Asset Derivatives* June 30, 2010	Liability Derivatives* June 30, 2010	Fair Value

Currencies contracts	$7,961,834	$(12,639,632)	$(4,677,798)
Energy contracts	1,576,501	(3,087,230)	(1,510,729)
Grains contracts	1,097,751	(1,330,177)	(232,426)
Interest rates contracts	16,484,932	(1,550,360)	14,934,572
Meats contracts	184,642	(314,190)	(129,548)
Metals contracts	13,147,118	(12,741,997)	405,121
Soft commodities contracts	754,388	(685,175)	69,213
Stock indices contracts	3,547,838	(4,390,045)	(842,207)
	$44,755,004	$(36,738,806)	$8,016,198

*The fair values of all asset and liability derivatives, including currencies, energy, grains, interest rates, meats, metals, soft commodities and stock indices contracts, are included in unrealized gain on open contracts, net in equity in brokers’ trading accounts in the consolidated statement of financial condition.

	Asset Derivatives* December 31, 2009	Liability Derivatives* December 31, 2009	Fair Value

Currencies contracts	$9,791,450	$(8,903,436)	$888,014
Energy contracts	3,238,790	(2,385,037)	853,753
Grains contracts	1,318,059	(1,371,627)	(53,568)
Interest rates contracts	3,716,428	(4,670,891)	(954,463)
Meats contracts	465,512	(283,512)	182,000
Metals contracts	25,182,087	(19,533,404)	5,648,683
Soft commodities contracts	7,672,469	(5,352,643)	2,319,826
Stock indices contracts	6,261,448	(1,136,302)	5,125,146
	$57,646,243	$(43,636,852)	$14,009,391

*The fair values of all asset and liability derivatives, including currencies, energy, grains, interest rates, meats, metals, soft commodities and stock indices contracts, are included in unrealized gain on open contracts, net in equity in brokers’ trading accounts in the consolidated statement of financial condition.

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three and Six Months Ended
June 30, 2010 and 2009

	Three Months Ended June 30,		Six Months Ended June 30,
Type of contract	2010*	2009*	2010*	2009*

Currencies contracts	$282,117	$3,147,591	$1,866,413	$(5,055,854)
Energy contracts	(14,580,047)	(2,976,608)	(21,134,509)	(2,977,049)
Grains contracts	(5,192,582)	4,924,757	(9,300,696)	(211,614)
Interest rates contracts	48,243,785	(23,139,398)	49,066,965	(25,552,594)
Meats contracts	(1,767,245)	769,138	27,119	910,647
Metals contracts	(3,939,425)	(4,622,429)	(5,708,887)	(7,442,836)
Soft commodities contracts	(3,062,875)	(1,663,606)	(4,962,575)	(5,540,753)
Stock indices contracts	(21,700,333)	10,357,107	(27,515,381)	6,241,373
	$(1,716,605)	$(13,203,448)	$(17,661,551)	$(39,628,680)

*The gains or losses on derivatives, including currencies, energy, grains, interest rates, meats, metals, soft commodities and stock indices contracts, are included in realized and change in unrealized gain (loss) from trading in the consolidated statement of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item in Consolidated Statement of Operations	2010	2009	2010	2009

Net gain (loss) from trading
Realized	$20,658,873	$(10,782,265)	$(11,668,358)	$(34,495,363)
Change in unrealized	$(22,375,478)	$(2,421,183)	$(5,993,193)	$(5,133,317)

Total realized and change in unrealized gain (loss)	$(1,716,605)	$(13,203,448)	$(17,661,551)	$(39,628,680)

Note 12.  Subsequent Events

Management of the Partnership evaluated subsequent events through the date these financial statements were issued.  Subsequent to June 30, 2010, there were contributions and redemptions totaling approximately $18,844,000 and $0 respectively.

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

Reorganization of Grant Park

Grant Park allocates its assets to each of its following subsidiary limited liability trading companies (each a “Trading Company” and collectively, the “Trading Companies”):

GP 1, LLC (“GP 1”)                                           GP 6, LLC (“GP 6”)                                           GP 10, LLC (“GP 10”)
GP 3, LLC (“GP 3”)                                           GP 7, LLC (“GP 7”)                                           GP 11, LLC (“GP 11”)
GP 4, LLC (“GP 4”)                                           GP 8, LLC (“GP 8”)                                           GP 12, LLC (“GP 12”)
GP 5, LLC (“GP 5”)                                           GP 9, LLC (“GP 9”)                                           GP 14, LLC (“GP 14”)

Grant Park invests through the Trading Companies with independent professional commodity trading advisors retained by the general partner.  Rabar Market Research, Inc. (“Rabar”), EMC Capital Management, Inc. (“EMC”), Eckhardt Trading Company (“Eckhardt”), Graham Capital Management, L.P. (“Graham”), Winton, Welton Investment Corporation (“Welton”), Global Advisors Jersey Limited (“Global Advisors”), Transtrend B.V. (“Transtrend”), Quantitative Investment Management LLC (“QIM”), Revolution Capital Management, LLC (“RCM”), Sunrise Capital Partners, LLC (“Sunrise”) and Amplitude Capital International Limited (“Amplitude”), serve as Grant Park’s commodity trading advisors.  Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of June 30, 2010, the general partner allocated Grant Park’s net assets through the respective Trading Companies among its core trading advisors EMC, Winton and Welton and non-core trading advisors Rabar, ETC, Graham, Global Advisors, Transtrend, QIM, RCM, Sunrise and Amplitude.  No more than twenty percent of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor.  The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

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

Grant Park has changed its accounting policy with respect to organization and offering costs.  Previously, Grant Park charged organization and offering costs directly to partners’ capital.  Grant Park charges organization and offering costs to expense from operations as opposed to taking a direct charge to partners’ capital.

For the quarters ended June 30, 2009 and September 30, 2009, classes of Grant Park which had a controlling or majority equity interest in a Trading Company were consolidated by two groups of classes (A, B and Legacy class units (“LAB”) and Global class units).  At that time, management believed that such presentation was the most meaningful presentation to an investor in Grant Park.  Subsequent to filing its September 30, 2009 Form 10-Q, Grant Park considered additional guidance.  Accordingly, pursuant to this additional guidance, Grant Park is presenting consolidated financial statements for Grant Park as a whole as of and for the period ended June 30, 2010, and has reclassified the presentation of the consolidated financial statements as of and for the period ended June 30, 2009 to conform.

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and six months ended June 30, 2010 and June 30, 2009, are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Total return – Class A Units	(2.31)%	(3.52)%	(5.81)%	(8.26)%
Total return – Class B Units	(2.47)%	(3.68)%	(6.12)%	(8.61)%
Total return – Legacy 1 Class Units	(1.85)%	(3.05)%	(4.94)%	(3.05)%
Total return – Legacy 2 Class Units	(1.92)%	(3.14)%	(5.07)%	(3.14)%
Total return – Global 1 Class Units	(0.44)%	(1.53)%	(4.17)%	(1.53)%
Total return – Global 2 Class Units	(0.48)%	(1.63)%	(4.34)%	(1.63)%
Total return – Global 3 Class Units	(0.98)%	(2.23)%	(5.24)%	(2.23)%

Grant Park’s net asset value at June 30, 2010 was approximately $808.7 million, at December 31, 2009 was approximately $831.3 million and at June 30, 2009 was approximately $824.6 million.

The table below sets forth Grant Park’s trading gains or losses by sector for the three and six months ended June 30, 2010 and June 30, 2009:

	% Gain		(Loss)
	Three Months Ended June 30,		Six Months ended June 30,
Sector	2010	2009	2010	2009
Interest Rates	5.9%	(2.6)%	6.0%	(3.2)%
Currencies	—	0.3	0.3	(0.8)
Stock Indices	(2.6)	1.2	(3.2)	1.0
Energy	(1.8)	(0.4)	(2.6)	(0.3)
Agriculturals	—	—	—	—
Metals	(0.5)	(0.5)	(0.6)	(0.9)
Softs	(1.2)	0.4	(1.8)	(0.5)
Meats	—	—	—	—
Total	(0.2)%	(1.6)%	(1.9)%	(4.7)%

Three months ended June 30, 2010 compared to three months ended June 30, 2009

For the three months ended June 30, 2010, Grant Park had a negative return of approximately 2.3% for the Class A units, 2.5% for the Class B units, 1.9% for the Legacy 1 Class units, 1.9% for the Legacy 2 Class units, 0.4% for the Global 1 Class units, 0.5% for the Global 2 Class units and 1.0% for the Global 3 Class units.  On a combined unit basis prior to expenses, approximately 0.2% resulted from trading losses which were offset by 0.2% of interest income.  The trading losses were further increased by approximately 2.2% in brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2009, Grant Park had a negative return of approximately 3.5% for the Class A units, 3.7% for the Class B units, 3.1% for the Legacy 1 Class units, 3.1% for the Legacy 2 Class units, 1.5% for the Global 1 Class units, 1.6% for the Global 2 Class units, and 2.2% for the Global 3 Class units.  On a combined unit basis prior to expenses, approximately 1.6% resulted from trading losses which were offset by 0.2% of interest income.  The trading losses were further increased by approximately 2.3% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

For the six months ended June 30, 2010, Grant Park had a negative return of approximately 5.8% for the Class A units, 6.1% for the Class B units, 4.9% for the Legacy 1 Class units, 5.1% for the Legacy 2 Class units, 4.2% for the Global 1 Class units, 4.3% for the Global 2 Class units and 5.2% for the Global 3 Class units.  On a combined unit basis prior to expenses, approximately 1.9% resulted from trading losses which were offset by 0.3% of interest income.  The trading losses were further increased by approximately 4.3% in brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2009, Grant Park had a negative return of approximately 8.3% for the Class A units, 8.6% for the Class B units, 3.1% for the Legacy 1 Class units, 3.1% for the Legacy 2 Class units, 1.5% for the Global 1 Class units, 1.6% for the Global 2 Class units, and 2.2% for the Global 3 Class units.  On a combined unit basis for prior to expenses, approximately 4.7% resulted from trading losses which were offset by 0.6% of interest income.  The trading losses were further increased by approximately 4.5% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2010

Grains prices moved predominantly higher in the second quarter as international demand for U.S. crops supported the corn and wheat markets.  In the livestock markets, lean hogs prices rallied as a poultry dispute between Russia and China boosted pork demand.  Reversing recent downtrends, sugar prices rallied following elevated demand from several Middle Eastern and Asian nations.

Persisting uncertainty regarding the outlook of the global economy resulted in gains for more risk-averse currencies such as the Japanese yen and U.S. dollar.  Conversely, the Australian and New Zealand dollars experienced declines following a drop in demand for high-yielding currencies.  The Euro and Swiss franc came under pressure as credit concerns surrounding several smaller Eurozone nations caused investors to liquidate positions.

A strong U.S. dollar put pressure on the crude oil market, moving prices nearly 10% lower.  Furthering the decline in the crude oil markets were weak demand forecasts fostered by pessimism regarding the U.S. economy.  Natural gas prices underwent sharp upwards moves due to Energy Information Administration reports showing a decline in active U.S. natural gas rigs.  Speculation that 2010 would have an active hurricane season also played a role in moving natural gas prices higher.

Concerns regarding the fiscal instability in the Eurozone led to dip in the global equity markets.  Also adding to the decline was a number of weak economic indicators, including U.S. unemployment and U.S. retail sales.  In Asia, the Nikkei 225 fell due to investor liquidations in response to the potential effects of proposed shifts in Chinese economic policy.

Elevated risk aversion caused by downturns in the equity markets was among the main driving forces in moving fixed-income markets higher in the second quarter.  The downgrading of the debt of several European nations bode well for the U.S. treasury markets as investors sought safer investments.

Similar to the fixed-income markets, precious metals benefited from decreased demand for riskier assets.  Investors drove gold prices steadily higher throughout the quarter as investors tried to hedge Euro-based positions.  Poor growth prospects for global industrial production resulted in sharp declines in the base metals markets, moving prices lower.

Key trading developments for Grant Park during the first six months of 2010 include the following:

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

Grant Park recorded gains in March.  Class A units were up 4.08%, Class B units were up 4.03%, Legacy 1 Class units were up 4.15%, Legacy 2 Class units were up 4.13%, Global 1 Class units were up 3.65%, Global 2 Class units were up 3.56% and Global 3 Class units were up 3.40%.  Sugar prices fell nearly 30% in March as elevated supply forecasts from India and Brazil weighed on prices.  Higher prices also reduced demand, causing prices to fall further. In the grains markets, corn and wheat prices declined as a result of mild weather conditions in the Midwest and on the strength in the U.S. dollar.     Improving economic indicators, including better-than-expected payroll estimates and U.S. industrial production, led to gains in the U.S. dollar.  The euro fell as concerns regarding the economic stability of Greece and Portugal caused investors to liquidate European holdings.  The New Zealand dollar moved higher against its counterparts due to speculation about a narrowing interest rate gap between New Zealand and Australia.  Natural gas prices fell sharply in March because of elevated U.S. inventories.  Unusually warm weather also put pressure on the natural gas markets.  Crude oil markets moved lower due to ongoing weak demand forecasts and uncertainty following the pace of the economic recovery in the U.S.  Equity markets rallied as improving economic indicators fostered optimism in the global economy.  Bullish forecasts for Japanese exports, caused by weakness in the Japanese yen, drove the Nikkei 225 index higher.  Eurozone equity markets rallied following strong German consumer sentiment data.  Decreased demand for safe-haven debt instruments led to a decline in the U.S. fixed-income markets.  Increased demand for riskier assets led to price declines in the U.S. debt markets, as evidenced by poor results in recent Treasury auctions.  In the Eurozone, concerns regarding sovereign debt of several ailing European nations weighed on the debt markets.  Gold markets declined in March under pressure from a stronger U.S. dollar.  Base metals generally rose following reports that industrial production in the U.S. had improved during February. Nickel made especially big gains as production disruptions in Canada and Australia prompted supply concerns.

Grant Park recorded gains in April.  Class A units were up 1.80%, Class B units were up 1.74%, Legacy 1 Class units were up 1.77%, Legacy 2 Class units were up 1.72%, Global 1 Class units were up 1.52%, Global 2 Class units were up 1.50% and Global 3 Class units were up 1.33%.  Increased international demand for U.S. grains drove corn, wheat, and soybean markets higher.  Improved production forecasts for Brazil and India put pressure on the sugar markets, moving prices nearly 10% lower.  A dispute between Russia and China concerning poultry increased demand for U.S. pork products and drove lean hogs prices up throughout the month. Increased risk-aversion caused by the financial turmoil in Europe moved the U.S. dollar higher against counterparts.  Ongoing concerns about the creditworthiness of several smaller European nations weighed heavily on the euro and Swiss franc.  In New Zealand, strong prospects for economic growth drove the New Zealand dollar higher.  Optimism regarding the U.S. economy led to gains in the crude oil markets.  The Energy Information Administration (EIA) reported larger-than-expected draws on U.S. inventories and added to crude oil’s rally.  In the natural gas markets, EIA also reported a reduction in U.S. natural gas rigs, creating a lift in prices. Positive economic indicators, including stronger U.S. home sales in March and improving employment conditions, prompted gains in the U.S. equity markets.  Better-than-expected earnings projections from several key North American firms also moved equities higher.  Asian equity markets declined as investors liquidated positions over concerns the upcoming changes in Chinese lending policy will slow economic growth in the region.   Weakness in the global equity markets drove fixed-income prices higher in April.  U.S. Treasury markets rallied as demand for safe-haven assets increased after Standard and Poor’s downgraded Portuguese and Greek debt.  Short-term dollar weakness and increased risk aversion increased demand for gold and moved prices higher.  Base metals prices generally moved lower as speculators viewed Europe’s economic situation as an indicator of a slowing global economic recovery.

Grant Park recorded losses in May.  Class A units were down 3.83%, Class B units were down 3.88%, Legacy 1 Class units were down 3.53%, Legacy 2 Class units were down 3.53%, Global 1 Class units were down 2.21%, Global 2 Class units were down 2.24% and Global 3 Class units were down 2.38%.  Uncertainty regarding the global economy’s growth potential weighed on demand for grains and moved prices lower.  In the sugar markets, favorable weather conditions in India and Brazil produced a strong crop and drove prices down more than 5% in May.  The ailing financial situation in Europe put heavy pressure on European currencies.  European debt concerns caused investors to purchase the U.S. dollar and Japanese yen, driving each higher against counterparts.  The New Zealand and Australian dollars declined sharply against most major currencies as risk-averse investors liquidated higher-yielding currencies.  A stronger U.S. dollar put substantial pressure on the crude oil markets, moving prices nearly 15% lower.  Weak U.S. economic indicators and global equity market declines caused increased supply forecasts and also drove oil prices down. Natural gas prices rose as low prices spurred technical-buying.   Natural gas prices also rose based on the National Oceanic and Atmospheric Administration report predicting an active 2010 hurricane season.  Global equity markets faltered as European debt concerns weakened investor sentiment.  Weaker-than-expected U.S. employment estimates added to the downturn in the equity markets.  U.S. fixed-income prices rose steadily as growth concerns and declines in the global equity markets caused investors to liquidate riskier assets.  In Europe, diminished demand for sovereign debt and Germany’s decision to ban the short-selling of various European debt instruments drove Bund prices higher.  Safe-haven buying due to the financial situation in Europe led to gains in the gold markets.  Gold was also used to reduce exposure to the euro, which experienced heavy losses during the month.  Prices in the base metals markets predominantly fell as investors liquidated positions.  The main drivers behind declines were weak economic indicators and poor growth prospects for the global economy.

Grant Park recorded gains and losses in June. Class A units were down 0.21%, Class B units were down 0.27%, Legacy 1 Class units were down 0.03%, Legacy 2 Class units were down 0.05%, Global 1 Class units were up 0.29%, Global 2 Class units were up 0.29% and Global 3 Class units were up 0.10%.  Ideal weather conditions in the Midwest led to a decline in corn prices.  In the softs markets, forecasts of elevated demand, especially from several Middle Eastern and Asian nations, resulted in sharp gains in the sugar markets.  Sugar prices finished nearly 30% over the previous month’s close.  Concerns regarding the state of the global economy weighed on livestock prices as investors liquidated positions.  The Great British pound rallied as higher-than-expected retail sales figures and several positive economic indicators bolstered the outlook for the UK economy.  Also supporting the pound were beliefs Great Britain’s new government would be able to develop policy to solidify the economy.  The Japanese yen strengthened against counterparts as investors sought more risk-averse positions due to ongoing concerns over the US and EU economies.  Natural gas prices rose in excess of 6% due to abnormally high temperatures across the U.S.  Also adding to the rally in natural gas were supply concerns stemming from forecasts of a very active hurricane season in the Gulf of Mexico for 2010.  Crude oil prices rallied as weakness in the U.S. dollar and Energy Information Administration reports calling for higher future demand supported prices.   Global equity markets generally declined as weak economic indicators and ongoing debt concerns weighed on the outlook for the global economy.  Additionally, the equity markets were driven lower by news of fiscal instability in Hungary and by Fitch’s downgrading of BNP Paribas, SA, one of the Eurozone’s largest banks.  The U.S. Treasury markets advanced due to weaker-than-expected U.S. housing data and speculation of additional Chinese purchases of U.S. debt would increase.  Downturns in the equity markets also played a role in moving fixed-income prices higher as investors sought less volatile investments.  Investors attempted to hedge

European currency exposures, driving the price of gold higher by nearly 3%.  In the base metals markets, a combination of a weaker economic outlook for China and short-term strength in the US dollar put pressure on industrial metals, moving prices lower.

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

A number of positive economic indicators early in the quarter led to gains in the equity markets.  Data showing an improvement in U.S. consumer confidence and elevated Japanese industrial production provided a positive outlook for the global economy.  Hopes that the global recession was coming to an end prompted sidelined investors to re-enter the equity markets, driving equity prices sharply higher.  In June, unexpectedly poor unemployment data caused a rapid reversal in equity prices.  Major indices in North America and Asia experienced sharp declines as a result of the shift in investor sentiment.  Technical selling by traders attempting to lock-in profits also drove prices lower.

Fixed-income markets declined steadily early in the second quarter due to a positive outlook for the global economy.  Investors liquidated positions in the U.S. Treasury markets on speculation the economic downturn in the U.S. was slowing, moving prices lower.   Increased debt supply caused by U.S. stimulus activity further added to declines in the sector.  In June, the downtrend in the fixed-income markets began to abate as investors bid up prices across the sector.  Declines in the equity markets late in the quarter caused a rally in the debt markets as the downturn increased demand for safer fixed-income products.

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

Grant Park recorded losses in April.  Class A units were down 1.73%, Class B units were down 1.78%, Legacy 1 Class units were down 1.59%, Legacy 2 Class units were down 1.61%, Global 1 Class units were down 0.28%, Global 2 Class units were down 0.30% and Global 3 Class units were down 0.44%.  Grant Park’s short positions in the grains markets registered profits. Strength in the U.S. dollar drove corn and wheat prices lower alongside positions. Depressed demand caused increased grain inventories which furthered the price decline. Grant Park finished slightly lower in the in the currency markets for April. Losses on established-currency positions accounted for the majority of setbacks. Long positions in the Australian dollar partially offset sector losses as increased demand for higher yielding currencies moved markets higher.  Mixed performance in the energy markets resulted in flat performance for the month. Short crude oil positions posted losses as strength in the equity markets moved prices higher. Losses in the sector were offset by profits made on short natural gas positions. Forecasts for ongoing weak demand and elevated inventories caused speculative selling, driving natural gas prices down.  The portfolio registered strong gains in the equity markets. Grant Park’s models took advantage of a number of reversals in Asian and Australian markets. Positions in the Hong Kong Hang Seng, Australian SPI, and Japanese Nikkei indices accounted for the majority of sector profits.  Long positions in the fixed-income sector resulted in losses. Optimism about the future of the global economy moved global equity markets higher, putting pressure on the debt markets. Changes regarding government stimulus and quantitative easing initiatives also played a role in driving fixed-income markets lower.  A rally in industrial metals resulted in setbacks for the portfolio’s short positions. Speculators drove prices on base metals up on beliefs that an improving global economy could result in increased industrial production. Short positions in the gold market registered losses as increased demand held prices at high levels.

Grant Park recorded gains in the month of May.  Class A units were up 1.64%, Class B units were up 1.58%, Legacy 1 Class units were up 1.66%, Legacy 2 Class units were up 1.62%, Global 1 Class units were up 2.02%, Global 2 Class units were up 1.97%

and Global 3 Class units were up 1.77%.  Grains prices rallied on weak supply forecasts due to poor weather conditions in the Midwestern U.S.   A devaluing of the U.S. dollar also played a major role in driving grains prices higher.  Prices on lean hogs declined in May as a result of soft demand in the livestock markets.  The U.S. dollar declined sharply against counterparts as increased risk appetite in foreign markets spurred mass liquidations.  Indications of economic recovery incited investment in higher-yielding currencies, moving the Japanese yen and Australian dollar higher for May.  Crude oil markets moved higher as a weak U.S. dollar drove prices up.  Adding to crude oil’s rally were supply concerns stemming from declining inventories and ongoing rebel attacks on West African oil production facilities.  Improved investor sentiment sent most major equity indices higher last month.  A number of positive global economic indicators, including increased U.S. consumer confidence and strong Japanese industrial production, prompted sidelined investors to re-enter the equity markets.  The U.S. Treasury markets declined sharply in May as speculators forecasted increased supply in the debt markets.   Speculators in the fixed income markets liquidated positions, anticipating that the U.S. government will increase debt issuance to offset the current budget deficit.  Benefitting from the devaluing of the U.S. dollar, the precious metals markets underwent a strong uptrend throughout May.  Commodities investors, attempting to hedge long dollar positions, drove the gold markets up in excess of 9% during the month.

Grant Park recorded losses in the month of June.  Class A units were down 3.41%, Class B units were down 3.46%, Legacy 1 Class units were down 3.10%, Legacy 2 Class units were down 3.12%, Global 1 Class units were down 3.21%, Global 2 Class units were down 3.24% and Global 3 Class units were down 3.49%.  Grains prices generally declined in June.  The corn and wheat markets were among the biggest movers as prices declined nearly 20% from recent highs.  In the softs markets, sugar underwent a steady rally following increasing demand caused by weakness in the U.S. dollar.  Liquidations across various emerging market currencies were caused by forecasts of a prolonged global economic recovery.  Weak economic data, including weaker-than-expected U.S. unemployment figures, led to declines in higher-yielding currencies such as the Australian and New Zealand dollars against the U.S. dollar.  Crude oil prices rose sharply to reach six-month highs.  Supply concerns stemming from violence against Nigerian oil facilities served as a main driver behind crude oil’s rally.  Prices in the natural gas markets declined in June as poor prospects for rapid economic growth weighed on demand forecasts.  Domestic and global equity markets underwent a volatile month before finishing slightly lower for June.  Uncertainty caused by both strong and weak economic data was the main driver behind declines in most major North American, European, and Asian equity indices.  Despite intra-month movement, U.S. fixed-income products finished June nearly unchanged.  Speculators bid up the debt markets on forecasts of possible interest rate hikes, only to liquidate positions by month-end following weak economic data.  Gold prices declined in June as a result of a stronger U.S. dollar and liquidations from large commodity funds.  Over-exaggerated inflation projections caused commodity funds to liquidate inflation-hedging gold positions.

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

Value At Risk By Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of June 30, 2010 and December 31, 2009 and the trading gains/losses by market category for the six months ended June 30, 2010 and the year ended December 31, 2009.  All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below.  As of June 30, 2010, Grant Park’s net asset value was approximately $808.7 million.  As of December 31, 2009, Grant Park’s net asset value was approximately $831.3 million.

June 30, 2010

Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Interest Rates	18,218,888	2.3%	6.0%
Stock Indices	14,125,681	1.7	(3.2)
Currencies	13,236,926	1.6	0.3
Metals	5,757,594	0.7	(0.6)
Energy	3,895,397	0.5	(2.6)
Agriculturals	3,012,179	0.4	—
Softs	2,319,686	0.3	(1.8)
Meats	584,523	0.1	—
Total	$61,150,874	7.6%	(1.9)%

December 31, 2009

Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Stock Indices	$25,520,439	3.1%	3.6%
Interest Rates	17,130,191	2.0	(4.1)
Currencies	16,432,426	2.0	(0.7)
Metals	12,236,815	1.5	2.5
Energy	7,154,450	0.9	(3.2)
Softs	5,200,402	0.6	(0.1)
Agriculturals	4,119,283	0.5	—
Meats	742,017	0.1	—
Total	$88,536,023	10.7%	(2.0)%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of June 30, 2010, by market sector.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of June 30, 2010, Grant Park was predominantly long interest rate instruments in the U.S., New Zealand, Mexico, the Eurozone, U.K., Canada, and Japan.  The portfolio had minor short positions in U.S., Australian, Canadian, Swiss, and U.K. interest rate products.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, Africa, India, Singapore, South Korea, and Australia.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of June 30, 2010, Grant Park was predominantly long indices in Australia, South Africa, Europe, Canada, the U.S., U.K., South Korea, Mexico, India, Japan, and Singapore.  The portfolio does maintain a few short positions in several select Taiwan, Hong Kong, Singapore, European, U.S., and Japanese equity markets.  Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major North American, European, and Asian indices.  Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of June 30, 2010, Grant Park was short the U.S. dollar against various major currencies including the Australian dollar, Canadian dollar, Mexican peso, Japanese yen, and New Zealand dollar, but was long the U.S. dollar against the British pound, Euro, and Swiss franc.  In general, with the exception of the British pound, Euro, and Swiss franc Japanese yen, a weaker U.S. dollar against most major currencies would benefit Grant Park.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. As of June 30, 2010, in the precious metals sector Grant Park had long positions in gold, silver, palladium, and platinum.  In the base metals markets, Grant Park was long tin and nickel, but had short positions in aluminum, copper, lead, and zinc.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America.  As of June 30, 2010, the energy market exposure of Grant Park was predominantly long in the crude oil, natural gas, kerosene, gas oil, heating oil, and unleaded gasoline markets, and short the brent crude oil and WTI crude oil markets.  Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Agricultural/Meat/Softs

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of June 30, 2010, in the grains markets, Grant Park had long positions in the Minnesota wheat, soybean meal, and oats markets, and short positions in the corn, wheat, rough rice, and soybean markets.  In the livestock markets, Grant Park was long feeder cattle and lean hogs, but short the live cattle markets.  In the softs/industrials sectors, Grant Park was short the sugar and lumber markets, and long the cotton, rubber, cocoa, coffee, and orange juice markets.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of June 30, 2010.

Foreign Currency Balances

Grant Park’s primary foreign currency balances are in Japanese yen, British pounds, Euros and Australian dollars.  The trading advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control Grant Park’s non-trading risk.

Cash Management

Grant Park maintains a portion of its assets at its clearing brokers as well as at Lake Forest Bank & Trust Company.  These assets, which may range from 5% to 25% of Grant Park’s value, are held in U.S. Treasury securities, commercial paper and/or Government-sponsored enterprises.  The balance of Grant Park’s assets, which range from 75% to 95%, are invested in investment grade money market instruments purchased and managed at Middleton Dickinson Capital Management, LLC which are held in a separate, segregated account at State Street Bank and Trust Company.  Violent fluctuations in prevailing interest rates or changes in other economic conditions could cause mark-to-market losses on Grant Park’s cash management income.

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

There was no change in Grant Park's internal control over financial reporting in the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, Grant Park's internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2009, in response to Item 1A to Part 1 of Form 10-K.

Regulatory changes or actions, including the implementation of new legislation, may significantly and adversely affect Grant Park.

On July 21, 2010, a broad financial regulatory reform bill, “The Dodd-Frank Wall Street Reform and Consumer Protection Act,” (the “Dodd-Frank Act”) was signed into law that significantly alters the supervision and regulation of the U.S. financial system. Provisions in the Dodd-Frank Act include the requirement that speculative position limits on commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the required use of clearinghouse mechanisms for many over-the-counter derivatives transactions.

The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions of the Dodd-Frank Act.  Although there is a one-year period for the completion of much of the mandated rulemaking to implement the provisions of the Dodd-Frank Act, the new law and the rules to be promulgated thereunder may negatively impact Grant Park’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. In particular, new position limits imposed on Grant Park or its counterparties may impact Grant Park’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including position limits, capital and mandatory clearing, may increase the cost of Grant Park’s trading, investments and doing business, which could adversely affect Grant Park’s investors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           None.

(b)           None.

Issuer Purchases of Equity Securities

(c)           The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended June 30, 2010.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit
04/01/10 through 04/30/10	1,156.34	$1,398.78	6,101.44	$1,199.05	38.07	$952.26	20.88	$949.64
05/01/10 through 05/31/10	87.89	$1,345.19	5,493.09	$1,152.48	40.08	$918.61	11.00	$916.08
06/01/10 through 06/30/10	867.96	$1,342.34	3,937.45	$1,149.42	−	$918.38	7.01	$915.65
Total	2,112.19	$1,373.36	15,531.98	$1,170.00	78.15	$935.00	38.89	$934.02

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

(2)           Not determinable.

Item 6.  Exhibits

(a)	Exhibits

	3.1	Third Amended and Restated Limited Partnership Agreement of the Registrant (attached to the prospectus as Appendix A)*

	3.2	Certificate of Limited Partnership of the Registrant**

	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

	31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed as part of the Registrant’s Registration Statement on Form S-1 (File No. 333-153862) and incorporated herein by reference.
**Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: August 16, 2010	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)