Form 10-Q
period 2010-09-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2010-11-15
CIK 845698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  September 30, 2010

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

QUARTER ENDED September 30, 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Financial Condition

	September 30, 2010	December 31, 2009
Assets	(Unaudited)	(Audited)
Equity in brokers’ trading accounts:
U.S. Government securities, at fair value	$105,218,744	$89,970,252
Cash	(5,075,644)	24,103,516
Unrealized gain on open contracts, net	47,632,324	14,009,391
Deposits with brokers	147,775,424	128,083,159
Cash and cash equivalents	306,330,606	42,335,885
Commercial paper, at fair value	10,894,832	–
Government-sponsored enterprises, at fair value	376,958,466	596,671,609
U.S. Government securities, at fair value	19,952,533	74,755,744
Investments-other, at fair value	–	15,755,711
Interest receivable	22,408	–
Total assets	$861,934,269	$857,602,108
Liabilities and Partners’ Capital
Liabilities
Brokerage commission payable	$5,246,376	$5,153,201
Accrued incentive fees	3,520,544	203,427
Organization and offering costs payable	202,810	197,909
Accrued operating expenses	177,762	175,169
Pending partner additions	7,849,946	15,517,679
Redemptions payable	10,102,973	5,084,225
Total liabilities	27,100,411	26,331,610
Partners’ Capital
General Partner
Class A (3,008.66 units outstanding at both September 30, 2010 and December 31, 2009)	4,214,032	4,287,922
Class B (427.01 units outstanding at both September 30, 2010 and December 31, 2009)	511,391	522,813
Legacy 1 Class (1,025.00 units outstanding at both September 30, 2010 and December 31, 2009)	984,684	990,276
Legacy 2 Class (1,000.00 units outstanding at both September 30, 2010 and December 31, 2009)	956,843	964,540
Global 1 Class (1,044.66 units outstanding at both September 30, 2010 and December 31, 2009)	978,075	999,554
Global 2 Class (1,091.06 and 708.97 units outstanding at September 30, 2010 and December 31, 2009, respectively)	1,015,689	676,076
Global 3 Class (500.00 units outstanding at both September 30, 2010 and December 31, 2009)	452,253	469,821
Limited Partners
Class A (41,346.54 and 48,356.59 units outstanding at September 30, 2010 and December 31, 2009, respectively)	57,911,443	68,917,549
Class B (513,362.67 and 570,593.04 units outstanding at September 30, 2010 and December 31, 2009, respectively)	614,805,876	698,607,417
Legacy 1 Class (5,836.62 and 3,851.25 units outstanding at September 30, 2010 and December 31, 2009, respectively)	5,607,049	3,720,780
Legacy 2 Class (5,438.30 and 3,122.95 units outstanding at September 30, 2010 and December 31, 2009, respectively)	5,203,603	3,012,215
Global 1 Class (8,469.77 and 3,358.60 units outstanding at September 30, 2010 and December 31, 2009, respectively)	7,929,919	3,213,581
Global 2 Class (16,841.81 and 7,333.83 units outstanding at September 30, 2010 and December 31, 2009, respectively)	15,678,305	6,993,517
Global 3 Class (131,104.33 and 40,328.60 units outstanding at September 30, 2010 and December 31, 2009, respectively)	118,584,696	37,894,437
Total partners’ capital	834,833,858	831,270,498
Total liabilities and partners’ capital	$861,934,269	$857,602,108

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Consolidated Condensed Schedule of Investments
September 30, 2010
(Unaudited)
	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Currencies	$7,647,214	0.9%	$(772,865)	(0.1)%	$6,874,349	0.8%
Energy	2,184,254	0.2%	538,317	0.1%	2,722,571	0.3%
Grains	6,269,310	0.8%	(162,561)	**	6,106,749	0.7%
Interest rates	4,899,285	0.6%	(1,668,784)	(0.2)%	3,230,501	0.4%
Meats	(20,155)	**	(19,009)	**	(39,164)	**
Metals	7,063,310	0.8%	(233,141)	**	6,830,169	0.8%
Soft commodities	5,423,947	0.6%	(294,499)	**	5,129,448	0.6%
Stock indices and single stock futures	2,008,817	0.2%	32,735	**	2,041,552	0.2%
Total U.S. Futures Positions	35,475,982		(2,579,807)		32,896,175
Foreign Futures Positions:
Energy	1,419,547	0.2%	(356,786)	**	1,062,761	0.1%
Grains	9,854	**	(1,324)	**	8,530	**
Interest rates	4,637,879	0.6%	88,113	**	4,725,992	0.6%
Metals	16,447,610	2.0%	(12,340,340)	(1.5)%	4,107,270	0.5%
Soft commodities	310,763	**	(12,719)	**	298,044	**
Stock indices	(450,997)	(0.1)%	83,908	**	(367,089)	**
Total Foreign Futures Positions	22,374,656		(12,539,148)		9,835,508
Total Futures Contracts	$57,850,638	6.9%	$(15,118,955)	(1.8)%	$42,731,683	5.1%
Forward Contracts *
Currencies	$(801,119)	(0.1)%	$5,708,150	0.7%	$4,907,031	0.6%

Options on Futures Contracts *
U.S. Stock Indices	$5,955	**	$(12,345)	**	$(6,390)	**

Total Futures, Forward and Options on Futures Contracts	$57,055,474	6.8%	$(9,423,150)	(1.1)%	$47,632,324	5.7%

*
No individual futures, forward, or options on futures contract position constituted greater than 1 percent of partners’ capital.  Accordingly, the number of contracts and expiration dates are not presented.

**	Represents less than 0.1% of partners’ capital.

U.S. Government securities in brokers’ trading accounts***
Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital
$105,250,000	10/7/2010-2/3/2011	U.S. Treasury Bills, 0.1-0.4% (cost $105,084,993)	$105,218,744	12.6%

***             Pledged as collateral for the trading of futures, forward and option on futures contracts.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
September 30, 2010
(Unaudited)

U.S. Commercial paper
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$10,900,000	12/16/2010	Coca-Cola Co., 0.2% (cost $10,893,200)	$10,894,832	1.3%

U.S. Government-sponsored enterprises
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$156,700,000	11/8/2010-9/9/2013	Federal Home Loan Bank, 0.1-1.5%	$156,906,394	18.8%
85,200,000	2/14/2011-9/9/2013	Federal Farm Credit Bank, 0.2-1.4%	85,334,106	10.2%
64,325,000	10/5/2010-5/25/2012	Federal National Mortgage Association, 1.3-1.4%	64,681,146	7.7%
30,075,000	2/1/2011-1/25/2012	Federal Home Loan Mortgage Corp., 0.3-1.3%	30,100,639	3.6%
25,000,000	7/8/2011	Federal Home Loan Discount Note, 0.4%	24,916,389	3.0%
15,000,000	8/23/2013	Federal Agricultural Mortgage Corp., 1.3%	15,019,792	1.8%
	Total U.S. Government-sponsored enterprises ( cost $376,176,681)		$376,958,466	45.1%

U.S. Government securities
Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital
$20,000,000	9/22/2011	U.S. Treasury Bills, 0.2% (cost $19,952,267)	$19,952,533	2.4%

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

Grant Park Futures Fund Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2009
(Audited)

U.S. Government-sponsored enterprises
Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital
$84,300,000	8/5/2010 - 12/30/2011	Federal National Mortgage Association, 0.2-1.4%	$84,339,694	10.2%
249,000,000	8/24/2010 - 12/21/2011	Federal Home Loan Mortgage Corp., 0.1-1.8%	249,417,475	30.0%
242,375,000	2/5/2010 - 12/15/2011	Federal Home Loan Bank, 0.1-1.4%	242,919,190	29.2%
20,000,000	2/14/2011	Federal Farm Credit Bank, 0.2%	19,995,250	2.4%
	Total U.S. Government-sponsored enterprises (cost $595,614,295)		$596,671,609	71.8%

U.S. Government securities
Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital
$75,000,000	9/23/2010 - 12/16/2010	U.S. Treasury Bills, 0.4% (cost $74,703,247)	$74,755,744	9.0%

Investments-other
Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital
$15,485,000	2/2/2010 - 11/24/2010	U.S. Certificates of Deposit, 1.3-2.0% (cost $15,485,000)	$15,755,711	1.8%

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Net trading gains (losses)
Net gain (loss) from trading
Realized	$10,463,626	$1,845,064	$(1,204,732)	$(32,650,299)
Change in unrealized	39,616,125	23,885,788	33,622,932	18,752,471
Commissions	(3,112,918)	(3,141,586)	(9,233,034)	(8,705,979)

Net gains (losses) from trading	46,966,833	22,589,266	23,185,166	(22,603,807)

Loss allocated from GP 1, LLC	–	–	–	(2,740,621)

Total trading gains (losses)	46,966,833	22,589,266	23,185,166	(25,344,428)

Net investment income (loss)
Income
Interest income	1,112,997	1,199,713	3,579,508	5,172,343

Expenses from operations
Brokerage commission	12,600,591	13,285,607	37,743,852	38,513,112
Incentive fees	3,520,544	1,916,631	4,901,477	4,341,962
Operating expenses	518,820	523,597	1,538,839	1,532,128
Organizational and offering costs	591,669	589,318	1,749,728	2,242,318

Total expenses	17,231,624	16,315,153	45,933,896	46,629,520

Net investment loss	(16,118,627)	(15,115,440)	(42,354,388)	(41,457,177)

Net income (loss)	$30,848,206	$7,473,826	$(19,169,222)	$(66,801,605)

Net income (loss) per unit from operations (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$58.30	$15.03	$(24.56)	$(114.68)
General Partner & Limited Partner Class B Units	$48.19	$10.91	$(26.74)	$(106.01)
General Partner & Limited Partner Legacy 1 Class Units	$42.29	$13.49	$(5.45)	$(17.05)
General Partner & Limited Partner Legacy 2 Class Units	$41.19	$13.31	$(7.70)	$(18.05)
General Partner & Limited Partner Global 1 Class Units	$19.31	$10.05	$(20.56)	$(5.26)
General Partner & Limited Partner Global 2 Class Units	$18.66	$8.81	$(22.68)	$(7.46)
General Partner & Limited Partner Global 3 Class Units	$14.11	$4.47	$(35.13)	$(17.78)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
Nine Months Ended September 30, 2010
(Unaudited)

	Class A				Class B
	General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount
Partners’ capital, December 31, 2009	3,008.66	$4,287,922	48,356.59	$68,917,549	427.01	$522,813	570,593.04	$698,607,417
Contributions	—	—	—	—	—	—	—	—
Redemptions	—	—	(3,658.62)	(4,910,974)	—	—	(19,877.15)	(22,847,643)
Net loss	—	(153,797)	—	(2,588,119)	—	(19,574)	—	(26,735,190)
Partners’ capital, March 31, 2010	3,008.66	$4,134,125	44,697.97	$61,418,456	427.01	$503,239	550,715.89	$649,024,584
Contributions	—	—	—	—	—	—	—	—
Redemptions	—	—	(2,112.19)	(2,898,015)	—	—	(15,531.98)	(18,172,421)
Net loss	—	(95,482)	—	(1,355,787)	—	(12,423)	—	(15,700,467)
Partners’ capital, June 30, 2010	3,008.66	$4,038,643	42,585.78	$57,164,654	427.01	$490,816	535,183.91	$615,151,696
Contributions	—	—	—	—	—	—	—	—
Redemptions	—	—	(1,239.24)	(1,680,219)	—	—	(21,821.24)	(25,356,215)
Net income	—	175,389	—	2,427,008	—	20,575	—	25,010,395
Partners’ capital, September 30, 2010	3,008.66	$4,214,032	41,346.54	$57,911,443	427.01	$511,391	513,362.67	$614,805,876

Net asset value per unit at December 31, 2009	$1,425.20	$1,224.35
Net asset value per unit at March 31, 2010	$1,374.08	$1,178.51
Net asset value per unit at June 30, 2010	$1,342.34	$1,149.42
Net asset value per unit at September 30, 2010	$1,400.64	$1,197.61

	Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount
Partners’ capital, December 31, 2009	1,025.00	$990,276	3,851.25	$3,720,780	1,000.00	$964,540	3,122.95	$3,012,215
Contributions	—	—	838.89	785,100	—	—	1,036.46	957,729
Redemptions	—	—	(18.29)	(16,299)	—	—	—	—
Net loss	—	(31,229)	—	(118,335)	—	(30,985)	—	(86,904)
Partners’ capital, March 31, 2010	1,025.00	$959,047	4,671.85	$4,371,246	1,000.00	$933,555	4,159.41	$3,883,040
Contributions	—	—	1,136.89	1,060,714	—	—	876.53	810,900
Redemptions	—	—	(78.15)	(73,070)	—	—	(38.89)	(36,330)
Net loss	—	(17,709)	—	(96,036)	—	(17,904)	—	(82,060)
Partners’ capital, June 30, 2010	1,025.00	$941,338	5,730.59	$5,262,854	1,000.00	$915,651	4,997.05	$4,575,550
Contributions	—	—	381.05	352,686	—	—	472.50	433,855
Redemptions	—	—	(275.02)	(259,907)	—	—	(31.25)	(29,885)
Net income	—	43,346	—	251,416	—	41,192	—	224,083
Partners’ capital, September 30, 2010	1,025.00	$984,684	5,836.62	$5,607,049	1,000.00	$956,843	5,438.30	$5,203,603

Net asset value per unit at December 31, 2009	$966.12	$964.54
Net asset value per unit at March 31, 2010	$935.66	$933.56
Net asset value per unit at June 30, 2010	$918.38	$915.65
Net asset value per unit at September 30, 2010	$960.67	$956.84

Grant Park Futures Fund Limited Partnership
Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)
Nine Months Ended September 30, 2010
(Unaudited)

	Global 1 Class				Global 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount

Partners’ capital, December 31, 2009	1,044.66	$999,554	3,358.60	$3,213,581	708.97	$676,076	7,333.83	$6,993,517
Contributions	—	—	2,107.30	1,904,292	206.69	190,000	5,646.98	5,166,504
Redemptions	—	—	(24.39)	(21,903)	—	—	(179.62)	(164,654)
Net loss	—	(37,445)	—	(84,449)	—	(26,717)	—	(260,875)
Partners’ capital, March 31, 2010	1,044.66	$962,109	5,441.51	$5,011,521	915.66	$839,359	12,801.19	$11,734,492
Contributions	—	—	2,628.65	2,420,545	125.79	115,000	2,702.52	2,478,522
Redemptions	—	—	(309.96)	(286,478)	—	—	(83.24)	(76,510)
Net loss	—	(4,210)	—	(29,876)	—	(4,289)	—	(69,098)
Partners’ capital, June 30, 2010	1,044.66	$957,899	7,760.20	$7,115,712	1,041.45	$950,070	15,420.47	$14,067,406
Contributions	—	—	980.35	887,800	49.61	45,000	1,700.33	1,543,950
Redemptions	—	—	(270.78)	(249,677)	—	—	(278.99)	(250,600)
Net income	—	20,176	—	176,084	—	20,619	—	317,549
Partners’ capital, September 30, 2010	1,044.66	$978,075	8,469.77	$7,929,919	1,091.06	$1,015,689	16,841.81	$15,678,305

Net asset value per unit at December 31, 2009	$956.82	$953.60
Net asset value per unit at March 31, 2010	$920.98	$916.67
Net asset value per unit at June 30, 2010	$916.95	$912.26
Net asset value per unit at September 30, 2010	$936.26	$930.92

	Global 3 Class
	General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Total Amount

Partners’ capital, December 31, 2009	500.00	$469,821	40,328.60	$37,894,437	$831,270,498
Contributions	—	—	35,642.50	31,807,215	40,810,840
Redemptions	—	—	(310.84)	(271,987)	(28,233,460)
Net loss	—	(20,218)	—	(1,395,572)	(31,589,409)
Partners’ capital, March 31, 2010	500.00	$449,603	75,660.26	$68,034,093	$812,258,469
Contributions	—	—	33,336.04	29,957,497	36,843,178
Redemptions	—	—	(471.33)	(423,263)	(21,966,087)
Net loss	—	(4,406)	—	(938,272)	(18,428,019)
Partners’ capital, June 30, 2010	500.00	$445,197	108,524.97	$96,630,055	$808,707,541
Contributions	—	—	24,641.91	21,668,666	24,931,957
Redemptions	—	—	(2,062.55)	(1,827,343)	(29,653,846)
Net income	—	7,056	—	2,113,318	30,848,206
Partners’ capital, September 30, 2010	500.00	$452,253	131,104.33	$118,584,696	$834,833,858

Net asset value per unit at December 31, 2009	$939.64
Net asset value per unit at March 31, 2010	$899.21
Net asset value per unit at June 30, 2010	$890.40
Net asset value per unit at September 30, 2010	$904.51

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Statements of Changes in Partners’ Capital (Net Asset Value) (continued)
Nine Months Ended September 30, 2009
(Unaudited)

	Class A				Class B
	General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount
Partners’ capital, December 31, 2008	4,348.18	$6,827,509	52,408.70	$82,292,140	—	$—	408,160.74	$554,475,560
Contributions	—	—	1,656.55	2,601,110	1,978.62	2,650,000	199,466.15	267,192,606
Redemptions	—	—	(1,883.09)	(2,856,298)	—	—	(8,105.44)	(10,672,187)
Net income (loss)	—	(335,375)	—	(4,125,336)	—	(99,588)	—	(38,223,165)
Partners’ capital, March 31, 2009	4,348.18	$6,492,134	52,182.16	$77,911,616	1,978.62	$2,550,412	599,521.45	$772,772,814
Contributions	—	—	—	—	—	—	—	—
Redemptions	(1,339.52)	(2,000,000)	(949.58)	(1,393,123)	(1,551.61)	(2,000,000)	(8,422.19)	(10,641,580)
Net income (loss)	—	(158,207)	—	(2,718,689)	—	(20,255)	—	(28,251,693)
Partners’ capital, June 30, 2009	3,008.66	$4,333,927	51,232.58	$73,799,804	427.01	$530,157	591,099.26	$733,879,541
Contributions	—	—	—	—	—	—	—	—
Redemptions	—	—	(1,577.20)	(2,275,793)	—	—	(10,810.14)	(13,420,727)
Net income (loss)	—	45,226	—	750,291	—	4,656	—	6,327,070
Partners’ capital, September 30, 2009	3,008.66	$4,379,153	49,655.38	$72,274,302	427.01	$534,813	580,289.12	$726,785,884

Net asset value per unit at December 31, 2008	$1,570.20	$1,358.47
Net asset value per unit at March 31, 2009	$1,493.07	$1,288.98
Net asset value per unit at June 30, 2009	$1,440.49	$1,241.55
Net asset value per unit at September 30, 2009	$1,455.52	$1,252.46

	Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount
Partners’ capital, December 31, 2008	—	$—	—	$—	—	$—	—	$—
Contributions	—	—	—	—	—	—	—	—
Redemptions	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—
Partners’ capital, March 31, 2009	—	$—	—	$—	—	$—	—	$—
Contributions	1,025.00	1,025,000	385.12	384,527	1,000.00	1,000,000	839.75	836,009
Redemptions	—	—	—	—	—	—	—	—
Net income (loss)	—	(31,303)	—	(11,169)	—	(31,360)	—	(22,591)
Partners’ capital, June 30, 2009	1,025.00	$993,697	385.12	$373,358	1,000.00	$968,640	839.75	$813,418
Contributions	—	—	1,891.16	1,831,650	—	—	754.90	728,810
Redemptions	—	—	—	—	—	—	(.25)	(250)
Net income (loss)	—	13,831	—	32,474	—	13,309	—	23,637
Partners’ capital, September 30, 2009	1,025.00	$1,007,528	2,276.28	$2,237,482	1,000.00	$981,949	1,594.40	$1,565,615

Net asset value per unit at December 31, 2008	$—	$—
Net asset value per unit at March 31, 2009	$—	$—
Net asset value per unit at June 30, 2009	$969.46	$968.64
Net asset value per unit at September 30, 2009	$982.95	$981.95

The accompanying notes are an integral part of these financial statements.

Grant Park Futures Fund Limited Partnership
Statements of Changes in Partners’ Capital (Net Asset Value) (continued)
Nine Months Ended September 30, 2009
(Unaudited)

	Global 1 Class				Global 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount
Partners’ capital, December 31, 2008	—	$—	—	$—	—	$—	—	$—
Contributions	—	—	—	—	—	—	—	—
Redemptions	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—
Partners’ capital, March 31, 2009	—	$—	—	$—	—	$—	—	$—
Contributions	1,044.66	1,045,000	570.11	575,393	500.00	500,000	614.40	620,794
Redemptions	—	—	—	—	—	—	—	—
Net income (loss)	—	(16,337)	—	(14,013)	—	(8,137)	—	(16,392)
Partners’ capital, June 30, 2009	1,044.66	$1,028,663	570.11	$561,380	500.00	$491,863	614.40	$604,402
Contributions	—	—	1,693.42	1,660,300	61.52	60,000	2,510.47	2,456,984
Redemptions	—	—	—	—	—	—	(.25)	(250)
Net income (loss)	—	10,496	—	29,938	—	5,468	—	40,171
Partners’ capital, September 30, 2009	1,044.66	$1,039,159	2,263.53	$2,251,618	561.52	$557,331	3,124.62	$3,101,307

Net asset value per unit at December 31, 2008	$—	$—
Net asset value per unit at March 31, 2009	$—	$—
Net asset value per unit at June 30, 2009	$984.69	$983.73
Net asset value per unit at September 30, 2009	$994.74	$992.54

	Global 3 Class
	General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Total Amount
Partners’ capital, December 31, 2008	—	$—	—	$—	$643,595,209
Contributions	—	—	—	—	272,443,716
Redemptions	—	—	—	—	(13,528,485)
Net income (loss)	—	—	—	—	(42,783,464)
Partners’ capital, March 31, 2009	—	$—	—	$—	$859,726,976
Contributions	500.00	500,000	5,827.76	5,878,767	12,365,490
Redemptions	—	—	—	—	(16,034,703)
Net income (loss)	—	(11,127)	—	(180,694)	(31,491,967)
Partners’ capital, June 30, 2009	500.00	$488,873	5,827.76	$5,698,073	$824,565,796
Contributions	—	—	13,635.00	13,243,539	19,981,283
Redemptions	—	—	—	—	(15,697,020)
Net income (loss)	—	2,235	—	175,024	7,473,826
Partners’ capital, September 30, 2009	500.00	$491,108	19,462.76	$19,116,636	$836,323,885

Net asset value per unit at December 31, 2008	$—
Net asset value per unit at March 31, 2009	$—
Net asset value per unit at June 30, 2009	$977.75
Net asset value per unit at September 30, 2009	$982.22

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

 Presentation of financial information:  The consolidated financial statements include the accounts of the Partnership and its subsidiary Trading Companies and were prepared by us without audit according to the rules and regulations of the SEC.  The Partnership follows generally accepted accounting principles (“GAAP”) set by the Financial Accounting Standards Board (“FASB”) to ensure consistent reporting.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, (the “Codification” or “ASC”).  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In our opinion, the accompanying interim, unaudited, consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary and adequate disclosures to present fairly the financial position as of September 30, 2010 and the results of operations for the three and nine months ended September 30, 2010 and 2009.

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

Cash and cash equivalents:  Cash and cash equivalents may include cash, overnight investments, commercial paper, U.S. treasury bills and short-term investments in interest-bearing demand deposits with banks and cash managers with maturities of three months or less at the date of acquisition.  The Partnership maintains deposits with high quality financial institutions in amounts that are in excess of federally insured limits; however, the Partnership does not believe it is exposed to any significant credit risk.

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

The Partnership follows the provisions of ASC 740, Income Taxes.  The Partnership is not subject to examination by U.S. federal or state taxing authorities for tax years before 2007.  As of September 30, 2010, the Partnership has no uncertain income tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties.

Organization and offering costs:  All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership.  This reimbursement is made monthly.  Effective April 1, 2009, Class A units bear organization and offering expenses at an annual rate of 10 basis points (0.10 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets.  Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class and, effective April 1, 2009, Class B units bear these expenses at an annual rate of 30 basis points (0.30 percent) of the adjusted net assets of the Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class and Class B units, respectively, calculated and payable monthly on the basis of month-end adjusted net assets.  Prior to April 1, 2009, Class A units and Class B units bore these expenses at an annual rate of 20 basis points (0.20 percent) and 60 basis points (0.60 percent), respectively, of the adjusted net assets of the Class A and Class B units,

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

respectively, calculated and payable monthly on the basis of month-end adjusted net assets. “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions.  In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit.  Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged against partners’ capital at the time of reimbursement or accrual.  Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued.  If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner.  At September 30, 2010, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Reclassification:  Certain amounts in the 2009 financial statements have been reclassified to conform with the 2010 presentation.  For the quarters ended June 30, 2009 and September 30, 2009, classes of the Partnership which had a controlling or majority equity interest in a Trading Company were consolidated by two groups of classes (A, B and Legacy class units (“LAB”) and Global class units).  At that time, management believed that such presentation was the most meaningful presentation to an investor in the Partnership.  Subsequent to filing its September 30, 2009 Form 10-Q, the Partnership considered additional guidance and, accordingly, consolidated financial statements for the Partnership as a whole are presented as of and for the period ended September 30, 2010, and the consolidated financial statements as of and for the period ended September 30, 2009 have been reclassified to conform.

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

Level 2.  Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

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

The following tables present the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

	September 30, 2010
Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$105,218,744	$–	$–	$105,218,744
Futures contracts	42,731,683	–	–	42,731,683
Forward contracts	4,907,031	–	–	4,907,031
Options on futures contracts	(6,390)	–	–	(6,390)
Cash and cash equivalents
Commercial paper	263,833,512	–	–	263,833,512
Commercial paper	10,894,832	–	–	10,894,832
Government-sponsored enterprises	376,958,466	–	–	376,958,466
U.S. Government securities	19,952,533	–	–	19,952,533

	December 31, 2009
Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$89,970,252	$–	$–	$89,970,252
Futures contracts	13,472,467	–	–	13,472,467
Forward contracts	542,054	–	–	542,054
Options on futures contracts	(5,130)	–	–	(5,130)
Cash and cash equivalents
Commercial paper	6,761,718	–	–	6,761,718
Government-sponsored enterprises	596,671,609	–	–	596,671,609
U.S. Government securities	74,755,744	–	–	74,755,744

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

Note 4.  Commodity Trading Advisors

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors.  Each Trading Company has entered into an advisory contract with its own Advisor. The commodity trading advisors are Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Co., Graham Capital Management, L.P., Winton Capital Management, Welton Investment Corporation, Global Advisors Jersey Limited, Transtrend B.V., Quantitative Investment Management LLC, Revolution Capital Management, LLC, Sunrise Capital Partners, LLC and Amplitude Capital International Limited (the “Advisors”).  The Advisors are paid a quarterly management fee ranging from 0 percent to 3 percent per annum of the Partnership’s month-end

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

allocated net assets and a quarterly incentive fee ranging from 20 percent to 26 percent of the new trading profits on the allocated net assets of the Advisor.

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

Note 8.  Financial Highlights

The following financial highlights reflect activity related to the Partnership.  Total return is based on the change in value during the period of a theoretical investment made at the beginning of each calendar month during the period and is not annualized.  Individual partner’s ratios may vary from these ratios based on various factors, including but not limited to, the timing of capital transactions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Total return – Class A Units	4.34%	1.04%	(1.72)%	(7.30)%
Total return – Class B Units	4.19%	0.88%	(2.18)%	(7.80)%
Total return – Legacy 1 Class Units	4.60%	1.39%	(0.56)%	(1.70)%
Total return – Legacy 2 Class Units	4.50%	1.37%	(0.80)%	(1.81)%
Total return – Global 1 Class Units	2.11%	1.02%	(2.15)%	(0.53)%
Total return – Global 2 Class Units	2.05%	0.90%	(2.38)%	(0.75)%
Total return – Global 3 Class Units	1.58%	0.46%	(3.74)%	(1.78)%
Ratios as a percentage of average net asset value: (1)
Interest income (2)	0.55%	0.58%	0.59%	0.87%
Expenses prior to incentive fees (2)	6.75%	6.97%	6.76%	7.13%
Incentive fees (3)	0.43%	0.23%	0.61%	0.55%
Total expenses (2)	7.18%	7.20%	7.37%	7.68%
Net investment loss (2) (4)	(6.20)%	(6.39)%	(6.17)%	(6.26)%

(1) Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class Units began trading April 1, 2009.
(2) Annualized.
(3) Not annualized.
(4) Excludes incentive fee.

The interest income, expense and net investment loss ratios above are computed based upon the weighted average net assets of the Partnership for the three and nine months ended September 30, 2010 and 2009.

The following per unit performance calculations reflect activity related to the Partnership for the three and nine months ended September 30, 2010 and 2009.

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

Class A Units	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,342.34	$1,440.49	$1,425.20	$1,570.20
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading(1)	83.99	39.21	41.45	(45.63)
Expenses net of interest income(1)	(25.69)	(24.18)	(66.01)	(69.05)
Total income (loss) from operations	58.30	15.03	(24.56)	(114.68)
Net asset value per unit at end of period	$1,400.64	$1,455.52	$1,400.64	$1,455.52

Class B Units	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,149.42	$1,241.55	$1,224.35	$1,358.47
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading(1)	71.91	33.75	35.43	(38.04)
Expenses net of interest income(1)	(23.72)	(22.84)	(62.17)	(67.97)
Total income (loss) from operations	48.19	10.91	(26.74)	(106.01)
Net asset value per unit at end of period	$1,197.61	$1,252.46	$1,197.61	$1,252.46

Legacy 1 Class Units	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period(2)	$918.38	$969.46	$966.12	$1,000.00
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading(1)	57.89	28.59	30.68	9.64
Expenses net of interest income(1)	(15.60)	(15.10)	(36.13)	(26.69)
Total income (loss) from operations	42.29	13.49	(5.45)	(17.05)
Net asset value per unit at end of period	$960.67	$982.95	$960.67	$982.95

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

Legacy 2 Class Units	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period(2)	$915.65	$968.64	$964.54	$1,000.00
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading(1)	57.72	27.28	30.87	8.30
Expenses net of interest income(1)	(16.53)	(13.97)	(38.57)	(26.35)
Total income (loss) from operations	41.19	13.31	(7.70)	(18.05)
Net asset value per unit at end of period	$956.84	$981.95	$956.84	$981.95

Global 1 Class Units	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period(2)	$916.95	$984.69	$956.82	$1,000.00
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading	31.15	24.23	11.54	21.96
Expenses net of interest income(1)	(11.84)	(14.18)	(32.10)	(27.22)
Total income (loss) from operations	19.31	10.05	(20.56)	(5.26)
Net asset value per unit at end of period	$936.26	$994.74	$936.26	$994.74

Global 2 Class Units	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period(2)	$912.26	$983.73	$953.60	$1,000.00
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading(1)	30.92	25.66	11.17	23.40
Expenses net of interest income(1)	(12.26)	(16.85)	(33.85)	(30.86)
Total income (loss) from operations	18.66	8.81	(22.68)	(7.46)
Net asset value per unit at end of period	$930.92	$992.54	$930.92	$992.54

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

Global 3 Class Units	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period(2)	$890.40	$977.75	$939.64	$1,000.00
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading	30.59	25.94	12.29	22.71
Expenses net of interest income(1)	(16.48)	(21.47)	(47.42)	(40.49)
Total income (loss) from operations	14.11	4.47	(35.13)	(17.78)
Net asset value per unit at end of period	$904.51	$982.22	$904.51	$982.22

(1)
Expenses net of interest income per unit and organization and offering costs per unit are calculated by dividing the expenses net of interest income and organization and offering costs by the average number of units outstanding during the period.  The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

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

Net trading results from derivatives for the three and nine months ended September 30, 2010 and 2009, are reflected in the consolidated statements of operations.  Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contract, and forward contracts.

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

The unrealized gain (loss) on open futures and forward contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Contracts (non-exchange-traded)		Option Contracts (exchange-traded)		Total
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Gross unrealized gains	$67,324,100	$51,128,960	$15,828,151	$6,513,328	$5,955	$3,955	$83,158,206	$57,646,243
Gross unrealized (losses)	(24,592,417)	(37,656,493)	(10,921,120)	(5,971,274)	(12,345)	(9,085)	(35,525,882)	(43,636,852)
Net unrealized gain (loss)	$42,731,683	$13,472,467	$4,907,031	$542,054	$(6,390)	$(5,130)	$47,632,324	$14,009,391

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

The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05.  The monthly average futures contracts, forward contracts and option contracts bought and sold was 8,686 and 8,599, respectively, for the three and nine months ended September 30, 2010 and 7,161 and 5,744, respectively, for the three and nine months ended September 30, 2009.  The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments at September 30, 2010 and December 31, 2009

	Asset Derivatives* September 30, 2010	Liability Derivatives* September 30, 2010	Fair Value

Currencies contracts	$25,035,490	$(13,254,110)	$11,781,380
Energy contracts	6,011,220	(2,225,888)	3,785,332
Grains contracts	7,137,639	(1,022,360)	6,115,279
Interest rates contracts	11,259,749	(3,303,256)	7,956,493
Meats contracts	269,827	(308,991)	(39,164)
Metals contracts	23,611,032	(12,673,593)	10,937,439
Soft commodities contracts	6,157,344	(729,852)	5,427,492
Stock indices contracts	3,675,905	(2,007,832)	1,668,073
	$83,158,206	$(35,525,882)	$47,632,324

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

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three and Nine Months Ended
September 30, 2010 and 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
Type of contract	2010*	2009*	2010*	2009*

Currencies contracts	$7,952,460	$7,980,966	$9,818,873	$2,351,805
Energy contracts	(5,732,482)	(194,169)	(26,884,790)	(10,170,185)
Grains contracts	10,172,660	(1,677,061)	888,475	(1,971,252)
Interest rates contracts	26,489,368	3,893,281	75,587,579	(9,101,749)
Meats contracts	49,834	(835,869)	76,953	254,249
Metals contracts	10,102,678	2,563,619	4,395,426	1,046,167
Soft commodities contracts	8,999,759	4,470,511	4,055,312	(3,963,060)
Stock indices contracts	(7,954,526)	9,529,574	(35,519,628)	7,656,197
	$50,079,751	$25,730,852	$32,418,200	$(13,897,828)

*The gains or losses on derivatives, including currencies, energy, grains, interest rates, meats, metals, soft commodities and stock indices contracts, are included in realized and change in unrealized gain (loss) from trading in the consolidated statement of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item in Consolidated Statement of Operations	2010	2009	2010	2009

Net gain (loss) from trading
Realized	$10,463,626	$1,845,064	$(1,204,732)	$(32,650,299)
Change in unrealized	39,616,125	23,885,788	33,622,932	18,752,471

Total realized and change in unrealized gain (loss)	$50,079,751	$25,730,852	$32,418,200	$(13,897,828)

Note 12.  Subsequent Events

Management of the Partnership evaluated subsequent events through the date these financial statements were issued.  Subsequent to September 30, 2010, there were contributions and redemptions totaling approximately $15,776,000 and $28,000 respectively.

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

Organization of Grant Park

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

GP 1, LLC (“GP 1”)                                           GP 6, LLC (“GP 6”)                                           GP 10, LLC (“GP 10”)
GP 3, LLC (“GP 3”)                                           GP 7, LLC (“GP 7”)                                           GP 11, LLC (“GP 11”)
GP 4, LLC (“GP 4”)                                           GP 8, LLC (“GP 8”)                                           GP 12, LLC (“GP 12”)
GP 5, LLC (“GP 5”)                                           GP 9, LLC (“GP 9”)                                           GP 14, LLC (“GP 14”)

Grant Park invests through the Trading Companies with independent professional commodity trading advisors retained by the general partner.  Rabar Market Research, Inc. (“Rabar”), EMC Capital Management, Inc. (“EMC”), Eckhardt Trading Company (“Eckhardt”), Graham Capital Management, L.P. (“Graham”), Winton, Welton Investment Corporation (“Welton”), Global Advisors Jersey Limited (“Global Advisors”), Transtrend B.V. (“Transtrend”), Quantitative Investment Management LLC (“QIM”), Revolution Capital Management, LLC (“RCM”), Sunrise Capital Partners, LLC (“Sunrise”) and Amplitude Capital International Limited (“Amplitude”), serve as Grant Park’s commodity trading advisors.  Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of September 30, 2010, the general partner allocated Grant Park’s net assets through the respective Trading Companies among its core trading advisors EMC, Winton and Welton and non-core trading advisors Rabar, ETC, Graham, Global Advisors, Transtrend, QIM, RCM, Sunrise and Amplitude.  No more than twenty percent of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor.  The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

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

For the quarters ended June 30, 2009 and September 30, 2009, classes of Grant Park which had a controlling or majority equity interest in a Trading Company were consolidated by two groups of classes (A, B and Legacy class units (“LAB”) and Global class units).  At that time, management believed that such presentation was the most meaningful presentation to an investor in Grant Park.  Subsequent to filing its September 30, 2009 Form 10-Q, Grant Park considered additional guidance.  Accordingly, pursuant to this additional guidance, Grant Park is presenting consolidated financial statements for Grant Park as a whole as of and for the period ended September 30, 2010, and has reclassified the presentation of the consolidated financial statements as of and for the period ended September 30, 2009 to conform.

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

Grant Park maintains 65% to 95% of its net asset value in cash, cash equivalents or other liquid positions over and above that needed to post as collateral for trading.  These funds are available to meet redemptions each month.

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

A portion of each Trading Company’s assets is used as margin to support its trading.  Margin requirements are satisfied by the deposit of U.S. Treasury bills, obligations of Government-sponsored enterprises and cash with brokers subject to CFTC regulations and various exchange and broker requirements.

Grant Park maintains a portion of its assets at its clearing brokers as well as at Lake Forest Bank & Trust Company.  These assets, which may range from 5% to 35% of Grant Park’s value, are held in U.S. Treasury securities, commercial paper and/or Government-sponsored enterprises.  The balance of Grant Park’s assets, which range from 65% to 95%, are invested in investment grade money market instruments purchased and managed at Middleton Dickinson Capital Management, LLC which are held in a separate, segregated account at State Street Bank and Trust Company.  Violent fluctuations in prevailing interest rates or changes in other economic conditions could cause mark-to-market losses on Grant Park’s cash management income.

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and nine months ended September 30, 2010 and September 30, 2009, are set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total return – Class A Units	4.34%	1.04%	(1.72)%	(7.30)%
Total return – Class B Units	4.19%	0.88%	(2.18)%	(7.80)%
Total return – Legacy 1 Class Units	4.60%	1.39%	(0.56)%	(1.70)%
Total return – Legacy 2 Class Units	4.50%	1.37%	(0.80)%	(1.81)%
Total return – Global 1 Class Units	2.11%	1.02%	(2.15)%	(0.53)%
Total return – Global 2 Class Units	2.05%	0.90%	(2.38)%	(0.75)%
Total return – Global 3 Class Units	1.58%	0.46%	(3.74)%	(1.78)%

Grant Park’s net asset value at September 30, 2010 was approximately $834.8 million, at December 31, 2009 was approximately $831.3 million and at September 30, 2009 was approximately $836.3 million.

The table below sets forth Grant Park’s trading gains or losses by market sector for the three and nine months ended September 30, 2010 and September 30, 2009:

	% Gain (Loss)
	Three Months Ended September 30,		Nine Months ended September 30,
Market Sector	2010	2009	2010	2009
Agriculturals	—%	—%	—%	—%
Currencies	1.0	0.9	1.1	0.1
Energy	(0.7)	(2.0)	(3.2)	(2.3)
Interest Rates	3.3	0.3	9.1	(3.0)
Meats	−	−	−	−
Metals	1.2	0.9	0.6	−
Softs	2.4	0.4	0.6	(0.1)
Stock Indices	(1.0)	2.6	(4.2)	3.6
Total	6.2%	3.1%	4.0%	(1.7)%

Three months ended September 30, 2010 compared to three months ended September 30, 2009

For the three months ended September 30, 2010, Grant Park had a positive return of approximately 4.3% for the Class A units, 4.2% for the Class B units, 4.6% for the Legacy 1 Class units, 4.5% for the Legacy 2 Class units, 2.1% for the Global 1 Class units, 2.1% for the Global 2 Class units and 1.6% for the Global 3 Class units.  On a combined unit basis prior to expenses, approximately 6.2% resulted from trading gains which were further increased by 0.1% of interest income.  The trading gains were offset by approximately 2.5% in brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2009, Grant Park had a positive return of approximately 1.0% for the Class A units, 0.9% for the Class B units, 1.4% for the Legacy 1 Class units, 1.4% for the Legacy 2 Class units, 1.0% for the Global 1 Class units, 0.9% for the Global 2 Class units, and 0.5% for the Global 3 Class units.  On a combined unit basis prior to expenses, approximately 3.1% resulted from trading gains which were further increased by 0.1% of interest income.  The trading losses were offset by approximately 2.3% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

For the nine months ended September 30, 2010, Grant Park had a negative return of approximately 1.7% for the Class A units, 2.2% for the Class B units, 0.6% for the Legacy 1 Class units, 0.8% for the Legacy 2 Class units, 2.2% for the Global 1 Class units, 2.4% for the Global 2 Class units and 3.7% for the Global 3 Class units.  On a combined unit basis prior to expenses, approximately 4.0% resulted from trading gains which were further increased by 0.4% of interest income.  The trading gains were decreased by approximately 6.8% in brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2009, Grant Park had a negative return of approximately 7.3% for the Class A units, 7.8% for the Class B units, 1.7% for the Legacy 1 Class units, 1.8% for the Legacy 2 Class units, 0.5% for the Global 1 Class units, 0.8% for the Global 2 Class units, and 1.8% for the Global 3 Class units.  On a combined unit basis for prior to expenses, approximately 1.7% resulted from trading losses which were offset by 0.7% of interest income.  The trading losses were further increased by approximately 6.8% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2010

Forecasts of weak supply in the grains markets sent grains prices predominantly higher in the third quarter.  Supply concerns were caused by droughts in key Russian farming areas and abnormally warm temperatures in the Midwest.  Increased overseas demand for U.S crops also played a role in moving prices higher.  Sugar prices also rose as severe flooding in Pakistan put pressure on supply.

Weak economic data in the U.S. and speculation that the Federal Reserve would be instating further quantitative easing policies weakened the U.S. dollar against competitors.  In Europe, the euro strengthened as a result of positive economic data across the Eurozone, including improved investor sentiment and positive GDP growth data for France.  The Australian dollar rallied because investors viewed data showing improved manufacturing conditions in China as a positive indicator for the Australian economy.

      Rallies in the U.S. equity markets bode well for crude oil prices in the third quarter.  Speculators drove the crude markets higher as they viewed rising equity prices as a sign that industrial demand may improve.  Mild temperatures in the U.S. put pressure on the natural gas markets, moving prices lower.  Also driving natural gas prices lower were forecasts that the hurricane season for 2010 would be weaker than previously expected.

Global equity markets moved generally higher in the third quarter.  Strong corporate earnings reports served as a bullish influence for the U.S. equity markets, driving prices up.  In Europe, better-than-expected results from recent stress tests on the Eurozone banking system supported prices.  The Hong Kong based Hang Seng index moved nearly 10% for the quarter as reports of improving manufacturing conditions in China spurred renewed buying in the Asian equity markets.

Speculation that the U.S. Federal Reserve may be resuming quantitative easing practices spurred buying in the U.S. fixed-income markets, supporting prices.  Uncertainty surrounding the outlook for the global economy following ongoing weak unemployment data also propelled debt prices upwards.  In the Eurozone, German bund prices rallied as renewed fears regarding the Spanish and Irish economies caused an increase in demand for safer debt instruments.

Both base and precious metals markets moved higher in the third-quarter in response to the sharp weakening of the U.S. dollar.  Industrial metals performed particularly well as an improved economic outlook in the Eurozone supported demand forecasts.  Another major contributor to the rallies in the metals markets was data that showed increased manufacturing activity in China.

Key trading developments for Grant Park during the first nine months of 2010 include the following:

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

Grant Park recorded gains in February.  Class A units were up 0.63%, Class B units were up 0.57%, Legacy 1 Class units were up 0.82%, Legacy 2 Class units were up 0.80%, Global 1 Class units were up 0.71%, Global 2 Class units were up 0.69% and Global 3 Class units were up 0.54%.  Grains markets rallied as strong sales data and downward revisions to inventory estimates bolstered prices.  Moving contrary to its recent uptrend, sugar prices declined following liquidations from large commodity funds.  In the livestock markets, prices rose as gains in the equity markets supported bullish demand forecasts.   Ongoing concerns over several smaller EU nations led to a decline in major currencies across Europe.  The Swiss franc, euro, and Great British pound all declined against the U.S. dollar as investors sought safer assets.  Strong Australian unemployment data led to gains in the Australian dollar over most major currencies.  Bullish demand forecasts from the Energy Information Administration (EIA) and positive U.S. industrial production data led to gains in the crude oil markets.  Elevated U.S. natural gas inventories put substantial pressure on the natural gas markets, moving prices nearly 7% lower for the month.  Optimistic economic data in the U.S. propelled North American equity markets higher in February.  Ailing economies in several European nations drove European equity markets down.  Ongoing fears in Asia regarding changes to Chinese lending polices resulted in declines in Hong Kong’s Hang Seng Index.   Weak demand for European sovereign debt resulted in strong gains in the U.S. Treasury markets.  An unexpected jump in U.S. jobless claims added to the rally in the U.S. debt markets.  In Europe, short-term gains in the European equity markets put pressure on the German Bund market.  Concern over the economic state of the European Union and short-term U.S. dollar weakness propelled the gold markets higher in February.  In the base metals markets, bullish demand forecasts spurred by strong economic data led to gains in a number of industrial metals, including copper, aluminum, and tin.

Grant Park recorded gains in March.  Class A units were up 4.08%, Class B units were up 4.03%, Legacy 1 Class units were up 4.15%, Legacy 2 Class units were up 4.13%, Global 1 Class units were up 3.65%, Global 2 Class units were up 3.56% and Global

3 Class units were up 3.40%.  Sugar prices fell nearly 30% in March as elevated supply forecasts from India and Brazil weighed on prices.  Higher prices also reduced demand, causing prices to fall further. In the grains markets, corn and wheat prices declined as a result of mild weather conditions in the Midwest and on the strength in the U.S. dollar.     Improving economic indicators, including better-than-expected payroll estimates and U.S. industrial production, led to gains in the U.S. dollar.  The euro fell as concerns regarding the economic stability of Greece and Portugal caused investors to liquidate European holdings.  The New Zealand dollar moved higher against its counterparts due to speculation about a narrowing interest rate gap between New Zealand and Australia.  Natural gas prices fell sharply in March because of elevated U.S. inventories.  Unusually warm weather also put pressure on the natural gas markets.  Crude oil markets moved lower due to ongoing weak demand forecasts and uncertainty following the pace of the economic recovery in the U.S.  Equity markets rallied as improving economic indicators fostered optimism in the global economy.  Bullish forecasts for Japanese exports, caused by weakness in the Japanese yen, drove the Nikkei 225 index higher.  Eurozone equity markets rallied following strong German consumer sentiment data.  Decreased demand for safe-haven debt instruments led to a decline in the U.S. fixed-income markets.  Increased demand for riskier assets led to price declines in the U.S. debt markets, as evidenced by poor results in Treasury auctions.  In the Eurozone, concerns regarding sovereign debt of several ailing European nations weighed on the debt markets.  Gold markets declined in March under pressure from a stronger U.S. dollar.  Base metals generally rose following reports that industrial production in the U.S. had improved during February. Nickel made especially big gains as production disruptions in Canada and Australia prompted supply concerns.

Grant Park recorded gains in April.  Class A units were up 1.80%, Class B units were up 1.74%, Legacy 1 Class units were up 1.77%, Legacy 2 Class units were up 1.72%, Global 1 Class units were up 1.52%, Global 2 Class units were up 1.50% and Global 3 Class units were up 1.33%.  Increased international demand for U.S. grains drove corn, wheat, and soybean markets higher.  Improved production forecasts for Brazil and India put pressure on the sugar markets, moving prices nearly 10% lower.  A dispute between Russia and China concerning poultry increased demand for U.S. pork products and drove lean hogs prices up throughout the month. Increased risk-aversion caused by the financial turmoil in Europe moved the U.S. dollar higher against counterparts.  Ongoing concerns about the creditworthiness of several smaller European nations weighed heavily on the euro and Swiss franc.  In New Zealand, strong prospects for economic growth drove the New Zealand dollar higher.  Optimism regarding the U.S. economy led to gains in the crude oil markets.  The EIA reported larger-than-expected draws on U.S. inventories and added to crude oil’s rally.  In the natural gas markets, EIA also reported a reduction in U.S. natural gas rigs, creating a lift in prices. Positive economic indicators, including stronger U.S. home sales in March and improving employment conditions, prompted gains in the U.S. equity markets.  Better-than-expected earnings projections from several key North American firms also moved equities higher.  Asian equity markets declined as investors liquidated positions over concerns the upcoming changes in Chinese lending policy will slow economic growth in the region.   Weakness in the global equity markets drove fixed-income prices higher in April.  U.S. Treasury markets rallied as demand for safe-haven assets increased after Standard and Poor’s downgraded Portuguese and Greek debt.  Short-term dollar weakness and increased risk aversion increased demand for gold and moved prices higher.  Base metals prices generally moved lower as speculators viewed Europe’s economic situation as an indicator of a slowing global economic recovery.

Grant Park recorded losses in May.  Class A units were down 3.83%, Class B units were down 3.88%, Legacy 1 Class units were down 3.53%, Legacy 2 Class units were down 3.53%, Global 1 Class units were down 2.21%, Global 2 Class units were down 2.24% and Global 3 Class units were down 2.38%.  Uncertainty regarding the global economy’s growth potential weighed on demand for grains and moved prices lower.  In the sugar markets, favorable weather conditions in India and Brazil produced a strong crop and drove prices down more than 5% in May.  The ailing financial situation in Europe put heavy pressure on European currencies.  European debt concerns caused investors to purchase the U.S. dollar and Japanese yen, driving each higher against counterparts.  The New Zealand and Australian dollars declined sharply against most major currencies as risk-averse investors liquidated higher-yielding currencies.  A stronger U.S. dollar put substantial pressure on the crude oil markets, moving prices nearly 15% lower.  Weak U.S. economic indicators and global equity market declines caused increased supply forecasts and also drove oil prices down. Natural gas prices rose as low prices spurred technical-buying.   Natural gas prices also rose based on the National Oceanic and Atmospheric Administration report predicting an active 2010 hurricane season.  Global equity markets faltered as European debt concerns weakened investor sentiment.  Weaker-than-expected U.S. employment estimates added to the downturn in the equity markets.  U.S. fixed-income prices rose steadily as growth concerns and declines in the global equity markets caused investors to liquidate riskier assets.  In Europe, diminished demand for sovereign debt and Germany’s decision to ban the short-selling of various European debt instruments drove German Bund prices higher.  Safe-haven buying due to the financial situation in Europe led to gains in the gold markets.  Gold was also used to reduce exposure to the euro, which experienced heavy losses during the month.  Prices in the base metals markets predominantly fell as investors liquidated positions.  The main drivers behind declines were weak economic indicators and poor growth prospects for the global economy.

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

Grant Park recorded losses in July.  Class A units were down 1.66%, Class B units were down 1.71%, Legacy 1 Class units were down 1.50%, Legacy 2 Class units were down 1.52%, Global 1 Class units were down 2.51%, Global 2 Class units were down 2.53% and Global 3 Class units were down 2.67%. Grains prices generally rose.  Unusually warm temperatures in major U.S. farming regions dampened previous predictions of record-breaking harvests for 2010.  Severe droughts in Eastern Europe increased international demand for U.S. crops and further contributed to the rally in the grains.  In the softs markets, sugar prices rose over 8% as forecasts for future global demand and export delays from Brazil supported prices.  Investors sold the U.S. dollar because of weak economic data including poor consumer sentiment and lower GDP growth data.  The results from recent stress tests on the EU financial system resulted in gains in the euro.  Comments from the Bank of Japan citing expanding growth forecasts strengthened the yen over many major counterparts.  An unexpected drop in U.S. fuel inventories led to gains in the crude oil markets.  In the natural gas markets, continued warm temperatures and forecasts for elevated hurricane activity for 2010 drove prices nearly 7% higher over June’s closing prices.  North American equity markets generally rose in July as key U.S. firms reported stronger-than-expected second-quarter corporate earnings.  European equity markets made strong gains in July, propelled by the positive results from recent stress tests on the EU financial sector.  Asian markets also moved higher, predominantly driven by strength in the natural resources sector.  A drop in U.S. investor sentiment resulted in stronger demand for U.S. fixed-income products, thereby moving prices higher.  Also adding to the rally in the debt markets was short-term weakness in the equity markets that occurred early in the month following the release of pessimistic reports concerning U.S. growth forecasts.  Precious metals markets predominantly fell in July as renewed recovery hopes for Europe decreased the need for euro-hedging precious metals positions.  Conversely, an improved outlook for the Eurozone bode well for the base metals markets, as investors speculated that an improving global economy would boost industrial demand.  Also supporting the base metals markets was news that U.S. existing home sales decreased by less than originally expected in June.

Grant Park recorded gains in August.  Class A units were up 2.77%, Class B units were up 2.71%, Legacy 1 Class units were up 2.86%, Legacy 2 Class units were up 2.82%, Global 1 Class units were up 2.71%, Global 2 Class units were up 2.70% and Global 3 Class units were up 2.54%.  Corn markets moved higher in August because of abnormally warm temperatures in the Midwest and increased international demand for U.S. crops.  Wheat prices came under pressure when reports of rainfall in key Russian farming regions alleviated supply concerns caused by recent droughts.  In the meat markets, live cattle prices rose, supported by increased demand for beef products due to Labor Day festivities.  A disappointing unemployment report for July led to a flight-to-quality among investors and drove the U.S. dollar, Japanese yen, and Swiss franc higher against counterparts.  Conversely, uncertainty surrounding the global outlook did not bode well for various higher-yielding currencies, including the Australian and New Zealand dollars.  Crude oil prices fell because a lack of positive data about the global economy supported beliefs that industrial demand would remain depressed for the near future.  Also putting pressure on the crude oil markets were reports of near-record high inventories in the U.S.  Natural gas markets fell following reports of mild temperatures in the U.S. and revised weather forecasts predicting a weaker hurricane season than previously expected.  U.S. equity markets declined in August as weak employment estimates weighed on investor sentiment.  Equity markets in Europe also moved lower following reports that recent measures to aid the Greek financial system have yet to stimulate their economy.  In Asia, investors drove the Nikkei 225 Index lower on belief a steadily strengthening yen would hinder the nation’s export industries.  Flight-to-quality in the financial markets boded well for U.S. Treasuries.  Declines in the equity markets and weaker global economic indicators increased demand for safer debt instruments, moving prices higher.  The German Bund markets also experienced upswings, as renewed fears surrounding the Spanish and Irish economies spurred buying.  Ongoing safe-haven buying in the precious metals markets moved gold prices nearly 6% higher in August.  Copper markets underwent modest gains due to short-term rallies in the equity markets and a weaker U.S. dollar early in August.

Grant Park recorded gains in September.  Class A units were up 3.24%, Class B units were up 3.21%, Legacy 1 Class units were up 3.24%, Legacy 2 Class units were up 3.20%, Global 1 Class units were up 1.97%, Global 2 Class units were up 1.94% and Global 3 Class units were up 1.79%.  Grain prices rose in September after the U.S. Department of Agriculture lowered its forecasts for the corn harvest yields.  In the softs markets, the combination of dry weather in key Brazilian growing regions and severe flooding in several areas of Pakistan created supply concerns and caused sugar prices to increase by nearly 30%.   The U.S. dollar fell sharply against major counterparts based on expectations the U.S. Federal Reserve would soon enter into another period of quantitative easing.   The euro advanced against counterparts as a result of improved trade surplus data and optimistic data regarding economic growth in

France. The Australian dollar also exhibited strong gains as investors viewed economic data from China as a positive sign for the Australian economy.  Rallies in the equity markets and strong data regarding the U.S. economic recovery drove crude oil prices up over 11% in September. The EIA reported crude oil inventories had fallen in the U.S., which also played a role in driving prices higher. Natural gas prices increased on forecasts a new tropical storm could be forming in the Caribbean near key natural gas rigs.  Global equities prices generally rose on positive sentiment surrounding the global economic recovery.  Strong industrial production data from China was a major driver behind upward moves in the Australasian markets. In the U.S., prices were supported by optimistic unemployment estimates and reports that the U.S. trade deficit was lower than previously estimated.  Strong gains in the global equity markets and optimism surrounding the global economy caused investors to liquidate more risk-averse fixed-income positions, driving prices lower.  Prices for base metals surged in September on strong production data from Chinese and on gains in the equity markets.  Recent bans on mining in key tin-producing regions of the Democratic Republic of Congo played a role in moving tin prices nearly 16% higher for the month. In the precious metals markets, gold and silver prices moved higher due to increased buying by investors attempting to hedge their U.S. dollar exposure.

Nine months ended September 30, 2009

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

Early in the quarter, gold prices rallied sharply in response to weakness in the U.S. dollar.  Investors attempting to hedge inflation risk drove gold prices above $950 per troy ounce.  Prices in the base metals markets also rallied sharply in the beginning of the third quarter.  Prices rose as investors viewed rising equity prices as a sign that industrial demand may be improving.  Near quarter-end, weaker-than-expected economic data weakened demand forecasts driving industrial metals prices lower.  The downward shifts in investor sentiment had the biggest impact on the London Metal Exchange nickel markets, which declined nearly 6% in September.  Gold, however, was able to maintain the majority of its third quarter gains as investors seeking safer investments drove prices higher in the last few weeks of September.

Key trading developments for Grant Park during the first nine months of 2009 include the following:

Grant Park recorded losses in the month of January.  Class A units were down 0.91% and Class B units were down 0.98%.  The bulk of setbacks came from long positions in the fixed income markets.  Uncertainty regarding the details of President Barack Obama’s stimulus package caused a sector wide downtrend in the U.S. debt markets impacting performance.  Long positions in the international fixed income markets also registered setbacks for Grant Park.  These losses resulted from speculation of future increased debt supply in the Asian and European markets caused by government bailout activity.  Setbacks in the agricultural markets stemmed from adverse price moves in the softs markets.  Increased buying in the coffee markets by large commodity funds drove prices up in excess of 5% against positions.  Short positions in the grains markets, however, were able to partially offset sector losses.  Short corn and soybean positions registered gains as a drought in Argentina’s key farming region put pressure on prices.  Positions in the Australasian currency markets accounted for the bulk of sector losses during January.  Early in the month, long positions in the Australian dollar experienced setbacks as poor economic data from the region weakened the currency.  Declines in the New Zealand dollar further drew on performance.  After a reduction of New Zealand’s foreign currency rating by Standard and Poors, investors began to liquidate New Zealand based holdings driving the currency downwards.  The portfolio returned modest profits in the metals markets in January.  Short positions in the aluminum markets performed well as slowing industrial production caused a decline in demand, driving prices lower.  Also adding to profits was a 5% increase in the price of gold which moved alongside Grant Park’s long positions.  Gains in the energy markets predominantly came from short positions in the natural gas markets.  The price of natural gas fell steadily throughout January, despite cold weather across the U.S.  Historically, cold weather has driven the price of natural gas higher.  However during January, the demand for natural gas diminished due to the global economic slowdown.  Grant Park performed particularly well in the equity indices markets throughout January.  Short positions made gains as prices across the global equity markets declined.  Uncertainty about government bailouts, both domestically and abroad, coupled with poor earnings reports from a number of large financial institutions put substantial pressure on the markets driving share prices lower.  Among the top performers in the sector were short positions in the S&P 500, S&P Canada, and Italian MIB indices.

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

Grant Park recorded losses in March.  Class A units were down 3.26% and Class B units were down 3.33%.  Global equity indices rallied against short positions, posting setbacks for the portfolio.  Improved investor confidence resulted in price increases in nearly all North American, European, and Asian equity indices.  The unveiling of the U.S. Treasury’s initiative to buy toxic assets from ailing institutions was a major driver in boosting investor sentiment.  Prices in the grains and softs markets moved upwards against Grant Park’s short positions, resulting in losses.  Soybean prices moved higher as tensions between the Argentine government and local soybean farmers fostered supply concerns.  In the softs markets, speculators drove prices upwards against positions on beliefs that increased U.S. government activity in the Treasury markets would put pressure on the U. S. dollar.  Sharp price movements in the currency markets hindered performance throughout March.  A strong uptrend in the euro moved against our short positions early in the month as a result of a weakening dollar.  As Grant Park’s euro positions reversed to long near month-end, the euro underwent a sharp decline, resulting in losses.  An improved outlook on the global economy drove base metals prices upwards against short positions.  Speculators bid up industrial metals on beliefs that a more stable global marketplace would result in increased industrial production.  Short positions in copper, aluminum, and lead had the biggest impact on performance.  Our positions in the energy markets posted mixed results, but still finished slightly lower in March.  A steady rally in crude oil was supported by supply decreases in the sector and moved against Grant Park’s short positions.  Losses in the energy markets were partially offset by short positions in natural gas.  An announced surplus of natural gas spurred speculative selling, moving the price of natural gas 11% lower for March.  Grant Park registered solid gains in the fixed income markets.  Long eurodollar and euribor positions accounted for the bulk of gains.  Decreased lending in the financial sector put pressure on short-term yields, which supported prices in the short-term debt markets.  Our positions in the longer-term markets also made gains.  Long UK gilt and German Bund positions made gains as European governments bid up the fixed income markets with quantitative easing initiatives.

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

Grant Park recorded gains in the month of May.  Class A units were up 1.64%, Class B units were up 1.58%, Legacy 1 Class units were up 1.66%, Legacy 2 Class units were up 1.62%, Global 1 Class units were up 2.02%, Global 2 Class units were up 1.97% and Global 3 Class units were up 1.77%.  Grains prices rallied on weak supply forecasts due to poor weather conditions in the Midwestern U.S.   A devaluing of the U.S. dollar also played a major role in driving grains prices higher.  Prices on lean hogs declined in May as a result of soft demand in the livestock markets.  The U.S. dollar declined sharply against counterparts as increased risk appetite in foreign markets spurred mass liquidations.  Indications of economic recovery incited investment in higher-yielding currencies, moving the Japanese yen and Australian dollar higher for May.  Crude oil markets moved higher as a weak U.S. dollar drove prices up.  Adding to crude oil’s rally were supply concerns stemming from declining inventories and ongoing rebel attacks on West African oil production facilities.  Improved investor sentiment sent most major equity indices higher in May.  A number of positive global economic indicators, including increased U.S. consumer confidence and strong Japanese industrial production, prompted sidelined investors to re-enter the equity markets.  The U.S. Treasury markets declined sharply in May as speculators forecasted increased supply in the debt markets.   Speculators in the fixed income markets liquidated positions, anticipating that the U.S. government will increase debt issuance to offset the current budget deficit.  Benefitting from the devaluing of the U.S. dollar, the precious metals markets underwent a strong uptrend throughout May.  Commodities investors, attempting to hedge long dollar positions, drove the gold markets up in excess of 9.0% during the month.

Grant Park recorded losses in the month of June.  Class A units were down 3.41%, Class B units were down 3.46%, Legacy 1 Class units were down 3.10%, Legacy 2 Class units were down 3.12%, Global 1 Class units were down 3.21%, Global 2 Class units were down 3.24% and Global 3 Class units were down 3.49%.  Grains prices generally declined in June.  The corn and wheat markets were among the biggest movers as prices declined nearly 20% from recent highs.  In the softs markets, sugar underwent a steady rally following increasing demand caused by weakness in the U.S. dollar.  Liquidations across various emerging market currencies were caused by forecasts of a prolonged global economic recovery.  Weak economic data, including weaker-than-expected U.S. unemployment figures, led to declines in higher-yielding currencies such as the Australian and New Zealand dollars against the U.S. dollar.  Crude oil prices rose sharply to reach six-month highs.  Supply concerns stemming from violence against Nigerian oil facilities served as a main driver behind crude oil’s rally.  Prices in the natural gas markets declined in September as poor prospects for rapid economic growth weighed on demand forecasts.  Domestic and global equity markets underwent a volatile month before finishing slightly lower for June.  Uncertainty caused by both strong and weak economic data was the main driver behind declines in most major North American, European, and Asian equity indices.  Despite intra-month movement, U.S. fixed-income products finished September nearly unchanged.  Speculators bid up the debt markets on forecasts of possible interest rate hikes, only to liquidate positions by month-end following weak economic data.  Gold prices declined in September as a result of a stronger U.S. dollar and liquidations from large commodity funds.  Over-exaggerated inflation projections caused commodity funds to liquidate inflation-hedging gold positions.

Grant Park recorded losses in the month of July.  Class A units were down 1.26%, Class B units were down 1.32%, Legacy 1 Class units were down 1.08%, Legacy 2 Class units were down 1.09%, Global Class 1 units were down 1.26%, Global Class 2 units were down 1.28% and Global Class 3 units were down 1.43%.  Soybean prices declined in July as a result of optimal weather in the midwestern United States and technical selling by large commodity funds.  In the softs markets, tight supply forecasts drove sugar prices to multi-year highs. The U.S. dollar declined against most counterparts in July.  Signs of economic recovery and strong moves in the global equity markets supported higher-yielding currencies such as the Australian dollar. Elevated inventories in the energy markets led to a decline across the sector.  Speculators liquidated positions on beliefs that higher inventory levels were a sign of ongoing weak demand for energy products. Strong corporate earnings resulted in solid gains in the global equity markets in July.  Improvement in a number of global economic indicators also played a major role in moving prices higher. A surge in investor risk appetite caused prices in the fixed-income markets to decline in July.  Investors liquidated debt positions on speculation that the global recession may be abating.  Gold markets rallied in July in response to a weak U.S. dollar.  In the base metals markets, better-than-expected housing starts for June led to strong gains in the copper markets.  An improvement in the U.S. growth report also added to the rally in base metals.

Grant Park recorded gains in the month of August.  Class A units were up 1.15%, Class B units were up 1.09%, Legacy 1 Class units were up 1.27%, Legacy 2 Class units were up 1.26%, Global 1 Class units were up 1.11%, Global 2 Class units were up 1.09% and Global 3 Class units were up 0.94%.  Grains prices generally declined in August.  Optimal weather in major U.S. farming regions supported views of future elevated supply, moving markets lower.  In the softs markets, sugar prices continued to climb as a result of weak supply forecasts from Brazil and India. The Japanese yen and U.S. dollar rallied against many emerging currencies as volatility in the equity markets prompted investors to liquidate riskier assets.  The Great British pound weakened against most currencies as reports showed declining UK home prices in July. Elevated U.S. energy inventories led to declines in the natural gas market throughout August.  Also adding to the decline in natural gas was speculation that industrial demand would remain low until the global recession abated.   Several reports containing bullish economic data drove North American and European equity markets higher in August.  In China, equity markets declined as concerns over tighter lending restrictions weighed on investor confidence.  Weak investor confidence caused by short-term declines in the equity markets supported fixed-income markets in August.  Increased demand during recent Treasury auctions also played a role in moving debt markets higher.  Base metals prices rallied in response to weakness in the U.S. dollar.  Improving industrial production figures from Europe also supported the base metals markets.  Nickel markets were among the biggest movers in the sector, moving more than 12% higher for the month.

Grant Park recorded gains in the month of September.  Class A units were up 1.17%, Class B units were up 1.12%, Legacy 1 Class units were up 1.21%, Legacy 2 Class units were up 1.21%, Global 1 Class units were up 1.18%, Global 2 Class units were up 1.10% and Global 3 Class units were up 0.96%.  Wheat and soybean prices declined throughout September as speculators forecasted a record-breaking crop harvest for 2009.  In the corn markets, cold weather fostered supply concerns driving corn prices higher.  The British pound weakened against major currencies in September as the Bank of England released comments stating that further quantitative easing may be in the near future.  In the U.S., renewed risk appetite among investors led to declines in the U.S. dollar against major counterparts.  After a recent strong downtrend, the natural gas markets reversed sharply higher in September.  Weaker-than expected inventory data and cold weather in the U.S. were the main drivers behind moves.  Crude oil markets declined as ongoing uncertainty regarding the global economy supported weak demand forecasts. Equity markets rallied as a result of an improved outlook for the global economy.   Signs of improving liquidity in the financial markets and stronger economic indicators were the main drivers behind moves.  In Asia, Japanese equity markets fell as strength in the yen put pressure on demand for Japanese exports.  U.S. fixed-income markets rallied in September as speculators believed interest rates would remain unchanged in the near future.  European debt instruments declined as strong gains in the European equity markets prompted liquidations.  Gold prices moved higher in September as investors attempted to hedge inflation caused by weakness in the U.S. dollar.  Base metals predominantly declined as a result of forecasts of ongoing weak demand in the industrial sector.

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

Value At Risk By Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of September 30, 2010 and December 31, 2009 and the trading gains/losses by market category for the nine months ended September 30, 2010 and the year ended December 31, 2009.  All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below.  As of September 30, 2010, Grant Park’s net asset value was approximately $834.8 million.  As of December 31, 2009, Grant Park’s net asset value was approximately $831.3 million.

September 30, 2010

Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Stock Indices	27,623,680	3.3%	(4.2)%
Currencies	17,982,836	2.2	1.1
Interest Rates	14,203,290	1.7	9.1
Metals	8,971,374	1.1	0.6
Energy	5,994,213	0.7	(3.2)
Agriculturals	4,465,137	0.5	—
Softs	4,177,402	0.5	0.6
Meats	978,779	0.1	—
Total	$84,396,711	10.1%	4.0%

December 31, 2009

Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/ (Loss)
Stock Indices	$25,520,439	3.1%	3.6%
Interest Rates	17,130,191	2.0	(4.1)
Currencies	16,432,426	2.0	(0.7)
Metals	12,236,815	1.5	2.5
Energy	7,154,450	0.9	(3.2)
Softs	5,200,402	0.6	(0.1)
Agriculturals	4,119,283	0.5	—
Meats	742,017	0.1	—
Total	$88,536,023	10.7%	(2.0)%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of September 30, 2010, by market sector.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, Africa, India, Singapore, South Korea, and Australia.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of September 30, 2010, Grant Park was predominantly long indices in the U.S., the Eurozone, UK, Hong Kong, South Korea, Mexico, India, Canada, and Taiwan.  The portfolio does maintain a few short positions in several select Japanese, European, and U.S. equity markets.  Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major North American, European, and Asian indices.  Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of September 30, 2010, Grant Park was short the U.S. dollar against various major currencies including the Australian dollar, Canadian dollar, Mexican peso, Japanese yen, Great British pound, Euro, Swiss franc, and New Zealand dollar.  In general, a weaker U.S. dollar against most major currencies would benefit Grant Park.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of September 30, 2010, Grant Park was predominantly long interest rate instruments in Australia, the Eurozone, Canada, UK, Japan, the U.S., and Switzerland.  The portfolio had minor short positions in several Swiss, Australian, and European markets.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel and zinc. As of September 30, 2010, in the precious metals sector Grant Park had long positions in gold, silver, palladium, and platinum.  In the base metals markets, Grant Park was long aluminum, copper, lead, nickel, tin, and zinc.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America.  As of September 30, 2010, the energy market exposure of Grant Park was predominantly long in the brent crude oil, gas oil, unleaded gasoline, heating oil, and kerosene markets, and short crude oil, natural gas, and electricity markets.  Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Agricultural/Meat/Softs

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of September 30, 2010, in the grains markets, Grant Park had long positions in the corn, wheat, oats, rough rice, soybean meal, soybean oil, soybean, and canola markets.  In the livestock markets, Grant Park was long lean hogs and live cattle, and short feeder cattle.  In the softs/industrials sectors, Grant Park was long coffee, orange juice, sugar, cotton, lumber, and rubber, and short cocoa.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of September 30, 2010.

Foreign Currency Balances

Grant Park’s primary foreign currency balances are in Japanese yen, Great British pounds, Euros and Australian dollars.  The trading advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control Grant Park’s non-trading risk.

Cash Management

Grant Park maintains a portion of its assets at its clearing brokers as well as at Lake Forest Bank & Trust Company.  These assets, which may range from 5% to 35% of Grant Park’s value, are held in U.S. Treasury securities, commercial paper and/or Government-sponsored enterprises.  The balance of Grant Park’s assets, which range from 65% to 95%, are invested in investment grade money market instruments purchased and managed at Middleton Dickinson Capital Management, LLC which are held in a separate, segregated account at State Street Bank and Trust Company.  Violent fluctuations in prevailing interest rates or changes in other economic conditions could cause mark-to-market losses on Grant Park’s cash management income.

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

There was no change in Grant Park's internal control over financial reporting in the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, Grant Park's internal control over financial reporting.

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

The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions of the Dodd-Frank Act.  Although there is a one-year period for the completion of much of the mandated rulemaking to implement the provisions of the Dodd-Frank Act, the new law and the rules to be promulgated thereunder may negatively impact Grant Park’s ability to meet its investment objective.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           None.

(b)           None.

Issuer Purchases of Equity Securities

(c)           The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended September 30, 2010.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit
07/01/10 through 07/31/10	280.59	$1,320.10	7,702.25	$1,129.76	18.77	$904.64	0.28	$901.77
08/01/10 through 08/31/10	748.31	$1,356.65	6,614.60	$1,160.41	107.65	$930.50	−	$927.19
09/01/10 through 09/30/10	210.34	$1,400.64	7,504.39	$1,197.61	148.60	$960.67	30.97	$956.84
Total	1,239.24	$1,355.84	21,821.24	$1,162.38	275.02	$945.03	31.25	$956.35

Period	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)
07/01/10 through 07/31/10	42.82	$893.95	184.76	$889.19	885.76	$866.61	9,115.23	(2)
08/01/10 through 08/31/10	112.73	$918.21	79.12	$913.19	294.74	$888.62	7,957.15	(2)
09/01/10 through 09/30/10	115.23	$936.26	15.11	$930.92	882.05	$904.51	8,906.69	(2)
Total	270.78	$922.06	278.99	$898.26	2,062.55	$885.96	25,979.07	(2)
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

(2)           Not determinable.

Item 6.  Exhibits

(a)           Exhibits

3.1	Third Amended and Restated Limited Partnership Agreement of the Registrant (attached to the prospectus as Appendix A)*

3.2	Certificate of Limited Partnership of the Registrant**

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as part of the Registrant’s Registration Statement on Form S-1 (File No. 333-153862) and incorporated herein by reference.

**	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: November 15, 2010	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)