Form 10-K
period 2010-12-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2011-02-24
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The Registrant has no voting stock. As of December 31, 2010, there were 43,371.20 Class A Limited Partnership Units, 498,911.72 Class B Limited Partnership Units, 6,933.00 Legacy 1 Class Limited Partnership Units, 7,361.06 Legacy 2 Class Limited Partnership units, 11,178.04 Global Alternative Markets 1 Class Units, 19,812.46 Global Alternative Markets 2 Class Units, and 156,770.73 Global Alternative Markets 3 Class Units issued and outstanding.

i

PART I

ITEM 1.	BUSINESS

Grant Park Futures Fund Limited Partnership, which is referred to in this report as Grant Park, is a multi-advisor commodity pool. Grant Park, which is not registered as a mutual fund under the Investment Company Act of 1940, has been in continuous operation since January 1989. It is managed by its general partner, Dearborn Capital Management, L.L.C., and invests through independent professional commodity trading advisors.

Grant Park conducts its business in one operating segment and has been organized to pool assets of investors for the purpose of trading in the U.S. and international spot derivatives markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities and underliers. In trading on these markets, Grant Park may enter into: 1) exchange-traded derivatives, such as futures contracts, options on futures contracts, security futures contracts and listed option contracts; 2) over-the-counter (“OTC”) derivatives, such as forwards, swaps, options and structured financial products; and 3) contracts on cash, or spot, commodities. Grant Park’s general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C., an Illinois limited liability company. The limited partnership agreement requires the general partner to own units in Grant Park in an amount at least equal to the greater of (1) 1% of the aggregate capital contributions of all limited partners or (2) $25,000, during any time that units in Grant Park are publicly offered for sale. The managing member of Dearborn Capital Management, L.L.C. is Dearborn Capital Management, Ltd., an Illinois corporation whose majority shareholder is David M. Kavanagh.

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

Grant Park invests through different commodity trading advisors retained by the general partner. However, instead of each trading advisor maintaining a separate account in the name of Grant Park the assets of Grant Park are invested in various trading companies, each of which is organized as a limited liability company. Each trading company allocates those assets to one of the commodity trading advisors retained by the general partner.

The following is a list of the trading companies (each a “Trading Company” and collectively, the “Trading Companies”), for which Grant Park is the sole member and all of which were organized as Delaware limited liability companies:

GP 1, LLC (“GP 1”)	GP 7, LLC (“GP 7”)	GP 12, LLC (“GP 12”)
GP 3, LLC (“GP 3”)	GP 8, LLC (“GP 8”)	GP 14, LLC (“GP 14”)
GP 4, LLC (“GP 4”)	GP 9, LLC (“GP 9”)	GP 15, LLC (“GP 15”)
GP 5, LLC (“GP 5”)	GP 10, LLC (“GP 10”)	GP 16, LLC (“GP 16”)
GP 6, LLC (“GP 6”)	GP 11, LLC (“GP 11”)

Assets of Grant Park were invested in GP 15 and GP 16 effective February 1, 2011.

Through their respective Trading Companies, Rabar Market Research, Inc. (“Rabar”), EMC Capital Management, Inc. (“EMC”), Eckhardt Trading Company (“ETC”), Graham Capital Management, L.P. (“Graham”), Welton Investment Corporation (“Welton”), Winton Capital Management Limited (“Winton”), Global Advisors Jersey Limited (“Global Advisors”), Transtrend B.V. (“Transtrend”), Quantitative Investment Management LLC (“QIM”), Revolution Capital Management, LLC (“RCM”), Sunrise Capital Partners, LLC (“Sunrise”) and Amplitude Capital International Limited (“Amplitude”), and, effective February 1, 2011, Alder Capital Limited (“Alder”) and Denali Asset Management LLLP (“Denali”) serve as Grant Park’s commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of December 31, 2010, the general partner allocated Grant Park’s net assets through the respective Trading Companies among its core trading advisors EMC, Winton and Welton, and non-core trading advisors Rabar, ETC, Graham, Global Advisors, Transtrend, QIM, RCM, Sunrise and Amplitude. No more than twenty percent of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

Grant Park utilizes MF Global, Inc., UBS Securities LLC and Newedge USA LLC as its clearing brokers. The general partner may retain additional or substitute clearing brokers for Grant Park in its sole discretion.

Since its inception and through February 28, 2003, Grant Park offered its beneficial interests exclusively to qualified investors on a private placement basis. Effective June 30, 2003, Grant Park registered up to an aggregate of $200 million of Class A and Class B units pursuant to a Registration Statement on Form S-1 (File No. 333-104317), and began publicly offering both Class A and Class B units for sale. Grant Park subsequently registered up to an additional $200 million in aggregate of Class A and Class B units for sale on a Registration Statement on Form S-1 (File No. 333-113297) on March 30, 2004, and an additional $700 million in aggregate of Class A and Class B units for sale on a Registration Statement of Form S-1 (File No. 333-119338) on December 1, 2004. Effective April 1, 2009, Grant Park registered up to an aggregate of $1,150,000,000 of Legacy 1 Class, Legacy 2 Class, Global Alternative Markets 1 (“Global 1”) Class, Global Alternative Markets 2 (“Global 2”) Class and Global Alternative Markets 3 (“Global 3”) Class units pursuant to Registration Statement on Form S-1 (File No. 333-153862) (the “Registration Statement”). From July 1, 2003 through December 31, 2010, the Fund has raised approximately $1,186,979,000 of new capital and is continuing to offer up to an additional $955,751,000 of units pursuant to the Registration Statement, on a continuous basis at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

As of December 31, 2010, Grant Park had a net asset value of approximately $891.9 million and 24,502 limited partners. As of the close of business on December 31, 2010, the net asset value per unit of the Class A units was $1,488.66, the net asset value of the Class B units was $1,270.86, the net asset value of the Legacy 1 Class units was $1,024.92, the net asset value of the Legacy 2 Class units was $1,019.79, the net asset value of the Global 1 Class units was $984.38, the net asset value of the Global 2 Class units was $978.01 and the net asset value of the Global 3 Class units was $946.02.

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

Regulation

Under the Commodity Exchange Act, as amended (the “Act”), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the “CFTC”). The National Futures Association (the “NFA”), a registered futures association under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, futures commission merchants, introducing brokers and their respective associated persons and floor brokers. The Act requires commodity pool operators, and commodity trading advisors such as Dearborn Capital Management, L.L.C., and commodity brokers or futures commission merchants such as Grant Park’s commodity brokers to be registered and to comply with various reporting and recordkeeping requirements. Dearborn Capital Management L.L.C. and Grant Park’s commodity brokers are members of the NFA. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Act or rules and regulations promulgated thereunder. In the event Dearborn Capital Management L.L.C.’s registration as a commodity pool operator or commodity trading advisor were terminated or suspended, Dearborn Capital Management L.L.C. would be unable to continue to manage the business of Grant Park. Should Dearborn Capital Management L.L.C.’s registration be suspended, termination of Grant Park might result.

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

Fees and Expenses

The following is a summary description of current fees and expenses chargeable to Grant Park:

Recipient	Nature of Payment	Amount of Payment

General Partner	Brokerage Charge	Class A: 7.50%* Class B: 7.95%* Legacy 1 Class: 5.00%* Legacy 2 Class: 5.25%* Global 1 Class: 4.45%* Global 2 Class: 4.70%* Global 3 Class: 6.45%* * Annualized basis.

Recipient	Nature of Payment	Amount of Payment

Counterparties	Dealer Spreads	Grant Park pays its counterparties bid-ask spreads on Grant Park’s non-exchange traded commodity interests.

Trading Advisors	Incentive Fees	Grant Park pays each commodity trading advisor a quarterly incentive fee ranging from 20% to 26% of the new trading profits, if any, achieved on the trading advisor’s allocated net assets as of the end of each calendar quarter.

General Partner	Organization and Offering Expense Reimbursement	Grant Park reimburses the general partner on a monthly basis for its advancement of Grant Park’s organization and offering expenses, up to an amount not to exceed 1.0% per annum of the average month-end net assets of Grant Park.

Third Parties	Operating Expenses; Extraordinary Expenses	Grant Park pays its ongoing operating expenses up to a maximum of 0.25% of Grant Park’s average net assets per year. This includes expenses associated with Grant Park’s SEC reporting obligations. Grant Park also pays any extraordinary expenses it incurs.

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

•

A commodity spot contract is a cash market transaction in which the buyer and seller agree to the immediate purchase and sale of a commodity, usually with a two-day settlement. Spot contracts are not uniform and not exchange-traded.

•	A security futures contract is a futures contract on a single equity security or a narrow-based security index. Security futures contracts are exchange-traded.

ITEM 1A.	RISK FACTORS

Grant Park’s performance, trading activities, operating results, financial condition and net asset value could be negatively impacted by a number of risks and uncertainties, including those outlined below, which may affect the value of your investment in Grant Park. The following list of risk factors should not be considered a comprehensive list of all potential risks and uncertainties relating to Grant Park. You should also refer to the other information included in this Form 10-K, including our consolidated financial statements and related notes for the year ended December 31, 2010, and information incorporated by reference herein.

Market Risks

The commodity interest markets in which Grant Park trades are highly volatile, which could cause substantial losses to Grant Park and may cause you to lose your entire investment.

Commodity interest contracts are highly volatile and are subject to occasional rapid and substantial fluctuations. Consequently, you could lose all or substantially all of your investment in Grant Park should Grant Park’s trading positions suddenly turn unprofitable. The profitability of Grant Park depends primarily on the ability of Grant Park’s trading advisors to predict these fluctuations accurately. Price movements for commodity interests are influenced by, among other things:

•	changes in interest rates;

•	governmental, agricultural, trade, fiscal, monetary and exchange control programs and policies;

•	weather and climate conditions;

•	changing supply and demand relationships;

•	money supply policies and available liquidity;

•	changes in balances of payments and trade;

•	U.S. and international rates of inflation or deflation;

•	currency devaluations and revaluations;

•	U.S. and international political and economic events; and

•	changes in philosophies and emotions of market participants.

The trading advisors’ trading methods (regardless of the nature of the method) may not take account of these factors except as they may be reflected in the technical input data analyzed by the trading advisors.

In addition, governments from time to time intervene, directly and by regulation, in certain markets, often with the intent to influence prices directly. The effects of governmental intervention may be particularly significant at certain times in the financial instrument and currency markets, and this intervention may cause these markets to move rapidly.

For a more detailed discussion of the quantitative and qualitative market risks to which Grant Park is exposed, please read the section entitled, “Quantitative and Qualitative Disclosures About Market Risk.”

Options are volatile and inherently leveraged, and sharp movements in prices could cause Grant Park to incur large losses.

Grant Park may use options on other commodity interests to generate premium income or speculative gains. Options involve risks similar to other commodity interests, in that options are subject to sudden price movements and are highly leveraged and payment of a relatively small purchase price, called a premium, gives the buyer the right to acquire an underlying commodity interest that may have a face value greater than the premium paid. The buyer of an option risks losing the entire purchase price of the option. The writer, or seller, of an option risks losing the difference between the purchase price received for the option and the price of the commodity interest underlying the option that the writer must purchase or deliver upon exercise of the option. There is no limit on the potential loss. Specific market movements of the commodity interests underlying options cannot accurately be predicted. In addition, OTC options present risks in addition to those associated with exchange-traded options, as discussed immediately below.

OTC transactions are subject to little, if any, regulation, which could expose Grant Park to significant losses.

A portion of Grant Park’s assets may be used to trade OTC derivatives, such as forwards, swaps, and OTC option contracts on foreign currencies or other commodities or underlyings. OTC derivatives are typically traded on a principal-to-principal basis through relatively opaque dealer markets that are dominated by major money center and investment banks and other institutions. OTC derivatives are generally not subject to regulation under the Commodity Exchange Act, and thus are not subject to the jurisdiction of the CFTC. As a general matter, regulation under the Commodity Exchange Act prescribes requirements with respect to, for example, trading practices, the segregation of customer funds, minimum capital requirements, antifraud practices and trade reporting (which promotes transparency in pricing). With respect to OTC derivatives, you therefore do not receive the protection of the Commodity Exchange Act or the CFTC in connection with this trading activity by Grant Park. The markets for OTC contracts rely upon the integrity and sophistication of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. The absence of regulation in these markets could expose Grant Park in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.

OTC transactions may be subject to the risk of counterparty default, which could cause substantial losses.

Grant Park also faces the risk of non-performance by the counterparties to OTC derivatives contracts. Unlike transactions in futures contracts, the counterparty to an OTC derivatives contract is generally a single bank or other financial institution, rather than a centralized clearing house. As a result, there is significant counterparty credit risk in these transactions. Such credit risk may take the form of a payment default by a counterparty or the filing of bankruptcy, insolvency or similar action by a counterparty. Counterparty risk has recently intensified, as evidenced by the failure of Bear Stearns, the bankruptcy of Lehman Brothers and the federal bail-out of AIG. The risk of a counterparty default is substantial and could cause significant losses to Grant Park in the event that such a default were to occur.

Historically, the only OTC derivatives in which Grant Park has invested are in the forward, option and spot foreign currency markets. Grant Park’s investment in these transactions historically has ranged from approximately 0% to 20% of its assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Risk” and “Quantitative and Qualitative Disclosures About Market Risk.”

Exchanges-of-physicals are subject to risks, which could adversely affect the performance of Grant Park.

Grant Park, through its trading advisors, may engage in exchanges of futures for physicals (“EFPs”). An EFP is a transaction permitted under the rules of many futures exchanges in which two parties holding futures positions may close out their positions without making an open, competitive trade on the exchange. Generally, the holder of a short futures position buys the physical commodity, while the holder of a long futures position sells the physical commodity. The prices at which these transactions are executed are negotiated between the parties, and thus may not be consistent with quoted market prices. Regulatory changes, such as limitations on price or types of underlying interests subject to an EFP, may in the future prevent EFPs, which could adversely affect the performance of Grant Park.

Trading forex contracts is subject to substantial and unique risks, and the risk of loss is substantial.

The prices of forex contracts can be highly volatile and the risk of loss in forex trading can be substantial. Forex transactions are not traded on an exchange and the funds deposited with the counterparty for forex transactions will not receive the same protections as funds used to margin or guarantee exchange-traded derivatives. If the counterparty becomes insolvent and a client has a claim for amounts deposited or profits earned on transactions with the counterparty, the client’s claim may not receive a priority. Without a priority, the client is a general creditor and the client’s claim will be paid, along with the claims of other general creditors, from any monies still available after priority claims are paid. Even customer funds that the counterparty keeps from its own operating funds may not be safe from the claims of other general and priority claims. The high degree of leverage that is often obtainable in forex trading can work against clients as well as for clients. The use of leverage can lead to large losses as well as gains, including losses in excess of the amount invested. Because forex transactions do not occur on an exchange and such contracts may be illiquid, it may be difficult or costly to execute a transaction, and the prices of forex contracts may thus be volatile.

Certain of Grant Park’s investments are or could be illiquid, which may increase the risk of loss.

Grant Park may not always be able to liquidate its commodity interest positions at the desired price, particularly with respect to its OTC derivatives. In particular, it may be difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as the financial market turmoil of 2007 – 2009 or a foreign government taking political actions that disrupt the market in its currency or in a major export, can also make it difficult and costly to liquidate a position. Alternatively, limits imposed by futures exchanges or other regulatory organizations, such as speculative position limits and daily price fluctuation limits, may contribute to a lack of liquidity with respect to some commodity interests. Moreover, in the OTC derivatives markets, liquidation may only occur upon contract maturation or when the contract is assigned to another party, which is likely to present additional costs.

Unexpected market illiquidity may cause substantial losses to investors at any time or from time to time. The large face value of the positions that the trading advisors will acquire for Grant Park increases the risk of illiquidity by both making its positions more difficult to liquidate at favorable prices and increasing the losses incurred while trying to do so. See “Quantitative and Qualitative Disclosures About Market Risk.”

Cash flow needs may cause positions to be closed which may cause substantial losses.

Certain trading advisors may trade options on futures. Futures contract gains and losses are marked-to-market daily for purposes of determining margin requirements. Option positions generally are not marked-to-market daily, although short option positions will require additional margin if the market moves against the position. Due to these differences in margin treatment between futures and options, there may be periods in which positions on both sides must be closed down prematurely due to short term cash flow needs. If this occurs during an adverse move in a spread or straddle relationship, then a substantial loss could occur.

The units are subject to restrictions on redemption and transfer, which may prevent you from redeeming or transferring your units when you desire to do so and may increase your risk of loss.

There is not likely to be a secondary market for Grant Park’s units. While the units have redemption rights, there are restrictions. For example, investors in the units are prohibited from redeeming such units for three months following the subscription for units. Global 3 Class units that are redeemed after the three-month lock-up period, but before the one-year anniversary of the subscription for the units will be subject to an early redemption fee of up to 1.5% of the net asset value at which such units are redeemed. Additionally, redemptions can occur only monthly. Transfers of units are permitted only with the prior written consent of the general partner, provided that conditions specified in the limited partnership agreement are satisfied. Such restrictions may prevent you from redeeming or transferring your units when you desire to do so. In the event that Grant Park is subject to rapid and substantial losses, the inability to immediately redeem or transfer your units may increase your risk of loss.

An investment in Grant Park may not diversify an overall portfolio.

Historically, managed futures have been generally non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the performance of futures and other commodity interest transactions, on the one hand, and stocks or bonds, on the other hand. Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. Because of this non-correlation, Grant Park cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa. If, however, during a particular period of time, Grant Park’s performance moves in the same general direction as the general financial markets or Grant Park does not perform successfully, you will obtain little or no diversification benefits during that period from an investment in the units. In such a case, Grant Park may have no gains to offset your losses from other investments, and you may suffer losses on your investment in Grant Park at the same time as losses on your other investments are increasing. This was the case, for example, during the first quarter of 1994, when Grant Park yielded a loss of approximately 3.66% while the Standard & Poor’s 500 Index yielded a loss of approximately 3.79%. You should therefore not consider Grant Park to be a hedge against losses in your core stock and bond portfolios.

Trading in international markets exposes Grant Park to credit and regulatory risk.

A substantial portion of Grant Park’s trades have in the past and are expected in the future to continue to take place on markets or exchanges outside of the United States. There is no limit to the amount of Grant Park assets that may be committed to trading on non-U.S. markets, and historically, as much as approximately 30% to 60% of Grant Park’s overall market exposure has involved positions taken on non-U.S. markets. The risk of loss in trading non-U.S. commodity interests contracts can be substantial. Participation in non-U.S. commodity interests involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade. Some of these non-U.S. markets, in contrast to U.S. markets, are so-called principals’ markets in which performance is the responsibility only of the individual counterparty with whom the trader has entered into a commodity interest transaction, not of the exchange or clearing house. In these kinds of markets, Grant Park will be subject to the risk of bankruptcy, insolvency, payment failure or other failures or refusals to perform by the counterparty. Moreover, many of these non-U.S. markets are unregulated, which means that Grant Park may have no or limited recourse in the event of such failures or refusals.

Some non-U.S. markets present additional risk, because they are not subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA or any domestic exchange regulates activities of any foreign boards of trade or exchanges outside of the United States, including the execution, delivery and clearing of transactions, nor has the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws. Similarly, the rights of market participants, such as Grant Park, in the event of the insolvency or bankruptcy of a non-U.S. market or broker or principal are also likely to be substantially more limited than in the case of U.S. markets or brokers. As a result, Grant Park has less legal and regulatory protection than it does when it trades domestically.

Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

Grant Park’s international trading may expose it to losses resulting from non-U.S. exchanges that are less developed or less reliable than U.S. exchanges.

Some non-U.S. exchanges also may be in a more developmental stage so that prior price histories may not be indicative of current price dynamics. In addition, Grant Park may not have the same access to certain positions on foreign trading exchanges as do local traders, and the historical market data on which the trading advisors base their strategies may not be as reliable or accessible as it is in the United States.

Grant Park’s international trading activities subject it to foreign exchange risk.

The price of any non-U.S. commodity interests and, therefore, the potential profit and loss on such contract, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to Grant Park even if the contract traded is profitable.

Trading in exchange-traded derivatives is a zero sum economic activity, unlike stocks and bonds.

Trading in exchange-traded derivatives is a zero-sum economic activity in which for every gain there is an equal and offsetting loss, disregarding transaction costs. This distinguishes the market in exchange-traded derivatives from a typical stock or bond investment, where there is an expectation of, in the case of bonds, constant yields, or, in the case of equity, participation over time in general economic growth. Grant Park may incur major losses while stock and bond prices rise substantially in a prospering economy.

Recent and ongoing market disruptions and government intervention could have a material impact on Grant Park’s ability to implement trading strategies.

World financial markets have experienced widespread and systemic disruptions since the fourth quarter of 2007 which have produced unprecedented government reaction and intervention. Such intervention has in certain instances occurred on an “emergency” basis without giving market participants an opportunity to adapt their trading strategies or undertake risk management for their existing positions. Given the breadth of impact and the speed with which such government action has sometimes occurred, these interventions have also tended to increase uncertainty in various markets and, although perhaps, unintentionally, contributed to overall market instability. This situation has been compounded by the sometimes apparent inconsistency with which government action has been formulated and applied. Such inconsistency has had a further destabilizing effect on world financial markets, all of which have tended to reduce liquidity in many of these markets.

Several countries have imposed limitations or complete prohibitions on selected types of trading strategies, making such trading either increasingly difficult or impossible. Any continuing regulatory limitations on selected trading strategies which result as a response to market disruptions could have a materially adverse impact on Grant Park’s ability to implement certain trading methods or allocate to trading advisors who employ such methods. To date, none of the aforementioned risks have impacted Grant Park. It is impossible to predict what impact such disruptions and interventions may have on Grant Park’s future efforts. However, the general partner believes that there is a strong likelihood of increased regulation of the financial markets occurring in the future.

Trading Risks

Grant Park will be highly leveraged, which means that sharp declines in price could lead to large losses.

Because the amount of margin funds necessary to be deposited with a clearing broker to enter into a futures or forward contract position is typically about 2% to 10% of the total value of the contract, the general partner can hold positions in Grant Park’s account with face values equal to several times Grant Park’s net assets. The ratio of margin to equity is typically 8% to 15%, but can range from 5% to 33%. As a result of this leveraging, even a small movement in the price of a contract can cause major losses. Any purchase or sale of a futures or forward contract may result in losses that substantially exceed the amount invested in the contract. For example, if $2,200 in margin is required to hold one U.S. Treasury bond futures contract with a face value of $100,000, a $2,200 decrease in the value of that contract could, if the contract is then closed out, result in a complete loss of the margin deposit, not even taking into account deductions of fees and/or commissions. Severe short-term price declines could, therefore, force the liquidation of open positions with large losses.

There are disadvantages to making trading decisions based on technical analysis.

The trading advisors base their trading decisions primarily on trading strategies that use mathematical analyses of technical factors relating to past market performance. The buy and sell signals generated by a technical, trend-following trading strategy are derived from a study of actual daily, weekly and monthly price fluctuations, volume variations and changes in open interest in the markets. The profitability of any technical, trend-following trading strategy depends upon the occurrence in the future of significant, sustained price moves in some of the markets traded. A danger for trend-following traders is whip-saw markets, that is, markets in which a potential price trend may start to develop but reverses before an actual trend is realized. A pattern of false starts may generate repeated entry and exit signals in technical systems, resulting in unprofitable transactions. In the past, there have been prolonged periods without sustained price moves. Presumably these periods will continue to occur. Periods without sustained price moves may produce substantial losses for trend-following trading strategies. Further, any factor that may lessen the prospect of these types of moves in the future, such as increased governmental control of, or participation in, the relevant markets, may reduce the prospect that any trend-following trading strategy will be profitable in the future.

The risk management approaches of one or all of the trading advisors may not be effective.

The mechanisms employed by each trading advisor to monitor and manage the risks associated with its trading activities on behalf of Grant Park may not succeed in mitigating all identified risks. For example, even if a trading advisor utilizes predetermined stop-loss levels for a position as part of its risk management approach, such stop-loss orders may not necessarily limit losses, since they become market orders upon execution. As a result, the order may not be executed at the stop-loss price, resulting in a loss in excess of the loss that would have been incurred if the order had been executed at the stop-loss price. Even if a trading advisor’s risk management approaches are fully effective, it cannot anticipate all risks that it may face. To the extent one or more of the trading advisors fails to identify and adequately monitor and manage all of the risks associated with its trading activities, Grant Park may suffer losses.

Increased competition from other systematic and technical trading systems could reduce the trading advisors’ profitability.

There has been a dramatic increase over the past quarter century in the amount of assets managed by systematic and technical trading systems like that of the trading advisors. Assets in managed futures, for example, have grown from approximately $300 million in 1980 to over $266 billion in December 2010. This means increased trading competition among a larger number of market participants for transactions at favorable prices, which could operate to the detriment of Grant Park by preventing Grant Park from affecting transactions at its desired price. It may become more difficult for Grant Park to implement its trading strategy if other commodity trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate commodity interest positions.

Speculative position limits and daily price fluctuation limits may alter trading decisions for Grant Park.

The CFTC and U.S. exchanges have established limits or position accountability limits, known as speculative position limits, on the maximum net long or net short positions that any person may hold or control in certain exchange-traded derivatives. All accounts controlled by a particular trading advisor are combined for speculative position limit purposes. If positions in those accounts were to approach the level of the particular speculative position limit, or if prices were to approach the level of the daily limit, these limits could cause a modification of the particular trading advisor’s trading decisions or force liquidation of certain futures or options on futures positions. If one or more of Grant Park’s trading advisors must take either of these actions, Grant Park may be required to forego profitable trades or strategies.

Increases in assets under management of any of the trading advisors may affect trading decisions, which could have a detrimental effect on your investment.

In general, with the exception of QIM, none of the trading advisors intends to limit the amount of additional equity of Grant Park that it may manage, and each will continue to seek major new accounts. The more equity a trading advisor manages, the more difficult it may be for it to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance and of managing risk associated with larger positions. QIM, for example, recently informed the general partner that it may limit the amount of additional assets that it manages. Accordingly, future increases in equity under management may require a trading advisor to modify its trading decisions for Grant Park or may cause the general partner to add additional trading advisors, either of which could have a detrimental effect on your investment.

The use of multiple trading advisors may result in offsetting or opposing trading positions and may also require one trading advisor to fund the margin requirements of another trading advisor.

The use of multiple trading advisors may result in developments or positions that adversely affect Grant Park’s net asset value. For example, because the trading advisors will be acting independently, Grant Park could buy and sell the same futures contract, thereby incurring additional expenses but with no net change in its holdings. The trading advisors also may compete, from time to time, for the same trades or other transactions, increasing the cost to Grant Park of making trades or transactions or causing some of them to be foregone altogether. Moreover, even though each trading advisor’s margin requirements ordinarily will be met from that trading advisor’s allocated net assets, one trading advisor may incur losses of such magnitude that Grant Park is unable to meet margin calls from the allocated net assets of that trading advisor. In this event, Grant Park’s clearing brokers may require liquidations and contributions from the allocated net assets of another trading advisor.

The trading advisors’ trading programs bear some similarities and, therefore, may lessen the benefits of having multiple trading advisors.

Some of the trading advisors initially received their trading experience under the guidance of the same individual. However, each trading advisor has, over time, developed and modified the program it will use for Grant Park. Nevertheless, the trading advisors’ trading programs have some similarities. These similarities may, in fact, mitigate the positive effect of having multiple trading advisors. For example, in periods where one trading advisor experiences a draw-down, it is possible that these similarities will cause the other trading advisors to also experience a draw-down.

Each trading advisor advises other clients and may achieve more favorable results for its other accounts.

Each trading advisor manages other trading accounts and each will remain free to manage additional accounts, including its own accounts, in the future. A trading advisor may vary the trading strategies applicable to Grant Park from those used for its other managed accounts, or its other managed accounts may impose a different cost structure than that of the Series for which it trades. Consequently, the results any trading advisor achieves for Grant Park may not be similar to those achieved for other accounts managed by the trading advisor or its affiliates at the same time. Moreover, it is possible that those other accounts managed by the trading advisor or its affiliates may compete with Grant Park for which it trades for the same or similar positions in the commodity interest markets and that those other accounts may make trades at better prices than Grant Park.

A trading advisor may also have a financial incentive to favor other accounts because the compensation received from those other accounts exceeds, or may in the future exceed, the compensation that it receives from managing the account of Grant Park. Because records with respect to other accounts are not accessible to investors of Grant Park, investors will not be able to determine if any trading advisor is favoring other accounts.

Turnover may be high, which could result in higher brokerage commissions and transaction fees and expenses.

Each trading advisor will make certain trading decisions on the basis of short-term market considerations. The portfolio turnover rate may be substantial at times, either due to such decisions or to “whip-saw” market conditions, and could result in Grant Park incurring substantial brokerage commissions and other transaction fees and expenses.

Grant Park’s positions may be concentrated from time to time, which may render Grant Park susceptible to larger losses than if Grant Park were more diversified.

One or more of the trading advisors may from time to time cause Grant Park to hold a few, relatively large positions in relation to its assets. Consequently, a loss in any such position could result in a proportionately greater loss to Grant Park than if Grant Park’s assets had been spread among a wider number of instruments.

Trend following and pattern recognition can be risky.

Grant Park is a multiple-manager fund which employs several trading advisors, all employing proprietary, systematic trend following and pattern recognition systems in various forms. Grant Park’s trading advisors aim to exploit the tendency of markets to either trend or exhibit repeated patterns over time through the use of their proprietary systematic trading systems. These systems are strictly adhered to in all market scenarios. Since trend following is a reactive trading strategy rather than a predictive one, positions are entered into or exited from in reaction to price movement; there is no prediction of future price. Pattern recognition looks to predict price movement based on historic repeatable price patterns. If the trend or patterns are not confirmed, the position will be exited on a stop. However, if the trend or patterns are confirmed, positions may be increased depending on the momentum of the trend. Trends or patterns are not generally discovered until they are well established and not exited from until they are over. Because we do not know which markets will trend or when the trend will begin or whether patterns will reoccur, the mechanisms are there to identify and capture the developing trends or patterns as they occur. It is this willingness to allow a trend or pattern to run its course and eventually reverse that can lead to gains in any particular market.

The inability of Grant Park to access, or the failure of, electronic trading and order routing systems may adversely affect Grant Park’s trading.

Grant Park may, from time to time, trade on electronic trading and order routing systems, which differ from traditional open outcry pit trading and manual order routing methods. Transactions using an electronic system are subject to the rules and regulations of the exchanges offering the system or listing the contract. Characteristics of electronic trading and order routing systems vary widely among the different electronic systems with respect to order matching procedures, opening and closing procedures and prices, error trade policies and trading limitations or requirements. There are also differences regarding qualifications for access and grounds for termination and limitations on the types of orders that may be entered into the system. Each of these matters may present different risk factors with respect to trading on or using a particular system. Each system may also present risks related to system access, varying response times and security. In the case of internet-based systems, there may be additional risks related to service providers and the receipt and monitoring of electronic mail.

Trading through an electronic trading or order routing system is also subject to risks associated with system or component failure. In the event of system or component failure, it is possible that for a certain time period, it might not be possible to enter new orders, execute existing orders or modify or cancel orders that were previously entered. System or component failure may also result in loss of orders or order priority. Some contracts offered on an electronic trading system may be traded electronically and through open outcry during the same trading hours. Exchanges offering an electronic trading or order routing system and listing the contract may have adopted rules to limit their liability, the liability of futures brokers and software and communication system vendors and the amount that may be collected for system failures and delays. These limitations of liability provisions vary among the exchanges.

Operating Risks

Past performance is not necessarily indicative of future performance.

You should not rely for predictive purposes on the record to date of Grant Park, the general partner or any of the trading advisors. Likewise, you should not assume that any trading advisor’s future trading decisions will create profit, avoid substantial losses or result in performance comparable to that trading advisor’s past performance. Trading advisors may alter their strategies from time to time, and their performance results in the future may materially differ from their prior trading records. Moreover, the technical analysis employed by the trading advisors may not take into account the effect of economic or market forces or events that may cause losses to Grant Park. Furthermore, the general partner, in its discretion, may terminate any of the trading advisors or change the allocation of assets among the trading advisors, which could cause a substantial change in Grant Park’s future performance.

Grant Park pays substantial fees and expenses regardless of profitability.

Grant Park pays brokerage charges, organization and offering expenses, ongoing operating expenses and OTC dealer spreads, in all cases regardless of whether Grant Park’s activities are profitable. In addition, Grant Park pays its trading advisors an incentive fee based on a percentage of Grant Park’s trading profits earned on Grant Park’s net assets allocated to that trading advisor. It is possible that Grant Park could pay substantial incentive fees to one or more trading advisors in a year in which Grant Park has no net trading profits or in which it actually loses money. Accordingly, Grant Park must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit.

Grant Park may incur higher fees and expenses upon renewing existing or entering into new contractual relationships.

The clearing arrangements between the clearing brokers and Grant Park generally are terminable by the clearing brokers once the clearing broker has given Grant Park notice. Upon termination, the general partner may be required to renegotiate or make other arrangements for obtaining similar services if Grant Park intends to continue trading in commodity interest contracts at its present level of capacity. The services of MF Global, Newedge USA, UBS Securities or an additional or substitute clearing broker may not be available, or even if available, these services may not be available on terms as favorable as those of the expired or terminated clearing arrangements.

Likewise, upon termination of any of the advisory contracts entered into between Grant Park and each trading advisor, the general partner may be required to renegotiate the contracts or make other arrangements for obtaining commodity trading advisory services. The services of the particular trading advisor may not be available, or these services may not be available on terms as favorable as those contained in the expired or terminated advisory contract. There is severe competition for the services of qualified commodity trading advisors, and the general partner may not be able to retain replacement or additional trading advisors on acceptable terms. This could result in losses to Grant Park and/or the inability of Grant Park to achieve its investment objectives. Moreover, if an advisory contract is renegotiated or additional or substitute trading advisors are retained by the general partner on behalf of Grant Park, the fee structures of the new or additional arrangements may not be as favorable to Grant Park as are those currently in place.

The incentive fees could be an incentive to the trading advisors to make riskier investments.

Each trading advisor employs a speculative strategy for Grant Park and certain trading advisors receive incentive fees based on the trading profits earned by it for Grant Park. Accordingly, these trading advisors have a financial incentive to make investments that are riskier than might be made if Grant Park’s assets were managed by a trading advisor that did not receive performance-based compensation.

You will not participate in the management of Grant Park.

You will only have limited voting rights with respect to Grant Park’s affairs, which rights will not permit you to participate in the management or control of Grant Park or the conduct of its business. You must therefore rely upon the fiduciary responsibility and judgment of the general partner to manage Grant Park’s affairs in the best interests of the limited partners.

An unanticipated number of redemption requests during a short period of time could have an adverse effect on the net asset value of Grant Park.

If a substantial number of requests for redemption are received by Grant Park during a relatively short period of time, Grant Park may not be able to satisfy the requests from funds not committed to trading. As a consequence, it could be necessary to liquidate positions in Grant Park’s trading positions before the time that the trading advisors’ trading strategies would dictate liquidation. If this were to occur, it could affect adversely the net asset value per unit of each class, not only for limited partners redeeming units but also for nonredeeming limited partners.

Conflicts of interest exist in the structure and operation of Grant Park.

Mr. Kavanagh, who indirectly controls and is president of the general partner, has a conflict of interest with Grant Park, because an entity controlled by him occasionally receives from MF Global, one of Grant Park’s clearing brokers and additional selling agents, compensation for trades introduced to and cleared through MF Global. This compensation is unrelated to the trading activities of Grant Park. He therefore may have a disincentive to cause the general partner to terminate or replace MF Global even if such replacement is in Grant Park’s best interest.

MF Global and an affiliate of one of Grant Park’s other clearing broker, UBS Securities, also serve as Grant Park’s selling agents, so the general partner may be inclined not to replace or terminate MF Global or UBS Securities as clearing broker if it believes that this will adversely affect MF Global’s or UBS’ efforts as selling agent. MF Global’s and UBS’ dual roles may also give rise to a conflict in that as a selling agent it may have a disincentive to advise potential investors against investing in Grant Park or to advise existing investors to cause Grant Park to redeem their units, in either case in the best interests of the investors, because to do so would reduce Grant Park’s assets and in turn the compensation paid to MF Global and UBS Securities as clearing broker.

The general partner, the trading advisors and their respective principals, all of which are engaged in other investment activities, are not required to devote substantially all of their time to Grant Park’s business, which also presents the potential for numerous conflicts of interest with Grant Park. In the case of the trading advisors, for example, it is possible that other accounts managed by the trading advisor or its affiliates may compete with Grant Park for the same or similar trading positions, which may cause Grant Park to obtain prices that are less favorable than those obtained for the other accounts. The trading advisors may also take positions in their proprietary accounts that are opposite to or ahead of Grant Park’s account. Trading ahead presents a conflict because the trade executed first may receive a more favorable price than the later trade.

As a result of these and other relationships, parties involved with Grant Park have a financial incentive to act in a manner other than in the best interests of Grant Park and its limited partners. The general partner has not established, and has no plans to establish, any formal procedures to resolve these and other conflicts of interest. Consequently, there is no independent control over how the general partner will resolve these conflicts on which investors can rely in ensuring that Grant Park is treated equitably, except that the general partner will resolve each conflict in light of its fiduciary responsibility for the safekeeping and use of all funds and assets of Grant Park.

Certain of Grant Park’s investments may have no readily available market value, and there is a risk that the value attributed to such investments will not be realized upon disposition.

The general partner will determine the fair market value of Grant Park’s investments if a readily available market value does not exist. The value determined by the general partner may not necessarily reflect the liquidation value of such investments. Accordingly, if Grant Park is required to liquidate any such investment in order to meet redemption requests or margin calls, there is no assurance that the fair market value, as determined by the general partner, or any other value attributed to the investment, will be realized upon disposition. Thus, if you withdraw all of your capital at a time when Grant Park holds such investments, the amount received by you will depend on the value of Grant Park’s investments as determined by the general partner. In valuing Grant Park’s assets, the general partner may rely on valuations and other reports received from third parties, including advisors to Grant Park. The general partner shall not be responsible for verifying the accuracy of such reports. In no event shall the general partner incur any liability for any determination made, or other action taken or omitted, in good faith. All determinations of values by the general partner shall be final and conclusive as to all limited partners.

The failure or bankruptcy of one of its clearing brokers could result in a substantial loss of Grant Park’s assets.

Under CFTC regulations, a clearing broker maintains customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as Grant Park, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. Grant Park also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which commodity interest contracts are traded.

From time to time, the clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business. A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear Grant Park’s trades.

You will only be able to review Grant Park’s holdings on a monthly basis, which makes Grant Park less transparent than certain other investments.

Although Grant Park calculates net asset value daily and will, upon request, provide such information to limited partners, you will only be able to review Grant Park’s holdings on a monthly basis. The trading advisors make Grant Park’s trading decisions. While the trading advisors receive daily trade confirmations from the clearing brokers of each transaction entered into by Grant Park, Grant Park’s trading results are only reported to investors monthly in summary fashion. Accordingly, an investment in Grant Park does not offer investors the same transparency that a personal trading account offers.

Grant Park’s brokers, futures commission merchants, and trading advisors may cause or be subject to trading errors, which could adversely affect Grant Park’s performance.

While trading advisors will attempt to correct trading errors as soon as they are discovered, none of Grant Park, the general partner, the trading advisors or their service providers will be responsible for poor executions or trading errors committed by brokers, futures commission merchants or the trading advisors themselves. Such trading errors could adversely affect Grant Park’s performance.

Grant Park may terminate before you achieve your investment objective.

Grant Park may terminate, regardless of whether Grant Park has incurred losses, before its stated termination date of December 31, 2027. In particular, Grant Park will terminate if the general partner withdraws and the limited partners fail to elect a substitute general partner, if the general partner is subject to bankruptcy, or upon the occurrence of certain other events as described in the limited partnership agreement. However, no level of losses will require the general partner to terminate Grant Park. Grant Park’s termination would cause the liquidation and potential loss of your investment and could upset the overall maturity and timing of your investment portfolio.

Grant Park is not a regulated investment company.

Grant Park is not an investment company subject to the Investment Company Act of 1940. Accordingly, you do not have the protections afforded by that statute which, for example, requires investment companies to have a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

Litigation could result in substantial additional expenses.

Grant Park could be named as a defendant in a lawsuit or regulatory action arising out of the activities of the general partner or the trading advisors. If this were to occur, Grant Park will bear the costs of defending such suit or action and will be at further risk if its defense is unsuccessful which could result in losses to your investment.

The general partner relies heavily on its key personnel to manage Grant Park’s trading activities.

In managing and directing the day-to-day activities and affairs of Grant Park, the general partner relies heavily on Mr. Kavanagh, Patrick Meehan, the general partner’s chief operating officer, and Maureen O’Rourke, the general partner’s chief financial officer. In the event of the loss of the services of any of these persons, or if any of these individuals is unable to carry out his or her present responsibilities, it may have an adverse effect on the management of Grant Park.

The general partner places significant reliance on the trading advisors and their key personnel.

The general partner relies on the trading advisors to achieve trading gains for Grant Park, allocating to each of them responsibility for, and discretion over, trading of their allocated portions of Grant Park’s assets. The trading advisors, in turn, are dependent on the services of a limited number of persons to develop and refine their trading approaches and strategies and execute Grant Park’s transactions. The loss of the services of any trading advisor’s principals or key employees, or the failure of those principals or key employees to function effectively as a team, may have an adverse effect on that trading advisor’s ability to manage its trading activities successfully or may cause the trading advisor to cease operations entirely, either of which, in turn, could negatively impact Grant Park’s performance. Each of Grant Park’s trading advisors is controlled, directly or indirectly, by one or more individuals, or, in the case of Transtrend, of which 100% of the voting interest is owned by Robeco Netherlands BV, by its managing directors. These individuals are: Paul Rabar at Rabar, Elizabeth Cheval at EMC, William Eckhardt at ETC, David Winton Harding at Winton, Patrick Welton at Welton, Russell Newton at Global Advisors, Johannes P.A. van den Broek and Harold M. De Boer at Transtrend, Jaffrey Woodriff, Michael Geismar and Ryan Vaughan at QIM, Dr. Gary B. Davis at Sunrise, Karsten Schroeder at Amplitude, Mark Caslin at Alder and Scott T. Ramsey at Denali. The death, incapacity or other prolonged unavailability of such individuals likely would greatly hinder these trading advisors’ operations, and could result in their ceasing operations entirely, which could adversely affect the value of your investment in Grant Park.

The general partner may terminate, replace and/or add trading advisors in its sole discretion, which may have an adverse effect on Grant Park’s net asset value.

The general partner may terminate, substitute or retain trading advisors on behalf of Grant Park in its sole discretion. The addition of a new trading advisor and/or the removal of one or more of the current trading advisors may cause disruptions in Grant Park’s trading as assets are reallocated and new trading advisors transition over to Grant Park, which may have an adverse effect on the net asset value of Grant Park.

The general partner’s allocation of the assets of each class of Grant Park among trading advisors may result in less than optimal performance by Grant Park.

The general partner may reallocate assets among the trading advisors upon termination of a trading advisor, retention of a new trading advisor or at the commencement of any month. Consequently, the net assets of Grant Park may be apportioned among the trading advisors in a different manner than the current apportionment. The general partner’s allocation of assets will directly affect the profitability of Grant Park’s trading, possibly in an adverse manner. For example, a trading advisor may experience a high rate of return but may be managing only a small percentage of Grant Park’s net assets. In this case, the trading advisor’s performance could have a minimal effect on the net asset value of Grant Park.

In particular, QIM has recently informed the general partner that it may limit the amount of additional assets that it manages. Accordingly, in the future, the general partner will be limited in its ability to allocate additional Grant Park assets to QIM.

Third parties may infringe or otherwise violate a trading advisor’s intellectual property rights or assert that a trading advisor has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.

Third parties may obtain and use a trading advisor’s intellectual property or technology, including its trade secrets and trading program software, without permission. Any unauthorized use or misappropriation of a trading advisor’s proprietary trades secrets, software and other technology could adversely affect its competitive advantage. Proprietary software and other technology are becoming increasingly easy to duplicate, particularly as employees with proprietary knowledge leave the owner or licensed user of that software or other technology. Each trading advisor may have difficulty monitoring unauthorized uses of its proprietary software and other technology. The precautions it has taken may not prevent misappropriation or infringement of its proprietary software and other technology. Also, third parties may independently develop proprietary software and other technology similar to that of a trading advisor or claim that the trading advisor has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, a trading advisor may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid. Any litigation of this type, even if the trading advisor is successful and regardless of the merits, may result in significant costs, divert its resources from Grant Park, or require it to change its proprietary software and other technology or enter into royalty or licensing agreements.

The success of Grant Park depends on the ability of each of the trading advisors’ personnel to accurately implement their trading systems, and any failure to do so could subject Grant Park to losses on such transactions.

The trading advisors’ computerized trading systems rely on the trading advisors’ personnel to accurately process the systems’ outputs and execute the transactions called for by the systems. In addition, each trading advisor relies on its staff to properly operate and maintain its computer and communications systems upon which the trading systems rely. Execution and operation of each trading advisor’s systems is therefore subject to human errors. Any failure, inaccuracy or delay in implementing any of the trading advisors’ systems and executing Grant Park’s transactions could impair its ability to identify profit opportunities and benefit from them. It could also result in decisions to undertake transactions based on inaccurate or incomplete information. This could cause substantial losses on transactions.

Grant Park may experience substantial losses on transactions if a trading advisor’s computer or communications systems fail.

Each trading advisor’s trading activities, including its risk management, depends on the integrity and performance of the computer and communications systems supporting it. Extraordinary transaction volume, hardware or software failure, power or telecommunications failure, a natural disaster or other catastrophe could cause any trading advisor’s computer systems to operate at an unacceptably slow speed or even fail. Any significant degradation or failure of the systems that a trading advisor uses to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities may result in substantial losses on transactions, liability to other parties, lost profit opportunities, damages to the trading advisors’, the general partner’s and Grant Park’s reputations, increased operational expenses and diversion of technical resources.

If a trading advisor, or third parties on which a trading advisor depends, fail to upgrade computer and communications systems, Grant Park’s financial condition could be harmed.

The development of complex communications and new technologies may render the existing computer and communication systems supporting the trading advisors’ trading activities obsolete. In addition, these computer and communications systems must be compatible with those of third parties, such as the systems of exchanges, clearing brokers and the executing brokers used by the trading advisors. As a result, if these third parties upgrade their systems, the trading advisors will need to make corresponding upgrades to continue effectively its trading activities. Grant Park’s future success will depend on each trading advisor’s and third parties’ ability to respond to changing technologies on a timely and cost-effective basis.

Each trading advisor depends on the reliable performance of the computer or communications systems of third parties, such as brokers and futures exchanges, and may experience substantial losses on transactions if they fail.

Each trading advisor depends on the proper and timely function of complex computer and communications systems maintained and operated by the futures exchanges, brokers and other data providers that the trading advisor uses to conduct its trading activities. Failure or inadequate performance of any of these systems could adversely affect the trading advisor’s ability to complete transactions, including its ability to close out positions, and result in lost profit opportunities and significant losses on commodity interest transactions. This could have a material adverse effect on revenues and materially reduce Grant Park’s available capital. For example, unavailability of price quotations from third parties may make it difficult or impossible for a trading advisor to use its proprietary software that it relies upon to conduct its trading activities. Unavailability of records from brokerage firms can make it difficult or impossible for the trading advisor to accurately determine which transactions have been executed or the details, including price and time, of any transaction executed. This unavailability of information also may make it difficult or impossible for the trading advisor to reconcile its records of transactions with those of another party or to accomplish settlement of executed transactions.

The occurrence of a terrorist attack, or the outbreak, continuation or expansion of war or other hostilities could disrupt Grant Park’s trading activity and materially affect Grant Park’s profitability.

The operations of the general partner, the trading advisors, Grant Park, the exchanges, brokers and counterparties with which the general partner, the trading advisors and Grant Park do business, and the markets in which the general partner, the trading advisors and Grant Park do business could be severely disrupted in the event of a major terrorist attack or the outbreak, continuation or expansion of war or other hostilities. The aftermath of the war and continuing reconstruction process in Iraq, global anti-terrorism initiatives and political unrest in the Middle East and Southeast Asia continue to fuel this concern.

Regulation of the commodity interest markets is extensive and constantly changing; future regulatory developments are impossible to predict, but may significantly and adversely affect Grant Park.

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by government and judicial action. In addition, various governments have expressed concern regarding the disruptive effects of speculative trading in the derivatives’ markets and the need to regulate such markets in a comprehensive and prescriptive fashion.

There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in Grant Park or the ability of the trading advisors to continue to implement their respective investment strategies. The effect of any future regulatory change on Grant Park is impossible to predict, but could be substantial and adverse.

Largely in light of the general turmoil that has engulfed the financial markets since late 2007, Congress, the Treasury Department, the CFTC and the SEC, among others, have considered or are considering numerous measures, including but not limited to:

•	Prohibiting or limiting speculative trading generally and with respect to certain products, such as energy derivatives;

•	Imposing reduced speculative position limits;

•	Limiting the ability of market participants to obtain hedge exemptions;

•	Mandating margin requirements with respect to certain products, such as trading in retail forex, and generally seeking to reduce the use of leverage in financial instruments;

•	Imposing substantial regulation upon the OTC derivatives markets, both with respect to products and participants;

•	Abolishing preemption with respect to the regulation of commodity interests, which would allow states to regulate all or certain products;

•	Increasing regulation with respect to futures contracts and possibly subjecting any futures contract based upon a security to regulation by the SEC;

•

Repealing “60/40” tax treatment (i.e., where 60% of gain or loss is long-term capital gain or loss and 40% is short-term capital gain or loss) associated with Internal Revenue Code Section 1256 contracts (e.g., regulated futures contracts, foreign currency contracts, nonequity options, dealer equity options, and dealer securities futures contracts);

•	Consolidating regulatory agencies into a sole regulatory agency with oversight over all commodity interests; and

•	Imposing a “transaction tax” on the purchase or sale of certain commodity interests, including futures and securities.

Foreign market regulators have considered or are considering similar initiatives. Any of these proposals, if enacted, could materially change the structure of the commodity interest markets and adversely impact the ability of Grant Park to trade profitably.

Grant Park is subject to regulatory risk associated with position limits that could adversely affect Grant Park’s operations and profitability.

The CFTC has proposed and is soliciting public comment regarding new rules to implement position limits on energy, metals and agricultural futures contracts. Although Grant Park does not anticipate these limits, if adopted, will affect Grant Park’s current ability to trade, it is possible that the imposition of such limits may in the future have such an effect if the amount of assets Grant Park trades in these instruments increases.

The failure to comply with the USA Patriot Act may subject Grant Park to substantial negative consequences.

Grant Park is subject to the USA Patriot Act of 2001, as amended (the “Patriot Act”). The Patriot Act contains, among other things, provisions intended to safeguard against the laundering of money in the United States by individuals involved in illicit or illegal activities. The Patriot Act places a focus on individuals wishing to invest their money in U.S. ventures, and provides that domestic investment entities (such as Grant Park) that accept money from said individuals must conduct a substantial investigation to ascertain whether prospective investors are, or may be, engaged in illicit or illegal activities. Grant Park and the general partner will be governed by the substantial provisions of the Patriot Act. If the general partner inadvertently admits a prohibited person or entity as an investor in Grant Park, substantial negative consequences to Grant Park could result, including but not limited to the freezing and/or forfeiture of all of the Grant Park’s assets. Grant Park will utilize reasonable efforts to safeguard itself from being used by individuals to disguise their illegal or illicit activities. Despite these efforts, however, there is no guarantee that dishonest individuals will successfully be screened from participating as investors in Grant Park.

Tax Risks

Your tax liability may exceed your cash distributions.

Cash is distributed to limited partners at the sole discretion of the general partner, and the general partner does not currently intend to distribute cash to limited partners. Limited partners nevertheless will be subject to federal income tax on their share of Grant Park’s net income and gain each year, regardless of whether they redeem any units or receive any cash distributions from Grant Park.

You could owe taxes on your share of Grant Park’s ordinary income despite overall losses.

Gain or loss on domestic futures and options on futures as well as on most foreign currency contracts will generally be taxed as capital gains or losses for U.S. federal income tax purposes. Interest income and other ordinary income earned by Grant Park generally cannot be offset by capital losses. Consequently, you could owe taxes on your allocable share of Grant Park’s ordinary income for a calendar year even if Grant Park reports a net trading loss for that year. Also, your ability to deduct particular operating expenses of Grant Park, such as trading advisor consulting and incentive fees, may be subject to limitations for purposes of calculating your federal and/or state and local income tax liability.

Partnership treatment is not assured.

Grant Park has received an opinion of counsel to the effect that, under current U.S. federal income tax law, Grant Park will be treated as a partnership for U.S. federal income tax purposes, provided that (a) at least 90% of Grant Park’s annual gross income has previously consisted of and currently consists of “qualifying income” as defined in the Internal Revenue Code and (b) Grant Park is organized and operated in accordance with its governing agreements and applicable law. The general partner believes it is likely, but not certain, that Grant Park will continue to meet the income test. An opinion of counsel is subject to any changes in applicable tax laws and is not binding on the Internal Revenue Service, any other taxing authority or any court.

If Grant Park were to be treated as an association or publicly traded partnership taxable as a corporation instead of as a partnership for U.S. federal income tax purposes, (1) its net income would be taxed at corporate income tax rates, thereby substantially reducing its profitability, (2) you would not be allowed to deduct your share of losses of Grant Park and (3) distributions to you, other than liquidating distributions, would constitute dividends to the extent of Grant Park’s current or accumulated earnings and profits and would be taxable as such.

There is the possibility of a tax audit.

We cannot assure you that Grant Park’s tax returns will not be audited by a taxing authority or that an audit will not result in adjustments to Grant Park’s returns. Any adjustments resulting from an audit may require each limited partner to file an amended tax return and to pay additional taxes plus interest, which generally is not deductible, and might result in an audit of the limited partner’s own return. Any audit of a limited partner’s return could result in adjustments of non-Grant Park, as well as Grant Park, income and deductions.

Non-U.S. investors may face exchange rate risk and local tax consequences.

Non-U.S. investors should note that the units are denominated in U.S. dollars and that changes in the rates of exchange between currencies may cause the value of their investment to decrease. Non-U.S. investors should consult their own tax advisors concerning the applicable U.S. and foreign tax implications of this investment.

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

ITEM 3.	LEGAL PROCEEDINGS

Grant Park is not a party to any pending material legal proceedings.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for any of Grant Park’s units. All units may be transferred or redeemed subject to the conditions imposed by Grant Park’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”). As of January 31, 2011 there were 381 Class A unit holders, 18,773 Class B unit holders, 177 Legacy 1 Class unit holders, 232 Legacy 2 Class unit holders, 364 Global 1 Class unit holders, 577 Global 2 Class unit holders, 4,182 Global 3 Class unit holders and 43,357.97 Class A units, 495,207.59 Class B units, 6,759.25 Legacy 1 Class units, 8,032.28 Legacy 2 Class units, 11,727.39 Global 1 Class units, 20,871.59 Global 2 Class units and 165,366.95 Global 3 Class units outstanding.

Dearborn Capital Management L.L.C. has sole discretion in determining what distributions, if any, Grant Park will make to its unit holders. Grant Park has not made any distributions as of the date hereof.

Class A and Class B units are no longer being offered. Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. Sales of the Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class, units during the fourth quarter 2010 were as follows:

Units	October	November	December

Legacy 1 Class Units
Units sold	66.63	64.34	150.63
Net asset value	$960.67	$1,002.43	$979.21
Legacy 2 Class Units
Units sold	372.69	292.83	456.77
Net asset value	$956.84	$998.12	$974.77
Global 1 Class Units
Units sold	251.00	756.83	726.94
Net asset value	$936.26	$970.90	$950.26
Global 2 Class Units
Units sold	894.01	593.63	720.35
Net asset value	$930.92	$965.15	$944.44
Global 3 Class Units
Units sold	7,064.85	6,748.07	13,522.92
Net asset value	$904.51	$936.28	$914.95

The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Issuer Purchases of Equity Securities

The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended December 31, 2010.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)

10/01/10 through 10/31/10	101.06	$1,461.22	6,294.98	$1,248.74	32.95	$1,002.43	131.55	$998.12	—	$970.90	146.65	$965.15	1,291.02	$936.28	7,998.21	(2)

11/01/10 through 11/30/10	288.37	$1,423.54	4,256.79	$1,215.88	55.80	$979.21	—	$974.77	51.92	$950.26	81.85	$944.44	200.61	$914.95	4,935.34	(2)

12/01/10 through 12/31/10	594.57	$1,488.66	4,326.19	$1,270.86	121.47	$1,024.92	67.98	$1,019.79	19.23	$984.38	99.91	$978.01	677.81	$946.02	5,907.16	(2)

Total	984.00	$1,466.76	14,877.96	$1,245.77	210.22	$1,009.26	199.53	$1,005.50	71.15	$959.48	328.41	$963.90	2,169.44	$937.35	18,840.71	(2)

(1)	As previously disclosed, pursuant to the Partnership Agreement, investors in Grant Park may redeem their units for an amount equal to the net asset value per unit at the close of business on the last business day of any calendar month if at least 10 days prior to the redemption date, or at an earlier date if required by the investor’s selling agent, the general partner receives a written request for redemption from the investor. Generally, redemptions are paid in the month subsequent to the month requested. The general partner may permit earlier redemptions in its discretion.
(2)	Not determinable.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data of Grant Park as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 is derived from the consolidated financial statements that have been audited by McGladrey & Pullen, LLP, independent auditors. The financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and with the Partnership’s consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Results from past periods are not necessarily indicative of results that may be expected for any future period.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
Total assets	$926,818,164	$857,602,108	$684,995,026	$467,212,443	$407,930,032
Total partners’ capital	891,912,770	831,270,498	643,595,209	455,685,796	382,252,995
Net gains (losses) from trading	95,986,575	(29,071,663)	127,520,875	57,385,145	37,071,404
Income allocated from Dearborn Select Master Fund, SPC – Winton Segregated Portfolio	—	—	16,714,939	9,417,448	—
Loss allocated from GP 1, LLC*	—	(2,740,621)	—	—	—
Interest income	4,324,858	6,395,208	12,681,834	17,475,172	16,093,168
Total expenses	69,789,098	61,253,534	60,900,881	33,855,319	26,850,877
Net income (loss)	30,522,335	(86,670,610)	96,016,767	50,422,446	26,313,695
Net income (loss) per General Partner & Limited Partner:
Class A Unit	63.46	(145.00)	263.77	148.80	98.75
Class B Unit	46.51	(134.12)	223.70	125.29	82.71
Legacy 1 Class Unit**	58.80	(33.88)	N/A	N/A	N/A
Legacy 2 Class Unit**	55.25	(35.46)	N/A	N/A	N/A
Global 1 Class Unit**	27.56	(43.18)	N/A	N/A	N/A
Global 2 Class Unit**	24.41	(46.40)	N/A	N/A	N/A
Global 3 Class Unit**	6.38	(60.36)	N/A	N/A	N/A
Increase (decrease) in net asset value per General Partner & Limited Partner:
Class A Unit	63.46	(145.00)	260.73	146.87	97.03
Class B Unit	46.51	(134.12)	215.79	120.26	78.14
Legacy 1 Class Unit	58.80	(33.88)	N/A	N/A	N/A
Legacy 2 Class Unit	55.25	(35.46)	N/A	N/A	N/A
Global 1 Class Unit	27.56	(43.18)	N/A	N/A	N/A
Global 2 Class Unit	24.41	(46.40)	N/A	N/A	N/A
Global 3 Class Unit	6.38	(60.36)	N/A	N/A	N/A

The financial results are based on weighted average number of units outstanding during the period.

*	Loss allocated from GP 1, LLC is only for first quarter of 2009.
**	Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units began trading on April 1, 2009.

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents Grant Park’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2010 and 2009. Grant Park’s quarterly financial information for the three-month periods ended March 31, June 30, September 30 and December 31, 2010 and 2009 is unaudited. However, in the opinion of Grant Park, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been made.

	1st Quarter 2010	2nd Quarter 2010	3rd Quarter 2010	4th Quarter 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gains (losses) from trading	$(18,955,723)	$(4,825,945)	$46,966,833	$72,801,410
Net income (loss)	(31,589,409)	(18,428,019)	30,848,206	49,691,557
Net income (loss) per General Partner & Limited Partner:
Class A Unit**	(51.12)	(31.74)	58.30	88.02
Class B Unit**	(45.84)	(29.09)	48.19	73.25
Legacy 1 Class Unit**	(30.46)	(17.28)	42.29	64.25
Legacy 2 Class Unit**	(30.98)	(17.91)	41.19	62.95
Global 1 Class Unit**	(35.84)	(4.03)	19.31	48.12
Global 2 Class Unit**	(36.93)	(4.41)	18.66	47.09
Global 3 Class Unit**	(40.43)	(8.81)	14.11	41.51
Increase (decrease) in net asset value per General Partner & Limited Partner:
Class A Unit	(51.12)	(31.74)	58.30	88.02
Class B Unit	(45.84)	(29.09)	48.19	73.25
Legacy 1 Class Unit	(30.46)	(17.28)	42.29	64.25
Legacy 2 Class Unit	(30.98)	(17.91)	41.19	62.95
Global 1 Class Unit	(35.84)	(4.03)	19.31	48.12
Global 2 Class Unit	(36.93)	(4.41)	18.66	47.09
Global 3 Class Unit	(40.43)	(8.81)	14.11	41.51
Net asset value per General Partner & Limited Partner:
Class A Unit	1,374.08	1,342.34	1,400.64	1,488.66
Class B Unit	1,178.51	1,149.42	1,197.61	1,270.86
Legacy 1 Class Unit	935.66	918.38	960.67	1,024.92
Legacy 2 Class Unit	933.56	915.65	956.84	1,019.79
Global 1 Class Unit	920.98	916.95	936.26	984.38
Global 2 Class Unit	916.67	912.26	930.92	978.01
Global 3 Class Unit	899.21	890.40	904.51	946.02

For the quarters ended June 30, 2009 and September 30, 2009, classes of Grant Park which had a controlling or majority equity interest in a Trading Company were consolidated by two groups of classes (A, B and Legacy class units (“LAB”) and Global class units). At that time, management believed that such presentation was the most meaningful presentation to an investor in Grant Park. Subsequent to filing its September 30, 2010 Form 10-Q, Grant Park considered published guidance, including the then recently issued final ruling released by the Commodity Futures Trading Commission effective December 9, 2009, 17 CFTC Part 4 Commodity Pool Operator Periodic Account Statements and Annual Financial Reports, which distinguished between series and multi-class funds with a limitation on liability among such different series or classes of a fund compared to series and multi-class funds that are not structured with a limitation on liability among the different series or classes. The ruling states that the periodic account statements and annual report of a fund structured without a limitation on liability among its different series or classes should include information for the fund as a whole as well as for each series or class. Grant Park’s two groups of classes of units (LAB and Global units) were not intended to separate or segregate the assets and liabilities of one class from another. Accordingly, pursuant to this ruling, Grant Park has presented consolidated financial statements for the fund as a whole as of and for the quarter ended December 31, 2009 and for the year then ended, as well as for each period in 2010 and for the year then ended.

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

Introduction

Grant Park is a multi-advisor commodity pool organized to pool assets of its investors for purpose of trading in the U.S. and international spot and derivatives markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities and underliers. Grant Park has been in continuous operation since it commenced trading on January 1, 1989. Grant Park’s general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C., an Illinois limited liability company. The managing member of Dearborn Capital Management, L.L.C. is Dearborn Capital Management, Ltd., an Illinois corporation whose majority shareholder is David M. Kavanagh.

Organization of Grant Park

Grant Park invests through different commodity trading advisors retained by the general partner. However, instead of each trading advisor maintaining a separate account in the name of Grant Park the assets of Grant Park are invested in various trading companies, each of which is organized as a limited liability company. Each trading company allocates those assets to one of the commodity trading advisors retained by the general partner.

The following is a list of the Trading Companies, for which Grant Park is the sole member and all of which were organized as Delaware limited liability companies:

GP 1, LLC (“GP 1”)	GP 7, LLC (“GP 7”)	GP 12, LLC (“GP 12”)
GP 3, LLC (“GP 3”)	GP 8, LLC (“GP 8”)	GP 14, LLC (“GP 14”)
GP 4, LLC (“GP 4”)	GP 9, LLC (“GP 9”)	GP 15, LLC (“GP 15”)
GP 5, LLC (“GP 5”)	GP 10, LLC (“GP 10”)	GP 16, LLC (“GP 16”)
GP 6, LLC (“GP 6”)	GP 11, LLC (“GP 11”)

Assets of Grant Park were invested in GP 15 and GP 16 effective February 1, 2011.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors retained by the general partner. Rabar, EMC, ETC, Graham, Winton, Welton, Global Advisors, Transtrend, QIM, RCM, Sunrise and Amplitude and, effective February 1, 2011, Alder and Denali, serve as Grant Park’s commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of December 31, 2010, the general partner allocated Grant Park’s net assets through the respective Trading Companies among its core trading advisors EMC, Winton and Welton and non-core trading advisors Rabar, ETC, Graham, Global Advisors, Transtrend, QIM, RCM, Sunrise and Amplitude. No more than twenty percent of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of December 31, 2010:

	Amplitude	EMC	ETC	Global Advisors	Graham	QIM	Rabar	RCM	Sunrise	Transtrend	Welton	Winton
Class A	X	X	X	X	X	X	X	X	X	X	X	X
Class B	X	X	X	X	X	X	X	X	X	X	X	X
Legacy 1	X	X	X	X	X	X	X	X	X	X	X	X
Legacy 2	X	X	X	X	X	X	X	X	X	X	X	X
Global 1	X	X	X		X	X		X	X	X		X
Global 2	X	X	X		X	X		X	X	X		X
Global 3	X	X	X		X	X		X	X	X		X

The trading advisors for the Legacy 1 Class and Legacy 2 Class units pursue a technical trend trading philosophy, which is the same trading philosophy the trading advisors have historically used for the Class A and Class B units. The trading advisors for the Global 1 Class, Global 2 Class and Global 3 Class units pursue technical trend trading philosophies, as well as pattern recognition philosophies focused on relatively shorter timeframes than the Legacy 1 Class and Legacy 2 Class units.

The general partner may, in its sole discretion, reallocate assets among the trading advisors upon termination of a trading advisor or retention of any new trading advisors, or at the commencement of any month.

Critical Accounting Policies

Grant Park’s most significant accounting policy is the valuation of its assets invested in other commodity investment pools and in U.S. and international futures and forward contracts, options contracts, other interests in commodities, and fixed income products. The majority of these investments are exchange-traded contracts, valued based upon exchange settlement prices. The remainder of its investments are non-exchange-traded contracts with valuation of those investments based on third-party quoted dealer values on the Interbank market and fixed income products including U.S. Government-sponsored enterprises and commercial paper, which are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market. With the valuation of the investments easily obtained, there is little or no judgment or uncertainty involved in the valuation of investments, and accordingly, it is unlikely that materially different amounts would be reported under different conditions using different but reasonably plausible assumptions.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Grant Park’s significant accounting policies are described in detail in Note 1 of the consolidated financial statements.

Grant Park is the sole member of each of the Trading Companies. The Trading Companies, in turn, are the only members of GP Cash Management, LLC. Grant Park presents consolidated financial statements which include the accounts of the Trading Companies and GP Cash Management, LLC. All material inter-company accounts and transactions are eliminated in consolidation. Recent FASB guidance under FASB ASC 810 establishes accounting and reporting requirements for noncontrolling interests, which Grant Park previously referred to as minority interests. This guidance requires noncontrolling interests to be reported as a component of partners’ capital on the consolidated statement of financial condition and the amount of net income (loss) attributable to noncontrolling interests to be identified on the consolidated statement of operations.

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

Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market. U.S. Government securities, U.S. Government-sponsored enterprises and commercial paper are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market. These financial instruments are classified in Level 1 of the fair value hierarchy.

Grant Park values certificates of deposit at face value plus accrued interest, which approximates fair value, and these financial instruments are classified in Level 2 of the fair value hierarchy. Grant Park values forward contracts based on third-party quoted dealer values on the Interbank market and forward contracts are classified in Level 2.

The following table presents Grant Park’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2		Level 3		Total
Assets
Equity in brokers’ trading accounts
U.S. Government securities	$98,441,357	$		$		$98,441,357
Futures contracts*	32,922,417		—		—	32,922,417
Forward contracts*	—		3,038,422			3,038,422
Options on futures contracts*	(4,625)		—			(4,625)
Cash and cash equivalents
Certificates of deposit	—		28,202,983		—	28,202,983
Commercial paper	297,810,795		—		—	297,810,795
Certificates of deposit	—		20,009,468		—	20,009,468
Commercial paper	14,996,133		—		—	14,996,133
U.S. Government-sponsored enterprises	292,555,595		—		—	292,555,595
U.S. Government securities	119,865,174		—		—	119,865,174

*	See the consolidated condensed schedule of investments in the financial statements for further description.

The following table presents Grant Park’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Assets
Equity in brokers’ trading accounts
U.S. Government securities	$89,970,252	$—	$—	$89,970,252
Futures contracts*	13,472,467	—	—	13,472,467
Forward contracts*	542,054	—	—	542,054
Options on futures contracts*	(5,130)	—	—	(5,130)
Cash and cash equivalents
Certificates of deposit	—	20,042,688	—	20,042,688
Commercial paper	6,761,718	—	—	6,761,718
Certificates of deposit	—	15,755,711	—	15,755,711
U.S. Government-sponsored enterprises	596,671,609	—	—	596,671,609
U.S. Government securities	74,755,744	—	—	74,755,744

*	See the consolidated condensed schedule of investments in the financial statements for further description.

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the years ended December 31, 2010, 2009 and 2008 are set forth in the table below:

	2010	2009	2008

Total return – Class A units	4.5%	(9.2)%	19.9%

Total return – Class B units	3.8%	(9.9)%	18.9%

Total return – Legacy 1 Class units*	6.1%	(3.4)%	—

Total return – Legacy 2 Class units*	5.7%	(3.6)%	—

Total return – Global 1 Class units*	2.9%	(4.3)%	—

Total return – Global 2 Class units*	2.6%	(4.6)%	—

Total return – Global 3 Class units*	0.7%	(6.0)%	—

*	Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units began trading April 1, 2009, and accordingly, the 2009 total return represents the return from April 1, 2009 through December 31, 2009.

Grant Park’s total net asset value at December 31, 2010, 2009 and 2008 was $891.9 million, $831.3 million and $643.6 million respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses which include the investment in the GP Class by sector for each of the years ended December 31, 2010, 2009 and 2008.

	% Gain (Loss)
	Year Ended December 31,
Sector	2010	2009	2008
Agriculturals	—%	—%	3.0%
Currencies	3.0	(0.7)	0.1
Energy	(2.5)	(3.2)	8.4
Interest rates	8.0	(4.1)	8.6
Meats	—	—	0.3
Metals	2.5	2.5	3.0
Soft commodities	4.3	(0.1)	1.5
Stock indices	(1.9)	3.6	5.6

Total	13.4%	(2.0)%	30.5%

Year ended December 31, 2010

Economic stability in the early part of 2010 hindered Grant Park’s performance in the first quarter. In January, uptrends in the global equity markets were met with swift reversals to the downside, resulting in losses for Grant Park’s long positions. The sharp price declines were predominantly attributed to concerns surrounding tighter monetary policy in China and financial instability in several small European nations. Falling equity markets also put pressure on the industrial goods markets, moving energy and metals prices lower against Grant Park’s long positions. As the quarter progressed, the financial markets began to stabilize providing profit opportunities for Grant Park. Long positions in the fixed-income markets made gains as ongoing uncertainty in Europe weighed on demand for Eurozone debt, driving U.S. Treasuries higher alongside long positions. In March, global equity markets turned in favor of Grant Park’s long position. Positive U.S. economic data, strong export data from Japan, and a boost in Eurozone investor sentiment all played a role in pushing equities higher. Rallying equity markets supported beliefs that global industrial demand was on the rise, which resulted in profits for Grant Park’s long energy and metals exposure.

Performance began to taper off in the second quarter as the portfolio finished nearly flat in April. The portfolio made minor gains as short positions in the natural gas markets benefitted from larger-than-expected U.S. inventories. Short euro positions also added to performance because of ongoing uncertainty surrounding the Eurozone economy. In May, reports announcing the establishment of an emergency financing facility for ailing European nations, an indicator that the outlook for Europe may be worse than expected, sent investors to the sidelines amid renewed risk-aversion for the remainder of the second quarter. With Grant Park predominantly positioned to benefit from increased risk-appetite, the portfolio endured setbacks in several key sectors. Long equity, base metals, and crude oil positions resulted in losses as investors liquidated positions for safer assets. Helping to offset losses were long positions in the U.S. Treasury markets, which made strong gains following increased demand for safe-haven debt. Long positions in the gold markets also earned profits as investors sought to hedge euro-based assets in light of steadily worsening forecasts.

Market movements in the third quarter were primarily driven by expectations that the U.S. Federal Reserve would be adopting its Quantitative Easing II (QE2) initiative in order to stimulate the ailing economy. By buying debt, the Federal Reserve would be able to inject capital into the economy, improving the opportunity for businesses to obtain credit and potentially grow. In anticipation of Federal Reserve buying, speculators drove U.S. fixed-income markets sharply higher alongside Grant Park’s long debt exposure, resulting in strong gains for the portfolio. Another major impact of shifting monetary policy was a further weakening of the U.S. dollar, which bode well for Grant Park’s currency positions. Foreign currency positions performed well as the U.S. dollar slid lower throughout the quarter. The effects of a weaker U.S. dollar were seen across the commodities markets as well. Grant Park’s long exposure in the grains and metals markets earned profits following strong rallies spurred by U.S. dollar weakness. The portfolio experienced minor losses in the energy markets as warmer temperature forecasts moved natural gas prices higher against short positions.

Strong trends continued into the fourth quarter providing Grant Park with ample trading opportunities. Anticipating a positive result for QE2, optimistic investors drove equity markets steadily higher alongside Grant Park’s long positions. Strong third-quarter earnings reports from key North American and European firms added to the rally in equities. Ongoing declines in the U.S. dollar made U.S. grains products more attractive to international buyers, moving price upwards in the direction of positions. In November, news that China would be raising interest rates, a sign that the global economic recovery may slow, caused a sharp reversal in the financial markets. Investors shifted risk appetites towards risk aversion and as a result liquidated positions in the equity markets, driving prices lower. Grant Park’s long equity exposure experienced setbacks as market prices moved against positions. Adding to increased risk aversion were renewed fears that the Irish and Spanish governments may default on debt obligations. Fears that the economic instability in Europe may have a dramatic impact on the global economy fostered elevated demand for the safe-haven U.S. dollar, resulting in losses for short U.S. dollar positions. November’s market reversal was short-lived, however, as prices turned back in Grant Park’s favor in December. Alleviated concerns surrounding the Eurozone economy and strong U.S. economic data prompted a surge in risk appetite supporting the equity markets and other riskier assets. Grant Park’s positions in the base metals markets benefitted as optimism supported beliefs that global industrial demand would improve. In the grains markets, flooding in Australia and poor weather conditions in South America led to strong price rallies, which bode well for the portfolio’s long positions. Positioned on the long side in the grains, energy, metals, and equity markets Grant Park was able to take advantage of the increased investor risk appetite, making strong gains throughout the fourth quarter.

For the year ended December 31, 2010, Grant Park had a positive return of 4.5% for the Class A units, a positive return of 3.8% for the Class B units, a positive return of 6.1% for the Legacy 1 Class units, a positive return of 5.7% for the Legacy 2 Class units, a positive return of 2.9% for the Global 1 Class units, a positive return of 2.6% for the Global 2 Class units, and a positive return of 0.7% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 13.4% which were further increased by gains of approximately 0.5% from interest income. These trading were offset by approximately 10.5% in combined total brokerage fees, performance fees and offering costs borne by Grant Park. An analysis of the 13.4% trading gains by sector is as follows:

Sector	% Gain (Loss)
Agriculturals	—%
Currencies	3.0
Energy	(2.5)
Interest rates	8.0
Meats	—
Metals	2.5
Soft commodities	4.3
Stock indices	(1.9)

Total	13.4%

The general partner has agreed to rebate back to Grant Park a portion of Grant Park’s operating expenses to the extent actual expenses were less than the actual amount Grant Park paid the general partner. For 2010, the general partner reimbursed Grant Park a total of $50,000, all of which related to operating expenses.

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

During the fourth quarter of 2009, falling prices in the debt markets moved against Grant Park’s long positions in the fixed-income markets. U.S. Federal Reserve Chairman Ben Bernanke’s statement that any interest rate changes would come after 2009 weighed heavily on debt prices. A sharp reversal in the equities markets occurred during the last week in October and weighed on Grant Park’s performance. In November, the bulk of Grant Park’s profits came from long positions in the gold markets. Speculators drove gold prices to all-time highs in reaction to a weakening U.S. dollar and in pursuit of a hedge against inflation concerns. The gold rally was further supported when several nations announced they would increase gold holdings in order to hedge their U.S. dollar-based assets. Grant Park also profited from its long positions in the fixed-income markets. Concerns the U.S. government might halt stimulus initiatives increased demand for more risk-averse debt instruments. At year-end, the fixed-income markets underwent another sharp price reversal and moved against Grant Park’s long positions. Rallies in the equity markets, coupled with optimistic unemployment reports, improved investor confidence and prompted liquidations in the U.S. and European fixed-income markets. Concerns over potential defaults in the Dubai debt markets also had an adverse affect on global fixed-income products. Partially offsetting setbacks were positions in the equity and the base metals markets. The portfolio profited from strong up-trends in major U.S. and European benchmark indices. Strong share prices directly led to gains on Grant Park’s long base metals positions as strength in the equity markets improved industrial demand forecasts.

For the year ended December 31, 2009, Grant Park had a negative return of 9.2% for the Class A units, a negative return of 9.9% for the Class B units, a negative return of 3.4% for the Legacy 1 Class units, a negative return of 3.6% for the Legacy 2 Class units, a negative return of 4.3% for the Global 1 Class units, a negative return of 4.6% for the Global 2 Class units, and a negative return of 6.0% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 2.0% which were offset by gains of approximately 0.8% from interest income. These losses were further increased by approximately 8.7% in combined total brokerage fees, performance fees and offering costs borne by Grant Park. An analysis of the 2.0% trading losses by sector is as follows:

Sector	% Gain (Loss)
Agriculturals	—%
Currencies	(0.7)
Energy	(3.2)
Interest rates	(4.1)
Meats	—
Metals	2.5
Soft commodities	(0.1)
Stock indices	3.6

Total	(2.0)%

Year ended December 31, 2008

Grant Park began 2008 on a positive note. The ongoing effect of the 2007 credit crisis played a large role in the portfolio’s positive performance in the first quarter. Fueled by uncertainty surrounding the future of the U.S. economy and a 150 basis point interest rate cut, the U.S. dollar weakened steadily against many of its major counterparts. Short dollar positions directly benefited from the decline as the euro, British pound, and New Zealand dollar all rose steadily against the U.S. dollar. A weak U.S. dollar also served Grant Park’s commodity positions well, as the devalued currency drove metals prices upwards alongside long positions. Speculators bid up the gold markets as a hedge against expected inflation increases resulting in profits for long positions. Long grains positions were among the top performers throughout the quarter. U.S. Department of Agriculture (“USDA”) reports announcing lower than expected grain inventory levels, combined with news from China that weather conditions had hurt the farming regions, propelled a strong uptrend in the grains markets. An abundance of poor economic data put steady pressure on the equity markets benefiting the portfolio’s short positions. The effects of slumping home sales, reduced industrial production, and weak consumer confidence pushed global share prices lower. In attempts to shore up the faltering global economy the U.S. Federal Reserve, as well as other major central banks, began commenting on the continued need to ease interest rates in the near future. Speculation of interest rate cuts sent prices on fixed income products upwards, resulting in profits for long positions.

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

Turmoil in the financial markets continued into the start of the fourth quarter boding well for performance. Tight credit markets and rapidly decreasing consumer confidence caused investors to flee equity positions driving prices lower. Major indices falling in excess of 20% caused an increase in demand for safer fixed income markets driving up prices across the sector in line with long positions. Falling share prices spurred mass liquidations in the commodities markets driving prices downwards. Positioned on the short side of the metals and agriculturals markets, the portfolio was able to capitalize on the downtrend through most of October. Reduced production due to lack of capital in the credit markets furthered declines in the commodities markets. With global manufacturing nearing all-time lows, demand for energy and base metals declined resulting in profits for Grant Park’s short positions. The bulk of the portfolio’s gains throughout November came from long fixed income positions. Speculators responding to monetary policy shifts from a number of central banks and turbulence in the equity markets fueled strong uptrends in the debt markets resulting in profits for long positions. Positions in the equity indices sector also proved to be a strong source of profits. In the equity markets, a revision to the TARP, which moved the focus of the program away from buying toxic financial assets, weighed heavily on the share prices of financial firms driving most major North American equity indices lower. Commodities markets continued their steady decline into year-end. Slowing production and reduced demand for industrial commodities weighed heavily on prices. One of the rare exceptions was prices on gold which experienced a near 15% increase for the month of November. Short positions in gold markets endured losses as speculators bid up the gold markets in attempts to hedge positions in the financial markets. Grant Park finished 2008 with a strong December. As occurred during the month before, the bulk of gains came from long fixed income positions. Yields on U.S. Treasuries breached all-time lows as the U.S. Federal Reserve brought interest rates to near 0% driving prices upwards. Although gains were made in the fixed income sector, the Federal Reserve’s decision to slash rates weighed heavily on the U.S. dollar. Long U.S. dollar positions against a number of emerging currencies posted losses as the U.S. dollar weakened.

For the year ended December 31, 2008, Grant Park had a positive return of 19.9% for the Class A units and a positive return of 18.9% for the Class B units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 30.5% which were increased by gains of approximately 2.9% from interest income. These gains were offset by approximately 14.3% in combined total brokerage fees, performance fees and offering costs borne by Grant Park. An analysis of the 30.5% trading gains by sector is as follows:

Sector	% Gain (Loss)
Agriculturals	3.0%
Currencies	0.1
Energy	8.4
Interest rates	8.6
Meats	0.3
Metals	3.0
Soft commodities	1.5
Stock indices	5.6

Total	30.5%

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

Value at risk is a measure of the maximum amount that Grant Park could reasonably be expected to lose in a given market sector in a given day. However, the inherent uncertainty of Grant Park’s speculative trading and the recurrence in the markets traded by Grant Park of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated value at risk or Grant Park’s experience to date. This risk is often referred to as the risk of ruin. In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that Grant Park’s losses in any market sector will be limited to value at risk or by Grant Park’s attempts to manage its market risk. Moreover, value at risk may be defined differently as used by other commodity pools or in other contexts.

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

Exchange maintenance margin requirements have been used by Grant Park as the measure of its value at risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% to 99% of any one-day interval. The maintenance margin levels are established by brokers, dealers and exchanges using historical price studies, as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because such initial margin includes a credit risk component that is not relevant to value at risk.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of December 31, 2010 and December 31, 2009 and the trading gains/losses by market category for the years ended December 31, 2010 and 2009. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of December 31, 2010, Grant Park’s net asset value was approximately $891.9 million. As of December 31, 2009, Grant Park’s net asset value was approximately $831.3 million.

	December 31, 2010
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Currencies	$22,356,337	2.5%	3.0%
Stock indices	19,031,638	2.1	(1.9)
Interest rates	9,028,539	1.0	8.0
Metals	7,319,088	0.8	2.5
Energy	7,029,012	0.8	(2.5)
Agriculturals	6,389,026	0.7	—
Soft commodities	3,372,690	0.4	4.3
Meats	968,000	0.1	—

Total	$75,494,330	8.4%	13.4%

	December 31, 2009
Market Sector	Value at Risk	% of Total Capitalization	Trading Gain/(Loss)
Stock indices	$25,520,439	3.1%	3.6%
Interest rates	17,130,191	2.0	(4.1)
Currencies	16,432,426	2.0	(0.7)
Metals	12,236,815	1.5	2.5
Energy	7,154,450	0.9	(3.2)
Soft commodities	5,200,402	0.6	(0.1)
Agriculturals	4,119,283	0.5	—
Meats	742,017	0.1	—

Total	$88,536,023	10.7%	(2.0)%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of December 31, 2010, by market sector.

Currencies

Exchange rate risk is a significant market exposure of Grant Park. Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future. As of December 31, 2010, Grant Park was short the U.S. dollar against various major currencies including the Australian dollar, Canadian dollar, Mexican peso, Japanese yen, British pound, euro, Swiss franc, and New Zealand dollar. In general, a weaker U.S. dollar against most major currencies would benefit Grant Park.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, South, Africa, India, Singapore, South Korea, and Australia. The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts. As of December 31, 2010, Grant Park was predominantly long indices in the U.S., the Eurozone, United Kingdom, Hong Kong, Australia, South Africa, Japan, South Korea, Mexico, India, Canada, and Taiwan. The portfolio does maintain a few short positions in several select European and U.S. equity markets. Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major North American, European, and Asian indices. Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park. Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability. Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries. Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, and Mexico. The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future. As of December 31, 2010, Grant Park was predominantly long interest rate instruments in the United Kingdom, the Eurozone, and New Zealand. The portfolio had short positions in several U.S., Australian, Japanese, Swiss, Canadian, and Mexican markets.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel and zinc. As of December 31, 2010, in the precious metals sector Grant Park had long positions in gold, silver, palladium and platinum. In the base metals markets, Grant Park was long aluminum, copper, lead, nickel, tin, and zinc.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America. As of December 31, 2010, the energy market exposure of Grant Park was predominantly long in the Brent crude oil, crude oil, gas oil, unleaded gasoline, heating oil and kerosene markets and short natural gas. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Agricultural/Meat/Soft commodities

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors. As of December 31, 2010, in the grains markets, Grant Park had long positions in the corn, wheat, oats, rough rice, soybean meal, soybean oil, soybean and canola markets. In the livestock markets, Grant Park was long lean hogs, live cattle and feeder cattle. In the softs/industrials sectors, Grant Park was long cocoa, coffee, orange juice, sugar, cotton, lumber and rubber.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of December 31, 2010.

Foreign Currency Balances

Grant Park’s primary foreign currency balances are in Japanese yen, British pounds, euros and Australian dollars. The trading advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control Grant Park’s non-trading risk.

Cash Management

Grant Park maintains a portion of its assets at its clearing brokers, as well as at Lake Forest Bank & Trust Company. These assets, which may range from 5% to 35% of Grant Park’s value, are held in U.S. Treasury securities and/or Government-sponsored enterprises. The balance of Grant Park’s assets, which range from 65% to 95%, are invested in investment grade money market investments purchased by Middleton Dickinson Capital Management, LLC which are held in a separate, segregated account at State Street Bank and Trust Company. Violent fluctuations in prevailing interest rates or changes in other economic conditions could cause mark-to-market losses on Grant Park’s cash management income.

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

Changes in Internal Control over Financial Reporting

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

Report on Management’s Assessment of Internal Control Over Financial Reporting

The general partner, on behalf of Grant Park, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the general partner’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Grant Park’s internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the general partner concluded that Grant Park’s internal control over financial reporting was effective as of December 31, 2010.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Grant Park has no directors or executive officers and also does not have any employees. Grant Park is managed solely by Dearborn Capital Management, L.L.C. in its capacity as general partner.

The principals of the general partner are Dearborn Capital Management Ltd., Centum Prata (USA) Holdings, Inc., David M. Kavanagh, Patrick J. Meehan, Maureen O’Rourke and Abdullah Mohammed Al Rayes. Only the officers of Dearborn Capital Management, L.L.C., Mr. Kavanagh, Mr. Meehan and Ms. O’Rourke, have management responsibility and control over the general partner.

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

Mr. Meehan, chief operating officer of the general partner, is primarily responsible for the day to day operations of the general partner. Mr. Meehan became listed as a principal of the general partner effective January 2009. Prior to joining the general partner in April 2008, Mr. Meehan was a member of the senior executive team at Houghton Mifflin Company in Boston, MA, beginning in March 1999. His assignments focused on leading technology and operational organizations and included a three year assignment as the President of the business unit that was the largest provider of professional testing and licensure services to state regulatory agencies in the United States. He also served as the Chief Information/Technology Officer of the company for three years, responsible for directing an annual technology portfolio in excess of $100 million. Mr. Meehan began his career as a commissioned officer in the United States Marine Corps, retiring after 20 years in the grade of Lieutenant Colonel. He received a B.A. degree from John Carroll University, an MBA from Webster University and holds Series 22, 31, and 63 licenses.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC. Grant Park does not have any directors or officers. However, the officers of Grant Park’s general partner, as well as the general partner itself, file such notices regarding their beneficial ownership in Grant Park, if any. Grant Park believes that for 2010, all required filings were timely filed by each of these persons.

ITEM 11.	EXECUTIVE COMPENSATION

Grant Park has no directors or officers. Its affairs are managed by Dearborn Capital Management, L.L.C., its general partner, which receives compensation for its services from Grant Park, as follows:

Each of the Class A, Class B, Legacy 1, Legacy 2, Global 1, Global 2 and Global 3 units pay the general partner a monthly brokerage charge. Class A units pay the general partner a monthly brokerage charge equal to a rate of 0.6292%, a rate of 7.55% annually, of Class A’s month-end adjusted net assets. Class B units pay the general partner a monthly charge equal to 0.6667%, a rate of 8.0% annually, of Class B’s month-end adjusted net assets. Effective April 1, 2009, Class A units pay the general partner a monthly brokerage commission equal to a rate of 0.625%, a rate of 7.50% annually, of Class A’s month-end net assets. Class B units pay the general partner a monthly brokerage commission equal to a rate of 0.6625%, a rate of 7.95% annually, of Class B’s month-end net assets. Legacy 1 Class units pay the general partner a monthly brokerage commission equal to a rate of 0.4167%, a rate of 5.00% annually, of Legacy 1’s month-end net assets. Legacy 2 Class units pay the general partner a monthly brokerage commission equal to a rate of 0.4375%, a rate of 5.25% annually, of Legacy 2’s month-end net assets. Global 1 Class units pay the general partner a monthly brokerage commission equal to a rate of 0.3708%, a rate of 4.45% annually, of Global 2’s month-end net assets. Global 2 units pay the general partner a monthly brokerage commission equal to a rate of 0.3917%, a rate of 4.70% annually, of Global 2’s month-end net assets. Global 3 Class units pay the general partner a monthly brokerage commission equal to a rate of 0.5375%, a rate of 6.45% annually, of Global 3’s month-end net assets. The brokerage charge reimbursement paid to the general partner amounted to $63,645,770 for the year ended December 31, 2010, $64,822,792 for the year ended December 31, 2009 and $44,833,225 for the year ended December 31, 2008.

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

Grant Park pays the general partner the brokerage charge, which is based on a fixed percentage of net assets, regardless of whether actual transaction costs were less than or exceeded this fixed percentage or whether the number of trades significantly increases. For the Legacy 1 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $30.56 based on the average trading activity of the Legacy 1 Class units’ trading advisors for the last three calendar years and assuming current allocations to the trading advisors.

For the Legacy 2 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $32.09 based on the average trading activity of the Legacy 2 Class units’ trading advisors for the last three calendar years and assuming current allocations to the trading advisors.

For the Global 1 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $25.61 based on the average trading activity of the Global 1 Class units’ trading advisors for the last three calendar years and assuming current allocations.

For the Global 2 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $27.01 based on the average trading activity of the Global 2 Class units’ trading advisors for the last three calendar years and assuming current allocations.

For the Global 3 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $37.11 based on the average trading activity of the Global 3 Class units’ trading advisors for the last three calendar years and assuming current allocations of net assets to the trading advisors.

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

Additionally, all expenses incurred in connection with the organization and the initial and ongoing public offering of Grant Park interests are paid by the general partner and are reimbursed to the general partner by Grant Park. Effective April 1, 2009, Class A units bear organization and offering expenses at a monthly rate of 0.0083%, a rate of .10% annually, of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets. Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class and, effective April 1, 2009, Class B units bear these expenses at a monthly rate of 0.025%, a rate of 0.30% annually, of the adjusted net assets of the Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class and Class B units, respectively, calculated and payable monthly on the basis of month-end adjusted net assets. Prior to April 1, 2009, Class A units and Class B units bore these expenses at an annual rate of 0.20% and 0.60%, respectively, of the adjusted net assets of the Class A and Class B units, respectively, calculated and payable monthly on the basis of month-end adjusted net assets.

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

Operating expenses of Grant Park are paid for by the general partner and reimbursed by Grant Park. Each of the Class A, Class B, Legacy 1, Legacy 2, Global 1, Global 2 and Global 3 units bear monthly operating expenses at a rate of 0.02083%, a rate of 0.25% annually, of the average month-end net assets of the each respective Class. This reimbursement is made monthly. The general partner has agreed to rebate back to Grant Park a portion of Grant Park’s operating expenses to the extent actual expenses were less than the actual amount Grant Park paid the general partner. For 2010, the general partner reimbursed Grant Park a total of $50,000, of which all related to operating expenses.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Grant Park has no officers or directors. Its affairs are managed by its general partner, Dearborn Capital Management, L.L.C. Set forth in the table below is information regarding the beneficial ownership of the officers of Grant Park’s general partner in Grant Park as of January 31, 2011.

Name	Number of Class A Limited Partnership Units	Number of Class B Limited Partnership Units	Number of Legacy 1 Class Limited Partnership Units	Number of Legacy 2 Class Limited Partnership Units	Number of Global 1 Class Limited Partnership Units	Number of Global 2 Class Limited Partnership Units	Number of Global 3 Class Limited Partnership Units	Number of General Partnership Units

Dearborn Capital Management, LLC	2,707.791	384.311	922.500	900.000	940.193	1,108.970	450.000	823.752
David M. Kavanagh	2,707.791 (1)	384.311 (1)	922.500 (1)	900.000 (1)	940.193 (1)	1,108.970 (1)	450.000 (1)	823.752 (1)
Patrick J. Meehan	—	—	185.117	—	50.000	—	—	—
Maureen O’Rourke	—	—	41.067	—	41.359	—	—	—

Name	Percentage of Outstanding Class A Limited Partnership Units	Percentage of Outstanding Class B Limited Partnership Units	Percentage of Outstanding Legacy 1 Class Limited Partnership Units	Percentage of Outstanding Legacy 2 Class Limited Partnership Units	Percentage of Outstanding Global 1 Class Limited Partnership Units	Percentage of Outstanding Global 2 Class Limited Partnership Units	Percentage of Outstanding Global 3 Class Limited Partnership Units	Percentage of General Partnership Units

Dearborn Capital Management, LLC	6.29%	0.08%	13.86%	11.35%	8.09%	5.34%	0.27%	100.00%
David M. Kavanagh	6.29%	0.08%	13.86%	11.35%	8.09%	5.34%	0.27%	100.00%
Patrick J. Meehan	—	—	2.78%	—	0.43%	—	—	—
Maureen O’Rourke	—	—	0.62%	—	0.36%	—	—	—

(1)	Represents units directly held by Dearborn Capital Management, L.L.C., the general partner of Grant Park. The managing member of Dearborn Capital Management, L.L.C. is Dearborn Capital Management Ltd. Mr. Kavanagh is the majority shareholder of Dearborn Capital Management Ltd.

Grant Park has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 10, “Directors, Executive Officers and Corporate Governance”, Item 11, “Executive Compensation” and Item 12, “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to Grant Park for professional audit services provided by McGladrey & Pullen, LLP, Grant Park’s independent registered public accountant, for the audit of Grant Park’s annual financial statements for the years ended December 31, 2010 and 2009, and fees billed for other professional services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an associated entity of McGladrey & Pullen, LLP) during those years.

Fee Category	2010	2009

Audit Fees(1)	$158,342	$201,100
Audit-Related Fees	7,771	43,360
Tax Fees(2)	5,000	6,500
All Other Fees	—	—

Total Fees	$171,113	$250,960

(1)	Audit fees consist of fees for professional services rendered for the audit of Grant Park’s financial statements and review of financial statements included in Grant Park’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Tax fees consist of compliance fees for the review of original tax returns.

The Audit Committee of Grant Park’s general partner, Dearborn Capital Management, L.L.C., pre-approves all audit and permitted non-audit services of Grant Park’s independent accountants, including all engagement fees and terms. The Audit Committee of Dearborn approved all the services provided by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (collectively “McGladrey”) during 2010 and 2009 to Grant Park described above. The Audit Committee has determined that the payments made to McGladrey for these services during 2010 and 2009 are compatible with maintaining that firm’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	See Financial Statements beginning on page F-1 hereof.

(2)	Schedules:

Financial statement schedules have been omitted because they are not applicable or because equivalent information has been included in the financial statements or notes thereto.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Grant Park Futures Fund Limited Partnership

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedules of investments, of Grant Park Futures Fund Limited Partnership (the Partnership) as of December 31, 2010 and 2009, and the related consolidated statements of operations and changes in partners’ capital for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grant Park Futures Fund Limited Partnership as of December 31, 2010 and 2009, and the results of its operations for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois

February 24, 2011

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

December 31, 2010 and 2009

	2010	2009

Assets
Equity in brokers’ trading accounts:
U.S. Government securities, at fair value	$98,441,357	$89,970,252
Cash	6,757,371	24,103,516
Unrealized gain on open contracts, net	35,956,214	14,009,391

Deposits with brokers	141,154,942	128,083,159

Cash and cash equivalents	338,154,495	42,335,885
Certificates of deposit, at fair value	20,009,468	15,755,711
Commercial paper, at fair value	14,996,133	—
U.S. Government-sponsored enterprises, at fair value	292,555,595	596,671,609
U.S. Government securities, at fair value	119,865,174	74,755,744
Interest receivable	82,357	—

Total assets	$926,818,164	$857,602,108

Liabilities and Partners’ Capital
Liabilities
Brokerage commission payable	$5,622,480	$5,153,201
Accrued incentive fees	9,372,262	203,427
Organization and offering costs payable	217,123	197,909
Accrued operating expenses	140,163	175,169
Pending partner additions	12,218,587	15,517,679
Redemptions payable	7,334,779	5,084,225

Total liabilities	34,905,394	26,331,610

Partners’ Capital
General Partner
Class A (3,008.66 units outstanding at both December 31, 2010 and December 31, 2009)	4,478,872	4,287,922
Class B (427.01 units outstanding at both December 31, 2010 and December 31, 2009)	542,672	522,813
Legacy 1 Class (1,025.00 units outstanding at both December 31, 2010 and December 31, 2009)	1,050,542	990,276
Legacy 2 Class (1,000.00 units outstanding at both December 31, 2010 and December 31, 2009)	1,019,793	964,540
Global 1 Class (1,044.66 units outstanding at both December 31, 2010 and December 31, 2009)	1,028,338	999,554
Global 2 Class (1,181.06 and 708.97 units outstanding at December 31, 2010 and December 31, 2009, respectively)	1,155,098	676,076
Global 3 Class (500.00 units outstanding at both December 31, 2010 and December 31, 2009)	473,009	469,821
Limited Partners
Class A (40,362.54 and 48,356.59 units outstanding at December 31, 2010 and December 31, 2009, respectively)	60,086,201	68,917,549
Class B (498,484.71 and 570,593.04 units outstanding at December 31, 2010 and December 31, 2009, respectively)	633,504,348	698,607,417
Legacy 1 Class (5,908.00 and 3,851.25 units outstanding at December 31, 2010 and December 31, 2009, respectively)	6,055,220	3,720,780
Legacy 2 Class (6,361.06 and 3,122.95 units outstanding at December 31, 2010 and December 31, 2009, respectively)	6,486,967	3,012,215
Global 1 Class (10,133.38 and 3,358.60 units outstanding at December 31, 2010 and December 31, 2009, respectively)	9,975,048	3,213,581
Global 2 Class (18,631.40 and 7,333.83 units outstanding at December 31, 2010 and December 31, 2009, respectively)	18,221,772	6,993,517
Global 3 Class (156,270.73 and 40,328.60 units outstanding at December 31, 2010 and December 31, 2009, respectively)	147,834,890	37,894,437

Total partners’ capital	891,912,770	831,270,498

Total liabilities and partners’ capital	$926,818,164	$857,602,108

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2010

	Expiration Dates	No. of contracts		Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital		Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
		Long	Short
Futures Contracts *
U.S. Futures Positions:
Agriculturals				$6,663,696	0.7%	$(377,927)	*	*	$6,285,769	0.7%
Currencies				9,558,662	1.1%	2,283,505	0.2%		11,842,167	1.3%
Energy				2,655,082	0.3%	(1,303,695)	(0.1)%		1,351,387	0.2%
Interest rates				277,176	* *	(418,671)	*	*	(141,495)	* *
Meats				787,250	0.1%	(20,500)	*	*	766,750	0.1%
Metals				4,039,143	0.5%	(616,704)	(0.1)%		3,422,439	0.4%
Soft commodities				2,720,770	0.3%	(216,592)	*	*	2,504,178	0.3%
Stock indices and single stock futures				928,568	0.1%	71,857	*	*	1,000,425	0.1%

Total U.S. Futures Positions				27,630,347		(598,727)			27,031,620

Foreign Futures Positions:
Agriculturals				24,719	* *	—	*	*	24,719	* *
Energy				509,737	0.1%	(17,165)	*	*	492,572	0.1%
Interest rates				2,243,690	0.2%	(983,344)	(0.1)%		1,260,346	0.1%
Metals
Copper	1/19/2011 - 6/15/2011	386	208	8,937,572	1.0%	(4,285,970)	(0.5)%		4,651,602	0.5%
Other metals				7,077,265	0.8%	(7,672,518)	(0.9)%		(595,253)	(0.1)%
Soft commodities				27,959	* *	—	*	*	27,959	* *
Stock indices				(120,097)	* *	148,949	*	*	28,852	* *

Total Foreign Futures Positions				18,700,845		(12,810,048)			5,890,797

Total Futures Contracts				$46,331,192	5.2%	$(13,408,775)	(1.5)%		$32,922,417	3.7%

Forward Contracts *
Currencies				$3,078,051	0.3%	$(39,629)	*	*	$3,038,422	0.3%

Options on Futures Contracts *
U.S. Stock indices				$4,840	* *	$(9,465)	*	*	$(4,625)	* *

Total Futures, Forward and Options on Futures Contracts				$49,414,083	5.5%	$(13,457,869)	(1.5)%		$35,956,214	4.0%

*	No individual futures, forward, or options on futures contract position, other than those presented, constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.
**	Represents less than 0.1% of partners’ capital.

U.S. Government securities in brokers’ trading accounts***

Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital
$98,450,000	1/6/2011 - 3/31/2011	U.S. Treasury Bills, 0.1%-0.3% (cost $98,314,299)	$98,441,357	11.0%

***	Pledged as collateral for the trading of futures, forward and option on futures contracts.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2010

U.S. Certificates of deposit

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$20,000,000	4/29/2011	Bank of Nova Scotia, 0.3% (cost $20,000,000)	$20,009,468	2.2%

U.S. Commercial paper

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital
$15,000,000	2/2/2011	Citigroup Funding, 0.3% (cost $14,988,158)	$14,996,133	1.7%

U.S. Government-sponsored enterprises

Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital
$130,500,000	9/9/2013 - 12/30/2013	Federal Home Loan Bank, 1.0-1.6%	$130,677,841	14.6%
61,575,000	2/14/2011 - 12/16/2013	Federal Farm Credit Bank, 0.2-1.4%	61,636,684	6.9%
45,000,000	4/27/2012 - 5/25/2012	Federal National Mortgage Association, 1.3-1.4%	45,087,111	5.1%
30,075,000	2/1/2011 - 1/25/2012	Federal Home Loan Mortgage Corp., 0.1-1.3%	30,109,748	3.4%
15,000,000	8/23/2013	Federal Agricultural Mortgage Corp., 1.3%	15,066,667	1.7%
10,000,000	7/8/2011	Federal Home Loan Discount Note, 0.4%	9,977,544	1.1%

Total U.S. Government-sponsored enterprises (cost $292,091,597)			$292,555,595	32.8%

U.S. Government securities
Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital

$120,000,000	3/31/2011 - 11/17/2011	U.S. Treasury Bills, 0.1%-0.3% (cost $119,853,362)	$119,865,174	13.3%

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2009

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$655,296	0.1%	$(704,834)	(0.1)%	$(49,538)	* *
Currencies	(1,345,719)	(0.2)%	1,691,679	0.2%	345,960	* *
Energy	1,459,685	0.2%	(1,100,365)	(0.1)%	359,320	* *
Interest rates	(462,911)	(0.1)%	1,076,800	0.1%	613,889	0.1%
Meats	397,832	* *	(215,832)	* *	182,000	* *
Metals	(1,273,379)	(0.2)%	(35,959)	* *	(1,309,338)	(0.2)%
Soft commodities	6,528,998	0.8%	(4,543,342)	(0.5)%	1,985,656	0.2%
Stock indices and single stock futures	656,609	0.1%	54,186	* *	710,795	0.1%

Total U.S. Futures Positions	6,616,411		(3,777,667)		2,838,744

Foreign Futures Positions:
Agriculturals	(9,180)	* *	5,150	* *	(4,030)	* *
Energy	469,717	0.1%	24,716	* *	494,433	0.1%
Interest rates	(2,198,937)	(0.3)%	630,585	0.1%	(1,568,352)	(0.2)%
Metals	23,381,126	2.8%	(16,423,105)	(2.0)%	6,958,021	0.8%
Soft commodities	362,063	* *	(27,893)	* *	334,170	* *
Stock indices	4,719,890	0.6%	(300,409)	* *	4,419,481	0.5%

Total Foreign Futures Positions	26,724,679		(16,090,956)		10,633,723

Total Futures Contracts	$33,341,090	4.0%	$(19,868,623)	(2.4)%	$13,472,467	1.6%

Forward Contracts *
Currencies	$(804,012)	(0.1)%	$1,346,066	0.2%	$542,054	0.1%

Options on Futures Contracts *
U.S. Stock indices	$3,955	* *	$(9,085)	* *	$(5,130)	* *

Total Futures, Forward and Options on Futures Contracts	$32,541,033	3.9%	$(18,531,642)	(2.2)%	$14,009,391	1.7%

*	No individual futures, forward and options on futures contract position constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.
**	Represents less than 0.1% of partners’ capital.

U.S. Government securities in brokers’ trading accounts***

Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital
$90,000,000	1/14/2010 - 12/16/2010	U.S. Treasury Bills, 0.0%-0.4% (cost $89,943,831)	$89,970,252	10.8%

***	Pledged as collateral for the trading of futures, forward and option on futures contracts.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2009

U.S. Certificates of deposit

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

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Net trading gains (losses)
Net gain (loss) from trading
Realized	$86,593,970	$(26,368,046)		$135,271,602
Change in unrealized	21,946,823	9,175,197		(926,609)
Commissions	(12,554,218)	(11,878,814)		(6,824,118)

Net gains (losses) from trading	95,986,575	(29,071,663)		127,520,875

Income allocated from Dearborn Select Master Fund, SPC – Winton Segregated Portfolio	—	—		16,714,939

Loss allocated from GP 1, LLC	—	(2,740,621)		—

Total trading gains (losses)	95,986,575	(31,812,284)		144,235,814

Net investment income

Income
Interest income	4,324,858	6,395,208		12,681,834

Expenses
Brokerage commission	51,091,552	51,808,133		34,156,316
Incentive fees	14,273,739	4,545,390		25,332,013
Organizational and offering costs	2,381,437	2,839,077		—
Operating expenses	2,042,370	2,060,934		1,412,552

Total expenses	69,789,098	61,253,534		60,900,881

Net investment loss	$(65,464,240)	$(54,858,326)		$(48,219,047)

Net income (loss)	$30,522,335	$(86,670,610)		$96,016,767

Net income (loss) per unit from operations (based on weighted average number of units outstanding during the period):
General Partner & Limited Partner Class A Units	$63.46	$(145.00)		$263.77

General Partner & Limited Partner Class B Units	$46.51	$(134.12)		$223.70

General Partner & Limited Partner Legacy 1 Class Units	$58.80	$(33.88)	$	N/A

General Partner & Limited Partner Legacy 2 Class Units	$55.25	$(35.46)	$	N/A

General Partner & Limited Partner Global 1 Class Units	$27.56	$(43.18)	$	N/A

General Partner & Limited Partner Global 2 Class Units	$24.41	$(46.40)	$	N/A

General Partner & Limited Partner Global 3 Class Units	$6.38	$(60.36)	$	N/A

Increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$63.46	$(145.00)		$260.73

General Partner & Limited Partner Class B Units	$46.51	$(134.12)		$215.79

General Partner & Limited Partner Legacy 1 Class Units	$58.80	$(33.88)	$	N/A

General Partner & Limited Partner Legacy 2 Class Units	$55.25	$(35.46)	$	N/A

General Partner & Limited Partner Global 1 Class Units	$27.56	$(43.18)	$	N/A

General Partner & Limited Partner Global 2 Class Units	$24.41	$(46.40)	$	N/A

General Partner & Limited Partner Global 3 Class Units	$6.38	$(60.36)	$	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2010, 2009 and 2008

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount
Partners’ capital, December 31, 2007	3,671.69	$4,807,965	51,371.93	$67,269,942	—	$—	335,708.69	$383,607,889	—	$—	—	$—	—	$—	—	$—
Contributions	676.49	1,000,000	14,070.43	20,802,983	—	—	105,026.40	134,317,181	—	—	—	—	—	—	—	—
Redemptions	—	—	(13,033.66)	(19,201,221)	—	—	(32,574.35)	(41,963,683)	—	—	—	—	—	—	—	—
Offering costs	—	—	—	(163,756)	—	—	—	(2,898,858)	—	—	—	—	—	—	—	—
Net income (loss)	—	1,019,544	—	13,584,192	—	—	—	81,413,031	—	—	—	—	—	—	—	—

Partners’ capital, December 31, 2008	4,348.18	6,827,509	52,408.70	82,292,140	—	—	408,160.74	554,475,560	—	—	—	—	—	—	—	—
Contributions	—	—	1,656.55	2,601,110	2,001.08	2,677,822	199,443.69	267,164,784	1,025.00	1,025,000	3,861.68	3,768,594	1,000.00	1,000,000	3,295.20	3,228,114
Redemptions	(1,339.52)	(2,000,000)	(5,708.66)	(8,424,365)	(1,574.07)	(2,028,133)	(37,011.39)	(46,695,477)			(10.43)	(10,000)			(172.25)	(167,161)
Net income (loss)	—	(539,587)	—	(7,551,336)	—	(126,876)	—	(76,337,450)	—	(34,724)	—	(37,814)	—	(35,460)	—	(48,738)

Partners’ capital, December 31, 2009	3,008.66	4,287,922	48,356.59	68,917,549	427.01	522,813	570,593.04	698,607,417	1,025.00	990,276	3,851.25	3,720,780	1,000.00	964,540	3,122.95	3,012,215
Contributions	—	—	—	—	—	—	—	—	—	—	2,638.44	2,474,508	—	—	3,507.78	3,296,617
Redemptions	—	—	(7,994,05)	(10,932,503)	—	—	(72,108.33)	(84,911,592)	—	—	(581.69)	(561,445)	—	—	(269.67)	(266,846)
Net income (loss)	—	190,950	—	2,101,155	—	19,859	—	19,808,523	—	60,266	—	421,377	—	55,253	—	444,981

Partners’ capital, December 31, 2010	3,008.66	$4,478,872	40,362.54	$60,086,201	427.01	$542,672	498,484,71	$633,504,348	1,025.00	$1,050,542	5,908.00	$6,055,220	1,000.00	$1,019,793	6,361.06	$6,486,967

Net asset value per unit at December 31, 2007		$1,309.47				$1,142.68				$ —				$ —

Net asset value per unit at December 31, 2008		$1,570.20				$1,358.47				$ —				$ —

Net asset value per unit at December 31, 2009		$1,425.20				$1,224.35				$966.12				$964.54

Net asset value per unit at December 31, 2010		$1,488.66				$1,270.86				$1,024.92				$1,019.79

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2010, 2009 and 2008 (continued)

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Partners’ capital, December 31, 2007	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$455,685,796
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	156,120,164
Redemptions	—	—	—	—	—	—	—	—	—	—	—	—	(61,164,904)
Offering costs	—	—	—	—	—	—	—	—	—	—	—	—	(3,062,614)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	96,016,767

Partners’ capital, December 31, 2008	—	—	—	—	—	—	—	—	—	—	—	—	643,595,209
Contributions	1,044.66	1,045,000	3,517.12	3,464,764	708.97	705,000	7,373.24	7,242,488	500.00	500,000	40,377.44	39,486,889	333,909,565
Redemptions	—	—	(158.52)	(154,906)	—	—	(39.41)	(37,588)	—	—	(48.84)	(46,036)	(59,563,666)
Net income (loss)	—	(45,446)	—	(96,277)	—	(28,924)	—	(211,383)	—	(30,179)	—	(1,546,416)	(86,670,610)

Partners’ capital, December 31, 2009	1,044.66	999,554	3,358.60	3,213,581	708.97	676,076	7,333.83	6,993,517	500.00	469,821	40,328.60	37,894,437	831,270,498
Contributions	—	—	7,451.07	6,873,217	472.09	435,000	12,167.82	11,189,495	—	—	120,956.30	108,514,458	132,783,295
Redemptions	—	—	(676.29)	(626,330)	—	—	(870.25)	(808,314)	—	—	(5,014,17)	(4,556,328)	(102,663,358)
Net income (loss)	—	28,784	—	514,580	—	44,022	—	847,074	—	3,188	—	5,982,323	30,522,335

Partners’ capital, December 31, 2010	1,044.66	$1,028,338	10,133.38	$9,975,048	1,181.06	$1,155,098	18,631.40	$18,221,772	500.00	$473,009	156,270.73	$147,834,890	$891,912,770

Net asset value per unit at December 31, 2007		$—			$—				$—

Net asset value per unit at December 31, 2008		$—			$—				$—

Net asset value per unit at December 31, 2009		$956.82			$953.60				$939.64

Net asset value per unit at December 31, 2010		$984.38			$978.01				$946.02

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business: Grant Park Futures Fund Limited Partnership (the “Partnership”) was organized as a limited partnership under Illinois law in August 1988 and will continue until December 31, 2027, unless sooner terminated as provided for in its Limited Partnership Agreement. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission (“CFTC”), an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of futures commission merchants (“FCMs”) and interbank and other market makers through which the Partnership trades. The Partnership is a registrant with the Securities and Exchange Commission (“SEC”), and, accordingly is subject to the regulatory requirements under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

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

GP 1, LLC (“GP 1”)	GP 7, LLC (“GP 7”)	GP 12, LLC (“GP 12”)
GP 3, LLC (“GP 3”)	GP 8, LLC (“GP 8”)	GP 14, LLC (“GP 14”)
GP 4, LLC (“GP 4”)	GP 9, LLC (“GP 9”)	GP 15, LLC (“GP 15”)
GP 5, LLC (“GP 5”)	GP 10, LLC (“GP 10”)	GP 16, LLC (“GP 16”)
GP 6, LLC (“GP 6”)	GP 11, LLC (“GP 11”)

Assets of the Partnership will not be invested in GP 15 and GP 16 until the first quarter of 2011.

Additionally, GP Cash Management, LLC was created as a Delaware limited liability company to collectively manage and invest excess cash not required to be held at clearing brokers. The members of GP Cash Management, LLC are the Trading Companies.

Through December 31, 2008 a portion of Grant Park’s net assets was previously allocated to the Dearborn Select Master Fund, SPC – Winton Segregated Portfolio – Class GP (the “GP Class”). Dearborn Select Master Fund, SPC (“Dearborn Select”) was incorporated under the laws of the Cayman Islands on April 7, 2006 and was a private investment fund organized as a segregated portfolio company with limited liability. The GP Class allocated the assets invested by Grant Park to Winton Capital Management Limited (“Winton”) through one or more managed accounts, traded pursuant to Winton’s Diversified Program. Grant Park owned all of the outstanding Class GP units of the GP Class. The general partner of Grant Park was also the Investment Manager of Dearborn Select. As of December 31, 2008, the investment in the GP Class was redeemed and was shown on the statement of financial

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

condition as a redemption receivable. Effective January 1, 2009, the portion of Grant Park’s net assets allocated to the GP Class was reallocated to one of Grant Park’s trading companies, GP 1, LLC (“GP 1”), a Delaware limited liability company. GP 1 allocated assets to Winton to be traded pursuant to Winton’s Diversified Program.

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

The Partnership’s significant accounting policies are as follows:

Consolidation: The Partnership is the sole member of each of the Trading Companies. The Trading Companies, in turn, are the only members of GP Cash Management, LLC. The Partnership presents consolidated financial statements for the Partnership which include the accounts of the Trading Companies and GP Cash Management, LLC. All material inter-company accounts and transactions are eliminated in consolidation. Recent Financial Accounting Standards Board (“FASB”) guidance under FASB ASC 810 establishes accounting and reporting requirements for noncontrolling interests, which the Partnership previously referred to as minority interests. This guidance requires noncontrolling interests to be reported as a component of partners’ capital on the consolidated statement of financial condition and the amount of net income (loss) attributable to noncontrolling interests to be identified on the consolidated statement of operations.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

The Partnership follows the provisions of ASC 740, Income Taxes. The Partnership is not generally subject to examination by U.S. federal or state taxing authorities for tax years before 2007. As of December 31, 2010, the Partnership has no material uncertain income tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties.

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. Effective April 1, 2009, Class A units bear organization and offering expenses at an annual rate of 10 basis points (0.10 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets. Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class and, effective April 1, 2009, Class B units bear these expenses at an annual rate of 30 basis points (0.30 percent) of the adjusted net assets of the Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class and Class B units, respectively, calculated and payable monthly on the basis of month-end adjusted net assets. Prior to April 1, 2009, Class A units and Class B units bore these expenses at an annual rate of 20 basis points (0.20 percent) and 60 basis points (0.60 percent), respectively, of the adjusted net assets of the Class A and Class B units, respectively, calculated and payable monthly on the basis of month-end adjusted net assets. “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At December 31, 2010, all organization and offering costs incurred by the General Partner have been reimbursed.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

The Partnership does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized or unrealized gain or loss from investments.

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

Recent accounting pronouncements: In January 2010, FASB issued Accounting Standards update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. As this update is disclosure related, adoption did not have an impact on the Partnership’s financial condition or results of operations.

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

Fair value of exchange-traded contracts is based upon exchange settlement prices. Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market. U.S. Government securities, U.S. Government-sponsored enterprises and commercial paper are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market. These financial instruments are classified in Level 1 of the fair value hierarchy.

The Partnership values certificates of deposit at face value plus accrued interest, which approximates fair value, and these financial instruments are classified in Level 2 of the fair value hierarchy. The Partnership values forward contracts based on third-party quoted dealer values on the Interbank market and forward contracts are classified in Level 2.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$98,441,357	$—	$—	$98,441,357
Futures contracts*	32,922,417	—	—	32,922,417
Forward contracts*	—	3,038,422	—	3,038,422
Options on futures contracts*	(4,625)	—	—	(4,625)
Cash and cash equivalents
Certificates of deposit		28,202,983	—	28,202,983
Commercial paper	297,810,795	—	—	297,810,795
Certificates of deposit	—	20,009,468	—	20,009,468
Commercial paper	14,996,133	—	—	14,996,133
U.S. Government-sponsored enterprises	292,555,595	—	—	292,555,595
U.S. Government securities	119,865,174	—	—	119,865,174

*	See the consolidated condensed schedule of investments for further description.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$89,970,252	$—	$—	$89,970,252
Futures contracts*	13,472,467	—	—	13,472,467
Forward contracts*	542,054	—	—	542,054
Options on futures contracts*	(5,130)	—	—	(5,130)
Cash and cash equivalents
Certificates of deposit	—	20,042,688	—	20,042,688
Commercial paper	6,761,718	—	—	6,761,718
Certificates of deposit	—	15,755,711	—	15,755,711
U.S. Government-sponsored enterprises	596,671,609	—	—	596,671,609
U.S. Government securities	74,755,744	—	—	74,755,744

*	See the consolidated condensed schedule of investments for further description.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

NOTE 6. OPERATING EXPENSES

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. Operating expenses of the Partnership are limited to 0.25 percent per year of the average month-end net assets of the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year. For the year ended December 31, 2010, the operating expenses incurred by the Partnership were less than the percentages outlined above. Accordingly, at December 31, 2010, 2009 and 2008 the General Partner reimbursed $50,000, $0 and $0, respectively, of operating expenses to the Partnership.

NOTE 7. REDEMPTIONS

Class A and Class B Limited Partners have the right to redeem units as of any month-end upon ten (10) days’ prior written notice to the Partnership. The General Partner, however, may permit earlier redemptions in its discretion. There are no redemption fees applicable to Class A Limited Partners or to Class B Limited Partners who redeem their units on or after the one-year anniversary of their subscription. Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class Limited Partners are prohibited from redeeming such units for the three months following the subscription for units. There are no redemption fees applicable to Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class Limited Partners or to Global 3 Class Limited Partners who redeem their units on or after the one-year anniversary of their subscription. Global 3 Class Limited Partners who redeem their units after the three-month lock-up, but prior to the one-year anniversary of their subscriptions for the redeemed units

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

will pay the applicable early redemption fee. Redemptions will be made on the last day of the month for an amount equal to the net asset value per unit, as defined, represented by the units to be redeemed. The right to obtain redemption is also contingent upon the Partnership’s having property sufficient to discharge its liabilities on the redemption date and may be delayed if the General Partner determines that earlier liquidation of commodity interest positions to meet redemption payments would be detrimental to the Partnership or nonredeeming Limited Partners.

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

	2010	2009	2008
Total return – Class A Units	4.45%	(9.23)%	19.91%
Total return – Class B Units	3.80%	(9.87)%	18.88%
Total return – Legacy 1 Class Units	6.09%	(3.39)%	—
Total return – Legacy 2 Class Units	5.73%	(3.55)%	—
Total return – Global 1 Class Units	2.88%	(4.32)%	—
Total return – Global 2 Class Units	2.56%	(4.64)%	—
Total return – Global 3 Class Units	0.68%	(6.04)%	—
Ratios as a percentage of average net assets: *
Interest income	0.53%	0.80%	2.32%

Expenses prior to incentive fees	6.75%	7.08%	6.52%
Incentive fees	1.73%	0.57%	4.64%
Total expenses	8.48%	7.65%	11.16%
Net investment loss **	(6.22)%	(6.28)%	(4.20)%

*	Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class Units began trading April 1, 2009 and, accordingly, the total return represents the return from April 1, 2009 through December 31, 2009. These units exclude the classes of the Partnership’s proportionate share of expenses and net investment income (loss) from GP 1, LLC from January 1, 2009 to March 31, 2009, and Dearborn Select Master Fund, SPC – Winton Segregated Portfolio for 2008.
**	Excludes incentive fee.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The interest income and expense ratios above are computed based upon the weighted average net assets of the limited partners for the years ended December 31, 2010, 2009 and 2008.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The following per unit performance calculations reflect activity related to the Partnership.

	Class A Units	Class B Units	Legacy 1 Class Units	Legacy 2 Class Units	Global 1 Class Units	Global 2 Class Units	Global 3 Class Units
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at December 31, 2007	$1,309.47	$1,142.68	N/A	N/A	N/A	N/A	N/A

Income (loss) from operations
Net realized and change in unrealized gain from trading	389.13	336.88	N/A	N/A	N/A	N/A	N/A

Expenses net of interest income*	(125.36)	(113.18)	N/A	N/A	N/A	N/A	N/A

Total income (loss) from operations	263.77	223.70	N/A	N/A	N/A	N/A	N/A

Organization and offering costs*	(3.04)	(7.91)	N/A	N/A	N/A	N/A	N/A

Net asset value per unit at December 31, 2008**	1,570.20	1,358.47	1,000.00	1,000.00	1,000.00	1,000.00	1,000.00

Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	(54.61)	(45.74)	2.72	1.58	(10.96)	(13.73)	(14.17)
Expenses net of interest income*	(90.39)	(88.38)	(36.60)	(37.04)	(32.22)	(32.67)	(46.19)

Total income (loss) from operations	(145.00)	(134.12)	(33.88)	(35.46)	(43.18)	(46.40)	(60.36)

Net asset value per unit at December 31, 2009	1,425.20	1,224.35	966.12	964.54	956.82	953.60	939.64

Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	166.28	142.15	118.37	119.78	79.95	78.92	79.73
Expenses net of interest income*	(102.82)	(95.64)	(59.57)	(64.53)	(52.39)	(54.51)	(73.35)

Total income (loss) from operations	63.46	46.51	58.80	55.25	27.56	24.41	6.38

Net asset value per unit at December 31, 2010	$1,488.66	$1,270.86	$1,024.92	$1,019.79	$984.38	$978.01	$946.02

*	Expenses net of interest income per unit and organization and offering costs per unit are calculated by dividing the expenses net of interest income and organization and offering costs by the average number of units outstanding during the period. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
**	Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units began trading April 1, 2009.

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

Net trading results from derivatives for the years ended December 31, 2010, 2009, and 2008 are reflected in the consolidated statements of operations. Such trading results reflect the net gain arising from the Partnership’s speculative trading of futures contracts, options on futures contract, and forward contracts.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The unrealized gain (loss) on open futures, forward and option contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Contracts (non-exchange-traded)		Option Contracts (exchange-traded)		Total
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Gross unrealized gains	$53,353,561	$51,128,960	$7,237,275	$6,513,328	$4,840	$3,955	$60,595,676	$57,646,243
Gross unrealized (losses)	(20,431,144)	(37,656,493)	(4,198,853)	(5,971,274)	(9,465)	(9,085)	(24,639,462)	(43,636,852)

Net unrealized gain (loss)	$32,922,417	$13,472,467	$3,038,422	$542,054	$(4,625)	$(5,130)	$35,956,214	$14,009,391

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05. The monthly average futures contracts, forward contracts and option contracts bought and sold was 8,356 and 5,996 for the years ended December 31, 2010 and 2009, respectively. The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments at December 21, 2010 and 2009

	Asset Derivatives* 12/31/2010	Liability Derivatives* 12/31/2010	Fair Value

Agriculturals contracts	$6,741,957	$(431,469)	$6,310,488

Currencies contracts	20,057,183	(5,176,594)	14,880,589

Energy contracts	3,684,943	(1,840,984)	1,843,959

Interest rates contracts	2,945,795	(1,826,944)	1,118,851

Meats contracts	846,430	(79,680)	766,750

Metals contracts	20,402,750	(12,923,962)	7,478,788

Soft commodities contracts	3,241,903	(709,766)	2,532,137

Stock indices contracts	2,674,715	(1,650,063)	1,024,652

	$60,595,676	$(24,639,462)	$35,956,214

*	The fair values of all asset and liability derivatives, including currencies, energy, agriculturals, interest rates, meats, metals, soft commodities and stock indices contracts, are included in equity in broker trading accounts in the consolidated statement of financial condition.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

	Asset Derivatives* 12/31/2009	Liability Derivatives* 12/31/2009	Fair Value
Agriculturals contracts	$1,318,059	$(1,371,627)	$(53,568)

Currencies contracts	9,791,450	(8,903,436)	888,014

Energy contracts	3,238,790	(2,385,037)	853,753

Interest rates contracts	3,716,428	(4,670,891)	(954,463)

Meats contracts	465,512	(283,512)	182,000

Metals contracts	25,182,087	(19,533,404)	5,648,683

Soft commodities contracts	7,672,469	(5,352,643)	2,319,826

Stock indices contracts	6,261,448	(1,136,302)	5,125,146

	$57,646,243	$(43,636,852)	$14,009,391

*	The fair values of all asset and liability derivatives, including currencies, energy, agriculturals, interest rates, meats, metals, soft commodities and stock indices contracts, are included in equity in broker trading accounts in the consolidated statement of financial condition.

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Years Ended December 31, 2010 and 2009

	Year Ended December 31,
Type of contract	2010*	2009*

Agriculturals contracts	$17,978,928	$(4,428,202)

Currencies contracts	$25,579,604	$(3,908,974)

Energy contracts	(21,311,972)	(27,770,298)

Interest rates contracts	63,389,648	(33,040,510)

Meats contracts	161,046	(729,433)

Metals contracts	20,714,739	21,225,706

Soft commodities contracts	17,611,921	3,968,216

Stock indices contracts	(15,583,121)	27,490,646

	$108,540,793	$(17,192,849)

*	The gains or losses on derivatives, including currencies, energy, agriculturals, interest rates, meats, metals, soft commodities and stock indices contracts, are included in realized and change in unrealized gain (loss) from trading in the consolidated statement of operations.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

	Year Ended December 31,
Line Item in Consolidated Statement of Operations	2010	2009

Realized	$86,593,970	$(26,368,046)

Change in unrealized	21,946,823	9,175,197

	$108,540,793	$(17,192,849)

NOTE 12. SUBSEQUENT EVENTS

Subsequent to December 31, 2010, there were contributions and redemptions totaling approximately $23,150,000 and $6,702,000 respectively.

Effective February 1, 2011, Alder Capital Limited (“Alder”) and Denali Asset Management LLLP (“Denali”) began trading on behalf of the Partnership and will serve as a commodity trading advisor with respect to all outstanding classes of the Partnership’s units. Alder and Denali will each be allocated less than 10 percent of the Partnership’s net assets to manage.

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

Dearborn Select Master Fund, SPC – Winton Segregated Portfolio

Condensed Schedule of Investments

December 31, 2008

(Expressed in U.S. dollars)

	Unrealized gain/(loss) on open long contracts	Percent of Shareholders’ Equity*		Unrealized gain/(loss) on open short contracts	Percent of Shareholders’ Equity*		Net unrealized gain/(loss) on open contracts	Percent of Shareholders’ Equity*
Futures Contacts**
U.S. Futures Positions:
Currencies	$198,481	0.2%		$(611,431)	(0.5)%		$(412,950)	(0.3)%
Energy	—	*	**	40,428	*	**	40,428	*	**
Grains	—	*	**	(539,362)	(0.5)%		(539,362)	(0.5)%
Interest rates	1,037,902	0.9%		—	*	**	1,037,902	0.9%
Meats	5,160	*	**	25,800	*	**	30,960	*	**
Metals	—	*	**	(60,808)	(0.1)%		(60,808)	(0.1)%
Soft commodities	2,290	*	**	15,225	*	**	17,515	*	**
Stock indices	(3,540)	*	**	(20,075)	*	**	(23,615)	*	**

Total U.S. Futures Positions	1,240,293			(1,150,223)			90,070

Foreign Futures Positions:
Energy	$12,585	*	**	$17,810	*	**	$30,395	*	**
Grains	—	*	**	(1,188)	*	**	(1,188)	*	**
Interest rates	1,363,347	1.2%		(2,633)	*	**	1,360,714	1.2%
Metals	(71,206)	(0.1)%		528,609	0.5%		457,403	0.4%
Soft commodities	45,705	*	**	2,430	*	**	48,135	*	**
Stock indices	—	*	**	(26,569)	*	**	(26,569)	*	**

Total Foreign Futures Positions	1,350,431			518,459			1,868,890

Total Futures Contracts	$2,590,724	2.2%		$(631,764)	(0.5)%		$1,958,960	1.7%

*	Represents the percent of shareholders’ equity on December 31, 2008 before redemption.
**	No individual futures and option contract position constituted greater than 5 percent of shareholders’ equity. Accordingly, the number of contracts and expiration dates are not presented.
***	Represents less than 0.1% of shareholders’ equity.

Certificates of deposit

Face Value	Maturity Date	Description	Fair Value	Percent of Shareholders’ Equity*
$3,000,000	5/1/2009	Comerica Bank, 1 month LIBOR plus 15 basis points	$3,005,296	2.6%
240,000	8/14/2009	Amcore Bank, 3.5%	241,120	0.2%
240,000	11/12/2009	Huntington National Bank, 4.0%	241,250	0.2%
240,000	11/17/2009	Mercantile Bank of Michigan, 3.6%	241,065	0.2%

Total Certificates of deposit			$3,728,731	3.2%

*	Represents the percent of shareholders’ equity on December 31, 2008 before redemption.

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

The accompanying notes are an integral part of these financial statements

Dearborn Select Master Fund, SPC- Winton Segregated Portfolio

Condensed Schedule of Investments

December 31, 2007

(Expressed in U.S. dollars)

	Unrealized gain/(loss) on open long contracts	Percent of Shareholders’ Equity	Unrealized gain/(loss) on open short contracts	Percent of Shareholders’ Equity		Net unrealized gain/(loss) on open contracts	Percent of Shareholders’ Equity
Futures Contacts*
U.S. Futures Positions:
Currencies	$77,274	0.1%	$(34,803)	*	*	$42,471	* *
Energy	339,275	0.3%	(72,290)	(0.1)%		266,985	0.3%
Grains	1,015,644	1.0%	—	*	*	1,015,644	1.0%
Interest rates	(102,891)	(0.1)%	—	*	*	(102,891)	(0.1)%
Meats	(13,028)	* *	32,560	*	*	19,532	* *
Metals	390,270	0.4%	–	*	*	390,270	0.4%
Soft commodities	3,065	* *	(170,296)	(0.2)%		(167,231)	(0.2)%
Stock indices	(123,104)	(0.1)%	—	*	*	(123,104)	(0.1)%

Total U.S. Futures Positions	1,586,505		(244,829)			1,341,676

Foreign Futures Positions:
Energy	$170,530	0.2%	—	*	*	170,530	0.2%
Interest rates	(132,569)	(0.1)%	(39,128)	*	*	(171,697)	(0.2)%
Metals	(620,144)	(0.6)%	316,710	0.3%		(303,434)	(0.3)%
Soft commodities	3,420	* *	(11,605)	*	*	(8,185)	* *
Stock indices	203,780	0.2%	17,722	*	*	221,502	0.2%

Total Foreign Futures Positions	(374,983)		283,699			(91,284)

Total Futures Contracts	$1,211,522	1.2%	$38,870	*	*	$1,250,392	1.3%

*	No individual futures and option contract position constituted greater than 5 percent of shareholders’ equity. Accordingly, the number of contracts and expiration dates are not presented.
**	Represents less than 0.1% of shareholders’ equity.

Certificates of deposit

Face Value	Maturity Date	Description	Fair Value	Percent of Shareholders’ Equity
$3,000,000	1/7/2008	Abbey National Bank, 5.3%	$3,079,506	3.1%
3,000,000	2/7/2008	Wilmington Trust, 5.3%	3,064,435	3.1%
2,500,000	4/28/2008	Comerica Bank, 4.7%	2,521,868	2.5%
5,000,000	6/5/2008	Associated Bank, 3 month LIBOR less 4 basis points	5,019,162	5.1%
1,500,000	6/20/2008	Washington Mutual Bank, 5.4%	1,543,631	1.6%
3,000,000	7/28/2008	Regions Bank, 4.7%	3,026,158	3.1%
2,000,000	11/3/2008	Marshall & Ilsley Bank, 4.6%	2,015,589	2.0%

Total Certificates of deposit			$20,270,349	20.5%

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

Dearborn Select Master Fund, SPC – Winton Segregated Portfolio

Statements of Changes in Shareholders’ Equity

Year ended December 31, 2008 and the Period from June 1, 2007 (commencement of operations) through December 31, 2007

(Expressed in U.S. dollars)

	Class GP					Class A
	Number of Shares	Share Capital	Share Premium	Accumulated Surplus/ (Deficit)	Class GP Total	Number of Shares	Share Capital		Share Premium	Accumulated Surplus/ (Deficit)	Class A Total	Total
Balance – beginning *	—	$—	$—	$—	$—	—		$—	$—	$—	$—	$—

Proceeds on subscription of shares	89,211.59	892	89,210,696	—	89,211,588	145.20		1	145,199	—	145,200	89,356,788
Payments on redemption of shares	—	—	—	—	—	—		—	—	—	—
Net gain	—	—	—	9,417,448	9,417,448	—		—	—	14,760	14,760	9,432,208

Balance – December 31, 2007	89,211.59	892	89,210,696	9,417,448	98,629,036	145.20		1	145,199	14,760	159,960	$98,788,996

Proceeds on subscription of shares				—						—
Payments on redemption of shares	(89,211.59)	(892)	(89,210,696)	(26,132,387)	(115,343,975)	(145.20)		(1)	(145,199)	(25,894)	(171,094)	(115,515,069)
Net gain	—	—	—	16,714,939	16,714,939	—		—	—	11,134	11,134	16,726,073

Balance – December 31, 2008	—	$—	$—	$—	$—	—	$		$—	$—	$—	$—

Net asset value per share at December 31, 2007					$1,105.56						$1,101.65

Net asset value per share at December 31, 2008					$—						$—

*	Commencement of operations of Class GP was June 1, 2007 and Class A was August 1, 2007.

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

Dearborn Select Master Fund, SPC – Winton Segregated Portfolio

Notes to Financial Statements

The following table presents Winton Segregated Portfolio’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets
Equity in brokers’ trading accounts
U.S. Government securities	$2,998,799	$—	$—	$2,998,799
Futures contracts	1,958,960	—	—	1,958,960
Cash and cash equivalents
Certificates of deposit	—	12,456,183	—	12,456,183
Commercial paper	12,450,226	—	—	12,450,226
Government-sponsored enterprises	1,498,017	—	—	1,498,017
Certificates of deposit	—	3,728,731	—	3,728,731
Commercial paper	2,573,970	—	—	2,573,970
Government-sponsored enterprises	71,749,054	—	—	71,749,054

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

NOTE 6. REDEMPTIONS

The Winton Segregated Portfolio Class A ceased operations on September 30, 2008 and the final redemption payment of $171,093 was made on November 13, 2008. The Winton Segregated Portfolio Class GP ceased operations on December 31, 2008, and the redemption payable on the statement of financial condition represents the net assets as of such date. Effective January 1, 2010, the net assets were reallocated to GP 1, LLC, an affiliated trading company of Grant Park.

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

	Winton Segregated Portfolio
	Class GP	Class A

2007

Total return	10.56%	10.17%

Ratios to average net assets:
Interest income	2.73%	1.93%
Expenses prior to incentive fees	1.90%	1.27%
Incentive fees	2.85%	2.57%

Total expenses	4.75%	3.84%

Net investment income*	0.83%	0.66%

2008
Total return	16.95%	6.96%

Ratios to average net assets:
Interest income	2.80%	2.21%
Expenses prior to incentive fees	3.40%	2.28%
Incentive fees	4.45%	4.07%

Total expenses	7.85%	6.35%

Net investment (loss)*	(0.60)%	(0.07)%

*	Excludes incentive fee.

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

	Winton Segregated Portfolio
	Class GP	Class A
Net asset value per share – initial subscription*	$1,000.00	$1,000.00

Net investment loss*	(21.09)	(20.17)

Net realized and change in unrealized gain from trading*	126.65	121.82

Total increase in net assets arising from operations	105.56	101.65

Net asset value per share – December 31, 2007	$1,105.56	$1,101.65

Net investment loss*	(61.47)	(49.84)

Net realized and change in unrealized gain from trading*	(1,044.09)	(1,051.81)

Total increase in net assets arising from operations	(1,105.56)	(1,101.65)

Net asset value per share – December 31, 2007	$—	$—

*	Commencement of operations for Winton Segregated Portfolio Class GP was June 1, 2007 and Class A was August 1, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois on the 24th day of February, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2010.

Signature	Title

/s/ David M. Kavanagh David M. Kavanagh	President (Principal Executive Officer)

/s/ Maureen O’Rourke Maureen O’Rourke	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1	(1)	Third Amended and Restated Limited Partnership Agreement of the Registrant.

3.2	(2)	Certificate of Limited Partnership of the Registrant.

10.1	(3)	Form of Advisory Contract among the Registrant, Dearborn Capital Management, L.L.C., the trading advisor and the trading company

10.2	(4)	Subscription Agreement and Power of Attorney.

10.3	(5)	Request for Redemption Form.

10.4	(3)	Operating Agreement of GP Cash Management, LLC.

10.5	(3)	Form of LLC operating agreement governing each Trading Company.

24.1		Power of Attorney (included on signature page).

31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Included as Appendix A to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-153862) and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-153862) and incorporated herein by reference.
(4)	Included as Appendix B to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-153862).
(5)	Included as Appendix D to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-153862).