Form 10-Q
period 2011-03-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2011-05-16
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2011

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

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED March 31, 2011

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	March 31, 2011	December 31, 2010

Assets
Equity in brokers’ trading accounts:
Securities owned, at fair value (cost $76,922,872 and $98,314,299, respectively)	$76,955,583	$98,441,357
Cash	116,020,490	6,757,371
Unrealized gain on open contracts, net	24,793,689	35,956,214

Total equity in brokers’ trading accounts	217,769,762	141,154,942

Cash and cash equivalents	396,652,591	338,154,495
Securities owned, at fair value (cost $348,899,522 and $446,933,117, respectively)	349,719,833	447,426,370
Interest and dividends receivable	59,519	82,357

Total assets	$964,201,705	$926,818,164

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Securities sold short, at fair value (proceeds $31,115,107 and $0, respectively)	$30,565,833	$—
Dividends payable on securities sold short	25,587	—
Brokerage commission payable	5,398,040	5,622,480
Accrued incentive fees	1,631,110	9,372,262
Organization and offering costs payable	216,826	217,123
Accrued operating expenses	189,558	140,163
Pending partner additions	19,580,163	12,218,587
Redemptions payable	9,208,427	7,334,779

Total liabilities	66,815,544	34,905,394

Partners’ Capital (Net Asset Value)
General Partner
Class A (3,008.66 units outstanding at both March 31, 2011 and December 31, 2010)	4,442,988	4,478,872
Class B (427.01 units outstanding at both March 31, 2011 and December 31, 2010)	537,456	542,672
Legacy 1 Class (1,025.00 units outstanding at both March 31, 2011 and December 31, 2010)	1,048,061	1,050,542
Legacy 2 Class (1,000.00 units outstanding at both March 31, 2011 and December 31, 2010)	1,016,584	1,019,793
Global 1 Class (1,044.66 units outstanding at both March 31, 2011 and December 31, 2010)	1,021,776	1,028,338
Global 2 Class (1,354.32 and 1,181.06 units outstanding at March 31, 2011 and December 31, 2010, respectively)	1,315,283	1,155,098
Global 3 Class (500.00 units outstanding at both March 31, 2011 and December 31, 2010)	467,355	473,009
Limited Partners
Class A (39,830.56 and 40,362.54 units outstanding at March 31, 2011 and December 31, 2010, respectively)	58,819,172	60,086,201
Class B (485,287.76 and 498,484.71 units outstanding at March 31, 2011 and December 31, 2010, respectively)	610,804,977	633,504,348
Legacy 1 Class (5,541.96 and 5,908.00 units outstanding at March 31, 2011 and December 31, 2010, respectively)	5,666,646	6,055,220
Legacy 2 Class (8,312.85 and 6,361.06 units outstanding at March 31, 2011 and December 31, 2010, respectively)	8,450,711	6,486,967
Global 1 Class (11,272.35 and 10,133.38 units outstanding at March 31, 2011 and December 31, 2010, respectively)	11,025,423	9,975,048
Global 2 Class (20,207.86 and 18,631.40 units outstanding at March 31, 2011 and December 31, 2010, respectively)	19,625,297	18,221,772
Global 3 Class (185,238.94 and 156,270.73 units outstanding at March 31, 2011 and December 31, 2010, respectively)	173,144,432	147,834,890

Total partners’ capital (net asset value)	897,386,161	891,912,770

Total liabilities and partners’ capital (net asset value)	$964,201,705	$926,818,164

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

March 31, 2011

(Unaudited)

Futures, Forwards, and Options on Futures Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (net asset value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (net asset value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (net asset value)
Futures Contracts *
U.S. Futures Positions:
Currencies	$7,465,950	0.8%	$210,572	** %	$7,676,522	0.9%
Energy	$7,537,424	0.8%	$(4,011,618)	(0.4)%	$3,525,806	0.4%
Grains	$1,395,854	0.2%	$(885,169)	(0.1)%	$510,685	0.1%
Interest rates	$(1,205,476)	(0.1)%	$94,536	**	$(1,110,940)	(0.1)%
Meats	$1,184,895	0.1%	$(170,914)	**	$1,013,981	0.1%
Metals	$3,186,591	0.4%	$(287,812)	**	$2,898,779	0.3%
Soft commodities	$1,029,852	0.1%	$(9,788)	**	$1,020,064	0.1%

Stock indices and single stock futures	$5,074,405	0.6%	$(680,252)	(0.1)%	$4,394,153	0.5%

Total U.S. Futures Positions	$25,669,495		$(5,740,445)		$19,929,050

Foreign Futures Positions:

Energy	$2,041,230	0.2%	$(18,780)	**	$2,022,450	0.2%

Grains	$422	**	$—	**	$422	**
Interest rates	$(1,091,620)	(0.1)%	$3,043,616	0.3%	$1,951,996	0.2%
Metals	$2,268,552	0.3%	$(3,583,681)	(0.4)%	$(1,315,129)	(0.1)%
Soft commodities	$1,914	**	$54,567	**	$56,481	**
Stock indices	$2,222,001	0.2%	$(2,088,544)	(0.2)%	$133,457	**

Total Foreign Futures Positions	$5,442,499		$(2,592,822)		$2,849,677

Total Futures Contracts	$31,111,994	3.4%	$(8,333,267)	(0.9)%	$22,778,727	2.5%

Forward Contracts *
Currencies	$10,531,861	1.2%	$(8,514,909)	(0.9)%	$2,016,952	0.3%

Options on Futures Contracts *
U.S. stock indices	$1,529	**	$(3,519)	**	$(1,990)	**

Total Futures, Forward and Options on Futures Contracts	$41,645,384	4.6%	$(16,851,695)	(1.8)%	$24,793,689	2.8%

*	No individual futures, forward, and options on futures contract position constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.
**	Represents less than 0.1% of partners’ capital.

U.S. Government securities in brokers’ trading accounts***

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$77,050,000	4/7/2011-2/9/2012	U.S. Treasury Bills, 0.0%-0.3% (cost $76,922,872)	$76,955,583	8.6%

***	Pledged as collateral for the trading of futures, forward and options on futures contracts.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2011

(Unaudited)

Securities Owned

U.S. equities*

	Fair Value	Percent of Partners’ Capital (net asset value)
Consumer Discretionary	$1,030,448	0.1%
Consumer Staples	$848,106	0.1%
Energy	$990,712	0.1%
Financials	$818,526	0.1%
Health Care	$748,712	0.1%
Industrials	$542,987	0.1%
Information Technology	$1,321,440	0.1%
Materials	$634,785	0.1%
Telecommunication Services	$128,217	**
Utilities	$468,545	**

Total U.S. equity securities (cost $7,638,211)	$7,532,478	0.8%

Exchange-traded funds*

	Fair Value	Percent of Partners’ Capital (net asset value)
Consumer Discretionary	$31,240	** %
Consumer Staples	$101,728	**
Energy	$164,360	**
Financials	$2,898,273	0.3%
Health Care	$321,167	**
Industrials	$207,158	**
Information Technology	$294,015	**
Materials	$196,098	**

Total Exchange-traded funds (cost $4,009,770)	$4,214,039	0.5%

U.S. equity options purchased*

	Fair Value	Percent of Partners’ Capital (net asset value)
Consumer Discretionary	$28,834	** %
Consumer Staples	$219,665	**
Energy	$16,760	**
Financials	$63,876	**
Health Care	$126,464	**
Industrials	$66,372	**
Information Technology	$83,342	**
Materials	$52,500	**
Telecommunication Services	$49,453	**
Utilities	$85,560	**

Total U.S. equity options purchased (premiums paid $978,472)	$792,826	0.1%

*	No individual equity, exchange-traded fund and equity options securities constituted greater than 1 percent of partners’ capital. Accordingly, the number of securities and expiration dates are not presented.
**	Represents less than 0.1% of partners’ capital.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2011

(Unaudited)

Bank deposits
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$20,000,000	4/29/2011	Bank of Nova Scotia, 0.3% (cost $20,000,000)	$20,022,784	2.2%

U.S. Commercial paper
Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$10,000,000	5/13/2011	Volkswagen America, 0.4% (cost $9,989,444)	$9,995,333	1.1%
$20,000,000	5/24/2011	Bank of America Corp., 0.3% (cost $19,986,350)	$19,992,050	2.2%
$5,000,000	5/27/2011	American Electric Power Corp., 0.4% (cost $4,993,132)	$4,996,656	0.6%

	Total U.S. Commercial paper (cost $34,968,926)		$34,984,039	3.9%

U.S. Government-sponsored enterprises

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$147,750,000	9/9/2013-1/14/2014	Federal Home Loan Bank, 1.0-1.6%	$148,214,769	16.5%
$45,000,000	4/27/2012-5/25/2012	Federal National Mortgage Association, 1.3-1.4%	$45,238,048	5.0%
$63,605,000	6/14/2012-3/10/2014	Federal Farm Credit Bank, 1.0-1.6%	$63,712,764	7.1%
$15,000,000	8/23/2013	Federal Agricultural Mortgage Corp., 1.3%	$15,019,792	1.7%
$10,000,000	7/8/2011	Federal Home Loan Discount Note, 0.4%	$9,988,294	1.1%

	Total U.S. Government-sponsored enterprises (cost $281,304,143)		$282,173,667	31.4%

			Fair Value	Percent of Partners’ Capital (net asset value)
Total Securities owned			$349,719,833	38.9%

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2011

(Unaudited)

Securities sold short

U.S. equities sold short*

	Fair Value	Percent of Partners’ Capital (net asset value)
Consumer Discretionary	$(1,550,398)	(0.2)%
Consumer Staples	$(3,253,643)	(0.4)%
Energy	$(2,033,417)	(0.2)%
Financials	$(931,098)	(0.1)%
Health Care	$(3,142,905)	(0.3)%
Industrials	$(1,672,256)	(0.2)%
Information Technology	$(3,085,039)	(0.3)%
Materials	$(926,415)	(0.1)%
Telecommunication Services	$(593,967)	(0.1)%
Utilities	$(1,086,305)	(0.1)%

Total U.S. equities (proceeds $17,996,589)	$(18,275,443)	(2.0)%

Exchange-traded funds sold short*

	Fair Value	Percent of Partners’ Capital (net asset value)
Energy	$(31,900)	**
Financials	$(8,434,932)	(0.9)%
Information Technology	$(52,125)	**
Utilities	$(133,854)	**

Total Exchange-traded funds sold short (proceeds $8,590,163)	$(8,652,811)	(1.0)%

U.S. equity options written*
	Fair Value	Percent of Partners’ Capital (net asset value)
Consumer Discretionary	$(617,141)	(0.1)%
Consumer Staples	$(110,294)	**
Energy	$(610,342)	(0.1)%
Financials	$(143,351)	**
Health Care	$(203,553)	**
Industrials	$(311,017)	**
Information Technology	$(1,388,652)	(0.1)%
Materials	$(238,299)	**
Telecommunication Services	$(4,462)	**
Utilities	$(10,468)	**

Total U.S. equity options written (premiums received $4,528,355)	$(3,637,579)	(0.4)%

	Fair Value	Percent of Partners’ Capital (net asset value)
Total Securities sold short	$(30,565,833)	(3.4)%

*	No individual equity, exchange-traded fund and equity options securities constituted greater than 1 percent of partners’ capital. Accordingly, the number of securities and expiration dates are not presented
**	Represents less than 0.1% of partners’ capital.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2010

Futures, Forwards and Options on Futures Contracts

	Expiration Dates	No. of Contracts		Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (net asset value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (net asset value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (net asset value)
		Long	Short
Futures Contracts *
U.S. Futures Positions:
Agriculturals				$6,663,696	0.7%	$(377,927)	**	$6,285,769	0.7%
Currencies				$9,558,662	1.1%	$2,283,505	0.2%	$11,842,167	1.3%
Energy				$2,655,082	0.3%	$(1,303,695)	(0.1)%	$1,351,387	0.2%
Interest rates				$277,176	**	$(418,671)	**	$(141,495)	**
Meats				$787,250	0.1%	$(20,500)	**	$766,750	0.1%
Metals				$4,039,143	0.5%	$(616,704)	(0.1)%	$3,422,439	0.4%
Soft commodities				$2,720,770	0.3%	$(216,592)	**	$2,504,178	0.3%
Stock indices and single stock futures				$928,568	0.1%	$71,857	**	$1,000,425	0.1%

Total U.S. Futures Positions				$27,630,347		$(598,727)		$27,031,620

Foreign Futures Positions:
Agriculturals				$24,719	**	$—	**	$24,719	**
Energy				$509,737	0.1%	$(17,165)	**	$492,572	0.1%
Interest rates				$2,243,690	0.2%	$(983,344)	(0.1)%	$1,260,346	0.1%
Metals						$(11,958,488)	(1.4)%	$4,056,349	0.4%
Copper	1/19/2011- 6/15/2011	386	208	$8,937,572	1.0%	$(4,285,970)	(0.5)%	$4,651,602	0.5%
Other Metals				$7,077,265	0.8%	$(7,672,518)	(0.9)%	$(595,253)	(0.1)%
Soft commodities				$27,959	**	$—	**	$27,959	**
Stock indices				$(120,097)	**	$148,949	**	$28,852	**

Total Foreign Futures Positions				$18,700,845		$(12,810,048)		$5,890,797

Total Futures Contracts				$46,331,192	5.2%	$(13,408,775)	(1.5)%	$32,922,417	3.7%

Forward Contracts *
Currencies				$3,078,051	0.3%	$(39,629)	**	$3,038,422	0.3%

Options on Futures Contracts*
U.S. stock indices				$4,840	**	$(9,465)	**	$(4,625)	**

Total Futures, Forward and Options on Futures Contracts				$49,414,083	5.5%	$(13,457,869)	(1.5)%	$35,956,214	4.0%

*	No individual futures, forward, or options on futures contract position constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.
**	Represents less than 0.1% of partners’ capital.

U.S. Government securities in brokers’ trading accounts***

Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$98,450,000	1/6/2011-3/31/2011	U.S. Treasury Bills, 0.1%-0.3% (cost $98,314,299)	$98,441,357	11.0%

***	Pledged as collateral for the trading of futures, forward and options on futures contracts.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2010

Securities owned

Bank deposits

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$20,000,000	4/29/2011	Bank of Nova Scotia, 0.3% (cost $20,000,000)	$20,009,468	2.2%

U.S. Commercial paper

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$15,000,000	2/2/2011	Citigroup Funding, 0.3% (cost $14,988,158)	$14,996,133	1.7%

U.S. Government-sponsored enterprises

Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$130,500,000	9/9/2013-12/30/2013	Federal Home Loan Bank, 1.0-1.6%	$130,677,841	14.6%
$61,575,000	2/14/2011-12/16/2013	Federal Farm Credit Bank, 0.2-1.4%	$61,636,684	6.9%
$45,000,000	4/27/2012-5/25/2012	Federal National Mortgage Association, 1.3-1.4%	$45,087,111	5.1%
$30,075,000	2/1/2011-1/25/2012	Federal Home Loan Mortgage Corp., 0.1-1.3%	$30,109,748	3.4%
$15,000,000	8/23/2013	Federal Agricultural Mortgage Corp., 1.3%	$15,066,667	1.7%
$10,000,000	7/8/2011	Federal Home Loan Discount Note, 0.4%	$9,977,544	1.1%

	Total U.S. Government-sponsored enterprises (cost $292,091,597)		$292,555,595	32.8%

U.S. Government securities

Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$120,000,000	3/31/2011-11/17/2011	U.S. Treasury Bills, 0.1%-0.3% (cost $119,853,362)	$119,865,174	13.3%

			Fair Value	Percent of Partners’ Capital (net asset value)
Total Securities owned			$447,426,370	50.1%

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended March 31,
	2011	2010
	(Unaudited)

Net trading gains (losses)
Net gain (loss) from futures and forward trading
Realized	$21,313,660	$(32,327,231)
Change in unrealized	(11,162,525)	16,382,285
Commissions	(3,316,550)	(3,010,777)

Net gains (losses) from futures and forward trading	6,834,585	(18,955,723)

Net gain (loss) from equities, equity options and exchange-traded funds
Realized	(454,595)	—
Change in unrealized	462,163	—
Commissions	(113,022)	—

Net gains (losses) from equities, equity options and exchange-traded funds	(105,454)	—

Total trading gains (losses)	6,729,131	(18,955,723)

Net investment income (loss)
Income
Dividend income	33,962	—
Interest income	939,118	1,131,218

Total income	973,080	1,131,218

Expenses from operations
Dividend expense	40,063	—
Brokerage commission	13,659,601	12,453,806
Incentive fees	1,655,846	241,052
Organizational and offering costs	653,463	568,250
Operating expenses	571,595	501,796

Total expenses	16,580,568	13,764,904

Net investment loss	(15,607,488)	(12,633,686)

Net loss	$(8,878,357)	$(31,589,409)

Net loss per unit from operations (based on weighted average number of units outstanding during the period) and decrease in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(11.92)	$(51.12)

General Partner & Limited Partner Class B Units	$(12.21)	$(45.84)

General Partner & Limited Partner Legacy 1 Class Units	$(2.42)	$(30.46)

General Partner & Limited Partner Legacy 2 Class Units	$(3.21)	$(30.98)

General Partner & Limited Partner Global 1 Class Units	$(6.28)	$(35.84)

General Partner & Limited Partner Global 2 Class Units	$(6.84)	$(36.93)

General Partner & Limited Partner Global 3 Class Units	$(11.31)	$(40.43)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Three Months Ended March 31, 2011

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount

Partners’ capital, (net asset value) December 31, 2010	3,008.66	$4,478,872	40,362.54	$60,086,201	427.01	$542,672	498,484.71	$633,504,348	1,025.00	$1,050,542	5,908.00	$6,055,220	1,000.00	$1,019,793	6,361.06	$6,486,967
Contributions	—	—	—	—	—	—	—	—	—	—	124.08	128,000	—	—	2,015.11	2,066,519
Redemptions	—	—	(531.98)	(795,590)	—	—	(13,196.95)	(16,764,389)	—	—	(490.12)	(504,278)	—	—	(63.32)	(65,224)
Net loss	—	(35,884)	—	(471,439)	—	(5,216)	—	(5,934,982)	—	(2,481)	—	(12,296)	—	(3,209)	—	(37,551)

Partners’ capital, (net asset value) March 31, 2011	3,008.66	$4,442,988	39,830.56	$58,819,172	427.01	$537,456	485,287.76	$610,804,977	1,025.00	$1,048,061	5,541.96	$5,666,646	1,000.00	$1,016,584	8,312.85	$8,450,711

Net asset value per unit at December 31, 2010				$1,488.66				$1,270.86				$1,024.92				$1,019.79

Net asset value per unit at March 31, 2011				$1,476.74				$1,258.65				$1,022.50				$1,016.58

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount

Partners’ capital, (net asset value) December 31, 2010	1,044.66	$1,028,338	10,133.38	$9,975,048	1,181.06	$1,155,098	18,631.40	$18,221,772	500.00	$473,009	156,270.73	$147,834,890	$891,912,770
Contributions	—	—	1,463.83	1,441,940	173.26	170,000	2,195.28	2,151,424	—	—	32,966.67	31,201,996	37,159,879
Redemptions	—	—	(324.86)	(318,172)	—	—	(618.82)	(606,770)	—	—	(3,998.46)	(3,753,708)	(22,808,131)
Net loss	—	(6,562)	—	(73,393)	—	(9,815)	—	(141,129)	—	(5,654)	—	(2,138,746)	(8,878,357)

Partners’ capital, (net asset value) March 31, 2011	1,044.66	$1,021,776	11,272.35	$11,025,423	1,354.32	$1,315,283	20,207.86	$19,625,297	500.00	$467,355	185,238.94	$173,144,432	897,386,161

Net asset value per unit at December 31, 2010				$984.38				$978.01				$946.02

Net asset value per unit at March 31, 2011				$978.10				$971.17				$934.71

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Three Months Ended March 31, 2010

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount

Partners’ capital, (net asset value) December 31, 2009	3,008.66	$4,287,922	48,356.59	$68,917,549	427.01	$522,813	570,593.04	$698,607,417	1,025.00	$990,276	3,851.25	$3,720,780	1,000.00	$964,540	3,122.95	$3,012,215
Contributions	—	—	—	—	—	—	—	—	—	—	838.89	785,100	—	—	1,036.46	957,729
Redemptions	—	—	(3,658.62)	(4,910,974)	—	—	(19,877.15)	(22,847,643)	—	—	(18.29)	(16,299)	—	—	—	—
Net loss	—	(153,797)	—	(2,588,119)	—	(19,574)	—	(26,735,190)	—	(31,229)	—	(118,335)	—	(30,985)	—	(86,904)

Partners’ capital, (net asset value) March 31, 2010	3,008.66	$4,134,125	44,697.97	$61,418,456	427.01	$503,239	550,715.89	$649,024,584	1,025.00	$959,047	4,671.85	$4,371,246	1,000.00	$933,555	4,159.41	$3,883,040

Net asset value per unit at December 31, 2009				$1,425.20				$1,224.35				$966.12				$964.54

Net asset value per unit at March 31, 2010				$1,374.08				$1,178.51				$935.66				$933.56

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount

Partners’ capital, (net asset value) December 31, 2009	1,044.66	$999,554	3,358.60	$3,213,581	708.97	$676,076	7,333.83	$6,993,517	500.00	$469,821	40,328.60	$37,894,437	$831,270,498
Contributions	—	—	2,107.30	1,904,292	206.69	190,000	5,646.98	5,166,504	—	—	35,642.50	31,807,215	40,810,840
Redemptions	—	—	(24.39)	(21,903)	—	—	(179.62)	(164,654)	—	—	(310.84)	(271,987)	(28,233,460)
Net loss	—	(37,445)	—	(84,449)	—	(26,717)	—	(260,875)	—	(20,218)	—	(1,395,572)	(31,589,409)

Partners’ capital, (net asset value) March 31, 2010	1,044.66	$962,109	5,441.51	$5,011,521	915.66	$839,359	12,801.19	$11,734,492	500.00	$449,603	75,660.26	$68,034,093	$812,258,469

Net asset value per unit at December 31, 2009				$956.82				$953.60				$939.64

Net asset value per unit at March 31, 2010				$920.98				$916.67				$899.21

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

The Partnership engages in the speculative trading of futures and forward contracts for commodities, financial instruments or currencies, any rights pertaining thereto and any options thereon, or on physical commodities, equities, listed options, and broad based exchange-traded funds. The Partnership may also engage in hedge, arbitrage and cash trading of commodities and futures.

The Partnership is a multi-advisor pool that carries out its purpose through trading by independent professional commodity trading advisors retained by Dearborn Capital Management, L.L.C. (the “General Partner”), the Partnership and, effective April 1, 2009, the Partnership’s subsidiary limited liability trading companies (each, a “Trading Company” and collectively, the “Trading Companies”). The Trading Companies were set up to, among other things, segregate risk by commodity trading advisor. Effectively, this structure isolates one trading advisor from another and any losses from one Trading Company will not carry over to the other Trading Companies. The following is a list of the Trading Companies, for which the Partnership is the sole member and all of which were organized as Delaware limited liability companies:

GP 1, LLC (“GP 1”)	GP 7, LLC (“GP 7”)	GP 12, LLC (“GP 12”)
GP 3, LLC (“GP 3”)	GP 8, LLC (“GP 8”)	GP 14, LLC (“GP 14”)
GP 4, LLC (“GP 4”)	GP 9, LLC (“GP 9”)	GP 15, LLC (“GP 15”)
GP 5, LLC (“GP 5”)	GP 10, LLC (“GP 10”)	GP 16, LLC (“GP 16”)
GP 6, LLC (“GP 6”)	GP 11, LLC (“GP 11”)

Assets of the Partnership were invested in GP 15 and GP 16 effective February 1, 2011. There were no assets allocated to GP 6 and GP 11 as of March 31, 2011.

Additionally, GP Cash Management, LLC was created as a Delaware limited liability company to collectively manage and invest excess cash not required to be held at clearing brokers. The members of GP Cash Management, LLC are the Trading Companies.

Classes of interests: The Partnership has seven classes of limited partner interests (each, a “Class” and collectively, the “Interests”), Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global Alternative Markets 1 (“Global 1”) Class, Global Alternative Markets 2 (“Global 2”) Class and Global Alternative Markets 3 (“Global 3”) Class units.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Partnership’s significant accounting policies are as follows:

Consolidation: The Partnership is the sole member of each of the Trading Companies. The Trading Companies, in turn, are the only members of GP Cash Management, LLC. The Partnership presents consolidated financial statements for the Partnership, which include the accounts of the Trading Companies and GP Cash Management, LLC. All material inter-company accounts and transactions are eliminated in consolidation. Recent Financial Accounting Standards Board (“FASB”) guidance under FASB ASC 810 establishes accounting and reporting requirements for noncontrolling interests, which the Partnership previously referred to as minority interests. This guidance requires noncontrolling interests to be reported as a component of partners’ capital on the consolidated statement of financial condition and the amount of net income (loss) attributable to noncontrolling interests to be identified on the consolidated statement of operations.

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

Revenue recognition: Futures, options on futures, forward contracts, investments in equity securities, exchange traded funds and equity options are recorded on a trade date basis and realized gains or losses are recognized when contracts or securities are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) or securities are reported in the consolidated statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with FASB ASC 210-20, Balance Sheet, Offsetting. Any change in net unrealized gain or loss from the preceding period is reported in the consolidated statement of operations.

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

The Partnership follows the provisions of ASC 740, Income Taxes. The Partnership is not generally subject to examination by U.S. federal or state taxing authorities for tax years before 2007. As of March 31, 2011, the Partnership has no material uncertain income tax positions and, accordingly, has not recorded a liability for the payment of interest or penalties.

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. Class A units bear organization and offering expenses at an annual rate of 10 basis points (0.10 percent) of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets. Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class and Class B units bear these expenses at an annual rate of 30 basis points (0.30 percent) of the adjusted net assets of the Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class and Class B units, respectively, calculated and payable monthly on the basis of month-end adjusted net assets. “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At March 31, 2011, all organization and offering costs incurred by the General Partner have been reimbursed.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Foreign currency transactions: The Partnership’s functional currency is the U.S. dollar;however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the consolidated statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

The Partnership does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized or unrealized gain or loss from investments.

Reclassification: Certain amounts in the 2010 financial statements have been reclassified to conform with the 2011 presentation.

Statement of Cash Flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the periods ended March 31, 2011 and 2010 substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) were presented.

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

Fair value of exchange-traded futures contracts and options on futures contracts are based upon exchange settlement prices. Equity securities, equity options and exchange-traded funds are recorded at fair value based on quoted market prices, which is generally the exchange settlement price. U.S. Government securities, U.S. Government-sponsored enterprises and commercial paper are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market. These financial instruments are classified in Level 1 of the fair value hierarchy.

The Partnership values bank deposits, which consist of certificates of deposit, at face value plus accrued interest, which approximates fair value, and these financial instruments are classified in Level 2 of the fair value hierarchy. The Partnership values forward contracts based on third-party quoted dealer values on the Interbank market, and forward contracts are classified in Level 2.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Equity in brokers’ trading accounts
Government securities	$76,955,583	$—	$—	$76,955,583
Futures contracts	22,778,727	—	—	22,778,727
Forward contracts	—	2,016,952	—	2,016,952
Options on futures contracts	(1,990)	—	—	(1,990)
Cash and cash equivalents
Bank deposits	—	18,076,782	—	18,076,782
Commercial paper	359,169,118	—	—	359,169,118
Securities owned
Equities	7,532,478	—		7,532,478
Exchange-traded funds	4,214,039			4,214,039
Equity options purchased	792,826	—		792,826
Bank deposits	—	20,022,784	—	20,022,784
Government-sponsored enterprises	282,173,667	—	—	282,173,667
Commercial paper	34,984,039	—	—	34,984,039

Liabilities
Securities sold short
Equities	18,275,443	—	—	18,275,443
Exchange-traded funds	8,652,811	—	—	8,652,811
Equity options written	3,637,579	—	—	3,637,579

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Assets
Equity in brokers’ trading accounts
Government securities	$98,441,357	$—	$—	$98,441,357
Futures contracts	32,922,417	—	—	32,922,417
Forward contracts	—	3,038,422		3,038,422
Options on futures contracts	(4,625)	—		(4,625)
Cash and cash equivalents
Bank deposits	—	28,202,983	—	28,202,983
Commercial paper	297,810,795	—	—	297,810,795
Securities owned
Bank deposits	—	20,009,468	—	20,009,468
Commercial paper	14,996,133	—	—	14,996,133
Government-sponsored enterprises	292,555,595	—	—	292,555,595
Government securities	119,865,174	—	—	119,865,174

Note 3. Deposits with Brokers

The Partnership, through the Trading Companies, deposits assets with brokers subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills, Government-sponsored enterprises and cash with such brokers. The Partnership earns interest income on its assets deposited with the brokers.

Note 4. Commodity Trading Advisors

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors. Each Trading Company has entered into an advisory contract with its own Advisor. The commodity trading advisors are Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Co., Winton Capital Management Limited, Welton Investment Corporation, Global Advisors Jersey Limited, Transtrend B.V., Quantitative Investment Management LLC, Sunrise Capital Partners, LLC, Amplitude Capital International Limited, Alder Capital Limited (“Alder”) and Denali Asset Management, LLLP (“Denali”) (collectively, the “Advisors”). The Advisors are paid a quarterly management fee ranging from 0 percent to 3 percent per annum of the Partnership’s month-end allocated net assets and a quarterly incentive fee ranging from 20 percent to 26 percent of the new trading profits on the allocated net assets of the Advisor. On January 31, 2011 Graham Capital Management, L.P. and Revolution Capital

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Management, LLC were terminated as trading advisors for the Partnership and their assets were reallocated to Alder and Denali, and the remaining Advisors.

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

The Partnership pays the General Partner a monthly brokerage commission equal to one twelfth of 7.50 percent (7.50 percent annualized) of month-end net assets for Class A units, one twelfth of 7.95 percent (7.95 percent annualized) of month-end net assets for Class B units, one twelfth of 5.00 percent (5.00 percent annualized) of month-end net assets for Legacy 1 Class units, one twelfth of 5.25 (5.25 percent annualized) of month-end net assets for Legacy 2 Class units, one twelfth of 4.45 percent (4.45 percent annualized) of month-end net assets for Global 1 Class units, one twelfth of 4.70 percent (4.70 percent annualized) of month-end net assets for Global 2 Class units, and one twelfth of 6.45 percent (6.45 percent annualized) of month-end net assets for Global 3 Class units. Included in the total brokerage commission are amounts paid to the clearing brokers for execution and clearing costs which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered which are reflected in the brokerage commission line on the consolidated statements of operations.

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

In addition, the General Partner may at any time cause the redemption of all or a portion of any Limited Partner’s units upon fifteen (15) days’ written notice. The General Partner may also immediately redeem any Limited Partner’s units without notice if the General Partner believes that (i) the redemption is necessary to avoid having the assets of the Partnership deemed Plan Assets under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), (ii) the Limited Partner made a misrepresentation in

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

connection with its subscription for the units, or (iii) the redemption is necessary to avoid a violation of law by the Partnership or any Partner.

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

	Three Months Ended March 31,
	2011	2010
	(Unaudited)

Total return – Class A Units	(0.80)%	(3.59)%
Total return – Class B Units	(0.96)%	(3.74)%
Total return-Legacy 1 Class Units	(0.24)%	(3.15)%
Total return-Legacy 2 Class Units	(0.31)%	(3.21)%
Total return-Global 1 Class Units	(0.64)%	(3.75)%
Total return-Global 2 Class Units	(0.70)%	(3.87)%
Total return-Global 3 Class Units	(1.20)%	(4.30)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	6.64%	6.77%
Incentive fees (2)	0.18%	0.03%

Total expenses	6.82%	6.80%

Net investment loss (1) (3)	(6.21)%	(6.20)%

(1)	Annualized.
(2)	Not annualized.
(3)	Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three months ended March 31, 2011 and 2010 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three months ended March 31, 2011 and 2010.

Class A Units	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,488.66	$1,425.20

Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	13.37	(31.42)
Expenses net of interest and dividend income*	(25.29)	(19.70)

Total income (loss) from operations	(11.92)	(51.12)

Net asset value per unit at end of period	$1,476.74	$1,374.08

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Class B Units	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):

Net asset value per unit at beginning of period	$1,270.86	$1,224.35

Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	11.49	(27.17)
Expenses net of interest and dividend income*	(23.70)	(18.67)

Total income (loss) from operations	(12.21)	(45.84)

Net asset value per unit at end of period	$1,258.65	$1,178.51

Legacy 1 Class Units	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):

Net asset value per unit at beginning of period	$1,024.92	$966.12

Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading *	9.35	(20.96)
Expenses net of interest and dividend income*	(11.77)	(9.50)

Total income (loss) from operations	(2.42)	(30.46)

Net asset value per unit at end of period	$1,022.50	$935.66

Legacy 2 Class Units	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,019.79	$964.54

Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	9.25	(20.80)
Expenses net of interest and dividend income*	(12.46)	(10.18)

Total income (loss) from operations	(3.21)	(30.98)

Net asset value per unit at end of period	$1,016.58	$933.56

Global 1 Class Units	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$984.38	$956.82

Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	2.47	(26.70)
Expenses net of interest and dividend income*	(8.75)	(9.14)

Total income (loss) from operations	(6.28)	(35.84)

Net asset value per unit at end of period	$978.10	$920.98

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Global 2 Class Units	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$978.01	$953.60

Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	2.47	(26.13)
Expenses net of interest and dividend income*	(9.31)	(10.80)

Total income (loss) from operations	(6.84)	(36.93)

Net asset value per unit at end of period	$971.17	$916.67

Global 3 Class Units	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$946.02	$939.64

Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	2.52	(25.25)
Expenses net of interest and dividend income*	(13.83)	(15.18)

Total income (loss) from operations	(11.31)	(40.43)

Net asset value per unit at end of period	$934.71	$899.21

*	Expenses net of interest and dividend income per unit and organization and offering costs per unit are calculated by dividing the expenses net of interest and dividend income and organization and offering costs by the average number of units outstanding during the period. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

Note 9. Trading Activities and Related Risks

The Partnership, through its Advisors, engages in the speculative trading of a variety of instruments, including U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, forward contracts, and equity options (collectively, derivatives; see Note 11). These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy. Additionally, the Partnership’s speculative trading includes equities and exchange-traded funds. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

The amount of required margin and good faith deposits with the FCMs and interbank market makers usually ranges from 5% to 35% of the Partnership’s net asset value. The fair value of securities held to satisfy such requirements at March 31, 2011 and December 31, 2010 was $76,955,583 and $98,441,357, respectively, which was 8.6% and 11.0% of the net asset value, respectively. The cash deposited with interbank market makers at March 31, 2011 and December 31, 2010 was $23,267,509 and $7,931,341, respectively, which was 2.6% and 0.9% of the net asset value, respectively.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

Securities sold short represent obligations of the Partnership to deliver specific securities and thereby create a liability to purchase these instruments in the open market at prevailing prices. These transactions may result in market risk not reflected in the consolidated statement of financial condition as the Partnership’s ultimate obligation to satisfy its obligation for trading liabilities may exceed the amount reflected in the consolidated statement of financial condition.

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

The Partnership’s business is speculative trading. The Partnership intends to close out all futures, options on futures and forward contracts prior to their expiration. The Partnership trades in futures and other commodity interest contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, the Partnership faces the market risk that these contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. The Partnership minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 25%.

In addition to market risk, in entering into commodity interest contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Partnership. In general, clearing organizations are backed by the corporate members of the clearing

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05. For the three months ended March 31, 2011 and 2010 the monthly average futures contracts, forward contracts, options on futures contracts and equity options bought and sold was approximately 8,273 and 7,898, respectively. The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments

	Asset Derivatives* 03/31/2011	Liability Derivatives* 03/31/2011	Fair Value

Agricultural contracts	$2,479,082	$(1,967,975)	$511,107
Currencies contracts	25,952,878	(16,259,404)	9,693,474
Energy contracts	10,033,547	(4,485,291)	5,548,256
Interest rates contracts	4,673,406	(3,832,350)	841,056
Meats contracts	1,525,748	(511,767)	1,013,981
Metals contracts	16,752,893	(15,169,243)	1,583,650
Soft commodities contracts	2,014,012	(937,467)	1,076,545
Stock indices and equity options contracts	8,315,796	(6,634,929)	1,680,867

	$71,747,362	$(49,798,426)	$21,948,936

*	The fair values of all asset and liability derivatives, including currencies, energy, agriculturals, interest rates, meats, metals, soft commodities and stock indices contracts are included in equity in broker trading accounts in the Partnership’s consolidated statements of financial condition. The fair value of equity options contracts are included in securities owned, at fair value, or securities sold short, at fair value, in the Partnership’s consolidated statements of financial condition.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Fair Values of Derivative Instruments

	Asset Derivatives* 12/31/2010	Liability Derivatives* 12/31/2010	Fair Value

Agricultural contracts	$6,741,957	$(431,469)	$6,310,488
Currencies contracts	20,057,183	(5,176,594)	14,880,589
Energy contracts	3,684,943	(1,840,984)	1,843,959
Interest rates contracts	2,945,795	(1,826,944)	1,118,851
Meats contracts	846,430	(79,680)	766,750
Metals contracts	20,402,750	(12,923,962)	7,478,788
Soft commodities contracts	3,241,903	(709,766)	2,532,137
Stock indices contracts	2,674,715	(1,650,063)	1,024,652

	$60,595,676	$(24,639,462)	$35,956,214

*	The fair values of all asset and liability derivatives, including currencies, energy, agriculturals, interest rates, meats, metals, soft commodities and stock indices contracts, are included in equity in broker trading accounts in the consolidated statement of financial condition.

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended

March 31, 2011 and 2010

Type of Contract	Three Months Ended March 31, 2011*	Three Months Ended March 31, 2010*

Currencies contracts	$2,000,811	$1,522,346
Energy contracts	18,742,824	(6,572,897)
Grains contracts	(1,985,095)	(4,089,678)
Interest rates contracts	(11,398,041)	881,797
Meats contracts	3,001,101	1,790,423
Metals contracts	117,373	(1,769,114)
Soft commodities contracts	3,832,359	(1,900,048)
Stock indices and equity options contracts	(3,180,181)	(5,807,775)

	$11,131,151	$(15,944,946)

*	The gains or losses on derivatives, including currencies, energy, agriculturals, interest rates, meats, metals, soft commodities and stock indices contracts are included in the realized and change in unrealized gains (loss) from futures and forward trading in the consolidated statement of operations. The gains or losses on derivatives for equity options contracts are included in the realized and unrealized gains (loss) from equities, equity options and exchange-traded funds in the Partnership’s consolidated statements of operations.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Line Item in Consolidated Statement of Operations	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Net gain (loss) from futures and forward trading
Realized	$21,313,660	$(32,327,231)
Change in unrealized	(11,162,525)	16,382,285

Total realized and changed in unrealized net gain (loss) from futures and forward trading	$10,151,135	$(15,944,946)

Net gain (loss) from equity options
Realized	$274,887	$—
Change in unrealized	705,129	—

Total realized and changed in unrealized net gain (loss) from equity options trading	$980,016	$—

Total realized and changed in unrealized net gain (loss) from futures, forward and equity options trading	$11,131,151	$(15,944,946)

Note 12. Subsequent Events

Subsequent to March 31, 2011, there were contributions and redemptions totaling approximately $35,390,000 and $40,000 respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Grant Park is a multi-advisor commodity pool organized to pool assets of its investors for purpose of trading in the U.S. and international spot and derivatives markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities and underliers. The Partnership also engages in equity securities, listed options, broad based exchange traded funds, hedge, arbitrage and cash trading of commodities and futures. Grant Park has been in continuous operation since it commenced trading on January 1, 1989. Grant Park’s general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C., an Illinois limited liability company. The managing member of Dearborn Capital Management, L.L.C. is Dearborn Capital Management, Ltd., an Illinois corporation whose majority shareholder is David M. Kavanagh.

Organization of Grant Park

Grant Park invests through different commodity trading advisors retained by the general partner. However, instead of each trading advisor maintaining a separate account in the name of Grant Park, the assets of Grant Park are invested in various trading companies, each of which is organized as a limited liability company. Each trading company allocates those assets to one of the commodity trading advisors retained by the general partner.

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

Assets of Grant Park were invested in GP 15 and GP 16 effective February 1, 2011. None of the assets of Grant Park were invested in GP 6 and GP 11 as of March 31, 2011.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors retained by the general partner. Rabar Market Research, Inc. (“Rabar”), EMC Capital Management, Inc. (“EMC”), Eckhardt Trading Co. (“ETC”), Winton Capital Management (“Winton”), Welton Investment Corporation (“Welton”), Global Advisors Jersey Limited (“Global Advisors”), Transtrend B.V. (“Transtrend”), Quantitative Investment Management LLC (“QIM”), Sunrise Capital Partners, LLC (“Sunrise”), Amplitude Capital International Limited (“Amplitude”), Alder Capital Limited (“Alder”) and Denali Asset Management, LLLP (“Denali”) serve as Grant Park’s commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. On January 31, 2011, Graham Capital Management, L.P. (“Graham”) and Revolution Capital Management, LLC (“RCM”) were terminated as trading advisors for Grant Park and the assets allocated Graham and RCM were reallocated to Alder and Denali and the remaining trading advisors. As of March 31, 2011, the general partner allocated Grant Park’s net assets through the respective Trading Companies among its core trading advisors EMC, ETC, QIM, Winton and Welton and non-core trading advisors Rabar, Global Advisors, Transtrend, Sunrise, Amplitude, Alder and Denali. No more than twenty percent of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of March 31, 2011:

	Alder	Amplitude	Denali	EMC	ETC	Global Advisors	QIM	Rabar	Sunrise	Transtrend	Welton	Winton
Class A	X	X	X	X	X	X	X	X	X	X	X	X
Class B	X	X	X	X	X	X	X	X	X	X	X	X
Legacy 1	X	X	X	X	X	X	X	X	X	X	X	X
Legacy 2	X	X	X	X	X	X	X	X	X	X	X	X
Global 1	X	X	X	X	X		X		X	X	X	X
Global 2	X	X	X	X	X		X		X	X	X	X
Global 3	X	X	X	X	X		X		X	X	X	X

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

Valuation of Financial Instruments

Grant Park follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Grant Park records all investments at fair value in the financial statements. Changes in fair value are recorded as unrealized gain or losses and are reported in the consolidated statement of operations. Fair value of exchange-traded futures contracts and options on futures contracts are based upon exchange settlement prices. Equity securities, equity options and exchange-traded funds are recorded at fair value based on quoted market prices, which is generally the exchange settlement price. U.S. Government securities, U.S. Government-sponsored enterprises and commercial paper are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market. The Partnership values bank deposits at face value plus accrued interest, which approximates fair value.

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three months ended March 31, 2011 and 2010, are set forth in the table below:

	Three Months Ended March 31,
	2011	2010
Total return – Class A units	(0.80)%	(3.6)%
Total return – Class B units	(0.96)%	(3.7)%
Total return – Legacy 1 Class units	(0.24)%	(3.2)%
Total return – Legacy 2 Class units	(0.31)%	(3.2)%
Total return – Global 1 Class units	(0.64)%	(3.8)%
Total return – Global 2 Class units	(0.70)%	(3.9)%
Total return – Global 3 Class units	(1.20)%	(4.3)%

Grant Park’s net asset value at March 31, 2011 was approximately $897.4 million, at December 31, 2010 was approximately $891.9 million and at March 31, 2010 was approximately $812.3 million.

The table below sets forth Grant Park’s trading gains or losses by sector for the three month periods ended March 31, 2011 and 2010.

	% Gain (Loss) Three Months Ended March 31,
Sector	2011	2010
Agriculturals	—%	—%
Currencies	(0.1)	0.2
Energy	1.8	(0.8)
Interest rates	(1.2)	0.1
Meats	0.3	—
Metals	0.1	(0.2)
Softs	0.5	(0.5)
Stock indices, equities, equity options and exchange traded funds	(0.3)	(0.6)

Total	1.1%	(1.8)%

Three months ended March 31, 2011 compared to three months ended March 31, 2010

For the three months ended March 31, 2011, Grant Park had a negative return of approximately 0.8% for the Class A units, 1.0% for the Class B units, 0.2% for the Legacy 1 Class units, 0.3% for the Legacy 2 Class units, 0.6% for the Global 1 Class units, 0.7% for the Global 2 Class units and 1.2% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 1.1% which were further increased by gains of approximately 0.1% from interest income. These trading gains were offset by approximately 2.2% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2010, Grant Park had a negative return of approximately 3.6% for the Class A units, 3.7% for the Class B units, 3.2% for the Legacy 1 Class units, 3.2% for the Legacy 2 Class units, 3.8% for the Global 1 Class units, 3.9% for the Global 2 Class units and 4.3% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 1.8% which were offset by approximately 0.1% from interest income. These losses were further increased by approximately 2.1% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three months ended March 31, 2011

Grains prices rallied in excess of 10% due to concerns regarding global supply constraints. Supply concerns were driven by USDA reports forecasting weak supplies in the U.S. and severe flooding in key Australian farming regions. In the livestock markets, lean hogs prices underwent a sharp rally because of an increase in Chinese pork demand.

The Japanese yen posted strong gains in the early part of the first quarter because of safe-haven buying caused by unrest in Libya. The yen’s rally continued into the second half of the quarter as Japanese investors repatriated capital in order to fund rebuilding efforts after last month’s catastrophic earthquake. Breaking recent downtrends, the euro strengthened against counterparts due to better-than-expected debt auctions throughout the Eurozone.

Crude oil prices rose nearly 17%, driven higher by supply constraints stemming from turmoil in the Middle East. Also supporting the crude oil markets was the temporary shutdown of an 800-mile Alaskan pipeline. Prices in the natural gas markets moved generally lower due to temperate climates in the U.S.

The Japanese equity markets declined due to ongoing uncertainty surrounding the impact of March 2011’s earthquake on the nation’s growth prospects. Also weighing down the Japanese markets were concerns stemming from the ongoing crisis at key Japanese nuclear power facilities. North American equities moved steadily higher throughout the quarter, supported by positive economic data and increased investor risk appetite. In Europe, easing concerns surrounding the financial stability of several smaller European nations drove share prices higher.

U.S. Treasury markets declined because of liquidations prompted by decreased risk-aversion. Positive economic indicators, including strong U.S. industrial production and employment data, supported an optimistic outlook for the global economy causing investors to exit debt positions.

Precious metals markets rallied due to safe-haven buying amidst tensions in Libya and ongoing inflation concerns. Silver markets underwent an especially large move, moving nearly 23% higher during the first quarter. Base metals markets produced mixed results in the first quarter due to conflicting global influences. Copper prices predominantly fell due to productions disruptions in Japan and interest rate hikes in China. Other base metals, including aluminum and tin, moved higher for the quarter as strong economic data and rallies in the equity markets supported buying.

Key trading developments for Grant Park during the first three months of 2011 included the following:

Grant Park recorded losses in the month of January. Class A units were down 0.52%, Class B units were down 0.58%, Legacy 1 Class units were down 0.35%, Legacy 2 Class units were down 0.37%, Global 1 Class units were down 0.74%, Global 2 Class units were down 0.76% and Global 3 Class units were down 0.91%. Grains prices predominantly moved higher in January due to supply concerns stemming from severe flooding in Australia and by poor weather conditions in South America. In the commodities markets, sugar prices also rose, driven by U.S. dollar weakness. Successful debt auctions in several smaller European nations were received as a sign that economic stability in the Eurozone may be improving and strengthened the euro against major counterparts. Adding to the euro rally was speculation European leaders were close to formalizing a plan for creating emergency financing for ailing European nations. Renewed optimism for the Eurozone weighed on the U.S. dollar and moved it lower against other major currencies. The British pound strengthened against counterparts as speculators believed recent inflation data might cause the Bank of England to raise interest rates sooner than previously expected. Speculators drove crude oil markets higher as supply concerns were raised by the closure of an 800-mile Alaskan pipeline. The political events in Egypt raised additional concerns about oil production in the region and also played a role in moving crude oil price higher. Natural gas markets also rose as abnormally cold temperatures served as a bullish influence on demand. An improved economic outlook for Europe boded well for the global equity markets in January. North American, European, and Asian equity markets moved higher as optimism spurred investor risk appetite. Positive earnings reports and strong economic data from the U.S. and the Eurozone also drove markets higher. Global fixed-income markets endured setbacks due to decreased investor risk-aversion. Investors shifted their focus towards riskier assets and liquidated positions in the U.S. Treasury markets, which pushed prices sharply lower. In Europe, Bund prices fell as improving sentiment strengthened demand for European sovereign debt. The metals sector performed similarly to the fixed income markets as investor desire to pursue additional risk put heavy pressure on metal prices. A better economic outlook for Europe allowed investors to liquidate euro-hedging gold positions and caused a near 6% price decline. Base metals profited from strength in the global equity markets. Strong U.S. manufacturing data and better-than-expected earnings reports by manufacturing firms served as indicators that industrial demand may be on the rise, further supporting base metals prices.

Grant Park recorded gains in February. Class A units were up 2.26%, Class B units were up 2.20%, Legacy 1 Class units were up 2.37%, Legacy 2 Class units were up 2.33%, Global 1 Class units were up 2.00%, Global 2 Class units were up 1.99% and Global 3 Class units were up 1.76%. Corn markets underwent a sharp rally after the United States Department of Agriculture issued a report which forecasted tight U.S. supplies. Soybean prices declined due to expectations of bullish supply and slowing international demand. In the livestock markets, prices for lean hogs moved higher following the largest increase in pork demand by China since the early 1980s. Safe-haven currencies including the Japanese yen and Swiss franc strengthened amidst growing instability in the Middle East. Optimistic comments by the Reserve Bank of Australia provided bullish support to the Australian dollar, moving the currency higher against foreign counterparts. Crude oil markets rose in excess of 6% in February as speculators perceived escalating violence in the Middle East as a threat to crude oil production in the region. Warm weather forecasts in the U.S. put substantial pressure on the natural gas markets, moving prices sharply lower. Global equity markets generally moved higher in February as declines in U.S. jobless estimates fueled investor sentiment. The Japanese Nikkei 225 rallied due to strong earnings reports from several key Japanese firms. Hong Kong’s Hang Seng index, however, moved lower due to uncertainty surrounding the impact of rising Chinese interest rates on the nation’s economy. U.S. Treasury Bonds finished higher in February, following a late-month rally caused by instability in the Middle East. Unsure of the overall effects of recent upheaval in Libya, many investors shifted their focus to safe-haven fixed-income products. Precious metals markets benefitted from increased risk-aversion. Safe-haven buying resulted in a 6% and 20% respective price increase in the gold and silver markets. Base metal prices finished slightly higher due to bullish industrial demand forecasts early in the month.

Grant Park recorded losses in March. Class A units were down 2.48%, Class B units were down 2.53%, Legacy 1 Class units were down 2.21%, Legacy 2 Class units were down 2.22%, Global 1 Class units were down 1.85%, Global 2 Class units were down 1.89% and Global 3 Class units were down 2.01%. Corn and wheat prices generally fell after the United States Department of Agriculture reported upcoming harvests may produce near-record supplies. Adding to the decline in grains prices was weak demand from China for U.S crops. In the livestock markets, strong U.S. meat export data led to rallies in the live cattle and lean hogs markets. The Swiss franc posted gains as ongoing tension in Libya and the Japanese earthquake increased demand for safe-haven currencies. Comments made by the European Central Bank alluding to a potential interest rate hike in the Eurozone caused the euro to strengthen over major counterparts. Crude oil markets rallied, predominantly led higher by global turmoil. Supply concerns caused by unrest in Libya, strong economic data, and optimistic recovery forecasts for Japan combined to move crude oil prices higher. Natural gas finished nearly 9% higher for the month on speculation that Japanese demand for alternative fuels would increase due to ongoing turmoil at some of the nation’s key nuclear power plants. The Japanese Nikkei 225 fell in excess of 10% amidst concerns regarding the economic outlook for the nation following the recent earthquake and threats of a radiation leak at a key nuclear power plant. European equity markets also finished lower on renewed fears surrounding the financial stability of Spain and Portugal which weighed on investor sentiment. U.S. fixed-income markets predominantly declined because of liquidations prompted by optimistic employment and U.S. growth data. Intra-month gains in the U.S. equity markets also played a role in moving debt prices lower. Precious metals markets experienced gains as ongoing tension in Libya buoyed demand for safe-haven assets. The base metals markets moved generally lower as production disruptions in Japan and reports showing a Chinese trade deficit weighed on prices.

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

A more optimistic outlook for the future of the U.S. economy spurred gains in the U.S. dollar. Better-than-expected U.S. unemployment and industrial production data were the main drivers behind the dollar’s moves. In Europe, questions surrounding the financial stability of several smaller European nations put pressure on the euro, moving it lower against its peers. The Australian and New Zealand dollars posted strong gains in the first quarter, as improved economic indicators from Australasia drove investors into higher-yielding currencies.

Crude oil prices increased on bullish demand forecasts stemming from reports from the Energy Information Agency supported prices. Improved industrial production data also benefited prices. Natural gas continued its downtrend into the first quarter of 2010 as elevated supplies and unseasonably warm weather in the U.S. caused speculators to liquidate positions.

Positive economic data in the U.S. boded well for the North American equity markets. In Europe, concerns over the financial stability of several smaller EU nations led to declines in several key benchmark equity indices. The Hong Kong Hang Seng dropped in excess of 3% for the quarter as uncertainty regarding changing Chinese lending policies put pressure on investor risk appetite.

U.S. fixed-income markets moved higher in the first quarter as an unexpected rise in jobless claims boosted demand for safer debt instruments. Decreased demand for European sovereign debt caused by the ailing financial situation in Greece and other smaller European nations also drove the U.S. debt markets up.

Ongoing uncertainty regarding the European economy and short-term dips in the U.S. dollar moved precious metals prices higher. In the base metals markets, copper moved steadily higher as gains in the global equity markets supported higher demand forecasts. Nickel prices showed a sharp increase as production disruptions in Canada and Australia fostered supply concerns.

Key trading developments for Grant Park during the first three months of 2010 included the following:

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

Grant Park recorded gains in February. Class A units were up 0.63%, Class B units were up 0.57%, Legacy 1 Class units were up 0.82%, Legacy 2 Class units were up 0.80%, Global 1 Class units were up 0.71%, Global 2 Class units were up 0.69% and Global 3 Class units were up 0.54%. Grains markets rallied as strong sales data and downward revisions to inventory estimates bolstered prices. Moving contrary to its recent uptrend, sugar prices declined following liquidations from large commodity funds. In the livestock markets, prices rose as gains in the equity markets supported bullish demand forecasts. Ongoing concerns over several smaller EU nations led to a decline in major currencies across Europe. The Swiss franc, euro, and British pound all declined against the U.S. dollar as investors sought safer assets. Strong Australian unemployment data led to gains in the Australian dollar over most major currencies. Bullish demand forecasts from the Energy Information Administration and positive U.S. industrial production data led to gains in the crude oil markets. Elevated U.S. natural gas inventories put substantial pressure on the natural gas markets, moving prices nearly 7% lower for the month. Optimistic economic data in the U.S. propelled North American equity markets higher in February. Ailing economies in several European nations drove European equity markets down. Ongoing fears in Asia regarding changes to Chinese lending polices resulted in declines in Hong Kong’s Hang Seng Index. Weak demand for European sovereign debt resulted in strong gains in the U.S. Treasury markets. An unexpected jump in U.S. jobless claims added to the rally in the U.S. debt markets. In Europe, short-term gains in the European equity markets put pressure on the Bund market. Concern over the economic state of the European Union and short-term U.S. dollar weakness propelled the gold markets higher in February. In the base metals markets, bullish demand forecasts spurred by strong economic data led to gains in a number of industrial metals, including copper, aluminum, and tin.

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

The following quantitative and qualitative disclosures regarding Grant Park’s market risk exposures contain forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative and qualitative disclosures in this section are deemed to be forward-looking statements, except for statements of historical fact and descriptions of how Grant Park manages its risk exposure. Grant Park’s primary market risk exposures, as well as the strategies used and to be used by its trading advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of Grant Park’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of Grant Park. Grant Park’s current market exposure and/or risk management strategies may not be effective in either the short-or long-term and may change materially.

Quantitative Market Risk

Grant Park’s approximate risk exposure in the various market sectors traded by its trading advisors is quantified below in terms of Value at Risk (VaR). Due to Grant Park’s mark-to-market accounting, any loss in the fair value of Grant Park’s open positions is directly reflected in Grant Park’s earnings, realized or unrealized.

Grant Park has reevaluated the methodology used to calculate VaR. As of March 31, 2011, Grant Park uses an Aggregate Returns Volatility method to calculate VaR for the portfolio. The method consists of creating historical price time series for each instrument or its proxy instrument for the past 200 days, and then measures the standard deviation of that return history. Then, using a normal distribution (normal distribution curve has a mean of zero and a standard deviation of one), the standard deviation measurement is scaled up in order to achieve a result in line with the 95% degree of confidence, which corresponds to a scaling factor of approximately 1.645 times of standard deviations.

The VaR for each market sector represents the one day risk of loss for the aggregate exposures associated with that sector. The current methodology used to calculate VaR represents the VaR of Grant Park’s open positions across all market sectors and is less than the sum of the VaR of the individual market sectors due to the diversification benefit across all market sectors combined. The current VaR methodology is not used to calculate VaR on the equities, equity options and exchange traded funds. Equities, equity options and exchange traded funds commenced trading in the first quarter of 2011 and as of March 31, 2011 represented approximately a 5% allocation of Grant Park’s net assets.

Grant Park’s VaR methodology and computation is based on the underlying risk of each contract or instrument in the portfolio and does not distinguish between exchange and non-exchange traded contracts. It is also not based on exchange maintenance margin requirements. VaR does not typically represent the worst case outcome.

VaR is a measure of the maximum amount that Grant Park could reasonably be expected to lose in a given market sector in a given day. However, the inherent uncertainty of Grant Park’s speculative trading and the recurrence in the markets traded by Grant Park of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or Grant Park’s experience to date. This risk is often referred to as the risk of ruin. In light of the preceding information, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that Grant Park’s losses in any market sector will be limited to value at risk or by Grant Park’s attempts to manage its market risk. VaR models, including Grant Park’s, are continually evolving as trading portfolios become more diverse and modeling systems and techniques continue to evolve. Moreover, value at risk may be defined differently as used by other commodity pools or in other contexts.

The composition of Grant Park’s trading portfolio, based on the nature of its business of speculative trading of futures, forwards and options, can change significantly, over any period of time, including a single day of trading. These changes can positively or negatively have a material impact on the market risk as measured by VaR.

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of March 31, 2011 and December 31, 2010 and the trading gains/losses by market category for the three months ended March 31, 2011 and the year ended December 31, 2010. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of March 31, 2011, Grant Park’s net asset value was approximately $897.4 million. As of December 31, 2010, Grant Park’s net asset value was approximately $891.9 million.

	March 31, 2011
Market Sector	Value at Risk*	Trading Gain/(Loss)

Currencies	0.8%	(0.1)%
Stock indices	0.3	(0.3)
Energy	0.3	1.8
Interest rates	0.3	(1.2)
Metals	0.3	0.1
Agriculturals/softs/meats	0.2	0.8

Aggregate/Total	1.6%	1.1%

*	The VaR for a market sector represents the one day risk of loss for the aggregate exposure for that particular sector. The aggregate VaR represents the VaR of Grant Park’s open positions across all market sectors and is less than the sum of the VaR of the individual market sectors due to the diversification benefit across all market sectors combined.

	December 31, 2010
Market Sector	Value at Risk*	Trading Gain/(Loss)

Agriculturals/softs/meats	0.4%	4.3%
Currencies	0.4	3.0
Energy	0.3	(2.5)
Stock indices	0.3	(1.9)
Metals	0.3	2.5
Interest rates	0.1	8.0

Aggregate/Total	1.3%	13.4%

*	The VaR for a market sector represents the one day risk of loss for the aggregate exposure for that particular sector. The aggregate VaR represents the VaR of Grant Park’s open positions across all market sectors and is less than the sum of the VaR of the individual market sectors due to the diversification benefit across all market sectors combined.

Material Limitations of Value at Risk as an Assessment of Market Risk

Past market risk factors will not always result in an accurate prediction of future distributions and correlations of future market movements. Changes in the portfolio value of cause by market movements may differ from those measured by the VaR model. The VaR model reflects past trading positions while future risk depends on future trading positions. VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated within one day. The historical market risk data for the VaR model may provide only limited insight into the losses that could be incurred under unusual market movements. The magnitude of Grant Park’s open positions creates a risk of ruin not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions—unusual, but historically recurring from time to time—could cause Grant Park to incur severe losses over a short period of time. The value at risk table above, as well as the past performance of Grant Park, gives no indication of this risk of ruin.

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of March 31, 2011, by market sector.

Currencies

Exchange rate risk is a significant market exposure of Grant Park. Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future. As of March 31, 2011, Grant Park was short the U.S. dollar against various major currencies including the Australian dollar, Canadian dollar, Mexican peso, Japanese yen, British pound, euro, Swiss franc, and New Zealand dollar. In general, a weaker U.S. dollar against most major currencies would benefit Grant Park.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, South, Africa, India, Singapore, South Korea, and Australia. The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts. As of March 31, 2011, Grant Park was predominantly long indices in the U.S., Eurozone, U.K. Hong Kong, South Korea, Australia, China, Taiwan, South Africa, India, Canada, Mexico and Singapore. The portfolio has short positions in the Japanese equity markets. Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major North American, European, and Asian indices. Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America. As of March 31, 2011, the energy market exposure of Grant Park was predominantly long in the brent crude oil, crude oil, gas oil, unleaded gasoline, heating oil, and kerosene markets, and short natural gas. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park. Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability. Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries. Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, and Mexico. The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future. As of March 31, 2011, Grant Park was predominantly long interest rate instruments in the U.S., Australia, U.K., Canada, Japan, and New Zealand. The portfolio had short positions in the Mexican and Eurozone markets.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel and zinc. As of March 31, 2011, in the precious metals sector Grant Park had long positions in gold, silver, and platinum and short positions in palladium. In the base metals markets, Grant Park was long aluminum, lead, nickel, copper, and tin and short zinc.

Agricultural/Meat/Softs

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors. As of March 31, 2011, in the grains markets, Grant Park had long positions in the corn, soybeans, soybean oil, soybean meal, canola, and oats markets, and short positions in rice and wheat. In the livestock markets, Grant Park was long feeder cattle, live cattle, and lean hogs. In the foods/industrials markets Grant Park was long sugar, coffee, cotton, lumber, and rubber and short cocoa and orange juice.

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

There was no change in Grant Park’s internal control over financial reporting in the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010, in response to Item 1A to Part 1 of Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

Issuer Purchases of Equity Securities

(c) The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended March 31, 2011.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)
01/01/11 through 01/31/11	13.23	$1,480.88	3,704.12	$1,263.54	212.00	$1,021.37	25.81	$1,016.06	200.50	$977.06	86.37	$970.54	1,562.28	$937.45	5,804.31	(2)
02/01/11 through 02/28/11	264.55	$1,514.32	4,134.76	$1,291.38	145.86	$1,045.59	37.51	$1,039.71	34.40	$996.57	313.21	$989.84	640.55	$953.90	5,570.84	(2)
03/01/11 through 03/31/11	254.20	$1,476.74	5,358.07	$1,258.65	132.26	$1,022.50	—	$1,016.58	89.96	$978.10	219.24	$971.17	1,795.63	$934.71	7,849.36	(2)
Total	531.98	$1,495.53	13,196.95	$1,270.27	490.12	$1,028.88	63.32	$1,030.07	324.86	$979.41	618.82	$980.53	3,998.46	$938.85	19,224.51	(2)

(1)	As previously disclosed, pursuant to the Partnership Agreement, investors in Grant Park may redeem their units for an amount equal to the net asset value per unit at the close of business on the last business day of any calendar month if at least 10 days prior to the redemption date, or at an earlier date if required by the investor’s selling agent, the general partner receives a written request for redemption from the investor. Generally, redemptions are paid in the month subsequent to the month requested. The general partner may permit earlier redemptions in its discretion.
(2)	Not determinable.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

Date: May 16, 2011	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)