Form 10-Q
period 2011-06-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2011-08-15
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2011

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

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED June 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Equity in brokers’ trading accounts:
Securities owned, at fair value (cost $129,749,612 and $98,314,299, respectively)	$129,943,165	$98,441,357
Cash	30,272,678	6,757,371
Unrealized gain (loss) on open contracts, net	(1,655,659)	35,956,214

Total equity in brokers’ trading accounts	158,560,184	141,154,942

Cash and cash equivalents	465,292,600	338,154,495
Securities owned, at fair value (cost $274,523,029 and $446,933,117, respectively)	274,833,176	447,426,370
Interest and dividends receivable	42,016	82,357

Total assets	$898,727,976	$926,818,164

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Brokerage commission payable	$4,959,712	$5,622,480
Accrued incentive fees	107,190	9,372,262
Organization and offering costs payable	207,755	217,123
Accrued operating expenses	181,147	140,163
Pending partner additions	27,866,110	12,218,587
Redemptions payable	6,648,206	7,334,779

Total liabilities	39,970,120	34,905,394

Partners’ Capital (Net Asset Value)
General Partner
Class A (3,008.66 units outstanding at both June 30, 2011 and December 31, 2010)	$4,129,131	$4,478,872
Class B (427.01 units outstanding at both June 30, 2011 and December 31, 2010)	498,670	542,672
Legacy 1 Class (1,025.00 units outstanding at both June 30, 2011 and December 31, 2010)	979,408	1,050,542
Legacy 2 Class (1,000.00 units outstanding at both June 30, 2011 and December 31, 2010)	948,948	1,019,793
Global 1 Class (1,044.66 units outstanding at both June 30, 2011 and December 31, 2010)	950,655	1,028,338
Global 2 Class (1,624.52 and 1,181.06 units outstanding at June 30, 2011 and December 31, 2010, respectively)	1,466,585	1,155,098
Global 3 Class (500.00 units outstanding at both June 30, 2011 and December 31, 2010)	432,500	473,009
Limited Partners
Class A (38,568.83 and 40,362.54 units outstanding at June 30, 2011 and December 31, 2010, respectively)	52,932,527	60,086,201
Class B (470,752.49 and 498,484.71 units outstanding at June 30, 2011 and December 31, 2010, respectively)	549,750,422	633,504,348
Legacy 1 Class (5,506.27 and 5,908.00 units outstanding at June 30, 2011 and December 31, 2010, respectively)	5,261,355	6,055,220
Legacy 2 Class (11,404.73 and 6,361.06 units outstanding at June 30, 2011 and December 31, 2010, respectively)	10,822,498	6,486,967
Global 1 Class (12,848.83 and 10,133.38 units outstanding at June 30, 2011 and December 31, 2010, respectively)	11,692,637	9,975,048
Global 2 Class (23,026.49 and 18,631.40 units outstanding at June 30, 2011 and December 31, 2010, respectively)	20,787,810	18,221,772
Global 3 Class (229,023.14 and 156,270.73 units outstanding at June 30, 2011 and December 31, 2010, respectively)	198,104,710	147,834,890

Total partners’ capital (net asset value)	858,757,856	891,912,770

Total liabilities and partners’ capital (net asset value)	$898,727,976	$926,818,164

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

June 30, 2011

(Unaudited)

Futures, Forwards, and Options on Futures Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (net asset value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (net asset value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (net asset value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(1,958,387)	(0.2)%	$3,589,002	0.4%	$1,630,615	0.2%
Currencies	$3,882,953	0.5%	$(117,616)	**	$3,765,337	0.4%
Energy	$(1,134,525)	(0.1)%	$(36,051)	**	$(1,170,576)	(0.1)%
Interest rates	$(782,108)	(0.1)%	$(74,621)	**	$(856,729)	(0.1)%
Meats	$(211,944)	**	$18,170	**	$(193,774)	**
Metals	$(770,039)	(0.1)%	$(104,944)	**	$(874,983)	(0.1)%
Soft commodities	$1,143,586	0.1%	$(75,226)	**	$1,068,360	0.1%
Stock indices and single stock futures	$2,152,395	0.3%	$(521,891)	(0.1)%	$1,630,504	0.2%

Total U.S. Futures Positions	$2,321,931		$2,676,823		$4,998,754

Foreign Futures Positions:
Agriculturals	$(1,688)	**	$2,846	**	$1,158	**
Energy	$(44,663)	**	$(138,564)	**	$(183,227)	**
Interest rates	$859,030	0.1%	$185,624	**	$1,044,654	0.1%
Metals	$(5,084,205)	(0.6)%	$(1,189,768)	(0.1)%	$(6,273,973)	(0.7)%
Soft commodities	$225,119	**	$(21,090)	**	$204,029	**
Stock indices	$2,002,577	0.2%	$(2,042,232)	(0.2)%	$(39,655)	**

Total Foreign Futures Positions	$(2,043,830)		$(3,203,184)		$(5,247,014)

Total Futures Contracts	$278,101	**	$(526,361)	**	$(248,260)	**

Forward Contracts *
Currencies	$1,671,704	0.2%	$(3,277,884)	(0.4)%	$(1,606,180)	(0.2)%

Options on Futures and Forward Contracts *
U.S. stock indices	$1,683	**	$(3,625)	**	$(1,942)	**
U.S. interest rates	$284,625	**	$(146,625)	**	$138,000	**
Currencies	$(7,792)	**	$70,515	**	$62,723	**

Total Options on Futures and Forward Contracts	$278,516	**	$(79,735)	**	$198,781	**

Total Futures, Forward and Options on Futures and Forward Contracts	$2,228,321	0.3%	$(3,883,980)	(0.5)%	$(1,655,659)	(0.2)%

*	No individual futures, forward, and options on futures and forward contract position constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.
**	Represents less than 0.1% of partners’ capital.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2011

(Unaudited)

U.S. Government securities in brokers’ trading accounts***

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$130,050,000	2/9/2012-5/31/2012	U.S. Treasury Bills, 0.1%-0.3% (cost $129,749,612)	$129,943,165	15.1%

***	Pledged as collateral for the trading of futures, forward and options on futures contracts.

Securities owned

Bank deposits

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$25,000,000	11/3/2011-5/24/2012	U.S. Certificates of deposit, 0.2-0.4% (cost $25,000,000)	$25,009,930	2.9%

U.S. Commercial paper

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$35,000,000	8/10/2011-9/28/2011	U.S. Commercial paper, 0.2-0.3% (cost $34,977,661)	$34,984,914	4.1%

U.S. Government-sponsored enterprises

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$79,500,000	9/9/2013-6/30/2014	Federal Home Loan Bank, 1.0-1.5%	$79,666,119	9.3%
$45,175,000	12/16/2013-6/13/2014	Federal Farm Credit Bank, 1.1-1.6%	$45,223,797	5.3%
$15,000,000	8/23/2013	Federal Agricultural Mortgage Corp., 1.3%	$15,066,666	1.7%

	Total U.S. Government-sponsored enterprises (cost $139,672,000)		$139,956,582	16.3%

U.S. Government securities

Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$75,000,000	5/3/2012-6/28/2012	U.S. Treasury Bills, 0.2% (cost $74,873,368)	$74,881,750	8.7%

	Fair Value	Percent of Partners’ Capital (net asset value)
Total securities owned	$274,833,176	32.0%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2010

Securities owned

Bank deposits

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$20,000,000	4/29/2011	Bank of Nova Scotia, 0.3% (cost $20,000,000)	$20,009,468	2.2%

U.S. Commercial paper

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$15,000,000	2/2/2011	Citigroup Funding, 0.3% (cost $14,988,158)	$14,996,133	1.7%

U.S. Government-sponsored enterprises

Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$130,500,000	9/9/2013-12/30/2013	Federal Home Loan Bank, 1.0-1.6%	$130,677,841	14.6%
$61,575,000	2/14/2011-12/16/2013	Federal Farm Credit Bank, 0.2-1.4%	$61,636,684	6.9%
$45,000,000	4/27/2012-5/25/2012	Federal National Mortgage Association, 1.3-1.4%	$45,087,111	5.1%
$30,075,000	2/1/2011-1/25/2012	Federal Home Loan Mortgage Corp., 0.1-1.3%	$30,109,748	3.4%
$15,000,000	8/23/2013	Federal Agricultural Mortgage Corp., 1.3%	$15,066,667	1.7%
$10,000,000	7/8/2011	Federal Home Loan Discount Note, 0.4%	$9,977,544	1.1%

	Total U.S. Government-sponsored enterprises (cost $292,091,597)		$292,555,595	32.8%

U.S. Government securities

Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital (net asset value)

$120,000,000	3/31/2011-11/17/2011	U.S. Treasury Bills, 0.1%-0.3% (cost $119,853,362)	$119,865,174	13.3%

	Fair Value	Percent of Partners’ Capital (net asset value)
Total securities owned	$447,426,370	50.1%

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures and forward trading
Realized	$(24,070,301)	$20,658,873	(2,756,641)	$(11,668,358)
Change in unrealized	(26,449,348)	(22,375,478)	(37,611,873)	(5,993,193)
Commissions	(3,227,843)	(3,109,340)	(6,544,392)	(6,120,117)

Net gains (losses) from futures and forward trading	(53,747,492)	(4,825,945)	(46,912,906)	(23,781,668)

Net gain (loss) from equities, equity options and exchange-traded funds
Realized	863,322	0	408,727	0
Change in unrealized	(462,163)	0	0	0
Commissions	44,149	0	(68,873)	0

Net gains (losses) from equities, equity options and exchange-traded funds	445,308	0	339,854	0

Total trading gains (losses)	(53,302,184)	(4,825,945)	(46,573,052)	(23,781,668)

Net investment income (loss)
Income
Dividend income	38,431	0	72,394	0
Interest income	890,006	1,335,293	1,829,124	2,466,511

Total income	928,437	1,335,293	1,901,518	2,466,511

Expenses from operations
Dividend expense	119,148	0	159,212	0
Brokerage commission	13,391,578	12,689,455	27,051,179	25,143,261
Incentive fees	107,190	1,139,881	1,763,036	1,380,933
Organizational and offering costs	649,335	518,223	1,302,799	1,020,019
Operating expenses	566,746	589,808	1,138,341	1,158,058

Total expenses	14,833,997	14,937,367	31,414,567	28,702,271

Net investment loss	(13,905,560)	(13,602,074)	(29,513,049)	(26,235,760)

Net loss	$(67,207,744)	$(18,428,019)	$(76,086,101)	$(50,017,428)

Net loss per unit from operations (based on weighted average number of units outstanding during the period) and decrease in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(104.32)	$(31.74)	$(116.24)	$(82.86)

General Partner & Limited Partner Class B Units	$(90.84)	$(29.09)	$(103.05)	$(74.93)

General Partner & Limited Partner Legacy 1 Class Units	$(66.98)	$(17.28)	$(69.40)	$(47.74)

General Partner & Limited Partner Legacy 2 Class Units	$(67.63)	$(17.91)	$(70.84)	$(48.89)

General Partner & Limited Partner Global 1 Class Units	$(68.08)	$(4.03)	$(74.36)	$(39.87)

General Partner & Limited Partner Global 2 Class Units	$(68.39)	$(4.41)	$(75.23)	$(41.34)

General Partner & Limited Partner Global 3 Class Units	$(69.71)	$(8.81)	$(81.02)	$(49.24)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Six Months Ended June 30, 2011

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount

Partners’ capital, (net asset value) December 31, 2010	3,008.66	$4,478,872	40,362.54	$60,086,201	427.01	$542,672	498,484.71	$633,504,348	1,025.00	$1,050,542	5,908.00	$6,055,220	1,000.00	$1,019,793	6,361.06	$6,486,967
Contributions	0	0	0	0	0	0	0	0	0	0	429.19	446,000	0	0	5,214.42	5,293,450
Redemptions	0	0	(1,793.71)	(2,638,802)	0	0	(27,732.22)	(34,728,224)	0	0	(830.92)	(841,780)	0	0	(170.75)	(177,000)
Net loss	0	(349,741)	0	(4,514,872)	0	(44,002)	0	(49,025,702)	0	(71,134)	0	(398,085)	0	(70,845)	0	(780,919)

Partners’ capital, (net asset value) June 30, 2011	3,008.66	$4,129,131	38,568.83	$52,932,527	427.01	$498,670	470,752.49	$549,750,422	1,025.00	$979,408	5,506.27	$5,261,355	1,000.00	$948,948	11,404.73	$10,822,498

Net asset value per unit at December 31, 2010		$1,488.66				$1,270.86				$1,024.92				$1,019.79

Net asset value per unit at June 30, 2011		$1,372.42				$1,167.81				$ 955.52				$ 948.95

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount

Partners’ capital, (net asset value) December 31, 2010	1,044.66	$1,028,338	10,133.38	$9,975,048	1,181.06	$1,155,098	18,631.40	$18,221,772	500.00	$473,009	156,270.73	$147,834,890	$891,912,770
Contributions	0	0	3,290.33	3,219,040	443.46	430,000	6,026.00	5,861,680	0	0	80,576.18	75,426,974	90,677,144
Redemptions	0	0	(574.88)	(556,885)	0	0	(1,630.91)	(1,557,969)	0	0	(7,823.77)	(7,245,297)	(47,745,957)
Net loss	0	(77,683)	0	(944,566)	0	(118,513)	0	(1,737,673)	0	(40,509)	0	(17,911,857)	(76,086,101)

Partners’ capital, (net asset value) June 30, 2011	1,044.66	$950,655	12,848.83	$11,692,637	1,624.52	$1,466,585	23,026.49	$20,787,810	500.00	$432,500	229,023.14	$198,104,710	$858,757,856

Net asset value per unit at December 31, 2010		$984.38				$978.01				$946.02

Net asset value per unit at June 30, 2011		$910.02				$902.78				$865.00

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Six Months Ended June 30, 2010

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount

Partners’ capital, (net asset value) December 31, 2009	3,008.66	$4,287,922	48,356.59	$68,917,549	427.01	$522,813	570,593.04	$698,607,417	1,025.00	$990,276	3,851.25	$3,720,780	1,000.00	$964,540	3,122.95	$3,012,215
Contributions	0	0	0	0	0	0	0	0	0	0	1,975.78	1,845,814	0	0	1,912.99	1,768,629
Redemptions	0	0	(5,770.81)	(7,808,989)	0	0	(35,409.13)	(41,020,064)	0	0	(96.44)	(89,369)	0	0	(38.89)	(36,330)
Net loss	0	(249,279)	0	(3,943,906)	0	(31,997)	0	(42,435,657)	0	(48,938)	0	(214,371)	0	(48,889)	0	(168,964)

Partners’ capital, June 30, 2010	3,008.66	$4,038,643	42,585.78	$57,164,654	427.01	$490,816	535,183.91	$615,151,696	1,025.00	$941,338	5,730.59	$5,262,854	1,000.00	$915,651	4,997.05	$4,575,550

Net asset value per unit at December 31, 2009		$1,425.20				$1,224.35				$966.12				$964.54

Net asset value per unit at June 30, 2010		$1,342.34				$1,149.42				$918.38				$915.65

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount

Partners’ capital, (net asset value) December 31, 2009	1,044.66	$999,554	3,358.60	$3,213,581	708.97	$676,076	7,333.83	$6,993,517	500.00	$469,821	40,328.60	$37,894,437	$831,270,498
Contributions	0	0	4,735.95	4,324,837	332.48	305,000	8,349.50	7,645,026	0	0	68,978.54	61,764,712	77,654,018
Redemptions	0	0	(334.35)	(308,381)	0	0	(262.86)	(241,164)	0	0	(782.17)	(695,250)	(50,199,547)
Net loss	0	(41,655)	0	(114,325)	0	(31,006)	0	(329,973)	0	(24,624)	0	(2,333,844)	(50,017,428)

Partners’ capital, June 30, 2010	1,044.66	$957,899	7,760.20	$7,115,712	1,041.45	$950,070	15,420.47	$14,067,406	500.00	$445,197	108,524.97	$96,630,055	$808,707,541

Net asset value per unit at December 31, 2009		$956.82				$953.60				$939.64

Net asset value per unit at June 30, 2010		$916.95				$912.26				$890.40

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

The Partnership is a multi-advisor pool that carries out its purpose through trading by independent professional commodity trading advisors retained by Dearborn Capital Management, L.L.C. (the “General Partner”), the Partnership and, the Partnership’s subsidiary limited liability trading companies (each, a “Trading Company” and collectively, the “Trading Companies”). The Trading Companies were set up to, among other things, segregate risk by commodity trading advisor. Effectively, this structure isolates one trading advisor from another and any losses from one Trading Company will not carry over to the other Trading Companies. The following is a list of the Trading Companies, for which the Partnership is the sole member and all of which were organized as Delaware limited liability companies:

GP 1, LLC (“GP 1”)	GP 7, LLC (“GP 7”)	GP 12, LLC (“GP 12”)
GP 3, LLC (“GP 3”)	GP 8, LLC (“GP 8”)	GP 14, LLC (“GP 14”)
GP 4, LLC (“GP 4”)	GP 9, LLC (“GP 9”)	GP 15, LLC (“GP 15”)
GP 5, LLC (“GP 5”)	GP 10, LLC (“GP 10”)	GP 16, LLC (“GP 16”)
GP 6, LLC (“GP 6”)	GP 11, LLC (“GP 11”)

There were no assets allocated to GP 6 and GP 11 as of June 30, 2011.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Partnership’s significant accounting policies are as follows:

Consolidation: The Partnership is the sole member of each of the Trading Companies. The Trading Companies, in turn, are the only members of GP Cash Management, LLC. The Partnership presents consolidated financial statements for the Partnership, which include the accounts of the Trading Companies and GP Cash Management, LLC. All material inter-company accounts and transactions are eliminated in consolidation. Financial Accounting Standards Board (“FASB”) guidance under FASB ASC 810 establishes accounting and reporting requirements for noncontrolling interests. This guidance requires noncontrolling interests to be reported as a component of partners’ capital (net asset value) on the consolidated statement of financial condition and the amount of net income (loss) attributable to noncontrolling interests to be identified on the consolidated statement of operations.

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

The Partnership follows the provisions of ASC 740, Income Taxes. The Partnership is not generally subject to examination by U.S. federal or state taxing authorities for tax years before 2007. As of June 30, 2011, the Partnership has no material uncertain income tax positions and, accordingly, has not recorded a liability for the payment of interest or penalties.

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At June 30, 2011, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of cash flows. The Partnership noted that as of and for the periods ended June 30, 2011 and 2010 substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) were presented.

Recent accounting pronouncements: In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Partnership is currently assessing the impact of ASU 2011-04 on its future consolidated financial statements.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$129,943,165	$0	$0	$129,943,165
U.S. and Foreign Futures contracts	(248,260)	0	0	(248,260)
Forward contracts	0	(1,606,180)	0	(1,606,180)
Options on futures contracts	136,058	0	0	136,058
Options on forward contracts	0	62,723	0	62,723
Cash and cash equivalents
Bank deposits	0	16,422,021	0	16,422,021
U.S. Commercial paper	421,047,398	0	0	421,047,398
Securities owned
Bank deposits	0	25,009,930	0	25,009,930
U.S. Commercial paper	34,984,914	0	0	34,984,914
U.S. Government-sponsored enterprises	139,956,582	0	0	139,956,582
U.S. Government securities	74,881,750	0	0	74,881,750

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$98,441,357	$0	$0	$98,441,357
U.S. and Foreign Futures contracts	32,922,417	0	0	32,922,417
Forward contracts	0	3,038,422	0	3,038,422
Options on futures contracts	(4,625)	0	0	(4,625)
Cash and cash equivalents
Bank deposits	0	28,202,983	0	28,202,983
U.S. Commercial paper	297,810,795	0	0	297,810,795
Securities owned
Bank deposits	0	20,009,468	0	20,009,468
U.S. Commercial paper	14,996,133	0	0	14,996,133
U.S. Government-sponsored enterprises	292,555,595	0	0	292,555,595
U.S. Government securities	119,865,174	0	0	119,865,174

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

The Partnership pays the General Partner a monthly brokerage commission, organization and offering costs and operating expenses as presented in the table below:

	Brokerage commission*	Organization and Offering Reimbursement*	Operating Expense*
Class A units	7.50%	.10%	.25%
Class B units	7.95%	.30%	.25%
Legacy 1 Class units	5.00%	.30%	.25%
Legacy 2 Class units	5.25%	.30%	.25%
Global 1 Class units	4.45%	.30%	.25%
Global 2 Class units	4.70%	.30%	.25%
Global 3 Class units	6.45%	.30%	.25%

*	The fees are calculated and payable monthly on the basis of month-end adjusted net assets. “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions.

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

Note 6. Redemptions

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total return – Class A Units	(7.06)%	(2.31)%	(7.81)%	(5.81)%
Total return – Class B Units	(7.22)%	(2.47)%	(8.11)%	(6.12)%
Total return – Legacy 1 Class Units	(6.55)%	(1.85)%	(6.77)%	(4.94)%
Total return – Legacy 2 Class Units	(6.65)%	(1.92)%	(6.95)%	(5.07)%
Total return – Global 1 Class Units	(6.96)%	(0.44)%	(7.55)%	(4.17)%
Total return – Global 2 Class Units	(7.04)%	(0.48)%	(7.69)%	(4.34)%
Total return – Global 3 Class Units	(7.46)%	(0.98)%	(8.56)%	(5.24)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	6.59%	6.77%	6.61%	6.77%
Incentive fees (2)	0.01%	0.14%	0.20%	0.17%

Total expenses	6.60%	6.91%	6.81%	6.94%

Net investment loss (1) (3)	(6.17)%	(6.12)%	(6.19)%	(6.16)%

(1)	Annualized.
(2)	Not annualized.
(3)	Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and six months ended June 30, 2011 and 2010 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three and six months ended June 30, 2011 and 2010.

Class A Units	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,476.74	$1,374.08	$1,488.66	$1,425.20

Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(82.34)	(10.69)	(68.91)	(42.22)
Expenses net of interest and dividend income*	(21.98)	(21.05)	(47.33)	(40.64)

Total income (loss) from operations	(104.32)	(31.74)	(116.24)	(82.86)

Net asset value per unit at end of period	$1,372.42	$1,342.34	$1,372.42	$1,342.34

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Class B Units	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,258.65	$1,178.51	$1,270.86	$1,224.35

Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(70.09)	(9.14)	(58.55)	(36.34)
Expenses net of interest and dividend income*	(20.75)	(19.95)	(44.50)	(38.59)

Total income (loss) from operations	(90.84)	(29.09)	(103.05)	(74.93)

Net asset value per unit at end of period	$1,167.81	$1,149.42	$1,167.81	$1,149.42

Legacy 1 Class Units	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,022.50	$935.66	$1,024.92	$966.12

Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading *	(57.45)	(6.98)	(48.11)	(27.95)
Expenses net of interest and dividend income*	(9.53)	(10.30)	(21.29)	(19.79)

Total income (loss) from operations	(66.98)	(17.28)	(69.40)	(47.74)

Net asset value per unit at end of period	$955.52	$918.38	$955.52	$918.38

Legacy 2 Class Units	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,016.58	$933.56	$1,019.79	$964.54

Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(57.29)	(7.02)	(48.36)	(27.75)
Expenses net of interest and dividend income*	(10.34)	(10.89)	(22.48)	(21.14)

Total income (loss) from operations	(67.63)	(17.91)	(70.84)	(48.89)

Net asset value per unit at end of period	$948.95	$915.65	$948.95	$915.65

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Global 1 Class Units	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$978.10	$920.98	$984.38	$956.82

Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(60.08)	6.36	(57.70)	(20.21)
Expenses net of interest and dividend income*	(8.00)	(10.39)	(16.66)	(19.66)

Total income (loss) from operations	(68.08)	(4.03)	(74.36)	(39.87)

Net asset value per unit at end of period	$910.02	$916.95	$910.02	$916.95

Global 2 Class Units	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$971.17	$916.67	$978.01	$953.60

Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(59.81)	5.91	(57.43)	(20.19)
Expenses net of interest and dividend income*	(8.58)	(10.32)	(17.80)	(21.15)

Total income (loss) from operations	(68.39)	(4.41)	(75.23)	(41.34)

Net asset value per unit at end of period	$902.78	$912.26	$902.78	$912.26

Global 3 Class Units	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$934.71	$899.21	$946.02	$939.64

Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(57.29)	6.35	(54.98)	(18.89)
Expenses net of interest and dividend income*	(12.42)	(15.16)	(26.04)	(30.35)

Total income (loss) from operations	(69.71)	(8.81)	(81.02)	(49.24)

Net asset value per unit at end of period	$865.00	$890.40	$865.00	$890.40

*	Expenses net of interest and dividend income per unit and organization and offering costs per unit are calculated by dividing the expenses net of interest and dividend income and organization and offering costs by the average number of units outstanding during the period. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

Note 8. Trading Activities and Related Risks

The Partnership, through its Advisors, engages in the speculative trading of a variety of instruments, including U.S. and foreign futures contracts, options on U.S. and foreign futures contracts, forward contracts, and equity options (collectively, derivatives; see Note 10). These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy. Additionally, the Partnership’s speculative trading includes equities and exchange-traded funds. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

The amount of required margin and good faith deposits with the FCMs and interbank market makers usually ranges from 5% to 35% of the Partnership’s net asset value. The fair value of securities held to satisfy such requirements at June 30, 2011 and December 31, 2010 was $129,943,165 and $98,441,357, respectively, which was 15.1% and 11.0% of the net asset value, respectively. The cash deposited with interbank market makers at June 30, 2011 and December 31, 2010 was $10,746,131 and $7,931,341, respectively, which was 1.3% and 0.9% of the net asset value, respectively.

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

Note 10. Derivative Instruments

The Partnership follows the provisions of FASB ASC 815, Derivatives and Hedging, which improves transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. FASB ASC 815 applies to all derivative instruments within the scope of FASB ASC 815-10-05. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under FASB ASC 815-10-05. FASB ASC 815 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in FASB ASC 815-10-05 and generally increases the level of disaggregation that will be required in an entity’s financial statements. FASB ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements.

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

The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05. The monthly average futures contracts, forward contracts, options on futures contracts and equity options bought and sold was approximately 8,184 and 8,228, respectively, for the three and six months ended June 30, 2011 and 9,214 and 8,556, respectively, for the three and six months ended June 30, 2010. The following tables summarize the quantitative information required by FASB ASC 815:

	Fair Values of Derivative Instruments June 30, 2011
	Asset Derivatives*	Liability Derivatives*	Fair Value

Agriculturals contracts	$3,676,620	$(2,044,847)	$1,631,773
Currencies contracts	10,541,452	(8,319,572)	2,221,880
Energy contracts	1,708,469	(3,062,272)	(1,353,803)
Interest rates contracts	5,374,923	(5,048,998)	325,925
Meats contracts	54,239	(248,013)	(193,774)
Metals contracts	17,650,165	(24,799,121)	(7,148,956)
Soft commodities contracts	1,608,124	(335,735)	1,272,389
Stock indices contracts	4,290,913	(2,702,006)	1,588,907

	$44,904,905	$(46,560,564)	$(1,655,659)

*	The fair values of all asset and liability derivatives, including agriculturals, currencies, energy, interest rates, meats, metals, soft commodities and stock indices contracts are included in equity in broker trading accounts in the Partnership’s consolidated statements of financial condition.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Fair Values of Derivative Instruments December 31, 2010
	Asset Derivatives*	Liability Derivatives*	Fair Value

Agriculturals contracts	$6,741,957	$(431,469)	$6,310,488
Currencies contracts	20,057,183	(5,176,594)	14,880,589
Energy contracts	3,684,943	(1,840,984)	1,843,959
Interest rates contracts	2,945,795	(1,826,944)	1,118,851
Meats contracts	846,430	(79,680)	766,750
Metals contracts	20,402,750	(12,923,962)	7,478,788
Soft commodities contracts	3,241,903	(709,766)	2,532,137
Stock indices contracts	2,674,715	(1,650,063)	1,024,652

	$60,595,676	$(24,639,462)	$35,956,214

*	The fair values of all asset and liability derivatives, including agriculturals, currencies, energy, interest rates, meats, metals, soft commodities and stock indices contracts, are included in equity in broker trading accounts in the consolidated statement of financial condition.

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three and Six Months Ended

June 30, 2011 and 2010

	Three Months Ended June 30, 2011*	Three Months Ended June 30, 2010*	Six Months Ended June 30, 2011*	Six Months Ended June 30, 2010*
Type of Contract
Agriculturals contracts	$(7,324,028)	$(5,192,582)	$(8,998,188)	$(9,300,696)
Currencies contracts	(4,428,059)	282,117	(5,138,692)	1,866,413
Energy contracts	(17,200,403)	(14,580,047)	1,836,963	(21,134,509)
Interest rates contracts	17,659,435	48,243,785	6,636,577	49,066,965
Meats contracts	(3,824,116)	(1,767,245)	(794,169)	27,119
Metals contracts	(12,073,921)	(3,939,425)	(11,369,007)	(5,708,887)
Soft commodities contracts	(2,720,566)	(3,062,875)	1,170,438	(4,962,575)
Stock indices and equity options contracts	(17,389,125)	(21,700,333)	(19,791,340)	(27,515,381)

	$(47,300,783)	$(1,716,605)	$(36,447,418)	$(17,661,551)

*	The gains or losses on derivatives, including agriculturals, currencies, energy, interest rates, meats, metals, soft commodities and stock indices contracts are included in the realized and change in unrealized gains (loss) from futures and forward trading in the Partnership’s consolidated statements of operations. The gains or losses on derivatives for equity options contracts are included in the realized and unrealized gains (loss) from equities, equity options and exchange-traded funds in the Partnership’s consolidated statements of operations.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item in Consolidated Statement of Operations	2011	2010	2011	2010
Net gain (loss) from futures and forward trading
Realized	$(24,070,301)	$20,658,873	$(2,756,641)	$(11,668,358)
Change in unrealized	(26,449,348)	(22,375,478)	(37,611,873)	(5,993,193)

Total realized and changed in unrealized net gain (loss) from futures and forward trading	(50,519,649)	(1,716,605)	(40,368,514)	(17,661,551)

Net gain (loss) from equity options
Realized	3,923,995	0	3,921,096	0
Change in unrealized	(705,129)	0	0	0

Total realized and changed in unrealized net gain (loss) from equity options trading	3,218,866	0	3,921,096	0

Total realized and changed in unrealized net gain (loss) from futures, forward and equity options trading	$(47,300,783)	$(1,716,605)	$(36,447,418)	$(17,661,551)

Note 11. Subsequent Events

Subsequent to June 30, 2011, there were contributions and redemptions totaling approximately $45,652,000 and $23,000 respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Grant Park is a multi-advisor commodity pool organized to pool assets of its investors for purpose of trading in the U.S. and international spot and derivatives markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities and underliers. The Partnership may also engage in equity securities, listed options, broad based exchange traded funds, hedge, arbitrage and cash trading of commodities and futures. Grant Park has been in continuous operation since it commenced trading on January 1, 1989. Grant Park’s general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C., an Illinois limited liability company. The managing member of Dearborn Capital Management, L.L.C. is Dearborn Capital Management, Ltd., an Illinois corporation whose majority shareholder is David M. Kavanagh.

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

None of the assets of Grant Park were invested in GP 6 and GP 11 as June 30, 2011.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors retained by the general partner. Rabar Market Research, Inc. (“Rabar”), EMC Capital Management, Inc. (“EMC”), Eckhardt Trading Co. (“ETC”), Winton Capital Management (“Winton”), Welton Investment Corporation (“Welton”), Global Advisors Jersey Limited (“Global Advisors”), Transtrend B.V. (“Transtrend”), Quantitative Investment Management LLC (“QIM”), Sunrise Capital Partners, LLC (“Sunrise”), Amplitude Capital International Limited (“Amplitude”), Alder Capital Limited (“Alder”) and Denali Asset Management, LLLP (“Denali”) serve as Grant Park’s commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of June 30, 2011, the general partner allocated Grant Park’s net assets through the respective Trading Companies among its core trading advisors ETC, Winton and Welton and non-core trading advisors EMC, Rabar, Global Advisors, QIM, Transtrend, Sunrise, Amplitude, Alder and Denali. No more than twenty percent of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of June 30, 2011:

	Alder	Amplitude	Denali	EMC	ETC	Global Advisors	QIM	Rabar	Sunrise	Transtrend	Welton	Winton
Class A	X	X	X	X	X	X	X	X	X	X	X	X
Class B	X	X	X	X	X	X	X	X	X	X	X	X
Legacy 1	X	X	X	X	X	X	X	X	X	X	X	X
Legacy 2	X	X	X	X	X	X	X	X	X	X	X	X
Global 1	X	X	X	X	X		X	X	X	X	X	X
Global 2	X	X	X	X	X		X	X	X	X	X	X
Global 3	X	X	X	X	X		X	X	X	X	X	X

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

Grant Park is the sole member of each of the Trading Companies. The Trading Companies, in turn, are the only members of GP Cash Management, LLC. Grant Park presents consolidated financial statements which include the accounts of the Trading Companies and GP Cash Management, LLC. All material inter-company accounts and transactions are eliminated in consolidation. FASB guidance under FASB ASC 810 establishes accounting and reporting requirements for noncontrolling interests. This guidance requires noncontrolling interests to be reported as a component of partners’ capital on the consolidated statement of financial condition and the amount of net income (loss) attributable to noncontrolling interests to be identified on the consolidated statement of operations.

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and six months ended June 30, 2011 and 2010, are set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total return – Class A units	(7.06)%	(2.31)%	(7.81)%	(5.81)%
Total return – Class B units	(7.22)%	(2.47)%	(8.11)%	(6.12)%
Total return – Legacy 1 Class units	(6.55)%	(1.85)%	(6.77)%	(4.94)%
Total return – Legacy 2 Class units	(6.65)%	(1.92)%	(6.95)%	(5.07)%
Total return – Global 1 Class units	(6.96)%	(0.44)%	(7.55)%	(4.17)%
Total return – Global 2 Class units	(7.04)%	(0.48)%	(7.69)%	(4.34)%
Total return – Global 3 Class units	(7.46)%	(0.98)%	(8.56)%	(5.24)%

Grant Park’s net asset value at June 30, 2011 was approximately $858.8 million, at December 31, 2010 was approximately $891.9 million and at June 30, 2010 was approximately $808.7 million.

The table below sets forth Grant Park’s trading gains or losses by sector for the three and six month periods ended June 30, 2011 and 2010.

	% Gain (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
Sector	2011	2010	2011	2010
Agriculturals	—%	—%	—%	—%
Currencies	(0.5)	—	(0.6)	0.3
Energy	(1.8)	(1.8)	0.1	(2.6)
Interest rates	1.8	5.9	0.5	6.0
Meats	—	—	0.3	—
Metals	(1.3)	(0.5)	(1.2)	(0.6)
Softs	(1.5)	(1.2)	(0.9)	(1.8)
Stock indices, equities, equity options and exchange traded funds	(2.2)	(2.6)	(2.6)	(3.2)

Total	(5.5)%	(0.2)%	(4.4)%	(1.9)%

Three months ended June 30, 2011 compared to three months ended June 30, 2010

For the three months ended June 30, 2011, Grant Park had a negative return of approximately 7.0% for the Class A units, 7.2% for the Class B units, 6.6% for the Legacy 1 Class units, 6.7% for the Legacy 2 Class units, 7.0% for the Global 1 Class units, 7.0% for the Global 2 Class units and 7.5% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 5.5% which were offset by gains of approximately 0.1% from interest income. These trading losses were further increased by approximately 1.8% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2010, Grant Park had a negative return of approximately 2.3% for the Class A units, 2.5% for the Class B units, 1.9% for the Legacy 1 Class units, 1.9% for the Legacy 2 Class units, 0.4% for the Global 1 Class units, 0.5% for the Global 2 Class units and 1.0% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 0.2% which were offset by approximately 0.2% from interest income. These losses were further increased by approximately 2.2% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

For the six months ended June 30, 2011, Grant Park had a negative return of approximately 7.8% for the Class A units, 8.1% for the Class B units, 6.8% for the Legacy 1 Class units, 7.0% for the Legacy 2 Class units, 7.6% for the Global 1 Class units, 7.7% for the Global 2 Class units and 8.6% for the Global 3 Class units. On a combined unit basis prior to expenses, approximately 4.4% resulted from trading losses which were offset by 0.1% of interest income. The trading losses were further increased by approximately 3.8% in brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2010, Grant Park had a negative return of approximately 5.8% for the Class A units, 6.1% for the Class B units, 4.9% for the Legacy 1 Class units, 5.1% for the Legacy 2 Class units, 4.2% for the Global 1 Class units, 4.3% for the Global 2 Class units, and 5.2% for the Global 3 Class units. On a combined unit basis prior to expenses, approximately 1.9% resulted from trading losses which were offset by 0.3% of interest income. The trading losses were further increased by approximately 4.3% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2011

Crude oil markets predominantly fell in the second quarter as weak demand forecasts fostered investor liquidations. Depressed demand was driven by elevated gas prices and ongoing uncertainty surrounding the stability of the Eurozone economy. Data showing increased production from Saudi Arabia and the release of reserves from the International Energy Agency also pushed crude oil prices lower.

Grains markets experienced sharp declines due to strong supply forecasts resulting from favorable weather in the Midwest. Also adding to the decline in grains prices was the lifting of a Russian grains export ban. Sugar prices moved higher because of delays at key Brazilian ports and weak Brazilian supply data.

Silver underwent sharp declines after news regarding rising margin requirements for silver positions prompted liquidations. Conversely, the gold markets posted gains as demand for safe-haven assets increased due to the lingering effects of the recent Japanese earthquake, political unrest in the Middle East and Africa, and the Eurozone debt crisis. Base metals markets declined as weak global economic data and tightening monetary policy in China spurred liquidations.

The U.S. dollar declined against most major currencies due to weak domestic growth and employment data. Despite volatility in the European markets, caused by the Greek debt crisis, the euro held on to gains from April and finished the quarter stronger than the U.S. dollar. Early in the quarter, the primary driver for gains in the euro was speculation by investors that European monetary policy shifts would out pace those of the U.S. The Swiss franc moved steadily higher in the second quarter as demand for safe-haven currencies increased.

North American equity markets experienced mixed results and finished nearly flat in the second quarter. Bullish influences, including positive first quarter earnings, were nearly offset by the negative impact of weak economic data and concerns over ongoing turmoil in the Middle East and Africa. In Asia, the Japanese Nikkei 225 index made gains as investors bought equities to take advantage of depressed prices resulting from the recent earthquake.

U.S. Treasury markets showed strong growth throughout the second quarter as increased risk-aversion supported demand for safe-haven debt instruments. Among the main contributing factors to the rally in the Treasury markets were weak U.S. unemployment data, reports showing slowing production in China, and the elevation of the Japanese nuclear crisis to a level unseen since the disaster at Chernobyl. German Bunds also moved higher as investors looked to diversify their fixed-income exposure away from European sovereign debt.

Key trading developments for Grant Park during the first six months of 2011 included the following:

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

Grant Park recorded gains in April. Class A units were up 3.79%, Class B units were up 3.74%, Legacy 1 Class units were up 3.84%, Legacy 2 Class units were up 3.77%, Global 1 Class units were up 2.92%, Global 2 Class units were up 2.91% and Global 3 Class units were up 2.75%. Corn prices rose nearly 9% due to two factors: poor weather forecasts in major U.S. and European farming regions and increased corn demand from ethanol producers. Sugar prices fell sharply based on strong production forecasts from Thailand, the world second-largest exporter. Precious metals markets moved steadily higher on increased buying by investors seeking to hedge against U.S. dollar weakness. Safe-haven buying caused by the economic situation in Japan and political unrest in the Middle East and Africa also played a role in driving precious metals markets higher. Copper prices declined due to forecasts for weaker industrial demand caused by the recent Japanese earthquake and potential interest rate hikes in China. The U.S. dollar weakened against global counterparts on concerns about economic growth in the U.S. Weak employment data and reports from Standard & Poor’s called for a prolonged U.S. economic recovery and put further pressure on the dollar. The euro and Swiss franc strengthened against the dollar as speculators believed that monetary policy shifts in the U.S. would lag those of its European counterparts. North American and European equity markets moved predominantly higher, fueled by strong corporate earnings reports for the first quarter. Japanese equity markets finished the month slightly higher due to heavy buying by investors looking to take advantage of low share prices caused by recent downtrends. The Hong Kong Hang Seng index fell due to concerns over potential Chinese interest rate hikes which could hinder the nation’s economic growth. U.S. Treasury markets posted monthly gains as an unexpected rise in jobless claims put pressure on investor risk appetite. The current crisis events in Japan and turmoil in the Middle East and Africa combined to support increased demand in this sector.

Grant Park recorded losses in May. Class A units were down 6.93%, Class B units were down 6.98%, Legacy 1 Class units were down 6.63%, Legacy 2 Class units were down 6.63%, Global 1 Class units were down 6.49%, Global 2 Class units were down 6.53% and Global 3 Class units were down 6.67%. The U.S. dollar and Swiss franc resumed their roles as safe-haven currencies in May, strengthening against counterparts. Ongoing fears surrounding the Eurozone debt markets was the main driver behind elevated risk-aversion. Comments made by the President of the European Central Bank which suggested that Eurozone interest rates would remain unchanged for the near future put heavy pressure on the euro. The Japanese yen also posted minor setbacks because of forecasts predicting a longer recovery time than previously expected from the nation’s recent earthquake. Crude oil markets declined due to weak demand forecasts. Elevated gas prices and weak global economic indicators were the main drivers behind weakening demand. Adding to crude oil’s setbacks was uncertainty regarding the outcome of an upcoming meeting of the Organization of Petroleum Exporting Countries (OPEC). Global equity markets fell as ongoing fears surrounding Eurozone debt weighed heavily on investor sentiment. China’s decision to raise reserve requirements also played a role in driving the global share prices lower. In the U.S., weak employment estimates fueled a pessimistic outlook for domestic growth and caused liquidations in the North American equity markets. U.S. fixed-income markets posted solid gains in May as increased global risk-aversion prompted buying. Equity market setbacks and a weaker outlook for global economic growth fostered the liquidations of riskier assets in exchange for safer debt instruments. Bund markets also moved higher as fears surrounding the sovereign debt of smaller European nations drove demand for safe-haven investments higher. Wheat markets finished the month predominantly higher as speculators believed recent rains in the Midwest would delay plantings, thereby putting pressure on supplies. Sugar prices experienced modest declines following reports of strong production from Thailand. In the precious metals markets, silver prices declined in excess of 21% following news regarding rising margin requirements for silver positions, weighing on demand. Also adding to weakness in the metals markets was U.S. dollar strength. Base metals generally fell on concerns about the global economy and industrial production slowdowns in China.

Grant Park recorded losses in June. Class A units were down 3.79%, Class B units were down 3.84%, Legacy 1 Class units were down 3.62%, Legacy 2 Class units were down 3.66%, Global 1 Class units were down 3.33%, Global 2 Class units were down 3.36% and Global 3 Class units were down 3.50%. The U.S. dollar posted strong gains against international counterparts after reports showed a narrower U.S. trade deficit. The dollar rose higher on increased demand for safe-haven assets amidst continuing concerns regarding a potential Greek debt collapse. Conversely, higher-yielding currencies, including the Australian and New Zealand dollars experienced heavy losses as investors sought safer investments. Crude oil markets fell nearly 12% in June following depressed industrial demand forecasts which spurred liquidations. Adding to crude oil’s declines were improved supply forecasts stemming from increased production in Saudi Arabia and the release of reserves from the International Energy Agency. Natural gas also moved lower as U.S. Energy Information Administration reports showed a larger-than-expected increase in domestic inventories. Ongoing uncertainty regarding the fate of the Greek financial system weighed heavily on the equity markets. Uncertainty about a possible Greek collapse caused investors to liquidate global equity positions and adopt more risk-averse portfolios. Furthering the decline in the North American markets was disappointing unemployment data and cautious comments from the Chairman of the U.S. Federal Reserve. U.S. Treasuries predominantly finished higher as equity weakness increased demand for more risk-averse assets. Also adding to the rally in the domestic debt markets were reports showing an increase in Chinese demand for U.S. debt. In the Eurozone, Bund prices also moved higher as comments from the European Central Bank President failed to provide any clarity on the timeframe for a new Greek bailout plan. Alleviated supply concerns in the grains markets put heavy pressure on prices. Favorable weather conditions in key U.S. farming regions and the lifting of a Russian grains export ban were the main drivers behind elevated supply forecasts. Sugar prices rallied sharply due to delays at key Brazilian ports and weak Brazilian supply data. Precious metals markets fell, driven lower by liquidations from large commodity funds attempting to lock in profits following recent upward trends in the gold and silver markets. Base metals markets also moved lower due to weak global economic data including falling U.S. home prices, weak consumer confidence in Germany, and disappointing Chinese manufacturing data. Also weighing on the base and precious metals markets was a stronger U.S. dollar.

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

Key trading developments for Grant Park during the first six months of 2010 included the following:

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

Grant Park recorded gains and losses in June. Class A units were down 0.21%, Class B units were down 0.27%, Legacy 1 Class units were down 0.03%, Legacy 2 Class units were down 0.05%, Global 1 Class units were up 0.29%, Global 2 Class units were up 0.29% and Global 3 Class units were up 0.10%. Ideal weather conditions in the Midwest led to a decline in corn prices. In the softs markets, forecasts of elevated demand, especially from several Middle Eastern and Asian nations, resulted in sharp gains in the sugar markets. Sugar prices finished nearly 30% over the previous month’s close. Concerns regarding the state of the global economy weighed on livestock prices as investors liquidated positions. The British pound rallied as higher-than-expected retail sales figures and several positive economic indicators bolstered the outlook for the UK economy. Also supporting the pound were beliefs Great Britain’s new government would be able to develop policy to solidify the economy. The Japanese yen strengthened against counterparts as investors sought more risk-averse positions due to ongoing concerns over the US and EU economies. Natural gas prices rose in excess of 6% due to abnormally high temperatures across the U.S. Also adding to the rally in natural gas were supply concerns stemming from forecasts of a very active hurricane season in the Gulf of Mexico for 2010. Crude oil prices rallied as weakness in the U.S. dollar and Energy Information Administration reports calling for higher future demand supported prices. Global equity markets generally declined as weak economic indicators and ongoing debt concerns weighed on the outlook for the global economy. Additionally, the equity markets were driven lower by news of fiscal instability in Hungary and by Fitch’s downgrading of BNP Paribas, SA, one of the Eurozone’s largest banks. The U.S. Treasury markets advanced due to weaker-than-expected U.S. housing data and speculation of additional Chinese purchases of U.S. debt would increase. Downturns in the equity markets also played a role in moving fixed-income prices higher as investors sought less volatile investments. Investors attempted to hedge European currency exposures, driving the price of gold higher by nearly 3%. In the base metals markets, a combination of a weaker economic outlook for China and short-term strength in the US dollar put pressure on industrial metals, moving prices lower.

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

As of March 31, 2011, Grant Park reevaluated the methodology used to calculate VaR and concluded that an Aggregate Returns Volatility method was a more precise method to measure Grant Park’s risk exposure. As of June 30, 2011, Grant Park uses an Aggregate Returns Volatility method to calculate VaR for the portfolio. The method consists of creating historical price time series for each instrument or its proxy instrument for the past 200 days, and then measures the standard deviation of that return history. Then, using a normal distribution (normal distribution curve has a mean of zero and a standard deviation of one), the standard deviation measurement is scaled up in order to achieve a result in line with the 95% degree of confidence, which corresponds to a scaling factor of approximately 1.645 times of standard deviations.

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

VaR is a measure of the maximum amount that Grant Park could reasonably be expected to lose in a given market sector in a given day; however, VaR does not typically represent the worst case outcome. The inherent uncertainty of Grant Park’s speculative trading and the recurrence in the markets traded by Grant Park of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated value at risk or Grant Park’s experience to date. This risk is often referred to as the risk of ruin. In light of the preceding information, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that Grant Park’s losses in any market sector will be limited to VaR or by Grant Park’s attempts to manage its market risk. VaR models, including Grant Park’s, are continually evolving as trading portfolios become more diverse and modeling systems and techniques continue to evolve. Moreover, value at risk may be defined differently as used by other commodity pools or in other contexts.

The composition of Grant Park’s trading portfolio, based on the nature of its business of speculative trading of futures, forwards and options, can change significantly, over any period of time, including a single day of trading. These changes can positively or negatively have a material impact on the market risk as measured by VaR.

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of June 30, 2011 and December 31, 2010 and the trading gains/losses by market category for the six months ended June 30, 2011 and the year ended December 31, 2010. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of June 30, 2011, Grant Park’s net asset value was approximately $858.8 million. As of December 31, 2010, Grant Park’s net asset value was approximately $891.9 million.

	June 30, 2011
Market Sector	Value at Risk*	Trading Gain/(Loss)

Currencies	0.5%	(0.6)%
Interest rates	0.5	0.5
Stock indices	0.3	(2.6)
Energy	0.1	0.1
Metals	0.1	(1.2)
Agriculturals/softs/meats	0.1	(0.6)

Aggregate/Total	0.7%	(4.4)%

	December 31, 2010
Market Sector	Value at Risk*	Trading Gain/(Loss)

Agriculturals/softs/meats	0.4%	4.3%
Currencies	0.4	3.0
Energy	0.3	(2.5)
Stock indices	0.3	(1.9)
Metals	0.3	2.5
Interest rates	0.1	8.0

Aggregate/Total	1.3%	13.4%

*	The VaR for a market sector represents the one day risk of loss for the aggregate exposure for that particular sector. The aggregate VaR represents the VaR of Grant Park’s open positions across all market sectors and is less than the sum of the VaR of the individual market sectors due to the diversification benefit across all market sectors combined.

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of June 30, 2011, by market sector.

Currencies

Exchange rate risk is a significant market exposure of Grant Park. Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future. As of June 30, 2011, Grant Park was short the U.S. dollar against various major currencies including the Australian dollar, Canadian dollar, Mexican peso, Japanese yen, British pound, euro, Swiss franc, and New Zealand dollar. In general, a weaker U.S. dollar against most major currencies would benefit Grant Park.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park. Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability. Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries. Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, Singapore, and Mexico. The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future. As of June 30, 2011, Grant Park was predominantly long interest rate instruments in the U.S., Eurozone, United Kingdom, Australia, Canada, Japan, Mexico and Singapore.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, South, Africa, India, Turkey, Singapore, South Korea, and Australia. The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts. As of June 30, 2011, Grant Park was predominantly long indices in the U.S., Eurozone, South Korea, United Kingdom, China, Mexico, Taiwan and Canada. The portfolio was also short indices in South Africa, Singapore, Turkey, Australia, and Hong Kong. Grant Park is primarily exposed to the risk of adverse price trends or static markets in the major North American, European, and Asian indices. Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America. As of June 30, 2011, the energy market exposure of Grant Park was predominantly long in the gasoline blendstock, brent crude oil, heating oil, and gas oil markets and short the electricity, kerosene, unleaded gasoline, crude oil, and natural gas markets. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel and zinc. As of June 30, 2011, in the precious metals sector Grant Park had long positions in gold, silver, and palladium, and short positions in platinum. In the base metals markets, Grant Park was long copper, lead, and zinc, and short tin, aluminum, and nickel.

Agricultural/Meat/Softs

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors. As of June 30, 2011, in the grains markets, Grant Park had long positions in the corn and soybeans markets, and short positions in rice, oats, canola, soybean oil, soybean meal, and wheat. In the livestock markets, Grant Park was long lean hogs, live cattle, and feeder cattle. In the foods/softs markets Grant Park was long sugar, cocoa, orange juice, and coffee and short lumber and rubber.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of June 30, 2011.

Grant Park’s primary foreign currency balances are in Japanese yen, British pounds, Euros and Australian dollars. The trading advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control Grant Park’s non-trading risk.

Grant Park also has non-trading risk as a result of investing a portion of its assets in U.S. Treasury bills held at the clearing brokers and prime brokers. The market risk associated with these investments is minimal. A portion of Grant Park’s assets are invested by its cash manager in U.S. Treasury bills, commercial paper and government-sponsored enterprises. The cash manager uses his best efforts to minimize risk but Grant Park provides no guarantee that any profit will be made or interest accrued.

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

There was no change in Grant Park’s internal control over financial reporting in the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, Grant Park's internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010, in response to Item 1A to Part 1 of Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

Issuer Purchases of Equity Securities

(c) The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended June 30, 2011.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)

04/01/11 through 04/30/11	557.83	$1,532.72	5,610.83	$1,305.67	—	$1,061.78	89.41	$1,054.87	90.09	$1,006.69	318.29	$999.39	1,394.20	$960.45	8,060.65		(2)

05/01/11 through 05/31/11	410.10	$1,426.48	4,625.19	$1,214.49	330.78	$991.38	9.81	$984.97	79.39	$941.32	252.71	$934.15	1,580.93	$896.39	7,288.91		(2)

06/01/11 through 06/30/11	293.80	$1,372.42	4,299.25	$1,167.81	10.02	$955.52	8.22	$948.95	80.53	$910.02	441.09	$902.78	850.18	$865.00	5,983.09		(2)

Total	1,261.73	$1,460.86	14,535.27	$1,235.88	340.80	$990.33	107.44	$1,040.38	250.01	$954.79	1,012.09	$941.00	3,825.31	$912.76	21,332.65		(2)

(1)	As previously disclosed, pursuant to the Partnership Agreement, investors in Grant Park may redeem their units for an amount equal to the net asset value per unit at the close of business on the last business day of any calendar month if at least 10 days prior to the redemption date, or at an earlier date if required by the investor’s selling agent, the general partner receives a written request for redemption from the investor. Generally, redemptions are paid in the month subsequent to the month requested. The general partner may permit earlier redemptions in its discretion.
(2)	Not determinable.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.+

+

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.1 shall not be deemed to be “filed” for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: August 15, 2011	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)