Form 10-Q
period 2011-09-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2011-11-15
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2011

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

(312) 756-4450

Registrant’s telephone number, including area code:

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

FORM 10-Q FOR THE QUARTER ENDED September 30, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Equity in brokers’ trading accounts:
Securities owned, at fair value (cost $142,436,784 and $98,314,299, respectively)	$142,706,687	$98,441,357
Cash	23,135,785	6,757,371
Unrealized gain (loss) on open contracts, net	13,502,755	35,956,214

Total equity in brokers’ trading accounts	179,345,227	141,154,942

Cash and cash equivalents	338,821,301	338,154,495
Securities owned, at fair value (cost $393,476,855 and $446,933,117, respectively)	393,861,668	447,426,370
Interest and dividends receivable	56,667	82,357

Total assets	$912,084,863	$926,818,164

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Brokerage commission payable	$5,278,592	$5,622,480
Accrued incentive fees	3,626,389	9,372,262
Organization and offering costs payable	215,485	217,123
Accrued operating expenses	187,267	140,163
Pending partner additions	10,048,195	12,218,587
Redemptions payable	10,072,940	7,334,779

Total liabilities	29,428,868	34,905,394

Partners’ Capital (Net Asset Value)
General Partner
Class A (3,008.66 units outstanding at both September 30, 2011 and December 31, 2010)	4,108,386	4,478,872
Class B (427.01 units outstanding at both September 30, 2011 and December 31, 2010)	495,354	542,672
Legacy 1 Class (1,025.00 units outstanding at both September 30, 2011 and December 31, 2010)	980,025	1,050,542
Legacy 2 Class (1,000.00 units outstanding at both September 30, 2011 and December 31, 2010)	947,447	1,019,793
Global 1 Class (1,044.66 units outstanding at both September 30, 2011 and December 31, 2010)	954,798	1,028,338
Global 2 Class (1,974.70 and 1,181.06 units outstanding at September 30, 2011 and December 31, 2010, respectively)	1,789,199	1,155,098
Global 3 Class (500.00 units outstanding at both September 30, 2011 and December 31, 2010)	432,113	473,009
Limited Partners
Class A (36,871.49 and 40,362.54 units outstanding at September 30, 2011 and December 31, 2010, respectively)	50,348,818	60,086,201
Class B (452,430.44 and 498,484.71 units outstanding at September 30, 2011 and December 31, 2010, respectively)	524,840,719	633,504,348
Legacy 1 Class (5,356.08 and 5,908.00 units outstanding at September 30, 2011 and December 31, 2010, respectively)	5,121,065	6,055,220
Legacy 2 Class (16,970.56 and 6,361.06 units outstanding at September 30, 2011 and December 31, 2010, respectively)	16,078,710	6,486,967
Global 1 Class (14,540.38 and 10,133.38 units outstanding at September 30, 2011 and December 31, 2010, respectively)	13,289,628	9,975,048
Global 2 Class (29,871.22 and 18,631.40 units outstanding at September 30, 2011 and December 31, 2010, respectively)	27,065,169	18,221,772
Global 3 Class (273,313.79 and 156,270.73 units outstanding at September 30, 2011 and December 31, 2010, respectively)	236,204,564	147,834,890

Total partners’ capital (net asset value)	882,655,995	891,912,770

Total liabilities and partners’ capital (net asset value)	$912,084,863	$926,818,164

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

September 30, 2011

(Unaudited)

Futures, Forwards, and Options on Futures Contracts

				Unrealized gain/(loss) on open long contracts		Unrealized gain/(loss) on open short contracts		Net unrealized gain/(loss) on open contracts
	Expiration Dates	No. of Contracts			Percent of Partners’ Capital		Percent of Partners’ Capital		Percent of Partners’ Capital
		Long	Short
Futures Contracts *
U.S. Futures Positions:
Agriculturals				$(2,368,612)	(0.27)%	$5,488,956	0.62%	$3,120,344	0.35%
Currencies				$(1,024,787)	(0.11)%	$3,276,536	0.37%	$2,251,749	0.26%
Energy				$(1,370,547)	(0.16)%	$4,345,592	0.50%	$2,975,045	0.34%
Interest rates				$255,569	0.03%	$292,377	0.03%	$547,946	0.06%
Meats				$689,549	0.07%	$(211,210)	(0.02)%	$478,339	0.05%
Metals				$(700,977)	(0.08)%	$1,275,369	0.14%	$574,392	0.06%
Soft commodities				$(544,161)	(0.06)%	$1,539,189	0.17%	$995,028	0.11%
Stock indices and single stock futures				$(905,963)	(0.10)%	$874,553	0.10%	$(31,410)	0.00%

Total U.S. Futures Positions				$(5,969,929)		$16,881,362		$10,911,433

Foreign Futures Positions:
Agriculturals				$(1,021)	0.00%	$29,422	0.00%	$28,401	0.00%
Energy				$(818,782)	(0.09)%	$570,801	0.07%	$(247,981)	(0.02)%
Interest rates				$2,190,852	0.25%	$91,286	0.01%	$2,282,138	0.26%
Metals
Copper	10/19/2011- 12/19/2012	706	752	$(36,984,873)	(4.19)%	$37,627,242	4.26%	$642,369	0.07%
Aluminum	10/19/2011- 12/19/2012	3119	3484	$(28,109,358)	(3.18)%	$28,640,169	3.24%	$530,811	0.06%
Nickel	10/19/2011- 3/21/2012	416	467	$(11,331,026)	(1.28)%	$11,302,585	1.28%	$(28,441)	0.00%
Other Metals				$(5,158,921)	(0.59)%	$5,810,286	0.66%	$651,365	0.07%
Soft commodities				$(13,741)	0.00%	$99,934	0.01%	$86,193	0.01%
Stock indices				$(43,470)	0.00%	$(375,869)	(0.04)%	$(419,339)	(0.04)%

Total Foreign Futures Positions				$(80,270,340)		$83,795,856		$3,525,516

Total Futures Contracts				$(86,240,269)	(9.77)%	$100,677,218	11.41%	$14,436,949	1.64%

Forward Contracts *
Currencies				$(7,746,614)	(0.88)%	$6,832,705	0.77%	$(913,909)	(0.11)%

Options on Futures Contracts *

U.S. stock indices				$23,050	0.00%	$(43,335)	0.00%	$(20,285)	0.00%

Total Futures, Forward and Options on Futures and Forward Contracts				$(93,963,833)	(10.65)%	$107,466,588	12.18%	$13,502,755	1.53%

*	No individual futures, forward, and options on futures and forward contract position, other than those presented, constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2011

(Unaudited)

U.S. Government securities in brokers’ trading accounts***

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$142,750,000	2/9/2012-7/26/2012	U.S. Treasury Bills, 0.1-0.3% (cost $142,436,784)	$142,706,687	16.17%

***	Pledged as collateral for the trading of futures, forward and options on futures contracts.

Securities owned

Bank deposits

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$25,000,000	11/3/2011-5/24/2012	U.S. Certificates of deposit, 0.2-0.4% (cost $25,000,000)	$25,029,226	2.83%

U.S. Commercial paper

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$40,000,000	10/18/2011-12/21/2011	U.S. Commercial paper, 0.2-0.3% (cost $39,974,200)	$39,988,997	4.53%

U.S. Government-sponsored enterprises

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$139,675,000	9/23/2013-9/29/2014	Federal Farm Credit Bank, 0.2-1.6%	$139,854,356	15.85%
$89,000,000	3/6/2013-7/28/2014	Federal Home Loan Bank, 0.2-1.3%	$89,094,186	10.09%
$25,000,000	3/19/2012	Federal National Mortgage Association Discount Note, 0.2%	$24,979,931	2.83%

		Total U.S. Government-sponsored enterprises (cost $253,629,287)	$253,928,473	28.77%

U.S. Government securities

Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$75,000,000	5/3/2012-6/28/2012	U.S. Treasury Bills, 0.2% (cost $74,873,368)	$74,914,972	8.49%

	Fair Value	Percent of Partners’ Capital (net asset value)
Total securities owned	$393,861,668	44.62%

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2010

Futures, Forwards and Options on Futures Contracts

				Unrealized gain/(loss) on open long contracts
	Expiration Dates	No. of Contracts			Percent of Partners’ Capital (net asset value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (net asset value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (net asset value)
		Long	Short
Futures Contracts *
U.S. Futures Positions:
Agriculturals				$6,663,696	0.75%	$(377,927)	(0.04)%	$6,285,769	0.71%
Currencies				$9,558,662	1.07%	$2,283,505	0.26%	$11,842,167	1.33%
Energy				$2,655,082	0.30%	$(1,303,695)	(0.15)%	$1,351,387	0.15%
Interest rates				$277,176	0.03%	$(418,671)	(0.05)%	$(141,495)	(0.02)%
Meats				$787,250	0.09%	$(20,500)	0.00%	$766,750	0.09%
Metals				$4,039,143	0.45%	$(616,704)	(0.07)%	$3,422,439	0.38%
Soft commodities				$2,720,770	0.31%	$(216,592)	(0.02)%	$2,504,178	0.29%
Stock indices and single stock futures				$928,568	0.10%	$71,857	0.01%	$1,000,425	0.11%

Total U.S. Futures Positions				$27,630,347		$(598,727)		$27,031,620

Foreign Futures Positions:
Agriculturals				$24,719	0.00%	$0	0.00%	$24,719	0.00%
Energy				$509,737	0.06%	$(17,165)	0.00%	$492,572	0.06%
Interest rates				$2,243,690	0.25%	$(983,344)	(0.11)%	$1,260,346	0.14%
Metals
Copper	1/19/2011- 6/15/2011	386	208	$8,937,572	1.00%	$(4,285,970)	(0.48)%	$4,651,602	0.52%
Other Metals				$7,077,265	0.79%	$(7,672,518)	(0.86)%	$(595,253)	(0.07)%
Soft commodities				$27,959	0.00%	$0	0.00%	$27,959	0.00%
Stock indices				$(120,097)	(0.01)%	$148,949	0.02%	$28,852	0.01%

Total Foreign Futures Positions				$18,700,845		$(12,810,048)		$5,890,797

Total Futures Contracts				$46,331,192	5.19%	$(13,408,775)	(1.50)%	$32,922,417	3.69%

Forward Contracts *
Currencies				$3,078,051	0.34%	$(39,629)	0.00%	$3,038,422	0.34%

Options on Futures Contracts*
U.S. stock indices				$4,840	0.00%	$(9,465)	0.00%	$(4,625)	0.00%

Total Futures, Forward and Options on Futures Contracts
				$49,414,083	5.54%	$(13,457,869)	(1.51)%	$35,956,214	4.03%

*	No individual futures, forward, or options on futures contract position, other than those presented, constituted greater than 1 percent of partners’ capital. Accordingly, the number of contracts and expiration dates are not presented.

U.S. Government securities in brokers’ trading accounts***

Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$98,450,000	1/6/2011-3/31/2011	U.S. Treasury Bills, 0.1%-0.3% (cost $98,314,299)	$98,441,357	11.04%

***	Pledged as collateral for the trading of futures, forward and options on futures contracts.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2010

Securities owned

Bank deposits

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$20,000,000	4/29/2011	Bank of Nova Scotia, 0.3% (cost $20,000,000)	$20,009,468	2.24%

U.S. Commercial paper

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$15,000,000	2/2/2011	Citigroup Funding, 0.3% (cost $14,988,158)	$14,996,133	1.68%

U.S. Government-sponsored enterprises

Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$130,500,000	9/9/2013-12/30/2013	Federal Home Loan Bank, 1.0-1.6%	$130,677,841	14.65%
$61,575,000	2/14/2011-12/16/2013	Federal Farm Credit Bank, 0.2-1.4%	$61,636,684	6.91%
$45,000,000	4/27/2012-5/25/2012	Federal National Mortgage Association, 1.3-1.4%	$45,087,111	5.05%
$30,075,000	2/1/2011-1/25/2012	Federal Home Loan Mortgage Corp., 0.1-1.3%	$30,109,748	3.38%
$15,000,000	8/23/2013	Federal Agricultural Mortgage Corp., 1.3%	$15,066,667	1.69%
$10,000,000	7/8/2011	Federal Home Loan Discount Note, 0.4%	$9,977,544	1.12%

	Total U.S. Government-sponsored enterprises (cost $292,091,597)		$292,555,595	32.80%

U.S. Government securities

Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$120,000,000	3/31/2011-11/17/2011	U.S. Treasury Bills, 0.1%-0.3% (cost $119,853,362)	$119,865,174	13.44%

	Fair Value	Percent of Partners’ Capital (net asset value)
Total securities owned	$447,426,370	50.16%

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures and forward trading
Realized	$1,533,658	$10,463,626	$(1,222,983)	$(1,204,732)
Change in unrealized	15,103,836	39,616,125	(22,508,037)	33,622,932
Commissions	(3,414,338)	(3,112,918)	(9,958,730)	(9,233,034)

Net gains (losses) from futures and forward trading	13,223,156	46,966,833	(33,689,750)	23,185,166

Net gain (loss) from equities, equity options and exchange-traded funds
Realized	0	0	408,727	0
Change in unrealized	0	0	0	0
Commissions	0	0	(68,873)	0

Net gains (losses) from equities, equity options and exchange-traded funds	0	0	339,854	0
Total trading gains (losses)	13,223,156	46,966,833	(33,349,896)	23,185,166

Net investment income (loss)
Income
Dividend income	0	0	72,394	0
Interest income	640,016	1,112,997	2,469,140	3,579,508

Total income	640,016	1,112,997	2,541,534	3,579,508

Expenses from operations
Dividend expense	0	0	159,212	0
Brokerage commission	13,228,036	12,600,591	40,279,215	37,743,852
Incentive fees	3,626,389	3,520,544	5,389,425	4,901,477
Organizational and offering costs	654,280	591,669	1,957,079	1,749,728
Operating expenses	569,056	518,820	1,707,397	1,538,839

Total expenses	18,077,761	17,231,624	49,492,328	45,933,896

Net investment loss	(17,437,745)	(16,118,627)	(46,950,794)	(42,354,388)

Net income (loss)	$(4,214,589)	$30,848,206	$(80,300,690)	$(19,169,222)

Net income (loss) per unit from operations (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(6.90)	$58.30	$(123.14)	$(24.56)

General Partner & Limited Partner Class B Units	$(7.76)	$48.19	$(110.81)	$(26.74)

General Partner & Limited Partner Legacy 1 Class Units	$0.60	$42.29	$(68.80)	$(5.45)

General Partner & Limited Partner Legacy 2 Class Units	$(1.50)	$41.19	$(72.34)	$(7.70)

General Partner & Limited Partner Global 1 Class Units	$3.96	$19.31	$(70.40)	$(20.56)

General Partner & Limited Partner Global 2 Class Units	$3.28	$18.66	$(71.95)	$(22.68)

General Partner & Limited Partner Global 3 Class Units	$(0.77)	$14.11	$(81.79)	$(35.13)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Nine Months Ended September 30, 2011

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount
Partners’ capital, (net asset value)
December 31, 2010	3,008.66	$4,478,872	40,362.54	$60,086,201	427.01	$542,672	498,484.71	$633,504,348	1,025.00	$1,050,542	5,908.00	$6,055,220	1,000.00	$1,019,793	6,361.06	$6,486,967
Contributions	0	0	0	0	0	0	0	0	0	0	630.38	641,324	0	0	11,200.61	11,017,655
Redemptions	0	0	(3,491.05)	(5,009,150)	0	0	(46,054.27)	(56,338,190)	0	0	(1,182.30)	(1,186,506)	0	0	(591.11)	(580,322)
Net loss	0	(370,486)	0	(4,728,233)	0	(47,318)	0	(52,325,439)	0	(70,517)	0	(388,973)	0	(72,346)	0	(845,590)

Partners’ capital, (net asset value)
September 30, 2011	3,008.66	$4,108,386	36,871.49	$50,348,818	427.01	$495,354	452,430.44	$524,840,719	1,025.00	$980,025	5,356.08	$5,121,065	1,000.00	$947,447	16,970.56	$16,078,710

Net asset value per unit at
December 31, 2010			$1,488.66				$1,270.86				$1,024.92				$1,019.79

Net asset value per unit at
September 30, 2011			$1,365.52				$1,160.05				$956.12				$947.45

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Partners’ capital, (net asset value)
December 31, 2010	1,044.66	$1,028,338	10,133.38	$9,975,048	1,181.06	$1,155,098	18,631.40	$18,221,772	500.00	$473,009	156,270.73	$147,834,890	$891,912,770
Contributions	0	0	5,943.67	5,678,180	793.64	749,000	13,448.42	12,662,684	0	0	129,777.96	118,496,683	149,245,526
Redemptions	0	0	(1,536.67)	(1,445,731)	0	0	(2,208.60)	(2,089,944)	0	0	(12,734.90)	(11,551,768)	(78,201,611)
Net loss	0	(73,540)	0	(917,869)	0	(114,899)	0	(1,729,343)	0	(40,896)	0	(18,575,241)	(80,300,690)

Partners’ capital, (net asset value)
September 30, 2011	1,044.66	$954,798	14,540.38	$13,289,628	1,974.70	$1,789,199	29,871.22	$27,065,169	500.00	$432,113	273,313.79	$236,204,564	$882,655,995

Net asset value per unit at
December 31, 2010			$984.38				$978.01				$946.02

Net asset value per unit at
September 30, 2011			$913.98				$906.06				$864.23

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Nine Months Ended September 30, 2010

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount
Partners’ capital, (net asset value)
December 31, 2009	3,008.66	$4,287,922	48,356.59	$68,917,549	427.01	$522,813	570,593.04	$698,607,417	1,025.00	$990,276	3,851.25	$3,720,780	1,000.00	$964,540	3,122.95	$3,012,215
Contributions	0	0	0	0	0	0	0	0	0	0	2,356.83	2,198,500	0	0	2,385.49	2,202,484
Redemptions	0	0	(7,010.05)	(9,489,208)	0	0	(57,230.37)	(66,376,279)	0	0	(371.46)	(349,276)	0	0	(70.14)	(66,215)
Net loss	0	(73,890)	0	(1,516,898)	0	(11,422)	0	(17,425,262)	0	(5,592)	0	37,045	0	(7,697)	0	55,119

Partners’ capital,
September 30, 2010	3,008.66	$4,214,032	41,346.54	$57,911,443	427.01	$511,391	513,362.67	$614,805,876	1,025.00	$984,684	5,836.62	$5,607,049	1,000.00	$956,843	5,438.30	$5,203,603

Net asset value per unit at
December 31, 2009			$1,425.20				$1,224.35				$966.12				$964.54

Net asset value per unit at
September 30, 2010			$1,400.64				$1,197.61				$960.67				$956.84

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Partners’ capital, (net asset value)
December 31, 2009	1,044.66	$999,554	3,358.60	$3,213,581	708.97	$676,076	7,333.83	$6,993,517	500.00	$469,821	40,328.60	$37,894,437	$831,270,498
Contributions	0	0	5,716.30	5,212,637	382.09	350,000	10,049.83	9,188,976	0	0	93,620.45	83,433,378	102,585,975
Redemptions	0	0	(605.13)	(558,058)	0	0	(541.85)	(491,764)	0	0	(2,844.72)	(2,522,593)	(79,853,393)
Net loss	0	(21,479)	0	61,759	0	(10,387)	0	(12,424)	0	(17,568)	0	(220,526)	(19,169,222)

Partners’ capital,
September 30, 2010	1,044.66	$978,075	8,469.77	$7,929,919	1,091.06	$1,015,689	16,841.81	$15,678,305	500.00	$452,253	131,104.33	$118,584,696	$834,833,858

Net asset value per unit at
December 31, 2009			$956.82				$953.60				$939.64

Net asset value per unit at
September 30, 2010			$936.26				$930.92				$904.51

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

There were no assets allocated to GP 6 and GP 11 as of September 30, 2011.

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

The Global 1 Class, Global 2 Class and Global 3 Class units are traded pursuant to trading programs pursuing technical trend trading philosophies, as well as pattern recognition philosophies. The Global 1 Class, Global 2 Class and Global 3 Class units differ in respect to the General Partner’s brokerage commission. The Global 1 Class and Global 2 Class units are offered only to investors in wrap-accounts.

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

The Partnership follows the provisions of ASC 740, Income Taxes. The Partnership is not generally subject to examination by U.S. federal or state taxing authorities for tax years before 2007. As of September 30, 2011, the Partnership has no material uncertain income tax positions and, accordingly, has not recorded a liability for the payment of interest or penalties.

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At September 30, 2011, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of cash flows. The Partnership noted that as of and for the periods ended September 30, 2011 and 2010 substantially all investments were highly liquid and carried at fair value, the Partnership carried little or no debt, and the statements of changes in partners’ capital (net asset value) were presented.

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$142,706,687	$0	$0	$142,706,687
U.S. and foreign futures contracts	14,436,949	0	0	14,436,949
Forward contracts	0	(913,909)	0	(913,909)
Options on futures contracts	(20,285)	0	0	(20,285)
Cash and cash equivalents
Bank deposits	0	3,534,083	0	3,534,083
U.S. Commercial paper	325,290,007	0	0	325,290,007
Securities owned
Bank deposits	0	25,029,226	0	25,029,226
U.S. Commercial paper	39,988,997	0	0	39,988,997
U.S. Government-sponsored enterprises	253,928,473	0	0	253,928,473
U.S. Government securities	74,914,972	0	0	74,914,972

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

The Partnership, through the Trading Companies, deposits assets with brokers subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills, securities of Government-sponsored enterprises and cash with such brokers. The Partnership earns interest income on its assets deposited with the brokers.

Note 4. Commodity	Trading Advisors

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors. Each Trading Company has entered into an advisory contract with its own Advisor. The commodity trading advisors are Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Co., Winton Capital Management Limited, Welton Investment Corporation, Global Advisors Jersey Limited, Transtrend B.V., Quantitative Investment Management LLC, Sunrise Capital Partners, LLC, Amplitude Capital International Limited, Alder Capital Limited and Denali Asset Management, LLLP (collectively, the “Advisors”). The Advisors are paid a quarterly management fee ranging from 0 percent to 3 percent per annum of the Partnership’s month-end allocated net assets and a quarterly incentive fee ranging from 20 percent to 26 percent of the new trading profits on the allocated net assets of the Advisor.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total return – Class A Units	(0.50)%	4.34%	(8.27)%	(1.72)%
Total return – Class B Units	(0.66)%	4.19%	(8.72)%	(2.18)%
Total return – Legacy 1 Class Units	0.06%	4.60%	(6.71)%	(0.56)%
Total return – Legacy 2 Class Units	(0.16)%	4.50%	(7.09)%	(0.80)%
Total return – Global 1 Class Units	0.44%	2.11%	(7.15)%	(2.15)%
Total return – Global 2 Class Units	0.36%	2.05%	(7.36)%	(2.38)%
Total return – Global 3 Class Units	(0.09)%	1.58%	(8.65)%	(3.74)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	6.53%	6.75%	6.57%	6.76%
Incentive fees (2)	0.41%	0.43%	0.60%	0.61%

Total expenses	6.94%	7.18%	7.17%	7.37%

Net investment loss (1) (3)	(6.24)%	(6.20)%	(6.19)%	(6.17)%

(1)	Annualized.
(2)	Not annualized.
(3)	Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and nine months ended September 30, 2011 and 2010 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three and nine months ended September 30, 2011 and 2010.

Class A Units	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,372.42	$1,342.34	$1,488.66	$1,425.20

Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	19.39	83.99	(49.54)	41.45
Expenses net of interest and dividend income*	(26.29)	(25.69)	(73.60)	(66.01)

Total income (loss) from operations	(6.90)	58.30	(123.14)	(24.56)

Net asset value per unit at end of period	$1,365.52	$1,400.64	$1,365.52	$1,400.64

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Class B Units	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,167.81	$1,149.42	$1,270.86	$1,224.35

Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	16.57	71.91	(42.04)	35.43
Expenses net of interest and dividend income*	(24.33)	(23.72)	(68.77)	(62.17)

Total income (loss) from operations	(7.76)	48.19	(110.81)	(26.74)

Net asset value per unit at end of period	$1,160.05	$1,197.61	$1,160.05	$1,197.61

Legacy 1 Class Units	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$955.52	$918.38	$1,024.92	$966.12

Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading *	13.47	57.89	(34.67)	30.68
Expenses net of interest and dividend income*	(12.87)	(15.60)	(34.13)	(36.13)

Total income (loss) from operations	0.60	42.29	(68.80)	(5.45)

Net asset value per unit at end of period	$956.12	$960.67	$956.12	$960.67

Legacy 2 Class Units	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$948.95	$915.65	$1,019.79	$964.54

Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	14.54	57.72	(32.53)	30.87
Expenses net of interest and dividend income*	(16.04)	(16.53)	(39.81)	(38.57)

Total income (loss) from operations	(1.50)	41.19	(72.34)	(7.70)

Net asset value per unit at end of period	$947.45	$956.84	$947.45	$956.84

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Global 1 Class Units	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$910.02	$916.95	$984.38	$956.82

Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	16.49	31.15	(40.76)	11.54
Expenses net of interest and dividend income*	(12.53)	(11.84)	(29.64)	(32.10)

Total income (loss) from operations	3.96	19.31	(70.40)	(20.56)

Net asset value per unit at end of period	$913.98	$936.26	$913.98	$936.26

Global 2 Class Units	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$902.78	$912.26	$978.01	$953.60

Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	16.42	30.92	(40.48)	11.17
Expenses net of interest and dividend income*	(13.14)	(12.26)	(31.47)	(33.85)

Total income (loss) from operations	3.28	18.66	(71.95)	(22.68)

Net asset value per unit at end of period	$906.06	$930.92	$906.06	$930.92

Global 3 Class Units	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$865.00	$890.40	$946.02	$939.64

Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	15.81	30.59	(38.52)	12.29
Expenses net of interest and dividend income*	(16.58)	(16.48)	(43.27)	(47.42)

Total income (loss) from operations	(0.77)	14.11	(81.79)	(35.13)

Net asset value per unit at end of period	$864.23	$904.51	$864.23	$904.51

*	Expenses net of interest and dividend income per unit and organization and offering costs per unit are calculated by dividing the expenses net of interest and dividend income and organization and offering costs by the average number of units outstanding during the period. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

Note 8.	Trading Activities and Related Risks

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

The amount of required margin and good faith deposits with the FCMs and interbank market makers usually ranges from 5% to 35% of the Partnership’s net asset value. The fair value of securities held to satisfy such requirements at September 30, 2011 and December 31, 2010 was $142,706,687 and $98,441,357, respectively, which was 16.1% and 11.0% of the net asset value, respectively. The cash deposited with interbank market makers at September 30, 2011 and December 31, 2010 was $10,742,926 and $7,931,341, respectively, which was 1.2% and 0.9% of the net asset value, respectively.

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

The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05. The monthly average futures contracts, forward contracts, options on futures contracts and equity options bought and sold was approximately 6,662 and 7,706, respectively, for the three and nine months ended September 30, 2011 and 8,686 and 8,599, respectively, for the three and nine months ended September 30, 2010. The following tables summarize the quantitative information required by FASB ASC 815:

	Fair Values of Derivative Instruments September 30, 2011
	Asset Derivatives*	Liability Derivatives*	Fair Value
Agriculturals contracts	$5,554,418	$(2,405,673)	$3,148,745
Currencies contracts	13,968,745	(12,630,905)	1,337,840
Energy contracts	4,958,502	(2,231,438)	2,727,064
Interest rates contracts	5,184,274	(2,354,190)	2,830,084
Meats contracts	693,052	(214,713)	478,339
Metals contracts	84,868,820	(82,498,324)	2,370,496
Soft commodities contracts	1,722,256	(641,035)	1,081,221
Stock indices contracts	1,694,883	(2,165,917)	(471,034)

	$118,644,950	$(105,142,195)	$13,502,755

*	The fair values of all asset and liability derivatives, including agriculturals, currencies, energy, interest rates, meats, metals, soft commodities and stock indices contracts are included in equity in broker trading accounts in the Partnership’s consolidated statements of financial condition.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Fair Values of Derivative Instruments December 31, 2010
	Asset Derivatives*	Liability Derivatives*	Fair Value
Agriculturals contracts	$6,741,957	$(431,469)	$6,310,488
Currencies contracts	20,057,183	(5,176,594)	14,880,589
Energy contracts	3,684,943	(1,840,984)	1,843,959
Interest rates contracts	2,945,795	(1,826,944)	1,118,851
Meats contracts	846,430	(79,680)	766,750
Metals contracts	20,402,750	(12,923,962)	7,478,788
Soft commodities contracts	3,241,903	(709,766)	2,532,137
Stock indices contracts	2,674,715	(1,650,063)	1,024,652

	$60,595,676	$(24,639,462)	$35,956,214

*	The fair values of all asset and liability derivatives, including agriculturals, currencies, energy, interest rates, meats, metals, soft commodities and stock indices contracts, are included in equity in broker trading accounts in the consolidated statement of financial condition.

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three and Nine Months Ended

September 30, 2011 and 2010

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Type of Contract	September 30, 2011*	September 30, 2010*	September 30, 2011*	September 30, 2010*
Agriculturals contracts	$(6,764,659)	$10,172,660	$(15,721,792)	$888,475
Currencies contracts	(20,765,064)	7,952,460	(27,284,899)	9,818,873
Energy contracts	(7,646,687)	(5,732,482)	(5,874,550)	(26,884,790)
Interest rates contracts	58,520,368	26,489,368	66,485,195	75,587,579
Meats contracts	(1,129,600)	49,834	(1,923,770)	76,953
Metals contracts	10,903,716	10,102,678	(351,400)	4,395,426
Soft commodities contracts	(3,655,235)	8,999,759	(2,484,797)	4,055,312
Stock indices and equity options contracts	(12,825,345)	(7,954,526)	(32,653,911)	(35,519,628)

	$16,637,494	$50,079,751	$(19,809,924)	$32,418,200

*	The gains or losses on derivatives, including agriculturals, currencies, energy, interest rates, meats, metals, soft commodities and stock indices contracts are included in the realized and change in unrealized gains (loss) from futures and forward trading in the Partnership’s consolidated statements of operations. The gains or losses on derivatives for equity options contracts are included in the realized and unrealized gains (loss) from equities, equity options and exchange-traded funds in the Partnership’s consolidated statements of operations.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Line Item in Consolidated Statement of Operations	2011	2010	2011	2010
Net gain (loss) from futures and forward trading
Realized	$1,533,658	$10,463,626	$(1,222,983)	$(1,204,732)
Change in unrealized	15,103,836	39,616,125	(22,508,037)	33,622,932

Total realized and changed in unrealized net gain (loss) from futures and forward trading	16,637,494	50,079,751	(23,731,020)	32,418,200

Net gain (loss) from equity options
Realized	0	0	3,921,096	0
Change in unrealized	0	0	0	0

Total realized and changed in unrealized net gain (loss) from equity options trading	0	0	3,921,096	0

Total realized and changed in unrealized net gain (loss) from futures, forward and equity options trading	$16,637,494	$50,079,751	$(19,809,924)	$32,418,200

Note 11. Subsequent	Events

Subsequent to September 30, 2011, there were contributions and redemptions totaling approximately $16,100,000 and $0 respectively.

On October 31, 2011, MF Global Holdings Ltd., the parent of MF Global Inc. (collectively “MF Global”), one of the clearing brokers of the Partnership, reported to the SEC and CFTC possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a SIPC-led bankruptcy proceeding would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act.

The Partnership’s General Partner does not believe that these actions will have a material impact upon the operations of the Partnership in valuing or satisfying redemption requests or for providing accurate valuation for new or existing limited partners.

Three of the Partnership’s twelve commodity trading advisors executed a portion of their trading activity through MF Global. In the aggregate, the assets of the Partnership allocated to these trading advisors and on deposit with MF Global immediately prior to October 31, 2011 represent approximately 2.3%, or approximately $20 million, of the Partnership’s total net assets as of October 31, 2011, and the Partnership had total net assets of approximately $842.7 million. None of these traders executed any Forex trading through MF Global.

On October 31, 2011, the Partnership established customer segregated accounts at Jefferies Bache LLC (“Jefferies”), an affiliate of Jefferies & Company. The Partnership’s other clearing brokers, Newedge USA LLC and UBS Securities LLC, continue to clear trades for the Partnership in the normal course of business.

On November 2, 2011, the Chicago Mercantile Exchange (“CME”) notified the CFTC of the CME’s intention to transfer certain customer positions in connection with the SIPC liquidation of MF Global. As a result, certain of the Partnership’s positions held at MF Global as of October 31, 2011 aggregating approximately $4.7 million were transferred to R.J. O’Brien & Associates on November 4, 2011. Also, various foreign exchanges liquidated certain other positions of the Partnership between November 1, 2011 and November 4, 2011. Approximately 1.8%, or $15.4 million, of the Partnership’s assets remain at MF Global and are held in cash and U.S. Treasury bills in customer segregated or secured accounts as of November 4, 2011.

The Partnership’s General Partner continues to monitor the situation relating to MF Global and is attempting to effect the orderly transfer of all of the Partnership’s remaining cash balances currently held at MF Global to R.J. O’Brien & Associates. However, there can be no assurances when or if the Partnership will have access to any or all of its assets that remain in accounts held at MF Global or as to the amount or value of those assets under the SIPC liquidation.

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

None of the assets of Grant Park were invested in GP 6 and GP 11 as of September 30, 2011.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors retained by the general partner. Rabar Market Research, Inc. (“Rabar”), EMC Capital Management, Inc. (“EMC”), Eckhardt Trading Co. (“ETC”), Winton Capital Management (“Winton”), Welton Investment Corporation (“Welton”), Global Advisors Jersey Limited (“Global Advisors”), Transtrend B.V. (“Transtrend”), Quantitative Investment Management LLC (“QIM”), Sunrise Capital Partners, LLC (“Sunrise”), Amplitude Capital International Limited (“Amplitude”), Alder Capital Limited (“Alder”) and Denali Asset Management, LLLP (“Denali”) serve as Grant Park’s commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of September 30, 2011, the general partner allocated Grant Park’s net assets through the respective Trading Companies among its core trading advisors EMC, Winton and Welton and non-core trading advisors ETC, Rabar, Global Advisors, QIM, Transtrend, Sunrise, Amplitude, Alder and Denali. No more than twenty percent of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of September 30, 2011:

	Alder	Amplitude	Denali	EMC	ETC	Global Advisors	QIM	Rabar	Sunrise	Transtrend	Welton	Winton
Class A	X	X	X	X	X	X	X	X	X	X	X	X
Class B	X	X	X	X	X	X	X	X	X	X	X	X
Legacy 1	X	X	X	X	X	X	X	X	X	X	X	X
Legacy 2	X	X	X	X	X	X	X	X	X	X	X	X
Global 1	X	X	X	X	X		X	X	X	X	X	X
Global 2	X	X	X	X	X		X	X	X	X	X	X
Global 3	X	X	X	X	X		X	X	X	X	X	X

The trading advisors for the Legacy 1 Class and Legacy 2 Class units pursue a technical trend trading philosophy, which is the same trading philosophy the trading advisors have historically used for the Class A and Class B units. The trading advisors for the Global 1 Class, Global 2 Class and Global 3 Class units pursue technical trend trading philosophies, as well as pattern recognition.

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

Valuation of Financial Instruments

Grant Park follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Grant Park records all investments at fair value in the financial statements. Changes in fair value are recorded as unrealized gain or losses and are reported in the consolidated statement of operations. Fair value of exchange-traded futures contracts and options on futures contracts are based upon exchange settlement prices. Equity securities, equity options and exchange-traded funds are recorded at fair value based on quoted market prices, which is generally the exchange settlement price. U.S. Government securities, securities of U.S. Government-sponsored enterprises and commercial paper are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market. The Partnership values bank deposits at face value plus accrued interest, which approximates fair value.

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and nine months ended September 30, 2011 and 2010, are set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total return – Class A units	(0.50)%	4.34%	(8.27)%	(1.72)%
Total return – Class B units.	(0.66)%	4.19%	(8.72)%	(2.18)%
Total return – Legacy 1 Class units	0.06%	4.60%	(6.71)%	(0.56)%
Total return – Legacy 2 Class units	(0.16)%	4.50%	(7.09)%	(0.80)%
Total return – Global 1 Class units	0.44%	2.11%	(7.15)%	(2.15)%
Total return – Global 2 Class units	0.36%	2.05%	(7.36)%	(2.38)%
Total return – Global 3 Class units	(0.09)%	1.58%	(8.65)%	(3.74)%

Grant Park’s net asset value at September 30, 2011 was approximately $882.7 million, at December 31, 2010 was approximately $891.9 million and at September 30, 2010 was approximately $834.8 million.

The table below sets forth Grant Park’s trading gains or losses by sector for the three and nine month periods ended September 30, 2011 and 2010.

	% Gain (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
Sector	2011	2010	2011	2010
Agriculturals	—%	—%	—%	—%
Currencies	(2.7)	1.0	(3.3)	1.1
Energy	(0.9)	(0.7)	(1.0)	(3.2)
Interest rates	7.0	3.3	7.5	9.1
Meats	—	—	0.3	—
Metals	1.2	1.2	—	0.6
Softs	(1.3)	2.4	(2.2)	0.6
Stock indices, equities, equity options and exchange traded funds	(1.4)	(1.0)	(3.9)	(4.2)

Total	1.9%	6.2%	(2.6)%	4.0%

Three months ended September 30, 2011 compared to three months ended September 30, 2010

For the three months ended September 30, 2011, Grant Park had a negative return of approximately 0.5% for the Class A units, 0.7% for the Class B units, positive return of approximately 0.1% for the Legacy 1 Class units, negative return of 0.2% for the Legacy 2 Class units, positive return of 0.4% for the Global 1 Class units, positive return of 0.4% for the Global 2 Class units and negative return of 0.1% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 1.9% which were further increased by 0.1% from interest income. These trading gains were decreased by approximately 2.4% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2010, Grant Park had a positive return of approximately 4.3% for the Class A units, 4.2% for the Class B units, 4.6% for the Legacy 1 Class units, 4.5% for the Legacy 2 Class units, 2.1% for the Global 1 Class units, 2.1% for the Global 2 Class units and 1.6% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 6.2% which were further increased by approximately 0.1% from interest income. These trading gains were decreased by approximately 2.5% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

For the nine months ended September 30, 2011, Grant Park had a negative return of approximately 8.3% for the Class A units, 8.7% for the Class B units, 6.7% for the Legacy 1 Class units, 7.1% for the Legacy 2 Class units, 7.2% for the Global 1 Class units, 7.4% for the Global 2 Class units and 8.7% for the Global 3 Class units. On a combined unit basis prior to expenses, approximately 2.6% resulted from trading losses which were offset by 0.3% of interest income. The trading losses were further increased by approximately 6.2% in brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2010, Grant Park had a negative return of approximately 1.7% for the Class A units, 2.2% for the Class B units, 0.6% for the Legacy 1 Class units, 0.8% for the Legacy 2 Class units, 2.2% for the Global 1 Class units, 2.4% for the Global 2 Class units, and 3.7% for the Global 3 Class units. On a combined unit basis prior to expenses, approximately 4.0% resulted from trading gains which were further increased by 0.4% of interest income. The trading gains were decreased by approximately 6.8% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2011

Crude oil markets predominantly fell in the third quarter as diminished investor sentiment regarding global economic growth weighed heavily on demand. Weak economic data and the lack of a resolution to the Eurozone debt situation were the main drivers putting pressure on demand. Natural gas markets also fell, driven lower by temperate climates in the U.S. and elevated domestic inventories.

Corn and soybean markets underwent a sharp retracement of nearly 5% and 10% respectively in September due to depressed Chinese demand and upward revisions to harvest estimates. Wheat markets finished higher, holding on to gains from early in the quarter stemming from poor weather and delayed plantings in key farming regions. In the softs markets, sugar and coffee prices declined as reports forecasted better-than-expected growing conditions in Brazil.

Gold markets firmed in the third quarter because of safe-haven buying by investors attempting to reduce risk in their portfolios. Silver markets fell sharply as the decision to raise margin requirements on silver positions prompted liquidations. Base metals markets generally fell due to weak industrial demand forecasts caused by equity market declines.

The Swiss franc endured a sharp selloff against counterparts due to intervention by the Swiss National Bank to devalue the nation’s currency. Ongoing concerns surrounding a potential default on Greece’s debt obligations led to declines in the euro and U.S. dollar strength. The Australian and New Zealand dollars declined as a result of sharp downturns in the commodities markets and depressed demand for higher-yielding currencies.

Global equity markets fell sharply in the third quarter as the downgrading of the U.S. debt markets resulted in selling. The failure of European officials to come to terms on a new plan to aid the ailing Eurozone financial markets also added to declines.

U.S. Treasury markets posted large profits as investors shifted their focus towards safe-haven assets amid steep declines in equity markets and Eurozone financial instability. Bund markets also posted gains, as investors diversified away from European sovereign debt as they believed a Greek default would impact the economies of other more stable European nations.

Key trading developments for Grant Park during the first nine months of 2011 included the following:

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

Grant Park recorded gains in July. Class A units were up 3.02%, Class B units were up 2.96%, Legacy 1 Class units were up 3.23%, Legacy 2 Class units were up 3.18%, Global 1 Class units were up 3.09%, Global 2 Class units were up 3.07% and Global 3 Class units were up 2.92%. The U.S. dollar slipped against major currencies as investor confidence fell while Congress failed to reach an agreement on a new U.S. debt ceiling. Investors sought non-U.S. assets, a move that benefitted safe-haven currencies, including the Japanese yen and Swiss franc. The euro fell when Portuguese debt was reclassified to “junk” status. Also pushing the euro lower were fears the recent financial instability in the Eurozone was beginning to affect larger European nations. The Australian dollar posted gains as investors believed recent jumps in inflation would prompt the Reserve Bank of Australia to raise interest rates sooner than expected. Despite heavy volatility throughout the month, the crude oil markets were able to hold on to early-month gains and finish July slightly positive. The crude oil market was driven by reports of strong U.S. manufacturing data and decreases in U.S. stockpiles. Natural gas markets fell over 5% on weak industrial demand forecasts and cool temperatures at month-end. European equity markets generally fell as investors feared that recent financial instability could begin to affect the economies of larger nations, including Spain and Italy. In the U.S., equity prices moved lower because of the failed debt-ceiling negotiations. Japanese share prices finished with modest gains stemming from bullish manufacturing data. U.S. fixed-income markets posted strong gains in July as uncertainty regarding the overall global economic outlook prevailed. Weak economic data, ailing European nations, and U.S. debt-ceiling concerns all played a role in driving demand for safe-haven assets higher. The German Bund picked up additional gains as some fixed-income investors shifted their focus outside of the U.S. U.S. grains markets finished last month higher as a combination of heat waves and dry weather threatened domestic supplies. Reports of elevated demand from biofuel and livestock producers added to profits in the grains and foods markets. Sugar prices also moved higher due to reports showing weaker-than-expected sugar production from Brazil, the world’s largest sugar exporter. Gold and silver markets moved more than 8% and 15%, respectively, as investors sought safe-haven assets due to a number of global economic concerns. Ongoing fears regarding the financial stability of the Eurozone economy and uncertainty surrounding the inability of lawmakers to pass a plan to establish a new U.S. debt ceiling were among the critical factors that influenced the markets. In the base metals markets, copper markets rose because of improved Chinese import data and a work stoppage at a key Chilean copper production facility.

Grant Park recorded losses in August. Class A units were down 1.81%, Class B units were down 1.86%, Legacy 1 Class units were down 1.62%, Legacy 2 Class units were down 1.69%, Global 1 Class units were down 1.25%, Global 2 Class units were down 1.28% and Global 3 Class units were down 1.43%. The Swiss franc underwent a sharp selloff due to intervention by the Swiss National Bank attempting to devalue the currency. The euro posted modest gains against counterparts on news the European Central Bank (ECB) was considering buying Italian debt to aid the ailing Italian financial system. Higher-yielding currencies, such as the Australian and New Zealand dollars, declined sharply as concerns surrounding global economic growth weighed on investor risk appetite. Crude oil markets fell in excess of 7% due to weak industrial demand throughout the month. Disappointing economic indicators, waning investor confidence, and concerns regarding stalled global economic growth were the main drivers behind declines. Temperate U.S. climates and a rise in domestic inventories pushed natural gas markets lower. The credit downgrading of the U.S. debt markets sent a wave of panic through the financial markets and caused a sharp selloff in equities. Failure of the ECB to produce a new plan to aid the ailing European financial system put pressure on Eurozone equity prices. In Asia, the Hong Kong Hang Seng Index declined due to beliefs the elevated inflation rate in China would make it difficult for the Chinese government to foster growth by easing monetary policy. U.S. Treasury markets produced strong gains due to increased safe-haven buying amidst turmoil in the financial markets. Investors drove U.S. debt products higher as they sought safety from the financial instability of the Eurozone and from sharp declines in the global equity markets. U.S. grain markets moved sharply higher due to delayed plantings and weak harvest estimates stemming from poor weather conditions in key U.S. farming regions. Sugar prices also rose following reports which forecasted weak Brazilian production and elevated demand from China. Gold and silver markets rallied due to a surge in safe-haven demand stemming from the credit downgrading of the U.S. fixed-income markets. Investors bought gold to hedge short-term U.S. dollar weakness and added to gains. Base metals markets generally fell during the month, depressed by sharp declines in the global equity markets and weak economic data.

Grant Park recorded losses in September. Class A units were down 1.64%, Class B units were down 1.69%, Legacy 1 Class units were down 1.47%, Legacy 2 Class units were down 1.57%, Global 1 Class units were down 1.34%, Global 2 Class units were down 1.36% and Global 3 Class units were down 1.52%. The euro weakened against major counterparts as the failure of Eurozone officials to come to terms on new funding plans for ailing Greece prompted liquidations. Amidst European financial instability investors focused their attention on the U.S. dollar, driving the currency steadily higher throughout September. The Swiss franc and Japanese yen declined as investors feared further intervention to devalue the currencies by the countries’ respective financial policy makers. Crude oil markets declined as weak economic data in the U.S. and concerns about global economic growth weighed on industrial demand forecasts. Natural gas prices fell because of beliefs the rising inventories in the U.S. would be sufficient to meet demand in the foreseeable future. Comments from the U.S. Federal Reserve Chairman stating the U.S. still faced significant obstacles weighed heavily on investor sentiment, resulting in sharp declines in the domestic equity markets. News that rating-agency Moody’s Investors Services was planning to downgrade the credit rating of three major U.S. banks also put pressure on domestic share prices. In Europe, ongoing concerns surrounding possible contagion from a Greek default put pressure on the equity markets. Fixed income prices finished the month generally higher as risk-averse investors purchased safer debt instruments. Weak economic data from the U.S. and fears that a Greek debt default could impact the economies of larger more stable nations, also supported safe-haven demand. U.S. Department of Agriculture reports showing strong supply forecasts put heavy pressure on the grains markets, driving corn, wheat, and soybeans nearly 20% lower for the month. Depressed demand from China also played a role in driving grains prices lower. In the softs markets, coffee and sugar prices declined as crop supply forecasts for Brazil were revised higher. Gold and silver underwent sharp price declines as the decision to raise margin requirements on key U.S. exchanges prompted liquidations. Base metals dipped because losses in the global equity markets caused investors to liquidate riskier commodities positions.

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

Key trading developments for Grant Park during the first nine months of 2010 included the following:

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

Grant Park maintains a portion of its assets at its clearing brokers as well as at Lake Forest Bank & Trust Company. These assets, which may range from 5% to 35% of Grant Park’s value, are held in U.S. Treasury securities, commercial paper and/or securities of Government-sponsored enterprises. The balance of Grant Park’s assets, which range from 65% to 95%, are invested in investment grade money market instruments purchased and managed at Middleton Dickinson Capital Management, LLC which are held in a separate, segregated account at State Street Bank and Trust Company. Violent fluctuations in prevailing interest rates or changes in other economic conditions could cause mark-to-market losses on Grant Park’s cash management income.

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

As of March 31, 2011, Grant Park reevaluated the methodology used to calculate VaR and concluded that an Aggregate Returns Volatility method was a more precise method to measure Grant Park’s risk exposure. As of September 30, 2011, Grant Park uses an Aggregate Returns Volatility method to calculate VaR for the portfolio. The method consists of creating historical price time series for each instrument or its proxy instrument for the past 200 days, and then measures the standard deviation of that return history. Then, using a normal distribution (normal distribution curve has a mean of zero and a standard deviation of one), the standard deviation measurement is scaled up in order to achieve a result in line with the 95% degree of confidence, which corresponds to a scaling factor of approximately 1.645 times of standard deviations.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of September 30, 2011 and December 31, 2010 and the trading gains/losses by market category for the nine months ended September 30, 2011 and the year ended December 31, 2010. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of September 30, 2011, Grant Park’s net asset value was approximately $882.7 million. As of December 31, 2010, Grant Park’s net asset value was approximately $891.9 million.

	September 30, 2011
Market Sector	Value at Risk*	Trading Gain/(Loss)
Currencies	0.3%	(3.3)%
Interest rates	0.3	7.5
Energy	0.2	(1.0)
Metals	0.2	—
Agriculturals/softs/meats	0.2	(1.9)
Stock indices	0.1	(3.9)

Aggregate/Total	0.9%	(2.6)%

	December 31, 2010
Market Sector	Value at Risk*	Trading Gain/(Loss)
Agriculturals/softs/meats	0.4%	4.3%
Currencies	0.4	3.0
Energy	0.3	(2.5)
Stock indices	0.3	(1.9)
Metals	0.3	2.5
Interest rates	0.1	8.0

Aggregate/Total	1.3%	13.4%

*	The VaR for a market sector represents the one day risk of loss for the aggregate exposure for that particular sector. The aggregate VaR represents the VaR of Grant Park’s open positions across all market sectors and is less than the sum of the VaR of the individual market sectors due to the diversification benefit across all market sectors combined.

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of September 30, 2011, by market sector.

Currencies

Exchange rate risk is a significant market exposure of Grant Park. Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future. As of September 30, 2011, Grant Park was short the U.S. dollar against various major currencies including the Japanese yen and New Zealand dollar, and long the U.S. dollar against the Australian dollar, Great British pound, euro, Canadian dollar, Swiss franc, and Mexican peso. In general, a stronger U.S. dollar against most major currencies would benefit Grant Park.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park. Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability. Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries. Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, Singapore, and Mexico. The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future. As of September 30, 2011, Grant Park was predominantly long interest rate instruments in the U.S., Eurozone, Australia, Canada, New Zealand, United Kingdom, Japan, and Singapore.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America. As of September 30, 2011, the energy market exposure of Grant Park was predominantly long in the gas oil and gasoline blendstock markets and short in the brent crude oil, crude oil, heating oil, natural gas, and kerosene markets. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel and zinc. As of September 30, 2011, in the precious metals sector Grant Park had long positions in gold and short positions in palladium, platinum and silver. In the base metals markets, Grant Park was short copper, lead, zinc, tin, aluminum, and nickel.

Agricultural/Meat/Softs

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors. As of September 30, 2011, in the grains markets, Grant Park had long positions in the corn, rice, and rapeseed markets and short positions in the wheat, oats, soybeans, soybean meal, soybean oil, and canola markets. In the livestock markets, Grant Park was long feeder cattle, lean hogs, and live cattle. In the foods/industrials markets Grant Park was short cocoa, coffee, cotton, lumber, and rubber and long orange juice and sugar.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, South, Africa, India, Turkey, Singapore, South Korea, and Australia. The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts. As of September 30, 2011, Grant Park was predominantly long indices in the U.S., United Kingdom, South Korea, and Canada. The portfolio was short indices in South Africa, Australia, the Eurozone, Hong Kong, Japan, India, and Singapore. Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of September 30, 2011.

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

There was no change in Grant Park’s internal control over financial reporting in the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010, in response to Item 1A to Part 1 of Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

Issuer Purchases of Equity Securities

(c) The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended September 30, 2011.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)
07/01/11 through 07/31/11	926.12	$1,413.87	5,142.89	$1,202.43	257.88	$986.36	96.14	$979.16	266.77	$938.13	193.69	$930.47	1,591.79	$890.25	8,475.28	(2)
08/01/11 through 08/31/11	343.04	$1,388.31	6,893.31	$1,180.05	68.07	$970.35	132.73	$962.60	270.09	$926.36	305.14	$918.59	1,519.56	$877.56	9,531.94	(2)
09/01/11 through 09/30/11	428.18	$1,365.52	6,285.85	$1,160.05	25.43	$956.12	191.48	$947.45	424.93	$913.98	78.86	$906.06	1,799.78	$864.23	9,234.51	(2)
Total	1,697.34	$1,396.51	18,322.05	$1,179.47	351.38	$981.07	420.35	$959.49	961.79	$924.15	577.69	$920.86	4,911.13	$876.79	27,241.73	(2)

(1)	As previously disclosed, pursuant to the Partnership Agreement, investors in Grant Park may redeem their units for an amount equal to the net asset value per unit at the close of business on the last business day of any calendar month if at least 10 days prior to the redemption date, or at an earlier date if required by the investor’s selling agent, the general partner receives a written request for redemption from the investor. Generally, redemptions are paid in the month subsequent to the month requested. The general partner may permit earlier redemptions in its discretion.
(2)	Not determinable.

Item 5.	Other Information

On October 31, 2011, MF Global Holdings Ltd., the parent of MF Global Inc. (collectively “MF Global”), one of the clearing brokers of Grant Park, reported to the SEC and CFTC possible deficiencies in customer segregated accounts held at the firm. As a result, the SEC and CFTC determined that a SIPC-led bankruptcy proceeding would be the safest and most prudent course of action to protect customer accounts and assets, and SIPC initiated the liquidation of MF Global under the Securities Investor Protection Act.

Grant Park’s General Partner does not believe that these actions will have a material impact upon the operations of Grant Park in valuing or satisfying redemption requests or for providing accurate valuation for new or existing limited partners.

Three of Grant Park’s twelve commodity trading advisors executed a portion of their trading activity through MF Global. In the aggregate, the assets of Grant Park allocated to these trading advisors and on deposit with MF Global immediately prior to October 31, 2011 represent approximately 2.3%, or approximately $20 million, of Grant Park’s total net assets as of October 31, 2011, and Grant Park had total net assets of approximately $842.7 million. None of these traders executed any Forex trading through MF Global.

On October 31, 2011, Grant Park established customer segregated accounts at Jefferies Bache LLC (“Jefferies”), an affiliate of Jefferies & Company. Grant Park’s other clearing brokers, Newedge USA LLC and UBS Securities LLC, continue to clear trades for Grant Park in the normal course of business.

On November 2, 2011, the Chicago Mercantile Exchange (“CME”) notified the CFTC of the CME’s intention to transfer certain customer positions in connection with the SIPC liquidation of MF Global. As a result, certain of Grant Park’s positions held at MF Global as of October 31, 2011 aggregating approximately $4.7 million were transferred to R.J. O’Brien & Associates on November 4, 2011. Also, various foreign exchanges liquidated certain other positions of Grant Park between November 1, 2011 and November 4, 2011. Approximately 1.8%, or $15.4 million, of Grant Park’s assets remain at MF Global and are held in cash and U.S. Treasury bills in customer segregated or secured accounts as of November 4, 2011.

Grant Park’s General Partner continues to monitor the situation relating to MF Global and is attempting to effect the orderly transfer of all of Grant Park’s remaining cash balances currently held at MF Global to R.J. O’Brien & Associates. However, there can be no assurances when or if Grant Park will have access to any or all of its assets that remain in accounts held at MF Global or as to the amount or value of those assets under the SIPC liquidation.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.+

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

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

Date: November 14, 2011	by:	Dearborn Capital Management, L.L.C. its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)