Form 10-K
period 2011-12-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2012-02-22
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes  ☐   No  ☒

The Registrant has no voting stock.  As of January 31, 2012, there were 33,845.50 Class A Units, 406,865.75  Class B Units, 6,249.52 Legacy 1 Class Units, 17,278.03 Legacy 2 Class Units, 15,159.84 Global Alternative Markets 1 Class Units, 32,130.62 Global Alternative Markets 2 Class Units, and 279,931.09 Global Alternative Markets 3 Class Units issued and outstanding.

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

Grant Park conducts its business in one operating segment and has been organized to pool assets of investors for the purpose of trading in the U.S. and international spot derivatives markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities and underliers.  In trading on these markets, Grant Park may enter into: 1) exchange-traded derivatives, such as futures contracts, options on futures contracts, security futures contracts and listed option contracts; 2) over-the-counter (“OTC”) derivatives, such as forwards, swaps, options and structured financial products; and 3) contracts on cash, or spot, commodities.  Grant Park’s general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C., an Illinois limited liability company.  The limited partnership agreement requires the general partner to own units in Grant Park in an amount at least equal to the greater of (1) 1% of the aggregate capital contributions of all limited partners or (2) $25,000, during any time that units in Grant Park are publicly offered for sale.  The manager of Dearborn Capital Management, L.L.C. is David M. Kavanagh, its President.

Dearborn Capital Management, L.L.C., along with its predecessor as general partner and commodity pool operator, Dearborn Capital Management, Ltd., has had management responsibility for Grant Park since its inception.  The general partner has been registered as a commodity pool operator and a commodity trading advisor under the Commodity Exchange Act and has been a member of the NFA since December 1995.  Dearborn Capital Management, Ltd., which served as Grant Park’s general partner, commodity pool operator and sponsor from 1989 through 1995, was registered as a commodity pool operator between August 1988 and March 1996 and as a commodity trading advisor between September 1991 and March 1996 and was a member of the NFA between August 1988 and March 1996.

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

There were no assets allocated to GP 6 and GP 11 as of December 31, 2011.

Through their respective Trading Companies, Rabar Market Research, Inc. (“Rabar”), EMC Capital Management, Inc. (“EMC”), Eckhardt Trading Company (“ETC”), Welton Investment Corporation (“Welton”), Winton Capital Management Limited (“Winton”), Global Advisors Jersey

Limited (“Global Advisors”), Transtrend B.V. (“Transtrend”), Quantitative Investment Management LLC (“QIM”), Sunrise Capital Partners, LLC (“Sunrise”), Amplitude Capital International Limited (“Amplitude”), Alder Capital Limited (“Alder”) and Denali Asset Management LLLP (“Denali”) serve as Grant Park’s commodity trading advisors.  Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of January 31, 2012, the general partner allocated Grant Park’s net assets through the respective Trading Companies among its core trading advisors Amplitude and Winton, and non-core trading advisors Rabar, EMC, ETC, Welton, Global Advisors, Transtrend, QIM, Sunrise, Alder and Denali.  No more than 20% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor.  The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

Grant Park utilizes Jefferies Bache, LLC, R.J. O’Brien & Associates, LLC, UBS Securities LLC and Newedge USA LLC as its clearing brokers.  The general partner may retain additional or substitute clearing brokers for Grant Park in its sole discretion.

Since its inception and through February 28, 2003, Grant Park offered its beneficial interests exclusively to qualified investors on a private placement basis.  Effective June 30, 2003, Grant Park registered up to an aggregate of $200 million of Class A and Class B units pursuant to a Registration Statement on Form S-1 (File No. 333-104317), and began publicly offering both Class A and Class B units for sale.  Grant Park subsequently registered up to an additional $200 million in aggregate of Class A and Class B units for sale on a Registration Statement on Form S-1 (File No. 333-113297) on March 30, 2004, and an additional $700 million in aggregate of Class A and Class B units for sale on a Registration Statement of Form S-1 (File No. 333-119338) on December 1, 2004.  Effective April 1, 2009, Grant Park registered up to an aggregate of $1,150,000,000 of Legacy 1 Class, Legacy 2 Class, Global Alternative Markets 1 (“Global 1”) Class, Global Alternative Markets 2 (“Global 2”) Class and Global Alternative Markets 3 (“Global 3”) Class units pursuant to Registration Statement on Form S-1 (File No. 333-153862) (the “Registration Statement”).  Class A and Class B units are outstanding but no longer offered by Grant Park.  From July 1, 2003 through December 31, 2011, the Fund has raised approximately $1,357,466,000 of new capital and is continuing to offer up to an additional $785,264,000 of units pursuant to the Registration Statement, on a continuous basis at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month.  The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

As of December 31, 2011, Grant Park had a net asset value of approximately $798.8 million and 25,591 limited partners.  As of the close of business on December 31, 2011, the net asset value per unit of the Class A units was $1,295.84, the net asset value of the Class B units was $1,099.04, the net asset value of the Legacy 1 Class units was $912.23, the net asset value of the Legacy 2 Class units was $903.06, the net asset value of the Global 1 Class units was $874.34, the net asset value of the Global 2 Class units was $866.22 and the net asset value of the Global 3 Class units was $822.60.

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

Regulation

Under the Commodity Exchange Act, as amended (the “Act”), commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the “CFTC”).  The National Futures Association (the “NFA”), a registered futures association under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals.  The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, futures commission merchants, introducing brokers and their respective associated persons and floor brokers.  The Act requires commodity pool operators, and commodity trading advisors such as Dearborn Capital Management, L.L.C., and commodity brokers or futures commission merchants such as Grant Park’s commodity brokers to be registered and to comply with various reporting and recordkeeping requirements.  Dearborn Capital Management, L.L.C., Grant Park’s commodity trading advisors and Grant Park’s commodity brokers are members of the NFA.  The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Act or rules and regulations promulgated thereunder.  In the event Dearborn Capital Management, L.L.C.’s registration as a commodity pool operator or commodity trading advisor were terminated or suspended, Dearborn Capital Management, L.L.C. would be unable to continue to manage the business of Grant Park.  Should Dearborn Capital Management, L.L.C.’s registration be suspended, termination of Grant Park might result.

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

Fees and Expenses

The following is a summary description of current fees and expenses chargeable to Grant Park:

Recipient	Nature of Payment	Amount of Payment

General Partner	Brokerage Charge	Class A: 7.50%* Class B: 7.95%* Legacy 1 Class: 5.00%* Legacy 2 Class: 5.25%* Global 1 Class: 4.45%* Global 2 Class: 4.70%* Global 3 Class: 6.45%* * Annualized basis.

Counterparties	Dealer Spreads	Grant Park pays its counterparties bid-ask spreads on Grant Park’s non-exchange traded commodity interests.

Recipient	Nature of Payment	Amount of Payment

Trading Advisors	Incentive Fees

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

ITEM 1A.                                     RISK FACTORS

Grant Park’s performance, trading activities, operating results, financial condition and net asset value could be negatively impacted by a number of risks and uncertainties, including those outlined below, which may affect the value of your investment in Grant Park.  The following list of risk factors should not be considered a comprehensive list of all potential risks and uncertainties relating to Grant Park.  You should also refer to the other information included in this Form 10-K, including our consolidated financial statements and related notes for the year ended December 31, 2011, and information incorporated by reference herein.

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

•                  changes in supply and demand;

•                  money supply policies and available liquidity;

•                  changes in balances of payments and trade;

•                  U.S. and international rates of inflation or deflation;

•                  currency valuations, devaluations and revaluations;

•                  U.S. and international political and economic events; and

•                  changes in philosophies and emotions of market participants.

The trading advisors’ trading methods (regardless of the nature of the method) may not take into account each of these factors except as they may be reflected in the technical input data analyzed by the trading advisors.

In addition, governments from time to time intervene, directly and by regulation, in certain markets, often with the intent to influence prices directly.  The effects of governmental intervention may be particularly significant at certain times in the financial and currency markets, and this intervention may cause these markets to move rapidly.

For a more detailed discussion of the quantitative and qualitative market risks to which Grant Park is exposed, please read the section entitled, “Quantitative and Qualitative Disclosures About Market Risk.”

Past performance is not necessarily indicative of future performance.

You should not rely for predictive purposes on the past performance history of either Grant Park, the general partner or any of the trading advisors.  Likewise, you should not assume that any trading advisor’s future trading decisions will create profit, avoid substantial losses or result in performance comparable to that trading advisor’s past performance.  Trading advisors may alter their strategies from time to time, and their performance results in the future may materially differ from their prior trading experience.  Moreover, the technical analysis employed by the trading advisors may not take into account the effect of economic or market forces or events that may cause losses to Grant Park.  Furthermore, the general partner, in its discretion, may terminate any of the trading advisors or change the allocation of assets among the trading advisors, which could cause a substantial change in Grant Park’s future performance relative to past results.

Options are volatile and inherently leveraged, and sharp movements in prices could cause Grant Park to incur large losses.

Grant Park may use options on commodity interests to generate premium income or speculative gains.  Options involve risks similar to other commodity interests, in that options are subject to sudden price movements and are highly leveraged in that payment of a relatively small purchase price, called a premium, gives the buyer the right to acquire an underlying commodity interest that may have a face value greater than the premium paid.  The buyer of an option risks losing the entire purchase price of the option.  The writer, or seller, of an option risks losing the difference between the purchase price received for the option and the price of the commodity interest underlying the option that the writer must purchase or deliver upon exercise of the option.  There is no limit on the potential loss.  Specific market movements of the commodity interests underlying options cannot accurately be predicted.

OTC transactions may be subject to the risk of counterparty default, which could cause substantial losses.

Grant Park  faces the risk of non-performance by the counterparties to OTC derivatives contracts.  Unlike transactions in futures contracts, the counterparty to an OTC derivatives contract is generally a single bank or other financial institution, rather than a centralized clearing house.  As a result, there is significant counterparty credit risk in these transactions.  Such credit risk may take the form of a payment default by a counterparty or the filing of bankruptcy, insolvency or similar action by a counterparty.  Counterparty risk has intensified in the last few years, as evidenced by the failure of Bear Stearns, the bankruptcy of Lehman Brothers and MF Global Holdings Ltd., and the federal bail-out of AIG.  The risk of a counterparty default is substantial and could cause significant losses to Grant Park in the event that such a default were to occur.

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

The prices of forex contracts can be highly volatile and the risk of loss in forex trading can be substantial.  Forex transactions are not traded on an exchange and the funds deposited with the counterparty in a forex transaction will not receive the same protections as funds used to margin or guarantee exchange-traded derivatives.  If the counterparty becomes insolvent and a client has a claim for amounts deposited or profits earned on transactions with the counterparty, the client’s claim may not receive a priority.  Without a priority, the client is a general creditor and the client’s claim will be paid, along with the claims of other general creditors, from any monies still available after priority claims are paid.  Even customer funds that the counterparty keeps from its own operating funds may not be safe from the claims of other general and priority claims.  Also, the high degree of leverage that is often obtainable in forex trading can work against clients as well as for clients.  The use of leverage can lead to large losses as well as gains, including losses in excess of the amount invested.  Because forex transactions do not occur on an exchange and such contracts may be illiquid, it may be difficult or costly to execute a transaction, and the prices of forex contracts may thus be volatile.

Certain of Grant Park’s investments are or could be illiquid, which may increase the risk of loss.

Grant Park may not always be able to liquidate its commodity interest positions at the desired price, particularly with respect to its OTC derivatives.  In particular, it may be difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market.  A market disruption, such as the financial market turmoil of 2007 — 2009, or a foreign government taking political actions that disrupt the market in its currency or in a major export, can also make it difficult and costly to liquidate a position.  Alternatively, limits imposed by futures exchanges or other regulatory organizations, such as speculative position limits and daily price fluctuation limits, may contribute to a lack of liquidity with respect to some commodity interests.  Moreover, in the OTC derivatives markets, liquidation may only occur upon contract maturation or when the contract is assigned to another party, which is likely to present additional costs.

Unexpected market illiquidity may cause substantial losses to investors at any time or from time to time.  The large face value of the positions that the trading advisors acquire for Grant Park increases the risk of illiquidity by both making its positions more difficult to liquidate at favorable prices and increasing the losses incurred while trying to do so.  See “Quantitative and Qualitative Disclosures About Market Risk.”

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

A substantial portion of Grant Park’s trades have in the past and are expected in the future to continue to take place on markets or exchanges outside of the United States.  There is no limit to the amount of Grant Park assets that may be committed to trading on non-U.S. markets, and historically, as much as approximately 30% to 60% of Grant Park’s overall market exposure has involved positions taken on non-U.S. markets.  The risk of loss in trading non-U.S. commodity interests contracts can be substantial.  Participation in non-U.S. commodity interests involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade.  Some of these non-U.S. markets, in contrast to U.S. markets, are so-called principals’ markets in which performance is the responsibility only of the individual counterparty with whom the trader has entered into a commodity interest transaction, not of the exchange or clearing house.  In these kinds of markets, Grant Park will be subject to the risk of bankruptcy, insolvency, government intervention, payment failure or other failures or refusals to perform by the counterparty.

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

Several countries have imposed limitations or complete prohibitions on selected types of trading strategies, making such trading either increasingly difficult or impossible.  Any continuing regulatory limitations on selected trading strategies which result as a response to market disruptions could have a materially adverse impact on Grant Park’s ability to implement certain trading methods or allocate to trading advisors who employ such methods.  Although, to date, none of the aforementioned risks have impacted Grant Park, it is impossible to predict what impact such disruptions and interventions, if they occur, might have on Grant Park’s future efforts.

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

Trend following and pattern recognition trading may not be profitable without significant, sustained price moves in some of the markets traded or in markets in which a potential price trend may start to develop but reverses before an actual trend is realized.

Grant Park is a multiple-manager fund which employs several trading advisors, all employing proprietary, systematic trend following and pattern recognition systems in various forms.  Grant Park’s trading advisors aim to exploit the tendency of markets to either trend or exhibit repeated patterns over time through the use of their proprietary systematic trading systems.  These systems are strictly adhered to in all market scenarios.  Since trend following is a reactive trading strategy rather than a predictive one, positions are entered into or exited from in reaction to price movement; there is no prediction of future price.  Pattern recognition looks to predict price movement based on historic repeatable price patterns.  If the trend or patterns are not confirmed, the position will be exited.  However, if the trend or patterns are confirmed, positions may be increased depending on the momentum of the trend.  Trends or patterns are not generally discovered until they are well established and not exited from until they are over.  Because we do not know which markets will trend or when the trend will begin or whether patterns will reoccur, the mechanisms are there to identify and capture the developing trends or patterns as they occur.  Grant Park believes that it is this willingness to allow a trend or pattern to run its course and eventually reverse that can lead to gains in any particular market.

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

There has been a dramatic increase over the past quarter century in the amount of assets managed by systematic and technical trading systems like that of the trading advisors.  Assets in managed futures, for example, have grown from approximately $300 million in 1980 to over $320 billion in September  2011.  This means increased trading competition among a larger number of market participants for transactions at favorable prices, which could operate to the detriment of Grant Park by preventing Grant Park from affecting transactions at its desired price.  It may become more difficult for Grant Park to implement its trading strategy if other commodity trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate commodity interest positions.

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

In general, none of the trading advisors intends to limit the amount of additional equity of Grant Park that it may manage, and each will continue to seek major new accounts.  The more equity a trading advisor manages, the more difficult it may be for it to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance and of managing risk associated with larger positions.  However, in the future certain trading advisors may limit the amount of additional assets that they manage.  Accordingly, future increases in equity under management may require a trading advisor to modify its trading decisions for Grant Park or may cause the general partner to add additional trading advisors, either of which could have a detrimental effect on your investment.

The use of multiple trading advisors may result in offsetting or opposing trading positions and may also require one trading advisor to fund the margin requirements of another trading advisor.

The use of multiple trading advisors may result in developments or positions that adversely affect Grant Park’s net asset value.  For example, because the trading advisors will be acting independently, Grant Park could buy and sell the same futures contract, thereby incurring additional expenses but with no net change in its holdings and offsetting any potential for profit from these positions.  The trading advisors also may compete, from time to time, for the same trades or other transactions, increasing the cost to Grant Park of making trades or transactions or causing some of them to be foregone altogether.  Moreover, even though each trading advisor’s margin requirements ordinarily will be met from that trading advisor’s allocated net assets, one trading advisor may incur losses of such magnitude that Grant Park is unable to meet margin calls from the allocated net assets of that trading advisor.  In this event, Grant Park’s clearing brokers may require liquidations and contributions from the allocated net assets of another trading advisor.

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

Each trading advisor manages other accounts, including its own accounts.  A trading advisor may vary the trading strategies applicable to Grant Park from those used for its other managed accounts, or its other managed accounts may impose a different cost structure than that of the classes of Grant Park’s units for which it trades.  Consequently, the results any trading advisor achieves for Grant Park may not be similar to those achieved for other accounts managed by the trading advisor or its affiliates at the same time.  Moreover, it is possible that those other accounts managed by the trading advisor or its affiliates may compete with Grant Park for the same or similar positions in the commodity interest markets and that those other accounts may make trades at better prices than Grant Park.

A trading advisor may also have a financial incentive to favor other accounts because the compensation received from those other accounts exceeds, or may in the future exceed, the compensation that it receives from Grant Park.  Because records with respect to other accounts are not accessible to investors of Grant Park, investors will not be able to determine if any trading advisor is favoring other accounts.

Portfolio turnover may be high, which could result in higher brokerage commissions and transaction fees and expenses.

Each trading advisor will make certain trading decisions on the basis of short-term market considerations.  The portfolio turnover rate may be substantial at times, either due to such decisions or to “whip-saw” market conditions, and could result in Grant Park incurring substantial brokerage commissions and other transaction fees and expenses.

Grant Park’s positions may be concentrated from time to time, which may render Grant Park susceptible to larger losses than if the fund were more diversified.

One or more of the trading advisors may from time to time cause Grant Park to hold a few, relatively large positions in relation to its assets.  Consequently, a loss in any such position could result in a proportionately greater loss to Grant Park than if the fund’s assets had been spread among a wider number of instruments.

Operating Risks

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

There is no, and is not likely to be a, secondary market for the units.  While the units have redemption rights, there are restrictions.  For example, investors are prohibited from redeeming units for three months following the subscription for such units.  Global 3 Class units that are redeemed after the three-month lock-up period, but before the one-year anniversary of the subscription for the units, will be subject to an early redemption fee of up to 1.5% of the net asset value at which such units are redeemed.  Additionally, redemptions can occur only monthly.  Transfers of units are permitted only with the prior written consent of the general partner, provided that conditions specified in the limited partnership agreement are satisfied.  Such restrictions may prevent you from redeeming or transferring your units when you desire to do so.  In the event that Grant Park is subject to rapid and substantial losses, the inability to immediately redeem or transfer your units may increase your risk of loss.

Grant Park may incur higher fees and expenses upon renewing existing or entering into new contractual relationships.

The clearing arrangements between the clearing brokers and Grant Park generally are terminable by the clearing brokers once the clearing broker has given Grant Park notice.  Upon termination, the general partner may be required to renegotiate or make other arrangements for obtaining similar services if Grant Park intends to continue trading in commodity interest contracts at its present level of capacity.  The services of Grant Park’s current clearing brokers or an additional or substitute clearing broker may not be available, or even if available, these services may not be available on terms as favorable as those of the expired or terminated clearing arrangements.

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

The general partner manages the affairs of Grant Park.  You will only have limited voting rights with respect to Grant Park’s affairs, which rights will not permit you to participate in the management or control of Grant Park or the conduct of its business.  You must therefore rely upon the fiduciary responsibility and judgment of the general partner to manage Grant Park’s affairs in the best interests of the limited partners.

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

Mr. Kavanagh, who indirectly controls and is president of the general partner, has a conflict of interest with Grant Park, because an entity controlled by him occasionally receives from R.J. O’Brien & Associates, LLC, one of Grant Park’s clearing brokers, compensation for trades introduced to and cleared through R.J. O’Brien.  This compensation is unrelated to the trading activities of Grant Park.  He therefore may have a disincentive to cause the general partner to terminate or replace R.J. O’Brien even if such replacement is in Grant Park’s best interest.

An affiliate of one of Grant Park’s clearing broker, UBS Securities, also serves as one of Grant Park’s selling agents. As a result, the general partner may be inclined not to replace or terminate UBS Securities as clearing broker if it believes that this will adversely affect UBS’ efforts as selling agent.  UBS’ dual roles may also give rise to a conflict in that as a selling agent it may have a disincentive to advise potential investors against investing in Grant Park or to advise existing investors to redeem their units, in either case in the best interests of the investors, because to do so would reduce Grant Park’s assets and in turn the compensation paid to UBS Securities as clearing broker.

The general partner, the trading advisors and their respective principals, all of which are engaged in other investment activities, are not required to devote substantially all of their time to Grant Park’s business, which also presents the potential for numerous conflicts of interest with Grant Park.  In the case of the trading advisors, for example, it is possible that other accounts managed by a trading advisor or its affiliates may compete with Grant Park for the same or similar trading positions, which may cause Grant Park to obtain prices that are less favorable than those obtained for the other accounts.  The trading advisors may also take positions in their proprietary accounts that are opposite to or ahead of Grant Park’s account.  Trading ahead presents a conflict because the trade executed first may receive a more favorable price than the later trade.

As a result of these and other relationships, parties involved with Grant Park may have a financial incentive to act in a manner other than in the best interests of Grant Park and its limited partners.  The general partner has not established, and has no plans to establish, any formal procedures to resolve these and other conflicts of interest.  Consequently, there is no independent control over how the general partner will resolve these conflicts on which investors can rely in ensuring that Grant Park is treated equitably, except that the general partner will resolve each conflict in light of its fiduciary responsibility for the safekeeping and use of all funds and assets of Grant Park.

Certain of Grant Park’s investments may have no readily available market value, and there is a risk that the value attributed to such investments will not be realized upon disposition.

The general partner will determine the fair market value of Grant Park’s investments if a readily available market value does not exist.  The value determined by the general partner may not necessarily reflect the liquidation value of such investments.  Accordingly, if Grant Park is required to liquidate any such investment in order to meet redemption requests or margin calls, there is no assurance that the fair market value, as determined by the general partner, or any other value attributed to the investment, will be realized upon disposition.  Thus, if you redeem your units at a time when Grant Park holds such investments, the redemption proceeds you receive will depend on the value of Grant Park’s investments as determined by the general partner.  In valuing Grant Park’s assets, the general partner may rely on valuations and other reports received from third parties, including advisors to Grant Park.  The general partner is not responsible for verifying the accuracy of such reports.  In no event will the general partner incur any liability for any determination made, or other action taken or omitted, in good faith.  All determinations of values by the general partner will be final and conclusive as to all limited partners.

The failure or bankruptcy of one of Grant Park’s clearing brokers could result in a substantial loss of Grant Park’s assets.

Under CFTC regulations, a clearing broker is required to maintain customers’ assets in a bulk segregated account.  If a clearing broker fails to do so, or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of loss of their funds in the event of that clearing broker’s bankruptcy.  In that event, the clearing broker’s customers, such as Grant Park, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers.  Although the general partner believes it only utilizes well capitalized, major financial institutions as clearing brokers and foreign currency counterparties, there can be no assurances that even a well capitalized, major institution will not become bankrupt.  Recent events have demonstrated that even major financial institutions can and do fail.  Grant Park also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which commodity interest contracts are traded.

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

Grant Park has multiple classes which present the possible risk of contagion between them.

Although Grant Park has several classes which allocate assets differently among trading advisors, Grant Park is a single legal entity.  Limited partners invested in one or more classes may be compelled to bear the liabilities incurred in respect of another class which such limited partners do not themselves own if there are insufficient assets in that other class to satisfy those liabilities.  Accordingly, there is a risk that liabilities of one class may not be limited to that particular class and may be required to be paid out of one or more other classes.  Moreover, in a bankruptcy or insolvency proceeding, Grant Park’s assets may be aggregated without regard to class.  In addition, third party service providers who provide services to one or more class, and/or other creditors of one or more class, may have valid claims against the class to which they have provided services, or against the fund as a whole without regard to class.

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

The general partner may terminate, replace and/or add trading advisors in its sole discretion and the trading advisors or their trading strategies may not continually serve Grant Park, which may have an adverse effect on Grant Park’s net asset value.

The general partner may terminate, substitute or retain trading advisors on behalf of Grant Park in its sole discretion.  Moreover, it is possible that any trading advisor will exercise its rights to terminate the advisory agreement with Grant Park under certain conditions or the advisory agreement with any trading advisor, once it expires, will not be renewed on the same terms as the current advisory agreement for that trading advisor.  The addition of a new trading advisor and/or the removal of one or more of the current trading advisors may cause disruptions in Grant Park’s trading as assets are reallocated and new trading advisors transition over to Grant Park, which may have an adverse effect on the net asset value of Grant Park.

The general partner’s allocation of the assets of each class of Grant Park among trading advisors may result in less than optimal performance by Grant Park.

The general partner may reallocate assets among the trading advisors upon termination of a trading advisor, retention of a new trading advisor or at the commencement of any month.  Consequently, the net assets of Grant Park may be apportioned among the trading advisors in a different manner than the current apportionment.  The general partner’s allocation of assets will directly affect the profitability of Grant Park’s trading, possibly in an adverse manner.  For example, a trading advisor may experience a high rate of return but may be managing only a small percentage of Grant Park’s net assets.  In this case, the trading advisor’s performance could have a minimal effect on the net asset value of Grant Park. Furthermore, adding, terminating or replacing trading advisors cannot provide any assurance that Grant Park will succeed.

Third parties may infringe or otherwise violate a trading advisor’s intellectual property rights or assert that a trading advisor has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.

Third parties may obtain and use a trading advisor’s intellectual property or technology, including its trade secrets and trading program software, without permission.  Any unauthorized use or misappropriation of a trading advisor’s proprietary trade secrets, software and other technology could adversely affect its competitive advantage.  Proprietary software and other technology are becoming increasingly easy to duplicate, particularly as employees with proprietary knowledge leave the owner or licensed user of that software or other technology.  Each trading advisor may have difficulty monitoring unauthorized uses of its proprietary software and other technology.  The precautions it has taken may not prevent misappropriation or infringement of its proprietary software and other technology.  Also, third parties may independently develop proprietary software and other technology similar to that of a trading advisor or claim that the trading advisor has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights.  As a result, a trading advisor may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid.  Any litigation of this type, even if the trading advisor is successful and regardless of the merits, may result in significant costs, divert its resources from Grant Park, or require it to change its proprietary software and other technology or enter into royalty or licensing agreements.

The success of Grant Park depends on the ability of each of the trading advisors’ personnel to accurately implement their trading systems, and any failure to do so could subject Grant Park to losses.

The trading advisors’ computerized trading systems rely on the trading advisors’ personnel to accurately process the systems’ outputs and execute the transactions called for by the systems.  In addition, each trading advisor relies on its staff to properly operate and maintain its computer and communications systems upon which the trading systems rely.  Execution and operation of each trading advisor’s systems is therefore subject to human errors.  Any failure, inaccuracy or delay in implementing any of the trading advisors’ systems and executing Grant Park’s transactions could impair its ability to identify profit opportunities and benefit from them.  It could also result in decisions to undertake transactions based on inaccurate or incomplete information.  This could cause substantial losses.

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

Each trading advisor’s trading activities, including its risk management, depends on the integrity and performance of the computer and communications systems supporting it.  Extraordinary transaction volume, hardware or software failure, cyber attack, power or telecommunications failure, a natural disaster or other catastrophe could cause any trading advisor’s computer systems to operate at an unacceptably slow speed or even fail.  Any significant degradation or failure of the systems that a trading advisor uses to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities may result in substantial losses on transactions, liability to other parties, lost profit opportunities, damages to the trading advisors’, the general partner’s and Grant Park’s reputations, increased operational expenses and diversion of technical resources.

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

Each trading advisor depends on the proper and timely function of complex computer and communications systems maintained and operated by the futures exchanges, brokers and other data providers that the trading advisor uses to conduct its trading activities.  Failure or inadequate performance of any of these systems could adversely affect the trading advisor’s ability to complete transactions, including its ability to enter new orders, execute existing orders, modify or cancel orders that were previously entered or close out positions, and result in lost profit opportunities and significant losses on commodity interest transactions.  This could have a material adverse effect on revenues and materially reduce Grant Park’s available capital.  For example, unavailability of price quotations from third parties may make it difficult or impossible for a trading advisor to use its proprietary software that it relies upon to conduct its trading activities.  Unavailability of records from brokerage firms can make it difficult or impossible for the trading advisor to accurately determine which transactions have been executed or the details, including price and time, of any transaction executed.  This unavailability of information also may make it difficult or impossible for the trading advisor to reconcile its records of transactions with those of another party or to accomplish settlement of executed transactions.

Trading in commodities, including, OTC transactions may be subject to substantially changing regulatory requirements, which may significantly and adversely affect Grant Park.

A portion of Grant Park’s assets may be used to trade OTC derivatives, such as forwards, swaps, and OTC option contracts on foreign currencies or other commodities or underlyings.  OTC derivatives are typically traded on a principal-to-principal basis through relatively opaque dealer markets that are dominated by major money center and investment banks and other institutions.  OTC derivatives have historically not been subject to regulation under the Commodity Exchange Act, and thus were not subject to the jurisdiction of the CFTC.  With respect to OTC derivatives, Grant Park has not previously received the protection of the Commodity Exchange Act or the CFTC in connection with this trading activity.  As a result of changes to the Commodity Exchange Act brought about by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the CFTC has been charged with responsibility to enact rules to regulate the OTC swaps marketplace.  The CFTC has identified 32 areas where it believes such rules will be necessary and is currently engaged in the rule-writing process for them.

The Dodd-Frank Act provides the CFTC and the SEC with jurisdiction and regulatory authority to establish a comprehensive registration and regulatory structure affecting dealers and other major market participants in swaps, authorizes the CFTC to subject swap dealers to capital and margin requirements and require swap dealers to meet certain business conduct standards and recordkeeping and reporting requirements.  Standardized derivatives will be required to be traded on regulated exchanges or swap execution facilities.  Although expansion of CFTC jurisdiction to include certain OTC swap transactions may provide Grant Park with potential protections it did not have previously, such rules may also limit or prevent Grant Park from engaging in certain OTC swap transactions.  Such potential reduction in eligible investments could limit Grant Park’s profit potential or increase the risk of loss to which Grant Park is subject.  Because such rules are still in preparation, the general partner cannot estimate what effect, if any, such rules may have on Grant Park’s performance or trading activities.

Also, largely in light of market turmoil experienced over the past few years, the Treasury Department, the CFTC, and the SEC, among others, have considered or are considering numerous additional regulatory actions that could affect the commodities markets.  These provisions, or any other aspects of current proposed regulatory or legislative changes to laws applicable to commodity interest transactions, including but not limited to: imposing speculative position limits; abolishing preemption with respect to the regulation of commodity interests; or altering the current tax treatment, if enacted or adopted, may impact the profitability of the trading advisors’ activities or change certain of Grant Park’s business practices, and could expose it to additional costs, including increased compliance costs.

Grant Park is subject to risk associated with position limits that could adversely affect Grant Park’s operations and profitability.

In October 2011, the CFTC adopted final regulations pursuant to the Dodd-Frank Act that impose position limits on 28 physical commodity futures and options contracts and on physical commodity swaps that are economically equivalent to such contracts.  The contracts include certain agricultural, metals and energy commodities.  Although Grant Park does not currently anticipate these limits will affect Grant Park’s ability to trade, it is possible that the imposition of such limits may in the future have such an effect if the amount of assets Grant Park trades in these instruments increases.  If positions in Grant Park were to approach the level of a particular speculative position limit, such limit could cause a modification of certain trading advisors’ investment decisions for Grant Park or force liquidation of certain futures positions.

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

ITEM 1B.                                  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                           PROPERTIES

Grant Park does not own or use any physical properties in the conduct of its business.  Its assets currently consist of U.S. and international futures and forward contracts and other interests in commodities, including options contracts on futures, forwards and commodities, spot contracts and security futures contracts.  Grant Park’s main office is located at 626 West Jackson Boulevard, Suite 600, Chicago, Illinois 60661.  Grant Park does not have any employees.

ITEM 3.                                           LEGAL PROCEEDINGS

Grant Park is not a party to any pending material legal proceedings.

ITEM 4.                                           MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for any of Grant Park’s units.  All units may be transferred or redeemed subject to the conditions imposed by Grant Park’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”).  As of January 31, 2012 there were 305 Class A unit holders, 15,916 Class B unit holders, 186 Legacy 1 Class unit holders, 426 Legacy 2 Class unit holders, 404 Global 1 Class unit holders, 776 Global 2 Class unit holders, 7,242 Global 3 Class unit holders, and 33,845.50 Class A units, 406,865.75 Class B units, 6,249.52 Legacy 1 Class units, 17,278.03 Legacy 2 Class units, 15,159.84 Global 1 Class units, 32,130.62 Global 2 Class units and 279,931.09 Global 3 Class units outstanding.

Dearborn Capital Management, L.L.C. has sole discretion in determining what distributions, if any, Grant Park will make to its unit holders.  Grant Park has not made any distributions as of the date hereof.  The general partner does not intend to make any distributions of Grant Park’s assets.

Class A and Class B units are no longer being offered.  Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. Sales of the Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class, units during the fourth quarter 2011 were as follows:

Units	October	November	December
Legacy 1 Class Units
Units sold	10.46	10.93	65.43
Net asset value	$956.12	$914.59	$910.91
Legacy 2 Class Units
Units sold	505.04	198.17	36.59
Net asset value	$947.45	$905.79	$901.95
Global 1 Class Units
Units sold	514.23	112.85	80.52
Net asset value	$913.98	$877.29	$873.84
Global 2 Class Units
Units sold	1,245.28	428.98	603.41
Net asset value	$906.06	$869.51	$865.91
Global 3 Class Units
Units sold	9,212.18	6,577.98	5,341.57
Net asset value	$864.23	$828.15	$823.51

The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Issuer Purchases of Equity Securities

The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended December 31, 2011.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)
10/01/11 through 10/31/11	1,337.85	$1,303.88	5,686.00	$1,107.07	47.36	$914.59	152.80	$905.79	123.28	$877.29	135.77	$869.51	2,528.39	$828.15	10,011.45		(2)
11/01/11 through 11/30/11	1,201.32	$1,296.47	9,971.14	$1,100.24	31.96	$910.91	340.31	$901.95	139.52	$873.84	565.51	$865.91	6,195.55	$823.51	18,445.31		(2)
12/01/11 through 12/31/11	2,212.51	$1,295.84	17,604.19	$1,099.04	152.74	$912.23	682.33	$903.06	639.84	$874.34	861.08	$866.22	7,857.33	$822.60	30,010.02		(2)
Total	4,751.68	$1,298.26	33,261.33	$1,100.77	232.06	$912.53	1,175.44	$903.09	902.64	$874.67	1,562.36	$866.39	16,581.27	$823.79	58,466.78		(2)

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

(2)                   Not determinable.

ITEM 6.                        SELECTED FINANCIAL DATA

The following selected consolidated financial data of Grant Park as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 is derived from the consolidated financial statements that have been audited by McGladrey & Pullen, LLP, Grant Park’s independent registered public accountant.  This financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and with Grant Park’s consolidated financial statements and the notes thereto, included elsewhere in this Annual Report on Form 10-K.  Results from past periods are not necessarily indicative of results that may be expected for any future period.

	As of and For the Year Ended December 31,
	2011	2010	2009	2008	2007
Total assets	$838,789,473	$926,818,164	$857,602,108	$684,995,026	$467,212,443
Total partners’ capital	798,842,191	891,912,770	831,270,498	643,595,209	455,685,796
Net gains (losses) from trading	(65,416,133)	95,986,575	(29,071,663)	127,520,875	57,385,145
Income allocated from Dearborn Select Master Fund, SPC — Winton Segregated Portfolio	—	—	—	16,714,939	9,417,448
Loss allocated from GP 1, LLC*	—	—	(2,740,621)	—	—
Dividend and interest income	3,139,171	4,324,858	6,395,208	12,681,834	17,475,172
Total expenses	63,220,582	69,789,098	61,253,534	60,900,881	33,855,319
Net income (loss)	(125,497,544)	30,522,335	(86,670,610)	96,016,767	50,422,446
Net income (loss) per General Partner & Limited Partner:
Class A Unit	(192.82)	63.46	(145.00)	263.77	148.80
Class B Unit	(171.82)	46.51	(134.12)	223.70	125.29
Legacy 1 Class Unit**	(112.69)	58.80	(33.88)	N/A	N/A
Legacy 2 Class Unit**	(116.73)	55.25	(35.46)	N/A	N/A
Global 1 Class Unit**	(110.04)	27.56	(43.18)	N/A	N/A
Global 2 Class Unit**	(111.79)	24.41	(46.40)	N/A	N/A
Global 3 Class Unit**	(123.42)	6.38	(60.36)	N/A	N/A
Increase (decrease) in net asset value per General Partner & Limited Partner:
Class A Unit	(192.82)	63.46	(145.00)	260.73	146.87
Class B Unit	(171.82)	46.51	(134.12)	215.79	120.26
Legacy 1 Class Unit**	(112.69)	58.80	(33.88)	N/A	N/A
Legacy 2 Class Unit**	(116.73)	55.25	(35.46)	N/A	N/A
Global 1 Class Unit**	(110.04)	27.56	(43.18)	N/A	N/A
Global 2 Class Unit**	(111.79)	24.41	(46.40)	N/A	N/A
Global 3 Class Unit**	(123.42)	6.38	(60.36)	N/A	N/A

The financial results are based on weighted average number of units outstanding during the period.

* Loss allocated from GP 1, LLC is only for first quarter of 2009.

** Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units began trading on April 1, 2009.

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents Grant Park’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2011 and 2010, which is unaudited.  However, in the opinion of Grant Park, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been made.  Interim results are subject to significant seasonal variations and are not indicative of the results of operations to be expected for a full fiscal year.

	1st Quarter 2011	2nd Quarter 2011	3rd Quarter 2011	4th Quarter 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gains (losses) from trading	$6,729,131	$(53,302,184)	$13,223,156	$(32,066,236)
Net income (loss)	(8,878,357)	(67,207,744)	(4,214,589)	(45,196,854)
Net income (loss) per General Partner & Limited Partner and increase (decrease) in net asset value per General Partner & Limited Partner:
Class A Unit**	(11.92)	(104.32)	(6.90)	(69.68)
Class B Unit**	(12.21)	(90.84)	(7.76)	(61.01)
Legacy 1 Class Unit**	(2.42)	(66.98)	0.60	(43.89)
Legacy 2 Class Unit**	(3.21)	(67.63)	(1.50)	(44.39)
Global 1 Class Unit**	(6.28)	(68.08)	3.96	(39.64)
Global 2 Class Unit**	(6.84)	(68.39)	3.28	(39.84)
Global 3 Class Unit**	(11.31)	(69.71)	(0.77)	(41.63)
Net asset value per General Partner & Limited Partner:
Class A Unit	1,476.74	1,372.42	1,365.52	1,295.84
Class B Unit	1,258.65	1,167.81	1,160.05	1,099.04
Legacy 1 Class Unit	1,022.50	955.52	956.12	912.23
Legacy 2 Class Unit	1,016.58	948.95	947.45	903.06
Global 1 Class Unit	978.10	910.02	913.98	874.34
Global 2 Class Unit	971.17	902.78	906.06	866.22
Global 3 Class Unit	934.71	865.00	864.23	822.60

** Net income (loss) per General Partner and Limited Partner is based on weighted average number of units outstanding during the period.

	1st Quarter 2010	2nd Quarter 2010	3rd Quarter 2010	4th Quarter 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gains (losses) from trading	$(18,955,723)	$(4,825,945)	$46,966,833	$72,801,410
Net income (loss)	(31,589,409)	(18,428,019)	30,848,206	49,691,557
Net income (loss) per General Partner & Limited Partner and increase (decrease) in net asset value per General Partner & Limited Partner:
Class A Unit**	(51.12)	(31.74)	58.30	88.02
Class B Unit**	(45.84)	(29.09)	48.19	73.25
Legacy 1 Class Unit**	(30.46)	(17.28)	42.29	64.25
Legacy 2 Class Unit**	(30.98)	(17.91)	41.19	62.95
Global 1 Class Unit**	(35.84)	(4.03)	19.31	48.12
Global 2 Class Unit**	(36.93)	(4.41)	18.66	47.09
Global 3 Class Unit**	(40.43)	(8.81)	14.11	41.51
Net asset value per General Partner & Limited Partner:
Class A Unit	1,374.08	1,342.34	1,400.64	1,488.66
Class B Unit	1,178.51	1,149.42	1,197.61	1,270.86
Legacy 1 Class Unit	935.66	918.38	960.67	1,024.92
Legacy 2 Class Unit	933.56	915.65	956.84	1,019.79
Global 1 Class Unit	920.98	916.95	936.26	984.38
Global 2 Class Unit	916.67	912.26	930.92	978.01
Global 3 Class Unit	899.21	890.40	904.51	946.02

**    Net income (loss) per General Partner and Limited Partner is based on weighted average number of units outstanding during the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Grant Park is a multi-advisor commodity pool organized to pool assets of its investors for the purpose of trading in the U.S. and international spot and derivatives markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities and underliers.  Grant Park has been in continuous operation since it commenced trading on January 1, 1989.  Grant Park’s general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C., an Illinois limited liability company.  The manager of Dearborn Capital Management, L.L.C. is David M. Kavanagh, its President.

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

There were no assets allocated to GP 6 and GP 11 as of December 31, 2011.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors retained by the general partner.  Rabar, EMC, ETC, Winton, Welton, Global Advisors, Transtrend, QIM, Sunrise and Amplitude, Alder and Denali, serve as Grant Park’s commodity trading advisors.  Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of January 31, 2012, the general partner allocated Grant Park’s net assets through the respective Trading Companies among its core trading advisors Amplitude and Winton and non-core trading advisors Rabar, EMC, ETC, Welton, Global Advisors, Transtrend, QIM, Sunrise, Alder and Denali.  No more than 20% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor.  The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of December 31, 2011:

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

Critical Accounting Policies

Grant Park’s most significant accounting policy is the valuation of its assets invested in U.S. and international futures and forward contracts, options contracts, other interests in commodities, and fixed income products.  The majority of these investments are exchange-traded contracts, valued based upon exchange settlement prices.  The remainder of its investments are non-exchange-traded contracts with valuation of those investments based on third-party quoted dealer values on the Interbank market and fixed income products including U.S. Government-sponsored enterprises and commercial paper, which are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market.  With the valuation of the investments easily obtained, there is generally little or no judgment or uncertainty involved in the valuation of investments, and accordingly, it is unlikely that materially different amounts would be reported under different conditions using different but reasonably plausible assumptions.

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

Valuation of Financial Instruments

Grant Park follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures.  FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Grant Park records all investments at fair value in the financial statements.  Changes in fair value from the prior period are recorded as unrealized gain or losses and are reported in the consolidated statement of operations.  Fair value of exchange-traded futures contracts and options on futures contracts are based upon exchange settlement prices.  Equity securities, equity options and exchange-traded funds are recorded at fair value based on quoted market prices, which is generally the exchange settlement price.  U.S. Government securities, securities of U.S. Government-sponsored enterprises and commercial paper are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market.   Grant Park values bank deposits at face value plus accrued interest, which approximates fair value.  Grant Park values forward contracts based on third-party quoted dealer values on the Interbank market.

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the years ended December 31, 2011, 2010 and 2009 are set forth in the table below:

	2011	2010	2009
Total return — Class A units	(13.0)%	4.5%	(9.2)%
Total return — Class B units	(13.5)%	3.8%	(9.9)%
Total return — Legacy 1 Class units*	(11.0)%	6.1%	(3.4)%
Total return — Legacy 2 Class units*	(11.5)%	5.7%	(3.6)%
Total return — Global 1 Class units*	(11.2)%	2.9%	(4.3)%
Total return — Global 2 Class units*	(11.4)%	2.6%	(4.6)%
Total return — Global 3 Class units*	(13.1)%	0.7%	(6.0)%

*Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units began trading April 1, 2009, and accordingly, the 2009 total return represents the return from April 1, 2009 through December 31, 2009.

Grant Park’s total net asset value at December 31, 2011, 2010 and 2009 was $798.8 million, $891.9 million and $831.3 million, respectively.  Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector for each of the years ended December 31, 2011, 2010 and 2009.

	% Gain (Loss)
	Year Ended December 31,
Sector	2011	2010	2009
Agriculturals	—%	—%	—%
Currencies	(4.2)	3.0	(0.7)
Energy	(0.6)	(2.5)	(3.2)
Interest rates	7.3	8.0	(4.1)
Meats	0.2	—	—
Metals	(0.5)	2.5	2.5
Soft commodities	(2.9)	4.3	(0.1)
Stock indices	(5.1)	(1.9)	3.6
Total	(5.8)%	13.4%	(2.0)%

Year ended December 31, 2011

The start of 2011 was met with newly found hopes European officials were getting close to a resolution to the ongoing instability of the Eurozone sovereign debt markets.  Reports early in the quarter stating key French and German officials were nearing an agreement served as a bullish driver for global investor sentiment.  The boost in sentiment weighed heavily on safe-haven demand driving fixed-income prices lower against Grant Park’s long positions, resulting in losses.  Grant Park’s long base metals positions also endured setbacks, driven lower by weak industrial demand forecasts amid the ailing global economy and the effects of the devastating Japanese earthquake in March.  The effects of the Japanese earthquake were also felt in the equity markets, driving the Japanese Nikkei 225 down in excess of 10% against Grant Park’s long positions.  In the energy markets, civil unrest in the Middle East, namely Libya, buoyed crude oil prices due to concerns of supply disruptions.  The fund’s long crude oil positions earned profits as crude rallied nearly 17% in the first quarter.

Steadily declining investor confidence regarding the global economy led to losses in the equities portion of Grant Park’s portfolio in the second quarter.  With long equity positions in place, the portfolio registered losses as China’s decision to raise borrowing rates and rising U.S. unemployment caused investors to liquidate equity positions causing downward price pressure.  The portfolio’s long euro and Swiss franc positions profited early in the quarter as poor economic data in the U.S. supported beliefs U.S. economic tightening would lag foreign nations, driving the dollar lower.  In June, the same markets quickly moved against Grant Park as an upward revision to the U.S. trade deficit and renewed fears regarding a Greek debt collapse sent the euro lower.  Long gold positions finished the quarter slightly down as investors liquidated dollar-hedging gold positions due to dollar strength.  U.S. grains markets rose sharply alongside positions in April because poor weather conditions in the U.S. kept farmers out of their fields and delayed plantings.  Despite early quarter-gains the portfolio’s long grains positions finished the quarter down as easing U.S. weather and the lifting of a Russian grains export ban pushed prices downward.

Long positions in the European currency markets did not bode well for Grant Park in the third quarter.  The inability of European officials to agree on a new plan to restructure Greek debt caused the euro to fall against Grant Park’s long positions early in the quarter.  In September, as Grant Park shifted its exposure to the short side of the euro, it was again met with losses as the euro strengthened due to comments from the European Central Banks stating they were considering buying Spanish Italian and Spanish debt.  The lack of bullish fundamentals and weak investor confidence caused investors to liquidate positions in risk-assets and adopt a more risk-averse portfolio in the third quarter.  As a result, equity and industrial metals prices declined sharply against Grant Park’s long positions.   The portfolio was able to offset losses through its long exposure to the fixed income markets.  Long exposure to both the U.S. Treasury and German Bund markets registered gains as investors shifted their focus to lower risk safe-haven debt instruments.  Elevated risk-aversion also led to a steep uptrend in the Swiss franc as investors increased safe-haven holdings.  Grant Park’s long positions were able to profit from the early stages of the Swiss franc’s strengthening, but were met with losses in August following a sharp reversal caused by the Swiss National Bank’s direct intervention to devalue the currency.

The outlook for the global economy took on a more optimistic tone at the onset of the fourth quarter as Eurozone officials announced a new plan to help aid the ailing Greek economy.  On speculation this new plan could prevent a Greek default, investors resumed buying riskier assets driving up prices in the equity and industrial metals markets.  The portfolio experienced setbacks early in the fourth quarter due to its short equity exposure, but was able to partially recoup losses after positions flipped to the long side of the market.  Renewed optimism supported demand for the euro and higher-yielding currencies, resulting in losses for Grant Park’s long U.S. dollar exposure.  Speculators drove up crude oil prices because of stronger industrial demand forecasts supported by a more optimistic global economic outlook.

In response to the bullish market drivers, Grant Park’s positions began to turn in favor of riskier assets.  Going into November and December the portfolio was long the equity, industrial metals, and commodities markets.  As was the case throughout 2011, the portfolio was again met with a sharp reversal in global investor sentiment.  Despite the announcement of a new Greek debt bailout plan early in the quarter, the lack of defined action by Eurozone officials weighed on investor confidence causing a sharp upwards reversal in safe-haven demand.   As a result, Grant Park’s equity positions registered setbacks as investors liquidated share price exposures to invest in safer assets.  Among the bright spots in the portfolio was Grant Park’s short euro and long U.S. Treasury exposure, which made profits due to speculation Standard & Poor’s was considering downgrading the sovereign debt of several European nations.  Grant Park was also able to offset a portion of the portfolio’s losses as long positions in U.S. grains profited from a strong rally caused by supply concerns from South America.

For the year ended December 31, 2011, Grant Park had a negative return of 13.0% for the Class A units, a negative return of 13.5% for the Class B units, a negative return of 11.0% for the Legacy 1 Class units, a negative return of 11.5% for the Legacy 2 Class units, a negative return of 11.2% for the Global 1 Class units, a negative return of 11.4% for the Global 2 Class units, and a negative return of 13.1% for the Global 3 Class units.  On a combined unit basis prior to expenses, approximately 5.8% resulted from trading losses which were offset by approximately 0.3% of interest income.  The trading losses were further increased by approximately 7.7% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park.  An analysis of the 5.8% trading losses by sector is as follows:

Sector	% Gain (Loss)
Agriculturals	—%
Currencies	(4.2)
Energy	(0.6)
Interest rates	7.3
Meats	0.2
Metals	(0.5)
Soft commodities	(2.9)
Stock indices	(5.1)
Total	(5.8)%

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

For the year ended December 31, 2010, Grant Park had a positive return of 4.5% for the Class A units, a positive return of 3.8% for the Class B units, a positive return of 6.1% for the Legacy 1 Class units, a positive return of 5.7% for the Legacy 2 Class units, a positive return of 2.9% for the Global 1 Class units, a positive return of 2.6% for the Global 2 Class units, and a positive return of 0.7% for the

Global 3 Class units.  On a combined basis prior to expenses, Grant Park had trading gains of approximately 13.4% which were further increased by gains of approximately 0.5% from interest income.  These trading gains were offset by approximately 10.5% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park.  An analysis of the 13.4% trading gains by sector is as follows:

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

For the year ended December 31, 2009, Grant Park had a negative return of 9.2% for the Class A units, a negative return of 9.9% for the Class B units, a negative return of 3.4% for the Legacy 1 Class units, a negative return of 3.6% for the Legacy 2 Class units, a negative return of 4.3% for the Global 1 Class units, a negative return of 4.6% for the Global 2 Class units, and a negative return of 6.0% for the

Global 3 Class units.  On a combined basis prior to expenses, Grant Park had trading losses of approximately 2.0% which were offset by gains of approximately 0.8% from interest income.  These losses were further increased by approximately 8.7% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park.  An analysis of the 2.0% trading losses by sector is as follows:

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

Grant Park maintains a portion of its assets at its clearing brokers as well as at Lake Forest Bank & Trust Company.  These assets, which may range from 5% to 35% of Grant Park’s value, are held in cash, U.S. Treasury securities, commercial paper and/or Government-sponsored enterprises.  The balance of Grant Park’s assets, which range from 65% to 95%, are invested in investment grade money market instruments purchased and managed at Middleton Dickinson Capital Management, LLC which are held in a separate, segregated account at State Street Bank and Trust Company.  Violent fluctuations in prevailing interest rates or changes in other economic conditions could cause mark-to-market losses on Grant Park’s cash management income.

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

On October 31, 2011, the Securities Investor Protection Corporation (“SIPC”) initiated bankruptcy proceedings and the liquidation of MF Global Holdings Ltd., the parent of MF Global Inc. (“MF Global”), one of the clearing brokers of Grant Park at this time.  As of November 30, 2011, approximately 1.5%, or $12.4 million, of Grant Park’s assets remained under the control of the MF Global bankruptcy trustee and were held in cash and U.S. Treasury bills in customer segregated or secured accounts.  As disclosed in our Form 8-K filed on November 18, 2011, Grant Park’s general partner, Dearborn Capital Management, L.L.C., (“Dearborn Capital”) voluntarily agreed to provide a one-time reimbursement of an amount up to $3 million for any actual non-trading losses incurred by Grant Park as a direct result of the MF Global bankruptcy and the uncertainty about the timing and value of Grant Park’s assets which remain to be recovered from MF Global.

To mitigate limited partners’ concerns regarding this ongoing process, on December 16, 2011, Dearborn Capital agreed to purchase from Grant Park all of its rights to or interest in any and all property, claims, foreign secured accounts (and value thereof) and customer segregated accounts (and value thereof) held by the MF Global bankruptcy trustee as of that date (“MF Global Claim”) under the terms of a Transfer of Claim Agreement, as amended.  The total MF Global Claim of approximately $12.4 million was purchased by Dearborn Capital for approximately $7.4 million, which represented Dearborn Capital’s estimate of the net realizable value of the MF Global Claim on December 16, 2011.  Dearborn Capital’s estimate of the value of the MF Global Claim was based on bids to purchase the MF Global Claim which were received from independent third parties.

In addition to purchasing the MF Global Claim, Dearborn Capital elected to make an additional payment to Grant Park of approximately $5 million in order to protect Dearborn Capital’s reputation as general partner and sponsor of commodities-related investment vehicles and the goodwill Dearborn Capital has established over 23 years in such business.  The additional $5 million paid to Grant Park by Dearborn Capital was made with the intent to maintain the business reputation and goodwill of Dearborn Capital.  This payment was recorded by Grant Park as a recovery of a loss on bad debts, which offset the loss realized by Grant Park on the MF Global Claim on the date of the sale to Dearborn Capital.  The MF Global bankruptcy has caused significant damage to the integrity of the futures industry, and therefore Dearborn Capital’s core business.  To restore investor confidence and defend its core business, Dearborn Capital determined it was necessary to make the additional $5 million payment to Grant Park.

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

As of March 31, 2011, Grant Park reevaluated the methodology used to calculate VaR and concluded that an Aggregate Returns Volatility method was a more precise method to measure Grant Park’s risk exposure.  As of December 31, 2011, Grant Park uses an Aggregate Returns Volatility method to calculate VaR for the portfolio.  The method consists of creating historical price time series for each instrument or its proxy instrument for the past 200 days, and then measures the standard deviation of that return history.  Then, using a normal distribution (normal distribution curve has a mean of zero and a standard deviation of one), the standard deviation measurement is scaled up in order to achieve a result in line with the 95% degree of confidence, which corresponds to a scaling factor of approximately 1.645 times of standard deviations.

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

The composition of Grant Park’s trading portfolio, based on the nature of its business of speculative trading of futures, forwards and options, can change significantly over any period of time, including a single day of trading.  These changes can positively or negatively have a material impact on the market risk as measured by VaR.

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of December 31, 2011 and December 31, 2010, using the Aggregate Returns Volatility method described above, and the trading gains/losses by market category for the years ended December 31, 2011 and 2010.  All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below.  As of December 31, 2011, Grant Park’s net asset value was approximately $798.8 million.  As of December 31, 2010, Grant Park’s net asset value was approximately $891.9 million.

	December 31, 2011
Market Sector	Value at Risk*	Trading Gain/(Loss)
Interest rates	0.5%	7.3%
Currencies	0.4	(4.2)
Energy	0.2	(0.6)
Metals	0.2	(0.5)
Stock indices	0.1	(5.1)
Agriculturals/softs/meats	0.1	(2.7)
Aggregate/Total	0.7%	(5.8)%

	December 31, 2010
Market Sector	Value at Risk*	Trading Gain/(Loss)
Agriculturals/softs/meats	0.4%	4.3%
Currencies	0.4	3.0
Energy	0.3	(2.5)
Stock indices	0.3	(1.9)
Metals	0.3	2.5
Interest rates	0.1	8.0
Aggregate/Total	1.3%	13.4%

*The VaR for a market sector represents the one day risk of loss for the aggregate exposure for that particular sector.  The aggregate VaR represents the VaR of Grant Park’s open positions across all market sectors and is less than the sum of the VaR of the individual market sectors due to the diversification benefit across all market sectors combined.

Material Limitations on Value at Risk as an Assessment of Market Risk

Past market risk factors will not always result in an accurate prediction of future distributions and correlations of future market movements.  Changes in the portfolio value caused by market movements may differ from those measured by the VaR model.  The VaR model reflects past trading positions while future risk depends on future trading positions.  VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated within one day.  The historical market risk data for the VaR model may provide only limited insight into the losses that could be incurred under unusual market movements.  The magnitude of Grant Park’s open positions creates a risk of ruin not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions—unusual, but historically recurring from time to time—could cause Grant Park to incur severe losses over a short period of time.  The value at risk table above, as well as the past performance of Grant Park, gives no indication of this risk of ruin.

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of December 31, 2011, by market sector.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant

Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, Singapore, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of December 31, 2011, Grant Park was predominantly long interest rate instruments in the U.S., Eurozone, New Zealand, United Kingdom, Japan, and Mexico and short interest rate products in Australia and Canada.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of December 31, 2011, Grant Park was short the U.S. dollar against various major currencies including the Japanese yen, Australian dollar and New Zealand dollar, and long the U.S. dollar against the British pound, euro, Canadian dollar, Swiss franc, and Mexican peso.  In general, a stronger U.S. dollar against most major currencies would benefit Grant Park.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America.  As of December 31, 2011, the energy market exposure of Grant Park was predominantly long in crude oil, gasoline Blendstock, gas oil, heating oil, WTI crude oil, Brent crude oil, and Oman crude oil markets and short the Phelix baseload, kerosene and natural gas markets.  Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in these markets.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel and zinc. As of December 31, 2011, in the precious metals sector Grant Park had short positions in gold, palladium, platinum, and silver.  In the base metals markets, Grant Park was short copper, lead, zinc, tin, aluminum, and nickel.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, South Africa, India, Turkey, Singapore, South Korea, and Australia.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of December 31, 2011, Grant Park was predominantly long indices in the U.S., Eurozone, Japan, Mexico, Canada, and South Africa, and short indices in Singapore, Hong Kong, Taiwan, Australia, and India.  Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Agricultural/Meat/Softs

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of December 31, 2011, in the grains markets, Grant Park had long positions in the corn, milling wheat, rapeseed, rough rice, and canola markets and short positions in the wheat, soybean, soybean meal, and soybean oil markets.  In the livestock markets, Grant Park was long feeder cattle, and short live cattle and lean hogs.  In the foods/industrials markets Grant Park was short the cocoa, coffee, and sugar markets and long orange juice.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of December 31, 2011.

Foreign Currency Balances

Grant Park’s primary foreign currency balances are in Japanese yen, British pounds, Euros and Australian dollars.  The trading advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control Grant Park’s non-trading risk.

Cash Management

Grant Park maintains a portion of its assets at its clearing brokers, as well as at Lake Forest Bank & Trust Company.  These assets, which may range from 5% to 35% of Grant Park’s value, are held in cash,  U.S. Treasury securities and/or Government-sponsored enterprises.  The balance of Grant Park’s assets, which range from 65% to 95%, are invested in investment grade money market investments purchased by  Middleton Dickinson Capital Management, LLC which are held in a separate, segregated account at State Street Bank and Trust Company.  Violent fluctuations in prevailing interest rates or changes in other economic conditions could cause mark-to-market losses on Grant Park’s cash management income.

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

Changes in Internal Control over Financial Reporting

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

Report on Management’s Assessment of Internal Control Over Financial Reporting

The general partner, on behalf of Grant Park, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the general partner’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Grant Park’s internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the general partner concluded that Grant Park’s internal control over financial reporting was effective as of December 31, 2011.

ITEM 9B.              OTHER INFORMATION

None.

PART III

ITEM 10.                                           DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Grant Park has no directors or executive officers and also does not have any employees.  Grant Park is managed solely by Dearborn Capital Management, L.L.C. in its capacity as general partner.

The members of the general partner are Dearborn Capital Management Ltd., and Centum Prata (USA) Holdings, Inc.  The principals of the general partner are David M. Kavanagh, Patrick J. Meehan, Maureen O’Rourke and Abdullah Mohammed Al Rayes.  Only the officers of Dearborn Capital Management, L.L.C., Mr. Kavanagh, Mr. Meehan and Ms. O’Rourke, have management responsibility and control over the general partner.

Mr. Kavanagh, president of Dearborn Capital Management, L.L.C., has been responsible for overseeing all operations and activities of the general partner since its formation.  Commencing in October 1998, Mr. Kavanagh also became president, a principal and an associated person of Dearborn Capital Brokers Ltd., an independent introducing broker.  From 1983 to 2003, Mr. Kavanagh was a member in good standing of the Chicago Board of Trade.  Between 1983 and October 1998, Mr. Kavanagh served as an institutional salesman in the financial futures area on behalf of Refco and Conti Commodity Services, Inc., which was acquired by Refco in 1984.  His clients included large hedge funds and financial institutions.  Between October 1998 and October 2011, Mr. Kavanagh performed introducing brokerage services from time to time forMF Global Inc., a former futures commission merchant, through Dearborn Capital Brokers.  Neither Dearborn Capital Brokers nor Mr. Kavanagh provides brokerage services to Grant Park’s trading account.  In the past, from time to time Mr. Kavanagh has provided brokerage services to Financial Consortium International LLC, a registered introducing broker, commodity pool operator and broker-dealer, since October 1999.  In 1980, Mr. Kavanagh received an MBA from the University of Notre Dame, and in 1978 graduated with a B.S. in business administration from John Carroll University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC.  Grant Park does not have any directors or officers.  However, the officers of Grant Park’s general partner, as well as the general partner itself, file such notices regarding their beneficial ownership in Grant Park, if any.  Grant Park believes that for 2011, all required filings were timely filed by each of these persons.

ITEM 11.                                           EXECUTIVE COMPENSATION

Grant Park has no directors or officers.  Its affairs are managed by Dearborn Capital Management, L.L.C., its general partner, which receives compensation for its services from Grant Park, as follows:

Each of the Class A, Class B, Legacy 1, Legacy 2, Global 1, Global 2 and Global 3 units pay the general partner a monthly brokerage charge. Class A units pay the general partner a monthly brokerage charge equal to a rate of 0.6292%, a rate of 7.55% annually, of Class A’s month-end adjusted net assets.   Class B units pay the general partner a monthly charge equal to 0.6667%, a rate of 8.0% annually, of Class B’s month-end adjusted net assets.  Effective April 1, 2009, Class A units pay the general partner a monthly brokerage commission equal to a rate of 0.625%, a rate of 7.50% annually, of Class A’s month-end net assets.  Class B units pay the general partner a monthly brokerage commission equal to a rate of 0.6625%, a rate of 7.95% annually, of Class B’s month-end net assets.  Legacy 1 Class units pay the general partner a monthly brokerage commission equal to a rate of 0.4167%, a rate of 5.00% annually, of Legacy 1’s month-end net assets.   Legacy 2 Class units pay the general partner a monthly brokerage commission equal to a rate of 0.4375%, a rate of 5.25% annually, of Legacy 2’s month-end net assets.   Global 1 Class units pay the general partner a monthly brokerage commission equal to a rate of 0.3708%, a rate of 4.45% annually, of Global 2’s month-end net assets.   Global 2 units pay the general partner a monthly brokerage commission equal to a rate of 0.3917%, a rate of 4.70% annually, of Global 2’s month-end net assets.   Global 3 Class units pay the general partner a monthly brokerage commission equal to a rate of 0.5375%, a rate of 6.45% annually, of Global 3’s month-end net assets. The brokerage charge reimbursement paid to the general partner amounted to $65,623,016 for the year ended December 31, 2011, $63,645,770 for the year ended December 31, 2010, and $64,822,792 for the year ended December 31, 2009.

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

Grant Park pays the general partner the brokerage charge, which is based on a fixed percentage of net assets, regardless of whether actual transaction costs were less than or exceeded this fixed percentage or whether the number of trades significantly increases.   For the Legacy 1 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $25.92 based on the average trading activity of the Legacy 1 Class units’ trading advisors for the last three calendar years and assuming current allocations to the trading advisors.

For the Legacy 2 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $27.33 based on the average trading activity of the Legacy 2 Class units’ trading advisors for the last three calendar years and assuming current allocations to the trading advisors.

For the Global 1 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $23.43 based on the average trading activity of the Global 1 Class units’ trading advisors for the last three calendar years and assuming current allocations.

For the Global 2 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $24.83 based on the average trading activity of the Global 2 Class units’ trading advisors for the last three calendar years and assuming current allocations.

For the Global 3 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $34.06 based on the average trading activity of the Global 3 Class units’ trading advisors for the last three calendar years and assuming current allocations of net assets to the trading advisors.

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

Additionally, all expenses incurred in connection with the organization and the initial and ongoing public offering of Grant Park interests are paid by the general partner and are reimbursed to the general partner by Grant Park.  Class A units bear organization and offering expenses at a monthly rate of 0.0083%, a rate of 0.10% annually, of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets.  Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class and, Class B units bear these expenses at a monthly rate of 0.025%, a rate of 0.30% annually, of the adjusted net assets of the Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class and Class B units, respectively, calculated and payable monthly on the basis of month-end adjusted net assets.  Prior to April 1, 2009, Class A units and Class B units bore these expenses at an annual rate of 0.20% and 0.60%, respectively, of the adjusted net assets of the Class A and Class B units, respectively, calculated and payable monthly on the basis of month-end adjusted net assets.

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

Grant Park has no officers or directors.  Its affairs are managed by its general partner, Dearborn Capital Management, L.L.C.  Set forth in the table below is information regarding the beneficial ownership of the general partner and the officers of the general partner in Grant Park as of January 31, 2012.

Name	Number of Class A Limited Partnership Units		Number of Class B Limited Partnership Units		Number of Legacy 1 Class Limited Partnership Units		Number of Legacy 2 Class Limited Partnership Units		Number of Global 1 Class Limited Partnership Units		Number of Global 2 Class Limited Partnership Units		Number of Global 3 Class Limited Partnership Units		Number of General Partnership Units
Dearborn Capital Management, LLC	2,707.791		384.311		922.500		900.000		1,235.604		1,777.228		450.000		930.826
David M. Kavanagh	2,707.791	(1)	384.311	(1)	922.500	(1)	900.000	(1)	1,235.604	(1)	1,777.228	(1)	450.000	(1)	930.826	(1)
Patrick J. Meehan	—		—		185.117		—		50.000		—		—		—
Maureen O’Rourke	—		—		41.067		—		41.359		—		—		—

Name	Percentage of Outstanding Class A Limited Partnership Units	Percentage of Outstanding Class B Limited Partnership Units	Percentage of Outstanding Legacy 1 Class Limited Partnership Units	Percentage of Outstanding Legacy 2 Class Limited Partnership Units	Percentage of Outstanding Global 1 Class Limited Partnership Units	Percentage of Outstanding Global 2 Class Limited Partnership Units	Percentage of Outstanding Global 3 Class Limited Partnership Units	Percentage of General Partnership Units
Dearborn Capital Management, LLC	8.07%	0.09%	15.01%	5.24%	8.22%	5.57%	0.16%	100.00%
David M. Kavanagh	8.07%	0.09%	15.01%	5.24%	8.22%	5.57%	0.16%	100.00%
Patrick J. Meehan	—	—	3.01%	—	0.33%	—	—	—
Maureen O’Rourke	—	—	0.67%	—	0.28%	—	—	—

(1)         Represents units directly held by Dearborn Capital Management, L.L.C., the general partner of Grant Park.  The manager of Dearborn Capital Management, L.L.C. is Mr. Kavanagh.

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

ITEM 14.                                           PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to Grant Park for professional audit services provided by McGladrey & Pullen, LLP, Grant Park’s independent registered public accountant, for the audit of Grant Park’s annual financial statements for the years ended December 31, 2011 and 2010, and fees billed for other professional services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an entity associated with McGladrey & Pullen, LLP before December 1, 2011) during those years.

Fee Category	2011	2010
Audit Fees(1)	$138,101	$158,342
Audit-Related Fees	40,791	7,771
Tax Fees(2)	5,000	5,000
All Other Fees	500	—
Total Fees	$184,392	$171,113

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

The Audit Committee of Grant Park’s general partner, Dearborn Capital Management, L.L.C., pre-approves all audit and permitted non-audit services of Grant Park’s independent accountants, including all engagement fees and terms.  The Audit Committee of the general partner approved all the services provided by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (collectively “McGladrey”) during 2011 and 2010 to Grant Park described above.  The Audit Committee has determined that the payments made to McGladrey for these services during 2011 and 2010 are compatible with maintaining that firm’s independence.

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

(3)                                  Exhibits

Exhibit Number	Description of Document

3.1(1)	Third Amended and Restated Limited Partnership Agreement of the Registrant.

3.2(2)	Certificate of Limited Partnership of the Registrant.

10.1(3)	Form of Advisory Contract among the Registrant, Dearborn Capital Management, L.L.C., the trading advisor and the trading company

10.2(4)	Subscription Agreement and Power of Attorney.

10.3(5)	Request for Redemption Form.

10.4(3)	Operating Agreement of GP Cash Management, LLC.

10.5(3)	Form of LLC operating agreement governing each Trading Company.

10.6(6)	Transfer of Claim Agreement dated December 16, 2011.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document

101.1(7)

The following financial statements from Grant Park’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements .

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

(2)                       Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.

(3)                        Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-153862) and incorporated herein by reference.

(4)                        Included as Appendix B to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-153862).

(5)                        Included as Appendix D to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-153862).

(6)                        Filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on December 19, 2011 (File No. 000-50316) and incorporated herein by reference.

(7)           In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.1 shall not be deemed to be “filed” for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Grant Park Futures Fund Limited Partnership

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedules of investments, of Grant Park Futures Fund Limited Partnership (the Partnership) as of December 31, 2011 and 2010, and the related consolidated statements of operations and changes in partners’ capital for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grant Park Futures Fund Limited Partnership as of December 31, 2011 and 2010, and the results of its operations for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
February 22, 2012

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets
Equity in brokers’ trading accounts:
Securities owned, at fair value (cost $66,603,904 and $98,314,299, respectively)	$66,744,630	$98,441,357
Cash	27,781,186	6,757,371
Unrealized gain (loss) on open contracts, net	8,025,123	35,956,214
Total equity in brokers’ trading accounts	102,550,939	141,154,942
Cash and cash equivalents	271,405,439	338,154,495
Securities owned, at fair value (cost $464,530,065 and $446,933,117, respectively)	464,744,436	447,426,370
Interest receivable	88,659	82,357
Total assets	$838,789,473	$926,818,164

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Brokerage commission payable	$4,866,939	$5,622,480
Accrued incentive fees	381,337	9,372,262
Organization and offering costs payable	200,428	217,123
Accrued operating expenses	173,782	140,163
Pending partner additions	3,590,048	12,218,587
Redemptions payable	30,734,748	7,334,779
Total liabilities	39,947,282	34,905,394
Partners’ Capital (Net Asset Value)
General Partner
Class A (3,008.66 units outstanding at both December 31, 2011 and 2010)	3,898,734	4,478,872
Class B (427.01 units outstanding at both December 31, 2011 and 2010)	469,305	542,672
Legacy 1 Class (1,025.00 units outstanding at both December 31, 2011 and 2010)	935,031	1,050,542
Legacy 2 Class (1,000.00 units outstanding at both December 31, 2011 and 2010)	903,063	1,019,793
Global 1 Class (1,372.89 and 1,044.66 units outstanding at both December 31, 2011 and 2010, respectively)	1,200,376	1,028,338
Global 2 Class (1,974.70 and 1,181.06 units outstanding at December 31, 2011 and 2010, respectively)	1,710,523	1,155,098
Global 3 Class (500.00 units outstanding at both December 31, 2011 and 2010)	411,298	473,009
Limited Partners
Class A (32,119.81 and 40,362.54 units outstanding at December 31, 2011 and 2010, respectively)	41,622,105	60,086,201
Class B (419,169.11 and 498,484.71 units outstanding at December 31, 2011 and 2010, respectively)	460,685,410	633,504,348
Legacy 1 Class (5,210.84 and 5,908.00 units outstanding at December 31, 2011 and 2010, respectively)	4,753,458	6,055,220
Legacy 2 Class (16,534.92 and 6,361.06 units outstanding at December 31, 2011 and 2010, respectively)	14,932,071	6,486,967
Global 1 Class (14,017.11 and 10,133.38 units outstanding at December 31, 2011 and 2010, respectively)	12,255,712	9,975,048
Global 2 Class (30,586.54 and 18,631.40 units outstanding at December 31, 2011 and 2010, respectively)	26,494,677	18,221,772
Global 3 Class (277,864.25 and 156,270.73 units outstanding at December 31, 2011 and 2010, respectively)	228,570,428	147,834,890
Total partners’ capital (net asset value)	798,842,191	891,912,770
Total liabilities and partners’ capital (net asset value)	$838,789,473	$926,818,164

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2011

Futures, Forwards, and Options on Futures Contracts

	Expiration	No. of Contracts		Unrealized gain/(loss) on open long	Percent of Partners’ Capital (Net Asset	Unrealized gain/(loss) on open short	Percent of Partners’ Capital (Net Asset	Net unrealized gain/(loss) on open	Percent of Partners’ Capital (Net
	Dates	Long	Short	contracts	Value)	contracts	Value)	contracts	Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals				$585,674	0.07%	$(1,895,802)	(0.24)%	$(1,310,128)	(0.17)%
Currencies				$1,033,683	0.13%	$1,954,273	0.24%	$2,987,956	0.37%
Energy				$(66,017)	(0.01)%	$2,482,748	0.31%	$2,416,731	0.30%
Interest rates				$1,516,424	0.19%	$(762,104)	(0.10)%	$754,320	0.09%
Meats				$(77,043)	(0.01)%	$(19,996)	0.00%	$(97,039)	(0.01)%
Metals				$(556,221)	(0.07)%	$272,588	0.03%	$(283,633)	(0.04)%
Soft commodities				$(23,739)	0.00%	$654,538	0.08%	$630,799	0.08%
Stock indices and single stock futures				$362,188	0.05%	$(32,147)	0.00%	$330,041	0.04%
Total U.S. Futures Positions				$2,774,949		$2,654,098		$5,429,047

Foreign Futures Positions:
Agriculturals				$49,468	0.01%	$(2,768)	0.00%	$46,700	0.01%
Energy				$(43,296)	(0.00)%	$190,332	0.02%	$147,036	0.02%
Interest rates				$3,769,880	0.47%	$(167,601)	(0.02)%	$3,602,279	0.45%
Metals
Copper	1/18/2012-3/20/2013	464	499	$(11,127,466)	(1.39)%	$8,698,821	1.09%	$(2,428,645)	(0.30)%
Aluminum	1/18/2012-3/20/2013	2355	2624	$(21,274,187)	(2.66)%	$19,699,975	2.46%	$(1,574,212)	(0.20)%
Other Metals				$(753,673)	(0.09)%	$743,163	0.09%	$(10,510)	0.00%
Soft commodities				$(29,165)	0.00%	$70,401	0.01%	$41,236	0.01%
Stock indices				$212,226	0.03%	$101,920	0.01%	$314,146	0.04%
Total Foreign Futures Positions				$(29,196,213)		$29,334,243		138,030
Total Futures Contracts				$(26,421,264)	(3.31)%	$31,988,341	4.00%	$5,567,077	0.69%

Forward Contracts *
Currencies				$147,817	0.02%	$2,314,511	0.29%	$2,462,328	0.31%

Options on Futures Contracts*
U.S. stock indices				$3,271	0.00%	$(7,553)	0.00%	$(4,282)	0.00%
Total Futures, Forward and Options on Futures and Forward Contracts				$(26,270,176)	(3.29)%	$34,295,299	4.29%	$8,025,123	1.00%

*           No individual futures, forward, or options on futures contract position, other than those presented, constituted greater than 1 percent of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

U.S. Government securities in brokers’ trading accounts**

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$66,750,000	2/9/2012-7/26/2012	U.S. Treasury Bills, 0.1-0.3% (cost $66,603,904)	$66,744,630	8.35%

**               Pledged as collateral for the trading of futures, forward and options on futures contracts.

Securities owned

Bank deposits

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$41,000,000	5/1/2012-10/19/2012	U.S. Certificates of deposit, 0.4-0.5% (cost $40,999,662)	$41,037,669	5.14%

U.S. Commercial paper

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$31,300,000	1/24/2012-3/23/2012	U.S. Commercial paper, 0.2-0.5% (cost $31,266,369)	$31,279,645	3.92%

U.S. Government-sponsored enterprises

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$275,875,000	9/23/2013-12/15/2014	Federal Farm Credit Bank, 0.3-1.6%	$275,919,554	34.54%
$67,500,000	3/6/2013-10/27/2014	Federal Home Loan Bank, 0.2-0.9%	$67,539,449	8.45%
$25,000,000	3/19/2012	Federal National Mortgage Association Discount Note, 0.2%	$24,990,792	3.13%
	Total U.S. Government-sponsored enterprises (cost $368,310,141)		$368,449,795	46.12%

U.S. Government securities

Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$24,000,000	6/28/2012	U.S. Treasury Bills, 0.2% (cost $23,953,893)	$23,977,327	3.00%

	Fair Value	Percent of Partners’ Capital (net asset value)
Total securities owned	$464,744,436	58.18%

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2010

Futures, Forwards and Options on Futures Contracts

	Expiration	No. of Contracts		Unrealized gain/(loss) on open long	Percent of Partners’ Capital (net asset	Unrealized gain/(loss) on open short	Percent of Partners’ Capital (net asset	Net unrealized gain/(loss) on open	Percent of Partners’ Capital (net asset
	Dates	Long	Short	contracts	value)	contracts	value)	contracts	value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals				$6,663,696	0.75%	$(377,927)	(0.04)%	$6,285,769	0.71%
Currencies				$9,558,662	1.07%	$2,283,505	0.26%	$11,842,167	1.33%
Energy				$2,655,082	0.30%	$(1,303,695)	(0.15)%	$1,351,387	0.15%
Interest rates				$277,176	0.03%	$(418,671)	(0.05)%	$(141,495)	(0.02)%
Meats				$787,250	0.09%	$(20,500)	0.00%	$766,750	0.09%
Metals				$4,039,143	0.45%	$(616,704)	(0.07)%	$3,422,439	0.38%
Soft commodities				$2,720,770	0.31%	$(216,592)	(0.02)%	$2,504,178	0.29%
Stock indices and single stock futures				$928,568	0.10%	$71,857	0.01%	$1,000,425	0.11%
Total U.S. Futures Positions				$27,630,347		$(598,727)		$27,031,620

Foreign Futures Positions:
Agriculturals				$24,719	0.00%	$0	0.00%	$24,719	0.00%
Energy				$509,737	0.06%	$(17,165)	0.00%	$492,572	0.06%
Interest rates				$2,243,690	0.25%	$(983,344)	(0.11)%	$1,260,346	0.14%
Metals
Copper	1/19/2011-6/15/2011	386	208	$8,937,572	1.00%	$(4,285,970)	(0.48)%	$4,651,602	0.52%
Other Metals				$7,077,265	0.79%	$(7,672,518)	(0.86)%	$(595,253)	(0.07)%
Soft commodities				$27,959	0.00%	$0	0.00%	$27,959	0.00%
Stock indices				$(120,097)	(0.01)%	$148,949	0.02%	$28,852	0.01%
Total Foreign Futures Positions				$18,700,845		$(12,810,048)		$5,890,797
Total Futures Contracts				$46,331,192	5.19%	$(13,408,775)	(1.50)%	$32,922,417	3.69%

Forward Contracts *
Currencies				$3,078,051	0.34%	$(39,629)	0.00%	$3,038,422	0.34%

Options on Futures Contracts*
U.S. stock indices				$4,840	0.00%	$(9,465)	0.00%	$(4,625)	0.00%

Total Futures, Forward and Options on Futures Contracts
				$49,414,083	5.54%	$(13,457,869)	(1.51)%	$35,956,214	4.03%

*                     No individual futures, forward, or options on futures contract position, other than those presented, constituted greater than 1 percent of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

U.S. Government securities in brokers’ trading accounts**

Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$98,450,000	1/6/2011-3/31/2011	U.S. Treasury Bills, 0.1%-0.3% (cost $98,314,299)	$98,441,357	11.04%

** Pledged as collateral for the trading of futures, forward and options on futures contracts.

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

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Net trading gains (losses)
Net gains (losses) from futures and forward trading
Realized	$(24,697,561)	$86,593,970	$(26,368,046)
Change in unrealized	(27,921,376)	21,946,823	9,175,197
Commissions	(13,137,050)	(12,554,218)	(11,878,814)
Net gains (losses) from futures and forward trading	(65,755,987)	95,986,575	(29,071,663)
Net gains (losses) from equities, equity options and exchange-traded funds
Realized	408,727	—	—
Commissions	(68,873)	—	—
Net gains (losses) from equities, equity options and exchange-traded funds	339,854	—	—
Loss allocated from GP 1, LLC	—	—	(2,740,621)
Total trading gains (losses)	(65,416,133)	95,986,575	(31,812,284)
Net investment income
Income
Dividend income	72,393	—	—
Interest income	3,066,778	4,324,858	6,395,208
Total income	3,139,171	4,324,858	6,395,208
Expenses
Dividend expense	159,212	—	—
Brokerage commission	52,485,965	51,091,552	51,808,133
Incentive fees	5,770,762	14,273,739	4,545,390
Organizational and offering costs	2,567,526	2,381,437	2,839,077
Operating expenses, (net of recovery on loss, for 2011 $5,000,000, 2010 $0, 2009 $0, See Note 8)	2,237,117	2,042,370	2,060,934
Total expenses	63,220,582	69,789,098	61,253,534
Net investment loss	$(60,081,411)	$(65,464,240)	$(54,858,326)
Net income (loss)	$(125,497,544)	$30,522,335	$(86,670,610)

Net income (loss) per unit from operations (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(192.82)	$63.46	$(145.00)
General Partner & Limited Partner Class B Units	$(171.82)	$46.51	$(134.12)
General Partner & Limited Partner Legacy 1 Class Units	$(112.69)	$58.80	$(33.88)
General Partner & Limited Partner Legacy 2 Class Units	$(116.73)	$55.25	$(35.46)
General Partner & Limited Partner Global 1 Class Units	$(110.04)	$27.56	$(43.18)
General Partner & Limited Partner Global 2 Class Units	$(111.79)	$24.41	$(46.40)
General Partner & Limited Partner Global 3 Class Units	$(123.42)	$6.38	$(60.36)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2011, 2010 and 2009

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount
Partners’ capital, December 31, 2008	4,348.18	$6,827,509	52,408.70	$82,292,140	—	$—	408,160.74	$554,475,560	—	$—	—	$—	—	$—	—	$—
Contributions	—	—	1,656.55	2,601,110	2,001.08	2,677,822	199,443.69	267,164,784	1,025.00	1,025,000	3,861.68	3,768,594	1,000.00	1,000,000	3,295.20	3,228,114
Redemptions	(1,339.52)	(2,000,000)	(5,708.66)	(8,424,365)	(1,574.07)	(2,028,133)	(37,011.39)	(46,695,477)			(10.43)	(10,000)			(172.25)	(167,161)
Net income (loss)	—	(539,587)	—	(7,551,336)	—	(126,876)	—	(76,337,450)	—	(34,724)	—	(37,814)	—	(35,460)	—	(48,738)
Partners’ capital, December 31, 2009	3,008.66	4,287,922	48,356.59	68,917,549	427.01	522,813	570,593.04	698,607,417	1,025.00	990,276	3,851.25	3,720,780	1,000.00	964,540	3,122.95	3,012,215
Contributions	—	—	—	—	—	—	—	—	—	—	2,638.44	2,474,508	—	—	3,507.78	3,296,617
Redemptions	—	—	(7,994.05)	(10,932,503)	—	—	(72,108.33)	(84,911,592)	—	—	(581.69)	(561,445)	—	—	(269.67)	(266,846)
Net income (loss)	—	190,950	—	2,101,155	—	19,859	—	19,808,523	—	60,266	—	421,377	—	55,253	—	444,981
Partners’ capital, December 31, 2010	3,008.66	4,478,872	40,362.54	60,086,201	427.01	542,672	498,484.71	633,504,348	1,025.00	1,050,542	5,908.00	6,055,220	1,000.00	1,019,793	6,361.06	6,486,967
Contributions	—	—	—	—	—	—	—	—	—	—	717.20	720,924	—	—	11,940.41	11,708,655
Redemptions	—	—	(8,242.73)	(11,178,065)	—	—	(79,315.60)	(92,951,924)	—	—	(1,414.36)	(1,398,274)	—	—	(1,766.55)	(1,641,857)
Net income (loss)	—	(580,138)	—	(7,286,031)	—	(73,367)	—	(79,867,014)	—	(115,511)	—	(624,412)	—	(116,730)	—	(1,621,694)
Partners’ capital, December 31, 2011	3,008.66	$3,898,734	32,119.81	$41,622,105	427.01	$469,305	419,169.11	$460,685,410	1,025.00	$935,031	5,210.84	$4,753,458	1,000.00	$903,063	16,534.92	$14,932,071

Net asset value per unit at December 31, 2009	$1,425.20	$1,224.35	$966.12	$964.54
Net asset value per unit at December 31, 2010	$1,488.66	$1,270.86	$1,024.92	$1,019.79
Net asset value per unit at December 31, 2011	$1,295.84	$1,099.04	$912.23	$903.06

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2011, 2010 and 2009 (continued)

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount
Partners’ capital, December 31, 2008	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	$643,595,209
Contributions	1,044.66	1,045,000	3,517.12	3,464,764	708.97	705,000	7,373.24	7,242,488	500.00	500,000	40,377.44	39,486,889	333,909,565
Redemptions	—	—	(158.52)	(154,906)	—	—	(39.41)	(37,588)	—	—	(48.84)	(46,036)	(59,563,666)
Net income (loss)	—	(45,446)	—	(96,277)	—	(28,924)	—	(211,383)	—	(30,179)	—	(1,546,416)	(86,670,610)
Partners’ capital, December 31, 2009	1,044.66	999,554	3,358.60	3,213,581	708.97	676,076	7,333.83	6,993,517	500.00	469,821	40,328.60	37,894,437	831,270,498
Contributions	—	—	7,451.07	6,873,217	472.09	435,000	12,167.82	11,189,495	—	—	120,956.30	108,514,458	132,783,295
Redemptions	—	—	(676.29)	(626,330)	—	—	(870.25)	(808,314)	—	—	(5,014.17)	(4,556,328)	(102,663,358)
Net income (loss)	—	28,784	—	514,580	—	44,022	—	847,074	—	3,188	—	5,982,323	30,522,335
Partners’ capital, December 31, 2010	1,044.66	1,028,338	10,133.38	9,975,048	1,181.06	1,155,098	18,631.40	18,221,772	500.00	473,009	156,270.73	147,834,890	891,912,770
Contributions	328.23	300,000	6,323.04	6,017,541	793.64	749,000	15,726.10	14,686,484	—	—	150,909.69	136,304,429	170,487,033
Redemptions	—	—	(2,439.31)	(2,235,243)	—	—	(3,770.96)	(3,443,558)	—	—	(29,316.17)	(25,211,147)	(138,060,068)
Net income (loss)	—	(127,962)	—	(1,501,634)	—	(193,575)	—	(2,970,021)	—	(61,711)	—	(30,357,744)	(125,497,544)
Partners’ capital, December 31, 2011	1,372.89	$1,200,376	14,017.11	$12,255,712	1,974.70	$1,710,523	30,586.54	$26,494,677	500.00	$411,298	277,864.25	$228,570,428	$798,842,191

Net asset value per unit at December 31, 2009	$956.82	$953.60	$939.64
Net asset value per unit at December 31, 2010	$984.38	$978.01	$946.02
Net asset value per unit at December 31, 2011	$874.34	$866.22	$822.60

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

The Partnership is a multi-advisor pool that carries out its purpose through trading by independent professional commodity trading advisors retained by Dearborn Capital Management, L.L.C. (the “General Partner”), the Partnership and, effective between January 1, 2009 and April 1, 2009, the Partnership’s subsidiary limited liability trading companies (each a “Trading Company” and collectively, the “Trading Companies”). The Trading Companies were set up to, among other things, segregate risk by commodity trading advisor.  Effectively, this structure isolates one trading advisor from another and any losses from one Trading Company will not carry over to the other Trading Companies.  The following is a list of the Trading Companies, for which the Partnership is the sole member and all of which were organized as Delaware limited liability companies:

GP 1, LLC (“GP 1”)	GP 7, LLC (“GP 7”)	GP 12, LLC (“GP 12”)
GP 3, LLC (“GP 3”)	GP 8, LLC (“GP 8”)	GP 14, LLC (“GP 14”)
GP 4, LLC (“GP 4”)	GP 9, LLC (“GP 9”)	GP 15, LLC (“GP 15”)
GP 5, LLC (“GP 5”)	GP 10, LLC (“GP 10”)	GP 16, LLC (“GP 16”)
GP 6, LLC (“GP 6”)	GP 11, LLC (“GP 11”)

There were no assets allocated to GP 6 and GP 11 as of December 31, 2011.

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

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements

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

Revenue recognition:  Futures, options on futures, forward contracts, investments in equity securities, exchange traded funds and equity options are recorded on a trade date basis and realized gains or losses are recognized when contracts/positions are liquidated.  Unrealized gains or losses on open contracts/positions (the difference between contract trade price and market price) are reported in the consolidated statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with FASB ASC 210-20, Balance Sheet, Offsetting.  Any change in net unrealized gain or loss from the preceding period is reported in the consolidated statement of operations.  Interest income and expense is recognized under the accrual basis.  Dividend income and expense is recognized on the ex-dividend date.

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

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements

The Partnership follows the provisions of ASC 740, Income Taxes.  The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2008.  As of December 31, 2011, the Partnership has no material uncertain income tax positions, and accordingly, has not recorded a liability for the payment of interest or penalties.

Organization and offering costs:  All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership.  This reimbursement is made monthly.  In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit.  Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual.  Any amounts reimbursed by the Partnership with respect to organization expenses are expensed at the time the reimbursement is incurred or accrued.  If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner.  At December 31, 2011 and 2010, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Recent accounting pronouncements:  In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04).  ASU 2011-04 amended ASC 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in GAAP and International Financial Reporting Standards (“IFRSs”).  Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820.  In addition, ASU 2011-04 requires additional fair value disclosures.  The amendments are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011.  The Partnership is currently evaluating the effect that the provisions ASU 2011-04 will have on the Partnership’s consolidated financial statements.

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements

In November 2011, the FASB issued ASU 2011-11 — Balance Sheet (Topic 210) containing new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Our effective date is January 1, 2013. The adoption of this guidance is not expected to have a material impact on our consolidated financial position or results of operations.

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

The Partnership values bank deposits, which consist of certificates of deposit, at face value plus accrued interest, which approximates fair value based on prevailing interest rates, and these financial instruments are classified in Level 2 of the fair value hierarchy.  The Partnership values forward contracts based on third-party quoted dealer values on the Interbank market and forward contracts are classified in Level 2.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$66,744,630	$—	$—	$66,744,630
U.S. and foreign futures contracts*	5,567,077	—	—	5,567,077
Forward contracts*	—	2,462,328	—	2,462,328
Options on futures contracts*	(4,282)	—	—	(4,282)
Cash and cash equivalents
Bank deposits	—	3,133,349	—	3,133,349
U.S. Commercial paper	264,772,440	—	—	264,772,440
Securities owned
Bank deposits	—	41,037,669	—	41,037,669
U.S. Commercial paper	31,279,645	—	—	31,279,645
U.S. Government-sponsored enterprises	368,449,795	—	—	368,449,795
U.S. Government securities	23,977,327	—	—	23,977,327

*See the consolidated condensed schedule of investments for further description.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$98,441,357	$—	$—	$98,441,357
U.S. and foreign futures contracts*	32,922,417	—	—	32,922,417
Forward contracts*	—	3,038,422	—	3,038,422
Options on futures contracts*	(4,625)	—	—	(4,625)
Cash and cash equivalents
Bank deposits		28,202,983	—	28,202,983
U.S. Commercial paper	297,810,795	—	—	297,810,795
Securities owned
Bank deposits	—	20,009,468	—	20,009,468
U.S. Commercial paper	14,996,133	—	—	14,996,133
U.S. Government-sponsored enterprises	292,555,595	—	—	292,555,595
U.S. Government securities	119,865,174	—	—	119,865,174

*See the consolidated condensed schedule of investments for further description.

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy.  There were no significant transfers among levels 1, 2 and 3 during the years ended December 31, 2011 and 2010.

NOTE 3.  DEPOSITS WITH BROKERS

The Partnership, through the Trading Companies, deposits assets with clearing brokers subject to CFTC regulations and various exchange and broker requirements.  Margin requirements are satisfied by

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements

the deposit of U.S. Treasury bills, Government-sponsored enterprises and cash with such clearing brokers.  The Partnership earns interest income on its assets deposited with the clearing brokers.

NOTE 4.  COMMODITY TRADING ADVISORS

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors.  Each Trading Company has entered into an advisory contract with its own Advisor. The commodity trading advisors are Rabar Market Research, Inc., EMC Capital Management, Inc., Eckhardt Trading Co., Winton Capital Management Limited, Welton Investment Corporation, Global Advisors Jersey Limited, Transtrend B.V., Quantitative Investment Management LLC, Sunrise Capital Partners, LLC, Amplitude Capital International Limited, Alder Capital Limited and Denali Asset Management, LLLP (collectively, the “Advisors”).  The Advisors are paid a consulting fee, either monthly or quarterly, ranging from 0 percent to 3 percent per annum of the Partnership’s month-end allocated net assets and a quarterly incentive fee ranging from 20 percent to 26 percent of the new trading profits on the allocated net assets of the Advisor.

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

Ten percent of the General Partner limited partnership interest in the Partnership is characterized as a general partnership interest.  Notwithstanding, the general partnership interest will continue to pay all fees associated with a limited partnership interest.

The Partnership pays the General Partner a monthly brokerage commission, organization and offering costs and operating expenses as presented in the table below:

	Brokerage commission through 3/31/2009*	Brokerage commission effective 4/1/2009*	Organization and Offering Reimbursement through 3/31/2009*	Organization and Offering Reimbursement effective 4/1/2009*	Operating Expense*
Class A units	7.55%	7.50%	.20%	.10%	.25%
Class B units	8.00%	7.95%	.60%	.30%	.25%
Legacy 1 Class units	N/A	5.00%	N/A	.30%	.25%
Legacy 2 Class units	N/A	5.25%	N/A	.30%	.25%
Global 1 Class units	N/A	4.45%	N/A	.30%	.25%
Global 2 Class units	N/A	4.70%	N/A	.30%	.25%
Global 3 Class units	N/A	6.45%	N/A	.30%	.25%

*The fees are calculated and payable monthly on the basis of month-end adjusted net assets.  “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions.

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements

Included in the total brokerage commission are amounts paid to the clearing brokers for execution and clearing costs which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered which are reflected in the brokerage commission line on the consolidated statements of operations.  The brokerage commission in the amount of $52,485,965, $51,091,552 and $51,808,133 for the years ended December 31, 2011, 2010 and 2009, respectively, is shown on the consolidated statements of operations.

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

	2011	2010	2009
Total return — Class A Units	(12.95)%	4.45%	(9.23)%
Total return — Class B Units	(13.52)%	3.80%	(9.87)%
Total return — Legacy 1 Class Units	(11.00)%	6.09%	(3.39)%
Total return — Legacy 2 Class Units	(11.45)%	5.73%	(3.55)%
Total return — Global 1 Class Units	(11.18)%	2.88%	(4.32)%
Total return — Global 2 Class Units	(11.43)%	2.56%	(4.64)%
Total return — Global 3 Class Units	(13.05)%	0.68%	(6.04)%
Ratios as a percentage of average net assets: *

Expenses prior to incentive fees	6.54%	6.75%	7.08%
Incentive fees	0.66%	1.73%	0.57%
Total expenses	7.20%	8.48%	7.65%
Net investment loss **	(6.18)%	(6.22)%	(6.28)%

* Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class Units began trading April 1, 2009 and, accordingly, the total return represents the return from April 1, 2009 through December 31, 2009.  These units exclude the classes of the Partnership’s proportionate share of expenses and net investment income (loss) from GP 1, LLC from January 1, 2009 to March 31, 2009.

** Excludes incentive fee.

The interest income and expense ratios above are computed based upon the weighted average net assets of the limited partners for the years ended December 31, 2011, 2010 and 2009.

Grant Park Futures Fund Limited Partnership
Notes to Consolidated Financial Statements

The following per unit performance calculations reflect activity related to the Partnership.

	Class A Units	Class B Units	Legacy 1 Class Units	Legacy 2 Class Units	Global 1 Class Units	Global 2 Class Units	Global 3 Class Units
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at December 31, 2008**	$1,570.20	$1,358.47	$1,000.00	$1,000.00	$1,000.00	$1,000.00	$1,000.00
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	(54.61)	(45.74)	2.72	1.58	(10.96)	(13.73)	(14.17)
Expenses net of interest income*	(90.39)	(88.38)	(36.60)	(37.04)	(32.22)	(32.67)	(46.19)
Total income (loss) from operations	(145.00)	(134.12)	(33.88)	(35.46)	(43.18)	(46.40)	(60.36)
Net asset value per unit at December 31, 2009	1,425.20	1,224.35	966.12	964.54	956.82	953.60	939.64
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	166.28	142.15	118.37	119.78	79.95	78.92	79.73
Expenses net of interest income*	(102.82)	(95.64)	(59.57)	(64.53)	(52.39)	(54.51)	(73.35)
Total income (loss) from operations	63.46	46.51	58.80	55.25	27.56	24.41	6.38
Net asset value per unit at December 31, 2010	1,488.66	1,270.86	1,024.92	1,019.79	984.38	978.01	946.02
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	(98.42)	(83.83)	(69.44)	(67.60)	(72.09)	(71.64)	(68.20)
Expenses net of interest income*	(94.40)	(87.99)	(43.25)	(49.13)	(37.95)	(40.15)	(55.22)
Total income (loss) from operations	(192.82)	(171.82)	(112.69)	(116.73)	(110.04)	(111.79)	(123.42)
Net asset value per unit at December 31, 2011	$1,295.84	$1,099.04	$912.23	$903.06	$874.34	$866.22	$822.60

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

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs.  Additional deposits may be necessary for any loss on contract value.  The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.  A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements.  In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than the total of cash and other property deposited.   The Partnership utilizes Jefferies Bache, LLC, R.J. O’Brien & Associates, LLC, UBS Securities LLC and Newedge USA LLC as its clearing brokers.

The amount of required margin and good faith deposits with the FCMs and interbank market makers usually ranges from 5% to 35% of the Partnership’s net asset value.  The fair value of securities held to satisfy such requirements at December 31, 2011 and December 31, 2010 was $66,744,630 and $98,441,357, respectively, which was 8.4% and 11.0% of the net asset value, respectively.  The cash deposited with interbank market makers at December 31, 2011 and December 31, 2010 was $1,880,107 and $7,931,341, respectively, which was 0.2% and 0.9% of the net asset value, respectively.

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

On October 31, 2011, the Securities Investor Protection Corporation (“SIPC”) initiated bankruptcy proceedings and the liquidation of MF Global Holdings Ltd., the parent of MF Global Inc. (“MF Global”), one of the clearing brokers of the Partnership.  As of November 30, 2011, approximately 1.5%, or $12.4 million, of the Partnership’s assets remained under the control of the MF Global bankruptcy trustee and were held in cash and U.S. Treasury bills in customer segregated or secured accounts.

As disclosed in our Form 8-K filed on November 18, 2011, the Partnership’s General Partner, volunteered, to provide a one-time reimbursement of an amount up to $3 million for any actual non-trading losses incurred by the Partnership as a direct result of the MF Global bankruptcy and the uncertainty about the timing and value of the Partnership’s assets which remain to be recovered from MF Global.

To mitigate the concerns of the limited partners of the Partnership, and due to the inherent uncertainty in the timing and results of the liquidation process from the bankruptcy proceedings, on December 16, 2011, the General Partner agreed to purchase from the Partnership all of its rights to or interest in any and all property, claims, foreign secured accounts (and value thereof) and customer segregated accounts (and value thereof) held by the MF Global bankruptcy trustee as of that date (“MF Global Claim”) under the terms of a Transfer of Claim Agreement, as amended.  The total MF Global Claim of approximately $12.4 million was purchased by the General Partner for approximately $7.4 million, which represented the General Partner’s estimate of the net realizable value of the MF Global Claim on December 16, 2011.  The General Partner’s estimate of the value of the MF Global Claim was based on bids to purchase the MF Global Claim which were received from independent third parties.    A copy of the Transfer of Claim Agreement was filed with the Securities and Exchange Commission on December 19, 2011.

In addition to purchasing the MF Global Claim, the General Partner elected to make an additional payment to Grant Park of approximately $5 million in order to protect the General Partner’s reputation as general partner and sponsor of the Partnership and the goodwill the General Partner has established over 23 years in such business.  The additional $5 million paid to the Partnership by the General Partner was made with the intent to maintain the business reputation and goodwill of the General Partner and the Partnership.  This payment was recorded by the Partnership as a recovery of a loss on bad debts, which offset the loss realized by the Partnership on the MF Global Claim on the date of the sale to the General Partner.  The realized loss of $5 million from the MF Global Claim and the resulting recovery of $5 million from the payment made by the General Partner are reflected in the operating expenses line on the consolidated statements of operations for the year ended December 31, 2011 and have no effect on the net income (loss) of the Partnership.

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

The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05.  The monthly average futures contracts, forward contracts, options on futures contracts and equity options bought and sold was 7,189 and 8,356 for the years ended December 31, 2011 and 2010, respectively. The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments at December 31, 2011 and 2010

	Asset Derivatives* 12/31/2011	Liability Derivatives* 12/31/2011	Fair Value

Agriculturals contracts	$745,901	$(2,009,329)	$(1,263,428)
Currencies contracts	7,718,062	(2,267,778)	5,450,284
Energy contracts	3,542,499	(978,732)	2,563,767
Interest rates contracts	5,746,860	(1,390,261)	4,356,599
Meats contracts	109,127	(206,166)	(97,039)
Metals contracts	33,643,473	(37,940,473)	(4,297,000)
Soft commodities contracts	1,114,674	(442,639)	672,035
Stock indices contracts	1,071,101	(431,196)	639,905

	$53,691,697	$(45,666,574)	$8,025,123

*The fair values of all asset and liability derivatives, including agriculturals, currencies, energy, interest rates, meats, metals, soft commodities and stock indices contracts, are included in unrealized gain (loss) on open contracts within equity in broker trading accounts in the consolidated statement of financial condition.

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

*The fair values of all asset and liability derivatives, including agriculturals, currencies, energy, interest rates, meats, metals, soft commodities and stock indices contracts, are included in unrealized gain (loss) on open contracts within equity in broker trading accounts in the consolidated statement of financial condition.

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Years Ended December 31, 2011, 2010, and 2009

	Years Ended December 31,
Type of contract	2011*	2010*	2009

Agriculturals contracts	$(18,592,666)	$17,978,928	$(4,428,202)
Currencies contracts	(36,493,518)	25,579,604	(3,908,974)
Energy contracts	(3,355,109)	(21,311,972)	(27,770,298)
Interest rates contracts	65,198,011	63,389,648	(33,040,510)
Meats contracts	(4,235,895)	161,046	(729,433)
Metals contracts	(4,570,962)	20,714,739	21,225,706
Soft commodities contracts	(3,246,199)	17,611,921	3,968,216
Stock indices contracts and equity options contracts	(43,401,503)	(15,583,121)	27,490,646
	$(48,697,841)	$108,540,793	$(17,192,849)

*The gains or losses on derivatives, including agriculturals, currencies, energy, interest rates, meats, metals, soft commodities and stock indices contracts, are included in realized and change in unrealized gain (loss) from trading in the consolidated statement of operations.

Line Item in Consolidated Statement	For years ended December 31,
of Operations	2011	2010	2009

Net gain (loss) from futures and forward trading

Realized	$(24,697,561)	$86,593,970	$(26,368,046)
Change in unrealized	(27,921,376)	21,946,823	9,175,197
Total realized and changed in unrealized net gain (loss) from futures and forward trading	(52,618,937)	108,540,793	(17,192,849)
Net gain (loss) from equity options
Realized	3,921,096	—	—
Change in unrealized	—	—	—
Total realized and changed in unrealized net gain (loss) from equity options trading	3,921,096	—	—
Total realized and changed in unrealized net gain (loss) from futures, forward and equity options trading	$(48,697,841)	$108,540,793	$(17,192,849)

NOTE 11.  SUBSEQUENT EVENTS

The Partnership has evaluated subsequent events for potential recognition and/or disclosure.  Subsequent to December 31, 2011, there were contributions and redemptions totaling approximately $7,288,000 and $18,793,000 respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois on the 22nd day of February, 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2012.

Signature	Title

/s/ David M. Kavanagh	President (Principal Executive Officer)
David M. Kavanagh

/s/ Maureen O’Rourke	Chief Financial Officer (Principal Financial and Accounting Officer)
Maureen O’Rourke

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1(1)	Third Amended and Restated Limited Partnership Agreement of the Registrant.

3.2(2)	Certificate of Limited Partnership of the Registrant.

10.1(3)	Form of Advisory Contract among the Registrant, Dearborn Capital Management, L.L.C., the trading advisor and the trading company

10.2(4)	Subscription Agreement and Power of Attorney.

10.3(5)	Request for Redemption Form.

10.4(3)	Operating Agreement of GP Cash Management, LLC.

10.5(3)	Form of LLC operating agreement governing each Trading Company.

10.6(6)	Transfer of Claim Agreement dated December 16, 2011.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1(7)

The following financial statements from Grant Park’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

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

(2)                       Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.

(3)                       Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-153862) and incorporated herein by reference.

(4)                       Included as Appendix B to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-153862).

(5)                       Included as Appendix D to the prospectus which is part of the Registrant’s Registration Statement on Form S-1 (File No. 333-153862).

(6)                       Filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on December 19, 2011 (File No. 000-50316) and incorporated herein by reference.

(7)                       In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.1 shall not be deemed to be “filed” for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.