Form 10-Q
period 2012-03-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2012-05-15
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  March 31, 2012

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

QUARTER ENDED MARCH 31, 2012

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Equity in brokers’ trading accounts:
Securities owned, at fair value (cost $19,417,662 and $66,603,904, respectively)	$19,448,367	$66,744,630
Cash	99,524,480	27,781,186
Unrealized gain (loss) on open contracts, net	299,080	8,025,123
Total equity in brokers’ trading accounts	119,271,927	102,550,939
Cash and cash equivalents	190,695,301	271,405,439
Securities owned, at fair value (cost $463,175,524 and $464,530,065, respectively)	463,591,009	464,744,436
Interest receivable	43,432	88,659
Total assets	$773,601,669	$838,789,473

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Brokerage commission payable	$4,347,062	$4,866,939
Accrued incentive fees	1,862,811	381,337
Organization and offering costs payable	184,687	200,428
Accrued operating expenses	159,904	173,782
Pending partner additions	3,617,770	3,590,048
Redemptions payable	19,101,210	30,734,748
Total liabilities	29,273,444	39,947,282

Partners’ Capital (Net Asset Value)
General Partner
Class A (2,499.78 and 3,008.66 units outstanding at March 31, 2012 and December 31, 2011)	3,193,002	3,898,734
Class B (0 and 427.01 units outstanding at March 31, 2012 and December 31, 2011)	—	469,305
Legacy 1 Class (1,025.00 units outstanding at both March 31, 2012 and December 31, 2011)	926,925	935,031
Legacy 2 Class (1,000.00 units outstanding at both March 31, 2012 and December 31, 2011)	894,704	903,063
Global 1 Class (1,372.89 units outstanding at both March 31, 2012 and December 31, 2011)	1,192,733	1,200,376
Global 2 Class (1,974.70 units outstanding at both March 31, 2012 and December 31, 2011)	1,698,511	1,710,523
Global 3 Class (0 and 500.00 units outstanding at March 31, 2012 and December 31, 2011)	—	411,298
Limited Partners
Class A (30,236.66 and 32,119.81 units outstanding at March 31, 2012 and December 31, 2011, respectively)	38,621,730	41,622,105
Class B (382,184.00 and 419,169.11 units outstanding at March 31, 2012 and December 31, 2011, respectively)	413,341,260	460,685,410
Legacy 1 Class (4,992.34 and 5,210.84 units outstanding at March 31, 2012 and December 31, 2011, respectively)	4,514,662	4,753,458
Legacy 2 Class (15,778.15 and 16,534.92 units outstanding at March 31, 2012 and December 31, 2011, respectively)	14,116,773	14,932,071
Global 1 Class (13,736.68 and 14,017.11 units outstanding at March 31, 2012 and December 31, 2011, respectively)	11,934,052	12,255,712
Global 2 Class (30,420.19 and 30,586.54 units outstanding at March 31, 2012 and December 31, 2011, respectively)	26,165,552	26,494,677
Global 3 Class (280,028.44 and 277,864.25 units outstanding at March 31, 2012 and December 31, 2011, respectively)	227,728,321	228,570,428
Total partners’ capital (net asset value)	744,328,225	798,842,191
Total liabilities and partners’ capital (net asset value)	$773,601,669	$838,789,473

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

March 31, 2012

(Unaudited)

Futures, Forwards, and Options on Futures Contracts

	Expiration	No. of Contracts		Unrealized gain/(loss) on open long	Percent of Partners’ Capital (Net Asset	Unrealized gain/(loss) on open short	Percent of Partners’ Capital (Net Asset	Net unrealized gain/(loss) on open	Percent of Partners’ Capital (Net
	Dates	Long	Short	contracts	Value)	contracts	Value)	contracts	Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals				$3,334,762	0.45%	$(526,072)	(0.07)%	$2,808,690	0.38%
Currencies				$496,243	0.07%	$(447,618)	(0.06)%	$48,625	0.01%
Energy				$(1,536,951)	(0.21)%	$2,367,310	0.32%	$830,359	0.11%
Interest rates				$(63,821)	(0.01)%	$(821,746)	(0.11)%	$(885,567)	(0.12)%
Meats				$(46,928)	(0.00)%	$812,066	0.11%	$765,138	0.11%
Metals				$(141,835)	(0.02)%	$(108,069)	(0.01)%	$(249,904)	(0.03)%
Soft commodities				$(265,889)	(0.03)%	$1,290,207	0.17%	$1,024,318	0.14%
Stock indices and single stock futures				$3,307,928	0.44%	$73,508	0.01%	$3,381,436	0.45%
Total U.S. Futures Positions				$5,083,509		$2,639,586		$7,723,095

Foreign Futures Positions:
Agriculturals				$178,584	0.02%	$—	0.00%	$178,584	0.02%
Energy				$(1,385,050)	(0.19)%	$(171)	0.00%	$(1,385,221)	(0.19)%
Interest rates				$3,561,128	0.48%	$(306,255)	(0.04)%	$3,254,873	0.44%
Metals
Aluminum	4/18/2012-6/19/2013	1,931	2,164	$(13,295,342)	(1.79)%	$10,914,380	1.47%	$(2,380,962)	(0.32)%
Other metals				$(6,104,951)	(0.82)%	$2,100,956	0.28%	$(4,003,995)	(0.54)%
Soft commodities				$(55,461)	(0.01)%	$3,633	0.00%	$(51,828)	(0.01)%
Stock indices				$(113,465)	(0.01)%	$466,755	0.06%	$353,290	0.05%
Total Foreign Futures Positions				$(17,214,557)		$13,179,298		(4,035,259)
Total Futures Contracts				$(12,131,048)	(1.63)%	$15,818,884	2.13%	$3,687,836	0.50%

Forward Contracts *
Currencies				$(976,170)	(0.13)%	$(2,409,806)	(0.32)%	$(3,385,976)	(0.45)%

Options on Futures Contracts*
U.S. stock indices				$1,958	0.00%	$(4,738)	0.00%	$(2,780)	0.00%
Total Futures, Forward and Options on Futures and Forward Contracts				$(13,105,260)	(1.76)%	$13,404,340	1.80%	$299,080	0.04%

*                     No individual futures, forward, or options on futures contract position, other than those presented, constituted greater than 1 percent of partners’ capital (net asset value).  Accordingly, the number of contracts and the expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2012

(Unaudited)

U.S. Government securities in brokers’ trading accounts**

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$19,450,000	4/5/2012-6/28/2012	U.S. Treasury Bills, 0.04-0.07% (cost $19,417,662)	$19,448,367	2.61%

**               Pledged as collateral for the trading of futures, forward and options on futures contracts.

Securities owned

Bank deposits

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$41,000,000	5/1/2012-10/19/2012	U.S. Certificates of deposit, 0.4-0.5% (cost $40,999,662)	$41,064,524	5.52%

U.S. Commercial paper

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$42,945,000	5/1/2012-6/29/2012	U.S. Commercial paper, 0.3-0.7% (cost $42,885,230)	$42,905,039	5.76%

U.S. Government-sponsored enterprises

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$275,925,000	9/23/2013-12/15/2014	Federal Farm Credit Bank, 0.2-1.6%	$276,016,569	37.08%
$67,500,000	3/6/2013-10/27/2014	Federal Home Loan Bank, 0.2-0.9%	$67,591,697	9.08%
$12,000,000	1/9/2015	Federal Agricultural Mortgage Corporation, 0.9%	$12,024,327	1.62%
	Total U.S. Government-sponsored enterprises (cost $355,336,739)		$355,632,593	47.78%

U.S. Government securities

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$24,000,000	6/28/2012	U.S. Treasury Bills, 0.2% (cost $23,953,893)	$23,988,853	3.22%

	Fair Value	Percent of Partners’ Capital (net asset value)
Total securities owned	$463,591,009	62.28%

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

*                     No individual futures, forward, or options on futures contract position, other than those presented, constituted greater than 1 percent of partners’ capital (net asset value).  Accordingly, the number of contracts and the expiration dates are not presented.

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

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended March 31,
	2012	2011
	(Unaudited)

Net trading gains (losses)
Net gain (loss) from futures and forward trading
Realized	$13,792,108	$21,313,660
Change in unrealized	(7,640,108)	(11,162,525)
Commissions	(2,970,555)	(3,316,550)
Net gains (losses) from futures and forward trading	3,181,445	6,834,585
Net gain (loss) from equities, equity options and exchange-traded funds
Realized	—	(454,595)
Change in unrealized	—	462,163
Commissions	—	(113,022)
Net gains (losses) from equities, equity options and exchange-traded funds	—	(105,454)

Total trading gains (losses)	3,181,445	6,729,131

Net investment income (loss)
Income
Dividend income	—	33,962
Interest income	496,088	939,118

Total income	496,088	973,080

Expenses from operations
Dividend expense	—	40,063
Brokerage commission	11,343,441	13,659,601
Incentive fees	1,862,811	1,655,846
Organizational and offering costs	571,843	653,463
Operating expenses	495,092	571,595

Total expenses	14,273,187	16,580,568

Net investment loss	$(13,777,099)	$(15,607,488)

Net loss	$(10,595,654)	$(8,878,357)

Net loss per unit from operations (based on weighted average number of units outstanding during the period) and decrease in net asset value per unit for the period:

General Partner & Limited Partner Class A Units	$(18.52)	$(11.92)
General Partner & Limited Partner Class B Units	$(17.52)	$(12.21)
General Partner & Limited Partner Legacy 1 Class Units	$(7.91)	$(2.42)
General Partner & Limited Partner Legacy 2 Class Units	$(8.36)	$(3.21)
General Partner & Limited Partner Global 1 Class Units	$(5.57)	$(6.28)
General Partner & Limited Partner Global 2 Class Units	$(6.08)	$(6.84)
General Partner & Limited Partner Global 3 Class Units	$(9.37)	$(11.31)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Three Months Ended March 31, 2012

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount

Partners’ capital, (net asset value) December 31, 2011	3,008.66	$3,898,734	32,119.81	$41,622,105	427.01	$469,305	419,169.11	$460,685,410	1,025.00	$935,031	5,210.84	$4,753,458	1,000.00	$903,063	16,534.92	$14,932,071
Contributions	—	—	—	—	—	—	—	—	—	—	40.15	36,650	—	—	604.88	548,158
Redemptions	(508.88)	(650,000)	(1,883.15)	(2,435,481)	(427.01)	(461,824)	(36,985.11)	(40,528,157)	—	—	(258.65)	(236,856)	—	—	(1,361.65)	(1,224,278)
Net loss	—	(55,732)	—	(564,894)	—	(7,481)	—	(6,815,993)	—	(8,106)	—	(38,590)	—	(8,359)	—	(139,178)
Partners’ capital, (net asset value) March 31, 2012	2,499.78	$3,193,002	30,236.66	$38,621,730	—	$—	382,184.00	$413,341,260	1,025.00	$926,925	4,992.34	$4,514,662	1,000.00	$894,704	15,778.15	$14,116,773

Net asset value per unit at December 31, 2011	$1,295.84	$1,099.04	$912.23	$903.06
Net asset value per unit at March 31, 2012	$1,277.32	$1,081.52	$904.32	$894.70

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount

Partners’ capital, (net asset value) December 31, 2011	1,372.89	$1,200,376	14,017.11	$12,255,712	1,974.70	$1,710,523	30,586.54	$26,494,677	500.00	$411,298	277,864.25	$228,570,428	$798,842,191
Contributions	—	—	332.65	293,420	—	—	1,306.58	1,141,500	—	—	11,771.49	9,724,701	11,744,429
Redemptions	—	—	(613.08)	(537,393)	—	—	(1,472.93)	(1,281,661)	(500.00)	(406,616)	(9,607.30)	(7,900,475)	(55,662,741)
Net loss	—	(7,643)	—	(77,687)	—	(12,012)	—	(188.964)	—	(4,682)	—	(2,666,333)	(10,595,654)
Partners’ capital, (net asset value) March 31, 2012	1,372.89	$1,192,733	13,736.68	$11,934,052	1,974.70	$1,698,511	30,420.19	$26,165,552	—	$—	280,028.44	$227,728,321	$744,328,225

Net asset value per unit at December 31, 2011	$874.34	$866.22	$822.60
Net asset value per unit at March 31, 2012	$868.77	$860.14	$813.23

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Three Months Ended March 31, 2011

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount

Partners’ capital, (net asset value) December 31, 2010	3,008.66	$4,478,872	40,362.54	$60,086,201	427.01	$542,672	498,484.71	$633,504,348	1,025.00	$1,050,542	5,908.00	$6,055,220	1,000.00	$1,019,793	6,361.06	$6,486,967
Contributions	—	—	—	—	—	—	—	—	—	—	124.08	128,000	—	—	2,015.11	2,066,519
Redemptions	—	—	(531.98)	(795,590)	—	—	(13,196.95)	(16,764,389)	—	—	(490.12)	(504,278)	—	—	(63.32)	(65,224)
Net loss	—	(35,884)	—	(471,439)	—	(5,216)	—	(5,934,982)	—	(2,481)	—	(12,296)	—	(3,209)	—	(37,551)
Partners’ capital, (net asset value) March 31, 2011	3,008.66	$4,442,988	39,830.56	$58,819,172	427.01	$537,456	485,287.76	$610,804,977	1,025.00	$1,048,061	5,541.96	$5,666,646	1,000.00	$1,016,584	8,312.85	$8,450,711

Net asset value per unit at December 31, 2010	$1,488.66	$1,270.86	$1,024.92	$1,019.79
Net asset value per unit at March 31, 2011	$1,476.74	$1,258.65	$1,022.50	$1,016.58

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount

Partners’ capital, (net asset value) December 31, 2010	1,044.66	$1,028,338	10,133.38	$9,975,048	1,181.06	$1,155,098	18,631.40	$18,221,772	500.00	$473,009	156,270.73	$147,834,890	$891,912,770
Contributions	—	—	1,463.83	1,441,940	173.26	170,000	2,195.28	2,151,424	—	—	32,966.67	31,201,996	37,159,879
Redemptions	—	—	(324.86)	(318,172)	—	—	(618.82)	(606,770)	—	—	(3,998.46)	(3,753,708)	(22,808,131)
Net loss	—	(6,562)	—	(73,393)	—	(9,815)	—	(141,129)	—	(5,654)	—	(2,138,746)	(8,878,357)
Partners’ capital, (net asset value) March 31, 2011	1,044.66	$1,021,776	11,272.35	$11,025,423	1,354.32	$1,315,283	20,207.86	$19,625,297	500.00	$467,355	185,238.94	$173,144,432	$897,386,161

Net asset value per unit at December 31, 2010	$984.38	$978.01	$946.02
Net asset value per unit at March 31, 2011	$978.10	$971.17	$934.71

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business: Grant Park Futures Fund Limited Partnership (the “Partnership”) was organized as a limited partnership under Illinois law in August 1988 and will continue until December 31, 2027, unless sooner terminated as provided for in its Limited Partnership Agreement. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission (“CFTC”), an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of futures commission merchants (“FCMs”) and interbank and other market makers through which the Partnership trades. The Partnership is a registrant with the Securities and Exchange Commission (“SEC”) and, accordingly, is subject to the regulatory requirements under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

The Partnership engages in the speculative trading of futures and forward contracts for commodities, financial instruments or currencies, any rights pertaining thereto and any options thereon, or on physical commodities, equities, listed options, and broad-based exchange-traded funds. The Partnership may also engage in hedge, arbitrage and cash trading of commodities and futures.

The Partnership is a multi-advisor pool that carries out its purpose through trading by independent professional commodity trading advisors retained by Dearborn Capital Management, L.L.C. (the “General Partner”), the Partnership and the Partnership’s subsidiary limited liability trading companies (each, a “Trading Company” and collectively, the “Trading Companies”). The Trading Companies were set up to, among other things, segregate risk by commodity trading advisor. Effectively, this structure isolates one trading advisor from another and any losses from one Trading Company will not carry over to the other Trading Companies. The following is a list of the Trading Companies, for which the Partnership is the sole member and all of which were organized as Delaware limited liability companies:

GP 1, LLC (“GP 1”)	GP 7, LLC (“GP 7”)	GP 12, LLC (“GP 12”)
GP 3, LLC (“GP 3”)	GP 8, LLC (“GP 8”)	GP 14, LLC (“GP 14”)
GP 4, LLC (“GP 4”)	GP 9, LLC (“GP 9”)	GP 15, LLC (“GP 15”)
GP 5, LLC (“GP 5”)	GP 10, LLC (“GP 10”)	GP 16, LLC (“GP 16”)
GP 6, LLC (“GP 6”)	GP 11, LLC (“GP 11”)

There were no assets allocated to GP 6 and GP 11 as of March 31, 2012 and December 31, 2011.

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

Revenue recognition: Futures, options on futures, forward contracts, investments in equity securities, exchange traded funds and equity options are recorded on a trade date basis and realized gains or losses are recognized when contracts/positions are liquidated. Unrealized gains or losses on open contracts/positions (the difference between contract trade price and market price) or securities are reported in the consolidated statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with FASB ASC 210-20, Balance Sheet, Offsetting. Any change in net unrealized gain or loss from the preceding period is reported in the consolidated statement of operations. Interest income and expense is recognized under the accrual basis.  Dividend income and expense is recognized on the ex-dividend date.

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

The Partnership follows the provisions of ASC 740, Income Taxes. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2008. As of March 31, 2012, the Partnership has no material uncertain income tax positions and, accordingly, has not recorded a liability for the payment of interest or penalties.

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At March 31, 2012, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Statement of Cash Flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the periods ended March 31, 2012 and 2011 substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) were presented.

Recent accounting pronouncements: In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Partnership adopted ASU 2011-04 as of January 1, 2012 and the adoption did not have a material impact on its consolidated financial statements.

In November 2011, the FASB issued ASU 2011-11-Balance Sheet (Topic 210) containing new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  This guidance is effective for annual and interim periods beginning on or after January 1, 2013.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Partnership’s effective date is January 1, 2013 and management is currently assessing the impact on its future consolidated financial statements.

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

Level 3. Inputs that are unobservable for the asset or liability.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Partnership values bank deposits, which consist of certificates of deposit, at face value plus accrued interest, which approximates fair value based on prevailing interest rates, and these financial instruments are classified in Level 2 of the fair value hierarchy. The Partnership values forward contracts based on third-party quoted dealer values on the Interbank market, and forward contracts are classified in Level 2.  The Partnership believes that the carrying amounts of other assets and liabilities approximate the fair values of such items due to their short maturity or comparable interest rates and are classified as Level 1 of the fair value hierarchy.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$19,448,367	$—	$—	$19,448,367
U.S. and foreign futures contracts	3,687,836	—	—	3,687,836
Forward contracts	—	(3,385,976)	—	(3,385,976)
Options on futures contracts	(2,780)	—	—	(2,780)
Cash and cash equivalents
Bank deposits	—	13,432	—	13,432
U.S. Commercial paper	187,107,872	—	—	187,107,872
Securities owned
Bank deposits	—	41,064,524	—	41,064,524
U.S. Commercial paper	42,905,039	—	—	42,905,039
U.S. Government-sponsored enterprises	355,632,593	—	—	355,632,593
U.S. Government securities	23,988,853	—	—	23,988,853

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 10.  See the consolidated condensed schedule of investments for additional detail categorization.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

Assets	Level 1	Level 2	Level 3	Total

Equity in brokers’ trading accounts
U.S. Government securities	$66,744,630	$—	$—	$66,744,630
U.S. and foreign futures contracts	5,567,077	—	—	5,567,077
Forward contracts	—	2,462,328	—	2,462,328
Options on futures contracts	(4,282)	—	—	(4,282)
Cash and cash equivalents
Bank deposits	—	3,133,349	—	3,133,349
U.S. Commercial paper	264,772,440	—	—	264,772,440
Securities owned
Bank deposits	—	41,037,669	—	41,037,669
U.S. Commercial paper	31,279,645	—	—	31,279,645
U.S. Government-sponsored enterprises	368,449,795	—	—	368,449,795
U.S. Government securities	23,977,327	—	—	23,977,327

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 10.  See the consolidated condensed schedule of investments for additional detail categorization.

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no significant transfers among levels 1, 2 and 3 during the three months ended March 31, 2012 and year ended December 31, 2011.

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

Note 4.   Commodity Trading Advisors

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors. Each Trading Company has entered into an advisory contract with its own Advisor. The commodity trading advisors are Alder Capital Limited, Amplitude Capital International Limited, Denali Asset Management, LLLP, EMC Capital Management, Inc., Eckhardt Trading Co., Global Advisors Jersey Limited, Quantitative Investment Management LLC, Rabar Market Research, Inc., Sunrise Capital Partners, LLC, Transtrend B.V., Winton Capital Management Limited, and Welton Investment Corporation (collectively, the “Advisors”). The Advisors are paid a consulting fee, either monthly or quarterly, ranging from 0 percent to 3 percent per annum of the Partnership’s month-end allocated net assets and a quarterly incentive fee ranging from 20 percent to 26 percent of the new trading profits on the allocated net assets of the Advisor.

Note 5.  General Partner and Related Party Transactions

The General Partner shall at all times, so long as it remains a general partner of the Partnership, own Units in the Partnership: (i) in an amount sufficient, in the opinion of counsel for the Partnership, for the Partnership to be taxed as a partnership rather than as an association taxable as a corporation; and (ii) during such time as the Units are registered for sale to the public, in an amount at least equal to the greater of: (a) 1 percent of all capital contributions of all Partners to the Partnership; or (b) $25,000; or such other amount satisfying the requirements then imposed by the North American Securities Administrators Association, Inc. (“NASAA”) Guidelines. Further, during such time as the Units are registered for sale to the public, the General Partner shall, so long as it remains a general partner of the Partnership, maintain a net worth (as such term may be defined in the NASAA Guidelines) at least equal to the greater of: (i) 5 percent of the total capital contributions of all partners and all limited partnerships to which it is a general partner (including the Partnership) plus 5 percent of the Units being offered for sale in the Partnership; or (ii) $50,000; or such other amount satisfying the requirements then imposed by the NASAA Guidelines. In no event, however, shall the General Partner be required to maintain a net worth in excess of $1,000,000 or such other maximum amount satisfying the requirements then imposed by the NASAA Guidelines.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Total return — Class A Units	(1.43)%	(0.80)%
Total return — Class B Units	(1.59)%	(0.96)%
Total return-Legacy 1 Class Units	(0.87)%	(0.24)%
Total return-Legacy 2 Class Units	(0.93)%	(0.31)%
Total return-Global 1 Class Units	(0.64)%	(0.64)%
Total return-Global 2 Class Units	(0.70)%	(0.70)%
Total return-Global 3 Class Units	(1.14)%	(1.20)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	6.40%	6.64%
Incentive fees (2)	0.24%	0.18%
Total expenses	6.64%	6.82%
Net investment loss (1) (3)	(6.14)%	(6.21)%

(1)         Annualized.

(2)         Not annualized.

(3)         Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three months ended March 31, 2012 and 2011 (annualized).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The following per unit performance calculations reflect activity related to the Partnership for the three months ended March 31, 2012 and 2011.

Class A Units

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,295.84	$1,488.66
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	4.84	13.37
Expenses net of interest and dividend income*	(23.36)	(25.29)
Total income (loss) from operations	(18.52)	(11.92)
Net asset value per unit at end of period	$1,277.32	$1,476.74

Class B Units

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,099.04	$1,270.86
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	4.27	11.49
Expenses net of interest and dividend income*	(21.79)	(23.70)
Total income (loss) from operations	(17.52)	(12.21)
Net asset value per unit at end of period	$1,081.52	$1,258.65

Legacy 1 Class Units

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$912.23	$1,024.92
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading *	3.31	9.35
Expenses net of interest and dividend income*	(11.22)	(11.77)
Total income (loss) from operations	(7.91)	(2.42)
Net asset value per unit at end of period	$904.32	$1,022.50

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Legacy 2 Class Units

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$903.06	$1,019.79
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	3.38	9.25
Expenses net of interest and dividend income*	(11.74)	(12.46)
Total income (loss) from operations	(8.36)	(3.21)
Net asset value per unit at end of period	$894.70	$1,016.58

Global 1 Class Units

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$874.34	$984.38
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	3.38	2.47
Expenses net of interest and dividend income*	(8.95)	(8.75)
Total income (loss) from operations	(5.57)	(6.28)
Net asset value per unit at end of period	$868.77	$978.10

Global 2 Class Units

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$866.22	$978.01
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	3.38	2.47
Expenses net of interest and dividend income*	(9.46)	(9.31)
Total income (loss) from operations	(6.08)	(6.84)
Net asset value per unit at end of period	$860.14	$971.17

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Global 3 Class Units

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$822.60	$946.02
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	3.29	2.52
Expenses net of interest and dividend income*	(12.66)	(13.83)
Total income (loss) from operations	(9.37)	(11.31)
Net asset value per unit at end of period	$813.23	$934.71

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

The amount of required margin and good faith deposits with the FCMs and interbank market makers usually ranges from 5% to 35% of the Partnership’s net asset value. The fair value of securities held to satisfy such requirements at March 31, 2012 and December 31, 2011 was $19,448,367 and $66,744,630, respectively, which was 2.6% and 8.4% of the net asset value, respectively. The cash deposited with interbank market makers at March 31, 2012 and December 31, 2011 was $21,011,953 and $1,880,107, respectively, which was 2.8% and 0.2% of the net asset value, respectively.

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

The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05. For the three months ended March 31, 2012 and 2011 the monthly average futures contracts, forward contracts, options on futures contracts and equity options bought and sold was 7,452 and 8,273, respectively. The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments

Type of Contract	Asset Derivatives* 3/31/2012	Liability Derivatives* 3/31/2012	Fair Value

Agriculturals contracts	$3,664,206	$(676,932)	$2,987,274
Currencies contracts	4,178,323	(7,515,674)	(3,337,351)
Energy contracts	2,971,669	(3,526,531)	(554,862)
Interest rates contracts	4,418,911	(2,049,605)	2,369,306
Meats contracts	812,396	(47,258)	765,138
Metals contracts	19,156,669	(25,791,530)	(6,634,861)
Soft commodities contracts	1,560,426	(587,936)	972,490
Stock indices contracts	5,653,487	(1,921,541)	3,731,946

	$42,416,087	$(42,117,007)	$299,080

*The fair values of all asset and liability derivatives, including agriculturals, currencies, energy, interest rates, meats, metals, soft commodities and stock indices contracts, are included in unrealized gain (loss) on open contracts within equity in broker trading accounts in the consolidated statement of financial condition.

Fair Values of Derivative Instruments

Type of Contract	Asset Derivatives* 12/31/2011	Liability Derivatives* 12/31/2011	Fair Value
Agriculturals contracts	$745,901	$(2,009,329)	$(1,263,428)
Currencies contracts	7,718,062	(2,267,778)	5,450,284
Energy contracts	3,542,499	(978,732)	2,563,767
Interest rates contracts	5,746,860	(1,390,261)	4,356,599
Meats contracts	109,127	(206,166)	(97,039)
Metals contracts	33,643,473	(37,940,473)	(4,297,000)
Soft commodities contracts	1,114,674	(442,639)	672,035
Stock indices contracts	1,071,101	(431,196)	639,905

	$53,691,697	$(45,666,574)	$8,025,123

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended

March 31, 2012 and 2011

Type of Contract	Three Months Ended March 31, 2012*	Three Months Ended March 31, 2011*

Agriculturals contracts	$(3,640,157)	$(1,985,095)
Currencies contracts	(15,310,478)	2,000,811
Energy contracts	16,483,097	18,742,824
Interest rates contracts	(15,994,930)	(11,398,041)
Meats contracts	104,952	3,001,101
Metals contracts	(5,715,264)	117,373
Soft commodities contracts	(798,746)	3,832,359
Stock indices and equity options contracts	31,023,526	(3,180,181)
	$6,152,000	$11,131,151

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

Line Item in Consolidated Statement of Operations	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Net gain (loss) from futures and forward trading
Realized	$13,792,108	$21,313,660
Change in unrealized	(7,640,108)	(11,162,525)
Total realized and changed in unrealized net gain (loss) from futures and forward trading	6,152,000	10,151,135
Net gain (loss) from equity options
Realized	—	274,887
Change in unrealized	—	705,129
Total realized and changed in unrealized net gain (loss) from equity options trading	—	980,016
Total realized and changed in unrealized net gain (loss) from futures, forward and equity options trading	$6,152,000	$11,131,151

Note 11.  Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure. Subsequent to March 31, 2012, there were contributions and redemptions totaling approximately $6,030,000 and $37,000, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Grant Park is a multi-advisor commodity pool organized to pool assets of its investors for the purpose of trading in the U.S. and international spot and derivatives markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities and underlies. The Partnership also engages in equity securities, listed options, broad based exchange traded funds, hedge, arbitrage and cash trading of commodities and futures. Grant Park has been in continuous operation since it commenced trading on January 1, 1989. Grant Park’s general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C., an Illinois limited liability company. The manager of Dearborn Capital Management, L.L.C. is David M. Kavanagh, its President.

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

There were no assets allocated to GP 6 and GP 11 as of March 31, 2012 and December 31, 2011.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors retained by the general partner. Alder Capital Limited (“Alder”), Amplitude Capital International Limited (“Amplitude”), Denali Asset Management, LLLP (“Denali”), EMC Capital Management, Inc. (“EMC”), Eckhardt Trading Co. (“ETC”), Global Advisors Jersey Limited (“Global Advisors”), Quantitative Investment Management LLC (“QIM”), Rabar Market Research, Inc. (“Rabar”), Sunrise Capital Partners, LLC (“Sunrise”), Transtrend B.V. (“Transtrend”), Welton Investment Corporation (“Welton”) and Winton Capital Management (“Winton”), serve as Grant Park’s commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of March 31, 2012, the general partner allocated Grant Park’s net assets through the respective Trading Companies among its core trading advisors Amplitude and Winton and non-core trading advisors Alder, Denali, EMC, ETC, Global Advisors, QIM, Rabar, Sunrise, Transtrend, and Welton. No more than twenty percent of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of March 31, 2012:

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three months ended March 31, 2012 and 2011, are set forth in the table below:

	Three Months Ended March 31,
	2012	2011
Total return — Class A units	(1.43)%	(0.80)%

Total return — Class B units	(1.59)%	(0.96)%

Total return — Legacy 1 Class units	(0.87)%	(0.24)%

Total return — Legacy 2 Class units	(0.93)%	(0.31)%

Total return — Global 1 Class units	(0.64)%	(0.64)%

Total return — Global 2 Class units	(0.70)%	(0.70)%

Total return — Global 3 Class units	(1.14)%	(1.20)%

Grant Park’s net asset value at March 31, 2012 was approximately $744.3 million, at December 31, 2011 was approximately $798.8 million and at March 31, 2011 was approximately $897.4 million.

The table below sets forth Grant Park’s trading gains or losses by sector for the three month periods ended March 31, 2012 and 2011.

	% Gain (Loss)
	Three Months Ended March 31,
Sector	2012	2011
Agriculturals	(0.5)%	—%
Currencies	(2.1)	(0.1)
Energy	2.2	1.8
Interest rates	(2.1)	(1.2)
Meats	—	0.3
Metals	(0.8)	0.1
Soft commodities	(0.1)	0.5
Stock indices, equities, equity options and exchange traded funds	4.2	(0.3)
Total	0.8%	1.1%

Three months ended March 31, 2012 compared to three months ended March 31, 2011

For the three months ended March 31, 2012, Grant Park had a negative return of approximately 1.4% for the Class A units, 1.6% for the Class B units, 0.9% for the Legacy 1 Class units, 0.9% for the Legacy 2 Class units, 0.6% for the Global 1 Class units, 0.7% for the Global 2 Class units and 1.1% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 0.8%, which were further increased by gains of approximately 0.1% from interest income. These trading gains were offset by approximately 2.3% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2011, Grant Park had a negative return of approximately 0.8% for the Class A units, 1.0% for the Class B units, 0.2% for the Legacy 1 Class units, 0.3% for the Legacy 2 Class units, 0.6% for the Global 1 Class units, 0.7% for the Global 2 Class units and 1.2% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 1.1%, which were further increased by gains of approximately 0.1% from interest income. These trading gains were offset by approximately 2.2% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three months ended March 31, 2012

Natural gas markets fell nearly 30% in the first quarter as U.S. Energy Information Administration reports showed steady increases to already elevated domestic inventory levels.  Reduced demand for natural gas caused by temperate climates across the U.S. also put pressure on prices.  Crude oil experienced modest declines due to speculation U.S. officials were considering tapping strategic oil reserves.

Soybean markets rallied sharply due to droughts in key South American farming regions and news of an agriculture trade agreement between the U.S. and China.  Sugar markets rose because of reports showing export delays and depressed production in Brazil.

Gold and silver markets moved higher as concerns surrounding the debt markets of Spain and Portugal and continued tensions between Iran and the West caused a surge in safe-haven demand.  Base metals also strengthened due to China’s decision to ease lending policies.  Hope that strength in the equity markets would drive long-term industrial demand higher helped boost base metals prices as well.

The euro finished stronger, holding onto early-quarter gains stemming from the announcement of the new Greek debt deal and bullish consumer confidence and manufacturing data from Germany.  The Swiss franc also moved higher against counterparts following reports showing the largest jump in consumer confidence seen since early 2011.  The Japanese yen weakened sharply due to data showing the current account surplus had fallen to a 15-year low and speculation of further monetary easing by the Bank of Japan.

The Japanese Nikkei 225 index rose nearly 20% as investors believed the sharp weakening of the yen would bode well for the nation’s export industries.  North American and European equity prices also moved higher, propelled by bullish economic indicators and hope that Greece would be able to recover from its recent debt crisis following the announcement of the new debt-restructuring plan.

U.S. Treasury markets declined from recent highs as investors shifted their focus toward riskier assets.  The German bund market only posted modest declines as the bearish effect of reduced safe-haven demand was nearly offset by increased bund demand caused by Moody’s Investor Services’ debt downgrading of several smaller European nations.

Key trading developments for Grant Park during the first three months of 2012 included the following:

Grant Park recorded gains and losses in the month of January. Class A units were down 0.00%, Class B units were down 0.06%, Legacy 1 Class units were up 0.18%, Legacy 2 Class units were up 0.17%, Global 1 Class units were up 0.39%, Global 2 Class units were up 0.37% and Global 3 Class units were up 0.22%.  European currencies generally rose against the U.S. dollar, following bullish news that the region’s financial outlook may be improving.  The euro strengthened following news that the International Monetary Fund was considering increasing aid to smaller European nations. The Swiss franc also posted gains following a jump in investor confidence, which was the largest since the second quarter of 2011.  The combination of unusually warm weather and increased supplies drove natural gas prices nearly 15% lower for the month. Crude oil markets posted modest gains due to ongoing supply concerns stemming from tension surrounding Iran.  In Asia, speculators drove Japanese equity markets higher on beliefs the Chinese government might stimulate the nation’s economy in response to data which showed decreasing inflation. North American equity markets also moved higher, supported by bullish domestic housing and manufacturing data and strong earnings reports by several key U.S. firms. European equity markets rose as investors believed Greece and its creditors were nearing an agreement on a new debt restructuring deal.  In the U.S. fixed-income markets, there was a sharp increase in demand for safe-haven assets after Standard & Poor’s downgraded French debt. Reports which showed weaker-than-expected GDP growth data for the U.S. also prompted buying in the debt markets, which drove prices higher.  Corn prices fell nearly 2% after recent supply concerns eased due to improved weather conditions in South America.  Wheat prices also declined, driven lower by U.S. Department of Agriculture reports which showed an upward revision to 2012 harvest estimates. In the livestock markets, increased buying by large commodity funds led to gains in the lean hogs and live cattle markets.  Concerns surrounding the Eurozone economy and tensions between Iran and the West caused an increase in demand for safe-haven assets, which drove gold and silver prices higher. Investors increased buying in an attempt to hedge against U.S inflation, which also played a role in driving precious metals prices higher. Base metals prices also moved higher due to an improved growth outlook for China and beliefs that the strength in the global equity markets will foster industrial demand.

Grant Park recorded gains in February. Class A units were up 0.80%, Class B units were up 0.75%, Legacy 1 Class units were up 1.00%, Legacy 2 Class units were up 0.98%, Global 1 Class units were up 0.96%, Global 2 Class units were up 0.94% and Global 3 Class units were up 0.79%.  The euro and Swiss franc posted strong gains against counterparts following the announcement of the new Greek debt plan.  Rising consumer confidence in Germany also boded well for the euro and franc.  The Japanese yen weakened sharply following reports the nation’s current account surplus had fallen to a 15-year low and on speculation of further monetary easing by the Bank of Japan.  Crude oil prices rallied nearly 10% due to potential supply concerns stemming from ongoing tensions between Iran and Western nations. U.S. Energy Information Administration Reports showing increased petroleum byproduct production supported crude oil prices.  Natural gas markets moved lower following decreased heating demand caused by this winter’s abnormally warm weather.  U.S. equity markets moved higher to levels unseen since pre-2008 due to optimistic economic data and strong earnings reports from key U.S. firms. European and Asian markets moved higher as well, fueled by optimism surrounding Greece and strong industrial production data from the UK, Germany, and China.  Positive economic data and an overall positive outlook for the Eurozone weighed on the global debt markets, moving prices lower. Moody’s Investors Service downgraded several European nations near month-end, which had a bullish impact on the Bund markets and nearly offset early-month losses.  Soybean prices rose after the release of strong U.S. grains export data and news the Chinese and U.S. governments had agreed to cooperate on farm trade.  Wheat markets registered profits because of reports the Russian government was contemplating another grain export tax.  Reports which showed depressed agriculture production in Brazil had a bullish effect on the sugar markets and drove prices over 12% higher.  Precious metals posted gains due to a surge in safe-haven buying amidst tensions regarding the Iranian nuclear program.  Speculation the U.S. government may begin another round of stimulus activity also added to precious metals profits. Base metals markets moved higher due to the Chinese government’s decision to ease lending policies and on the belief the signed Greek debt deal would help the ailing Eurozone economy.

Grant Park recorded losses in March. Class A units were down 2.21%, Class B units were down 2.27%, Legacy 1 Class units were down 2.03%, Legacy 2 Class units were down 2.04%, Global 1 Class units were down 1.97%, Global 2 Class units were down 1.99% and Global 3 Class units were down 2.13%.  The Japanese yen declined sharply as investors believed the Bank of Japan was considering new economic stimulus initiatives. The Swiss franc strengthened against international counterparts due to reports which showed an upward revision to recent economic growth data. The U.S. dollar also posted gains as investors moved their focus to the U.S. markets amidst growing concerns regarding the Eurozone debt markets.  Natural gas prices declined nearly 19% in March as steadily rising domestic inventories and mild temperatures across the U.S. put pressure on prices.  Crude oil markets fell due to speculation U.S. officials were considering tapping emergency oil reserves.  Decreased demand from China for crude oil also weighed on prices.  North American equity markets rallied due to bullish economic data in the U.S. and strong earnings forecasts for the first quarter.  Japanese equity indices rose to levels unseen since last year’s devastating earthquake due to strong forecasts for the nation’s export industries stemming from yen weakness.  German Bund prices declined because of early-month optimism surrounding the new Greek debt deal. U.S. Treasury markets also experienced setbacks as rallies in the equity markets and bullish intramonth economic indicators put pressure on demand for safe-haven assets.  Soybean prices moved higher due to increased demand for U.S. crops after severe droughts in South America impacted supplies.  Corn and wheat markets moved lower as favorable weather conditions in key U.S. farming regions lifted supply forecasts. Sugar prices also declined due to speculation global supplies could begin to outpace demand.  Precious metals markets fell due to a decrease in safe-haven demand fostered by bullish economic data in the U.S. Base metal markets declined as renewed Eurozone debt concerns, stemming from troubling reports in Spain and Portugal, weighed heavily on industrial demand forecasts.

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

The Japanese equity markets declined due to ongoing uncertainty surrounding the impact of March 2011’s earthquake on the nation’s growth prospects. Also weighing down the Japanese markets were concerns stemming from the ongoing crisis at key Japanese nuclear power facilities. North American equities moved steadily higher throughout the quarter, supported by positive economic data and increased investor risk appetite.  In Europe, easing concerns surrounding the financial stability of several smaller European nations drove equity share prices higher.

U.S. Treasury markets declined because of liquidations prompted by decreased risk-aversion. Positive economic indicators, including strong U.S. industrial production and employment data, supported an optimistic outlook for the global economy causing investors to exit debt positions.

Precious metals markets rallied due to safe-haven buying amidst tensions in Libya and ongoing inflation concerns. Silver markets underwent an especially large move, moving nearly 23% higher during the first quarter. Base metals markets produced mixed results in the first quarter due to conflicting global influences. Copper prices predominantly fell due to production disruptions in Japan and interest rate hikes in China. Others base metals, including aluminum and tin, moved higher for the quarter as strong economic data and rallies in the equity markets supported buying.

Key trading developments for Grant Park during the first three months of 2011 included the following:

Grant Park recorded losses in the month of January. Class A units were down 0.52%, Class B units were down 0.58%, Legacy 1 Class units were down 0.35%, Legacy 2 Class units were down 0.37%, Global 1 Class units were down 0.74%, Global 2 Class units were down 0.76% and Global 3 Class units were down 0.91%. Grains prices predominantly moved higher in January due to supply concerns stemming from severe flooding in Australia and poor weather conditions in South America. In the commodities markets, sugar prices also rose, driven by U.S. dollar weakness. Successful debt auctions in several smaller European nations were received as a sign that economic stability in the Eurozone may be improving and strengthened the euro against major counterparts. Adding to the euro rally was speculation European leaders were close to formalizing a plan for creating emergency financing for ailing European nations. Renewed optimism for the Eurozone weighed on the U.S. dollar and moved it lower against other major currencies. The British pound strengthened against counterparts as speculators believed recent inflation data might cause the Bank of England to raise interest rates sooner than previously expected. Speculators drove crude oil markets higher as supply concerns were raised by the closure of an 800-mile Alaskan pipeline. The political events in Egypt raised additional concerns about oil production in the region and also played a role in moving crude oil price higher. Natural gas markets also rose as abnormally cold temperatures served as a bullish influence on demand.  An improved economic outlook for Europe boded well for the global equity markets in January. North American, European, and Asian equity markets moved higher as optimism spurred investor risk appetite. Positive earnings reports and strong economic data from the U.S. and the Eurozone also drove markets higher. Global fixed-income markets endured setbacks due to decreased investor risk-aversion. Investors shifted their focus towards riskier assets and liquidated positions in the U.S. Treasury markets, which pushed prices sharply lower. In Europe, Bund prices fell as improving sentiment strengthened demand for European sovereign debt. The metals sector performed similarly to the fixed income markets as investor desire to pursue additional risk put heavy pressure on metal prices. A better economic outlook for Europe allowed investors to liquidate euro-hedging gold positions and caused a near 6% price decline. Base metals profited from strength in the global equity markets. Strong U.S. manufacturing data and better-than-expected earnings reports by manufacturing firms served as indicators that industrial demand may be on the rise, further supporting base metals prices.

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

A portion of each Trading Company’s assets is used as margin to support its trading. Margin requirements are satisfied by the deposit of U.S. Treasury bills, obligations of Government-sponsored enterprises and/or cash with brokers subject to CFTC regulations and various exchange and broker requirements.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of March 31, 2012 and December 31, 2011 and the trading gains/losses by market category for the three months ended March 31, 2012 and the year ended December 31, 2011. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of March 31, 2012, Grant Park’s net asset value was approximately $744.3 million. As of December 31, 2011, Grant Park’s net asset value was approximately $798.8 million.

	March 31, 2012
Market Sector	Value at Risk*	Trading Gain/(Loss)
Currencies	0.5%	(2.1)%
Interest rates	0.5	(2.1)
Energy	0.4	2.2
Stock indices	0.4	4.2
Agriculturals/softs/meats	0.2	(0.6)
Metals	0.1	(0.8)
Aggregate/Total	1.1%	0.8%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of March 31, 2012, by market sector.

Currencies

Exchange rate risk is a significant market exposure of Grant Park. Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs.

These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future. As of March 31, 2012, Grant Park was short the U.S. dollar against various major currencies including the British pound, Mexican peso, euro, New Zealand dollar, and Australian dollar, and long the U.S. dollar against the Swiss franc and Japanese yen.  In general, a weaker U.S. dollar against most major currencies would benefit Grant Park.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, Singapore, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of March 31, 2012, Grant Park was predominantly long interest rate instruments in the U.S., Eurozone, Canada, Australia, New Zealand, United Kingdom, Japan, and Mexico.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America.  As of March 31, 2012, the energy market exposure of Grant Park was predominantly long Brent crude oil, crude gas oil, gasoline Blendstock, heating oil, kerosene, Oman crude oil, and WTI crude oil, and short the natural gas and Phelix Baseload markets.  Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in these markets.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, Taiwan, South, Africa, India, Singapore, South Korea, and Australia. The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts. As of March 31, 2012, Grant Park was predominantly long indices in the U.S., Eurozone, Taiwan, Australia, South Africa, Singapore, Japan, Canada, Hong Kong, and short indices positions in India.  Static markets would not cause major market changes but would make it difficult for Grant Park to avoid being “whipsawed” into numerous small losses.

Agriculturals/Meats/Softs

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of March 31, 2012, in the grains markets, Grant Park had long positions in the milling wheat, oats, rapeseed, canola, soybeans, soybean oil, and soybean meal markets, and short the corn and wheat markets.  In the livestock markets, Grant Park was short feeder cattle, lean hogs, and live cattle.  In the foods/industrials markets Grant Park was short the cocoa, coffee, cotton, lumber, and orange juice, and long sugar and rubber.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel and zinc. As of March 31, 2012, in the precious metals sector Grant Park had long positions in gold and silver and short positions in palladium and platinum.  In the base metals markets, Grant Park was short aluminum, lead, and nickel, and long copper and zinc.

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

There was no change in Grant Park’s internal control over financial reporting in the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2011, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           None.

(b)           None.

Issuer Purchases of Equity Securities

(c)           The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended March 31, 2012.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)

01/01/12 through 01/31/12	1,282.97	$1,295.80	12,730.37	$1,098.39	15.53	$913.91	338.83	$904.56	254.88	$877.76	730.19	$869.39	2,387.53	$824.39	17,740.30	(2)

02/01/12 through 02/29/12	221.02	$1,306.19	12,492.12	$1,106.59	150.02	$923.02	145.14	$913.38	141.98	$886.21	461.29	$877.59	3,435.45	$830.95	17,047.02	(2)

03/01/12 through 03/31/12	888.04	$1,277.32	12,189.63	$1,081.52	93.10	$904.32	877.68	$894.70	216.22	$868.77	281.45	$860.14	4,284.32	$813.23	18,830.44	(2)

Total	2,392.03	$1,289.90	37,412.12	$1,095.63	258.65	$915.74	1,361.65	$899.14	613.08	$876.55	1,472.93	$870.19	10,107.30	$821.89	53,617.76	(2)

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

101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements. +

+  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.1 shall not be deemed to be “filed” for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: May 15, 2012	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)