Form 10-Q
period 2012-06-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2012-08-14
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2012

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

QUARTER ENDED June 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	June 30,
	2012	December 31, 2011
	(Unaudited)
Assets
Equity in brokers’ trading accounts:
Securities owned, at fair value (cost $0 and $66,603,904, respectively)	$—	$66,744,630
Cash	111,903,759	27,781,186
Unrealized gain (loss) on open contracts, net	(435,525)	8,025,123
Total equity in brokers’ trading accounts	111,468,234	102,550,939
Cash and cash equivalents	248,991,996	271,405,439
Securities owned, at fair value (cost $386,275,521 and $464,530,065, respectively)	386,429,793	464,744,436
Interest and dividends receivable	51,655	88,659
Total assets	$746,941,678	$838,789,473
Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Brokerage commission payable	$4,106,720	$4,866,939
Accrued incentive fees	4,317,417	381,337
Organization and offering costs payable	177,111	200,428
Accrued operating expenses	153,215	173,782
Pending partner additions	4,628,978	3,590,048
Redemptions payable	12,368,291	30,734,748
Total liabilities	25,751,732	39,947,282
Partners’ Capital (Net Asset Value)
General Partner
Class A (2,499.78 and 3,008.66 units outstanding at June 30, 2012 and December 31, 2011)	3,225,059	3,898,734
Class B (0 and 427.01 units outstanding at June 30, 2012 and December 31, 2011)	—	469,305
Legacy 1 Class (1,025.00 units outstanding at both June 30, 2012 and December 31, 2011)	941,512	935,031
Legacy 2 Class (1,000.00 units outstanding at both June 30, 2012 and December 31, 2011)	907,587	903,063
Global 1 Class (1,372.89 units outstanding at both June 30, 2012 and December 31, 2011)	1,213,249	1,200,376
Global 2 Class (1,974.70 units outstanding at both June 30, 2012 and December 31, 2011)	1,726,488	1,710,523
Global 3 Class (0 and 500.00 units outstanding at June 30, 2012 and December 31, 2011)	—	411,298
Limited Partners
Class A (28,123.85 and 32,119.81 units outstanding at June 30, 2012 and December 31, 2011 respectively)	36,283,670	41,622,105
Class B (361,243.70 and 419,169.11 units outstanding at June 30, 2012 and December 31, 2011 respectively)	394,002,081	460,685,410
Legacy 1 Class (4,849.38 and 5,210.84 units outstanding at June 30, 2012 and December 31, 2011 respectively)	4,454,391	4,753,458
Legacy 2 Class (14,860.41 and 16,534.92 units outstanding at June 30, 2012 and December 31, 2011 respectively)	13,487,122	14,932,071
Global 1 Class (10,857.82 and 14,017.11 units outstanding at June 30, 2012 and December 31, 2011 respectively)	9,595,236	12,255,712
Global 2 Class (29,559.55 and 30,586.54 units outstanding at June 30, 2012 and December 31, 2011 respectively)	25,844,077	26,494,677
Global 3 Class (278,752.82 and 277,864.25 units outstanding at June 30, 2012 and December 31, 2011 respectively)	229,509,474	228,570,428
Total partners’ capital (net asset value).	721,189,946	798,842,191
Total liabilities and partners’ capital (net asset value)	$746,941,678	$838,789,473

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

June 30, 2012

(Unaudited)

Futures, Forwards, and Options on Futures Contracts

	Expiration	No. of Contracts		Unrealized gain/(loss) on open long	Percent of Partners’	Unrealized gain/(loss) on open short	Percent of Partners’	Net unrealized gain/(loss) on	Percent of Partners’
	Dates	Long	Short	contracts	Capital	contracts	Capital	open contracts	Capital

Futures Contracts *
U.S. Futures Positions:
Agriculturals				$2,577,771	0.36%	$(568,993)	(0.08)%	$2,008,778	0.28%
Currencies				$353,709	0.05%	$(1,418,186)	(0.20)%	$(1,064,477)	(0.15)%
Energy				$52,425	0.01%	$(1,864,131)	(0.26)%	$(1,811,706)	(0.25)%
Interest rates				$428,206	0.06%	$22,537	0.00%	$450,743	0.06%
Meats				$79,297	0.01%	$(183,201)	(0.03)%	$(103,904)	(0.02)%
Metals				$13,130	0.00%	$(885,003)	(0.12)%	$(871,873)	(0.12)%
Soft commodities				$72,047	0.01%	$(776,383)	(0.11)%	$(704,336)	(0.10)%
Stock indices and single stock futures				$3,787,617	0.53%	$(807)	(0.00)%	$3,786,810	0.53%
Total U.S. Futures Positions				$7,364,202		$(5,674,167)		$1,690,035

Foreign Futures Positions:
Agriculturals				$138,412	0.02%	$—	(0.00)%	$138,412	0.02%
Energy				$184,315	0.03%	$(647,810)	(0.09)%	$(463,495)	(0.06)%
Interest rates				$(289,795)	(0.04)%	$27,355	0.00%	$(262,440)	(0.04)%
Metals

Aluminum	7/18/2012-9/18/2013	1,524	2,279	$(10,969,279)	(1.52)%	$11,369,835	1.58%	$400,556	0.06%
Other Metals				$(5,601,721)	(0.78)%	$3,898,258	0.54%	$(1,703,463)	(0.24)%
Soft commodities				$69,000	0.01%	$32,998	0.00%	$101,998	0.01%
Stock indices				$1,852,694	0.26%	$(1,247,326)	(0.17)%	$605,368	0.09%
Total Foreign Futures Positions				$(14,616,374)		$13,433,310		$(1,183,064)
Total Futures Contracts				$(7,252,172)	(1.01)%	$7,759,143	1.08%	$506,971	0.07%

Forward Contracts *
Currencies				$1,714,462	0.24%	$(2,683,936)	(0.37)%	$(969,474)	(0.13)%

Options on Futures and Forward Contracts *
U.S. stock indices				$1,086	0.00%	$(2,782)	(0.00)%	$(1,696)	(0.00)%
Currencies				$28,702	0.00%	$(28)	(0.00)%	$28,674	0.00%
Total Options on Futures and Forward Contracts				$29,788	0.00%	$(2,810)	(0.00)%	$26,978	0.00%

Total Futures, Forward and Options on Futures and Forward Contracts				$(5,507,922)	(0.76)%	$5,072,397	0.70%	$(435,525)	(0.06)%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2012

(Unaudited)

Securities owned

Bank deposits

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$13,000,000	12/11/2012	Bank of America, 0.6%	$13,003,376	1.80%
$16,000,000	10/19/2012	Bank of Montreal, 0.4%	$16,001,973	2.22%
	Total U.S. Bank Deposits (cost of $28,999,662)		$29,005,349	4.02%

U.S. Commercial paper

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$20,000,000	12/3/2012	Bank of Nova Scotia, 0.3%	$19,974,597	2.77%
$19,500,000	9/26/2012-12/04/2012	Other, 0.3-0.6%	$19,472,591	2.70%
	Total U.S. Commercial paper (cost of $39,438,807)		$39,447,188	5.47%

U.S. Government-sponsored enterprises

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$232,750,000	9/23/2013-12/15/2014	Federal Farm Credit Banks, 0.2-0.6%	$232,714,100	32.27%
$46,500,000	3/06/2013-7/22/2013	Federal Home Loan Banks, 0.3%	$46,511,905	6.45%
$12,000,000	1/9/2015	Federal Agricultural Mortgage Corporation, 0.9%	$12,051,027	1.67%
	Total U.S. Government-sponsored enterprises (cost of $291,160,525)		$291,277,032	40.39%

Corporate Bonds

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)

$24,929,000	9/15/2013-5/20/2014	Corporate Bonds, 0.7-1.5% (cost of $26,676,527)	$26,700,224	3.70%

		Percent of Partners’ Capital
	Fair Value	(net asset value)
Total securities owned	$386,429,793	53.58%

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

*                    No individual futures, forward, or options on futures contract position constituted, other than those presented, greater than 1 percent of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

Securities owned

Bank deposits

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$41,000,000	5/1/2012-10/19/2012	U.S. Certificates of deposit, 0.4-0.5% (cost $40,999,662)	$41,037,669	5.14%

U.S. Commercial paper

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$31,300,000	1/24/2012-3/23/2012	U.S. Commercial paper, 0.2-0.5% (cost $31,266,369)	$31,279,645	3.92%

U.S. Government-sponsored enterprises

Face Value	Maturity Date	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$275,875,000	9/23/2013-12/15/2014	Federal Farm Credit Bank, 0.3-1.6%	$275,919,554	34.54%
$67,500,000	3/6/2013-10/27/2014	Federal Home Loan Bank, 0.2-0.9%	$67,539,449	8.45%
$25,000,000	3/19/2012	Federal National Mortgage Association Discount Note, 0.2%	$24,990,792	3.13%
	Total U.S. Government-sponsored enterprises (cost $368,310,141)		$368,449,795	46.12%

U.S. Government securities

Face Value	Maturity Dates	Description	Fair Value	Percent of Partners’ Capital (net asset value)
$24,000,000	6/28/2012	U.S. Treasury Bills, 0.2% (cost $23,953,893)	$23,977,327	3.00%

	Fair Value	Percent of Partners’ Capital (net asset value)
Total securities owned	$464,744,436	58.18%

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures and forward trading
Realized	$27,684,339	$(24,070,301)	$41,476,447	$(2,756,641)
Change in unrealized	(906,735)	(26,449,348)	(8,546,843)	(37,611,873)
Commissions	(2,851,573)	(3,227,843)	(5,822,128)	(6,544,392)
Net gains (losses) from futures and forward trading	23,926,031	(53,747,492)	27,107,476	(46,912,906)
Net gain (loss) from equities, equity options and exchange-traded funds
Realized	—	863,322	—	408,727
Change in unrealized	—	(462,163)	—	0
Commissions	—	44,149	—	(68,873)
Net gains (losses) from equities, equity options and exchange-traded funds	—	445,308	—	339,854
Total trading gains (losses)	23,926,031	(53,302,184)	27,107,476	(46,573,052)
Net investment income (loss)
Income
Dividend income	—	38,431	—	72,394
Interest income	447,576	890,006	943,664	1,829,124
Total income	447,576	928,437	943,664	1,901,518
Expenses from operations
Dividend expense	—	119,148	—	159,212
Brokerage commission	10,828,955	13,391,578	22,172,396	27,051,179
Incentive fees	4,317,417	107,190	6,180,228	1,763,036
Organizational and offering costs	549,186	649,335	1,121,029	1,302,799
Operating expenses	475,262	566,746	970,354	1,138,341
Total expenses	16,170,820	14,833,997	30,444,007	31,414,567
Net investment loss	(15,723,244)	(13,905,560)	(29,500,343)	(29,513,049)
Net income (loss)	$8,202,787	$(67,207,744)	$(2,392,867)	$(76,086,101)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$12.82	$(104.32)	$(5.70)	$(116.24)
General Partner & Limited Partner Class B Units	$9.16	$(90.84)	$(8.36)	$(103.05)
General Partner & Limited Partner Legacy 1 Class Units	$14.23	$(66.98)	$6.32	$(69.40)
General Partner & Limited Partner Legacy 2 Class Units	$12.89	$(67.63)	$4.53	$(70.84)
General Partner & Limited Partner Global 1 Class Units	$14.95	$(68.08)	$9.38	$(74.36)
General Partner & Limited Partner Global 2 Class Units	$14.17	$(68.39)	$8.09	$(75.23)
General Partner & Limited Partner Global 3 Class Units	$10.11	$(69.71)	$0.74	$(81.02)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Six Months Ended June 30, 2012

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of		Number of		Number of		Number of		Number of		Number of		Number of		Number of
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Partners’ capital, (net asset value) December 31, 2011	3,008.66	$3,898,734	32,119.81	$41,622,105	427.01	$469,305	419,169.11	$460,685,410	1,025.00	$935,031	5,210.84	$4,753,458	1,000.00	$903,063	16,534.92	$14,932,071
Contributions	—	—	—	—	—	—	—	—	—	—	51.19	46,650	—	—	643.95	583,158
Redemptions	(508.88)	(650,000)	(3,995.96)	(5,210,041)	(427.01)	(461,824)	(57,925.41)	(63,723,791)	—	—	(412.65)	(379,681)	—	—	(2,318.46)	(2,098,719)
Net loss	—	(23,675)	—	(128,394)	—	(7,481)	—	(2,959,538)	—	6,481	—	33,964	—	4,524	—	70,612
Partners’ capital, (net asset value) June 30, 2012	2,499.78	$3,225,059	28,123.85	$36,283,670	—	$—	361,243.70	$394,002,081	1,025.00	$941,512	4,849.38	$4,454,391	1,000.00	$907,587	14,860.41	$13,487,122

Net asset value per unit at December 31, 2011		$1,295.84				$1,099.04				$912.23				$903.06

Net asset value per unit at June 30, 2012		$1,290.14				$1,090.68				$918.55				$907.59

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of		Number of		Number of		Number of		Number of		Number of		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Amount

Partners’ capital, (net asset value) December 31, 2011	1,372.89	$1,200,376	14,017.11	$12,255,712	1,974.70	$1,710,523	30,586.54	$26,494,677	500.00	$411,298	277,864.25	$228,570,428	$798,842,191
Contributions	—	—	728.52	647,355	—	—	2,365.96	2,072,339	—	—	22,416.69	18,601,219	21,950,721
Redemptions	—	—	(3,887.81)	(3,443,817)	—	—	(3,392.95)	(2,988,950)	(500.00)	(406,616)	(21,528.12)	(17,846,660)	(97,210,099)
Net loss	—	12,873	—	135,986	—	15,965	—	266,011	—	(4,682)	—	184,487	(2,392,867)
Partners’ capital, (net asset value) June 30, 2012	1,372.89	$1,213,249	10,857.82	$9,595,236	1,974.70	$1,726,488	29,559.55	$25,844,077	—	$—	278,752.82	$229,509,474	$721,189,946

Net asset value per unit at December 31, 2011		$874.34				$866.22				$822.60

Net asset value per unit at June 30, 2012		$883.72				$874.31				$823.34

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Six Months Ended June 30, 2011

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount
Partners’ capital, (net asset value) December 31, 2010	3,008.66	$4,478,872	40,362.54	$60,086,201	427.01	$542,672	498,484.71	$633,504,348	1,025.00	$1,050,542	5,908.00	$6,055,220	1,000.00	$1,019,793	6,361.06	$6,486,967
Contributions	0	0	0	0	0	0	0	0	0	0	429.19	446,000	0	0	5,214.42	5,293,450
Redemptions	0	0	(1,793.71)	(2,638,802)	0	0	(27,732.22)	(34,728,224)	0	0	(830.92)	(841,780)	0	0	(170.75)	(177,000)
Net loss	0	(349,741)	0	(4,514,872)	0	(44,002)	0	(49,025,702)	0	(71,134)	0	(398,085)	0	(70,845)	0	(780,919)
Partners’ capital, June 30, 2011	3,008.66	$4,129,131	38,568.83	$52,932,527	427.01	$498,670	470,752.49	$549,750,422	1,025.00	$979,408	5,506.27	$5,261,355	1,000.00	$948,948	11,404.73	$10,822,498

Net asset value per unit at December 31, 2010	$1,488.66	$1,270.86	$1,024.92	$1,019.79

Net asset value per unit at June 30, 2011	$1,372.42	$1,167.81	$955.52	$948.95

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Number of Units	Amount	Total Amount

Partners’ capital, (net asset value) December 31, 2010	1,044.66	$1,028,338	10,133.38	$9,975,048	1,181.06	$1,155,098	18,631.40	$18,221,772	500.00	$473,009	156,270.73	$147,834,890	$891,912,770
Contributions	0	0	3,290.33	3,219,040	443.46	430,000	6,026.00	5,861,680	0	0	80,576.18	75,426,974	90,677,144
Redemptions	0	0	(574.88)	(556,885)	0	0	(1,630.91)	(1,557,969)	0	0	(7,823.77)	(7,245,297)	(47,745,957)
Net loss	0	(77,683)	0	(944,566)	0	(118,513)	0	(1,737,673)	0	(40,509)	0	(17,911,857)	(76,086,101)
Partners’ capital, June 30, 2011	1,044.66	$950,655	12,848.83	$11,692,637	1,624.52	$1,466,585	23,026.49	$20,787,810	500.00	$432,500	229,023.14	$198,104,710	$858,757,856

Net asset value per unit at December 31, 2010			$984.38			$978.01					$946.02

Net asset value per unit at June 30, 2011			$910.02			$902.78					$865.00

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements
(Unaudited)

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:  Grant Park Futures Fund Limited Partnership (the “Partnership”) was organized as a limited partnership under Illinois law in August 1988 and will continue until December 31, 2027, unless terminated sooner as provided for in its Limited Partnership Agreement.  As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission (“CFTC”), an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Partnership executes transactions.  Additionally, the Partnership is subject to the requirements of futures commission merchants (“FCMs”) and interbank and other market makers through which the Partnership trades.  The Partnership is a registrant with the Securities and Exchange Commission (“SEC”), and, accordingly is subject to the regulatory requirements under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

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

GP 1, LLC (“GP 1”)                                             GP 7, LLC (“GP 7”)                                             GP 12, LLC (“GP 12”)

GP 3, LLC (“GP 3”)                                             GP 8, LLC (“GP 8”)                                             GP 14, LLC (“GP 14”)

GP 4, LLC (“GP 4”)                                             GP 9, LLC (“GP 9”)                                             GP 15, LLC (“GP 15”)

GP 5, LLC (“GP 5”)                                             GP 10, LLC (“GP 10”)                                 GP 16, LLC (“GP 16”)

GP 6, LLC (“GP 6”)                                             GP 11, LLC (“GP 11”)

There were no assets allocated to GP 6 and GP 11 as of June 30, 2012 and December 31, 2011.

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

Revenue recognition:  Futures, options on futures, forward contracts, investments in equity securities, exchange-traded funds and equity options are recorded on a trade date basis and realized gains or losses are recognized when contracts/positions are liquidated. Unrealized gains or losses on open contracts/positions (the difference between contract trade price and market price) or securities are reported in the consolidated statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with FASB ASC 210-20, Balance Sheet, Offsetting. Any change in net unrealized gain or loss from the preceding period is reported in the consolidated statement of operations. Interest income and expense is recognized under the accrual basis.  Dividend income and expense is recognized on the ex-dividend date.

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

The Partnership follows the provisions of ASC 740, Income Taxes.  The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2008.  As of June 30, 2012, the Partnership has no material uncertain income tax positions and, accordingly, has not recorded a liability for the payment of interest or penalties.

Organization and offering costs:  All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership.  This reimbursement is made monthly.  In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit.  Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual.  Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued.  If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner.  At June 30, 2012, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements
(Unaudited)

Statement of cash flows:  The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of cash flows.  The Partnership noted that as of and for the periods ended June 30, 2012 and 2011 substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) were presented.

Recent accounting pronouncements:  In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). This ASU represented the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Boards concluded the common requirements resulted in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Codification in this ASU were to be applied prospectively. For public entities, the amendments were effective during interim and annual periods beginning after December 15, 2011. Early application by public entities was not permitted. The Partnership adopted ASU 2011-04 as of January 1, 2012 and the adoption did not have a material impact on its consolidated financial statements.

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

Note 2.   Fair Value Measurements

The Partnership follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy are described below:

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

Level 3.  Inputs that are unobservable for the asset or liability.  The Partnership does not have any assets classified as Level 3.

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

The Partnership values bank deposits, which consist of certificates of deposit, at face value plus accrued interest, which approximates fair value based on prevailing interest rates, and these financial instruments are classified in Level 2 of the fair value hierarchy. The Partnership values forward contracts based on third-party quoted dealer values on the Interbank market, and forward contracts are classified in Level 2.  The Partnership values corporate bonds at cost plus accrued interest, which approximates fair value.  Corporate bonds purchased are of a high credit quality and have observable market price quotations.  Corporate bonds are classified in Level 2 of the fair value hierarchy.  The Partnership believes that the carrying amounts of other assets and liabilities approximate the fair values of such items due to their short maturity or comparable interest rates and are classified as Level 1 of the fair value hierarchy.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements
(Unaudited)

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. and foreign futures contracts	$506,971	$—	$—	$506,971
Forward contracts	—	(969,474)	—	(969,474)
Options on futures contracts	26,978	—	—	26,978
Cash and cash equivalents
Bank deposits	—	2,425,896	—	2,425,896
U.S. Commercial paper	241,981,400		—	241,981,400
Securities owned
Bank deposits	—	29,005,349	—	29,005,349
U.S. Commercial paper	39,447,188	—	—	39,447,188
U.S. Government-sponsored enterprises	291,277,032	—	—	291,277,032
Corporate bonds	—	26,700,224	—	26,700,224

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no significant transfers among levels 1, 2 and 3 during the six months ended June 30, 2012 and year ended December 31, 2011.

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

Included in the total brokerage commission are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage commission line on the consolidated statements of operations. Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership.

Note 6.  Redemptions

Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class Limited Partners have the right to redeem units as of any month-end upon ten (10) days’ prior written notice to the Partnership.  The General Partner, however, may permit earlier redemptions in its discretion.  Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class Limited Partners are prohibited from redeeming such units for the three months following the subscription for units.  Global 3

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements
(Unaudited)

Class Limited Partners who redeem their units after the three-month lock-up, but prior to the one-year anniversary of their subscriptions for the redeemed units, will pay the applicable early redemption fee.  There are no redemption fees applicable to Legacy 1 Class, Legacy 2 Class, Global 1 Class and Global 2 Class Limited Partners or to Global 3 Class Limited Partners who redeem their units on or after the one-year anniversary of their subscription.  Redemptions will be made on the last day of the month for an amount equal to the net asset value per unit, as defined, represented by the units to be redeemed.  The right to obtain redemption is also contingent upon the Partnership’s having property sufficient to discharge its liabilities on the redemption date and may be delayed if the General Partner determines that earlier liquidation of commodity interest positions to meet redemption payments would be detrimental to the Partnership or nonredeeming Limited Partners.

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

Note 7.  Financial Highlights

The following financial highlights reflect activity related to the Partnership.  Total return is based on the change in value during the period of a theoretical investment made at the beginning of each calendar month during the period and is not annualized.  Individual partners’ ratios may vary from these ratios based on various factors, including but not limited to the timing of capital transactions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Total return — Class A Units	1.00%	(7.06)%	(0.44)%	(7.81)%
Total return — Class B Units	0.85%	(7.22)%	(0.76)%	(8.11)%
Total return — Legacy 1 Class Units	1.57%	(6.55)%	0.69%	(6.77)%
Total return — Legacy 2 Class Units	1.44%	(6.65)%	0.50%	(6.95)%
Total return — Global 1 Class Units	1.72%	(6.96)%	1.07%	(7.55)%
Total return — Global 2 Class Units	1.65%	(7.04)%	0.93%	(7.69)%
Total return — Global 3 Class Units	1.24%	(7.46)%	0.09%	(8.56)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	6.39%	6.59%	6.38%	6.61%
Incentive fees (2)	0.58%	0.01%	0.81%	0.20%
Total expenses	6.97%	6.60%	7.19%	6.81%
Net investment loss (1) (3)	(6.15)%	(6.17)%	(6.13)%	(6.19)%

(1)          Annualized.

(2)          Not annualized.

(3)          Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and six months ended June 30, 2012 and 2011 (annualized).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements
(Unaudited)

The following per unit performance calculations reflect activity related to the Partnership for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
Class A Units	2012	2011	2012	2011

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,277.32	$1,476.74	$1,295.84	$1,488.66
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	40.96	(82.34)	45.64	(68.91)
Expenses net of interest and dividend income*	(28.14)	(21.98)	(51.34)	(47.33)
Total income (loss) from operations	12.82	(104.32)	(5.70)	(116.24)
Net asset value per unit at end of period	$1,290.14	$1,372.42	$1,290.14	$1,372.42

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Class B Units	2012	2011	2012	2011

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,081.52	$1,258.65	$1,099.04	$1,270.86
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	34.63	(70.09)	38.69	(58.55)
Expenses net of interest and dividend income*	(25.47)	(20.75)	(47.05)	(44.50)
Total income (loss) from operations	9.16	(90.84)	(8.36)	(103.05)
Net asset value per unit at end of period	$1,090.68	$1,167.81	$1,090.68	$1,167.81

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Legacy 1 Class Units	2012	2011	2012	2011

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$904.32	$1,022.50	$912.23	$1,024.92
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	28.83	(57.45)	32.05	(48.11)
Expenses net of interest and dividend income*	(14.60)	(9.53)	(25.73)	(21.29)
Total income (loss) from operations	14.23	(66.98)	6.32	(69.40)
Net asset value per unit at end of period	$918.55	$955.52	$918.55	$955.52

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Legacy 2 Class Units	2012	2011	2012	2011

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$894.70	$1,016.58	$903.06	$1,019.79
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	28.61	(57.29)	31.87	(48.36)
Expenses net of interest and dividend income*	(15.72)	(10.34)	(27.34)	(22.48)
Total income (loss) from operations	12.89	(67.63)	4.53	(70.84)
Net asset value per unit at end of period	$907.59	$948.95	$907.59	$948.95

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Global 1 Class Units	2012	2011	2012	2011

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$868.77	$978.10	$874.34	$984.38
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	28.25	(60.08)	31.57	(57.70)
Expenses net of interest and dividend income*	(13.30)	(8.00)	(22.19)	(16.66)
Total income (loss) from operations	14.95	(68.08)	9.38	(74.36)
Net asset value per unit at end of period	$883.72	$910.02	$883.72	$910.02

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Global 2 Class Units	2012	2011	2012	2011

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$860.14	$971.17	$866.22	$978.01
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	27.52	(59.81)	30.91	(57.43)
Expenses net of interest and dividend income*	(13.35)	(8.58)	(22.82)	(17.80)
Total income (loss) from operations	14.17	(68.39)	8.09	(75.23)
Net asset value per unit at end of period	$874.31	$902.78	$874.31	$902.78

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Global 3 Class Units	2012	2011	2012	2011

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$813.23	$934.71	$822.60	$946.02
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	25.96	(57.29)	29.26	(54.98)
Expenses net of interest and dividend income*	(15.85)	(12.42)	(28.52)	(26.04)
Total income (loss) from operations	10.11	(69.71)	0.74	(81.02)
Net asset value per unit at end of period	$823.34	$865.00	$823.34	$865.00

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

The amount of required margin and good faith deposits with the FCMs and interbank market makers usually ranges from 5% to 35% of the Partnership’s net asset value.  The fair value of securities held to satisfy such requirements at June 30, 2012 and December 31, 2011 was $0 and $66,744,630, respectively, which was 0% and 8.4% of the net asset value, respectively.  The cash deposited with the FCMs and interbank market makers at June 30, 2012 and December 31, 2011 was $111,903,759 and $27,781,186, respectively, which was 15.5% and 3.5% of the net asset value, respectively.

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

In addition to market risk, in entering into commodity interest contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Partnership. The counterparty for futures and options on futures contracts traded in the United States and on most non-U.S. futures exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases in which the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

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

Note 10.   Derivative Instruments

The Partnership follows the provisions of FASB ASC 815, Derivatives and Hedging. FASB ASC 815 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. FASB ASC 815 applies to all derivative instruments within the scope of FASB ASC 815-10-05. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under FASB ASC 815-10-05. FASB ASC 815 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in FASB ASC 815-10-05 and generally increases the level of disaggregation that will be required in an entity’s financial statements. FASB ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

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

In addition to market risk, in entering into commodity interest contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Partnership. In general, clearing organizations are backed by the corporate members of the clearing organization who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases in which the clearing organization is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements
(Unaudited)

The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05. The monthly average futures contracts, forward contracts, options on futures contracts and equity options bought and sold was approximately 9,273 and 8,363, respectively, for the three and six months ended June 30, 2012 and 8,184 and 8,228, respectively, for the three and six months ended June 30, 2011. The following tables summarize the quantitative information required by FASB ASC 815:

	Fair Values of Derivative Instruments
	June 30, 2012
	Asset	Liability
	Derivatives*	Derivatives*	Fair Value

Agricultural contracts	$2,821,857	$(674,667)	$2,147,190
Currencies contracts	7,089,142	(9,094,419)	(2,005,277)
Energy contracts	1,277,176	(3,552,377)	(2,275,201)
Interest rates contracts	3,842,259	(3,653,956)	188,303
Meats contracts	93,577	(197,481)	(103,904)
Metals contracts	17,844,725	(20,019,505)	(2,174,780)
Soft commodities contracts	381,680	(984,018)	(602,338)
Stock indices contracts	5,849,910	(1,459,428)	4,390,482

	$39,200,326	$(39,635,851)	$(435,525)

* The fair values of all asset and liability derivatives, including agriculturals, currencies, energy, interest rates, meats, metals, soft commodities and stock indices contracts, are included in unrealized gain (loss) on open contracts within equity in broker trading accounts in the consolidated statement of financial condition.

	Fair Values of Derivative Instruments
	December 31, 2011
	Asset	Liability
	Derivatives*	Derivatives*	Fair Value

Agricultural contracts	$745,901	$(2,009,329)	$(1,263,428)
Currencies contracts	7,718,062	(2,267,778)	5,450,284
Energy contracts	3,542,499	(978,732)	2,563,767
Interest rates contracts	5,746,860	(1,390,261)	4,356,599
Meats contracts	109,127	(206,166)	(97,039)
Metals contracts	33,643,473	(37,940,473)	(4,297,000)
Soft commodities contracts	1,114,674	(442,639)	672,035
Stock indices contracts	1,071,101	(431,196)	639,905

	$53,691,697	$(45,666,574)	$8,025,123

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements
(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three and Six Months Ended

June 30, 2012 and 2011

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Type of Contract	June 30, 2012*	June 30, 2011*	June 30, 2012*	June 30, 2011*

Agriculturals contracts	$(1,707,697)	$(7,324,028)	$(5,347,854)	$(8,998,188)
Currencies contracts	(98,876)	(4,428,059)	(15,409,354)	(5,138,692)
Energy contracts	(8,170,645)	(17,200,403)	8,312,452	1,836,963
Interest rates contracts	43,835,597	17,659,435	27,840,667	6,636,577
Meats contracts	(482,758)	(3,824,116)	(377,806)	(794,169)
Metals contracts	2,045,251	(12,073,921)	(3,670,013)	(11,369,007)
Soft commodities contracts	4,261,334	(2,720,566)	3,462,588	1,170,438
Stock indices and equity options contracts	(12,904,602)	(17,389,125)	18,118,924	(19,791,340)

	$26,777,604	$(47,300,783)	$32,929,604	$(36,447,418)

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

	Three Months Ended		Six Months Ended
Line Item in Consolidated Statement of	June 30,		June 30,
Operations	2012	2011	2012	2011

Net gain (loss) from futures and forward trading
Realized	$27,684,339	$(24,070,301)	$41,476,447	$(2,756,641)
Change in unrealized	(906,735)	(26,449,348)	(8,546,843)	(37,611,873)
Total realized and changed in unrealized net gain (loss) from futures and forward trading	26,777,604	(50,519,649)	32,929,604	(40,368,514)
Net gain (loss) from equity options
Realized	0	3,923,995	0	3,921,096
Change in unrealized	0	(705,129)	0	0
Total realized and changed in unrealized net gain (loss) from equity options trading	0	3,218,866	0	3,921,096
Total realized and changed in unrealized net gain (loss) from futures, forward and equity options trading	$26,777,604	$(47,300,783)	$32,929,604	$(36,447,418)

Note 11.  Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure.  Subsequent to June 30, 2012, there were contributions and redemptions totaling approximately $6,877,000 and $0, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Grant Park is a multi-advisor commodity pool organized to pool assets of its investors for the purpose of trading in the U.S. and international spot and derivatives markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities and underlies. The Partnership also engages in equity securities, listed options, broad-based exchange traded funds, hedge, arbitrage and cash trading of commodities and futures. Grant Park has been in continuous operation since it commenced trading on January 1, 1989. Grant Park’s general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C., an Illinois limited liability company. The manager of Dearborn Capital Management, L.L.C. is David M. Kavanagh, its President.

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

There were no assets allocated to GP 6 and GP 11 as of June 30, 2012 and December 31, 2011.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors retained by the general partner. Alder Capital Limited (“Alder”), Amplitude Capital International Limited (“Amplitude”), Denali Asset Management, LLLP (“Denali”), EMC Capital Management, Inc. (“EMC”), Eckhardt Trading Co. (“ETC”), Global Advisors Jersey Limited (“Global Advisors”), Quantitative Investment Management LLC (“QIM”), Rabar Market Research, Inc. (“Rabar”), Sunrise Capital Partners, LLC (“Sunrise”), Transtrend B.V. (“Transtrend”), Welton Investment Corporation (“Welton”) and Winton Capital Management (“Winton”), serve as Grant Park’s commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of June 30, 2012, the general partner allocated Grant Park’s net assets through the respective Trading Companies among its core trading advisors Amplitude and Winton and non-core trading advisors Alder, Denali, EMC, ETC, Global Advisors, QIM, Rabar, Sunrise, Transtrend, and Welton. No more than twenty percent of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of June 30, 2012:

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

Critical Accounting Policies

Grant Park’s most significant accounting policy is the valuation of its assets invested in U.S. and international futures and forward contracts, options contracts, other interests in commodities, and fixed income products. The majority of these investments are exchange-traded contracts, valued based upon exchange settlement prices. The remainder of its investments are non-exchange-traded contracts with valuation of those investments based on third-party quoted dealer values on the Interbank market and fixed income products, including U.S. Government-sponsored enterprises, corporate bonds and commercial paper, which are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market. With the valuation of the investments easily obtained, there is little or no judgment or uncertainty involved in the valuation of investments, and accordingly, it is unlikely that materially different amounts would be reported under different conditions using different but reasonably plausible assumptions.

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

Valuation of Financial Instruments

Grant Park follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Grant Park records all investments at fair value in the financial statements. Changes in fair value from the prior period are recorded as unrealized gain or losses and are reported in the consolidated statement of operations. Fair value of exchange-traded futures contracts and options on futures contracts are based upon exchange settlement prices. Equity securities, equity options and exchange-traded funds are recorded at fair value based on quoted market prices, which is generally the exchange settlement price. U.S. Government securities, securities of U.S. Government-sponsored enterprises, corporate bonds and commercial paper are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market.  Grant Park values bank deposits at face value plus accrued interest, which approximates fair value. Grant Park values forward contracts based on third-party quoted dealer values on the Interbank market.

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and six months ended June 30, 2012 and 2011, are set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total return — Class A Units	1.00%	(7.06)%	(0.44)%	(7.81)%
Total return — Class B Units	0.85%	(7.22)%	(0.76)%	(8.11)%
Total return — Legacy 1 Class Units	1.57%	(6.55)%	0.69%	(6.77)%
Total return — Legacy 2 Class Units	1.44%	(6.65)%	0.50%	(6.95)%
Total return — Global 1 Class Units	1.72%	(6.96)%	1.07%	(7.55)%
Total return — Global 2 Class Units	1.65%	(7.04)%	0.93%	(7.69)%
Total return — Global 3 Class Units	1.24%	(7.46)%	0.09%	(8.56)%

Grant Park’s net asset value at June 30, 2012 was approximately $721.2 million, at December 31, 2011 was approximately $798.8 million and at June 30, 2011 was approximately $858.8 million.

The table below sets forth Grant Park’s trading gains or losses by sector for the three and six month periods ended June 30, 2012 and 2011.

	% Gain (Loss)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Agriculturals	(0.2)%	—%	(0.7)%	—%
Currencies	—	(0.5)	(2.1)	(0.6)
Energy	(1.1)	(1.8)	1.2	0.1
Interest rates	6.1	1.8	3.9	0.5
Meats	(0.1)	—	(0.1)	0.3
Metals	0.3	(1.3)	(0.5)	(1.2)
Soft commodities	0.6	(1.5)	0.5	(0.9)
Stock indices, equities, equity options and exchange traded funds	(1.8)	(2.2)	2.5	(2.6)

	3.8%	(5.5)%	4.7%	(4.4)%

Three months ended June 30, 2012 compared to three months ended June 30, 2011

For the three months ended June 30, 2012, Grant Park had a positive return of approximately 1.0% for the Class A units, 0.9% for the Class B units, 1.6% for the Legacy 1 Class units, 1.4% for the Legacy 2 Class units, 1.7% for the Global 1 Class units, 1.7% for the Global 2 Class units and 1.2% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 3.8%, which were further increased by gains of approximately 0.1% from interest income.  These trading gains were offset by approximately 2.8% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.  For the same period in 2011, Grant Park had a negative return of approximately 7.0% for the Class A units, 7.2% for the Class B units, 6.6% for the Legacy 1 Class units, 6.7% for the Legacy 2 Class units, 7.0% for the Global 1 Class units, 7.0% for the Global 2 Class units and 7.5% for the Global 3 Class units.  On a combined basis prior to expenses, Grant Park had trading losses of approximately 5.5%, which were offset by approximately 0.1% from interest income.  These losses were further increased by approximately 1.8% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

For the six months ended June 30, 2012, Grant Park had a negative return of approximately 0.4% for the Class A units, 0.8% for the Class B units, and positive return of approximately 0.7% for the Legacy 1 Class units, 0.5% for the Legacy 2 Class units, 1.1% for the Global 1 Class units, 0.9% for the Global 2 Class units and 0.1% for the Global 3 Class units. On a combined unit basis prior to expenses, approximately 4.7% resulted from trading gains, which were further increased by 0.1% of interest income.  The trading gains were offset by approximately 5.2% in brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2011, Grant Park had a negative return of approximately 7.8% for the Class A units, 8.1% for the Class B units, 6.8% for the Legacy 1 Class units, 7.0% for the Legacy 2 Class units, 7.6% for the Global 1 Class units, 7.7% for the Global 2 Class units, and 8.6% for the Global 3 Class units.  On a combined unit basis prior to expenses, approximately 4.4% resulted from trading losses which were offset by 0.1% of interest income.  The trading losses were further increased by approximately 3.8% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2012

Natural gas markets rallied nearly 33% as elevated temperatures in the US created stronger demand. Crude oil prices fell to an eight-month low as reports from the U.S. Energy Information Administration indicated a 22-year high in domestic inventories.  Weak industrial demand forecasts also contributed to the decline in natural gas.

U.S. grains markets rallied due to supply concerns caused by warm and dry weather in the U.S. and production disruptions in South America.  Sugar and coffee markets fell sharply as speculators predicted depressed demand due to financial turmoil in Europe.

Gold markets came under pressure because of hopes the U.S. Federal Reserve would announce new quantitative easing measures for the U.S. economy.  Base metals suffered setbacks as data showing slowing growth for the Chinese economy impacted demand.  Decreases in industrial production in Europe and China also played a role in driving base metals lower.

The euro weakened against counterparts as concerns surrounding the debt crisis and a potential Greek exit from the European Union weighed on investor sentiment.  The U.S. dollar benefited from euro struggles as investors shifted their focus towards safe-haven dollar-denominated assets. The Japanese yen rose as the Bank of Japan’s decision to leave interest rates unchanged boosted the outlook for its economy.

The Japanese Nikkei Index 225 fell almost 11% as yen strength caused declines in the Japanese export sectors.  U.S. and European equity markets experienced declines due to growing fears surrounding the financial stability of the Eurozone and weak global economic indicators.

U.S. Treasury and German Bund markets finished the second quarter of 2012 strongly higher as safe haven buying supported by Eurozone concerns caused a surge in prices.  Rising interest rate yields in Italy and France and fears the Spanish Banking system would be unable to avoid collapse, despite the efforts of the European Central Bank, also drove prices higher.

Key trading developments for Grant Park during the first six months of 2012 included the following:

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

Grant Park recorded gains and losses in April.  Class A units were down 0.00%, Class B units were down 0.05%, Legacy 1 Class units were up 0.18%, Legacy 2 Class units were up 0.16%, Global 1 Class units were up 0.27%, Global 2 Class units were up 0.25% and Global 3 Class units were up 0.10%.  The euro weakened against major currencies over renewed debt default concerns for smaller Eurozone nations. The Japanese yen strengthened sharply following the Bank of Japan’s decisions to keep interest rates unchanged and to employ new stimulus initiatives, which speculators viewed as harbingers for an improved Japanese economy.  Natural gas prices rallied in excess of 7% in April due to news U.S. producers were considering slowing production because of record-high domestic inventories. Crude oil prices moved modestly higher, supported by better-than-expected manufacturing data from Europe and China.   European equity markets experienced declines due to a weaker economic outlook for Europe stemming from the downgrading of Spanish debt.  Japanese equity markets predominantly fell as a strong yen weighed on the nation’s export industries. U.S. equity prices finished mixed as bearish economic data was offset by strong first-quarter earnings reports from key U.S. firms. German Bund markets moved strongly higher as investors sought safer investments amidst ongoing turmoil in the sovereign debt markets of several smaller European nations. The U.S. Treasury markets also rallied, supported by weak economic indicators in the U.S. and data showing slowing Chinese economic growth.  Soybean markets rallied sharply following continued supply concerns that stemmed from production disruptions in South America.  Conversely, wheat prices declined because of favorable weather conditions in the Midwest, which supported supply forecasts.  Base metals markets were generally flat as the bearish impact of slowing Chinese economic growth was offset by the bullish influence of weaker-than-expected U.S. jobless claims data. Gold markets fell slightly, unable to overcome early-month losses stemming from U.S. dollar strength.

Grant Park recorded gains in May.  Class A units were up 6.19%, Class B units were up 6.13%, Legacy 1 Class units were up 6.24%, Legacy 2 Class units were up 6.16%, Global 1 Class units were up 6.32%, Global 2 Class units were up 6.27% and Global 3 Class units were up 6.16%. The euro fell to a recent low as investors were concerned about the economic impact of a Greek exit from the European Union.  Growing uncertainty surrounding the Spanish debt markets, coupled with steadily rising borrowing costs, also pressured the euro.  The U.S. dollar benefitted from the euro’s weakness as investors shifted their focus towards safe-haven dollar-denominated assets.  Crude oil prices declined nearly 18% after the U.S. Energy Information Administration reported domestic inventories rose to 22-year highs.  Ongoing forecasts of weak industrial demand and a bearish outlook for the global economy also added to declines.  Natural gas markets moved modestly higher as warmer weather in the U.S. supported energy demand.  Global equity markets fell as weak global economic indicators weighed on investor sentiment.  In the U.S., news J.P. Morgan had incurred over $2 billion in losses due to bad trades in the credit-derivatives markets added to equity market pressure.  U.S. Treasury and German Bund markets finished May substantially higher as the financial and political instability in Europe drove investors across the globe towards safer-assets.  Ailing Spanish and Italian debt markets, continued political uncertainty in Greece, and the threat of a Greek exit from the Eurozone all contributed to increase safe-haven demand.  Corn prices fell sharply due to favorable weather conditions in key farming regions and weaker-than-expected export sales data.  In the foods markets, coffee and sugar prices decreased as speculators forecasted depressed demand due to the ongoing financial turmoil in Europe.  Gold markets tumbled in May as a stronger U.S. dollar prompted investors to liquidate dollar-hedging gold positions.  Base metals markets also experienced setbacks as demand fell due to fears of slowing growth in China.  Weak Chinese and European industrial production data also contributed to the decline in base metals prices.

Grant Park recorded losses in June. Class A units were down 4.88%, Class B units were down 4.93%, Legacy 1 Class units were down 4.57%, Legacy 2 Class units were down 4.60%, Global 1 Class units were down 4.59%, Global 2 Class units were down 4.59% and Global 3 Class units were down 4.73%.  The euro rallied sharply against counterparts following reports Eurozone officials were planning to come to the aid of the ailing European banking sector.  The Japanese yen declined because of fears surrounding further intervention by the Bank of Japan to counter recent strength in the yen.  Crude oil markets breached an eight-month low after the U.S. Energy Information Administration reported steadily rising domestic supplies.  Weak demand forecasts followed disappointing industrial production reports and the ongoing financial turmoil in Europe weighed on oil prices.  Elevated temperatures in the U.S. created strong demand for natural gas and prices increased over 13% higher.  Global equity markets rose due to speculation Eurozone officials were beginning to prepare to take positive steps towards aiding the ailing economies of Greece, Portugal, and Spain.  Anticipation the U.S. Federal Reserve would soon be announcing new stimulus initiatives also boded well for the equity markets.  Global fixed-income markets declined as investors shifted their focus towards riskier assets and away from safe-haven debt instruments.  Potential improvement in the financial situation in Europe was a main driver in reducing global safe-haven demand.  U.S. grains markets moved sharply higher as supply concerns fostered by ongoing warm and dry weather in the Midwest supported prices.  Ongoing droughts in Russia reduced wheat supply forecasts which, in turn, grains prices.  Sugar prices rallied as a result of processing delays in Brazil caused by heavy rain.  Gold prices finished June modestly higher due to investor beliefs that further quantitative easing by the U.S. Federal Reserve was imminent.  Base metals markets posted mix results as the bearish impact of weak industrial production data was offset by hopes upcoming stimulus activity in the U.S. and abroad would stimulate industrial demand in the global economy.

Six months ended June 30, 2011

Crude oil markets predominantly fell in the second quarter of 2011 as weak demand forecasts fostered investor liquidations.  Depressed demand was driven by elevated gas prices and ongoing uncertainty surrounding the stability of the Eurozone economy.  Data showing increased production from Saudi Arabia and the release of reserves from the International Energy Agency also pushed crude oil prices lower.

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

U.S. Treasury markets showed strong growth throughout the second quarter as increased risk aversion supported demand for safe-haven debt instruments.  Among the main contributing factors to the rally in the Treasury markets were weak U.S. unemployment data, reports showing slowing production in China, and the elevation of the Japanese nuclear crisis to a level unseen since the disaster at Chernobyl.  German Bunds also moved higher as investors looked to diversify their fixed-income exposure away from European sovereign debt.

Key trading developments for Grant Park during the first six months of 2011 included the following:

Grant Park recorded losses in the month of January.  Class A units were down 0.52%, Class B units were down 0.58%, Legacy 1 Class units were down 0.35%, Legacy 2 Class units were down 0.37%, Global 1 Class units were down 0.74%, Global 2 Class units were down 0.76% and Global 3 Class units were down 0.91%.  Grains prices predominantly moved higher in January due to supply concerns stemming from severe flooding in Australia and by poor weather conditions in South America. In the commodities markets, sugar prices also rose, driven by U.S. dollar weakness.  Successful debt auctions in several smaller European nations were received as a sign that economic stability in the Eurozone may be improving and strengthened the euro against major counterparts. Adding to the euro rally was speculation that European leaders were close to formalizing a plan for creating emergency financing for ailing European nations.  Renewed optimism for the Eurozone weighed on the U.S. dollar and moved it lower against other major currencies. The British pound strengthened against counterparts as speculators believed recent inflation data might cause the Bank of England to raise interest rates sooner than previously expected.  Speculators drove crude oil markets higher as supply concerns were raised by the closure of an 800-mile Alaskan pipeline. The political events in Egypt raised additional concerns about oil production in the region and also played a role in moving crude oil price higher.  Natural gas markets also rose as abnormally cold temperatures served as a bullish influence on demand.   An improved economic outlook for Europe boded well for the global equity markets in January. North American, European, and Asian equity markets moved higher as optimism spurred investor risk appetite. Positive earnings reports and strong economic data from the U.S. and the Eurozone also drove markets higher.  Global fixed-income markets endured setbacks due to decreased investor risk aversion. Investors shifted their focus towards riskier assets and liquidated positions in the U.S. Treasury markets, which pushed prices sharply lower. In Europe, Bund prices fell as improving sentiment strengthened demand for European sovereign debt.  The metals sector performed similarly to the fixed income markets as investor desire to pursue additional risk put heavy pressure on metal prices. A better economic outlook for Europe allowed investors to liquidate euro-hedging gold positions and caused a near 6% price decline. Base metals profited from strength in the global equity markets. Strong U.S. manufacturing data and better-than-expected earnings reports by manufacturing firms served as indicators that industrial demand may be on the rise, further supporting base metals prices.

Grant Park recorded gains in February.  Class A units were up 2.26%, Class B units were up 2.20%, Legacy 1 Class units were up 2.37%, Legacy 2 Class units were up 2.33%, Global 1 Class units were up 2.00%, Global 2 Class units were up 1.99% and Global 3 Class units were up 1.76%.  Corn markets underwent a sharp rally after the United States Department of Agriculture issued a report that forecasted tight U.S. supplies. Soybean prices declined due to expectations of bullish supply and slowing international demand. In the livestock markets, prices for lean hogs moved higher following the largest increase in pork demand by China since the early 1980s.  Safe-haven currencies including the Japanese yen and Swiss franc strengthened amidst growing instability in the Middle East. Optimistic comments by the Reserve Bank of Australia provided bullish support to the Australian dollar, moving the currency higher against foreign counterparts.  Crude oil markets rose in excess of 6% in February as speculators perceived escalating violence in the Middle East as a threat to crude oil production in the region. Warm weather forecasts in the U.S. put substantial pressure on the natural gas markets, moving prices sharply lower.   Global equity markets generally moved higher in February as declines in U.S. jobless estimates fueled investor sentiment. The Japanese Nikkei 225 rallied due to strong earnings reports from several key Japanese firms. Hong Kong’s Hang Seng index, however, moved lower due to uncertainty surrounding the impact of rising Chinese interest rates on the nation’s economy.  U.S. Treasury Bonds finished higher in February, following a late-month rally caused by instability in the Middle East. Unsure of the overall effects of recent upheaval in Libya, many investors shifted their focus to safe-haven fixed-income products.  Precious metals markets benefitted from increased risk-aversion. Safe-haven buying resulted in a 6% and 20% respective price increase in the gold and silver markets. Base metal prices finished slightly higher due to bullish industrial demand forecasts early in the month.

Grant Park recorded losses in March.  Class A units were down 2.48%, Class B units were down 2.53%, Legacy 1 Class units were down 2.21%, Legacy 2 Class units were down 2.22%, Global 1 Class units were down 1.85%, Global 2 Class units were down 1.89% and Global 3 Class units were down 2.01%.  Corn and wheat prices generally fell after the United States Department of Agriculture reported upcoming harvests may produce near-record supplies. Adding to the decline in grains prices was weak demand from China for U.S crops. In the livestock markets, strong U.S. meat export data led to rallies in the live cattle and lean hogs markets.  The Swiss franc posted gains as ongoing tension in Libya and the Japanese earthquake increased demand for safe-haven currencies. Comments made by the European Central Bank alluding to a potential interest rate hike in the Eurozone caused the euro to strengthen over major counterparts.  Crude oil markets rallied, predominantly led higher by global turmoil.  Supply concerns caused by unrest in Libya, strong economic data, and optimistic recovery forecasts for Japan combined to move crude oil prices higher. Natural gas finished nearly 9% higher for the month on speculation that Japanese demand for alternative fuels would increase due to ongoing turmoil at some of the nation’s key nuclear power plants.  The Japanese Nikkei 225 fell in excess of 10% amidst concerns regarding the economic outlook for the nation following the recent earthquake and threats of a radiation leak at a key nuclear power plant. European equity markets also finished lower on renewed fears surrounding the financial stability of Spain and Portugal, which weighed on investor sentiment.  U.S. fixed-income markets predominantly declined because of liquidations prompted by optimistic employment and U.S. growth data. Intra-month gains in the U.S. equity markets also played a role in moving debt prices lower.   Precious metals markets experienced gains as ongoing tension in Libya buoyed demand for safe-haven assets. The base metals markets moved generally lower as production disruptions in Japan and reports showing a Chinese trade deficit weighed on prices.

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

Grant Park recorded losses in May.  Class A units were down 6.93%, Class B units were down 6.98%, Legacy 1 Class units were down 6.63%, Legacy 2 Class units were down 6.63%, Global 1 Class units were down 6.49%, Global 2 Class units were down 6.53% and Global 3 Class units were down 6.67%.  The U.S. dollar and Swiss franc resumed their roles as safe-haven currencies in May, strengthening against counterparts.  Ongoing fears surrounding the Eurozone debt markets was the main driver behind elevated risk aversion. Comments made by the President of the European Central Bank which suggested that Eurozone interest rates would remain unchanged for the near future put heavy pressure on the euro.  The Japanese yen also posted minor setbacks because of forecasts predicting a longer recovery time than previously expected from the nation’s recent earthquake.  Crude oil markets declined due to weak demand forecasts.  Elevated gas prices and weak global economic indicators were the main drivers behind weakening demand.  Adding to crude oil’s setbacks was uncertainty regarding the outcome of an upcoming meeting of the Organization of Petroleum Exporting Countries (OPEC).  Global equity markets fell as ongoing fears surrounding Eurozone debt weighed heavily on investor sentiment.  China’s decision to raise reserve requirements also played a role in driving the global share prices lower.  In the U.S., weak employment estimates fueled a pessimistic outlook for domestic growth and caused liquidations in the North American equity markets.  U.S. fixed-income markets posted solid gains in May as increased global risk-aversion prompted buying.  Equity market setbacks and a weaker outlook for global economic growth fostered the liquidations of riskier assets in exchange for safer debt instruments.  Bund markets also moved higher as fears surrounding the sovereign debt of smaller European nations drove demand for safe-haven investments higher.  Wheat markets finished the month predominantly higher as speculators believed recent rains in the Midwest would delay plantings, thereby putting pressure on supplies.  Sugar prices experienced modest declines following reports of strong production from Thailand.  In the precious metals markets, silver prices declined in excess of 21% following news regarding rising margin requirements for silver positions, weighing on demand.  Also adding to weakness in the metals markets was U.S. dollar strength.  Base metals generally fell on concerns about the global economy and industrial production slowdowns in China.

Grant Park recorded losses in June.  Class A units were down 3.79%, Class B units were down 3.84%, Legacy 1 Class units were down 3.62%, Legacy 2 Class units were down 3.66%, Global 1 Class units were down 3.33%, Global 2 Class units were down 3.36% and Global 3 Class units were down 3.50%.  The U.S. dollar posted strong gains against international counterparts after reports showed a narrower U.S. trade deficit.  The dollar rose higher on increased demand for safe-haven assets amidst continuing concerns regarding a potential Greek debt collapse.  Conversely, higher-yielding currencies, including the Australian and New Zealand dollars experienced heavy losses as investors sought safer investments.  Crude oil markets fell nearly 12% in June following depressed industrial demand forecasts which spurred liquidations.  Adding to crude oil’s declines were improved supply forecasts stemming from increased production in Saudi Arabia and the release of reserves from the International Energy Agency.  Natural gas also moved lower as U.S. Energy Information Administration reports showed a larger-than-expected increase in domestic inventories.  Ongoing uncertainty regarding the fate of the Greek financial system weighed heavily on the equity markets.  Uncertainty about a possible Greek collapse caused investors to liquidate global equity positions and adopt more risk-averse portfolios.  Furthering the decline in the North American markets was disappointing unemployment data and cautious comments from the Chairman of the U.S. Federal Reserve.  U.S. Treasuries predominantly finished higher as equity weakness increased demand for more risk-averse assets.  Also adding to the rally in the domestic debt markets were reports showing an increase in Chinese demand for U.S. debt.  In the Eurozone, Bund prices also moved higher as comments from the European Central Bank President failed to provide any clarity on the time frame for a new Greek bailout plan.  Alleviated supply concerns in the grains markets put heavy pressure on prices.  Favorable weather conditions in key U.S. farming regions and the lifting of a Russian grains export ban were the main drivers behind elevated supply forecasts.  Sugar prices rallied sharply due to delays at key Brazilian ports and weak Brazilian supply data.  Precious metals markets fell, driven lower by liquidations from large commodity funds attempting to lock in profits following recent upward trends in the gold and silver markets.  Base metals markets also moved lower due to weak global economic data including falling U.S. home prices, weak consumer confidence in Germany, and disappointing Chinese manufacturing data.  Also weighing on the base and precious metals markets was a stronger U.S. dollar.

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

Grant Park uses an Aggregate Returns Volatility method to calculate VaR for the portfolio.  The method consists of creating a historical price time series for each instrument or its proxy instrument for the past 200 days, and then measuring the standard deviation of that return history.  Then, using a normal distribution (normal distribution curve has a mean of zero and a standard deviation of one), the standard deviation measurement is scaled up in order to achieve a result in line with the 95% degree of confidence, which corresponds to a scaling factor of approximately 1.645 times of standard deviations.

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

The composition of Grant Park’s trading portfolio, based on the nature of its business of speculative trading of futures, forwards and options, can change significantly, over any period of time, including a single day of trading.  These changes can positively or negatively have a positive or negative material impact on the market risk as measured by VaR.

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of June 30, 2012 and December 31, 2011 and the trading gains/losses by market category for the six months ended June 30, 2012 and the year ended December 31, 2011.  All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below.  As of June 30, 2012, Grant Park’s net asset value was approximately $721.2 million.  As of December 31, 2011, Grant Park’s net asset value was approximately $798.8 million.

	June 30, 2012
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.6%	2.5%
Interest rates	0.4	3.9
Metals	0.3	(0.5)
Currencies	0.2	(2.1)
Energy	0.2	1.2
Agriculturals/softs/meats	0.1	(0.3)

Aggregate/Total	0.6%	4.7%

	December 31, 2011
Market Sector	Value at Risk*	Trading Gain/(Loss)

Interest rates	0.5%	7.3%
Currencies	0.4	(4.2)
Energy	0.2	(0.6)
Metals	0.2	(0.5)
Stock indices	0.1	(5.1)
Agriculturals/softs/meats	0.1	(2.7)

Aggregate/Total	0.7%	(5.8)%

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

Material Limitations of Value at Risk as an Assessment of Market Risk

Past market risk factors will not always result in an accurate prediction of future distributions and correlations of future market movements. Changes in the portfolio value caused by market movements may differ from those measured by the VaR model. The VaR model reflects past trading positions, while future risk depends on future trading positions. VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated within one day. The historical market risk data for the VaR model may provide only limited insight into the losses that could be incurred under unusual market movements. The magnitude of Grant Park’s open positions creates a risk of ruin not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions—unusual, but historically recurring from time to time—could cause Grant Park to incur severe losses over a short period of time. The value at risk table above, as well as the past performance of Grant Park, gives no indication of this risk of ruin.

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of June 30, 2012, by market sector.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, China, Taiwan, South, Africa, India, Turkey, Singapore, South Korea, and Australia.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of June 30, 2012, Grant Park was predominantly long equities in the U.S., Eurozone, U.K., Hong Kong, Taiwan, Singapore, and Mexico and short equities in China, Japan, Sweden, South Africa, Canada, Australia, and India.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, Singapore, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of June 30, 2012, Grant Park was predominantly long interest rate instruments in the U.S., Australia, U.K., Canada, Mexico, Singapore, Japan, New Zealand, and the Eurozone.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel, and zinc. As of June 30, 2012, in the precious metals sector Grant Park had short positions in platinum, palladium, silver, and gold.  In the base metals markets Grant Park was short tin, copper, lead, nickel, zinc, and aluminum.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of June 30, 2012, Grant Park was short the U.S. dollar against various major currencies including the Australian dollar, British pound, Canadian dollar and Japanese yen, and it was long the U.S. dollar versus the euro and Swiss franc.  In general, it is expected that a weaker U.S. dollar against most major currencies would benefit Grant Park.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America.  As of June 30, 2012, the energy market exposure of Grant Park was predominantly long gasoline Blendstock, WTI crude oil, and natural gas, and short the IPE gas, kerosene, gas oil, crude oil, Brent crude oil, heating oil, and Phelix Baseload markets.   Energy prices can be volatile and substantial profits and losses have been and are expected to continue in these markets.

Grains/Foods/Industrials

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of June 30, 2012, in the grains markets, Grant Park had long positions in the soybean meal, soybeans, corn, wheat, canola, rapeseed, oats, and rough rice markets, and short positions in the soybean oil markets.  In the livestock markets, Grant Park was long lean hogs and short feeder cattle and live cattle.  In the foods/industrials markets, Grant Park was long coffee and cocoa, and was short orange juice, sugar, lumber, rubber, and cotton.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of June 30, 2012.

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

There was no change in Grant Park’s internal control over financial reporting in the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2011, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)           None.

(b)           None.

Issuer Purchases of Equity Securities

(c)           The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended June 30, 2012.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)

4/1/2012 through 4/30/2012	598.94	$1,277.25	7,577.15	$1,080.98	0.00	$905.98	616.29	$896.10	408.36	$871.13	497.43	$862.27	4,705.48	$814.06	14,403.65	(2)

5/1/2012 through 5/31/2012	853.17	$1,356.32	7,600.18	$1,147.25	31.19	$962.52	300.18	$951.34	414.79	$926.21	855.72	$916.34	4,277.60	$864.25	14,332.83	(2)

6/1/2012 through 6/30/2012	660.70	$1,290.14	5,762.97	$1,090.68	122.81	$918.55	40.34	$907.59	2,451.58	$883.72	566.87	$874.31	2,937.74	$823.34	12,543.01	(2)

Total	2,112.81	$1,313.21	20,940.30	$1,107.70	154.00	$927.46	956.81	$913.91	3,274.73	$887.53	1,920.02	$889.92	11,920.82	$834.36	41,279.49	(2)

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

(a)                   Exhibits

31.1       Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2       Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1       Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1     The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.+

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

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

Date: August 14, 2012	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)