Form 10-Q
period 2012-09-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2012-11-14
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  September 30, 2012

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

QUARTER ENDED September 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	September 30,
	2012	December 31, 2011
	(Unaudited)
Assets
Equity in brokers’ trading accounts:
Securities owned, at fair value (cost $0 and $66,603,904, respectively)	$—	$66,744,630
Cash	143,789,637	27,781,186
Unrealized gain (loss) on open contracts, net	1,983,921	8,025,123
Total equity in brokers’ trading accounts	145,773,558	102,550,939
Cash and cash equivalents	179,184,581	271,405,439
Securities owned, at fair value (cost $400,688,813 and $464,530,065, respectively)	400,972,497	464,744,436
Interest and dividends receivable	32,143	88,659
Total assets	$725,962,779	$838,789,473

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Brokerage commission payable	$4,129,299	$4,866,939
Accrued incentive fees	2,568,305	381,337
Organization and offering costs payable	173,495	200,428
Accrued operating expenses	150,035	173,782
Pending partner additions	3,417,934	3,590,048
Redemptions payable	11,389,464	30,734,748
Total liabilities	21,828,532	39,947,282

Partners’ Capital (Net Asset Value)
General Partner
Class A (2,499.78 and 3,008.66 units outstanding at September 30, 2012 and December 31, 2011, respectively)	3,226,049	3,898,734
Class B (0 and 427.01 units outstanding at September 30, 2012 and December 31, 2011, respectively)	—	469,305
Legacy 1 Class (1,025.00 units outstanding at both September 30, 2012 and December 31, 2011)	947,260	935,031
Legacy 2 Class (1,000.00 units outstanding at both September 30, 2012 and December 31, 2011)	912,605	903,063
Global 1 Class (1,372.89 units outstanding at both September 30, 2012 and December 31, 2011)	1,222,459	1,200,376
Global 2 Class (1,974.70 units outstanding at both September 30, 2012 and December 31, 2011)	1,738,542	1,710,523
Global 3 Class (0 and 500.00 units outstanding at September 30, 2012 and December 31, 2011, respectively)	—	411,298
Limited Partners
Class A (27,326.78 and 32,119.81 units outstanding at September 30, 2012 and December 31, 2011, respectively)	35,266,166	41,622,105
Class B (344,413.17 and 419,169.11 units outstanding at September 30, 2012 and December 31, 2011, respectively)	375,149,841	460,685,410
Legacy 1 Class (5,119.75 and 5,210.84 units outstanding at September 30, 2012 and December 31, 2011, respectively)	4,731,446	4,753,458
Legacy 2 Class (13,802.68 and 16,534.92 units outstanding at September 30, 2012 and December 31, 2011, respectively)	12,596,392	14,932,071
Global 1 Class (12,638.33 and 14,017.11 units outstanding at September 30, 2012 and December 31, 2011, respectively)	11,253,478	12,255,712
Global 2 Class (29,267.35 and 30,586.54 units outstanding at September 30, 2012 and December 31, 2011, respectively)	25,767,243	26,494,677
Global 3 Class (280,238.38 and 277,864.25 units outstanding at September 30, 2012 and December 31, 2011, respectively)	231,322,766	228,570,428
Total partners’ capital (net asset value)	704,134,247	798,842,191
Total liabilities and partners’ capital (net asset value)	$725,962,779	$838,789,473

The accompanying notes are an integral part of these consolidated financial statements

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

September 30, 2012

(Unaudited)

Futures, Forwards, and Options on Futures Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(501,262)	(0.07)%	$(50,016)	(0.01)%	$(551,278)	(0.08)%
Currencies	$133,859	0.02%	$(72,997)	(0.01)%	$60,862	0.01%
Energy	$2,493,280	0.35%	$(535,986)	(0.07)%	$1,957,294	0.28%
Interest rates	$2,784,376	0.39%	$(379,453)	(0.05)%	$2,404,923	0.34%
Meats	$9,150	0.00%	$57,212	0.01%	$66,362	0.01%
Metals	$2,512,422	0.36%	$(18,360)	(0.00)%	$2,494,062	0.35%
Soft commodities	$(5,567)	(0.00)%	$198,020	0.03%	$192,453	0.03%
Stock indices and single stock futures	$(2,844,317)	(0.40)%	$96,852	0.01%	$(2,747,465)	(0.39)%
Total U.S. Futures Positions	$4,581,941		$(704,728)		$3,877,213

Foreign Futures Positions:
Agriculturals	$789	0.00%	$—	(0.00)%	$789	0.00%
Energy	$80,626	0.01%	$21,151	0.00%	$101,777	0.01%
Interest rates	$3,635,914	0.52%	$(180,136)	(0.03)%	$3,455,778	0.49%
Metals	$9,247,778	1.31%	$(10,551,783)	(1.50)%	$(1,304,005)	(0.19)%
Soft commodities	$23,787	0.00%	$(23,492)	(0.00)%	$295	0.00%
Stock indices	$(4,655,574)	(0.66)%	$69,732	0.01%	$(4,585,842)	(0.65)%
Total Foreign Futures Positions	$8,333,320		$(10,664,528)		$(2,331,208)
Total Futures Contracts	$12,915,261	1.83%	$(11,369,256)	(1.61)%	$1,546,005	0.22%

Forward Contracts *
Currencies	$(453,150)	(0.06)%	$929,333	0.13%	$476,183	0.07%

Options on Futures and Forward Contracts *
Currencies	$197,458	0.03%	$(115,432)	(0.02)%	$82,026	0.01%
Interest rates	$—	(0.00)%	$(114,453)	(0.02)%	$(114,453)	(0.02)%
U.S. stock indices	$4,950	0.00%	$(10,790)	(0.00)%	$(5,840)	(0.00)%
Total Options on Futures and Forward Contracts	$202,408	0.03%	$(240,675)	(0.04)%	$(38,267)	(0.01)%

Total Futures, Forward and Options on Futures and Forward Contracts	$12,664,519	1.80%	$(10,680,598)	(1.52)%	$1,983,921	0.28%

*    No individual futures, forward, and options on futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2012

(Unaudited)

Securities owned

Bank deposits

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$16,000,000	10/19/2012	Bank of Montreal, 0.4%	$16,001,947	2.27%
$13,000,000	12/11/2012	Bank of America, 0.6%	13,021,649	1.85%
	Total U.S. Bank Deposits (cost of $28,999,662)		$29,023,596	4.12%

U.S. Commercial paper

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$20,000,000	12/3/2012	Bank of Nova Scotia, 0.3%	$19,989,675	2.84%
$10,000,000	3/14/2013	Dell Incorporation 0.3%	9,987,244	1.42%
$25,600,000	10/12/2012-12/4/2012	Other, 0.4-0.6%	25,586,293	3.63%
	Total U.S. Commercial paper (cost of $55,516,103)		$55,563,212	7.89%

U.S. Government-sponsored enterprises

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$207,700,000	9/23/2013-12/15/2014	Federal Farm Credit Banks, 0.2-0.6%	$207,758,524	29.50%
$46,500,000	3/6/2013-7/22/2013	Federal Home Loan Banks, 0.3%	46,513,893	6.61%
$12,000,000	1/9/2015	Federal Agricultural Mortgage Corporation, 0.9%	12,024,327	1.71%
	Total U.S. Government-sponsored enterprises (cost of $266,171,482)		$266,296,744	37.82%

Corporate Bonds

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)

$46,509,000	9/15/2013-8/1/2014	Corporate Bonds, 0.7-1.5% (cost of $50,001,566)	$50,088,945	7.11%

		Percent of Partners’ Capital
	Fair Value	(net asset value)
Total securities owned	$400,972,497	56.94%

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2011

Futures, Forwards and Options on Futures Contracts

	Expiration	No. of Contracts		Unrealized gain/(loss) on open long	Percent of Partners’ Capital (Net	Unrealized gain/(loss) on open short	Percent of Partners’ Capital (Net	Net unrealized gain/(loss) on	Percent of Partners’ Capital (Net
	Dates	Long	Short	contracts	Asset Value)	contracts	Asset Value)	open contracts	Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals				$585,674	0.07%	$(1,895,802)	(0.24)%	$(1,310,128)	(0.17)%
Currencies				$1,033,683	0.13%	$1,954,273	0.24%	$2,987,956	0.37%
Energy				$(66,017)	(0.01)%	$2,482,748	0.31%	$2,416,731	0.30%
Interest rates				$1,516,424	0.19%	$(762,104)	(0.10)%	$754,320	0.09%
Meats				$(77,043)	(0.01)%	$(19,996)	(0.00)%	$(97,039)	(0.01)%
Metals				$(556,221)	(0.07)%	$272,588	0.03%	$(283,633)	(0.04)%
Soft commodities				$(23,739)	(0.00)%	$654,538	0.08%	$630,799	0.08%
Stock indices and single stock futures				$362,188	0.05%	$(32,147)	(0.00)%	$330,041	0.04%
Total U.S. Futures Positions				$2,774,949		$2,654,098		$5,429,047

Foreign Futures Positions:
Agriculturals				$49,468	0.01%	$(2,768)	(0.00)%	$46,700	0.01%
Energy				$(43,296)	(0.00)%	190,332	0.02%	$147,036	0.02%
Interest rates				$3,769,880	0.47%	$(167,601)	(0.02)%	$3,602,279	0.45%
Metals
Copper	1/18/2012-3/20/2013	464	499	$(11,127,466)	(1.39)%	$8,698,821	1.09%	$(2,428,645)	(0.30)%
Aluminum	1/18/2012-3/20/2013	2,355	2,624	$(21,274,187)	(2.66)%	$19,699,975	2.46%	$(1,574,212)	(0.20)%
Other Metals				$(753,673)	(0.09)%	$743,163	0.09%	$(10,510)	(0.00)%
Soft commodities				$(29,165)	(0.00)%	$70,401	0.01%	$41,236	0.01%
Stock indices				$212,226	0.03%	$101,920	0.01%	$314,146	0.04%
Total Foreign Futures Positions				$(29,196,213)		$29,334,243		$138,030
Total Futures Contracts				$(26,421,264)	(3.31)%	$31,988,341	4.00%	$5,567,077	0.69%

Forward Contracts *
Currencies				$147,817	0.02%	$2,314,511	0.29%	$2,462,328	0.31%

Options on Futures Contracts *
U.S. stock indices				$3,271	0.00%	$(7,553)	(0.00)%	$(4,282)	(0.00)%
Total Futures, Forward and Options on Futures and Forward Contracts				$(26,270,176)	(3.29)%	$34,295,299	4.29%	$8,025,123	1.00%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

U.S. Government securities in brokers’ trading accounts***

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$66,750,000	2/29/2012-7/26/2012	U.S. Treasury Bills, 0.1-0.3% (cost of $66,603,904)	$66,744,630	8.35%

***                           Pledged as collateral for the trading of futures, forward and options on futures contracts.

Securities owned

Bank deposits

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$41,000,000	5/1/2012-10/19/2012	U.S. Certificates of deposit, 0.4-0.5% (cost of $40,999,662)	$41,037,669	5.14%

U.S. Commercial paper

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$31,300,000	1/24/2012-3/23/2012	U.S. Commercial paper, 0.2-0.5% (cost of $31,266,369)	$31,279,645	3.92%

U.S. Government-sponsored enterprises

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$275,875,000	9/23/2013-12/15/2014	Federal Farm Credit Bank, 0.2-1.6%	$275,919,554	34.54%
$67,500,000	3/6/2013-10/27/2014	Federal Home Loan Bank, 0.2-.9%	67,539,449	8.45%
$25,000,000	3/19/2012	Federal National Mortrage Association Discount Note,0.2%	24,990,792	3.13%
	Total U.S. Government-sponsored enterprises (cost of $368,310,141)		$368,449,795	46.12%

U.S. Government securities

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$24,000,000	6/28/2012	U.S. Treasury Bills, 0.2% (cost of $23,953,893)	$23,977,327	3.00%

		Percent of Partners’ Capital
	Fair Value	(net asset value)
Total securities owned	$464,744,436	58.18%

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures and forward trading
Realized	$14,788,854	$1,533,658	$56,265,301	$(1,222,983)
Change in unrealized	2,549,890	15,103,836	(5,996,953)	(22,508,037)
Commissions	(2,774,556)	(3,414,338)	(8,596,684)	(9,958,730)
Net gains (losses) from futures and forward trading	14,564,188	13,223,156	41,671,664	(33,689,750)
Net gain (loss) from equities, equity options and exchange-traded funds
Realized	—	—	—	408,727
Change in unrealized	—	—	—	0
Commissions	—	—	—	(68,873)
Net gains (losses) from equities, equity options and exchange-traded funds	—	—	—	339,854

Total trading gains (losses)	14,564,188	13,223,156	41,671,664	(33,349,896)

Net investment income (loss)
Income
Dividend income	—	—	—	72,394
Interest income	481,491	640,016	1,425,155	2,469,140

Total income	481,491	640,016	1,425,155	2,541,534

Expenses from operations
Dividend expense	—	—	—	159,212
Brokerage commission	10,501,801	13,228,036	32,674,197	40,279,215
Incentive fees	2,737,006	3,626,389	8,917,234	5,389,425
Organizational and offering costs	534,770	654,280	1,655,799	1,957,079
Operating expenses	462,427	569,056	1,432,781	1,707,397

Total expenses	14,236,004	18,077,761	44,680,011	49,492,328

Net investment loss	(13,754,513)	(17,437,745)	(43,254,856)	(46,950,794)

Net income (loss)	$809,675	$(4,214,589)	$(1,583,192)	$(80,300,690)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$0.40	$(6.90)	$(5.30)	$(123.14)
General Partner & Limited Partner Class B Units	$(1.44)	$(7.76)	$(9.80)	$(110.81)
General Partner & Limited Partner Legacy 1 Class Units	$5.61	$0.60	$11.93	$(68.80)
General Partner & Limited Partner Legacy 2 Class Units	$5.02	$(1.50)	$9.55	$(72.34)
General Partner & Limited Partner Global 1 Class Units	$6.71	$3.96	$16.09	$(70.40)
General Partner & Limited Partner Global 2 Class Units	$6.10	$3.28	$14.19	$(71.95)
General Partner & Limited Partner Global 3 Class Units	$2.11	$(0.77)	$2.85	$(81.79)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Nine Months Ended September 30, 2012

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of		Number of		Number of		Number of		Number of		Number of		Number of		Number of
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Partners’ capital, (net asset value) December 31, 2011	3,008.66	$3,898,734	32,119.81	$41,622,105	427.01	$469,305	419,169.11	$460,685,410	1,025.00	$935,031	5,210.84	$4,753,458	1,000.00	$903,063	16,534.92	$14,932,071
Contributions	—	—	—	—	—	—	—	—			367.22	346,650			920.85	834,958
Redemptions	(508.88)	(650,000)	(4,793.03)	(6,254,267)	(427.01)	(461,824)	(74,755.94)	(82,382,649)			(458.31)	(422,823)			(3,653.09)	(3,332,001)
Net loss	—	(22,685)	—	(101,672)	—	(7,481)	—	(3,152,920)	—	12,229	—	54,161	—	9,542	—	161,364
Partners’ capital, (net asset value) September 30, 2012	2,499.78	$3,226,049	27,326.78	$35,266,166	—	$—	344,413.17	$375,149,841	1,025.00	$947,260	5,119.75	$4,731,446	1,000.00	$912,605	13,802.68	$12,596,392

Net asset value per unit at December 31, 2011		$1,295.84				$1,099.04				$912.23				$903.06

Net asset value per unit at September 30, 2012		$1,290.54				$1,089.24				$924.16				$912.61

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of		Number of		Number of		Number of		Number of		Number of		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Amount
Partners’ capital, (net asset value) December 31, 2011	1,372.89	$1,200,376	14,017.11	$12,255,712	1,974.70	$1,710,523	30,586.54	$26,494,677	500.00	$411,298	277,864.25	$228,570,428	$798,842,191
Contributions	—	—	3,246.90	2,887,903	—	—	3,647.07	3,215,424	—	—	31,699.92	26,390,390	33,675,325
Redemptions	—	—	(4,625.68)	(4,112,172)	—	—	(4,966.26)	(4,388,557)	(500.00)	(406,616)	(29,325.79)	(24,389,168)	(126,800,077)
Net loss	—	22,083	—	222,035	—	28,019	—	445,699	—	(4,682)	—	751,116	(1,583,192)
Partners’ capital, (net asset value) September 30, 2012	1,372.89	$1,222,459	12,638.33	$11,253,478	1,974.70	$1,738,542	29,267.35	$25,767,243	—	$—	280,238.38	$231,322,766	$704,134,247

Net asset value per unit at December 31, 2011		$874.34				$866.22				$822.60

Net asset value per unit at September 30, 2012		$890.43				$880.41				$825.45

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Nine Months Ended September 30, 2011

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of		Number of		Number of		Number of		Number of		Number of		Number of		Number of
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Partners’ capital, (net asset value) December 31, 2010	3,008.66	$4,478,872	40,362.54	$60,086,201	427.01	$542,672	498,484.71	$633,504,348	1,025.00	$1,050,542	5,908.00	$6,055,220	1,000.00	$1,019,793	6,361.06	$6,486,967
Contributions	—	—	—	—	—	—	—	—	—	—	630.38	641,324	—	—	11,200.61	11,017,655
Redemptions	—	—	(3,491.05)	(5,009,150)	—	—	(46,054.27)	(56,338,190)	—	—	(1,182.30)	(1,186,506)	—	—	(591.11)	(580,322)
Net loss	—	(370,486)	—	(4,728,233)	—	(47,318)	—	(52,325,439)	—	(70,517)	—	(388,973)	—	(72,346)	—	(845,590)
Partners’ capital, (net asset value) September 30, 2011	3,008.66	$4,108,386	36,871.49	$50,348,818	427.01	$495,354	452,430.44	$524,840,719	1,025.00	$980,025	5,356.08	$5,121,065	1,000.00	$947,447	16,970.56	$16,078,710

Net asset value per unit at December 31, 2010		$1,488.66				$1,270.86				$1,024.92				$1,019.79

Net asset value per unit at September 30, 2011		$1,365.52				$1,160.05				$956.12				$947.45

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of		Number of		Number of		Number of		Number of		Number of		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Amount
Partners’ capital, (net asset value) December 31, 2010	1,044.66	$1,028,338	10,133.38	$9,975,048	1,181.06	$1,155,098	18,631.40	$18,221,772	500.00	$473,009	156,270.73	$147,834,890	$891,912,770
Contributions	—	—	5,943.67	5,678,180	793.64	749,000	13,448.42	12,662,684	—	—	129,777.96	118,496,683	149,245,526
Redemptions	—	—	(1,536.67)	(1,445,731)	—	—	(2,208.60)	(2,089,944)	—	—	(12,734.90)	(11,551,768)	(78,201,611)
Net loss	—	(73,540)	—	(917,869)	—	(114,899)	—	(1,729,343)	—	(40,896)	—	(18,575,241)	(80,300,690)
Partners’ capital, (net asset value) September 30, 2011	1,044.66	$954,798	14,540.38	$13,289,628	1,974.70	$1,789,199	29,871.22	$27,065,169	500.00	$432,113	273,313.79	$236,204,564	$882,655,995

Net asset value per unit at December 31, 2010		$984.38				$978.01				$946.02

Net asset value per unit at September 30, 2011		$913.98				$906.06				$864.23

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

GP 1, LLC (“GP 1”)	GP 6, LLC (“GP 6”)	GP 10, LLC (“GP 10”)	GP 15, LLC (“GP 15”)
GP 3, LLC (“GP 3”)	GP 7, LLC (“GP 7”)	GP 11, LLC (“GP 11”)	GP 16, LLC (“GP 16”)
GP 4, LLC (“GP 4”)	GP 8, LLC (“GP 8”)	GP 12, LLC (“GP 12”)	GP 17, LLC (“GP 17”)
GP 5, LLC (“GP 5”)	GP 9, LLC (“GP 9”)	GP 14, LLC (“GP 14”)	GP 18, LLC (“GP 18”)

There were no assets allocated to GP 6, GP 11, GP 17 and GP 18 as of September 30, 2012 and December 31, 2011.

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

The Partnership follows the provisions of ASC 740, Income Taxes. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2008. As of September 30, 2012, the Partnership has no material uncertain income tax positions and, accordingly, has not recorded a liability for the payment of interest or penalties.

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At September 30, 2012, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of cash flows. The Partnership noted that as of and for the periods ended September 30, 2012 and 2011 substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) were presented.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. and foreign futures contracts	$1,546,005	$—	$—	$1,546,005
Forward contracts	—	476,183	—	476,183
Options on futures contracts	(38,267)	—	—	(38,267)
Cash and cash equivalents
Bank deposits	—	4,105,174	—	4,105,174
U.S. Commercial paper	171,691,141		—	171,691,141
Securities owned
Bank deposits	—	29,023,596	—	29,023,596
U.S. Commercial paper	55,563,212	—	—	55,563,212
U.S. Government-sponsored enterprises	266,296,744	—	—	266,296,744
Corporate bonds	—	50,088,945	—	50,088,945
Total	$495,058,835	$83,693,898	$—	$578,752,733

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 10. See the consolidated condensed schedule of investments for additional detail categorization.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$66,744,630	$—	$—	$66,744,630
U.S. and foreign futures contracts	5,567,077	—	—	5,567,077
Forward contracts	—	2,462,328	—	2,462,328
Options on futures contracts	(4,282)	—	—	(4,282)
Cash and cash equivalents
Bank deposits	—	3,133,349	—	3,133,349
U.S. Commercial paper	264,772,440	—	—	264,772,440
Securities owned
Bank deposits	—	41,037,669	—	41,037,669
U.S. Commercial paper	31,279,645	—	—	31,279,645
U.S. Government-sponsored enterprises	368,449,795	—	—	368,449,795
U.S. Government securities	23,977,327	—	—	23,977,327
Total	$760,786,632	$46,633,346	$—	$807,419,978

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 10. See the consolidated condensed schedule of investments for additional detail categorization.

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no significant transfers among levels 1, 2 and 3 during the nine months ended September 30, 2012 and year ended December 31, 2011.

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

The Partnership pays the General Partner a monthly brokerage commission, organization and offering costs and operating expenses as presented in the table below:

		Organization and Offering
	Brokerage commission*	Reimbursement*	Operating Expense*
Class A units	7.50%	0.10%	0.25%
Class B units	7.95%	0.30%	0.25%
Legacy 1 Class units	5.00%	0.30%	0.25%
Legacy 2 Class units	5.25%	0.30%	0.25%
Global 1 Class units	4.45%	0.30%	0.25%
Global 2 Class units	4.70%	0.30%	0.25%
Global 3 Class units	6.45%	0.30%	0.25%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Total return — Class A Units	0.03%	(0.50)%	(0.41)%	(8.27)%
Total return — Class B Units	(0.13)%	(0.66)%	(0.89)%	(8.72)%
Total return — Legacy 1 Class Units	0.61%	0.06%	1.31%	(6.71)%
Total return — Legacy 2 Class Units	0.55%	(0.16)%	1.06%	(7.09)%
Total return — Global 1 Class Units	0.76%	0.44%	1.84%	(7.15)%
Total return — Global 2 Class Units	0.70%	0.36%	1.64%	(7.36)%
Total return — Global 3 Class Units	0.26%	(0.09)%	0.35%	(8.65)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	6.35%	6.53%	6.36%	6.57%
Incentive fees (2)	0.38%	0.41%	1.19%	0.60%
Total expenses	6.73%	6.94%	7.55%	7.17%
Net investment loss (1) (3)	(6.09)%	(6.24)%	(6.10)%	(6.19)%

(1)         Annualized.

(2)         Not annualized.

(3)         Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and nine months ended September 30, 2012 and 2011 (annualized).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The following per unit performance calculations reflect activity related to the Partnership for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Class A Units	2012	2011	2012	2011

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,290.14	$1,372.42	$1,295.84	$1,488.66
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	25.55	19.39	71.10	(49.54)
Expenses net of interest and dividend income*	(25.15)	(26.29)	(76.40)	(73.60)
Total income (loss) from operations	0.40	(6.90)	(5.30)	(123.14)
Net asset value per unit at end of period	$1,290.54	$1,365.52	$1,290.54	$1,365.52

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Class B Units	2012	2011	2012	2011

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,090.68	$1,167.81	$1,099.04	$1,270.86
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	21.72	16.57	60.38	(42.04)
Expenses net of interest and dividend income*	(23.16)	(24.33)	(70.18)	(68.77)
Total income (loss) from operations	(1.44)	(7.76)	(9.80)	(110.81)
Net asset value per unit at end of period	$1,089.24	$1,160.05	$1,089.24	$1,160.05

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Legacy 1 Class Units	2012	2011	2012	2011

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$918.55	$955.52	$912.23	$1,024.92
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	18.09	13.47	50.06	(34.67)
Expenses net of interest and dividend income*	(12.48)	(12.87)	(38.13)	(34.13)
Total income (loss) from operations	5.61	0.60	11.93	(68.80)
Net asset value per unit at end of period	$924.16	$956.12	$924.16	$956.12

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Legacy 2 Class Units	2012	2011	2012	2011

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$907.59	$948.95	$903.06	$1,019.79
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	18.13	14.54	50.02	(32.53)
Expenses net of interest and dividend income*	(13.11)	(16.04)	(40.47)	(39.81)
Total income (loss) from operations	5.02	(1.50)	9.55	(72.34)
Net asset value per unit at end of period	$912.61	$947.45	$912.61	$947.45

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Global 1 Class Units	2012	2011	2012	2011

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$883.72	$910.02	$874.34	$984.38
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	18.03	16.49	49.21	(40.76)
Expenses net of interest and dividend income*	(11.32)	(12.53)	(33.12)	(29.64)
Total income (loss) from operations	6.71	3.96	16.09	(70.40)
Net asset value per unit at end of period	$890.43	$913.98	$890.43	$913.98

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Global 2 Class Units	2012	2011	2012	2011

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$874.31	$902.78	$866.22	$978.01
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	17.51	16.42	48.39	(40.48)
Expenses net of interest and dividend income*	(11.41)	(13.14)	(34.20)	(31.47)
Total income (loss) from operations	6.10	3.28	14.19	(71.95)
Net asset value per unit at end of period	$880.41	$906.06	$880.41	$906.06

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Global 3 Class Units	2012	2011	2012	2011

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$823.34	$865.00	$822.60	$946.02
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	16.50	15.81	45.75	(38.52)
Expenses net of interest and dividend income*	(14.39)	(16.58)	(42.90)	(43.27)
Total income (loss) from operations	2.11	(0.77)	2.85	(81.79)
Net asset value per unit at end of period	$825.45	$864.23	$825.45	$864.23

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

The amount of required margin and good faith deposits with the FCMs and interbank market makers usually ranges from 5% to 35% of the Partnership’s net asset value. The fair value of securities held to satisfy such requirements at September 30, 2012 and December 31, 2011 was $0 and $66,744,630, respectively, which was 0% and 8.4% of the net asset value, respectively. The cash deposited with the FCMs and interbank market makers at September 30, 2012 and December 31, 2011 was $143,789,637 and $27,781,186, respectively, which was 20.4% and 3.5% of the net asset value, respectively.

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

The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05. The monthly average futures contracts, forward contracts, options on futures contracts and equity options bought and sold was approximately 7,573 and 8,099, respectively, for the three and nine months ended September 30, 2012 and 6,662 and 7,706, respectively, for the three and nine months ended September 30, 2011. The following tables summarize the quantitative information required by FASB ASC 815:

	Fair Values of Derivative Instruments
	September 30, 2012
	Asset	Liability
	Derivatives*	Derivatives*	Fair Value

Agricultural contracts	$1,106,584	$(1,657,073)	$(550,489)
Currencies contracts	5,920,569	(5,301,498)	619,071
Energy contracts	3,699,616	(1,640,545)	2,059,071
Interest rates contracts	6,698,686	(952,438)	5,746,248
Meats contracts	150,216	(83,854)	66,362
Metals contracts	14,624,900	(13,434,843)	1,190,057
Soft commodities contracts	528,221	(335,473)	192,748
Stock indices contracts	897,370	(8,236,517)	(7,339,147)

	$33,626,162	$(31,642,241)	$1,983,921

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three and Nine Months Ended

September 30, 2012 and 2011

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Type of Contract	September 30, 2012*	September 30, 2011*	September 30, 2012*	September 30, 2011*

Agriculturals contracts	$7,723,465	$(6,764,659)	$2,375,611	$(15,721,792)
Currencies contracts	2,266,712	(20,765,064)	(13,142,642)	(27,284,899)
Energy contracts	(832,921)	(7,646,687)	7,479,531	(5,874,550)
Interest rates contracts	(695,497)	58,520,368	27,145,170	66,485,195
Meats contracts	(448,911)	(1,129,600)	(826,717)	(1,923,770)
Metals contracts	(491,246)	10,903,716	(4,161,259)	(351,400)
Soft commodities contracts	(2,602,074)	(3,655,235)	860,514	(2,484,797)
Stock indices and equity options contracts	12,419,216	(12,825,345)	30,538,140	(32,653,911)

	$17,338,744	$16,637,494	$50,268,348	$(19,809,924)

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

	Three Months Ended		Nine Months Ended
Line Item in Consolidated Statement of	September 30,		September 30,
Operations	2012	2011	2012	2011

Net gain (loss) from futures and forward trading
Realized	$14,788,854	$1,533,658	$56,265,301	$(1,222,983)
Change in unrealized	2,549,890	15,103,836	(5,996,953)	(22,508,037)
Total realized and changed in unrealized net gain (loss) from futures and forward trading	17,338,744	16,637,494	50,268,348	(23,731,020)
Net gain (loss) from equity options
Realized	—	—	—	3,921,096
Change in unrealized	—	—	—	—
Total realized and changed in unrealized net gain (loss) from equity options trading	—	—	—	3,921,096
Total realized and changed in unrealized net gain (loss) from futures, forward and equity options trading	$17,338,744	$16,637,494	$50,268,348	$(19,809,924)

Note 11.  Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure.  Subsequent to September 30, 2012, there were contributions and redemptions totaling approximately $8,050,000 and $100,000, respectively.

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

The following is a list of the Trading Companies, for which Grant Park is the sole member and all of which were organized as Delaware limited liability companies:

GP 1, LLC (“GP 1”)	GP 6, LLC (“GP 6”)	GP 10, LLC (“GP 10”)	GP 15, LLC (“GP 15”)
GP 3, LLC (“GP 3”)	GP 7, LLC (“GP 7”)	GP 11, LLC (“GP 11”)	GP 16, LLC (“GP 16”)
GP 4, LLC (“GP 4”)	GP 8, LLC (“GP 8”)	GP 12, LLC (“GP 12”)	GP 17, LLC (“GP 17”)
GP 5, LLC (“GP 5”)	GP 9, LLC (“GP 9”)	GP 14, LLC (“GP 14”)	GP 18, LLC (“GP 18”)

There were no assets allocated to GP 6, GP 11, GP 17 and GP 18 as of September 30, 2012 and December 31, 2011.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors retained by the general partner. Alder Capital Limited (“Alder”), Amplitude Capital International Limited (“Amplitude”), Denali Asset Management, LLLP (“Denali”), EMC Capital Management, Inc. (“EMC”), Eckhardt Trading Co. (“ETC”), Global Advisors Jersey Limited (“Global Advisors”), Quantitative Investment Management LLC (“QIM”), Rabar Market Research, Inc. (“Rabar”), Sunrise Capital Partners, LLC (“Sunrise”), Transtrend B.V. (“Transtrend”), Welton Investment Corporation (“Welton”) and Winton Capital Management (“Winton”), serve as Grant Park’s commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of September 30, 2012, the general partner allocated Grant Park’s net assets through the respective Trading Companies among its core trading advisors Amplitude and Winton and non-core trading advisors Alder , Denali, EMC, ETC, Global Advisors, QIM, Rabar, Sunrise, Transtrend, and Welton. No more than twenty percent of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of September 30, 2012:

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and nine months ended September 30, 2012 and 2011, are set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Total return — Class A Units	0.03%	(0.50)%	(0.41)%	(8.27)%
Total return — Class B Units	(0.13)%	(0.66)%	(0.89)%	(8.72)%
Total return — Legacy 1 Class Units	0.61%	0.06%	1.31%	(6.71)%
Total return — Legacy 2 Class Units	0.55%	(0.16)%	1.06%	(7.09)%
Total return — Global 1 Class Units	0.76%	0.44%	1.84%	(7.15)%
Total return — Global 2 Class Units	0.70%	0.36%	1.64%	(7.36)%
Total return — Global 3 Class Units	0.26%	(0.09)%	0.35%	(8.65)%

Grant Park’s net asset value at September 30, 2012 was approximately $704.1 million, at December 31, 2011 was approximately $798.8 million and at September 30, 2011 was approximately $882.7 million.

The table below sets forth Grant Park’s trading gains or losses by sector for the three and nine month periods ended September 30, 2012 and 2011.

	% Gain (Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Agriculturals	1.1%	—%	0.3%	—%
Currencies	0.3	(2.7)	(1.9)	(3.3)
Energy	(0.1)	(0.9)	1.1	(1.0)
Interest rates	(0.1)	7.0	3.9	7.5
Meats	(0.1)	—	(0.1)	0.3
Metals	(0.1)	1.2	(0.6)	—
Soft commodities	(0.4)	(1.3)	0.1	(2.2)
Stock indices, equities, equity options and exchange traded funds	1.8	(1.4)	4.3	(3.9)

	2.4%	1.9%	7.1%	(2.6)%

Three months ended September 30, 2012 compared to three months ended September 30, 2011

For the three months ended September 30, 2012, Grant Park had a positive return of approximately 0.0% for the Class A units, a negative return of approximately 0.1% for the Class B units, a positive return of approximately 0.6% for the Legacy 1 Class units, a positive return of approximately 0.6% for the Legacy 2 Class units, a positive return of approximately 0.8% for the Global 1 Class units, a positive return of approximately 0.7% for the Global 2 Class units and a positive return of approximately 0.3% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 2.4% which were further increased by gains of approximately 0.1% from interest income. These trading gains were decreased by approximately 2.4% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.  For the same period in 2011, Grant Park had a negative return of approximately 0.5% for the Class A units, a negative return of approximately 0.7% for the Class B units, a positive return of approximately 0.1% for the Legacy 1 Class units, a negative return of approximately 0.2% for the Legacy 2 Class units, a positive return of approximately 0.4% for the Global 1 Class units, a positive return of approximately 0.4% for the Global 2 Class units and a negative return of approximately 0.1% for the Global 3 Class units.  On a combined basis prior to expenses, Grant Park had trading gains of approximately 1.9%, which were further increased by approximately 0.1% from interest income. These trading gains were decreased by approximately 2.4% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

For the nine months ended September 30, 2012, Grant Park had a negative return of approximately 0.4% for the Class A units, a negative return of approximately 0.9% for the Class B units, a positive return of approximately 1.3% for the Legacy 1 Class units, a positive return of approximately 1.1% for the Legacy 2 Class units, a positive return of approximately 1.8% for the Global 1 Class units, a positive return of approximately 1.6% for the Global 2 Class units and a positive return of approximately 0.4% for the Global 3 Class units. On a combined unit basis prior to expenses, Grant Park had trading gains of approximately 7.1% which were further increased by gains of approximately 0.2% from interest income. These trading gains were decreased by approximately 7.6% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2011, Grant Park a had negative return of approximately 8.3% for the Class A units, 8.7% for the Class B units, 6.7% for the Legacy 1 Class units, 7.1% for the Legacy 2 Class units, 7.2% for the Global 1 Class units, 7.4% for the Global 2 Class units, and 8.7% for the Global 3 Class units. On a combined unit basis prior to expenses, approximately 2.6% resulted from trading losses which were offset by 0.3% of interest income. The trading losses were further decreased by approximately 6.2% in brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2012

Natural gas markets rallied nearly 17% as exceptionally warm temperatures in July spurred energy demand for cooling purposes.  The potential impact of hurricane activity in the Gulf of Mexico was a factor which drove natural gas prices higher.  Crude oil prices also increased, as ongoing tensions in the Middle East drove concerns about future supplies. Additional data showed a decline in domestic inventories.

Grains markets were generally higher for the quarter.  Massive droughts in the Midwest, led to declines in the forecasts for futures supply.  In September, an improvement in growing conditions helped to ease supply concerns and caused a sharp reversal in the grains markets.  In the foods markets, sugar prices dropped following bullish supply data from Brazil, cocoa prices rallied because civil unrest in the Ivory Coast depressed production.

Precious metals markets rose due to heavy buying by investors who attempted to hedge against inflation.  Base metals markets finished higher on speculation the new plans for quantitative easing both in the U.S. and abroad would help improve global industrial demand.   Gains in the base metals markets were aided by the announcement of new government-funded infrastructure projects in China, which is the world’s largest consumer of copper.

The U.S. was under heavy pressure following the announcement of QE3 by the U.S. Federal Reserve.  The euro strengthened relative to counterpart currencies as news regarding the newly expanded bailout fund for Greece and Spain aided investor confidence in the region.  Riskier currencies, including the Australian and New Zealand dollars, moved higher as confident investors sought higher-yielding investments.

North American and European equity markets rallied as an improved overall outlook for the global economy spurred investor risk appetite.  The Japanese Nikkei 225 registered setbacks for the quarter, however, as investors feared ongoing slow growth in China would have a negative financial impact on the economy.

U.S. Treasury markets finished modestly higher due to a rally which was spurred by unmet expectations of new stimulus policies in August.  German Bunds rallied during the same period as investors feared weak growth prospects in the U.S. would have a negative effect on the Eurozone.

Key trading developments for Grant Park during the first nine months of 2012 included the following:

January.  Grant Park recorded gains and losses during the month.  Class A units were down 0.00%, Class B units were down 0.06%, Legacy 1 Class units were up 0.18%, Legacy 2 Class units were up 0.17%, Global 1 Class units were up 0.39%, Global 2 Class units were up 0.37% and Global 3 Class units were up 0.22%. European currencies generally rose against the U.S. dollar on the bullish news the region’s financial outlook might be improving. The euro strengthened following news that the International Monetary Fund was considering increasing aid to smaller European nations. The Swiss franc also posted gains following the largest jump in investor confidence, since the second quarter of 2011. The combination of unusually warm weather and increased supplies drove natural gas prices nearly 15% lower for the month. Crude oil markets posted modest gains due to ongoing supply concerns stemming from tension surrounding Iran. In Asia, speculators drove Japanese equity markets higher on beliefs the Chinese government might stimulate the nation’s economy in response to data which showed decreasing inflation. North American equity markets also moved higher and were supported by bullish domestic housing and manufacturing data and by strong earnings reports by several key U.S. firms. European equity markets rose as investors believed Greece and its creditors were nearing an agreement on a new debt restructuring deal. In the U.S. fixed-income markets, there was a sharp increase in demand for safe-haven assets after Standard & Poor’s downgraded French debt. Reports which showed weaker-than-expected GDP growth data for the U.S. also prompted buying in the debt markets, which drove prices higher. Corn prices fell nearly 2% after recent supply concerns eased due to improved weather conditions in South America. Wheat prices also declined, driven lower by U.S. Department of Agriculture reports which showed an upward revision to 2012 harvest estimates. In the livestock markets, increased buying by large commodity funds led to gains in the lean hogs and live cattle markets. Concerns surrounding the Eurozone economy and tensions between Iran and the West caused an increase in demand for safe-haven assets, which drove gold and silver prices higher. Investors increased demand in an attempt to hedge against U.S inflation, which also played a role in driving precious metals prices higher. Base metals prices also moved higher due to an improved growth outlook for China and beliefs the strength in the global equity markets will foster industrial demand.

February.  Grant Park recorded gains. Class A units were up 0.80%, Class B units were up 0.75%, Legacy 1 Class units were up 1.00%, Legacy 2 Class units were up 0.98%, Global 1 Class units were up 0.96%, Global 2 Class units were up 0.94% and Global 3 Class units were up 0.79%. The euro and Swiss franc posted strong gains against counterparts after the announcement of the new Greek debt plan. Rising consumer confidence in Germany also bode well for the euro and franc. The Japanese yen weakened sharply after reports the nation’s current account surplus had fallen to a 15-year low and on speculation of further monetary easing by the Bank of Japan. Crude oil prices rallied nearly 10% due to potential supply concerns stemming from ongoing tensions between Iran and Western nations. U.S. Energy Information Administration Reports showing increased petroleum byproduct production supported crude oil prices. Natural gas markets moved lower following decreased heating demand caused by abnormally warm weather. U.S. equity markets moved higher and beyond pre-2008 levels due to optimistic economic data and strong earnings reports from key U.S. firms. European and Asian markets moved higher as well, fueled by optimism surrounding Greece and strong industrial production data from the UK, Germany, and China. Positive economic data and an overall positive outlook for the Eurozone weighed on the global debt markets, which moved prices lower. Moody’s Investors Service downgraded several European nations near month-end, which had a bullish impact on the Bund markets and nearly offset early-month losses. Soybean prices rose following strong U.S. grains export data and news the Chinese and U.S. governments had agreed to cooperate on farm trade. Wheat markets registered profits because of reports the Russian government was contemplating another grain export tax. Reports which showed depressed agriculture production in Brazil created a bullish effect on the sugar markets and drove prices over 12% higher. Precious metals posted gains due to a surge in safe-haven buying amidst tensions regarding the Iranian nuclear program. Speculation the U.S. government might begin another round of stimulus activity also added to precious metals profits. Base metals markets moved higher due to the Chinese government’s decision to ease lending policies and on the belief the signed Greek debt deal would help the ailing Eurozone economy.

March.  Grant Park recorded losses. Class A units were down 2.21%, Class B units were down 2.27%, Legacy 1 Class units were down 2.03%, Legacy 2 Class units were down 2.04%, Global 1 Class units were down 1.97%, Global 2 Class units were down 1.99% and Global 3 Class units were down 2.13%. The Japanese yen declined sharply as investors believed the Bank of Japan was considering new economic stimulus initiatives. The Swiss franc strengthened against international counterparts due to reports which showed an upward revision to recent economic-growth data. The U.S. dollar also posted gains as investors moved their focus to the U.S. markets amidst growing concerns regarding the Eurozone debt markets. Natural gas prices declined nearly 19% in March as steadily rising domestic inventories and mild temperatures across the U.S. reduced demand for heating and pressured prices. Crude oil markets fell due to speculation U.S. officials were considering tapping emergency oil reserves. Decreased demand from China for crude oil also weighed on prices. North American equity markets rallied on bullish economic data in the U.S. and strong earnings forecasts for the first quarter. Japanese equity indices rose to levels unseen since last year’s devastating earthquake due to strong forecasts for the nation’s export industries stemming from yen weakness. German Bund prices declined because of early-month optimism surrounding the new Greek debt deal. U.S. Treasury markets also experienced setbacks as rallies in the equity markets and bullish intra-month economic indicators put pressure on demand for safe-haven assets. Soybean prices moved higher after severe droughts in South America impacted supplies and caused an increased demand for U.S. crops. Favorable weather conditions in key U.S. farming regions lifted supply forecasts and the corn and wheat markets moved lower. Sugar prices also declined on speculation global supplies could begin to outpace demand. Precious metals markets fell due to a decrease in safe-haven demand which was fostered by bullish economic data in the U.S. Base metal markets declined as renewed Eurozone debt concerns related to Spain and Portugal, weighed heavily on industrial demand forecasts.

April.  Grant Park recorded gains and losses. Class A units were down 0.00%, Class B units were down 0.05%, Legacy 1 Class units were up 0.18%, Legacy 2 Class units were up 0.16%, Global 1 Class units were up 0.27%, Global 2 Class units were up 0.25% and Global 3 Class units were up 0.10%. The euro weakened against major currencies over renewed concerns about debt default by smaller Eurozone nations. The Japanese yen strengthened sharply after the Bank of Japan’s decided to keep interest rates unchanged and to employ new stimulus initiatives: speculators viewed these steps as harbingers for an improved Japanese economy. Natural gas prices rallied in excess of 7% due to news U.S. producers were considering slowing production because of record-high domestic inventories. Crude oil prices moved modestly higher, supported by better-than-expected manufacturing data from Europe and China.  European equity markets experienced declines after a downgrade of Spanish debt was interpreted to mean a weaker economic outlook for Europe. Japanese equity markets predominantly fell as a strong yen weighed on the nation’s export industries. U.S. equity prices finished mixed as bearish economic data was offset by strong first-quarter earnings reports from key U.S. firms. German Bund markets moved strongly higher as investors sought safer investments amidst ongoing turmoil in the sovereign debt markets of several smaller European nations. The U.S. Treasury markets also rallied, supported by weak economic indicators in the U.S. and data which showed Chinese economic growth was slowing. Soybean markets rallied sharply after continued supply concerns which stemmed from production disruptions in South America. Conversely, wheat prices declined because of favorable weather conditions in the Midwest, which supported supply forecasts. Base metals markets were generally flat as the bearish impact of slowing Chinese economic growth was offset by the bullish influence of weaker-than-expected U.S. jobless claims data. Gold markets fell slightly, unable to overcome early-month losses stemming from U.S. dollar strength.

May.  Grant Park recorded gains. Class A units were up 6.19%, Class B units were up 6.13%, Legacy 1 Class units were up 6.24%, Legacy 2 Class units were up 6.16%, Global 1 Class units were up 6.32%, Global 2 Class units were up 6.27% and Global 3 Class units were up 6.16%. The euro fell to a recent low as investors were concerned about the possible economic impact of a Greek exit from the European Union. Growing uncertainty surrounding the Spanish debt markets, coupled with steadily rising borrowing costs also pressured the euro. The U.S. dollar benefitted from the euro’s weakness as investors shifted their focus towards safe-haven dollar-denominated assets. Crude oil prices declined nearly 18% after the U.S. Energy Information Administration reported domestic inventories rose to 22-year highs. Ongoing forecasts of weak industrial demand and a bearish outlook for the global economy also added to declines. Natural gas markets moved modestly higher as warmer weather in the U.S. supported demand for cooling. Global equity markets fell as weak global economic indicators weighed on investor sentiment. In the U.S., news J.P. Morgan had incurred over $2 billion in losses due to bad trades in the credit-derivatives markets added to equity market pressure. U.S. Treasury and German Bund markets finished May substantially higher as the financial and political instability in Europe drove investors worldwide towards safer-assets. Ailing Spanish and Italian debt markets, continued political uncertainty in Greece, and the threat of a Greek exit from the Eurozone all contributed to increase demand for safe-haven assets. Corn prices fell sharply due to favorable weather conditions in key farming regions and weaker-than-expected export sales data. In the foods markets, coffee and sugar prices decreased as speculators forecast depressed demand due to the ongoing financial turmoil in Europe. Gold markets tumbled as a stronger U.S. dollar prompted investors to liquidate dollar-hedging gold positions. Base metals markets also experienced setbacks as demand fell due to fears of slowing growth in China. Weak Chinese and European industrial production data also contributed to the decline in base metals prices.

June.  Grant Park recorded losses. Class A units were down 4.88%, Class B units were down 4.93%, Legacy 1 Class units were down 4.57%, Legacy 2 Class units were down 4.60%, Global 1 Class units were down 4.59%, Global 2 Class units were down 4.59% and Global 3 Class units were down 4.73%. The euro rallied sharply against counterparts on reports Eurozone officials were planning to come to the aid of the ailing European banking sector. The Japanese yen declined because of fears surrounding further intervention by the Bank of Japan to counter recent strength in the yen. Crude oil markets breached an eight-month low after the U.S. Energy Information Administration reported steadily rising domestic supplies. Weak demand forecasts followed disappointing industrial production reports and the ongoing financial turmoil in Europe weighed on oil prices. Higher temperatures in the U.S. created strong demand for natural gas and prices increased over 13% higher. Global equity markets rose due to speculation Eurozone officials were beginning to prepare to take positive steps towards aiding the ailing economies of Greece, Portugal, and Spain. Anticipation the U.S. Federal Reserve would soon be announcing new stimulus initiatives also boded well for the equity markets. Global fixed-income markets declined as investors shifted their focus towards riskier assets and away from safe-haven debt instruments. Potential improvement in the financial situation in Europe was a main driver in reducing global fixed-income demand. U.S. grains markets moved sharply higher as supply concerns fostered by ongoing warm and dry weather in the Midwest supported prices. Ongoing droughts in Russia reduced wheat supply forecasts which, in turn, caused grains prices to rise. Sugar prices rallied as a result of processing delays in Brazil caused by heavy rain. Gold prices finished modestly higher as investors believed further quantitative easing by the U.S. Federal Reserve was imminent. Base metals markets posted mix results as the bearish impact of weak industrial production data was offset by hopes upcoming stimulus activity in the U.S. and abroad would stimulate industrial demand in the global economy.

July.  Grant Park recorded gains. Class A units were up 3.56%, Class B units were up 3.51%, Legacy 1 Class units were up 3.73%, Legacy 2 Class units were up 3.71%, Global 1 Class units were up 3.85%, Global 2 Class units were up 3.80% and Global 3 Class units were up 3.66%. The euro declined to multi-year lows as investors feared the on-going European debt crisis. Increased Italian and Spanish borrowing costs, the inactivity of the European Central Bank and fear that Greece might exit the European Union all contributed to investor pessimism. Safe-haven currencies, including the U.S. dollar and Japanese yen, benefitted from the euro’s decline, and posted overall gains for the month. Natural gas prices rallied nearly 14% in July as extraordinarily warm temperatures in the U.S. caused a surge in energy demand. Crude oil markets moved higher, supported by intra-month declines in U.S. inventories and beliefs of additional, imminent sanctions on Iran. The energy markets also received support from hopes the forecasted stimulus activity in China would boost industrial demand. European and North American equity markets finished higher due to a late-month rally caused by a possible Central Bank stimulus. The president of the European Central Bank stated the ECB would do “whatever it needed to support the euro” which also bolstered investor confidence. In Asia, the Japanese Nikkei 225 declined due to the foreseen economic impacts of slowing growth in China. U.S. Treasury markets rallied due to heavy safe-haven buying caused by early-month concerns surrounding a lack of stimulus activity from the world’s global economic powers. German Bund markets moved higher as investors attempted to diversify away from the sovereign debt of smaller European nations. Grains markets experienced extended rallies as abnormally warm temperatures and severe droughts in the U.S. Midwest weighed on supplies. Coffee and sugar markets also moved higher, driven by supply constraints fostered by heavy rains in South America. Base metals markets were generally under pressure throughout July due to weak industrial demand forecasts. Ongoing Eurozone concerns and slowing Chinese growth were the main drivers behind weak demand. Precious metals finished modestly higher, supported by short-term weakness in the U.S. dollar.

August.  Grant Park recorded losses. Class A units were down 1.30%, Class B units were down 1.36%, Legacy 1 Class units were down 1.10%, Legacy 2 Class units were down 1.12%, Global 1 Class units were down 1.15%, Global 2 Class units were down 1.16% and Global 3 Class units were down 1.31%. The euro rallied against counterparts as the European Central Bank indicated it had new plans to buy Spanish and Italian bonds in order to aid the ailing economies. In the U.S., the dollar finished lower as optimism about Europe caused investors to liquidate dollar-denominated assets. The Australian dollar also weakened on speculation the Reserve Bank of Australia would cut interest rates in the near future. Crude oil markets rallied nearly 10% as hurricane activity in the Gulf of Mexico threatened energy supplies. The U.S. Energy Information Administration reported a decline in U.S. crude oil inventories, which also had a bullish effect on prices. Natural gas markets fell as energy demand needed for cooling fell as the widespread heat waves began to subside. Global equity markets and investor confidence generally rose based on optimism surrounding quantitative easing. Bullish economic data in the U.S., including retail sales and housing, also supported global share prices. U.S. Treasury markets registered mixed results. In anticipation of new U.S. Federal Reserve bond-buying initiatives, investors expanded their fixed-income exposure, which drove prices higher. Gains were offset, however, as rallies in the equity markets and improving investor confidence caused investors to refocus towards riskier assets. Soybean markets continued their uptrend on speculation the current droughts had a worse-than-expected impact on crops. Cocoa markets registered a near 12% gain as ongoing civil unrest and dry weather in the Ivory Coast supported prices. Sugar prices declined as improved weather conditions in Brazil supported production. Metals markets generally rose as investors anticipated the announcement of new stimulus initiatives by the U.S. Federal Reserve. In the precious metals markets, investors built dollar-hedging gold positions, which drove prices higher. Base metals prices were supported by hopes economic stimulus would boost industrial demand.

September.  Grant Park recorded losses. Class A units were down 2.13%, Class B units were down 2.19%, Legacy 1 Class units were down 1.93%, Legacy 2 Class units were down 1.94%, Global 1 Class units were down 1.85%, Global 2 Class units were down 1.85% and Global 3 Class units were down 2.00%. The euro surged against counterparts as Eurozone financial officials released plans for a new bond-buying program designed to aid the ailing economies of smaller European nations.  Higher-yielding currencies, including the New Zealand dollar, moved higher as optimism surrounding the Eurozone caused a surge in risk appetite.  The U.S. dollar fell sharply as investors liquidated positions in anticipation of the Federal Reserve’s QE3 announcement.  Natural gas markets rallied sharply as U.S. Energy Information Administration reports showed a larger-than-expected decrease in domestic supplies.  Early-month supply concerns stemming from increased hurricane activity in the Gulf of Mexico also added to gains in natural gas.  Crude oil markets fell as ongoing weak industrial demand forecasts weighed on prices.  Global equity markets rallied in September, propelled by optimism over stimulus initiatives in the U.S. and abroad.  Better-than- expected industrial production data from Germany also served as a bullish driver in the equity markets.  Fixed Income prices moved lower as equity market strength caused investors to liquidate safe-haven debt positions.   German Bund markets also fell as investors shifted their focus towards the sovereign debt of smaller European nations as they believed quantitative easing in the Eurozone would aid their ailing debt markets.  Corn and soybean prices fell due to data showing recent droughts in the U.S. have had a weaker-than-expected impact on crop yields.  Optimal weather conditions near month-end supported supply forecasts, putting further pressure on grains prices.  Coffee prices rallied nearly 5% because of data showing depressed supplies in Brazil.  Base metals markets rose as investors believed new stimulus initiatives proposed by the U.S. Federal Reserve would bolster industrial demand.  News the Chinese government had approved a large-scale infrastructure project added to the base metals rally.  Gold markets rallied in excess of 5% due to heavy buying from investors attempting to hedge against inflation.

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

Corn and soybean markets underwent a sharp retracement of nearly 5% and 10%, respectively, in September due to depressed Chinese demand and upward revisions to harvest estimates. Wheat markets finished higher, holding on to gains from early in the quarter stemming from poor weather and delayed plantings in key farming regions. In the softs markets, sugar and coffee prices declined as reports forecasted better-than-expected growing conditions in Brazil.

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

Key trading developments for Grant Park during the first nine months of 2011 included the following:

January.  Grant Park recorded losses. Class A units were down 0.52%, Class B units were down 0.58%, Legacy 1 Class units were down 0.35%, Legacy 2 Class units were down 0.37%, Global 1 Class units were down 0.74%, Global 2 Class units were down 0.76% and Global 3 Class units were down 0.91%. Grains prices predominantly moved higher in January due to supply concerns stemming from severe flooding in Australia and by poor weather conditions in South America. In the commodities markets, sugar prices also rose, driven by U.S. dollar weakness. Successful debt auctions in several smaller European nations were received as a sign that economic stability in the Eurozone may be improving and strengthened the euro against major counterparts. Adding to the euro rally was speculation European leaders were close to formalizing a plan for creating emergency financing for ailing European nations. Renewed optimism for the Eurozone weighed on the U.S. dollar and moved it lower against other major currencies. The British pound strengthened against counterparts as speculators believed recent inflation data might cause the Bank of England to raise interest rates sooner than previously expected. Speculators drove crude oil markets higher as supply concerns were raised by the closure of an 800-mile Alaskan pipeline. The political events in Egypt raised additional concerns about oil production in the region and also played a role in moving crude oil price higher. Natural gas markets also rose as abnormally cold temperatures served as a bullish influence on demand. An improved economic outlook for Europe boded well for the global equity markets in January. North American, European, and Asian equity markets moved higher as optimism spurred investor risk appetite. Positive earnings reports and strong economic data from the U.S. and the Eurozone also drove markets higher. Global fixed-income markets endured setbacks due to decreased investor risk-aversion. Investors shifted their focus towards riskier assets and liquidated positions in the U.S. Treasury markets, which pushed prices sharply lower. In Europe, Bund prices fell as improving sentiment strengthened demand for European sovereign debt. The metals sector performed similarly to the fixed income markets as investor desire to pursue additional risk put heavy pressure on metal prices. A better economic outlook for Europe allowed investors to liquidate euro-hedging gold positions and caused a near 6% price decline. Base metals profited from strength in the global equity markets. Strong U.S. manufacturing data and better-than-expected earnings reports by manufacturing firms served as indicators that industrial demand may be on the rise, further supporting base metals prices.

February.  Grant Park recorded gains. Class A units were up 2.26%, Class B units were up 2.20%, Legacy 1 Class units were up 2.37%, Legacy 2 Class units were up 2.33%, Global 1 Class units were up 2.00%, Global 2 Class units were up 1.99% and Global 3 Class units were up 1.76%. Corn markets underwent a sharp rally after the United States Department of Agriculture issued a report which forecasted tight U.S. supplies. Soybean prices declined due to expectations of bullish supply and slowing international demand. In the livestock markets, prices for lean hogs moved higher following the largest increase in pork demand by China since the early 1980s. Safe-haven currencies, including the Japanese yen and Swiss franc, strengthened amidst growing instability in the Middle East. Optimistic comments by the Reserve Bank of Australia provided bullish support to the Australian dollar, moving the currency higher against foreign counterparts. Crude oil markets rose in excess of 6% in February as speculators perceived escalating violence in the Middle East as a threat to crude oil production in the region. Warm weather forecasts in the U.S. put substantial pressure on the natural gas markets, moving prices sharply lower. Global equity markets generally moved higher in February as declines in U.S. jobless estimates fueled investor sentiment. The Japanese Nikkei 225 rallied due to strong earnings reports from several key Japanese firms. Hong Kong’s Hang Seng index, however, moved lower due to uncertainty surrounding the impact of rising Chinese interest rates on the nation’s economy. U.S. Treasury Bonds finished higher in February, following a late-month rally caused by instability in the Middle East. Unsure of the overall effects of recent upheaval in Libya, many investors shifted their focus to safe-haven fixed -income products. Precious metals markets benefitted from increased risk-aversion. Safe-haven buying resulted in a 6% and 20% respective price increase in the gold and silver markets. Base metal prices finished slightly higher due to bullish industrial demand forecasts early in the month.

March.  Grant Park recorded losses. Class A units were down 2.48%, Class B units were down 2.53%, Legacy 1 Class units were down 2.21%, Legacy 2 Class units were down 2.22%, Global 1 Class units were down 1.85%, Global 2 Class units were down 1.89% and Global 3 Class units were down 2.01%. Corn and wheat prices generally fell after the United States Department of Agriculture reported upcoming harvests may produce near-record supplies. Adding to the decline in grains prices was weak demand from China for U.S crops. In the livestock markets, strong U.S. meat export data led to rallies in the live cattle and lean hogs markets. The Swiss franc posted gains as ongoing tension in Libya and the Japanese earthquake increased demand for safe-haven currencies. Comments made by the European Central Bank alluding to a potential interest rate hike in the Eurozone caused the euro to strengthen over major counterparts. Crude oil markets rallied, predominantly led higher by global turmoil. Supply concerns caused by unrest in Libya, strong economic data, and optimistic recovery forecasts for Japan combined to move crude oil prices higher. Natural gas finished nearly 9% higher for the month on speculation that Japanese demand for alternative fuels would increase due to ongoing turmoil at some of the nation’s key nuclear power plants. The Japanese Nikkei 225 fell in excess of 10% amidst concerns regarding the economic outlook for the nation following the recent earthquake and threats of a radiation leak at a key nuclear power plant. European equity markets also finished lower on renewed fears surrounding the financial stability of Spain and Portugal, which weighed on investor sentiment. U.S. fixed-income markets predominantly declined because of liquidations prompted by optimistic employment and U.S. growth data. Intra-month gains in the U.S. equity markets also played a role in moving debt prices lower. Precious metals markets experienced gains as ongoing tension in Libya buoyed demand for safe-haven assets. The base metals markets moved generally lower as production disruptions in Japan and reports showing a Chinese trade deficit weighed on prices.

April.  Grant Park recorded gains. Class A units were up 3.79%, Class B units were up 3.74%, Legacy 1 Class units were up 3.84%, Legacy 2 Class units were up 3.77%, Global 1 Class units were up 2.92%, Global 2 Class units were up 2.91% and Global 3 Class units were up 2.75%. Corn prices rose nearly 9% due to two factors: poor weather forecasts in major U.S. and European farming regions and increased corn demand from ethanol producers. Sugar prices fell sharply based on strong production forecasts from Thailand, the world second-largest exporter. Precious metals markets moved steadily higher on increased buying by investors seeking to hedge against U.S. dollar weakness. Safe-haven buying caused by the economic situation in Japan and political unrest in the Middle East and Africa also played a role in driving precious metals markets higher. Copper prices declined due to forecasts for weaker industrial demand caused by the recent Japanese earthquake and potential interest rate hikes in China. The U.S. dollar weakened against global counterparts on concerns about economic growth in the U.S. Weak employment data and reports from Standard & Poor’s called for a prolonged U.S. economic recovery and put further pressure on the dollar. The euro and Swiss franc strengthened against the dollar as speculators believed that monetary policy shifts in the U.S. would lag those of its European counterparts. North American and European equity markets moved predominantly higher, fueled by strong corporate earnings reports for the first quarter. Japanese equity markets finished the month slightly higher due to heavy buying by investors looking to take advantage of low share prices caused by recent downtrends. The Hong Kong Hang Seng index fell due to concerns over potential Chinese interest rate hikes, which could hinder the nation’s economic growth. U.S. Treasury markets posted monthly gains as an unexpected rise in jobless claims put pressure on investor risk appetite. The current crisis events in Japan and turmoil in the Middle East and Africa combined to support increased demand in this sector.

May.  Grant Park recorded losses. Class A units were down 6.93%, Class B units were down 6.98%, Legacy 1 Class units were down 6.63%, Legacy 2 Class units were down 6.63%, Global 1 Class units were down 6.49%, Global 2 Class units were down 6.53% and Global 3 Class units were down 6.67%. The U.S. dollar and Swiss franc resumed their roles as safe-haven currencies in May, strengthening against counterparts. Ongoing fears surrounding the Eurozone debt markets was the main driver behind elevated risk-aversion. Comments made by the President of the European Central Bank which suggested that Eurozone interest rates would remain unchanged for the near future put heavy pressure on the euro. The Japanese yen also posted minor setbacks because of forecasts predicting a longer recovery time than previously expected from the nation’s recent earthquake. Crude oil markets declined due to weak demand forecasts. Elevated gas prices and weak global economic indicators were the main drivers behind weakening demand. Adding to crude oil’s setbacks was uncertainty regarding the outcome of an upcoming meeting of the Organization of Petroleum Exporting Countries (OPEC). Global equity markets fell as ongoing fears surrounding Eurozone debt weighed heavily on investor sentiment. China’s decision to raise reserve requirements also played a role in driving the global share prices lower. In the U.S., weak employment estimates fueled a pessimistic outlook for domestic growth and caused liquidations in the North American equity markets. U.S. fixed-income markets posted solid gains in May as increased global risk-aversion prompted buying. Equity market setbacks and a weaker outlook for global economic growth fostered the liquidations of riskier assets in exchange for safer debt instruments. Bund markets also moved higher as fears surrounding the sovereign debt of smaller European nations drove demand for safe-haven investments higher. Wheat markets finished the month predominantly higher as speculators believed recent rains in the Midwest would delay plantings, thereby putting pressure on supplies. Sugar prices experienced modest declines following reports of strong production from Thailand. In the precious metals markets, silver prices declined in excess of 21% following news regarding rising margin requirements for silver positions, weighing on demand. Also adding to weakness in the metals markets was U.S. dollar strength. Base metals generally fell on concerns about the global economy and industrial production slowdowns in China.

June.  Grant Park recorded losses. Class A units were down 3.79%, Class B units were down 3.84%, Legacy 1 Class units were down 3.62%, Legacy 2 Class units were down 3.66%, Global 1 Class units were down 3.33%, Global 2 Class units were down 3.36% and Global 3 Class units were down 3.50%. The U.S. dollar posted strong gains against international counterparts after reports showed a narrower U.S. trade deficit. The dollar rose higher on increased demand for safe-haven assets amidst continuing concerns regarding a potential Greek debt collapse. Conversely, higher-yielding currencies, including the Australian and New Zealand dollars experienced heavy losses as investors sought safer investments. Crude oil markets fell nearly 12% in June following depressed industrial demand forecasts which spurred liquidations. Adding to crude oil’s declines were improved supply forecasts stemming from increased production in Saudi Arabia and the release of reserves from the International Energy Agency. Natural gas also moved lower as U.S. Energy Information Administration reports showed a larger-than-expected increase in domestic inventories. Ongoing uncertainty regarding the fate of the Greek financial system weighed heavily on the equity markets. Uncertainty about a possible Greek collapse caused investors to liquidate global equity positions and adopt more risk-averse portfolios. Furthering the decline in the North American markets was disappointing unemployment data and cautious comments from the Chairman of the U.S. Federal Reserve. U.S. Treasuries predominantly finished higher as equity weakness increased demand for more risk-averse assets. Also adding to the rally in the domestic debt markets were reports showing an increase in Chinese demand for U.S. debt. In the Eurozone, Bund prices also moved higher as comments from the European Central Bank President failed to provide any clarity on the timeframe for a new Greek bailout plan. Alleviated supply concerns in the grains markets put heavy pressure on prices. Favorable weather conditions in key U.S. farming regions and the lifting of a Russian grains export ban were the main drivers behind elevated supply forecasts. Sugar prices rallied sharply due to delays at key Brazilian ports and weak Brazilian supply data. Precious metals markets fell, driven lower by liquidations from large commodity funds attempting to lock in profits following recent upward trends in the gold and silver markets. Base metals markets also moved lower due to weak global economic data including falling U.S. home prices, weak consumer confidence in Germany, and disappointing Chinese manufacturing data. Also weighing on the base and precious metals markets was a stronger U.S. dollar.

July.  Grant Park recorded gains. Class A units were up 3.02%, Class B units were up 2.96%, Legacy 1 Class units were up 3.23%, Legacy 2 Class units were up 3.18%, Global 1 Class units were up 3.09%, Global 2 Class units were up 3.07% and Global 3 Class units were up 2.92%. The U.S. dollar slipped against major currencies as investor confidence fell while Congress failed to reach an agreement on a new U.S. debt ceiling. Investors sought non-U.S. assets, a move that benefitted safe-haven currencies, including the Japanese yen and Swiss franc. The euro fell when Portuguese debt was reclassified to “junk” status. Also pushing the euro lower were fears the recent financial instability in the Eurozone was beginning to affect larger European nations. The Australian dollar posted gains as investors believed recent jumps in inflation would prompt the Reserve Bank of Australia to raise interest rates sooner than expected. Despite heavy volatility throughout the month, the crude oil markets were able to hold on to early-month gains and finish July slightly positive. The crude oil market was driven by reports of strong U.S. manufacturing data and decreases in U.S. stockpiles. Natural gas markets fell over 5% on weak industrial demand forecasts and cool temperatures at month-end. European equity markets generally fell as investors feared that recent financial instability could begin to affect the economies of larger nations, including Spain and Italy. In the U.S., equity prices moved lower because of the failed debt-ceiling negotiations. Japanese share prices finished with modest gains stemming from bullish manufacturing data. U.S. fixed-income markets posted strong gains in July as uncertainty regarding the overall global economic outlook prevailed. Weak economic data, ailing European nations, and U.S. debt-ceiling concerns all played a role in driving demand for safe-haven assets higher. The German Bund picked up additional gains as some fixed-income investors shifted their focus outside of the U.S. U.S. grains markets finished last month higher as a combination of heat waves and dry weather threatened domestic supplies. Reports of elevated demand from biofuel and livestock producers added to profits in the grains and foods markets. Sugar prices also moved higher due to reports showing weaker-than-expected sugar production from Brazil, the world’s largest sugar exporter. Gold and silver markets moved more than 8% and 15%, respectively, as investors sought safe-haven assets due to a number of global economic concerns. Ongoing fears regarding the financial stability of the Eurozone economy and uncertainty surrounding the inability of lawmakers to pass a plan to establish a new U.S. debt ceiling were among the critical factors that influenced the markets. In the base metals markets, copper markets rose because of improved Chinese import data and a work stoppage at a key Chilean copper production facility.

August.  Grant Park recorded losses. Class A units were down 1.81%, Class B units were down 1.86%, Legacy 1 Class units were down 1.62%, Legacy 2 Class units were down 1.69%, Global 1 Class units were down 1.25%, Global 2 Class units were down 1.28% and Global 3 Class units were down 1.43%. The Swiss franc underwent a sharp selloff due to intervention by the Swiss National Bank attempting to devalue the currency. The euro posted modest gains against counterparts on news the European Central Bank (ECB) was considering buying Italian debt to aid the ailing Italian financial system. Higher-yielding currencies, such as the Australian and New Zealand dollars, declined sharply as concerns surrounding global economic growth weighed on investor risk appetite. Crude oil markets fell in excess of 7% due to weak industrial demand throughout the month. Disappointing economic indicators, waning investor confidence, and concerns regarding stalled global economic growth were the main drivers behind declines. Temperate U.S. climates and a rise in domestic inventories pushed natural gas markets lower. The credit downgrading of the U.S. debt markets sent a wave of panic through the financial markets and caused a sharp selloff in equities. Failure of the ECB to produce a new plan to aid the ailing European financial system put pressure on Eurozone equity prices. In Asia, the Hong Kong Hang Seng Index declined due to beliefs the elevated inflation rate in China would make it difficult for the Chinese government to foster growth by easing monetary policy. U.S. Treasury markets produced strong gains due to increased safe-haven buying amidst turmoil in the financial markets. Investors drove U.S. debt products higher as they sought safety from the financial instability of the Eurozone and from sharp declines in the global equity markets. U.S. grain markets moved sharply higher due to delayed plantings and weak harvest estimates stemming from poor weather conditions in key U.S. farming regions. Sugar prices also rose following reports which forecasted weak Brazilian production and elevated demand from China. Gold and silver markets rallied due to a surge in safe-haven demand stemming from the credit downgrading of the U.S. fixed-income markets. Investors bought gold to hedge short-term U.S. dollar weakness and added to gains. Base metals markets generally fell during the month, depressed by sharp declines in the global equity markets and weak economic data.

September.  Grant Park recorded losses. Class A units were down 1.64%, Class B units were down 1.69%, Legacy 1 Class units were down 1.47%, Legacy 2 Class units were down 1.57%, Global 1 Class units were down 1.34%, Global 2 Class units were down 1.36% and Global 3 Class units were down 1.52%. The euro weakened against major counterparts as the failure of Eurozone officials to come to terms on new funding plans for ailing Greece prompted liquidations. Amidst European financial instability investors focused their attention on the U.S. dollar, driving the currency steadily higher throughout September. The Swiss franc and Japanese yen declined as investors feared further intervention to devalue the currencies by the countries’ respective financial policy makers. Crude oil markets declined as weak economic data in the U.S. and concerns about global economic growth weighed on industrial demand forecasts. Natural gas prices fell because of beliefs the rising inventories in the U.S. would be sufficient to meet demand in the foreseeable future. Comments from the U.S. Federal Reserve Chairman stating the U.S. still faced significant obstacles weighed heavily on investor sentiment, resulting in sharp declines in the domestic equity markets. News that rating-agency Moody’s Investors Services was planning to downgrade the credit rating of three major U.S. banks also put pressure on domestic share prices. In Europe, ongoing concerns surrounding possible contagion from a Greek default put pressure on the equity markets. Fixed income prices finished the month generally higher as risk-averse investors purchased safer debt instruments. Weak economic data from the U.S. and fears that a Greek debt default could impact the economies of larger more stable nations, also supported safe-haven demand. U.S. Department of Agriculture reports showing strong supply forecasts put heavy pressure on the grains markets, driving corn, heat, and soybeans nearly 20% lower for the month. Depressed demand from China also played a role in driving grains prices lower. In the softs markets, coffee and sugar prices declined as crop supply forecasts for Brazil were revised higher. Gold and silver underwent sharp price declines as the decision to raise margin requirements on key U.S. exchanges prompted liquidations. Base metals dipped because losses in the global equity markets caused investors to liquidate riskier commodities positions.

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

Grant Park maintains a portion of its assets at its clearing brokers as well as at Lake Forest Bank & Trust Company. These assets, which may range from 5% to 35% of Grant Park’s value, are held in cash, U.S. Treasury securities, commercial paper and/or Government-sponsored enterprises. The balance of Grant Park’s assets, which range from 65% to 95%, are invested in investment grade money market instruments purchased and managed by Middleton Dickinson Capital Management, LLC which are held in a separate, segregated account at State Street Bank and Trust Company. Violent fluctuations in prevailing interest rates or changes in other economic conditions could cause mark-to-market losses on Grant Park’s cash management income.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of September 30, 2012 and December 31, 2011 and the trading gains/losses by market category for the nine months ended September 30, 2012 and the year ended December 31, 2011. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of September 30, 2012, Grant Park’s net asset value was approximately $704.1 million. As of December 31, 2011, Grant Park’s net asset value was approximately $798.8 million.

	September 30, 2012
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	1.0%	4.3%
Interest rates	0.6	3.9
Currencies	0.5	(1.9)
Metals	0.3	(0.6)
Energy	0.3	1.1
Agriculturals/softs/meats	0.2	0.3

Aggregate/Total	1.7%	7.1%

	December 31, 2011
Market Sector	Value at Risk*	Trading Gain/(Loss)

Interest rates	0.5%	7.3%
Currencies	0.4	(4.2)
Metals	0.2	(0.5)
Energy	0.2	(0.6)
Stock indices	0.1	(5.1)
Agriculturals/softs/meats	0.1	(2.7)

Aggregate/Total	0.7%	(5.8)%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of September 30, 2012, by market sector.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions, including Hong Kong, China, Taiwan, South, Africa, India, Turkey, Singapore, South Korea, and Australia.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of September 30, 2012, Grant Park was predominantly long equities in the U.S., Eurozone, U.K., Hong Kong, Taiwan, Singapore, Mexico, China, Japan, Sweden, South Africa, Turkey, Canada, Australia, and India.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, Singapore, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of September 30, 2012, Grant Park was predominantly long interest rate instruments in the U.S., Australia, U.K., Canada, Singapore, Japan, and the Eurozone.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of September 30, 2012, Grant Park was long the U.S. dollar against the Swiss franc and short the U.S. dollar against the Australian dollar, the British pound, the Canadian dollar, the euro, the Japanese yen, the Mexican peso, and the New Zealand dollar.  In general, a weaker U.S. dollar against most major currencies would benefit Grant Park.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals, including aluminum, lead, copper, tin, nickel, and zinc. As of September 30, 2012, in the precious metals sector Grant Park had long positions in platinum, palladium, silver, and gold.  In the base metals markets, Grant Park was long tin, copper, lead, nickel, zinc, and aluminum.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America.  As of September 30, 2012, the energy market exposure of Grant Park was predominantly long gasoline Blendstock, Brent oil, gas oil, heating oil, kerosene, and natural gas, and short the Phelix Baseload, IPE gas and WTI crude markets.   Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in these markets.

Grains/Foods/Industrials

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of September 30, 2012, in the grains markets, Grant Park had long positions in the soybean meal, soybeans, corn, canola, wheat, and oat markets, and short the soybean oil and rough rice markets.  In the livestock markets, Grant Park was short lean hogs, feeder cattle and live cattle.  In the foods/industrials markets, Grant Park was long cocoa and short coffee, orange juice, sugar, lumber, rubber, and cotton.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of September 30, 2012.

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

There was no change in Grant Park’s internal control over financial reporting in the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2011, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 None.

(b)                                 None.

Issuer Purchases of Equity Securities

(c)           The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended September 30, 2012.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)

7/1/2012 through 7/31/2012	276.54	$1,336.08	4,640.78	$1,128.93	10.74	$952.81	104.26	$941.24	188.74	$917.77	274.47	$907.52	2,123.36	$853.46	7,618.89		(2)
8/1/2012 through 8/31/2012	106.02	$1,318.66	5,841.40	$1,113.58	34.92	$942.31	681.07	$930.67	368.27	$907.20	392.06	$897.01	2,479.12	$842.32	9,902.86		(2)
9/1/2012 through 9/30/2012	414.51	$1,290.54	6,348.35	$1,089.24	0.00	$924.16	549.30	$912.61	180.86	$890.43	906.78	$880.41	3,195.19	$825.45	11,594.99		(2)
Total	797.07	$1,310.08	16,830.53	$1,108.63	45.66	$944.78	1,334.63	$924.06	737.87	$905.79	1,573.31	$889.28	7,797.67	$838.44	29,116.74		(2)

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

101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.+

+ In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.1 shall not be deemed to be “filed” for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: November 14, 2012	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)