Form 10-K
period 2012-12-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2013-02-25
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during  the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by  reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting comp any” in Rule 12b -2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b -2 of the Securities Exchange Act of 1934). Yes  ☐  No  ☒

The Registrant has no voting stock. As of January 31, 2013, there were 27,767.03 Class A Units, 315,678.78 Class B Units, 5,270.44 Legacy 1 Class Units, 13,569.09 Legacy 2 Class Units, 13,976.35 Global Alternative Markets 1 Class Units, 30,310.68 Global Alternative Markets 2 Class Units, and 279,667.75 Global Alternative Markets 3 Class Units issued and outstanding.

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

Grant Park conducts its business in one operating segment and has been organized to pool assets of investors for the purpose of trading in the U.S. and international spot derivatives markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities and underliers. In trading on these markets, Grant Park may enter into: 1) exchange traded derivatives, such as futures contracts, options on futures contracts, security futures contracts and listed option contracts; 2) over-the-counter (“OTC”) derivatives, such as forwards, swaps, options and structured financial products; and 3) contracts on cash, or spot, commodities. Grant Park’s general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C., an Illinois limited liability company. The limited partnership agreement requires the general partner to own units in Grant Park in an amount at least equal to the greater of (1) 1% of the aggregate capital contributions of all limited partners or (2) $25,000, during any time that units in Grant Park are publicly offered for sale. Grant Park does not have any employees.  The manager of Dearborn Capital Management, L.L.C. is David M. Kavanagh, its President.

Dearborn Capital Management, L.L.C., along with its predecessor as general partner and commodity pool operator, Dearborn Capital Management, Ltd., has had management responsibility for Grant Park since its inception. The general partner has been registered as a commodity pool operator and a commodity trading advisor under the Commodity Exchange Act (the “Act”) and has been a member of the National Futures Association (“NFA”) since December 1995. The general partner is registered as an investment adviser under the Investment Advisers Act of 1940 since January 2013.  Dearborn Capital Management, Ltd., which served as Grant Park’s general partner, commodity pool operator and sponsor from 1989 through 1995, was registered as a commodity pool operator between August 1988 and March 1996 and as a commodity trading advisor between September 1991 and March 1996 and was a member of the NFA between August 1988 and March 1996.

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

GP 1, LLC (“GP 1”)  GP 6, LLC (“GP 6”)  GP 10, LLC (“GP 10”)  GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)  GP 7, LLC (“GP 7”)  GP 11, LLC (“GP 11”)  GP 16, LLC (“GP 16”)

GP 4, LLC (“GP 4”)  GP 8, LLC (“GP 8”)  GP 12, LLC (“GP 12”)  GP 17, LLC (“GP 17”)

GP 5, LLC (“GP 5”)  GP 9, LLC (“GP 9”)  GP 14, LLC (“GP 14”)  GP 18, LLC (“GP 18”)

There were no assets allocated to GP 6, GP 11 or GP 18 as of December 31, 2012.

Through their respective Trading Companies, Alder Capital Limited (“Alder”), Amplitude Capital International Limited (“Amplitude”), Denali Asset Management LLLP (“Denali”), EMC Capital Management, Inc. (“EMC”), Eckhardt Trading Company (“ETC”), Lynx Asset Management AB

(“Lynx”), Quantitative Investment Management LLC (“QIM”), Rabar Market Research, Inc. (“Rabar”), Sunrise Capital Partners, LLC (“Sunrise”), Transtrend B.V. (“Transtrend”), and Winton Capital Management Limited (“Winton”) and serve as Grant Park’s commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of January 31, 2013, the general partner allocated between 5% to 20% of Grant Park’s net assets through the respective Trading Companies among its trading advisors Alder, Amplitude, Denali, EMC, ETC, Lynx, QIM, Rabar, Sunrise, Transtrend and Winton. No more than 20% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor.  Effective February 1, 2013, through its respective trading company, Quantica Capital AG (“Quantica”) was allocated between 5% and 20% of Grant Park’s net assets to manage.  The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

Grant Park utilizes Jefferies Bache, LLC, R.J. O’Brien & Associates, LLC, UBS Securities LLC and Newedge USA LLC as its clearing brokers. The general partner may retain additional or substitute clearing brokers for Grant Park in its sole discretion.

Since its inception and through February 28, 2003, Grant Park offered its beneficial interests exclusively to qualified investors on a private placement basis.  Effective June 30, 2003, Grant Park registered up to an aggregate of $200 million of Class A and Class B units with the SEC and began publicly offering both Class A and Class B units for sale.  Effective April 1, 2009, Grant Park restructured and registered up to an aggregate of $1,150,000,000 of Legacy 1 Class, Legacy 2 Class, Global Alternative Markets 1 (“Global 1”) Class, Global Alternative Markets 2 (“Global 2”) Class and Global Alternative Markets 3 (“Global 3”) Class units.  Class A and Class B units are outstanding but no longer offered by Grant Park.  From July 1, 2003 through December 31, 2012, the Fund has raised approximately $1,403,057,000 of new capital and is continuing to publicly offer up to an additional $939,673,000 of units on a continuous basis at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

As of December 31, 2012, Grant Park had a net asset value of approximately $636.7 million and 21,779 limited partners. As of the close of business on December 31, 2012, the net asset value per unit of the Class A units was $1,216.37, the net asset value of the Class B units was $1,024.97, the net asset value of the Legacy 1 Class units was $876.10, the net asset value of the Legacy 2 Class units was $864.60, the net asset value of the Global 1 Class units was $845.52, the net asset value of the Global 2 Class units was $835.49 and the net asset value of the Global 3 Class units was $779.90.

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

Regulation

Under the Act, commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the “CFTC”). The NFA, a registered futures association under the Act, is the only non-exchange self -regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, futures commission merchants, introducing brokers and their respective associated persons and floor brokers. The Act requires commodity pool operators, and commodity trading advisors such as Dearborn Capital Management, L.L.C., and commodity brokers or futures commission merchants such as Grant Park’s commodity brokers to be registered and to comply with various reporting and recordkeeping requirements. Dearborn Capital Management, L.L.C., Grant Park’s commodity trading advisors and Grant Park’s commodity brokers are members of the NFA. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Act or rules and regulations promulgated thereunder. In the event Dearborn Capital Management, L.L.C.’s registration as a commodity pool operator or commodity trading advisor were terminated or suspended, Dearborn Capital Management, L.L.C. would be unable to continue to manage the business of Grant Park. Should Dearborn Capital Management, L.L.C.’s registration be suspended, termination of Grant Park might result.

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

Grant Park pays each commodity trading advisor a quarterly or semi-annual incentive fee ranging from 20% to 26% of the new trading profits, if any, achieved on the trading advisor’s allocated net assets as of the end of each calendar period.

General Partner	Organization and Offering Expense Reimbursement

Grant Park reimburses the general partner on a monthly basis for its advancement of Grant Park’s organization and offering expenses, up to an amount not to exceed 1.0% per year of the average month-end net assets of Grant Park.

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

•                       A futures contract is a standardized, exchange -traded contract to buy or sell a commodity for a specified price in the future.

•                       A forward contract is a bilaterally -negotiated contract to buy or sell something (i.e., the underlier) at a specified price in the future.

•                       An option on a futures contract, forward contract, swap or a commodity gives the buyer of the option the right, but not the obligation, to buy or sell a futures contract, forward contract or a commodity, as applicable, at a specified price on or before a specified date. Options on futures contracts are standardized contracts traded on an exchange, while options on forward contracts and commodities, referred to collectively in this prospectus as OTC options, generally are bilaterally -negotiated, principal-to-principal contracts not traded on an exchange.

•                       A swap is a bilaterally -negotiated agreement between two parties to exchange cash flows based upon an asset, rate or something else (i.e., the underlier).

•                       A commodity spot contract is a cash market transaction in which the buyer and seller agree to the immediate purchase and sale of a commodity, usually with a two-day settlement. Spot contracts are not uniform and not exchange -traded.

•                       A security futures contract is a futures contract on a single equity security or a narrow —based security index. Security futures contracts are exchange -traded.

ITEM 1A.                                       RISK FACTORS

Grant Park’s performance, trading activities, operating results, financial condition and net asset value could be negatively impacted by a number of risks and uncertainties, including those outlined below, which may affect the value of your investment in Grant Park. The following list of risk factors should not be considered a comprehensive list of all potential risks and uncertainties relating to Grant Park. You should also refer to the other information included in this Form 10-K, including our consolidated financial statements and related notes for the year ended December 31, 2012, and information incorporated by reference herein.

Market Risks

The commodity interest markets in which Grant Park trades are highly volatile, which could cause substantial losses to Grant Park and may cause you to lose your entire investment.

Commodity interest markets and contracts are highly volatile and are subject to occasional rapid and substantial fluctuations.  Consequently, you could lose all or substantially all of your investment in Grant Park if Grant Park’s trading positions are or become unprofitable.  The profitability of Grant Park depends primarily on the ability of Grant Park’s trading advisors to predict these fluctuations accurately.  Price movements for commodity interests are influenced by, among other things:

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

The trading advisors’ trading methods (regardless of the nature of the method) may not take into account each of these factors except as they may be reflected in the technical data analyzed by the trading advisors.

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

Past performance is not necessarily indicative of future results.

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

Grant Park may use options on commodity interests to generate premium income or speculative gains.  Options involve risks similar to other commodity interests, in that options are subject to sudden price movements and are highly leveraged since payment of a relatively small purchase price, called a premium, gives the buyer the right to acquire an underlying commodity interest that may have a face value greater than the premium paid.  The buyer of an option risks losing the entire purchase price of the option.  The writer, or seller, of an option risks losing the difference between the purchase price received for the option and the price of the commodity interest underlying the option that the writer must purchase or deliver upon exercise of the option.  There is no limit on the potential loss to a seller.  Market movements of the commodity interests underlying options also cannot accurately be predicted.

OTC transactions may be subject to the risk of counterparty default, which could cause substantial losses.

Grant Park faces the risk of non-performance by counterparties to OTC derivatives contracts.  Unlike transactions in futures contracts, a counterparty to an OTC derivatives contract is generally a single bank or other financial institution, rather than a centralized clearing house.  As a result, there is potential counterparty credit risk in these transactions.  Such credit risk may take the form of a payment default by a counterparty or the filing of bankruptcy, insolvency or similar action by a counterparty.  Counterparty risk has intensified in the last few years, as evidenced by the failure of Bear Stearns, the bankruptcy of Lehman Brothers and MF Global Holdings Ltd., and the federal bail-out of AIG.  The risk of counterparty default is potentially substantial and could cause significant losses to Grant Park in the event that such a default were to occur.

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

Grant Park, through its trading advisors, may engage in exchanges of futures for physicals, known as EFPs.  An EFP is a transaction permitted under the rules of many futures exchanges in which two parties holding futures positions may close out their positions without making an open, competitive trade on the exchange.  Generally, the holder of a short futures position buys the physical commodity, while the holder of a long futures position sells the physical commodity.  The prices at which these transactions are executed are negotiated privately between the parties, and thus may not be consistent with quoted market prices.  Regulatory changes, such as limitations on price or types of underlying interests subject to an EFP, may in the future limit or prevent EFPs, which could adversely affect the performance of Grant Park.

Trading forex contracts is subject to substantial and unique risks, and the risk of loss is significant.

The prices of forex contracts can be highly volatile and the risk of loss in forex trading can be significant.  Forex transactions are not traded on an exchange and the funds deposited with the counterparty in a forex transaction will not receive the same protections as funds used to margin or guarantee exchange-traded derivatives.  If the counterparty becomes insolvent and a client has a claim for amounts deposited or profits earned on transactions with the counterparty, the client’s claim may not receive a priority.  Without a priority, the client is a general creditor and the client’s claim will be paid, along with the claims of other general creditors, from any monies still available after priority claims are paid.  Even customer funds that the counterparty keeps from its own operating funds may not be safe from the claims of other general and priority claims.  Also, the high degree of leverage that is often obtainable in forex trading can work against clients as well as for them.  The use of leverage can lead to large losses as well as gains, including losses in excess of the amount invested.  Because forex transactions do not occur on an exchange and such contracts may be illiquid, it may be difficult or costly to execute a transaction, and the prices of forex contracts may be more volatile as a result.

Certain of Grant Park’s investments are or could be illiquid, which may increase the risk of loss.

Grant Park may not always be able to liquidate its commodity interest positions at the desired price, particularly with respect to its OTC derivatives.  In particular, it may be difficult to execute a trade at a specific price when there are relatively few buy and sell orders in a market.  A market disruption or a foreign government taking political actions that disrupt the cash market in its currency or in a major export item, can also make it difficult and costly to liquidate a position.  Additionally, limits imposed by futures exchanges or other regulatory organizations, such as speculative position limits and daily price fluctuation limits, may contribute to a lack of liquidity with respect to some commodity interests.  Moreover, in the OTC derivatives markets, liquidation may only occur upon contract maturation or when the contract is assigned to another party, which is likely to present additional costs.

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

Due to differences in margin treatment between futures and options, there may be periods of time in which positions involving both kinds of instruments must be closed down prematurely due to short term cash flow needs.  If this occurs during an adverse move in a spread or straddle trade, then a substantial loss could occur.

An investment in Grant Park may not diversify an overall portfolio.

Historically, managed futures have been generally non-correlated to the performance of other asset classes such as stocks and bonds.  Non-correlation means that there is no statistically valid relationship between the performance of futures and other commodity interest transactions, on the one hand, and stocks or bonds, on the other hand.  Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other.  Because of this non-correlation, Grant Park cannot necessarily be expected to be profitable during unfavorable periods for the stock market, or vice versa.  Grant Park may incur major losses while stock and bond prices rise substantially in a prospering economy.  If, however, during a particular period of time Grant Park’s performance moves in the same general direction as the general financial markets or Grant Park does not perform successfully, you will obtain little or no diversification benefits during that period from investing in the fund.  In such a case, Grant Park may have no gains to offset your losses from other investments, and you may suffer losses on your investment in Grant Park at the same time as losses on your other investments are increasing.  This was the case, for example, during the third quarter of 2008, Grant Park experienced a loss of approximately 6.12% while the Standard & Poor’s 500 Index lost approximately 8.37%.  You should not consider Grant Park to be a hedge against losses in your core stock and bond portfolios.

Trading in international markets exposes Grant Park to credit and regulatory risk.

A substantial portion of Grant Park’s trades have in the past and are expected in the future to take place on markets or exchanges outside of the United States.  There is no limit to the amount of assets that Grant Park may commit to trading on non-U.S. markets, and historically, as much as approximately 30% to 60% of Grant Park’s overall market exposure has involved positions taken on non-U.S. markets.  The risk of loss in trading non-U.S. commodity interests contracts can be significant.  Participation in non-U.S. commodity interests involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade.  Some of these non-U.S. markets, in contrast to U.S. markets, are so-called principals’ markets in which performance is the responsibility only of the individual counterparty with whom the trader has entered into a commodity interest transaction, not of the exchange or clearing house.  In these kinds of markets, Grant Park will be subject to the risk of bankruptcy, insolvency, government intervention, payment failure or other failures or refusals to perform by the counterparty.

Moreover, many of these non-U.S. markets are unregulated, which means that Grant Park may have no or only limited recourse in the event of such failures or refusals.  None of the CFTC, NFA or any domestic exchange regulates activities of any foreign boards of trade or exchanges outside of the United States, including the execution, delivery and clearing of transactions, nor has the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws.

Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability.  An adverse development with respect to any of these variables could reduce the profit or increase the loss resulting from trades in the affected international markets.

Grant Park’s international trading may expose it to losses resulting from non-U.S. exchanges that are less developed or less reliable than U.S. exchanges.

Some non-U.S. exchanges also may be in a more developmental stage so that prior price histories may not be indicative of current price dynamics.  In addition, Grant Park may not have the same access to positions on foreign trading exchanges as do local traders, and the historical market data on which the trading advisors base their strategies may not be as reliable or accessible as it is in the United States.

Grant Park’s international trading activities subject it to foreign exchange risk.

The price of any non-U.S. commodity interests and, therefore, the potential profit and loss on such contracts, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised.  As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to Grant Park even if the contract traded is profitable as measured in the local currency.

Market disruptions and government intervention in response thereto could have a material impact on Grant Park’s ability to implement trading strategies.

World financial markets have in the past from time to time experienced widespread and systemic disruptions, which have produced and may produce government reaction and intervention.  Such intervention has in certain instances in the past occurred on an “emergency” basis without giving market participants an opportunity to adapt their trading strategies or undertake risk management for their existing positions.

Given the breadth of impact and the speed with which such government action has sometimes occurred, these interventions have also tended to increase uncertainty in various markets and, although perhaps unintentionally, contributed to overall market instability.  This situation can be compounded by the sometimes apparent inconsistency with which government action has been formulated and applied.  Such inconsistency has tended to have a further destabilizing effect on world financial markets and, as a result, tended to reduce liquidity in many of these markets.

Several countries have limited or prohibited selected types of trading strategies, making such trading either increasingly difficult or impossible.  Any regulatory limitations on selected trading strategies could have a materially adverse impact on Grant Park’s ability to implement certain trading methods or allocate to trading advisors who employ such methods.  It is impossible to predict what impact such disruptions and interventions, if they occur, might have on Grant Park’s performance.

Trading Risks

Grant Park is highly leveraged, which means that sharp changes in prices could lead to large losses.

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

Trend following and pattern recognition trading may not be profitable without significant and sustained price moves in some of the markets traded or in markets in which a potential price trend may start to develop but reverses before an actual trend is realized.

Grant Park is a multiple-manager fund which allocates its assets among several trading advisors, all employing proprietary, systematic trend following and pattern recognition systems in various forms.  Grant Park’s trading advisors attempt to exploit through the use of their proprietary systematic trading systems the tendency of markets to either trend or exhibit repeated patterns over time.  Since trend following is a reactive trading strategy rather than a predictive one, positions are entered into or exited from in reaction to price movement; there is no prediction of future price.  Consequently, such trend following strategies may not take into account a pending political or economic event since the trading strategy would continue to maintain positions indicated by its strategy even though such positions would incur major losses if the event proved to be adverse.

Pattern recognition looks to predict price movement based on historic repeatable price patterns.  If the trend or patterns are not confirmed, the position will be exited.  However, if the trend or patterns are confirmed, positions may be increased depending on the momentum of the trend.  Trends or patterns are not generally discovered until they are well established and not exited from until they are over.  Because Grant Park does not know which markets will trend or when a trend will begin or whether patterns will reoccur, there is a risk that a trend will reverse or fail to continue or a pattern will not reoccur after a trade is entered.

The profitability of any technical, trend-following trading strategy depends upon the occurrence in the future of significant, sustained price moves in some of the markets traded.  A danger for trend-following traders is whip-saw markets, that is, markets in which a potential price trend may start to develop but reverses before an actual trend is realized.  A pattern of false starts may generate repeated entry and exit signals in technical systems, resulting in unprofitable transactions.  In the past, there have been prolonged periods without sustained price moves.  Presumably these periods will continue to occur.  Periods without sustained price moves may produce substantial losses for trend-following trading strategies.  Further, any factor that may lessen the prospect of these types of moves in the future, such as increased governmental control of, or participation in, the relevant markets, may reduce the prospect that any trend- following trading strategy will be profitable.

The risk management approaches of one or all of the trading advisors may not be effective.

The mechanisms employed by each trading advisor to monitor and manage the risks associated with its trading activities on behalf of Grant Park may not succeed in mitigating all risks.  For example, even if a trading advisor utilizes predetermined stop-loss levels for a position as part of its risk management approach, such stop-loss orders may not necessarily limit losses, since they become market orders once triggered.  As a result, the order may not be executed at the stop-loss price, resulting in a loss in excess of the loss that would have been incurred if the order had been executed at the stop-loss price.  Even if a trading advisor’s risk management approaches are fully effective, it cannot anticipate all risks that it may face.  To the extent one or more of the trading advisors fails to identify and adequately monitor and manage all of the risks associated with its trading activities, Grant Park may suffer losses.

Increased competition from other systematic and technical trading systems could reduce the trading advisors’ profitability.

There has been a dramatic increase over the past quarter century in the amount of assets managed by systematic and technical trading systems like that of the trading advisors.  Assets in managed futures, for example, have grown from approximately $300 million in 1980 to over $337 billion in September 2012.  This means increased trading competition among a larger number of market participants for transactions at favorable prices, which could operate to the detriment of Grant Park by preventing Grant Park from affecting transactions at desired prices.  It may become more difficult for Grant Park to implement its trading strategies if other commodity trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate commodity interest positions.

Speculative position limits and daily price fluctuation limits may alter trading decisions for Grant Park.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions that any person may hold or control in certain exchange-traded derivatives.  All accounts controlled by a particular trading advisor are combined for speculative position limit purposes.  If positions in those accounts were to approach the level of the particular speculative position limit, or if prices were to approach the level of the daily limit, these limits could cause a modification of the particular trading advisor’s trading decisions or force liquidation of certain futures or options on futures positions.  If one or more of Grant Park’s trading advisors must take either of these actions, Grant Park may be required to forego profitable trades or strategies.

Increases in assets under management of any of the trading advisors may affect trading decisions, which could have a detrimental effect on your investment.

In general, none of the trading advisors intends to limit the amount of additional assets of Grant Park that it may manage, and each will continue to seek new accounts.  The more equity a trading advisor manages, the more difficult it may be for it to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance and of managing risk associated with larger positions.  Moreover, in the future certain trading advisors may limit the amount of additional assets that they manage.  Accordingly, future increases in assets under management may require a trading advisor to modify its trading decisions for Grant Park or may cause the general partner to add additional trading advisors, either of which could have a detrimental effect on your investment.

The use of multiple trading advisors may result in offsetting or opposing trading positions and may also require one trading advisor to fund the margin requirements of another trading advisor.

The use of multiple trading advisors may result in developments or positions that adversely affect Grant Park’s net asset value.  For example, because the trading advisors will be acting independently, Grant Park could buy and sell the same futures contract, thereby incurring additional expenses but with no net change in its holdings and offsetting any potential for profit from these positions.  The trading advisors also may compete from time to time for the same trades or other transactions, increasing the cost to Grant Park of making trades or transactions or causing some of them to be foregone altogether.  Moreover, even though each trading advisor’s margin requirements ordinarily will be met from that trading advisor’s allocated net assets, one trading advisor may incur losses of such magnitude that Grant Park is unable to meet margin calls from the allocated net assets of that trading advisor.  In this event, Grant Park’s clearing brokers may require liquidations and contributions from the allocated net assets of another trading advisor.

The trading advisors’ trading programs bear some similarities and, therefore, may lessen the benefits of having multiple trading advisors.

Some of the trading advisors initially received their trading experience under the guidance of the same individual.  However, each trading advisor has, over time, developed and modified the program it uses for Grant Park.  Nevertheless, the trading advisors’ trading programs have similarities.  These similarities may mitigate the positive effect of having multiple trading advisors.  For example, in periods where one trading advisor experiences a draw-down, it is possible that these similarities will cause the other trading advisors to also experience a draw-down.

Each trading advisor advises other clients and may achieve more favorable results for its other accounts.

Each trading advisor manages other accounts, including its own accounts.  A trading advisor may vary the trading strategies applicable to Grant Park from those used for its other managed accounts, or its other managed accounts may impose a different cost structure than that of the classes of Grant Park’s units for which it trades.  Consequently, the results any trading advisor achieves for Grant Park may not be similar to those achieved for other accounts managed by the trading advisor or its affiliates at the same time.  Moreover, it is possible that other accounts managed by the trading advisor or its affiliates may compete with Grant Park for the same or similar positions in the commodity interest markets and that those other accounts may make trades at better prices than Grant Park.

A trading advisor may also have a financial incentive to favor other accounts because the compensation received from those other accounts exceeds, or may in the future exceed, the compensation that it receives from Grant Park.  Because records for other accounts are not accessible to investors of Grant Park, investors will not be able to determine if any trading advisor is favoring other accounts.

Portfolio turnover may be frequent, which could result in higher brokerage commissions and transaction fees and expenses.

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

Grant Park pays brokerage charges, organization and offering expenses, ongoing operating expenses and OTC dealer spreads, in all cases regardless of whether Grant Park’s activities are profitable.  In addition, Grant Park pays its trading advisors an incentive fee based on a percentage of Grant Park’s trading profits earned on Grant Park’s net assets allocated to that trading advisor.  It is possible that Grant Park could pay substantial incentive fees to one or more trading advisors during a period in which Grant Park has no net trading profits or in which it actually loses money.  Accordingly, Grant Park must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit.

The units are subject to restrictions on redemption and transfer, which may prevent you from redeeming or transferring your units when you desire to do so and may increase your risk of loss.

There is no, and is not likely to be a, secondary market for the units.  While the units have redemption rights, there are restrictions.  For example, investors are prohibited from redeeming units for three months following subscription for such units.  Global 3 Class units that are redeemed after the three-month lock-up period, but before the one-year anniversary of the subscription for the units, will be subject to an early redemption fee of up to 1.5% of the net asset value at which such units are redeemed.

Additionally, redemptions can occur only monthly and require written notice to the general partner at least 10 days in advance of the requested redemption date, or earlier as required by a selling agent.  The net asset value per unit may change materially between the date on which you request a redemption and the month-end redemption date.  Transfers of units are permitted only with the prior written consent of the general partner, provided that conditions specified in the limited partnership agreement are satisfied.  Such restrictions may prevent you from redeeming or transferring your units when you desire to do so.  In the event that Grant Park is subject to rapid and substantial losses, the inability to immediately redeem or transfer your units may increase your risk of loss.

Grant Park may incur higher fees and expenses upon renewing existing or entering into new contractual relationships.

The clearing arrangements between the clearing brokers and Grant Park generally are terminable by the clearing brokers once the clearing broker has given Grant Park notice.  Upon termination, the general partner may be required to renegotiate or make other arrangements for obtaining similar services if Grant Park intends to continue trading in commodity interests at its present level of capacity.  The services of Grant Park’s current clearing brokers or an additional or substitute clearing broker may not be available, or even if available, these services may not be available on terms as favorable as those of the expired or terminated clearing arrangements.

Likewise, upon termination of the advisory contract entered into between Grant Park and any of the trading advisors, the general partner may be required to renegotiate the contracts or make other arrangements for obtaining commodity trading advisory services.  The services of the particular trading advisor may not be available, or these services may not be available on terms as favorable as those contained in the expired or terminated advisory contract.  There is significant competition for the services of qualified commodity trading advisors, and the general partner may not be able to retain replacement or additional trading advisors on acceptable terms.  This could result in losses to Grant Park and/or the inability of Grant Park to achieve its investment objectives.  Moreover, if an advisory contract is renegotiated or additional or substitute trading advisors are retained by the general partner on behalf of Grant Park, the fee structures of the new or additional arrangements may not be as favorable to Grant Park as are those currently in place.

The incentive fees could motivate the trading advisors to make riskier investments.

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

The general partner manages the affairs of Grant Park.  You will only have limited voting rights with respect to Grant Park’s affairs, which rights will not permit you to participate in the management or control of Grant Park or the conduct of its business.  You must therefore rely upon the fiduciary responsibility and judgment of the general partner to manage Grant Park’s affairs in the best interests of the limited partners.  Each prospective investor should consult his or her own legal, tax and financial advisors regarding an investment in Grant Park.

An unanticipated number of redemption requests during a short period of time could have an adverse effect on the net asset value of Grant Park.

If a substantial number of requests for redemption are received by Grant Park during a relatively short period of time, Grant Park may not be able to satisfy the requests from assets not committed to trading.  As a consequence, it could be necessary to liquidate positions in Grant Park’s trading positions before the time that the trading advisors’ trading strategies would dictate liquidation.  If this were to occur, it could affect adversely the net asset value per unit of each class, not only for limited partners redeeming units but also for nonredeeming limited partners.

Conflicts of interest exist in the structure and operation of Grant Park.

Mr. Kavanagh, who indirectly controls and is president of the general partner, has a conflict of interest with Grant Park, because an entity controlled by him occasionally receives from R.J. O’Brien & Associates, LLC, one of Grant Park’s clearing brokers, compensation for trades introduced to and cleared through R.J. O’Brien.  Although this compensation is unrelated to the trading activities of Grant Park, he therefore may have a disincentive to cause the general partner to terminate or replace R.J. O’Brien even if such replacement is in Grant Park’s best interest.

An affiliate of one of Grant Park’s clearing brokers, UBS Securities, also serves as one of Grant Park’s selling agents.  As a result, the general partner may not be inclined to replace or terminate UBS Securities as a clearing broker if it believes that this will adversely affect UBS’ efforts as selling agent.  UBS’ dual roles may also give rise to a conflict in that as a selling agent, it may have a disincentive to advise potential investors against investing in Grant Park or to advise existing investors to redeem their units, in either case in the best interests of the investors, because to do so would reduce the compensation paid to UBS Securities as clearing broker.

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

Under CFTC regulations, a clearing broker is required to maintain customers’ assets in a bulk segregated account.  If a clearing broker fails to do so, or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of loss of their funds in the event of that clearing broker’s bankruptcy.  In that event, the clearing broker’s customers, such as Grant Park, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers.  There can be no assurances that even a well capitalized, major institution will not become bankrupt.  Events in the last several years have demonstrated that even major financial institutions can and do fail.  Grant Park also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which commodity interest contracts are traded.

From time to time, the clearing brokers may be subject to legal or regulatory proceedings in the course of their business.  A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear Grant Park’s trades.

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

Grant Park has multiple classes which present a possible contagion risk between them.

Although Grant Park has several classes that allocate assets differently among trading advisors, Grant Park is a single legal entity.  Limited partners invested in one or more classes may be compelled to bear the liabilities incurred in respect of another class which such limited partners do not themselves own if there are insufficient assets in that other class to satisfy those liabilities.  Accordingly, there is a risk that liabilities of one class may not be limited to that particular class and may be required to be paid out of one or more other classes.  Moreover, in a bankruptcy or insolvency proceeding, Grant Park’s assets may be aggregated without regard to class.  In addition, third party service providers who provide services to one or more class, and/or other creditors of one or more class, may have valid claims against the class to which they have provided services, or against the fund as a whole without regard to class.

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

Grant Park could be named as a defendant in a lawsuit or regulatory action arising out of the activities of the general partner or the trading advisors.  If this were to occur, Grant Park will bear the costs of defending such suit or action and will be at further risk if its defense is unsuccessful, which could result in losses to your investment.

The general partner relies heavily on its key personnel to manage Grant Park’s trading activities.

In managing and directing the day-to-day activities and affairs of Grant Park, the general partner relies heavily on Mr. Kavanagh, Patrick Meehan, the general partner’s chief operating officer, and Maureen O’Rourke, the general partner’s chief financial officer.  The loss of the services of any of these persons, or the inability of any of them to carry out their present responsibilities, may have an adverse effect on the management of Grant Park.

The general partner relies on the trading advisors and their key personnel.

The general partner relies on the trading advisors to achieve trading gains for Grant Park, allocating to each of them responsibility for, and discretion over, trading of their allocated portions of Grant Park’s assets.  The trading advisors, in turn, are dependent on the services of a limited number of persons to develop and refine their trading approaches and strategies and execute Grant Park’s transactions.  The loss of the services of any trading advisor’s principals or key employees, or the failure of those principals or key employees to function effectively as a team, may have an adverse effect on that trading advisor’s ability to manage its trading activities successfully or may cause the trading advisor to cease operations entirely, either of which, in turn, could negatively impact Grant Park’s performance.  Each of Grant Park’s trading advisors is controlled, directly or indirectly, by one or more individuals, or, in the case of Transtrend, of which 100% of the voting interest is owned by Robeco Netherlands BV, by its managing directors.  The death, incapacity or prolonged unavailability of such individuals likely would greatly hinder these trading advisors’ operations, and could result in their ceasing operations entirely, which could adversely affect the value of your investment in Grant Park.

The general partner may terminate, replace and/or add trading advisors in its sole discretion and the trading advisors or their trading strategies may not continually serve Grant Park, which may have an adverse effect on Grant Park’s performance.

The general partner may terminate, substitute or retain trading advisors on behalf of Grant Park in its sole discretion.  Moreover, it is possible that any trading advisor will exercise its rights to terminate the advisory agreement with Grant Park under certain conditions or the advisory agreement with any trading advisor, once it expires, will not be renewed on the same terms as the current advisory agreement for that trading advisor.  The addition of a new trading advisor and/or the removal of one or more of the current trading advisors may cause disruptions in Grant Park’s trading as assets are reallocated and new trading advisors transition over to Grant Park, which may have an adverse effect on Grant Park’s performance.

The general partner’s allocation of the assets of each class of Grant Park among trading advisors may result in less than optimal performance by Grant Park.

The general partner may reallocate assets among the trading advisors upon termination of a trading advisor, retention of a new trading advisor or at the commencement of any month.  Consequently, the net assets of Grant Park may be apportioned among the trading advisors in a different manner than the current apportionment.  The general partner’s allocation of assets will directly affect the profitability of Grant Park’s trading, possibly in an adverse manner.  For example, a trading advisor may experience a high rate of return but may be managing only a small percentage of Grant Park’s net assets.  In this case, the trading advisor’s performance could have a minimal effect on the net asset value of Grant Park.  Furthermore, adding, terminating or replacing trading advisors cannot provide any assurance that Grant Park’s trading will be successful.

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

The trading advisors’ computerized trading systems rely on the trading advisors’ personnel to accurately process the systems’ outputs and execute the transactions called for by the systems.  In addition, each trading advisor relies on its staff to properly operate and maintain its computer and communications systems upon which the trading systems rely.  Execution and operation of each trading advisor’s systems is therefore subject to human error.  Any failure, inaccuracy or delay in implementing any of the trading advisors’ systems and executing Grant Park’s transactions could impair its ability to identify profit opportunities and benefit from them.  It could also result in decisions to undertake transactions based on inaccurate or incomplete information.  This could cause substantial losses.

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

Grant Park may experience substantial losses on transactions if a trading advisor’s computer or communications systems fail or if a trading advisor, or third parties on which a trading advisor depends, fail to upgrade computer and communications systems.

Each trading advisor’s trading activities, including its risk management, depends on the integrity and performance of the computer and communications systems supporting it.  Extraordinary transaction volume, hardware or software failure, cyber attack, power or telecommunications failure, a natural disaster or other catastrophe could cause any trading advisor’s computer systems to operate at an unacceptably slow speed or even fail.  A significant degradation or failure of the systems that a trading advisor uses to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities may result in substantial losses on transactions, liability to other parties, lost profit opportunities, damages to the trading advisors’, the general partner’s and Grant Park’s reputations, increased operational expenses or diversion of technical resources.

The development of complex communications and new technologies may render the existing computer and communication systems supporting the trading advisors’ trading activities obsolete.  In addition, these computer and communications systems must be compatible with those of third parties, such as the systems of exchanges, clearing brokers and the executing brokers used by the trading advisors.  If these third parties upgrade their systems, the trading advisors will need to make corresponding upgrades to continue effectively its trading activities.  Grant Park’s future success will in part depend on each trading advisor’s and third parties’ ability to respond to changing technologies on a timely and cost-effective basis.

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

A portion of Grant Park’s assets may be used to trade OTC derivatives, such as forwards, swaps, and OTC option contracts on foreign currencies or other commodities or underlyings.  OTC derivatives are typically traded on a principal-to-principal basis through relatively opaque dealer markets that are dominated by major money center and investment banks and other institutions.  OTC derivatives have historically not been subject to regulation under the Act, and thus were not subject to the jurisdiction of the CFTC.  With respect to OTC derivatives, Grant Park has not previously received the protection of the Act or the CFTC in connection with this trading activity.  As a result of changes to the Act brought about by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the CFTC has been given responsibility to enact rules to regulate the OTC swaps marketplace.  The CFTC has promulgated certain regulations in conjunction with the SEC and is currently engaged in continuing rule-writing for this market.

The Dodd-Frank Act provides the CFTC and the SEC with jurisdiction and authority to establish a comprehensive registration and regulatory structure affecting dealers and other major market participants in swaps, authorizes the CFTC to subject swap dealers to capital and margin requirements and require swap dealers to meet certain business conduct standards and recordkeeping and reporting requirements.  Standardized derivatives will be required to be traded on regulated exchanges or swap execution facilities.  Although expansion of CFTC jurisdiction to include certain OTC swap transactions may provide Grant Park with potential protections it did not have previously, such rules may also limit or prevent Grant Park from engaging in certain OTC swap transactions.  Such potential reduction in eligible investments could limit Grant Park’s profit potential or increase the risk of loss to which Grant Park is subject.

Also, largely in light of market turmoil experienced over the past few years, the Treasury Department, the CFTC, and the SEC, among others, have considered or are considering numerous additional regulatory actions that could affect the commodities markets.  These provisions, or any other aspects of current proposed regulatory or legislative changes to laws applicable to commodity interest transactions, including but not limited to:  imposing speculative position limits; abolishing federal preemption with respect to the regulation of commodity interests; or altering the current tax treatment, if enacted or adopted, may impact the profitability of the trading advisors’ activities or change certain of Grant Park’s business practices, and could expose it to additional costs, including increased compliance costs.

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

Grant Park is subject to the USA Patriot Act of 2001, as amended (the “Patriot Act”).  The Patriot Act contains, among other things, provisions intended to safeguard against the laundering of money in the United States by individuals involved in illicit or illegal activities.  The Patriot Act focuses on individuals wishing to invest their money in U.S. ventures, and provides that domestic investment entities (such as Grant Park) that accept money from such individuals must conduct a substantial investigation to determine whether prospective investors are, or may be, engaged in illicit or illegal activities.  If the general partner inadvertently admits a prohibited person or entity as an investor in Grant Park, substantial negative consequences to Grant Park could result, including but not limited to the freezing and/or forfeiture of all of Grant Park’s assets.  Grant Park utilizes reasonable efforts to safeguard itself from being used by individuals to disguise their illegal or illicit activities.  Despite these efforts, however, there is no guarantee that dishonest individuals will be screened successfully from participating as investors in Grant Park.

Tax Risks

Partnership treatment is not assured.

Grant Park has received an opinion of counsel to the effect that, under current U.S. federal income tax law, Grant Park will be treated as a partnership for U.S. federal income tax purposes, provided that (a) at least 90% of Grant Park’s annual gross income has previously consisted of and currently consists of “qualifying income” as defined in the Internal Revenue Code of 1986, as amended, and (b) Grant Park is organized and operated in accordance with its governing agreements and applicable law.  The general partner believes it is likely, but not certain, that Grant Park will continue to meet the income test.  An opinion of counsel is subject to any changes in applicable tax laws and is not binding on the Internal Revenue Service, any other taxing authority or any court.

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

We cannot assure you that Grant Park’s tax returns will not be audited by a taxing authority or that an audit will not result in adjustments to Grant Park’s tax returns.  Any adjustments resulting from an audit may require each limited partner to file an amended tax return and to pay additional taxes plus interest, which generally is not deductible, and might result in an audit of the limited partner’s own tax return.  Any audit of a limited partner’s tax return could result in adjustments of non-Grant Park, as well as Grant Park, income and deductions.

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

Accounting for uncertain tax positions could have a material adverse effect on Grant Park’s net asset value.

Financial Accounting Standards Board Accounting Standards Codification Topic No. 740, “Income Taxes”, or ASC 740, in part formerly known as “FIN 48”, provides guidance on the recognition of uncertain tax positions.  ASC 740 prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in an entity’s financial statements.  It also provides guidance on recognition, measurement, classification, interest and penalties with respect to tax positions.  A prospective investor should be aware that, among other things, ASC 740 could have a material adverse effect on the periodic calculations of the net asset value of Grant Park, including reducing the net asset value of Grant Park to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by Grant Park.  This could cause benefits or detriments to certain investors, depending upon the timing of their subscriptions and withdrawals from Grant Park.

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

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for any of Grant Park’s units. All units may be transferred or redeemed subject to the conditions imposed by Grant Park’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”). As of January 31, 2013 there were 247 Class A unit holders, 12,502 Class B unit holders, 142 Legacy 1 Class unit holders, 328 Legacy 2 Class unit holders, 337 Global 1 Class unit holders, 722 Global 2 Class unit holders, 7,220 Global 3 Class unit holders. As of January 31, 2013, 27,767.03 Class A units, 315,678.78 Class B units, 5,270.44 Legacy 1 Class units, 13,569.09 Legacy 2 Class units, 13,976.35 Global 1 Class units, 30,310.68 Global 2 Class units and 279,667.75 Global 3 Class were units outstanding.

Dearborn Capital Management, L.L.C., as Grant Park’s general partner, has sole discretion in determining what distributions, if any, Grant Park will make to its unit holders. Grant Park has not made any such distributions as of the date hereof. The general partner does not intend to make any distributions of Grant Park’s assets.

Class A and Class B units are no longer being offered. Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. Sales of the Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class, units during the fourth quarter 2012 were as follows:

Units	October	November	December

Legacy 1 Class Units
Units sold	2.71	0.00	0.00
Net asset value	$924.16	$873.75	$869.91
Legacy 2 Class Units
Units sold	46.57	89.84	69.87
Net asset value	$912.61	$862.64	$858.68
Global 1 Class Units
Units sold	476.18	195.80	51.78
Net asset value	$890.43	$842.68	$839.06
Global 2 Class Units
Units sold	878.43	352.64	110.06
Net asset value	$880.41	$833.03	$829.27
Global 3 Class Units
Units sold	2,756.47	5,196.22	4,662.84
Net asset value	$825.45	$779.89	$775.23

The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Issuer Purchases of Equity Securities

The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended December 31, 2012.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)

10/1/2012 through 10/31/2012	397.50	$1,217.79	6,058.96	$1,027.29	190.79	$873.75	476.51	$862.64	148.14	$842.68	480.27	$833.03	4,092.70	$779.89	11,844.87	(2)
11/1/2012 through 11/30/2012	246.73	$1,210.12	6,484.11	$1,020.26	335.49	$869.91	343.27	$858.68	109.62	$839.06	759.57	$829.27	3,685.30	$775.23	11,964.09	(2)
12/1/2012 through 12/31/2012	975.22	$1,216.37	9,612.79	$1,024.97	200.52	$876.10	395.66	$864.60	654.73	$845.52	1,437.99	$835.49	4,553.79	$779.90	17,830.70	(2)
Total	1,619.45	$1,215.77	22,155.86	$1,024.23	726.80	$872.63	1,215.44	$862.16	912.49	$844.28	2,677.83	$833.28	12,331.79	$778.50	41,639.66	(2)

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

(2)                                     Not determinable.

ITEM 6.                                                SELECTED FINANCIAL DATA

The following selected consolidated financial data of Grant Park as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 is derived from the consolidated financial statements that have been audited by McGladrey LLP (formerly McGladrey & Pullen, LLP), Grant Park’s independent registered public accountant. This financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and with Grant Park’s consolidated financial statements and the notes thereto, included elsewhere in this Annual Report on Form 10-K. Results from past periods are not necessarily indicative of results that may be expected for any future period.

	As of and For the Year Ended December 31,
	2012	2011	2010	2009	2008
Total assets	$660,873,332	$838,789,473	$926,818,164	$857,602,108	$684,995,026
Total partners’ capital	636,740,050	798,842,191	891,912,770	831,270,498	643,595,209
Net gains (losses) from trading	11,181,019	(65,416,133)	95,986,575	(29,071,663)	127,520,875
Income allocated from Dearborn Select Master Fund, SPC — Winton Segregated Portfolio	—	—	—	—	16,714,939
Loss allocated from GP 1, LLC*	—	—	—	(2,740,621)	—
Dividend and interest income	1,831,201	3,139,171	4,324,858	6,395,208	12,681,834
Total expenses	54,954,423	63,220,582	69,789,098	61,253,534	60,900,881
Net income (loss)	(41,942,203)	(125,497,544)	30,522,335	(86,670,610)	96,016,767
Net income (loss) per General Partner & Limited Partner:
Class A Unit	(79.47)	(192.82)	63.46	(145.00)	263.77
Class B Unit	(74.07)	(171.82)	46.51	(134.12)	223.70
Legacy 1 Class Unit**	(36.13)	(112.69)	58.80	(33.88)	N/A
Legacy 2 Class Unit**	(38.46)	(116.73)	55.25	(35.46)	N/A
Global 1 Class Unit**	(28.82)	(110.04)	27.56	(43.18)	N/A
Global 2 Class Unit**	(30.73)	(111.79)	24.41	(46.40)	N/A
Global 3 Class Unit**	(42.70)	(123.42)	6.38	(60.36)	N/A
Increase (decrease) in net asset value per General Partner & Limited Partner:
Class A Unit	(79.47)	(192.82)	63.46	(145.00)	260.73
Class B Unit	(74.07)	(171.82)	46.51	(134.12)	215.79
Legacy 1 Class Unit**	(36.13)	(112.69)	58.80	(33.88)	N/A
Legacy 2 Class Unit**	(38.46)	(116.73)	55.25	(35.46)	N/A
Global 1 Class Unit**	(28.82)	(110.04)	27.56	(43.18)	N/A
Global 2 Class Unit**	(30.73)	(111.79)	24.41	(46.40)	N/A
Global 3 Class Unit**	(42.70)	(123.42)	6.38	(60.36)	N/A

The financial results are based on weighted average number of units outstanding during the period.

* Loss allocated from GP 1, LLC is only for first quarter of 2009.

** Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units began trading on April 1, 2009.

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents Grant Park’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2012 and 2011, which is unaudited. However, in the opinion of Grant Park, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been made. Interim results are subject to significant seasonal variations and are not indicative of the results of operations to be expected for a full fiscal year.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2012	2012	2012	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gains (losses) from trading	$3,181,445	$23,926,031	$14,564,188	$(30,490,645)
Net income (loss)	(10,595,654)	8,202,787	809,675	(40,359,011)
Net income (loss) per General Partner & Limited Partner and increase (decrease) in net asset value per General Partner & Limited Partner:
Class A Unit**	(18.52)	12.82	0.40	(74.17)
Class B Unit**	(17.52)	9.16	(1.44)	(64.27)
Legacy 1 Class Unit**	(7.91)	14.23	5.61	(48.06)
Legacy 2 Class Unit**	(8.36)	12.89	5.02	(48.01)
Global 1 Class Unit**	(5.57)	14.95	6.71	(44.91)
Global 2 Class Unit**	(6.08)	14.17	6.10	(44.92)
Global 3 Class Unit**	(9.37)	10.11	2.11	(45.55)
Net asset value per General Partner & Limited Partner:
Class A Unit	1,277.32	1,290.14	1,290.54	1,216.37
Class B Unit	1,081.52	1,090.68	1,089.24	1,024.97
Legacy 1 Class Unit	904.32	918.55	924.16	876.10
Legacy 2 Class Unit	894.70	907.59	912.61	864.60
Global 1 Class Unit	868.77	883.72	890.43	845.52
Global 2 Class Unit	860.14	874.31	880.41	835.49
Global 3 Class Unit	813.23	823.34	825.45	779.90

** Net income (loss) per General Partner and Limited Partner is based on weighted average number of units outstanding during the period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2011	2011	2011	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gains (losses) from trading	$6,729,131	$(53,302,184)	$13,223,156	$(32,066,236)
Net income (loss)	(8,878,357)	(67,207,744)	(4,214,589)	(45,196,854)
Net income (loss) per General Partner & Limited Partner and increase (decrease) in net asset value per General Partner & Limited Partner:
Class A Unit**	(11.92)	(104.32)	(6.90)	(69.68)
Class B Unit**	(12.21)	(90.84)	(7.76)	(61.01)
Legacy 1 Class Unit**	(2.42)	(66.98)	0.60	(43.89)
Legacy 2 Class Unit**	(3.21)	(67.63)	(1.50)	(44.39)
Global 1 Class Unit**	(6.28)	(68.08)	3.96	(39.64)
Global 2 Class Unit**	(6.84)	(68.39)	3.28	(39.84)
Global 3 Class Unit**	(11.31)	(69.71)	(0.77)	(41.63)
Net asset value per General Partner & Limited Partner:
Class A Unit	1,476.74	1,372.42	1,365.52	1,295.84
Class B Unit	1,258.65	1,167.81	1,160.05	1,099.04
Legacy 1 Class Unit	1,022.50	955.52	956.12	912.23
Legacy 2 Class Unit	1,016.58	948.95	947.45	903.06
Global 1 Class Unit	978.10	910.02	913.98	874.34
Global 2 Class Unit	971.17	902.78	906.06	866.22
Global 3 Class Unit	934.71	865.00	864.23	822.60

** Net income (loss) per General Partner and Limited Partner is based on weighted average number of units outstanding during the period.

ITEM 7.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

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

GP 1, LLC (“GP 1”)  GP 6, LLC (“GP 6”)  GP 10, LLC (“GP 10”)  GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)  GP 7, LLC (“GP 7”)  GP 11, LLC (“GP 11”)  GP 16, LLC (“GP 16”)

GP 4, LLC (“GP 4”)  GP 8, LLC (“GP 8”)  GP 12, LLC (“GP 12”)  GP 17, LLC (“GP 17”)

GP 5, LLC (“GP 5”)  GP 9, LLC (“GP 9”)  GP 14, LLC (“GP 14”)  GP 18, LLC (“GP 18”)

There were no assets allocated to GP 6, GP 11 or GP 18 as of December 31, 2012.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors retained by the general partner. Alder, Amplitude, Denali, EMC, ETC, Lynx, QIM, Rabar, Sunrise, Transtrend, and Winton, and effective February 1, 2013, Quantica, serve as Grant Park’s commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of December 31, 2012, the general partner allocated between 5% to 20% of Grant Park’s net assets through the respective Trading Companies among its trading advisors Alder, Amplitude, Denali, EMC, ETC, Lynx, QIM, Rabar, Sunrise, Transtrend,  and Winton. Effective February 1, 2013, through its respective trading company, Quantica was allocated between 5% and 20% of Grant Park’s net assets.  No more than twenty percent of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of December 31, 2012:

	Alder	Amplitude	Denali	EMC	ETC	QIM	Rabar	Sunrise	Transtrend	Winton	Lynx
Class A	X	X	X	X	X	X	X	X	X	X	X
Class B	X	X	X	X	X	X	X	X	X	X	X
Legacy 1	X	X	X	X	X	X	X	X	X	X	X
Legacy 2	X	X	X	X	X	X	X	X	X	X	X
Global 1	X	X	X	X	X	X	X	X	X	X	X
Global 2	X	X	X	X	X	X	X	X	X	X	X
Global 3	X	X	X	X	X	X	X	X	X	X	X

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the years ended December 31, 2012, 2011 and 2010, are set forth in the table below:

	2012	2011	2010
Total return — Class A Units	(6.1)%	(13.0)%	4.5%
Total return — Class B Units	(6.7)%	(13.5)%	3.8%
Total return — Legacy 1 Class Units	(4.0)%	(11.0)%	6.1%
Total return — Legacy 2 Class Units	(4.3)%	(11.5)%	5.7%
Total return — Global 1 Class Units	(3.3)%	(11.2)%	2.9%
Total return — Global 2 Class Units	(3.6)%	(11.4)%	2.6%
Total return — Global 3 Class Units	(5.2)%	(13.1)%	0.7%

Grant Park’s total net asset value at December 31, 2012, 2011 and 2010 was $636.7 million, $798.8 million and $891.9 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector for each of the years ended December 31, 2012, 2011 and 2010.

	% Gain (Loss)
	Years Ended December 31,
Sector	2012	2011	2010

Agriculturals	(0.6)%	—%	—%
Currencies	(0.8)	(4.2)	3.0
Energy	(0.6)	(0.6)	(2.5)
Interest rates	2.3	7.3	8.0
Meats	(0.2)	0.2	—
Metals	(2.0)	(0.5)	2.5
Soft commodities	0.1	(2.9)	4.3
Stock indices	5.3	(5.1)	(1.9)
Total	3.5%	(5.8)%	13.4%

Year ended December 31, 2012

Concerns regarding the financial stability of the Eurozone dictated investor sentiment throughout the first quarter of 2012.  Day-to-day developments regarding potential bailouts, credit rating downgrades and economic data in the region created intraday inflection points for some of the markets traded within Grant Park’s portfolio; making it especially difficult to trade global currency and fixed income markets. The euro fell intramonth in January, which coincided with Grant Park’s net short exposure.  As February approached, the downtrend quickly reversed as Eurozone officials announced an apparent Greek bailout resolution, resulting in losses for the portfolio. Grant Park was able to profit from discernible trends in the energy and equities markets. Short natural gas positions fared well as prices plummeted 29% in the first quarter due to weak demand stemming from unseasonably warm weather in the U.S. and elevated supplies that were approaching historic levels.  Short exposure increased throughout the quarter as the downward trend persisted, resulting in augmented profits. Grant Park was also well positioned to benefit from a near 12% and 19% rally in the S&P 500 and Nikkei 225 respectively. The S&P 500 rallied after the outlook for the global economy became more optimistic due to bullish data, while the Nikkei 225 rallied due to the yen’s depreciation throughout the quarter, which raised hopes for the country’s struggling export industries.

Performance in the second quarter was driven by the “risk-on, risk-off” tendencies of investors.  Shifting sentiment was generally driven by reactions to developments regarding the bailout prospects of struggling European economies and the weekly jobs reports in the U.S.  Grant Park’s elevated long exposure to the fixed income markets saw strong returns as prices in the U.S. Treasury and German Bund markets rose sharply, supported by pessimism concerning Greece. Soybean markets also drove profitable performance in the second quarter as supply disruptions caused by droughts in South America and the U.S. moved prices nearly 8% higher.  Grant Park increased its long exposure as the uptrend persisted. May was the best month of performance for Grant Park in 2012.  Grant Park’s short euro exposure benefitted from weak economic data from the Eurozone, and was the main contributor to the aggregate 3% gain in the sector for the month.  However, performance in the currency and equities markets was overall negative for the quarter.  The strengthening of the Japanese yen in June worked against Grant Park’s short positions and accounted for losses to the portfolio.  The S&P 500 and Nikkei 225 experienced sharp reversals to the downside towards the end of the second quarter as investors fled equities for safe haven debt and less risky currencies.

As the summer wore on the drought in the Central U.S. turned from moderate to severe, causing fears of record low crop yields, which drove prices up sharply.  Grant Park was well positioned to profit and expanded long exposure to corn, wheat, and soybeans as upward trends were sustained through August.  However, the grains/foods sector turned unprofitable in September following the USDA’s forecasts for better-than-expected corn and soybean crop yields, which caused prices to fall against Grant Park’s built up long positions.  Grant Park reduced exposure to equities at the beginning of the third quarter as global stock markets temporarily fell against our long positions because of pessimistic news regarding Europe.  Downtrends ceased following news of extended economic stimulus in the U.S. and an announcement from Mario Draghi regarding the extent to which the ECB would go to support the EU’s struggling members.  The portfolio experienced setbacks in the currency markets due to strength in the euro, which moved contrary to Grant Park’s short positions.  Exposure to metals produced flat performance in the third quarter as setbacks from short base metals positions were offset by gains from long exposure to precious metals in September.

Uncertainty reigned supreme as the end of the year approached.  Fueling uncertainty was a lack of a clear resolution to the European debt crisis and fears U.S. policy makers would be unable to agree on a deal to keep it from going over the “Fiscal Cliff”, a combination of tax increases and spending cuts that were scheduled to go into effect at the beginning of 2013.  In addition, Japan announced plans to make a concerted effort to devalue the yen significantly in hopes of boosting their debilitated export industries. These headlines heavily influenced investor sentiment and caused markets to shift directions as press conferences concerning the issues unfolded.  This market environment produced few trends and made it very difficult for Grant Park’s trend-following strategies.  All six sectors produced negative performance in October with fixed income serving as the biggest detractor.  Mid-month regional economic data out of Europe was disheartening and led to increased austerity-driven unrest in Greece, Spain and Italy.  This drove investors to liquidate risk-assets, driving prices lower against Grant Park’s long positions. As the conflict between Israel and Hamas continued into November, crude oil and its products rallied in opposition to Grant Park’s short positions. The hectic year ended on a strong note as Grant Park ended December with positive returns.  Performance was predominantly driven by trades in the currency and equities markets.  The yen fell alongside Grant Park’s short positions and the S&P 500 finished the year bullishly coinciding with Grant Park’s long exposure.

For the year ended December 31, 2012, Grant Park had a negative return of 6.1% for the Class A units, a negative return of 6.7% for the Class B units, a negative return of 4.0% for the Legacy 1 Class units, a negative return of 4.3% for the Legacy 2 Class units, a negative return of 3.3% for the Global 1 Class units, a negative return of 3.6% for the Global 2 Class units, and a negative return of 5.2% for the Global 3 Class units. On a combined unit basis prior to expenses, approximately 3.5% resulted from trading gains which were further increased by gains of approximately 0.3% of interest income.  These trading gains were offset by approximately 9.8% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park.  An analysis of the 3.5% trading gains by sector is as follows:

Sector	% Gain (Loss)

Agriculturals	(0.6)%
Currencies	(0.8)
Energy	(0.6)
Interest rates	2.3
Meats	(0.2)
Metals	(2.0)
Soft commodities	0.1
Stock indices	5.3
Total	3.5%

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

Grant Park maintains a portion of its assets at its clearing brokers as well as at Lake Forest Bank & Trust Company. These assets, which may range from 5% to 35% of Grant Park’s value, are held in cash, U.S. Treasury securities, commercial paper and/or Government-sponsored enterprise securities. The balance of Grant Park’s assets, which range from 65% to 95%, are invested in investment grade money market instruments purchased and managed by Middleton Dickinson Capital Management, LLC which are held in a separate, segregated account at State Street Bank and Trust Company. Violent fluctuations in prevailing interest rates or changes in other economic conditions could cause mark-to-market losses on Grant Park’s cash management income.

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

In addition to market risk, when entering into commodity interest contracts there is a credit risk that counterparty will not be able to meet its obligations to Grant Park. The counterparty for futures and options on futures contracts traded in the United States and on most non-U.S. futures exchanges is the clearing organization associated with such exchange. In general, clearing organizations are backed by the corporate members of the clearing organization who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk.

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

Grant Park rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance. Erratic, choppy, sideways trading markets and sharp reversals in movements can materially and adversely affect Grant Park’s results. Likewise, markets in which a potential price trend may start to develop but reverses before an actual trend is realized may result in unprofitable transactions.  Grant Park’s past performance is not necessarily indicative of its future results.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of December 31, 2012 and December 31, 2011 and the trading gains/losses by market category for the year ended December 31, 2012 and the year ended December 31, 2011. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of December 31, 2012, Grant Park’s net asset value was approximately $636.7 million. As of December 31, 2011, Grant Park’s net asset value was approximately $798.8 million.

	December 31, 2012
Market Sector	Value at Risk*	Trading Gain/(Loss)

Currencies	0.5%	(0.8)%
Interest rates	0.3	2.3
Stock indices	0.3	5.3
Energy	0.1	(0.6)
Metals	0.1	(2.0)
Agriculturals/softs/meats	0.1	(0.7)

Aggregate/Total	0.6%	3.5%

	December 31, 2011
Market Sector	Value at Risk*	Trading Gain/(Loss)

Interest rates	0.5%	7.3%
Currencies	0.4	(4.2)
Energy	0.2	(0.6)
Metals	0.2	(0.5)
Stock indices	0.1	(5.1)
Agriculturals/softs/meats	0.1	(2.7)

Aggregate/Total	0.7%	(5.8)%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of December 31, 2012, by market sector.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of December 31, 2012, Grant Park was long the U.S. dollar against the Japanese yen and short the U.S. dollar against the Australian dollar, British pound, Canadian dollar, Euro, Mexican peso, Swiss franc, and New Zealand dollar.  In general, a weaker U.S. dollar against most major currencies would benefit Grant Park.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, Singapore, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of December 31, 2012, Grant Park was predominantly long interest rate instruments in the U.S., U.K., Eurozone, Australia, Japan, and New Zealand, and short interest rate instruments in Canada.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, China, Taiwan, South Africa, India, Turkey, Singapore, South Korea, and Australia.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of December 31, 2012, Grant Park was predominantly long equities in the U.S., Eurozone, U.K., Hong Kong, Mexico, Sweden, South Africa, Turkey, Canada, Australia, Taiwan, Singapore, and India and short China and Japan.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America.  As of December 31, 2012, the energy market exposure of Grant Park was predominantly long gasoline Blendstock, Brent oil, gas oil, heating oil, kerosene, WTI crude markets, and Oman crude and short the Phelix Baseload, natural gas, and crude oil markets.   Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in these markets.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel, and zinc. As of December 31, 2012, in the precious metals sector Grant Park had long positions in platinum, palladium, silver, and had short positions in gold.  In the base metals markets, Grant Park was long tin, copper, lead, nickel, zinc, palladium, silver, and aluminum.

Grains/Foods/Industrials

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of December 31, 2012, in the grains markets, Grant Park had long positions in the soybean meal, soybeans, canola, and oat markets, and short the soybean oil, corn, wheat, rapeseed, and rough rice markets.  In the livestock markets, Grant Park was long lean hogs, feeder cattle and live cattle.  In the foods/industrials markets, Grant Park was long orange juice, rubber, cotton, and lumber and short coffee, and sugar.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of December 31, 2012.

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

Report on Management’s Assessment of Internal Control Over Financial Reporting

The general partner, on behalf of Grant Park, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- 15(f) and 15d-15(f). Under the supervision and with the participation of the general partner’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Grant Park’s internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the general partner concluded that Grant Park’s internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Grant Park has no directors or executive officers and also does not have any employees. Grant Park is managed solely by Dearborn Capital Management, L.L.C. in its capacity as general partner.

The members of the general partner are Dearborn Capital Management Ltd., and DCMI Holdings Inc. The principals of the general partner are David M. Kavanagh, Patrick J. Meehan, Maureen O’Rourke and Abdullah Mohammed Al Rayes. Only the officers of Dearborn Capital Management, L.L.C., Mr. Kavanagh, Mr. Meehan and Ms. O’Rourke, have management responsibility and control over the general partner.

Mr. Kavanagh, president of Dearborn Capital Management, L.L.C., has been responsible for overseeing all operations and activities of the general partner since its formation. Commencing in October 1998, Mr. Kavanagh also became president, a principal and an associated person of Dearborn Capital Brokers Ltd., an independent introducing broker. From 1983 to 2003, Mr. Kavanagh was a member in good standing of the Chicago Board of Trade. Between 1983 and October 1998, Mr. Kavanagh served as an institutional salesman in the financial futures area on behalf of Refco and Conti Commodity Services, Inc., which was acquired by Refco in 1984. His clients included large hedge funds and financial institutions. Between October 1998 and October 2011, Mr. Kavanagh performed introducing brokerage services from time to time for MF Global Inc., a former futures commission merchant, through Dearborn

Capital Brokers.  He has also been an owner since May 2012 of a greater than 10% interest in an unregistered proprietary trading firm and has provided occasional consulting services to this firm since May 2012.  Neither Dearborn Capital Brokers nor Mr. Kavanagh provides brokerage services to Grant Park’s trading account. In the past, from time to time Mr. Kavanagh has provided brokerage services to Financial Consortium International LLC, a registered introducing broker, commodity pool operator and broker-dealer, since October 1999. In 1980, Mr. Kavanagh received an MBA from the University of Notre Dame, and in 1978 graduated with a B.S. in business administration from John Carroll University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC. Grant Park does not have any directors or officers. However, the officers of Grant Park’s general partner, as well as the general partner itself, file such notices regarding their beneficial ownership in Grant Park, if any. Grant Park believes that for 2012, all required filings were timely filed by each of these persons.

ITEM 11.                                         EXECUTIVE COMPENSATION

Grant Park has no directors or officers. Its affairs are managed by Dearborn Capital Management, L.L.C., its general partner, which receives compensation for its services from Grant Park, as follows:

Each of the Class A, Class B, Legacy 1, Legacy 2, Global 1, Global 2 and Global 3 units pay the general partner a monthly brokerage charge. Class A units pay the general partner a monthly brokerage charge equal to a rate of 0.625%, a rate of 7.50% annually, of Class A’s month end net assets. Class B units pay the general partner a monthly brokerage charge equal to a rate of 0.6625%, a rate of 7.95%

annually, of Class B’s month-end net assets. Legacy 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.4167%, a rate of 5.00% annually, of Legacy 1’s month-end net assets. Legacy 2 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.4375%, a rate of 5.25% annually, of Legacy 2’s month-end net assets. Global 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3708%, a rate of 4.45% annually, of Global 2’s month-end net assets. Global 2 units pay the general partner a monthly brokerage charge equal to a rate of 0.3917%, a rate of 4.70% annually, of Global 2’s month-end net assets. Global 3 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.5375%, a rate of 6.45% annually, of Global 3’s month-end net assets. The brokerage charge reimbursement paid to the general partner amounted to $53,139,297 for the year ended December 31, 2012, $65,623,016 for the year ended December 31, 2011 and $63,645,770 for the year ended December 31, 2010.

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

Grant Park pays the general partner the brokerage charge, which is based on a fixed percentage of net assets, regardless of whether actual transaction costs were less than or exceeded this fixed percentage or whether the number of trades significantly increases. For the Legacy 1 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $23.31 based on the average trading activity of the Legacy 1 Class units’ trading advisors for the last three calendar years and assuming current allocations to the trading advisors.

For the Legacy 2 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $24.56 based on the average trading activity of the Legacy 2 Class units’ trading advisors for the last three calendar years and assuming current allocations to the trading advisors.

For the Global 1 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $20.79 based on the average trading activity of the Global 1 Class units’ trading advisors for the last three calendar years and assuming current allocations.

For the Global 2 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $21.97 based on the average trading activity of the Global 2 Class units’ trading advisors for the last three calendar years and assuming current allocations.

For the Global 3 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $30.16 based on the average trading activity of the Global 3 Class units’ trading advisors for the last three calendar years and assuming current allocations of net assets to the trading advisors.

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

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Grant Park has no officers or directors. Its affairs are managed by its general partner, Dearborn Capital Management, L.L.C. Set forth in the table below is information regarding the beneficial ownership of the general partner and the officers of the general partner in Grant Park as of January 31, 2013.

				Number of		Number of		Number of		Number of		Number of
	Number of		Number of	Legacy 1		Legacy 2		Global 1		Global 2		Global 3
	Class A		Class B	Class		Class		Class		Class		Class	Number of
	Limited		Limited	Limited		Limited		Limited		Limited		Limited	General
	Partnership		Partnership	Partnership		Partnership		Partnership		Partnership		Partnership	Partnership
Name	Units		Units	Units		Units		Units		Units		Units	Units
Dearborn Capital Management, LLC	2,249.799		—	922.500		900.000		1,235.604		1,777.228		—	787.237
David M. Kavanagh	2,249.799	(1)	—	922.500	(1)	900.000	(1)	1,235.604	(1)	1,777.228	(1)	—	787.237	(1)
Patrick J. Meehan	—		—	185.117		—		50.000		—		—
Maureen O’Rourke	—		—	41.067		—		41.359		—		—

			Percentage of	Percentage of	Percentage of	Percentage of	Percentage of
	Percentage of	Percentage of	Outstanding	Outstanding	Outstanding	Outstanding	Outstanding
	Outstanding	Outstanding	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Class A	Class B	Class	Class	Class	Class	Class	Percentage of
	Limited	Limited	Limited	Limited	Limited	Limited	Limited	General
	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership
Name	Units	Units	Units	Units	Units	Units	Units	Units
Dearborn Capital Management, LLC	8.18%	—	17.85%	6.68%	8.93%	5.90%	—	100.00%
David M. Kavanagh	8.18%	—	17.85%	6.68%	8.93%	5.90%	—	100.00%
Patrick J. Meehan	—	—	3.58%	—	0.36%	—	—
Maureen O’Rourke	—	—	0.79%	—	0.30%	—	—

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

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to Grant Park for professional audit services provided by McGladrey LLP (formerly McGladrey & Pullen, LLP), Grant Park’s independent registered public accountant, for the audit of Grant Park’s annual financial statements for the years ended December 31, 2012 and 2011, and fees billed for other professional services rendered by McGladrey LLP (formerly McGladrey & Pullen, LLP) and RSM McGladrey, Inc. (an entity associated with McGladrey & Pullen, LLP before December 1, 2011) (collectively “McGladrey”) during those years.

Fee Category	2012	2011
Audit Fees(1)	$163,102	$178,892
Audit-Related Fees	—	—
Tax Fees(2)	6,000	5,500
All Other Fees	—	—
Total Fees	$169,102	$184,392

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

The Audit Committee of Grant Park’s general partner, Dearborn Capital Management, L.L.C., pre-approves all audit and permitted non-audit services of Grant Park’s independent accountants, including all engagement fees and terms. The Audit Committee of the general partner approved all the services provided by McGladrey during 2012 and 2011 to Grant Park described above. The Audit Committee has determined that the payments made to McGladrey for these services during 2012 and 2011 are compatible with maintaining that firm’s independence.

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

101.1(7)

The following financial statements from Grant Park’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

(1)                                 Included as Appendix A to the prospectus which is part of the Registrant’s Registration Statement on Form S-1/A (File No. 333-179641) and incorporated herein by reference.

(2)                                 Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.

(3)                                 Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-153862) and incorporated herein by reference.

(4)                                 Included as Appendix B to the prospectus which is part of the Registrant’s Registration Statement on Form S-1/A (File No. 333-179641).

(5)                                 Included as Appendix D to the prospectus which is part of the Registrant’s Registration Statement on Form S-1/A (File No. 333-179641).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Grant Park Futures Fund Limited Partnership

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedule of investments, of Grant Park Futures Fund Limited Partnership (the Partnership) as of December 31, 2012 and 2011, and the related consolidated statements of operations and changes in partners’ capital (net asset value) for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grant Park Futures Fund Limited Partnership as of December 31, 2012 and 2011, and the results of its operations for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Chicago, Illinois
February 25, 2013

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

December 31, 2012 and 2011

	2012	2011
Assets
Equity in brokers’ trading accounts:
Securities owned, at fair value (cost $0 and $66,603,904, respectively)	$—	$66,744,630
Cash	94,093,764	27,781,186
Unrealized gain (loss) on open contracts, net	3,681,219	8,025,123
Total equity in brokers’ trading accounts	97,774,983	102,550,939
Cash and cash equivalents	204,384,040	271,405,439
Securities owned, at fair value (cost $358,405,739 and $464,530,065, respectively)	358,679,830	464,744,436
Interest receivable	34,479	88,659
Total assets	$660,873,332	$838,789,473

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Brokerage commission payable	$3,785,102	$4,866,939
Accrued incentive fees	—	381,337
Organization and offering costs payable	158,430	200,428
Accrued operating expenses	136,985	173,782
Pending limited partner additions	3,226,078	3,590,048
Redemptions payable to limited partners	16,826,687	30,734,748
Total liabilities	24,133,282	39,947,282

Partners’ Capital (Net Asset Value)
General Partner
Class A (2,499.78 and 3,008.66 units outstanding at December 31, 2012 and December 31, 2011, respectively)	3,040,653	3,898,734
Class B (0 and 427.01 units outstanding at December 31, 2012 and December 31, 2011, respectively)	—	469,305
Legacy 1 Class (1,025.00 units outstanding at both December 31, 2012 and December 31, 2011)	897,998	935,031
Legacy 2 Class (1,000.00 units outstanding at both December 31, 2012 and December 31, 2011)	864,602	903,063
Global 1 Class (1,372.89 units outstanding at both December 31, 2012 and December 31, 2011)	1,160,812	1,200,376
Global 2 Class (1,974.70 units outstanding at both December 31, 2012 and December 31, 2011)	1,649,835	1,710,523
Global 3 Class (0 and 500.00 units outstanding at December 31, 2012 and December 31, 2011, respectively)	—	411,298
Limited Partners
Class A (25,707.33 and 32,119.81 units outstanding at December 31, 2012 and December 31, 2011 respectively)	31,269,640	41,622,105
Class B (322,257.31 and 419,169.11 units outstanding at December 31, 2012 and December 31, 2011 respectively)	330,303,791	460,685,410
Legacy 1 Class (4,395.66 and 5,210.84 units outstanding at December 31, 2012 and December 31, 2011 respectively)	3,851,016	4,753,458
Legacy 2 Class (12,793.52 and 16,534.92 units outstanding at December 31, 2012 and December 31, 2011 respectively)	11,061,307	14,932,071
Global 1 Class (12,449.60 and 14,017.11 units outstanding at December 31, 2012 and December 31, 2011 respectively)	10,526,414	12,255,712
Global 2 Class (27,930.65 and 30,586.54 units outstanding at December 31, 2012 and December 31, 2011 respectively)	23,335,702	26,494,677
Global 3 Class (280,522.12 and 277,864.25 units outstanding at December 31, 2012 and December 31, 2011 respectively)	218,778,280	228,570,428
Total partners’ capital (net asset value)	636,740,050	798,842,191
Total liabilities and partners’ capital (net asset value)	$660,873,332	$838,789,473

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2012

Futures, Forwards, and Options on Futures and Forward Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(804,167)	(0.13)%	$958,379	0.15%	$154,212	0.02%
Currencies	$484,754	0.07%	$2,401,456	0.38%	$2,886,210	0.45%
Energy	$202,322	0.03%	$87,791	0.02%	$290,113	0.05%
Interest rates	$(288,575)	(0.05)%	$(585,295)	(0.09)%	$(873,870)	(0.14)%
Meats	$(45,249)	(0.01)%	$(16,937)	(0.00)%	$(62,186)	(0.01)%
Metals	$(131,884)	(0.02)%	$(103,513)	(0.02)%	$(235,397)	(0.04)%
Soft commodities	$(53,248)	(0.01)%	$457,114	0.07%	$403,866	0.06%
Stock indices and single stock futures	$(32,573)	(0.01)%	$(341,224)	(0.05)%	$(373,797)	(0.06)%
Total U.S. Futures Positions	$(668,620)		$2,857,771		$2,189,151

Foreign Futures Positions:
Agriculturals	$938	0.00%	$8,031	0.00%	$8,969	0.00%
Energy	$266,288	0.04%	$71,740	0.01%	$338,028	0.05%
Interest rates	$1,449,503	0.23%	$3,028	0.00%	$1,452,531	0.23%
Metals	$367,534	0.06%	$(2,657,731)	(0.42)%	$(2,290,197)	(0.36)%
Soft commodities	$(709)	(0.00)%	$8,911	0.00%	$8,202	0.00%
Stock indices	$1,242,638	0.19%	$(723,586)	(0.11)%	$519,052	0.08%
Total Foreign Futures Positions	$3,326,192		$(3,289,607)		$36,585
Total Futures Contracts	$2,657,572	0.42%	$(431,836)	(0.07)%	$2,225,736	0.35%

Forward Contracts *
Currencies	$804,604	0.13%	$640,241	0.10%	$1,444,845	0.23%

Options on Forward Contracts *
Currencies	$10,638	0.00%	$—	(0.00)%	$10,638	0.00%

Total Futures, Forward and Options on Futures and Forward Contracts	$3,472,814	0.55%	$208,405	0.03%	$3,681,219	0.58%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2012

Securities owned

U.S. Commercial paper

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$10,000,000	3/14/2013	Dell Inc., 0.3%	$9,994,400	1.57%
$8,700,000	3/4/2013	Coca-Cola Bottling Co. Consolidated, 0.2%	8,696,404	1.37%
$7,100,000	3/25/2013-4/09/2013	Other, 0.4-0.6% **	7,091,265	1.11%
	Total U.S. Commercial paper (cost of $25,763,509)		$25,782,069	4.05%

**  No individual position constituted greater than 1 percent of partners’ capital (net asset value).

U.S. Government-sponsored enterprises

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$207,700,000	9/23/2013-12/15/2014	Federal Farm Credit Banks, 0.2-0.4%	$207,717,382	32.62%
$46,500,000	3/6/2013-7/22/2013	Federal Home Loan Banks, 0.2-0.3%	46,514,106	7.31%
$12,000,000	1/9/2015	Federal Agricultural Mortgage Corporation, 0.9%	12,051,027	1.89%
	Total U.S. Government-sponsored enterprises (cost of $266,171,482)		$266,282,515	41.82%

Corporate Bonds

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)

$53,066,000	9/15/2013-12/1/2014	Corporate Bonds, 0.7-1.5% (cost of $56,488,948)	$56,629,696	8.89%

U.S. Government securities

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)

$10,000,000	10/17/2013	U.S. Treasury Bill, 0.2% (cost of $9,981,800)	$9,985,550	1.57%

		Percent of Partners’ Capital
	Fair Value	(net asset value)
Total securities owned	$358,679,830	56.33%

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2011

Futures, Forwards, and Options on Futures and Forward Contracts

	Expiration	No. of Contracts		Unrealized gain/(loss) on open long	Percent of Partners’ Capital (Net Asset	Unrealized gain/(loss) on open short	Percent of Partners’ Capital (Net Asset	Net unrealized gain/(loss) on open	Percent of Partners’ Capital (Net Asset
	Dates	Long	Short	contracts	Value)	contracts	Value)	contracts	Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals				$585,674	0.07%	$(1,895,802)	(0.24)%	$(1,310,128)	(0.17)%
Currencies				$1,033,683	0.13%	$1,954,273	0.24%	$2,987,956	0.37%
Energy				$(66,017)	(0.01)%	$2,482,748	0.31%	$2,416,731	0.30%
Interest rates				$1,516,424	0.19%	$(762,104)	(0.10)%	$754,320	0.09%
Meats				$(77,043)	(0.01)%	$(19,996)	(0.00)%	$(97,039)	(0.01)%
Metals				$(556,221)	(0.07)%	$272,588	0.03%	$(283,633)	(0.04)%
Soft commodities				$(23,739)	(0.00)%	$654,538	0.08%	$630,799	0.08%
Stock indices and single stock futures				$362,188	0.05%	$(32,147)	(0.00)%	$330,041	0.04%
Total U.S. Futures Positions				$2,774,949		$2,654,098		$5,429,047

Foreign Futures Positions:
Agriculturals				$49,468	0.01%	$(2,768)	(0.00)%	$46,700	0.01%
Energy				$(43,296)	(0.00)%	190,332	0.02%	$147,036	0.02%
Interest rates				$3,769,880	0.47%	$(167,601)	(0.02)%	$3,602,279	0.45%
Metals
	1/18/2012-
Copper.	3/20/2013	464	499	$(11,127,466)	(1.39)%	$8,698,821	1.09%	$(2,428,645)	(0.30)%
	1/18/2012-
Aluminum	3/20/2013	2,355	2,624	$(21,274,187)	(2.66)%	$19,699,975	2.46%	$(1,574,212)	(0.20)%
Other Metals				$(753,673)	(0.09)%	$743,163	0.09%	$(10,510)	(0.00)%
Soft commodities				$(29,165)	(0.00)%	$70,401	0.01%	$41,236	0.01%
Stock indices				$212,226	0.03%	$101,920	0.01%	$314,146	0.04%
Total Foreign Futures Positions				$(29,196,213)		$29,334,243		$138,030
Total Futures Contracts				$(26,421,264)	(3.31)%	$31,988,341	4.00%	$5,567,077	0.69%

Forward Contracts *
Currencies				$147,817	0.02%	$2,314,511	0.29%	$2,462,328	0.31%

Options on Futures Contracts *
U.S. stock indices				$3,271	0.00%	$(7,553)	(0.00)%	$(4,282)	(0.00)%
Total Futures, Forward and Options on Futures and Forward Contracts				$(26,270,176)	(3.29)%	$34,295,299	4.29%	$8,025,123	1.00%

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

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Net trading gains (losses)
Net gain (loss) from futures and forward trading
Realized	$26,546,796	$(24,697,561)	$86,593,970
Change in unrealized	(4,280,691)	(27,921,376)	21,946,823
Commissions	(11,085,086)	(13,137,050)	(12,554,218)
Net gains (losses) from futures and forward trading	11,181,019	(65,755,987)	95,986,575
Net gain (loss) from equities, equity options and exchange-traded funds
Realized	—	408,727	—
Commissions	—	(68,873)	—
Net gains (losses) from equities, equity options and exchange-traded funds	—	339,854	—
Total trading gains (losses)	11,181,019	(65,416,133)	95,986,575
Net investment income (loss)
Income
Dividend income	—	72,393	—
Interest income	1,831,201	3,066,778	4,324,858
Total income	1,831,201	3,139,171	4,324,858
Expenses from operations
Dividend expense	—	159,212	—
Brokerage commission	42,054,211	52,485,965	51,091,552
Incentive fees	8,917,234	5,770,762	14,273,739
Organizational and offering costs	2,135,464	2,567,526	2,381,437
Operating expenses, (net of recovery on loss, for 2012 $0, 2011 $5,000,000, 2010 $0, See Note 8)	1,847,514	2,237,117	2,042,370
Total expenses	54,954,423	63,220,582	69,789,098
Net investment loss	$(53,123,222)	$(60,081,411)	$(65,464,240)
Net income (loss)	$(41,942,203)	$(125,497,544)	$30,522,335

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(79.47)	$(192.82)	$63.46
General Partner & Limited Partner Class B Units	$(74.07)	$(171.82)	$46.51
General Partner & Limited Partner Legacy 1 Class Units	$(36.13)	$(112.69)	$58.80
General Partner & Limited Partner Legacy 2 Class Units	$(38.46)	$(116.73)	$55.25
General Partner & Limited Partner Global 1 Class Units	$(28.82)	$(110.04)	$27.56
General Partner & Limited Partner Global 2 Class Units	$(30.73)	$(111.79)	$24.41
General Partner & Limited Partner Global 3 Class Units	$(42.70)	$(123.42)	$6.38

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2012, 2011 and 2010

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of		Number of		Number of		Number of		Number of		Number of		Number of		Number of
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Partners’ capital, December 31, 2009	3,008.66	$4,287,922	48,356.59	$68,917,549	427.01	$522,813	570,593.04	$698,607,417	1,025.00	$990,276	3,851.25	$3,720,780	1,000.00	$964,540	3,122.95	$3,012,215
Contributions	—	—	—	—	—	—	—	—	—	—	2,638.44	2,474,508	—	—	3,507.78	3,296,617
Redemptions	—	—	(7,994.05)	(10,932,503)	—	—	(72,108.33)	(84,911,592)	—	—	(581.69)	(561,445)	—	—	(269.67)	(266,846)
Net income (loss)	—	190,950	—	2,101,155	—	19,859	—	19,808,523	—	60,266	—	421,377	—	55,253	—	444,981
Partners’ capital, December 31, 2010	3,008.66	4,478,872	40,362.54	60,086,201	427.01	542,672	498,484.71	633,504,348	1,025.00	1,050,542	5,908.00	6,055,220	1,000.00	1,019,793	6,361.06	6,486,967
Contributions	—	—	—	—	—	—	—	—	—	—	717.20	720,924	—	—	11,940.41	11,708,655
Redemptions	—	—	(8,242.73)	(11,178,065)	—	—	(79,315.60)	(92,951,924)	—	—	(1,414.36)	(1,398,274)	—	—	(1,766.55)	(1,641,857)
Net income (loss)	—	(580,138)	—	(7,286,031)	—	(73,367)	—	(79,867,014)	—	(115,511)	—	(624,412)	—	(116,730)	—	(1,621,694)
Partners’ capital, December 31, 2011	3,008.66	3,898,734	32,119.81	41,622,105	427.01	469,305	419,169.11	460,685,410	1,025.00	935,031	5,210.84	4,753,458	1,000.00	903,063	16,534.92	14,932,071
Contributions	—	—	—	—	—	—	—	—			369.93	349,150			1,127.13	1,014,958
Redemptions	(508.88)	(650,000)	(6,412.48)	(8,223,133)	(427.01)	(461,824)	(96,911.80)	(105,075,179)			(1,185.11)	(1,057,043)			(4,868.53)	(4,379,910)
Net income (loss)	—	(208,081)	—	(2,129,332)	—	(7,481)	—	(25,306,440)	—	(37,033)	—	(194,549)	—	(38,461)	—	(505,812)
Partners’ capital, December 31, 2012	2,499.78	$3,040,653	25,707.33	$31,269,640	—	$—	322,257.31	$330,303,791	1,025.00	$897,998	4,395.66	$3,851,016	1,000.00	$864,602	12,793.52	$11,061,307

Net asset value per unit at December 31, 2010		$1,488.66				$1,270.86				$1,024.92				$1,019.79

Net asset value per unit at December 31, 2011		$1,295.84				$1,099.04				$912.23				$903.06

Net asset value per unit at December 31, 2012		$1,216.37				$1,024.97				$876.10				$864.60

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2012, 2011 and 2010 (continued)

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of		Number of		Number of		Number of		Number of		Number of		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Amount

Partners’ capital, December 31, 2009	1,044.66	$999,554	3,358.60	$3,213,581	708.97	$676,076	7,333.83	$6,993,517	500.00	$469,821	40,328.60	$37,894,437	$831,270,498
Contributions	—	—	7,451.07	6,873,217	472.09	435,000	12,167.82	11,189,495	—	—	120,956.30	108,514,458	132,783,295
Redemptions	—	—	(676.29)	(626,330)	—	—	(870.25)	(808,314)	—	—	(5,014.17)	(4,556,328)	(102,663,358)
Net income (loss)	—	28,784	—	514,580	—	44,022	—	847,074	—	3,188	—	5,982,323	30,522,335
Partners’ capital, December 31, 2010	1,044.66	1,028,338	10,133.38	9,975,048	1,181.06	1,155,098	18,631.40	18,221,772	500.00	473,009	156,270.73	147,834,890	891,912,770
Contributions	328.23	300,000	6,323.04	6,017,541	793.64	749,000	15,726.10	14,686,484	—	—	150,909.69	136,304,429	170,487,033
Redemptions	—	—	(2,439.31)	(2,235,243)	—	—	(3,770.96)	(3,443,558)	—	—	(29,316.17)	(25,211,147)	(138,060,068)
Net income (loss)	—	(127,962)	—	(1,501,634)	—	(193,575)	—	(2,970,021)	—	(61,711)	—	(30,357,744)	(125,497,544)
Partners’ capital, December 31, 2011	1,372.89	1,200,376	14,017.11	12,255,712	1,974.70	1,710,523	30,586.54	26,494,677	500.00	411,298	277,864.25	228,570,428	798,842,191
Contributions	—	—	3,970.66	3,520,351	—	—	4,988.20	4,373,822	—	—	44,315.45	36,332,945	45,591,226
Redemptions	—	—	(5,538.17)	(4,882,572)	—	—	(7,644.09)	(6,623,424)	(500.00)	(406,616)	(41,657.58)	(33,991,463)	(165,751,164)
Net income (loss)	—	(39,564)	—	(367,077)	—	(60,688)	—	(909,373)	—	(4,682)	—	(12,133,630)	(41,942,203)
Partners’ capital, December 31, 2012	1,372.89	$1,160,812	12,449.60	$10,526,414	1,974.70	$1,649,835	27,930.65	$23,335,702	—	$—	280,522.12	$218,778,280	$636,740,050

Net asset value per unit at
December 31, 2010		$984.38				$978.01				$946.02

Net asset value per unit at
December 31, 2011		$874.34				$866.22				$822.60

Net asset value per unit at
December 31, 2012		$845.52				$835.49				$779.90

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

There were no assets allocated to GP 6, GP 11 or GP 18 as of December 31, 2012.

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

The Partnership’s significant accounting policies are as follows:

Pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), audited consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) as established by the Financial Accounting Standards Board (“FASB”) to ensure consistent reporting of financial condition and results of operations.

Consolidation: The Partnership is the sole member of each of the Trading Companies. The Trading Companies, in turn, are the only members of GP Cash Management, LLC. The Partnership presents consolidated financial statements, which include the accounts of the Trading Companies and GP Cash Management, LLC. All material inter-company accounts and transactions are eliminated in consolidation.

Use of estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents: Cash and cash equivalents may include cash, overnight investments, commercial paper, U.S. treasury bills and short-term investments in interest-bearing demand deposits with banks and cash managers with original maturities of three months or less at the date of acquisition.

Valuation of investments: All investments are used for trading purposes and recorded at their estimated fair value, as described in Note 2.

Investment transactions, investment income and expenses:  Futures contracts, forward contracts, options on futures and forward contracts, investments in equity securities, exchange-traded funds and equity options are recorded on a trade date basis and realized gains or losses are recognized when contracts/positions are liquidated. Unrealized gains or losses on open contracts/positions (the difference between contract trade price and market price) or securities are reported in the consolidated statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with FASB ASC 210-20, Balance Sheet, Offsetting. Any change in net unrealized gain or loss from the preceding period is reported in the consolidated statement of operations. Interest

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

income and expense is recognized under the accrual basis. Dividend income and expense is recognized on the ex-dividend date.

Commissions: Commissions and other trading fees are reflected separately in the consolidated statement of operations.

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

The Partnership follows the provisions of ASC 740, Income Taxes.  FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year.   For the year ended December 31, 2012, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability.  The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2009.

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At December 31, 2012 and 2011, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the years ended December 31, 2012, 2011 and 2010, substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

Recently adopted accounting pronouncements: In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). This ASU represented the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Boards concluded the common requirements resulted in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Codification in this ASU were to be applied prospectively. For public entities, the amendments were effective during interim and annual periods beginning after December 15, 2011. Early application by public entities was not permitted. The Partnership adopted ASU 2011-04 as of January 1, 2012 and the adoption did not have a material impact on its consolidated financial statements.

Recently issued accounting pronouncements:  In December 2011, the FASB issued ASU 2011-11-Balance Sheet (Topic 210) containing new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  Management is currently assessing the impact on its future consolidated financial statements.

Note 2. Fair Value Measurements

As described in Note 1, the Partnership follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The Partnership utilizes valuation techniques to maximize the use of observable inputs and minimize the use of unobservable inputs.  Assets and liabilities recorded at fair value are categorized within the fair value hierarchy based upon the level of judgment associated with the inputs used to measure their value.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy are described below:

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Level 3. Inputs that are unobservable for the asset or liability. The Partnership does not have any assets classified as Level 3.

The following section describes the valuation techniques used by the Partnership to measure different financial instruments at fair value and includes the level within the fair value hierarchy in which the financial instrument is categorized.

Fair value of exchange-traded futures contracts and options on futures contracts are based upon exchange settlement prices. U.S. Government securities, U.S. Government-sponsored enterprise securities and commercial paper are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market. These financial instruments are classified in Level 1 of the fair value hierarchy.

The Partnership values bank deposits, which consist of certificates of deposit, at face value plus accrued interest, which approximates fair value based on prevailing interest rates, and these financial instruments are classified in Level 2 of the fair value hierarchy. The Partnership values forward contracts and options on forward contracts based on third-party quoted dealer values on the Interbank market, and forward contracts and options on forward contracts are classified in Level 2. The Partnership values corporate bonds at cost plus accrued interest, which approximates fair value. Corporate bonds purchased are of a high credit quality and have observable market price quotations. The fair value of corporate bonds is evaluated considering market price quotations of the issuer.  Corporate bonds are classified in Level 2 of the fair value hierarchy. The Partnership believes that the carrying amounts of other assets and liabilities approximate the fair values of such items due to their short maturity or comparable interest rates and are classified as Level 1 of the fair value hierarchy.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. and foreign futures contracts	$2,225,736	$—	$—	$2,225,736
Forward contracts	—	1,444,845	—	1,444,845
Options on forward contracts	—	10,638	—	10,638
Cash and cash equivalents
Bank deposits	—	17,348,124	—	17,348,124
U.S. Commercial paper	183,847,222		—	183,847,222
Securities owned
U.S. Commercial paper	25,782,069	—	—	25,782,069
U.S. Government-sponsored enterprises	266,282,515	—	—	266,282,515
Corporate bonds	—	56,629,696	—	56,629,696
U.S. Government securities	9,985,550	—	—	9,985,550
Total	$488,123,092	$75,433,303	$—	$563,556,395

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no significant transfers among levels 1, 2 and 3 during the years ended December 31, 2012 and 2011.

Note 3. Deposits with Brokers

The Partnership, through the Trading Companies, deposits assets with clearing brokers subject to CFTC regulations and various exchange and broker requirements. Margin requirements may be satisfied by the deposit of U.S. Treasury bills, Government-sponsored enterprise securities and/or cash with such clearing brokers. The Partnership earns interest income on its assets deposited with the clearing brokers.

Note 4. Commodity Trading Advisors

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors. Each Trading Company has entered into an advisory contract with its own Advisor. The commodity trading advisors are Alder Capital Limited, Amplitude Capital International Limited, Denali Asset Management, LLLP, EMC Capital Management, Inc., Eckhardt Trading Co., Lynx Asset Management AB, Quantitative Investment Management LLC, Rabar Market Research, Inc., Sunrise Capital Partners, LLC, Transtrend B.V., and Winton Capital Management Limited (collectively, the “Advisors”).  On October 31, 2012, Global Advisors Jersey Limited and Welton Investment Corporation were terminated as trading advisors for the Partnership and their assets were reallocated to Lynx Asset

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Management AB. The Advisors are paid a consulting fee, either monthly or quarterly, ranging from 0 percent to 2 percent per annum of the Partnership’s month-end allocated net assets and a quarterly incentive fee ranging from 20 percent to 26 percent of the new trading profits on the allocated net assets of the Advisor.

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

Included in the total brokerage commission are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage commission line on the consolidated statements of operations. The brokerage commission in the amount of $42,054,211, $52,485,965 and $51,091,552 for the years ended December 31, 2012, 2011 and 2010, respectively, is shown on the consolidated statements of operations.

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership.  The organization and offering costs in the amounts of $2,135,464, $2,567,526 and $2,381,437 for the years ended December 31, 2012, 2011 and 2010, respectively, are shown on the consolidated statement of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year.  The operating expenses in the amounts of $1,847,514, $2,237,117 and $2,042,370 for the years ended December 31, 2012, 2011 and 2010, respectively, are shown on the consolidated statement of operations.

Note 6. Subscriptions, Redemptions and Allocation of Net Income or Loss

Subscriptions received in advance, if any, represent cash received prior to December 31 for contributions of the subsequent month and do not participate in earnings of the Partnership until the following January.

In accordance with the Third Amended and Restated Limited Partnership Agreement, net income or loss of the Partnership is allocated to partners according to their respective interests in the Partnership as of the beginning of the month.

Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class Limited Partners have the right to redeem units as of any month-end upon ten (10) days’ prior written notice to the Partnership. The General Partner, however, may permit earlier redemptions in its discretion. Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class Limited Partners are prohibited from redeeming such units for the three months following the subscription for units. Global 3 Class Limited Partners who redeem their units after the three-month lock-up, but prior to the one-year anniversary of their subscriptions for the redeemed units, will pay the applicable early redemption fee. There are no redemption fees applicable to Legacy 1 Class, Legacy 2 Class, Global 1 Class and Global 2 Class Limited Partners or to Global 3 Class Limited Partners who redeem their units on or after the one-year anniversary of their subscription. Redemptions will be made as of the last day of the month for an amount equal to the net asset value per unit, as defined, represented by the units to be redeemed. The right to obtain redemption is also contingent upon the Partnership’s having property sufficient to discharge its liabilities on the redemption date and may be delayed if the General Partner determines that earlier liquidation of commodity interest positions to meet redemption payments would be detrimental to the Partnership or nonredeeming Limited Partners.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

misrepresentation in connection with its subscription for the units, or (iii) the redemption is necessary to avoid a violation of law by the Partnership or any Partner.

Note 7. Financial Highlights

The following financial highlights reflect activity related to the Partnership. Total return is based on the change in value during the period of a theoretical investment made by a limited partner at the beginning of each calendar month during the period and is not annualized. Individual limited partners’ ratios may vary from these ratios based on various factors, including but not limited to the timing of capital transactions.

	2012	2011	2010

Total return — Class A Units	(6.13)%	(12.95)%	4.45%
Total return — Class B Units	(6.74)%	(13.52)%	3.80%
Total return — Legacy 1 Class Units	(3.96)%	(11.00)%	6.09%
Total return — Legacy 2 Class Units	(4.26)%	(11.45)%	5.73%
Total return — Global 1 Class Units	(3.30)%	(11.18)%	2.88%
Total return — Global 2 Class Units	(3.55)%	(11.43)%	2.56%
Total return — Global 3 Class Units	(5.19)%	(13.05)%	0.68%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees	6.34%	6.54%	6.75%
Incentive fees	1.23%	0.66%	1.73%
Total expenses	7.57%	7.20%	8.48%
Net investment loss (1)	(6.09)%	(6.18)%	(6.22)%

(1) Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the limited partners for the years ended December 31, 2012, 2011 and 2010.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The following per unit performance calculations reflect activity related to the Partnership.

			Legacy 1 Class	Legacy 2 Class	Global 1 Class	Global 2 Class	Global 3 Class
	Class A Units	Class B Units	Units	Units	Units	Units	Units
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at December 31, 2009	$1,425.20	$1,224.35	$966.12	$964.54	$956.82	$953.60	$939.64
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	166.28	142.15	118.37	119.78	79.95	78.92	79.73
Expenses net of interest income*	(102.82)	(95.64)	(59.57)	(64.53)	(52.39)	(54.51)	(73.35)
Total income (loss) from operations	63.46	46.51	58.80	55.25	27.56	24.41	6.38
Net asset value per unit at December 31, 2010	1,488.66	1,270.86	1,024.92	1,019.79	984.38	978.01	946.02
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	(98.42)	(83.83)	(69.44)	(67.60)	(72.09)	(71.64)	(68.20)
Expenses net of interest income*	(94.40)	(87.99)	(43.25)	(49.13)	(37.95)	(40.15)	(55.22)
Total income (loss) from operations	(192.82)	(171.82)	(112.69)	(116.73)	(110.04)	(111.79)	(123.42)
Net asset value per unit at December 31, 2011	1,295.84	1,099.04	912.23	903.06	874.34	866.22	822.60
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	16.23	14.22	10.83	11.37	11.36	11.07	10.63
Expenses net of interest income*	(95.70)	(88.29)	(46.96)	(49.83)	(40.18)	(41.80)	(53.33)
Total income (loss) from operations	(79.47)	(74.07)	(36.13)	(38.46)	(28.82)	(30.73)	(42.70)
Net asset value per unit at December 31, 2012	$1,216.37	$1,024.97	$876.10	$864.60	$845.52	$835.49	$779.90

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

The amount of required margin and good faith deposits with the FCMs and interbank market makers usually ranges from 5% to 35% of the Partnership’s net asset value. The fair value of securities held to satisfy such requirements at December 31, 2012 and December 31, 2011 was $0 and $66,744,630, respectively, which was 0% and 8.4% of the net asset value, respectively. The cash deposited with the FCMs and interbank market makers at December 31, 2012 and December 31, 2011 was $94,093,764 and $27,781,186, respectively, which was 14.8% and 3.5% of the net asset value, respectively.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

On October 31, 2011, the Securities Investor Protection Corporation (“SIPC”) initiated bankruptcy proceedings and the liquidation of MF Global Holdings Ltd., the parent of MF Global Inc. (“MF Global”), one of the clearing brokers of the Partnership at that time.

To mitigate the concerns of the limited partners of the Partnership, and due to the inherent uncertainty in the timing and results of the liquidation process from the bankruptcy proceedings, on December 16, 2011, the General Partner agreed to purchase from the Partnership all of its rights to or interest in any and all property, claims, foreign secured accounts (and value thereof) and customer segregated accounts (and value thereof) held by the MF Global bankruptcy trustee as of that date (“MF Global Claim”) under the terms of a Transfer of Claim Agreement, as amended.  The total MF Global Claim of approximately $12.4 million was purchased by the General Partner for approximately $7.4 million, which represented the General Partner’s estimate of the net realizable value of the MF Global Claim on December 16, 2011.  The General Partner’s estimate of the value of the MF Global Claim was based on bids to purchase the MF Global Claim which were received from independent third parties.    A copy of the Transfer of Claim Agreement was filed as an exhibit to a Current Report of Form 8-K filed with the Securities and Exchange Commission on December 19, 2011.

In addition to purchasing the MF Global Claim, the General Partner elected to make an additional payment to Grant Park of approximately $5 million in order to protect the General Partner’s reputation as general partner and sponsor of the Partnership and the goodwill the General Partner has established over 23 years in such business.  This payment was recorded by the Partnership as a recovery of a loss on bad debts, which offset the loss realized by the Partnership on the MF Global Claim on the date of the sale to the General Partner.  The realized loss of $5 million from the sale of the MF Global Claim and the resulting recovery of $5 million from the payment made by the General Partner are reflected in the operating expenses line on the consolidated statements of operations for the year ended December 31, 2011 and have no effect on the net income (loss) of the Partnership for 2011.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

be made against the Partnership that have not yet occurred.  The Partnership expects the risk of any future obligation under these indemnifications to be remote.

Note 10. Derivative Instruments

The Partnership follows the provisions of FASB ASC 815, Derivatives and Hedging. FASB ASC 815 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. FASB ASC 815 applies to all derivative instruments within the scope of FASB ASC 815-10-05. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under FASB ASC 815-10-05. FASB ASC 815 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in FASB ASC 815-10-05 and generally increases the level of disaggregation that will be required in an entity’s financial statements. FASB ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements (see Trading Activities and Related Risks, Note 8).

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

In addition to market risk, in entering into commodity interest contracts there is a credit risk that a counter party will not be able to meet its obligations to the Partnership. In general, clearing organizations are backed by the corporate members of the clearing organization who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases in which the clearing organization is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

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

The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05. The monthly average futures contracts, forward contracts, options on futures contracts and equity options bought and sold was approximately 7,877 and 7,189 for the years ended December 31, 2012 and 2011, respectively. The following tables summarize the quantitative information required by FASB ASC 815:

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Fair Values of Derivative Instruments at December 31, 2012 and 2011

	Asset	Liability
	Derivatives*	Derivatives*
	12/31/2012	12/31/2012	Fair Value
Agricultural contracts	$1,010,073	$(846,892)	$163,181
Currencies contracts	12,045,469	(7,703,776)	4,341,693
Energy contracts	1,028,505	(400,364)	628,141
Interest rates contracts	2,816,093	(2,237,432)	578,661
Meats contracts	11,264	(73,450)	(62,186)
Metals contracts	4,252,379	(6,777,973)	(2,525,594)
Soft commodities contracts	745,230	(333,162)	412,068
Stock indices contracts	2,679,422	(2,534,167)	145,255

	$24,588,435	$(20,907,216)	$3,681,219

* The fair values of all asset and liability derivatives, including agriculturals, currencies, energy, interest rates, meats, metals, soft commodities and stock indices contracts, are included in unrealized gain (loss) on open contracts within equity in broker trading accounts in the consolidated statement of financial condition.

	Asset	Liability
	Derivatives*	Derivatives*
	12/31/2011	12/31/2011	Fair Value
Agricultural contracts	$745,901	$(2,009,329)	$(1,263,428)
Currencies contracts	7,718,062	(2,267,778)	5,450,284
Energy contracts	3,542,499	(978,732)	2,563,767
Interest rates contracts	5,746,860	(1,390,261)	4,356,599
Meats contracts	109,127	(206,166)	(97,039)
Metals contracts	33,643,473	(37,940,473)	(4,297,000)
Soft commodities contracts	1,114,674	(442,639)	672,035
Stock indices contracts	1,071,101	(431,196)	639,905

	$53,691,697	$(45,666,574)	$8,025,123

* The fair values of all asset and liability derivatives, including agriculturals, currencies, energy, interest rates, meats, metals, soft commodities and stock indices contracts, are included in unrealized gain (loss) on open contracts within equity in broker trading accounts in the consolidated statement of financial condition.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Years Ended December 31, 2012, 2011 and 2010

	Years Ended December 31,
Type of Contract	2012*	2011*	2010*

Agriculturals contracts	$(3,869,332)	$(18,592,666)	$17,978,928
Currencies contracts	(4,935,784)	(36,493,518)	25,579,604
Energy contracts	(3,960,783)	(3,355,109)	(21,311,972)
Interest rates contracts	14,926,969	65,198,011	63,389,648
Meats contracts	(1,467,087)	(4,235,895)	161,046
Metals contracts	(12,997,845)	(4,570,962)	20,714,739
Soft commodities contracts	354,779	(3,246,199)	17,611,921
Stock indices contracts and equity options contracts	34,215,188	(43,401,503)	(15,583,121)

	$22,266,105	$(48,697,841)	$108,540,793

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

Line Item in Consolidated Statement of	For years ended December 31,
Operations	2012*	2011*	2010*

Net gain (loss) from futures and forward trading
Realized	$26,546,796	$(24,697,561)	$86,593,970
Change in unrealized	(4,280,691)	(27,921,376)	21,946,823
Total realized and changed in unrealized net gain (loss) from futures and forward trading	22,266,105	(52,618,937)	108,540,793
Net gain (loss) from equity options
Realized	—	3,921,096	—
Change in unrealized	—	—	—
Total realized and changed in unrealized net gain (loss) from equity options trading	—	3,921,096	—
Total realized and changed in unrealized net gain (loss) from futures, forward and equity options trading	$22,266,105	$(48,697,841)	$108,540,793

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure. Subsequent to December 31, 2012, there were contributions and redemptions totaling approximately $6,350,000 and $11,343,000, respectively.

Effective February 1, 2013, through its respective trading company, Quantica Capital AG was allocated a portion of the Partnership’s net assets to manage.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: February 25, 2013	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David M. Kavanagh and Maureen O’Rourke, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in- fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2013.

Signature	Title

/s/ David M. Kavanagh	President (Principal Executive Officer)
David M. Kavanagh

/s/ Maureen O’Rourke	Chief Financial Officer (Principal
Maureen O’Rourke	Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(1)	Third Amended and Restated Limited Partnership Agreement of the Registrant.

3.2(2)	Certificate of Limited Partnership of the Registrant.

10.1(3)	Form of Advisory Contract among the Registrant, Dearborn Capital Management, L.L.C., the trading advisor and the trading company

10.2(4)	Subscription Agreement and Power of Attorney.

10.3(5)	Request for Redemption Form.

10.4(3)	Operating Agreement of GP Cash Management, LLC.

10.5(3)	Form of LLC operating agreement governing each Trading Company.

10.6(6)	Transfer of Claim Agreement dated December 16, 2011.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(1)	Included as Appendix A to the prospectus which is part of the Registrant’s Registration Statement on Form S-1/A (File No. 333-179641) and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-153862) and incorporated herein by reference.
(4)	Included as Appendix B to the prospectus which is part of the Registrant’s Registration Statement on Form S-1/A (File No. 333-179641).
(5)	Included as Appendix D to the prospectus which is part of the Registrant’s Registration Statement on Form S-1/A (File No. 333-179641).
(6)	Filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on December 19, 2011 (File No. 000-50316) and incorporated herein by reference.
(7)

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.1 shall not be deemed to be “filed” for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.