Form 10-Q
period 2013-03-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2013-05-15
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  March 31, 2013

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

QUARTER ENDED MARCH 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Equity in brokers’ trading accounts:
Cash	$88,482,247	$94,093,764
Unrealized gain (loss) on open contracts, net	4,428,390	3,681,219
Total equity in brokers’ trading accounts	92,910,637	97,774,983
Cash and cash equivalents	193,343,365	204,384,040
Securities owned, at fair value (cost $339,021,137 and $358,405,739, respectively)	339,268,358	358,679,830
Interest receivable	42,483	34,479
Total assets	$625,564,843	$660,873,332
Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Brokerage commission payable	$3,565,080	$3,785,102
Accrued incentive fees	318,449	—
Organization and offering costs payable	149,948	158,430
Accrued operating expenses	129,626	136,985
Pending limited partner additions	3,134,376	3,226,078
Redemptions payable to limited partners	14,647,094	16,826,687
Total liabilities	21,944,573	24,133,282
Partners’ Capital (Net Asset Value)
General Partner
Class A (2,499.78 units outstanding at both March 31, 2013 and December 31, 2012)	3,033,711	3,040,653
Legacy 1 Class (1,025.00 units outstanding at both March 31, 2013 and December 31, 2012)	900,930	897,998
Legacy 2 Class (1,000.00 units outstanding at both March 31, 2013 and December 31, 2012)	866,965	864,602
Global 1 Class (1,372.89 units outstanding at both March 31, 2013 and December 31, 2012)	1,166,402	1,160,812
Global 2 Class (1,974.70 units outstanding at both March 31, 2013 and December 31, 2012)	1,656,746	1,649,835
Limited Partners
Class A (23,965.05 and 25,707.33 units outstanding at March 31, 2013 and December 31, 2012, respectively)	29,083,828	31,269,640
Class B (301,187.32 and 322,257.31 units outstanding at March 31, 2013 and December 31, 2012, respectively)	307,532,362	330,303,791
Legacy 1 Class (3,994.37 and 4,395.66 units outstanding at March 31, 2013 and December 31, 2012, respectively)	3,510,876	3,851,016
Legacy 2 Class (11,328.30 and 12,793.52 units outstanding at March 31, 2013 and December 31, 2012, respectively)	9,821,239	11,061,307
Global 1 Class (12,004.82 and 12,449.60 units outstanding at March 31, 2013 and December 31, 2012, respectively)	10,199,226	10,526,414
Global 2 Class (26,448.41 and 27,930.65 units outstanding at March 31, 2013 and December 31, 2012, respectively)	22,189,865	23,335,702
Global 3 Class (273,985.01 and 280,522.12 units outstanding at March 31, 2013 and December 31, 2012, respectively)	213,658,120	218,778,280
Total partners’ capital (net asset value)	603,620,270	636,740,050
Total liabilities and partners’ capital (net asset value)	$625,564,843	$660,873,332

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

March 31, 2013

(Unaudited)

Futures, Forwards, and Options on Futures and Forward Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(765,704)	(0.13)%	$697,536	0.12%	$(68,168)	(0.01)%
Currencies	$1,450,744	0.24%	$(1,809,018)	(0.30)%	$(358,274)	(0.06)%
Energy	$1,003,705	0.16%	$(197,198)	(0.03)%	$806,507	0.13%
Interest rates	$1,723,222	0.29%	$(408,138)	(0.07)%	$1,315,084	0.22%
Meats	$24,360	0.00%	$(114,484)	(0.01)%	$(90,124)	(0.01)%
Metals	$(35,310)	(0.01)%	$534,193	0.09%	$498,883	0.08%
Soft commodities	$383,654	0.06%	$930,385	0.16%	$1,314,039	0.22%
Stock indices and single stock futures	$1,660,670	0.27%	$64,078	0.01%	$1,724,748	0.28%
Total U.S. Futures Positions	$5,445,341		$(302,646)		$5,142,695

Foreign Futures Positions:
Agriculturals	$(21,301)	(0.00)%	$6,519	0.00%	$(14,782)	(0.00)%
Energy	$295,886	0.05%	$(125,059)	(0.02)%	$170,827	0.03%
Interest rates	$4,383,859	0.73%	$(374,723)	(0.07)%	$4,009,136	0.66%
Metals	$(7,673,873)	(1.27)%	$6,446,561	1.07%	$(1,227,312)	(0.20)%
Soft commodities	$(58,335)	(0.01)%	$(14,169)	(0.00)%	$(72,504)	(0.01)%
Stock indices	$(1,431,548)	(0.23)%	$17,287	0.00%	$(1,414,261)	(0.23)%
Total Foreign Futures Positions	$(4,505,312)		$5,956,416		$1,451,104
Total Futures Contracts	$940,029	0.15%	$5,653,770	0.94%	$6,593,799	1.09%

Forward Contracts *
Currencies	$(542,359)	(0.09)%	$82,700	0.01%	$(459,659)	(0.08)%

Options on Futures and Forward Contracts *
Currencies	$26,140	0.00%	$(890)	(0.00)%	$25,250	0.00%
Agriculturals	$—	(0.00)%	$(1,731,000)	(0.29)%	$(1,731,000)	(0.29)%
Total Options on Futures and Forward Contracts	$26,140	0.00%	$(1,731,890)	(0.29)%	$(1,705,750)	(0.28)%

Total Futures, Forward and
Options on Futures and
Forward Contracts	$423,810	0.07%	$4,004,580	0.66%	$4,428,390	0.73%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2013

(Unaudited)

Securities owned

U.S. Commercial paper

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$11,000,000	7/8/2013	JPMorgan Chase & Co., 0.3%	$10,992,514	1.82%
$8,000,000	4/30/2013	Archer Daniels Midland Company, 0.3%	7,998,067	1.33%
$21,100,000	4/9/2013-7/8/2013	Other, 0.2-0.5% **	21,087,009	3.49%
Total U.S. Commercial paper (cost of $40,053,389)			$40,077,590	6.64%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

U.S. Government-sponsored enterprises

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$207,700,000	9/23/2013-12/15/2014	Federal Farm Credit Banks, 0.2-0.4%	$207,742,117	34.42%
$21,000,000	7/22/2013	Federal Home Loan Banks, 0.2%	21,009,155	3.48%
Total U.S. Government-sponsored enterprises (cost of $228,672,502)			$228,751,272	37.90%

Corporate Bonds

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)

$66,492,000	9/15/2013-2/15/2015	Corporate Bonds, 0.6-1.5% (cost of $70,295,246)	$70,439,496	11.67%

				Percent of Partners’ Capital
			Fair Value	(net asset value)
Total securities owned			$339,268,358	56.21%

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2012

Futures, Forwards and Options on Futures and Forward Contracts

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

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures and forward trading
Realized	$8,506,968	$13,792,108
Change in unrealized	2,473,391	(7,640,108)
Commissions	(2,377,903)	(2,970,555)
Net gains (losses) from futures and forward trading	8,602,456	3,181,445
Net investment income (loss)
Income
Interest income	347,030	496,088
Expenses from operations
Brokerage commission	8,932,919	11,343,441
Incentive fees	318,449	1,862,811
Organizational and offering costs	458,556	571,843
Operating expenses	396,317	495,092
Total expenses	10,106,241	14,273,187
Net investment loss	$(9,759,211)	$(13,777,099)
Net loss	$(1,156,755)	$(10,595,654)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(2.78)	$(18.52)
General Partner & Limited Partner Class B Units	$(3.90)	$(17.52)
General Partner & Limited Partner Legacy 1 Class Units	$2.86	$(7.91)
General Partner & Limited Partner Legacy 2 Class Units	$2.37	$(8.36)
General Partner & Limited Partner Global 1 Class Units	$4.07	$(5.57)
General Partner & Limited Partner Global 2 Class Units	$3.50	$(6.08)
General Partner & Limited Partner Global 3 Class Units	$(0.08)	$(9.37)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Three Months Ended March 31, 2013

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of		Number of		Number of		Number of		Number of		Number of		Number of		Number of
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Partners’ capital, (net asset value)
December 31, 2012	2,499.78	$3,040,653	25,707.33	$31,269,640	—	$—	322,257.31	$330,303,791	1,025.00	$897,998	4,395.66	$3,851,016	1,000.00	$864,602	12,793.52	$11,061,307
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	167.25	145,000
Redemptions	—	—	(1,742.28)	(2,119,964)	—	—	(21,069.99)	(21,551,259)	—	—	(401.29)	(353,575)	—	—	(1,632.47)	(1,409,381)
Net income (loss)	—	(6,942)	—	(65,848)	—	—	—	(1,220,170)	—	2,932	—	13,435	—	2,363	—	24,313
Partners’ capital, (net asset value) March 31, 2013	2,499.78	$3,033,711	23,965.05	$29,083,828	—	$—	301,187.32	$307,532,362	1,025.00	$900,930	3,994.37	$3,510,876	1,000.00	$866,965	11,328.30	$9,821,239

Net asset value per unit at December 31, 2012		$1,216.37				$1,024.97				$876.10				$864.60

Net asset value per unit at March 31, 2013		$1,213.59				$1,021.07				$878.96				$866.97

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of		Number of		Number of		Number of		Number of		Number of		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Amount

Partners’ capital, (net asset value)
December 31, 2012	1,372.89	$1,160,812	12,449.60	$10,526,414	1,974.70	$1,649,835	27,930.65	$23,335,702	—	$—	280,522.12	$218,778,280	$636,740,050
Contributions	—	—	416.66	352,000	—	—	1,376.61	1,149,846	—	—	9,379.84	7,328,116	8,974,962
Redemptions	—	—	(861.44)	(731,631)	—	—	(2,858.85)	(2,376,848)	—	—	(15,916.95)	(12,395,329)	(40,937,987)
Net income (loss)	—	5,590	—	52,443	—	6,911	—	81,165	—	—	—	(52,947)	(1,156,755)
Partners’ capital, (net asset value) March 31, 2013	1,372.89	$1,166,402	12,004.82	$10,199,226	1,974.70	$1,656,746	26,448.41	$22,189,865	—	$—	273,985.01	$213,658,120	$603,620,270

Net asset value per unit at December 31, 2012		$845.52				$835.49				$779.90

Net asset value per unit at March 31, 2013		$849.59				$838.99				$779.82

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Three Months Ended March 31, 2012

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of		Number of		Number of		Number of		Number of		Number of		Number of		Number of
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Partners’ capital, (net asset value)
December 31, 2011	3,008.66	$3,898,734	32,119.81	$41,622,105	427.01	$469,305	419,169.11	$460,685,410	1,025.00	$935,031	5,210.84	$4,753,458	1,000.00	$903,063	16,534.92	$14,932,071
Contributions	—	—	—	—	—	—	—	—	—	—	40.15	36,650	—	—	604.88	548,158
Redemptions	(508.88)	(650,000)	(1,883.15)	(2,435,481)	(427.01)	(461,824)	(36,985.11)	(40,528,157)	—	—	(258.65)	(236,856)	—	—	(1,361.65)	(1,224,278)
Net income (loss)	—	(55,732)	—	(564,894)	—	(7,481)	—	(6,815,993)	—	(8,106)	—	(38,590)	—	(8,359)	—	(139,178)
Partners’ capital, (net asset value) March 31, 2012	2,499.78	$3,193,002	30,236.66	$38,621,730	—	$—	382,184.00	$413,341,260	1,025.00	$926,925	4,992.34	$4,514,662	1,000.00	$894,704	15,778.15	$14,116,773

Net asset value per unit at December 31, 2011		$1,295.84				$1,099.04				$912.23				$903.06

Net asset value per unit at March 31, 2012		$1,277.32				$1,081.52				$904.32				$894.70

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of		Number of		Number of		Number of		Number of		Number of		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Amount

Partners’ capital, (net asset value)
December 31, 2011	1,372.89	$1,200,376	14,017.11	$12,255,712	1,974.70	$1,710,523	30,586.54	$26,494,677	500.00	$411,298	277,864.25	$228,570,428	$798,842,191
Contributions	—	—	332.65	293,420	—	—	1,306.58	1,141,500	—	—	11,771.49	9,724,701	11,744,429
Redemptions	—	—	(613.08)	(537,393)	—	—	(1,472.93)	(1,281,661)	(500.00)	(406,616)	(9,607.30)	(7,900,475)	(55,662,741)
Net income (loss)	—	(7,643)	—	(77,687)	—	(12,012)	—	(188,964)	—	(4,682)	—	(2,666,333)	(10,595,654)
Partners’ capital, (net asset value) March 31, 2012	1,372.89	$1,192,733	13,736.68	$11,934,052	1,974.70	$1,698,511	30,420.19	$26,165,552	—	$—	280,028.44	$227,728,321	$744,328,225

Net asset value per unit at December 31, 2011		$874.34				$866.22				$822.60

Net asset value per unit at March 31, 2012		$868.77				$860.14				$813.23

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

The Partnership is a multi-advisor commodity pool that carries out its purpose through trading by independent professional commodity trading advisors retained by Dearborn Capital Management, L.L.C. (the “General Partner”), the Partnership and, the Partnership’s subsidiary limited liability trading companies (each, a “Trading Company” and collectively, the “Trading Companies”). The Trading Companies were set up to, among other things, segregate risk by commodity trading advisor. Effectively, this structure isolates one trading advisor from another and any losses from one Trading Company will not carry over to the other Trading Companies. The following is a list of the Trading Companies, for which the Partnership is the sole member and all of which were organized as Delaware limited liability companies:

GP 1, LLC (“GP 1”)             GP 6, LLC (“GP 6”)             GP 10, LLC (“GP 10”)        GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)             GP 7, LLC (“GP 7”)             GP 11, LLC (“GP 11”)        GP 16, LLC (“GP 16”)

GP 4, LLC (“GP 4”)             GP 8, LLC (“GP 8”)             GP 12, LLC (“GP 12”)        GP 17, LLC (“GP 17”)

GP 5, LLC (“GP 5”)             GP 9, LLC (“GP 9”)             GP 14, LLC (“GP 14”)        GP 18, LLC (“GP 18”)

There were no assets allocated to GP 5, GP 6, GP 10 or GP 11 as of March 31, 2013.

Additionally, GP Cash Management, LLC (“GP Cash Management”) was created as a Delaware limited liability company to collectively manage and invest excess cash not required to be held at clearing brokers. The members of GP Cash Management are the Trading Companies.

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

The Global 1 Class, Global 2 Class and Global 3 Class units are traded pursuant to trading programs pursuing technical trend trading philosophies, as well as pattern recognition philosophies. The Global 1 Class, Global 2 Class and Global 3 Class units differ in respect to the General Partner’s brokerage commission. The Global 1 Class and Global 2 Class units are offered only to investors in wrap accounts.

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

Consolidation: The Partnership is the sole member of each of the Trading Companies. The Trading Companies, in turn, are the only members of GP Cash Management. The Partnership presents consolidated financial statements, which include the accounts of the Trading Companies and GP Cash Management. All material inter-company accounts and transactions are eliminated in consolidation.

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

Investment transactions, investment income and expenses: Futures contracts, forward contracts and options on futures and forward contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts/positions are liquidated. Unrealized gains or losses on open contracts/positions (the difference between contract trade price and market price) or securities are reported in the consolidated statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with FASB ASC 210-20, Balance Sheet, Offsetting. Any change in net unrealized gain or loss from the preceding period is reported in the consolidated statement of operations. Interest income and expense is recognized under the accrual basis.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. As of March 31, 2013, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2009.

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

additional payments, and the Partnership will have no further obligation to the General Partner. At March 31, 2013 and December 31, 2012, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the periods ended March 31, 2013 and 2012, substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

Recently adopted accounting pronouncements: In December 2011, the FASB issued ASU 2011-11-Balance Sheet (Topic 210) containing new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB issued ASU 2013-01- Balance Sheet (Topic 210) clarifying the scope of disclosures about offsetting assets and liabilities.  The guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Partnership adopted ASU 2011-11 and 2013-01 as of January 1, 2013 and the adoption did not have a material impact on its consolidated financial statements.

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

Fair value of exchange-traded futures contracts and options on futures contracts are based upon exchange settlement prices. U.S. Government securities, U.S. Government-sponsored enterprise securities and commercial paper are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market. The Partnership compares quoted market prices to the cost plus accrued interest to ensure a reasonable approximation of fair value.  These financial instruments are classified in Level 1 of the fair value hierarchy.

The Partnership values bank deposits, which consist of certificates of deposit, at face value plus accrued interest, which approximates fair value based on prevailing interest rates, and these financial instruments are classified in Level 2 of the fair value hierarchy. The Partnership values forward contracts and options on forward contracts based on third-party quoted dealer values on the

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. and foreign futures contracts	$6,593,799	$—	$—	$6,593,799
Forward contracts	—	(459,659)	—	(459,659)
Options on futures contracts	(1,731,000)	—	—	(1,731,000)
Options on forward contracts		25,250		25,250
Cash and cash equivalents
Bank deposits	—	1,501,264	—	1,501,264
U.S. Commercial paper	188,745,399		—	188,745,399
Securities owned
U.S. Commercial paper	40,077,590	—	—	40,077,590
U.S. Government-sponsored enterprises	228,751,272	—	—	228,751,272
Corporate bonds	—	70,439,496	—	70,439,496
Total	$462,437,060	$71,506,351	$—	$533,943,411

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 10. See the consolidated condensed schedule of investments for additional detail categorization.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. and foreign futures contracts	$2,225,736	$—	$—	$2,225,736
Forward contracts	—	1,444,845	—	1,444,845
Options on forward contracts	—	10,638	—	10,638
Cash and cash equivalents
Bank deposits	—	17,348,124	—	17,348,124
U.S. Commercial paper	183,847,222	—	—	183,847,222
Securities owned
U.S. Commercial paper	25,782,069	—	—	25,782,069
U.S. Government-sponsored enterprises	266,282,515	—	—	266,282,515
Corporate bonds	—	56,629,696	—	56,629,696
U.S. Government securities	9,985,550	—	—	9,985,550
Total	$488,123,092	$75,433,303	$—	$563,556,395

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 10. See the consolidated condensed schedule of investments for additional detail categorization.

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no significant transfers among Levels 1, 2 and 3 during the three months ended March 31, 2013 and year ended December 31, 2012.

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

Note 4. Commodity Trading Advisors

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors. Each Trading Company has entered into an advisory contract with its own Advisor. The commodity trading advisors are Alder Capital Limited, Amplitude Capital International Limited, Denali Asset Management, LLLP, EMC Capital Management, Inc., Eckhardt Trading Co., Lynx Asset Management AB, Quantica Capital AG, Quantitative Investment Management LLC, Rabar Market Research, Inc., Sunrise Capital Partners, LLC, Transtrend B.V. and Winton Capital Management Limited (collectively, the “Advisors”). The Advisors are paid a consulting fee, either monthly or quarterly, ranging from 0 percent to 2 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee ranging from 20 percent to 26 percent of the new trading profits on the allocated net assets of the Advisor.

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

Included in the total brokerage commission are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered,

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

which are reflected in the brokerage commission line on the consolidated statements of operations. The brokerage commission amount in the amount of $8,932,919 and $11,343,441 for three months ended March 31, 2013 and 2012, respectively, is shown on the consolidated statements of operations.

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership.  The organization and offering costs in the amounts of $458,556 and $571,843 for the three months ended March 31, 2013 and 2012, respectively, are shown on the consolidated statement of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year.  The operating expenses in the amounts of $396,317 and $495,092 for the three months ended March 31, 2013 and 2012, respectively, are shown on the consolidated statement of operations.

Note 6. Subscriptions, Redemptions and Allocation of Net Income or Loss

Subscriptions received in advance, if any, represent cash received prior to March 31 for contributions of the subsequent month and do not participate in earnings of the Partnership until the following April.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Total return — Class A Units	(0.23)%	(1.43)%
Total return — Class B Units	(0.38)%	(1.59)%
Total return — Legacy 1 Class Units	0.33%	(0.87)%
Total return — Legacy 2 Class Units	0.27%	(0.93)%
Total return — Global 1 Class Units	0.48%	(0.64)%
Total return — Global 2 Class Units	0.42%	(0.70)%
Total return — Global 3 Class Units	(0.01)%	(1.14)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	6.30%	6.40%
Incentive fees (2)	0.05%	0.24%
Total expenses	6.35%	6.64%
Net investment loss (1) (3)	(6.07)%	(6.14)%

(1) Annualized.

(2) Not annualized.

(3) Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three months ended March 31, 2013 and 2012 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
Class A Units	2013	2012

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,216.37	$1,295.84
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	16.86	4.84
Expenses net of interest income*	(19.64)	(23.36)
Total income (loss) from operations	(2.78)	(18.52)
Net asset value per unit at end of period	$1,213.59	$1,277.32

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended
	March 31,
Class B Units	2013	2012

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,024.97	$1,099.04
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	14.20	4.27
Expenses net of interest income*	(18.10)	(21.79)
Total income (loss) from operations	(3.90)	(17.52)
Net asset value per unit at end of period	$1,021.07	$1,081.52

	Three Months Ended
	March 31,
Legacy 1 Class Units	2013	2012

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$876.10	$912.23
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	12.11	3.31
Expenses net of interest income*	(9.25)	(11.22)
Total income (loss) from operations	2.86	(7.91)
Net asset value per unit at end of period	$878.96	$904.32

	Three Months Ended
	March 31,
Legacy 2 Class Units	2013	2012

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$864.60	$903.06
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	12.06	3.38
Expenses net of interest income*	(9.69)	(11.74)
Total income (loss) from operations	2.37	(8.36)
Net asset value per unit at end of period	$866.97	$894.70

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended
	March 31,
Global 1 Class Units	2013	2012

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$845.52	$874.34
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	11.81	3.38
Expenses net of interest income*	(7.74)	(8.95)
Total income (loss) from operations	4.07	(5.57)
Net asset value per unit at end of period	$849.59	$868.77

	Three Months Ended
	March 31,
Global 2 Class Units	2013	2012

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$835.49	$866.22
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	11.71	3.38
Expenses net of interest income*	(8.21)	(9.46)
Total income (loss) from operations	3.50	(6.08)
Net asset value per unit at end of period	$838.99	$860.14

	Three Months Ended
	March 31,
Global 3 Class Units	2013	2012

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$779.90	$822.60
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	10.91	3.29
Expenses net of interest income*	(10.99)	(12.66)
Total income (loss) from operations	(0.08)	(9.37)
Net asset value per unit at end of period	$779.82	$813.23

* Expenses net of interest income per unit are calculated by dividing the expenses net of interest income by the average number of units outstanding during the period. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Note 8. Trading Activities and Related Risks

The Partnership, through its Advisors, engages in the speculative trading of a variety of instruments, including U.S. and foreign futures contracts, options on U.S. and foreign futures contracts and forward contracts (collectively, derivatives; see Note 10). These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy. Additionally, the Partnership’s speculative trading includes equities and exchange-traded funds. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

The amount of required margin and good faith deposits with the FCMs and interbank market makers usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs and interbank market makers at March 31, 2013 and December 31, 2012 was $88,482,247 and $94,093,764, respectively, which was 14.7% and 14.8% of the net asset value, respectively.

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

The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05. The monthly average futures contracts, forward contracts and options on futures contracts bought and sold was approximately 6,989 and 7,452 for the three months ended March 31, 2013 and 2012, respectively. The following tables summarize the quantitative information required by FASB ASC 815:

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Fair Values of Derivative Instruments March 31, 2013 and December 31, 2012

	Asset	Liability
	Derivatives*	Derivatives*
	3/31/2013	3/31/2013	Fair Value

Agricultural contracts	$759,836	$(2,573,786)	$(1,813,950)
Currencies contracts	4,575,507	(5,368,190)	(792,683)
Energy contracts	1,485,735	(508,401)	977,334
Interest rates contracts	6,619,077	(1,294,857)	5,324,220
Meats contracts	100,979	(191,103)	(90,124)
Metals contracts	7,092,175	(7,820,604)	(728,429)
Soft commodities contracts	1,443,706	(202,171)	1,241,535
Stock indices contracts	3,410,375	(3,099,888)	310,487

	$25,487,390	$(21,059,000)	$4,428,390

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended March 31, 2013 and 2012

	Three Months Ended	Three Months Ended
Type of Contract	March 31, 2013*	March 31, 2012*

Agriculturals contracts	$(2,751,148)	$(3,640,157)
Currencies contracts	5,269,387	(15,310,478)
Energy contracts	(3,339,691)	16,483,097
Interest rates contracts	(5,876,256)	(15,994,930)
Meats contracts	29,509	104,952
Metals contracts	(1,319,442)	(5,715,264)
Soft commodities contracts	2,340,443	(798,746)
Stock indices	16,627,557	31,023,526

	$10,980,359	$6,152,000

* The gains or losses on derivatives, including agriculturals, currencies, energy, interest rates, meats, metals, soft commodities and stock indices contracts are included in the realized and change in unrealized gains (loss) from futures and forward trading in the consolidated statement of operations.

Line Item in Consolidated Statement of	Three Months Ended
Operations	March 31, 2013	March 31, 2012

Net gain (loss) from futures and forward trading Realized	$8,506,968	$13,792,108
Change in unrealized	2,473,391	(7,640,108)
Total realized and changed in unrealized net gain (loss) from futures and forward trading	$10,980,359	$6,152,000

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition were as follows:

	Assets
	March 31,	December 31,
	2013	2012

Gross amounts recognized:
Agricultural contracts	$759,836	$1,010,073
Currencies contracts	4,575,507	12,045,469
Energy contracts	1,485,735	1,028,505
Interest rates contracts	6,619,077	2,816,093
Meats contracts	100,979	11,264
Metals contracts	7,092,175	4,252,379
Soft commodities contracts	1,443,706	745,230
Stock Indices	3,410,375	2,679,422
	$25,487,390	$24,588,435

Gross amounts offset:
Agricultural contracts	$(2,573,786)	$(846,892)
Currencies contracts	(5,368,190)	(7,703,776)
Energy contracts	(508,401)	(400,364)
Interest rates contracts	(1,294,857)	(2,237,432)
Meats contracts	(191,103)	(73,450)
Metals contracts	(7,820,604)	(6,777,973)
Soft commodities contracts	(202,171)	(333,162)
Stock Indices	(3,099,888)	(2,534,167)
	$(21,059,000)	$(20,907,216)

Net amounts presented in Consolidated Statements of Financial Condition:
Agricultural contracts	$(1,813,950)	$163,181
Currencies contracts	(792,683)	4,341,693
Energy contracts	977,334	628,141
Interest rates contracts	5,324,220	578,661
Meats contracts	(90,124)	(62,186)
Metals contracts	(728,429)	(2,525,594)
Soft commodities contracts	1,241,535	412,068
Stock Indices	310,487	145,255
	$4,428,390	$3,681,219

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure. Subsequent to March 31, 2013, there were contributions and redemptions totaling approximately $5,687,000 and $14,051,000, respectively.

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

There were no assets allocated to GP 5, GP 6, GP 10 or GP 11 as of March 31, 2013.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors retained by the general partner. Alder, Amplitude, Denali, EMC, ETC, Lynx, Quantica, QIM, Rabar, Sunrise, Transtrend and Winton serve as Grant Park’s commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of March 31, 2013, the general partner allocated between 5% to 20% of Grant Park’s net assets through the respective Trading Companies among its trading advisors Alder, Amplitude, Denali, EMC, ETC, Lynx, Quantica, QIM, Rabar, Sunrise, Transtrend and Winton. No more than twenty percent of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of March 31, 2013:

	Alder	Amplitude	Denali	EMC	ETC	Lynx	Quantica	QIM	Rabar	Sunrise	Transtrend	Winton
Class A	X	X	X	X	X	X	X	X	X	X	X	X
Class B	X	X	X	X	X	X	X	X	X	X	X	X
Legacy 1	X	X	X	X	X	X	X	X	X	X	X	X
Legacy 2	X	X	X	X	X	X	X	X	X	X	X	X
Global 1	X	X	X	X	X	X	X	X	X	X	X	X
Global 2	X	X	X	X	X	X	X	X	X	X	X	X
Global 3	X	X	X	X	X	X	X	X	X	X	X	X

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

Critical Accounting Policies

Grant Park’s most significant accounting policy is the valuation of its assets invested in U.S. and international futures and forward contracts, options contracts, other interests in commodities, and fixed income products. The majority of these investments are exchange-traded contracts, valued based upon exchange settlement prices. The remainder of its investments are non-exchange-traded contracts with valuation of those investments based on third-party quoted dealer values on the Interbank market and fixed income products, including securities of U.S. Government-sponsored enterprises, corporate bonds and commercial paper, which are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market. With the valuation of the investments easily obtained, there is little or no judgment or uncertainty involved in the valuation of investments, and accordingly, it is unlikely that materially different amounts would be reported under different conditions using different but reasonably plausible assumptions.

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three months ended March 31, 2013 and 2012, are set forth in the table below:

	Three Months Ended
	March 31,
	2013	2012
Total return — Class A Units	(0.23)%	(1.43)%
Total return — Class B Units	(0.38)%	(1.59)%
Total return — Legacy 1 Class Units	0.33%	(0.87)%
Total return — Legacy 2 Class Units	0.27%	(0.93)%
Total return — Global 1 Class Units	0.48%	(0.64)%
Total return — Global 2 Class Units	0.42%	(0.70)%
Total return — Global 3 Class Units	(0.01)%	(1.14)%

Grant Park’s total net asset value at March 31, 2013 was approximately $603.6 million, at December 31, 2012 was approximately $636.7 million and at March 31, 2012 was approximately $744.3 million. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector for the three months ended March 31, 2013 and 2012.

	% Gain (Loss)
	Three Months Ended
	March 31,
	2013	2012
Agriculturals	(0.5)%	(0.5)%
Currencies	0.9	(2.1)
Energy	(0.6)	2.2
Interest rates	(1.0)	(2.1)
Meats	—	—
Metals	(0.2)	(0.8)
Soft commodities	0.4	(0.1)
Stock indices	2.8	4.2
	1.8%	0.8%

Three months ended March 31, 2013 compared to three months ended March 31, 2012

For the three months ended March 31, 2013, Grant Park had a negative return of approximately 0.2% for the Class A units, a negative return of approximately 0.4% for the Class B units, a positive return of approximately 0.3% for the Legacy 1 Class units, a positive return of approximately 0.3% for the Legacy 2 Class units, a positive return of approximately 0.5% for the Global 1 Class units, a positive return of approximately 0.4% for the Global 2 Class units and negative return of approximately 0.0% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 1.8%, which were further increased by gains of approximately 0.1% from interest income. These trading gains were decreased by approximately 2.1% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2012, Grant Park had a negative return of approximately 1.4% for the Class A units, a negative return of approximately 1.6% for the Class B units, a negative return of approximately 0.9% for the Legacy 1 Class units, a negative return of approximately 0.9% for the Legacy 2 Class units, a negative return of approximately 0.6% for the Global 1 Class units, a negative return of approximately 0.7% for the Global 2 Class units and a negative return of approximately 1.1% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 0.8%, which were further increased by gains of approximately 0.1% from interest income. These trading gains were decreased by approximately 2.3% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three months ended March 31, 2013

Natural gas prices rose more than 20% — reaching an 18-month high — because of a combination of depressed inventories and increased demand fostered by sustained cold weather in the U.S.  Crude oil prices gained as investors grew optimistic about the U.S. economy due to strong gains in the S&P 500.

Strong global supplies in the sugar markets caused prices to fall 9% in the first quarter.  Reports which showed record yields for farmers in Brazil, the U.S., and Mexico in 2012 were the main driver behind price declines.  Wheat prices dropped by more than 11% due to strong yield forecasts and reduced grains demand from livestock producers.

Gold and silver markets fell more than 4%, under pressure from an improved U.S. economic outlook and comments from the U.S. Federal Reserve which supported the potential end of its bond-buying program by 2014.  Base metals markets fell sharply due to renewed concerns surrounding the Eurozone prompted by weak economic indicators form the region.

The Japanese yen fell as the Bank of Japan continued its aggressive monetary easing as a means to depreciate the yen. The U.S. dollar rallied against counterparts because of comments from the Federal Reserve which cited increased support among the regional governors to end bond-buying prior to year-end.

The S&P 500 gained 10% in the first quarter due to optimism surrounding the strength of the U.S. economic recovery.  The Japanse Nikkei 225 gained nearly 20% as a result of strength in their export sector caused by the materially weaker Japanese yen.

U.S. and German fixed-income markets finished near flat in the first quarter due to conflicting sentiment surrounding the global markets.  Fixed-income markets came under pressure as an improved economic outlook for the U.S. spurred liquidations.  Downtrends were nearly offset however, as economic and political concerns surrounding Cyprus and Italy supported safe-haven demand.  In Asia, Japanese government bond prices rose after the country’s central bank signaled increased purchasing of long-term debt.

Key trading developments for Grant Park during the first three months of 2013 included the following:

January. Grant Park recorded gains during the month. Class A units were up 1.47%, Class B units were up 1.42%, Legacy 1 Class units were up 1.66%, Legacy 2 Class units were up 1.64%, Global 1 Class units were up 1.69%, Global 2 Class units were up 1.67% and Global 3 Class units were up 1.53%.  The Japanese yen continued to depreciate as Prime Minister Abe announced plans to pursue aggressive monetary expansion.  In the process, the yen fell to a 30-month low against the U.S. dollar and a 21-month low against the euro.  Reports indicating increased economic confidence in the Eurozone also helped to push the euro to its highest point against the U.S. dollar since December 2011.  Crude oil markets rallied over 6%, to a new four-month high following an unexpected drop in inventories.  Gasoline Blendstock markets also rose, driven higher by scheduled refinery maintenance in the Gulf of Mexico and constricted supplies in New York Harbor.  The Japanese Nikkei 225 extended a 12-week winning streak and ended the month with a gain of nearly 7%.  A materially weaker yen and optimism for recovering export industries in Japan fostered investor confidence and drove the rally.  The S&P 500 Index passed 1,500 for the first time in five years as it gained over 5% in January.  Upward price action near month-end was driven by the release of better-than-expected earnings reports.  German Bund markets fell on news European banks plan to pay off €137 billion in bailout loans.  Strong demand at an Italian 5 and 10-year bond auction added to downward pressure on Bund markets.  Corn and soybean prices rallied over 6% and 3%, respectively, due to speculative buying in reaction to the possibility of continued drought conditions in Argentina and Brazil.  In the foods markets, sugar prices fell in January because of stronger-than-expected global supply forecasts.  Silver markets gained as investors sought to hedge against inflation and currency debasement as the U.S., China and Japan announced plans of sustained economic stimulus.  Base metals rallied towards the end of the month as investors began to speculate that the U.S. and China were going to release positive economic data in the beginning of February.

February. Grant Park recorded losses during the month. Class A units were down 2.86%, Class B units were down 2.91%, Legacy 1 Class units were down 2.68%, Legacy 2 Class units were down 2.70%, Global 1 Class units were down 2.63%, Global 2 Class units were down 2.65% and Global 3 Class units were down 2.79%.  The Japanese yen continued to depreciate as the Japanese Prime Minister Abe continues a program of sustained monetary stimulus in hopes of aiding Japan’s ailing export industries. Political uncertainty in Italy and the U.S. put downward pressure on the euro, which fell by nearly 4%.  Crude oil markets declined in excess of 5% because of growing inventories, a struggling Italian economy, and on positive rhetoric out of Iran regarding its relations with the West. Natural gas markets rallied more than 4% as sustained cold weather in the U.S. and falling inventories supported increased prices.  Revised 4Q 2012 GDP figures showed the U.S. economy expanded slightly, as opposed to earlier reports of contraction. This increased investor risk appetite and helped the S&P 500 advance by more than 1%. The Nikkei 225 continued to advance, gaining over 3% for the month as a weakening yen supported Japanese export industries.  Italian bond yields soared after national elections did not produce a clear majority in the upper house.  The resulting political gridlock added to the uncertainty regarding the bailout conditions outlined by the European Central Bank last fall.  As a result, investors fled to German bond markets, which drove Bund prices up by 2%.  Falling exports, a positive outlook regarding crop yields, and decreasing demand for ethanol caused corn prices to fall more than 2%. Wheat prices plummeted more than 9% as persistent precipitation in wheat-producing states eased concerns about crop-growing conditions.  Gold prices declined by 5% as optimism regarding the global economic recovery gave hedge fund investors enough confidence to liquidate gold positions in favor of stocks.  Copper prices fell by more than 5% as a result of reduced industrial demand.

March. Grant Park recorded gains during the month. Class A units were up 1.22%, Class B units were up 1.17%, Legacy 1 Class units were up 1.40%, Legacy 2 Class units were up 1.39%, Global 1 Class units were up 1.47%, Global 2 Class units were up 1.45% and Global 3 Class units were up 1.30%.  The Australian dollar strengthened against counterparts as bullish economic indicators reduced the likelihood of further quantitative easing by the Reserve Bank of Australia.  The Japanese yen sustained its downward trend as the Bank of Japan continued to ease monetary policy and depreciate the currency.  Crude oil markets advanced over 5% as signs of a stronger economy in the U.S. and record-high stock markets fueled prices.  Natural gas prices rose more than 15% because of sustained cold weather across the U.S.  Positive news regarding the U.S. economy and improved investor sentiment drove the S&P 500 to record highs.  Bullish U.S. housing data also supported higher share prices.  Conversely, European equity markets fell on concerns the ongoing political and financial instability in Italy and Cyprus would slow the economic recovery in the Eurozone.  German Bund markets rose as investors sought safe-haven assets after European policymakers failed to make progress in Cyprus.  The price of ten-year U.S. Treasury Notes fell modestly, pressured by positive U.S. housing and manufacturing data.  Sugar markets fell to their lowest levels in nearly three years as forecasts for record Brazilian crop yields weighed heavily on prices. Corn, wheat, and soybean markets experienced declines after the U.S. Department of Agriculture raised supply estimates.  Copper prices fell over 3% as speculators believed the European banking crisis would further depress industrial demand in the Eurozone.  Precious metals markets rallied as expectations of further quantitative easing in the U.S. and Europe fueled demand for gold and silver as a means to hedge against inflation.

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

February. Grant Park recorded gains during the month. Class A units were up 0.80%, Class B units were up 0.75%, Legacy 1 Class units were up 1.00%, Legacy 2 Class units were up 0.98%, Global 1 Class units were up 0.96%, Global 2 Class units were up 0.94% and Global 3 Class units were up 0.79%. The euro and Swiss franc posted strong gains against counterparts following the announcement of the new Greek debt plan. Rising consumer confidence in Germany also boded well for the euro and franc. The Japanese yen weakened sharply following reports the nation’s current account surplus had fallen to a 15-year low and on speculation of further monetary easing by the Bank of Japan. Crude oil prices rallied nearly 10% due to potential supply concerns stemming from ongoing tensions between Iran and Western nations. U.S. Energy Information Administration Reports showing increased petroleum byproduct production supported crude oil prices. Natural gas markets moved lower following decreased heating demand caused by this winter’s abnormally warm weather. U.S. equity markets moved higher to levels unseen since pre-2008 due to optimistic economic data and strong earnings reports from key U.S. firms. European and Asian markets moved higher as well, fueled by optimism surrounding Greece and strong industrial production data from the UK, Germany, and China. Positive economic data and an overall positive outlook for the Eurozone weighed on the global debt markets, moving prices lower. Moody’s Investors Service downgraded several European nations near month-end, which had a bullish impact on the Bund markets and nearly offset early-month losses. Soybean prices rose after the release of strong U.S. grains export data and news the Chinese and U.S. governments had agreed to cooperate on farm trade. Wheat markets registered profits because of reports the Russian government was contemplating another grain export tax. Reports which showed depressed agriculture production in Brazil had a bullish effect on the sugar markets and drove prices over 12% higher. Precious metals posted gains due to a surge in safe-haven buying amidst tensions regarding the Iranian nuclear program. Speculation the U.S. government may begin another round of stimulus activity also added to precious metals profits. Base metals markets moved higher due to the Chinese government’s decision to ease lending policies and on the belief the signed Greek debt deal would help the ailing Eurozone economy.

March. Grant Park recorded losses during the month. Class A units were down 2.21%, Class B units were down 2.27%, Legacy 1 Class units were down 2.03%, Legacy 2 Class units were down 2.04%, Global 1 Class units were down 1.97%, Global 2 Class units were down 1.99% and Global 3 Class units were down 2.13%. The Japanese yen declined sharply as investors believed the Bank of Japan was considering new economic stimulus initiatives. The Swiss franc strengthened against international counterparts due to reports which showed an upward revision to recent economic growth data. The U.S. dollar also posted gains as investors moved their focus to the U.S. markets amidst growing concerns regarding the Eurozone debt markets. Natural gas prices declined nearly 19% in March as steadily rising domestic inventories and mild temperatures across the U.S. put pressure on prices. Crude oil markets fell due to speculation U.S. officials were considering tapping emergency oil reserves. Decreased demand from China for crude oil also weighed on prices. North American equity markets rallied due to bullish economic data in the U.S. and strong earnings forecasts for the first quarter. Japanese equity indices rose to levels unseen since last year’s devastating earthquake due to strong forecasts for the nation’s export industries stemming from yen weakness. German Bund prices declined because of early-month optimism surrounding the new Greek debt deal. U.S. Treasury markets also experienced setbacks as rallies in the equity markets and bullish intramonth economic indicators put pressure on demand for safe-haven assets. Soybean prices moved higher due to increased demand for U.S. crops after severe droughts in South America impacted supplies. Corn and wheat markets moved lower as favorable weather conditions in key U.S. farming regions lifted supply forecasts. Sugar prices also declined due to speculation global supplies could begin to outpace demand. Precious metals markets fell due to a decrease in safe-haven demand fostered by bullish economic data in the U.S. Base metal markets declined as renewed Eurozone debt concerns, stemming from troubling reports in Spain and Portugal, weighed heavily on industrial demand forecasts.

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

In cases where the clearing organization is not backed by the clearing members, like some non- U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of March 31, 2013 and December 31, 2012 and the trading gains/losses by market category for the three months ended March 31, 2013 and the year ended December 31, 2012. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of March 31, 2013, Grant Park’s net asset value was approximately $603.6 million. As of December 31, 2012, Grant Park’s net asset value was approximately $636.7 million.

	March 31, 2013
Market Sector	Value at Risk*	Trading Gain/(Loss)

Interest rates	0.5%	(1.0)%
Stock indices	0.4	2.8
Currencies	0.2	0.9
Metals	0.2	(0.2)
Energy	0.2	(0.6)
Agriculturals/softs/meats	0.1	(0.1)

Aggregate/Total	0.6%	1.8%

	December 31, 2012
Market Sector	Value at Risk*	Trading Gain/(Loss)

Currencies	0.5%	(0.8)%
Interest rates	0.3	2.3
Stock indices	0.3	5.3
Energy	0.1	(0.6)
Metals	0.1	(2.0)
Agriculturals/softs/meats	0.1	(0.7)

Aggregate/Total	0.6%	3.5%

* The VaR for a market sector represents the one-day risk of loss for the aggregate exposure for that particular sector. The aggregate VaR represents the VaR of Grant Park’s open positions across all market sectors and is less than the sum of the VaR of the individual market sectors due to the diversification benefit across all market sectors combined.

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of March 31, 2013, by market sector.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park. Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability. Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries. Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, Singapore, and Mexico. The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future. As of March 31, 2013, Grant Park was predominantly long interest rate instruments in the U.S., U.K., Eurozone, Australia, Japan, and New Zealand, and short interest rate instruments in Canada.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, China, Taiwan, South Africa, India, Turkey, Singapore, South Korea, and Australia. The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts. As of March 31, 2013, Grant Park was predominantly long equities in the U.S., Eurozone, U.K., Hong Kong, Mexico, Sweden, South Africa, Turkey, Canada, Australia, Taiwan, Singapore and India, and short in China and Japan.

Currencies

Exchange rate risk is a significant market exposure of Grant Park. Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future. As of March 31, 2013, Grant Park was long the U.S. dollar against the Japanese yen and short the U.S. dollar against the Australian dollar, British pound, Canadian dollar, euro, Mexican peso, Swiss franc and New Zealand dollar. In general, a weaker U.S. dollar against most major currencies would benefit Grant Park.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel and zinc. As of March 31, 2013, in the precious metals sector Grant Park had long positions in platinum, palladium and silver, and had short positions in gold. In the base metals markets, Grant Park was long tin, copper, lead, nickel, zinc, palladium, silver and aluminum.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America. As of March 31, 2013, the energy market exposure of Grant Park was predominantly long gasoline Blendstock, Brent oil, gas oil, heating oil, kerosene, WTI crude markets, and Oman crude and short the Phelix Baseload, natural gas, and crude oil markets. Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in these markets.

Grains/Foods/Industrials

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors. As of March 31, 2013, in the grains markets, Grant Park had long positions in the soybean meal, soybeans, canola and oat markets, and short the soybean oil, corn, wheat, rapeseed and rough rice markets. In the livestock markets, Grant Park was long lean hogs, feeder cattle and live cattle. In the foods/industrials markets, Grant Park was long orange juice, rubber, cotton and lumber and short coffee and sugar.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of March 31, 2013.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2012, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 None.

(b)                                 None.

Issuer Purchases of Equity Securities

(c)           The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended March 31, 2013.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)
01/01/2013 through 01/31/2013	440.09	$1,234.30	6,578.53	$1,039.54	150.22	$890.64	305.39	$878.78	147.73	$859.84	220.12	$849.47	4,061.61	$791.85	11,903.69		(2)
02/01/2013 through 02/28/2013	244.40	$1,199.00	7,128.55	$1,009.27	73.20	$866.80	801.55	$855.09	142.35	$837.25	1,966.07	$826.98	6,490.47	$769.78	16,846.59		(2)
03/01/2013 through 03/31/2013	1,057.79	$1,213.59	7,362.91	$1,021.07	177.87	$878.96	525.53	$866.97	571.36	$849.59	672.66	$838.99	5,364.87	$779.82	15,732.99		(2)
Total	1,742.28	$1,216.77	21,069.99	$1,022.84	401.29	$881.11	1,632.47	$863.34	861.44	$849.31	2,858.85	$831.54	15,916.95	$778.79	44,483.27		(2)

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

101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.+

+ In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.1 shall not be deemed to be “filed” for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: May 15, 2013	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)