Form 10-Q
period 2013-06-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2013-08-14
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  June 30, 2013

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

QUARTER ENDED JUNE 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Equity in brokers’ trading accounts:
Cash	$61,602,299	$94,093,764
Unrealized gain (loss) on open contracts, net	4,543,985	3,681,219
Total equity in brokers’ trading accounts	66,146,284	97,774,983

Cash and cash equivalents	129,365,925	204,384,040
Securities owned, at fair value (cost $367,103,042 and $358,405,739, respectively)	367,370,783	358,679,830
Interest receivable	20,884	34,479
Total assets	$562,903,876	$660,873,332

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Brokerage commission payable	$3,171,261	$3,785,102
Accrued incentive fees	2,604	—
Organization and offering costs payable	135,530	158,430
Accrued operating expenses	116,820	136,985
Pending limited partner additions	1,921,180	3,226,078
Redemptions payable to limited partners	13,707,097	16,826,687
Total liabilities	19,054,492	24,133,282

Partners’ Capital (Net Asset Value)
General Partner
Class A (1,660.24 and 2,499.78 units outstanding at June 30, 2013 and December 31, 2012, respectively)	1,915,900	3,040,653
Legacy 1 Class (1,025.00 units outstanding at both June 30, 2013 and December 31, 2012)	861,641	897,998
Legacy 2 Class (1,000.00 units outstanding at both June 30, 2013 and December 31, 2012)	828,650	864,602
Global 1 Class (1,372.89 units outstanding at both June 30, 2013 and December 31, 2012)	1,117,332	1,160,812
Global 2 Class (1,974.70 units outstanding at both June 30, 2013 and December 31, 2012)	1,586,087	1,649,835
Limited Partners
Class A (21,668.00 and 25,707.33 units outstanding at June 30, 2013 and December 31, 2012, respectively)	25,004,621	31,269,640
Class B (281,591.02 and 322,257.31 units outstanding at June 30, 2013 and December 31, 2012, respectively)	272,951,154	330,303,791
Legacy 1 Class (3,862.72 and 4,395.66 units outstanding at June 30, 2013 and December 31, 2012, respectively)	3,247,095	3,851,016
Legacy 2 Class (10,215.40 and 12,793.52 units outstanding at June 30, 2013 and December 31, 2012, respectively)	8,464,994	11,061,307
Global 1 Class (12,271.59 and 12,449.60 units outstanding at June 30, 2013 and December 31, 2012, respectively)	9,987,258	10,526,414
Global 2 Class (25,230.44 and 27,930.65 units outstanding at June 30, 2013 and December 31, 2012, respectively)	20,265,213	23,335,702
Global 3 Class (265,877.08 and 280,522.12 units outstanding at June 30, 2013 and December 31, 2012, respectively)	197,619,439	218,778,280
Total partners’ capital (net asset value)	543,849,384	636,740,050
Total liabilities and partners’ capital (net asset value)	$562,903,876	$660,873,332

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

June 30, 2013

(Unaudited)

Futures, Forwards, and Options on Futures and Forward Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(785,496)	(0.14)%	$1,146,932	0.21%	$361,436	0.07%
Currencies	$(1,023,994)	(0.19)%	$1,896,388	0.35%	$872,394	0.16%
Energy	$(588,089)	(0.11)%	$412,954	0.08%	$(175,135)	(0.03)%
Interest rates	$(81,608)	(0.02)%	$913,686	0.17%	$832,078	0.15%
Meats	$136,389	0.02%	$(67,165)	(0.01)%	$69,224	0.01%
Metals	$—	(0.00)%	$3,741,922	0.69%	$3,741,922	0.69%
Soft commodities	$(202,170)	(0.04)%	$151,036	0.03%	$(51,134)	(0.01)%
Stock indices and single stock futures	$(1,016,286)	(0.19)%	$41,415	0.01%	$(974,871)	(0.18)%
Total U.S. Futures Positions	$(3,561,254)		$8,237,168		$4,675,914

Foreign Futures Positions:
Agriculturals	$(2,750)	(0.00)%	$12,953	0.00%	$10,203	0.00%
Energy	$(22,515)	(0.00)%	$(192,226)	(0.04)%	$(214,741)	(0.04)%
Interest rates	$(925,434)	(0.17)%	$530,789	0.10%	$(394,645)	(0.07)%
Metals	$(7,688,611)	(1.41)%	$8,961,099	1.64%	$1,272,488	0.23%
Soft commodities	$(12,990)	(0.00)%	$(1,452)	(0.00)%	$(14,442)	(0.00)%
Stock indices	$(570,714)	(0.10)%	$(373,583)	(0.07)%	$(944,297)	(0.17)%
Total Foreign Futures Positions	$(9,223,014)		$8,937,580		$(285,434)
Total Futures Contracts	$(12,784,268)	(2.35)%	$17,174,748	3.16%	$4,390,480	0.81%

Forward Contracts *
Currencies	$(1,915,940)	(0.35)%	$2,201,322	0.40%	$285,382	0.05%

Options on Futures and Forward Contracts *
Currencies	$88,726	0.02%	$(241,400)	(0.04)%	$(152,674)	(0.02)%
Interest rates	$20,797	0.00%	$—	(0.00)%	$20,797	0.00%
Total Options on Futures and Forward Contracts	$109,523	0.02%	$(241,400)	(0.04)%	$(131,877)	(0.02)%
Total Futures, Forward and Options on Futures and
Forward Contracts	$(14,590,685)	(2.68)%	$19,134,670	3.52%	$4,543,985	0.84%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2013

(Unaudited)

Securities owned

U.S. Commercial paper

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$11,000,000	7/8/2013	JPMorgan Chase & Co., 0.3%	$10,999,465	2.02%
$25,700,000	7/8/2013-9/16/2013	Other, 0.3-0.5% **	25,692,541	4.73%
	Total U.S. Commercial paper (cost of $36,656,139)		$36,692,006	6.75%

U.S. Government-sponsored enterprises

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$207,700,000	9/23/2013-12/15/2014	Federal Farm Credit Banks, 0.2-0.4%	$207,716,381	38.19%
$41,000,000	7/22/2013-6/24/2016	Federal Home Loan Banks, 0.2-0.8%	41,012,016	7.54%
	Total U.S. Government-sponsored enterprises (cost of $248,672,502)		$248,728,397	45.73%

Corporate Bonds

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)

$77,919,000	9/15/2013-2/15/2015	Other, 0.5-1.5% ** (cost of $81,774,401)	$81,950,380	15.07%

		Percent of Partners’ Capital
	Fair Value	(net asset value)
Total securities owned	$367,370,783	67.55%

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

*     No individual futures, forward, and options on futures and forward contract position constituted greater than 1 percent of partners’capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2012

Securities owned

U.S. Commercial paper

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$10,000,000	3/14/2013	Dell Inc., 0.3%	$9,994,400	1.57%
$8,700,000	3/4/2013	Coca-Cola Bottling Co. Consolidated, 0.2%	8,696,404	1.37%
$7,100,000	3/25/2013-4/09/2013	Other, 0.4-0.6% **	7,091,265	1.11%
	Total U.S. Commercial paper (cost of $25,763,509)		$25,782,069	4.05%

U.S. Government-sponsored enterprises

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$207,700,000	9/23/2013-12/15/2014	Federal Farm Credit Banks, 0.2-0.4%	$207,717,382	32.62%
$46,500,000	3/6/2013-7/22/2013	Federal Home Loan Banks, 0.2-0.3%	46,514,106	7.31%
$12,000,000	1/9/2015	Federal Agricultural Mortgage Corporation, 0.9%	12,051,027	1.89%
	Total U.S. Government-sponsored enterprises (cost of $266,171,482)		$266,282,515	41.82%

Corporate Bonds

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)

$53,066,000	9/15/2013-12/1/2014	Other, 0.7-1.5% ** (cost of $56,488,948)	$56,629,696	8.89%

U.S. Government securities

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)

$10,000,000	10/17/2013	U.S. Treasury Bill, 0.2% (cost of $9,981,800)	$9,985,550	1.57%

		Percent of Partners’ Capital
	Fair Value	(net asset value)
Total securities owned	$358,679,830	56.33%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures and forward trading
Realized	$(15,812,188)	$27,684,339	$(7,305,220)	$41,476,447
Change in unrealized	(1,700,992)	(906,735)	772,399	(8,546,843)
Commissions	(2,206,864)	(2,851,573)	(4,584,767)	(5,822,128)
Net gains (losses) from futures and forward trading	(19,720,044)	23,926,031	(11,117,588)	27,107,476

Net investment income (loss)
Income
Interest income	286,037	447,576	633,067	943,664
Expenses from operations
Brokerage commission	8,267,826	10,828,955	17,200,745	22,172,396
Incentive fees	21,370	4,317,417	339,819	6,180,228
Organizational and offering costs	426,157	549,186	884,713	1,121,029
Operating expenses	367,811	475,262	764,128	970,354
Total expenses	9,083,164	16,170,820	19,189,405	30,444,007
Net investment loss	$(8,797,127)	$(15,723,244)	$(18,556,338)	$(29,500,343)
Net income (loss)	$(28,517,171)	$8,202,787	$(29,673,926)	$(2,392,867)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(59.60)	$12.82	$(62.38)	$(5.70)
General Partner & Limited Partner Class B Units	$(51.75)	$9.16	$(55.65)	$(8.36)
General Partner & Limited Partner Legacy 1 Class Units	$(38.33)	$14.23	$(35.47)	$6.32
General Partner & Limited Partner Legacy 2 Class Units	$(38.32)	$12.89	$(35.95)	$4.53
General Partner & Limited Partner Global 1 Class Units	$(35.74)	$14.95	$(31.67)	$9.38
General Partner & Limited Partner Global 2 Class Units	$(35.78)	$14.17	$(32.28)	$8.09
General Partner & Limited Partner Global 3 Class Units	$(36.55)	$10.11	$(36.63)	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Six Months Ended June 30, 2013

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of		Number of		Number of		Number of		Number of		Number of		Number of		Number of
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Partners’ capital, (net asset value) December 31, 2012	2,499.78	$3,040,653	25,707.33	$31,269,640	—	$—	322,257.31	$330,303,791	1,025.00	$897,998	4,395.66	$3,851,016	1,000.00	$864,602	12,793.52	$11,061,307
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	493.95	426,064
Redemptions	(839.54)	(1,000,000)	(4,039.33)	(4,857,922)	—	—	(40,666.29)	(41,174,199)	—	—	(532.94)	(469,317)	—	—	(3,072.07)	(2,636,258)
Net income (loss)	—	(124,753)	—	(1,407,097)	—	—	—	(16,178,438)	—	(36,357)	—	(134,604)	—	(35,952)	—	(386,119)
Partners’ capital, (net asset value) June 30, 2013	1,660.24	$1,915,900	21,668.00	$25,004,621	—	$—	281,591.02	$272,951,154	1,025.00	$861,641	3,862.72	$3,247,095	1,000.00	$828,650	10,215.40	$8,464,994

Net asset value per unit at December 31, 2012		$1,216.37				$1,024.97				$876.10				$864.60

Net asset value per unit at June 30, 2013		$1,153.99				$969.32				$840.63				$828.65

Global 1 Class				Global 2 Class				Global 3 Class
General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
Number of		Number of		Number of		Number of		Number of		Number of		Total
Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Amount

Partners’ capital, (net asset value) December 31, 2012	1,372.89	$1,160,812	12,449.60	$10,526,414	1,974.70	$1,649,835	27,930.65	$23,335,702	—	$—	280,522.12	$218,778,280	$636,740,050
Contributions	—	—	1,018.42	864,871	—	—	2,207.89	1,845,847	—	—	20,350.70	15,837,880	18,974,662
Redemptions	—	—	(1,196.43)	(1,013,188)	—	—	(4,908.10)	(4,066,162)	—	—	(34,995.74)	(26,974,356)	(82,191,402)
Net income (loss)	—	(43,480)	—	(390,839)	—	(63,748)	—	(850,174)	—	—	—	(10,022,365)	(29,673,926)
Partners’ capital, (net asset value) June 30, 2013	1,372.89	$1,117,332	12,271.59	$9,987,258	1,974.70	$1,586,087	25,230.44	$20,265,213	—	$—	265,877.08	$197,619,439	$543,849,384

Net asset value per unit at December 31, 2012		$845.52				$835.49				$779.90

Net asset value per unit at June 30, 2013		$813.85				$803.21				$743.27

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Six Months Ended June 30, 2012

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of		Number of		Number of		Number of		Number of		Number of		Number of		Number of
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Partners’ capital, (net asset value) December 31, 2011	3,008.66	$3,898,734	32,119.81	$41,622,105	427.01	$469,305	419,169.11	$460,685,410	1,025.00	$935,031	5,210.84	$4,753,458	1,000.00	$903,063	16,534.92	$14,932,071
Contributions	—	—	—	—	—	—	—	—	—	—	51.19	46,650	—	—	643.95	583,158
Redemptions	(508.88)	(650,000)	(3,995.96)	(5,210,041)	(427.01)	(461,824)	(57,925.41)	(63,723,791)	—	—	(412.65)	(379,681)	—	—	(2,318.46)	(2,098,719)
Net income (loss)	—	(23,675)	—	(128,394)	—	(7,481)	—	(2,959,538)	—	6,481	—	33,964	—	4,524	—	70,612
Partners’ capital, (net asset value) June 30, 2012	2,499.78	$3,225,059	28,123.85	$36,283,670	—	$—	361,243.70	$394,002,081	1,025.00	$941,512	4,849.38	$4,454,391	1,000.00	$907,587	14,860.41	$13,487,122

Net asset value per unit at December 31, 2011		$1,295.84				$1,099.04				$912.23				$903.06

Net asset value per unit at June 30, 2012		$1,290.14				$1,090.68				$918.55				$907.59

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of		Number of		Number of		Number of		Number of		Number of		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Amount

Partners’ capital, (net asset value) December 31, 2011	1,372.89	$1,200,376	14,017.11	$12,255,712	1,974.70	$1,710,523	30,586.54	$26,494,677	500.00	$411,298	277,864.25	$228,570,428	$798,842,191
Contributions	—	—	728.52	647,355	—	—	2,365.96	2,072,339	—	—	22,416.69	18,601,219	21,950,721
Redemptions	—	—	(3,887.81)	(3,443,817)	—	—	(3,392.95)	(2,988,950)	(500.00)	(406,616)	(21,528.12)	(17,846,660)	(97,210,099)
Net income (loss)	—	12,873	—	135,986	—	15,965	—	266,011	—	(4,682)	—	184,487	(2,392,867)
Partners’ capital, (net asset value) June 30, 2012	1,372.89	$1,213,249	10,857.82	$9,595,236	1,974.70	$1,726,488	29,559.55	$25,844,077	—	$—	278,752.82	$229,509,474	$721,189,946

Net asset value per unit at December 31, 2011		$874.34				$866.22				$822.60

Net asset value per unit at June 30, 2012		$883.72				$874.31				$823.34

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

There were no assets allocated to GP 5, GP 6, or GP 11 as of June 30, 2013.

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

Set forth in Note 10 are instruments and transactions eligible for offset in the consolidated statement of financial condition and which are subject to derivative clearing agreements with the Partnership’s clearing brokers.  Each clearing broker nets margin held on behalf of the Partnership or payment obligations of the clearing broker to the Partnership against any payment obligations of the Partnership to the clearing broker.  The Partnership is required to deposit margin at each clearing broker to meet the original and maintenance requirements established by that clearing broker, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded.  The derivative clearing agreements give each clearing broker a security interest in this margin to secure any liabilities owed to the clearing broker arising from a default by the Partnership.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are  more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. As of June 30, 2013, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2009.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At June 30, 2013 and December 31, 2012, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the periods ended June 30, 2013 and 2012, substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Fair value of exchange-traded futures contracts and options on futures contracts are based upon exchange settlement prices as of the last business day of the reporting period. These financial instruments are classified in Level 1 of the fair value hierarchy. The Partnership values forward contracts and options on forward contracts based on the average bid and ask price of quoted forward spot prices obtained as of the last business day of the reporting period, and forward contracts and options on forward contracts are classified in Level 2.

The Partnership values bank deposits, which consist of interest bearing demand deposits and are included in cash and cash equivalents in the statements of financial condition, at face value plus accrued interest, which approximates fair value based on prevailing interest rates, and these financial instruments are classified in Level 1 of the fair value hierarchy.

U.S. Government securities, U.S. Government-sponsored enterprise securities and commercial paper are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market. The Partnership compares market prices quoted by dealers to the cost plus accrued interest to ensure a reasonable approximation of fair value. These securities are classified in Level 2 of the fair value hierarchy.

The Partnership values corporate bonds at cost plus accrued interest, which approximates fair value. Corporate bonds purchased are of a high credit quality and have observable market price quotations. The fair value of corporate bonds is evaluated considering market prices of the issuer quoted by dealers. Corporate bonds are classified in Level 2 of the fair value hierarchy.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. and foreign futures contracts	$4,390,480	$—	$—	$4,390,480
Forward contracts	—	285,382	—	285,382
Options on futures contracts	20,797	—	—	20,797
Options on forward contracts		(152,674)		(152,674)
Cash and cash equivalents
Bank deposits	88,526	—	—	88,526
U.S. Commercial paper	—	127,379,820	—	127,379,820
Securities owned
U.S. Commercial paper	—	36,692,006	—	36,692,006
U.S. Government-sponsored enterprises	—	248,728,397	—	248,728,397
Corporate bonds	—	81,950,380	—	81,950,380
Total	$4,499,803	$494,883,311	$—	$499,383,114

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended June 30, 2013, the Partnership transferred securities owned, including U.S commercial paper of $15,999,008 and U.S. Government-sponsored enterprise securities of $228,724,592 from Level 1 to Level 2.  The Partnership believes that this transfer reflects a better classification of the instruments based on the inputs available and market activity levels of the securities described above.  There was no effect on the consolidated statement of operations for the six months ended June 30, 2013.  There were no other significant transfers among Levels 1, 2 and 3 during the six months ended June 30, 2013 and year ended December 31, 2012.

Note 3. Deposits with Brokers

The Partnership, through the Trading Companies, deposits assets with clearing brokers subject to CFTC regulations and various exchange and broker requirements. Margin requirements may be satisfied by the deposit of U.S. Treasury bills, Government- sponsored enterprise securities and/or cash with such clearing brokers. The Partnership earns interest income on its assets deposited with the clearing brokers.

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

Included in the total brokerage commission are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage commission line on the consolidated statements of operations. The brokerage commission amount in the amount of $8,267,826 and $17,200,745, respectively, for three and six months ended June 30, 2013 and $10,828,955 and $22,172,396, respectively, for three and six months ended June 30, 2012, are shown on the consolidated statements of operations.

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $426,157 and $884,713, respectively, for three and six months ended June 30, 2013 and $549,186 and $1,121,029, respectively, for three and six months ended June 30, 2012, are shown on the consolidated statements of operations.

Operating expenses of the Partnership are paid by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $367,811 and $764,128, respectively, for three and six months ended June 30, 2013 and $475,262 and $970,354, respectively, for three and six months ended June 30, 2012, are shown on the consolidated statements of operations.

Note 6. Subscriptions, Redemptions and Allocation of Net Income or Loss

Subscriptions received in advance, if any, represent cash received prior to June 30 for contributions of the subsequent month and do not participate in earnings of the Partnership until the following July.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Total return — Class A Units	(4.91)%	1.00%	(5.13)%	(0.44)%
Total return — Class B Units	(5.07)%	0.85%	(5.43)%	(0.76)%
Total return — Legacy 1 Class Units	(4.36)%	1.57%	(4.05)%	0.69%
Total return — Legacy 2 Class Units	(4.42)%	1.44%	(4.16)%	0.50%
Total return — Global 1 Class Units	(4.21)%	1.72%	(3.75)%	1.07%
Total return — Global 2 Class Units	(4.26)%	1.65%	(3.86)%	0.93%
Total return — Global 3 Class Units	(4.69)%	1.24%	(4.70)%	0.09%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	6.26%	6.39%	6.28%	6.38%
Incentive fees (2)	0.00%	0.58%	0.06%	0.81%
Total expenses	6.26%	6.97%	6.34%	7.19%
Net investment loss (1) (3)	(6.06)%	(6.15)%	(6.07)%	(6.13)%

(1) Annualized.

(2) Not annualized.

(3) Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and six months ended June 30, 2013 and 2012 (annualized).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The following per unit performance calculations reflect activity related to the Partnership for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Class A Units	2013	2012	2013	2012

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,213.59	$1,277.32	$1,216.37	$1,295.84
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(40.68)	40.96	(23.72)	45.64
Expenses net of interest income*	(18.92)	(28.14)	(38.66)	(51.34)
Total income (loss) from operations	(59.60)	12.82	(62.38)	(5.70)
Net asset value per unit at end of period	$1,153.99	$1,290.14	$1,153.99	$1,290.14

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Class B Units	2013	2012	2013	2012

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,021.07	$1,081.52	$1,024.97	$1,099.04
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(34.35)	34.63	(20.13)	38.69
Expenses net of interest income*	(17.40)	(25.47)	(35.52)	(47.05)
Total income (loss) from operations	(51.75)	9.16	(55.65)	(8.36)
Net asset value per unit at end of period	$969.32	$1,090.68	$969.32	$1,090.68

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Legacy 1 Class Units	2013	2012	2013	2012

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$878.96	$904.32	$876.10	$912.23
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(29.88)	28.83	(17.78)	32.05
Expenses net of interest income*	(8.45)	(14.60)	(17.69)	(25.73)
Total income (loss) from operations	(38.33)	14.23	(35.47)	6.32
Net asset value per unit at end of period	$840.63	$918.55	$840.63	$918.55

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Legacy 2 Class Units	2013	2012	2013	2012

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$866.97	$894.70	$864.60	$903.06
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(29.25)	28.61	(17.18)	31.87
Expenses net of interest income*	(9.07)	(15.72)	(18.77)	(27.34)
Total income (loss) from operations	(38.32)	12.89	(35.95)	4.53
Net asset value per unit at end of period	$828.65	$907.59	$828.65	$907.59

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Global 1 Class Units	2013	2012	2013	2012

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$849.59	$868.77	$845.52	$874.34
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(28.73)	28.25	(16.96)	31.57
Expenses net of interest income*	(7.01)	(13.30)	(14.71)	(22.19)
Total income (loss) from operations	(35.74)	14.95	(31.67)	9.38
Net asset value per unit at end of period	$813.85	$883.72	$813.85	$883.72

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Global 2 Class Units	2013	2012	2013	2012

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$838.99	$860.14	$835.49	$866.22
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(28.26)	27.52	(16.55)	30.91
Expenses net of interest income*	(7.52)	(13.35)	(15.73)	(22.82)
Total income (loss) from operations	(35.78)	14.17	(32.28)	8.09
Net asset value per unit at end of period	$803.21	$874.31	$803.21	$874.31

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Global 3 Class Units	2013	2012	2013	2012

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$779.82	$813.23	$779.90	$822.60
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(26.15)	25.96	(15.23)	29.26
Expenses net of interest income*	(10.40)	(15.85)	(21.40)	(28.52)
Total income (loss) from operations	(36.55)	10.11	(36.63)	0.74
Net asset value per unit at end of period	$743.27	$823.34	$743.27	$823.34

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

The amount of required margin and good faith deposits with the FCMs and interbank market makers usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs and interbank market makers at June 30, 2013 and December 31, 2012 was $61,602,299 and $94,093,764, respectively, which was 11.3% and 14.8% of the net asset value, respectively.

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

In the case of forward contracts, over-the-counter options contracts or swap contracts, which are traded on the interbank or other institutional markets rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a clearinghouse backed by a group of financial institutions; thus, there likely will be greater counterparty credit risk. The

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Partnership trades only with those counterparties that it believes to be creditworthy. All positions of the Partnership are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Partnership.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05. The monthly average futures contracts, forward contracts and options on futures contracts bought and sold was approximately 6,401 and 6,695, respectively, for three and six months ended June 30, 2013 and 9,273 and 8,363, respectively, for three and six months ended June 30, 2012. The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments June 30, 2013 and December 31, 2012

	Asset	Liability
	Derivatives*	Derivatives*
	6/30/2013	6/30/2013	Fair Value

Agricultural contracts	$1,530,399	$(1,158,760)	$371,639
Currencies contracts	6,101,506	(5,096,404)	1,005,102
Energy contracts	723,192	(1,113,068)	(389,876)
Interest rates contracts	2,542,602	(2,084,372)	458,230
Meats contracts	161,464	(92,240)	69,224
Metals contracts	12,909,763	(7,895,353)	5,014,410
Soft commodities contracts	263,079	(328,655)	(65,576)
Stock indices contracts	920,213	(2,839,381)	(1,919,168)

	$25,152,218	$(20,608,233)	$4,543,985

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2013 and 2012

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Type of Contract	June 30, 2013*	June 30, 2012*	June 30, 2013*	June 30, 2012*

Agriculturals contracts	$1,298,274	$(1,707,697)	$(1,477,013)	$(5,347,854)
Currencies contracts	(10,146,933)	(98,876)	(4,853,407)	(15,409,354)
Energy contracts	(13,322,470)	(8,170,645)	(16,662,161)	8,312,452
Interest rates contracts	(9,170,129)	43,835,597	(15,046,385)	27,840,667
Meats contracts	1,203,369	(482,758)	1,232,878	(377,806)
Metals contracts	13,357,594	2,045,251	12,038,152	(3,670,013)
Soft commodities contracts	(1,086,681)	4,261,334	1,253,762	3,462,588
Stock indices	353,796	(12,904,602)	16,981,353	18,118,924

	$(17,513,180)	$26,777,604	$(6,532,821)	$32,929,604

* The gains or losses on derivatives, including agriculturals, currencies, energy, interest rates, meats, metals, soft commodities and stock indices contracts are included in the realized and change in unrealized gains (loss) from futures and forward trading in the consolidated statement of operations.

Line Item in Consolidated Statement of	Three Months Ended		Six Months Ended
Operations	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net gain (loss) from futures and forward trading
Realized	$(15,812,188)	$27,684,339	$(7,305,220)	$41,476,447
Change in unrealized	(1,700,992)	(906,735)	772,399	(8,546,843)
Total realized and changed in unrealized net gain (loss) from futures and forward trading	$(17,513,180)	$26,777,604	(6,532,821)	32,929,604

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The tables below show the gross and net information related to derivatives eligible for offset in the Consolidated Statement of Financial Condition as of June 30, 2013 and December 31, 2013.

Offsetting of Derivative Assets

As of June 30, 2013

			Net amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$21,171,155	$(16,780,675)	$4,390,480
Forward contracts	3,871,540	(3,586,158)	285,382
Options on futures and forward contracts	109,523	(241,400)	(131,877)
Total derivatives	$25,152,218	$(20,608,233)	$4,543,985

Derivatives Assets and Collateral Received by Counterparty

As of June 30, 2013

	Net amount of
	Unrealized Gain
	Presented in	Gross Amounts Not Offset in the Consolidated
	the Consolidated	Statement of Financial Condition
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Bank of America N.A.	$169,273	$—	$—	$169,273
Deutsche Bank AG	(90,004)	—	—	(90,004)
Jefferies Bache, LLC	116,301	—	—	116,301
Newedge USA, LLC	1,106,192	—	—	1,106,192
R.J. O’Brien & Associates, LLC	834,300	—	—	834,300
UBS Securities LLC	2,407,923	—	—	2,407,923
Total	$4,543,985	$—	$—	$4,543,985

Offsetting of Derivative Assets

As of December 31, 2012

			Net amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition
U.S. and foreign futures contracts	$17,323,529	$(15,097,793)	$2,225,736
Forward contracts	7,254,268	(5,809,423)	1,444,845
Options on futures and forward contracts	10,638	—	10,638
Total derivatives	$24,588,435	$(20,907,216)	$3,681,219

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Derivatives Assets and Collateral Received by Counterparty

As of December 31, 2013

	Net amount of
	Unrealized Gain
	Presented in	Gross Amounts Not Offset in the Consolidated
	the Consolidated	Statement of Financial Condition
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Bank of America N.A.	$1,327,621	$—	$—	$1,327,621
Deutsche Bank AG	(178,677)	—	—	(178,677)
Jefferies Bache, LLC	724,791	—	—	724,791
Newedge USA, LLC	1,098,091	—	—	1,098,091
R.J. O’Brien & Associates, LLC	1,714,310	—	—	1,714,310
UBS Securities LLC	(1,004,917)	—	—	(1,004,917)
Total	$3,681,219	$—	$—	$3,681,219

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure. Subsequent to June 30, 2013, there were contributions and redemptions totaling approximately $3,005,000 and $13,000, respectively.

Additionally subsequent to June 30, 2013, Eagle Trading Systems Inc. was added as a commodity trading advisor and began trading for the Partnership on July 1, 2013.  Effective August 1, 2013, the Partnership no longer trades through Quantitative Investment Management LLC or Sunrise Capital Partners, LLC.

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

There were no assets allocated to GP 5, GP 6, or GP 11 as of June 30, 2013.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors retained by the general partner. Alder, Amplitude, Denali, EMC, ETC, Lynx, Quantica, QIM, Rabar, Sunrise, Transtrend and Winton serve as Grant Park’s commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of June 30, 2013, the general partner allocated between 5% to 20% of Grant Park’s net assets through the respective Trading Companies among its trading advisors Alder, Amplitude, Denali, EMC, ETC, Lynx, Quantica, QIM, Rabar, Sunrise, Transtrend and Winton. No more than 20% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of June 30, 2013:

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

Eagle Trading Systems Inc. was added as a commodity trading advisor and began trading for Grant Park effective July 1, 2013.  Effective August 1, 2013, Grant Park no longer trades through Quantitative Investment Management LLC or Sunrise Capital Partners, LLC.

Critical Accounting Policies

Grant Park’s most significant accounting policy is the valuation of its assets invested in U.S. and international futures and forward contracts, options contracts, other interests in commodities, and fixed income products. The majority of these investments are exchange-traded contracts, valued based upon exchange settlement prices. The remainder of its investments are non-exchange-traded contracts with valuation of those investments based on quoted forward spot prices and fixed income products, including securities of U.S. Government-sponsored enterprises, corporate bonds and commercial paper, which are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market. With the valuation of the investments easily obtained, there is little or no judgment or uncertainty involved in the valuation of investments, and accordingly, it is unlikely that materially different amounts would be reported under different conditions using different but reasonably plausible assumptions.

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

Valuation of Financial Instruments

Grant Park follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Grant Park records all investments at fair value in the financial statements. Changes in fair value from the prior period are recorded as unrealized gain or losses and are reported in the consolidated statement of operations. Fair value of exchange-traded futures contracts and options on futures contracts are based upon exchange settlement prices. Grant Park values forward contracts and options on forward contracts based on the average bid and ask price of quoted forward spot prices obtained. U.S. Government securities, securities of U.S. Government-sponsored enterprises, corporate bonds and commercial paper are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market. Grant Park compares market prices quoted by dealers to the cost plus accrued interest to ensure a reasonable approximation of fair value. Grant Park values bank deposits at face value plus accrued interest, which approximates fair value.

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and six months ended June 30, 2013 and 2012, are set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total return – Class A Units	(4.91)%	1.00%	(5.13)%	(0.44)%
Total return – Class B Units	(5.07)%	0.85%	(5.43)%	(0.76)%
Total return – Legacy 1 Class Units	(4.36)%	1.57%	(4.05)%	0.69%
Total return – Legacy 2 Class Units	(4.42)%	1.44%	(4.16)%	0.50%
Total return – Global 1 Class Units	(4.21)%	1.72%	(3.75)%	1.07%
Total return – Global 2 Class Units	(4.26)%	1.65%	(3.86)%	0.93%
Total return – Global 3 Class Units	(4.69)%	1.24%	(4.70)%	0.09%

Grant Park’s total net asset value at June 30, 2013 was approximately $543.8 million, at December 31, 2012 was approximately $636.7 million and at June 30, 2012 was approximately $721.2 million. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector for the three and six months ended June 30, 2013 and 2012.

	% Gain (Loss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Agriculturals	0.2%	(0.2)%	(0.3)%	(0.7)%
Currencies	(1.9)	—	(0.9)	(2.1)
Energy	(2.4)	(1.1)	(3.0)	1.2
Interest rates	(1.7)	6.1	(2.7)	3.9
Meats	0.2	(0.1)	0.2	(0.1)
Metals	2.5	0.3	2.2	(0.5)
Soft commodities	(0.2)	0.6	0.2	0.5
Stock indices	0.1	(1.8)	3.1	2.5
	(3.2)%	3.8%	(1.2)%	4.7%

Three months ended June 30, 2013 compared to three months ended June 30, 2012

For the three months ended June 30, 2013, Grant Park had a negative return of approximately 4.9% for the Class A units, a negative return of approximately 5.1% for the Class B units, a negative return of approximately 4.4% for the Legacy 1 Class units, a negative return of approximately 4.4% for the Legacy 2 Class units, a negative return of approximately 4.2% for the Global 1 Class units, a negative return of approximately 4.3% for the Global 2 Class units and negative return of approximately 4.7% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 3.2%, which were partially offset by gains of approximately 0.1% from interest income. These trading losses were increased by approximately 1.7% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2012, Grant Park had a positive return of approximately 1.0% for the Class A units, a positive return of approximately 0.9% for the Class B units, a positive return of approximately 1.6% for the Legacy 1 Class units, a positive return of approximately 1.4% for the Legacy 2 Class units, a positive return of approximately 1.7% for the Global 1 Class units, a positive return of approximately 1.7% for the Global 2 Class units and a positive return of approximately 1.2% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 3.8%, which were further increased by gains of approximately 0.1% from interest income. These trading gains were offset by approximately 2.8% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

For the six months ended June 30, 2013, Grant Park had a negative return of approximately 5.1% for the Class A units, a negative return of approximately 5.4% for the Class B units, a negative return of approximately 4.1% for the Legacy 1 Class units, a negative return of approximately 4.2% for the Legacy 2 Class units, a negative return of approximately 3.8% for the Global 1 Class units, a negative return of approximately 3.9% for the Global 2 Class units and negative return of approximately 4.7% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 1.2%, which were partially offset by gains of approximately 0.1% from interest income. These trading losses were increased by approximately 3.9% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2012, Grant Park had a negative return of approximately 0.4% for the Class A units, a negative return of approximately 0.8% for the Class B units, a positive return of approximately 0.7% for the Legacy 1 Class units, a positive return of approximately 0.5% for the Legacy 2 Class units, a positive return of approximately 1.1% for the Global 1 Class units, a positive return of approximately 0.9% for the Global 2 Class units and a positive return of approximately 0.1% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 4.7%, which were further increased by gains of approximately 0.1% from interest income. These trading gains were offset by approximately 5.2% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2013

Natural gas markets fell nearly 11.5% in the second quarter as elevated domestic inventories and reduced demand caused by abnormally cool temperatures in the U.S. put pressure on prices.  Crude oil markets finished lower due to weak forecasts for industrial demand prompted by disappointing Eurozone and Chinese manufacturing data.  Declines in the crude oil markets were nearly offset by quarter-end as civil unrest in the Middle East spurred supply concerns.

Wheat prices fell as U.S. Department of Agriculture reports showed a large increase in year-over-year wheat acreage.  Corn prices also declined as rainfall in the Midwest supported crop forecasts.  Coffee prices moved nearly 13% lower due to strong output from Brazil.

Gold prices plunged almost 23.5% in the second quarter as depressed demand was spurred by equity market rallies and a strong U.S. dollar.  The biggest move in gold came in April when news broke that Cyprus would need to sell gold reserves to help fund its banking system bailout, which caused a 9% decline in gold prices in a single day.  Base metals markets also finished weaker, under pressure from weak industrial demand amidst concerns surrounding the Eurozone and Chinese economies.

The Australian and New Zealand dollars posted large losses for the quarter as declines in the commodities markets put pressure on the currencies.  The downtrend in the Japanese yen continued as the Bank of Japan showed no signs of letting up quantitative easing throughout the quarter.  The U.S. dollar finished mildly stronger, supported by beliefs the Federal Reserve may soon begin to taper bond buying.

Global equity markets predominantly rose as bullish economic indicators in the U.S. bolstered risk appetite.  The Japanese Nikkei 225 registered a 10% increase as a weaker Japanese yen benefitted the nation’s export industries.

Global fixed-income markets finished generally lower as gains in the equity markets reduced safe-haven demand.  Speculation the U.S. Federal reserve will soon begin to taper bond buying also played a large role in driving debt markets down.

Key trading developments for Grant Park during the first six months of 2013 included the following:

January. Grant Park recorded gains during the month. Class A units were up 1.47%, Class B units were up 1.42%, Legacy 1 Class units were up 1.66%, Legacy 2 Class units were up 1.64%, Global 1 Class units were up 1.69%, Global 2 Class units were up 1.67% and Global 3 Class units were up 1.53%. The Japanese yen continued to depreciate as Prime Minister Abe announced plans to pursue aggressive monetary expansion. In the process, the yen fell to a 30-month low against the U.S. dollar and a 21-month low against the euro. Reports indicating increased economic confidence in the Eurozone also helped to push the euro to its highest point against the U.S. dollar since December 2011. Crude oil markets rallied over 6%, to a new four-month high following an unexpected drop in inventories. Gasoline Blendstock markets also rose, driven higher by scheduled refinery maintenance in the Gulf of Mexico and constricted supplies in New York Harbor. The Japanese Nikkei 225 extended a 12-week winning streak and ended the month with a gain of nearly 7%. A materially weaker yen and optimism for recovering export industries in Japan fostered investor confidence and drove the rally. The S&P 500 Index passed 1,500 for the first time in five years as it gained over 5% in January. Upward price action near month-end was driven by the release of better-than-expected earnings reports. German Bund markets fell on news that European banks plan to pay off €137 billion in bailout loans. Strong demand at an Italian 5- and 10-year bond auction added to downward pressure on Bund markets. Corn and soybean prices rallied over 6% and 3%, respectively, due to speculative buying in reaction to the possibility of continued drought conditions in Argentina and Brazil. In the foods markets, sugar prices fell in January because of stronger-than-expected global supply forecasts. Silver markets gained as investors sought to hedge against inflation and currency debasement as the U.S., China and Japan announced plans of sustained economic stimulus. Base metals rallied towards the end of the month as investors began to speculate that the U.S. and China were going to release positive economic data in the beginning of February.

February. Grant Park recorded losses during the month. Class A units were down 2.86%, Class B units were down 2.91%, Legacy 1 Class units were down 2.68%, Legacy 2 Class units were down 2.70%, Global 1 Class units were down 2.63%, Global 2 Class units were down 2.65% and Global 3 Class units were down 2.79%. The Japanese yen continued to depreciate as the Japanese Prime Minister Abe continues a program of sustained monetary stimulus in hopes of aiding Japan’s ailing export industries. Political uncertainty in Italy and the U.S. put downward pressure on the euro, which fell by nearly 4%. Crude oil markets declined in excess of 5% because of growing inventories, a struggling Italian economy, and positive rhetoric out of Iran regarding its relations with the West. Natural gas markets rallied more than 4% as sustained cold weather in the U.S. and falling inventories supported increased prices. Revised 4Q 2012 GDP figures showed the U.S. economy expanded slightly, as opposed to earlier reports of contraction. This increased investor risk appetite and helped the S&P 500 advance by more than 1%. The Nikkei 225 continued to advance, gaining over 3% for the month as a weakening yen supported Japanese export industries. Italian bond yields soared after national elections did not produce a clear majority in the upper house. The resulting political gridlock added to the uncertainty regarding the bailout conditions outlined by the European Central Bank last fall. As a result, investors fled to German bond markets, which drove Bund prices up by 2%. Falling exports, a positive outlook regarding crop yields, and decreasing demand for ethanol caused corn prices to fall more than 2%. Wheat prices plummeted more than 9% as persistent precipitation in wheat-producing states eased concerns about crop-growing conditions. Gold prices declined by 5% as optimism regarding the global economic recovery gave hedge fund investors enough confidence to liquidate gold positions in favor of stocks. Copper prices fell by more than 5% as a result of reduced industrial demand.

March. Grant Park recorded gains during the month. Class A units were up 1.22%, Class B units were up 1.17%, Legacy 1 Class units were up 1.40%, Legacy 2 Class units were up 1.39%, Global 1 Class units were up 1.47%, Global 2 Class units were up 1.45% and Global 3 Class units were up 1.30%. The Australian dollar strengthened against counterparts as bullish economic indicators reduced the likelihood of further quantitative easing by the Reserve Bank of Australia. The Japanese yen sustained its downward trend as the Bank of Japan continued to ease monetary policy and depreciate the currency. Crude oil markets advanced over 5% as signs of a stronger economy in the U.S. and record-high stock markets fueled prices. Natural gas prices rose more than 15% because of sustained cold weather across the U.S. Positive news regarding the U.S. economy and improved investor sentiment drove the S&P 500 to record highs. Bullish U.S. housing data also supported higher share prices. Conversely, European equity markets fell on concerns that the ongoing political and financial instability in Italy and Cyprus would slow the economic recovery in the Eurozone. German Bund markets rose as investors sought safe-haven assets after European policymakers failed to make progress in Cyprus. The price of ten-year U.S. Treasury Notes fell modestly, pressured by positive U.S. housing and manufacturing data. Sugar markets fell to their lowest levels in nearly three years as forecasts for record Brazilian crop yields weighed heavily on prices. Corn, wheat, and soybean markets experienced declines after the U.S. Department of Agriculture raised supply estimates. Copper prices fell over 3% as speculators believed the European banking crisis would further depress industrial demand in the Eurozone. Precious metals markets rallied as expectations of further quantitative easing in the U.S. and Europe fueled demand for gold and silver as a means to hedge against inflation.

April. Grant Park recorded gains during the month. Class A units were up 1.01%, Class B units were up 0.96%, Legacy 1 Class units were up 1.19%, Legacy 2 Class units were up 1.17%, Global 1 Class units were up 1.22%, Global 2 Class units were up 1.20% and Global 3 Class units were up 1.06%.  The Australian dollar depreciated against counterparts after poor economic data renewed fears of a global economic slowdown and decreased the demand for higher-yielding assets. The Japanese yen continued to weaken as the Bank of Japan continued to expand its long-term debt purchases.  Crude oil was down nearly 4% as demand forecasts fell in response to weak economic data from the European and Chinese economies.  Despite finishing lower, crude oil ended April on a slight rally spurred by refinery maintenance in Nigeria.  Natural gas prices rose as unseasonably cold weather continued across the U.S.  The Nikkei 225 gained nearly 12% on speculation that the ongoing aggressive quantitative easing by the Bank of Japan will continue to bolster Japan’s export industries.  The S&P 500 ended a whipsaw month slightly positive.  Bullish earnings reports and upbeat housing data were the main drivers behind the late-month rally.  The price for U.S. 30-year Treasury bonds gained more than 3% as disappointing U.S., Chinese, and Eurozone data weighed on investor sentiment in early April.  Corn prices fell as rainfall in key corn-producing states provided optimism for the 2013 crop yield.  Cotton prices declined nearly 3% as strong supplies continued to add to already substantial inventories. Gold prices plummeted nearly 9% in one day due to liquidations which were prompted by news that Cyprus would sell a portion of its gold reserves to help fund its bailout.  By month-end, gold markets retraced slightly, driven by U.S. dollar weakness, but finished the month down 7.7%.

May. Grant Park recorded losses during the month. Class A units were down 2.83%, Class B units were down 2.88%, Legacy 1 Class units were down 2.66%, Legacy 2 Class units were down 2.67%, Global 1 Class units were down 2.61%, Global 2 Class units were down 2.63% and Global 3 Class units were down 2.76%. The value of the Australian dollar fell compared to counterpart currencies in reaction to optimistic U.S. economic data, which put downward pressure on higher-yielding currencies. The Japanese yen continued in response to the Bank of Japan’s aggressive monetary easing policy.  Natural gas prices fell 7% during a volatile month.  The movement was driven by weak demand, which was spurred by moderate temperatures in the U.S. Crude oil prices ended modestly lower, following weak Eurozone economic growth data.  The S&P 500 posted monthly gains in reaction to positive economic indicators in the U.S. which included improved consumer sentiment, employment, and housing data.   In Asia, the Japanese Nikkei 225 and Hong Kong Hang Seng Index declined following the release of weak manufacturing data from China.  U.S. Treasury markets fell as investors liquidated debt positions due to fears the U.S. Federal Reserve may soon begin to taper bond-buying.  German Bund marks fell sharply as stock indices in the U.S. and Europe experienced sharp rallies, which put pressure on safe-haven demand in the region.  Corn prices fell in May as sustained rainfall in key farming areas supported forecasts for strong yields.  Coffee prices tumbled by nearly 6% and reached three and a half year lows as Brazilian output continued to increase.  U.S. dollar strength caused precious metal markets to continue their price downtrends.  Gold and silver dropped by 5.5% and 8%, respectively, throughout the month.  Base metals markets generally registered gains as equity market strength in North America and the Eurozone supported industrial demand forecasts.

June. Grant Park recorded losses during the month. Class A units were down 3.12%, Class B units were down 3.18%, Legacy 1 Class units were down 2.91%, Legacy 2 Class units were down 2.93%, Global 1 Class units were down 2.83%, Global 2 Class units were down 2.85% and Global 3 Class units were down 3.01%.  The U.S. dollar finished June nearly flat, as weakness ahead of the U.S. unemployment report was offset by gains prompted by speculation about a reduction in the U.S. Federal Reserve’s bond-buying program.  The Canadian dollar declined due to weak domestic retail sales data and steep declines in commodities prices.  In Asia, the Japanese yen rallied as investors attempted to take profits from the yen’s recent downtrend.  Crude oil markets rallied nearly 5% as U.S. Energy Information Administration reported a larger-than-expected decrease in U.S. inventories.  Supply concerns, which stemmed from political and civil unrest in the Middle East, added to gains.  Natural gas markets experienced a sharp decline as elevated inventories and mild temperatures in the U.S. weighed on prices.  Global equity markets generally declined in June.  The main drivers behind the selloff included concerns surrounding the impact of a shift in U.S. monetary policy, weak Eurozone manufacturing and growth data, and uncertainty surrounding the outlook for the Chinese economy.   U.S. Treasury markets finished sharply weaker, driven lower by concerns surrounding the Federal Reserve’s plans to scale back bond buying.  Wheat markets fell sharply due to increased year-over-year acreage in the U.S. and weak export data.  Sugar prices fell in response to forecasts that global supplies will continue to outpace demand.  Cotton prices rallied in excess of 4%, propelled by strong Chinese demand and supply weakness from India.  Gold and silver markets both fell in excess of 12% due to depressed precious metals demand fostered by bullish U.S. economic indicators throughout June.  U.S. dollar strength also contributed to weakness in the precious metals markets.  Base metals prices predominantly fell, under pressure from weak industrial demand forecasts supported by disappointing Eurozone data and tight credit conditions in China.

Six months ended June 30, 2012

Natural gas markets rallied nearly 33% as elevated temperatures in the U.S. created stronger demand. Crude oil prices fell to an eight-month low as reports from the U.S. Energy Information Administration indicated a 22-year high in domestic inventories. Weak industrial demand forecasts also contributed to the decline in natural gas.

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

U.S. Treasury and German Bund markets finished the second quarter of 2012 strongly higher as safe haven buying supported by Eurozone concerns caused a surge in prices. Rising interest rate yields in Italy and France and fears that the Spanish Banking system would be unable to avoid collapse, despite the efforts of the European Central Bank, also drove prices higher.

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

February. Grant Park recorded gains during the month. Class A units were up 0.80%, Class B units were up 0.75%, Legacy 1 Class units were up 1.00%, Legacy 2 Class units were up 0.98%, Global 1 Class units were up 0.96%, Global 2 Class units were up 0.94% and Global 3 Class units were up 0.79%. The euro and Swiss franc posted strong gains against counterparts following the announcement of the new Greek debt plan. Rising consumer confidence in Germany also boded well for the euro and franc. The Japanese yen weakened sharply following reports that the nation’s current account surplus had fallen to a 15-year low and on speculation of further monetary easing by the Bank of Japan. Crude oil prices rallied nearly 10% due to potential supply concerns stemming from ongoing tensions between Iran and Western nations. U.S. Energy Information Administration Reports showing increased petroleum byproduct production supported crude oil prices. Natural gas markets moved lower following decreased heating demand caused by this winter’s abnormally warm weather. U.S. equity markets moved higher to levels unseen since pre-2008 due to optimistic economic data and strong earnings reports from key U.S. firms. European and Asian markets moved higher as well, fueled by optimism surrounding Greece and strong industrial production data from the UK, Germany, and China. Positive economic data and an overall positive outlook for the Eurozone weighed on the global debt markets, moving prices lower. Moody’s Investors Service downgraded several European nations near month-end, which had a bullish impact on the Bund markets and nearly offset early-month losses. Soybean prices rose after the release of strong U.S. grains export data and news that the Chinese and U.S. governments had agreed to cooperate on farm trade. Wheat markets registered profits because of reports the Russian government was contemplating another grain export tax. Reports which showed depressed agriculture production in Brazil had a bullish effect on the sugar markets and drove prices over 12% higher. Precious metals posted gains due to a surge in safe-haven buying amidst tensions regarding the Iranian nuclear program. Speculation that the U.S. government may begin another round of stimulus activity also added to precious metals profits. Base metals markets moved higher due to the Chinese government’s decision to ease lending policies and on the belief that the signed Greek debt deal would help the ailing Eurozone economy.

March. Grant Park recorded losses during the month. Class A units were down 2.21%, Class B units were down 2.27%, Legacy 1 Class units were down 2.03%, Legacy 2 Class units were down 2.04%, Global 1 Class units were down 1.97%, Global 2 Class units were down 1.99% and Global 3 Class units were down 2.13%. The Japanese yen declined sharply as investors believed the Bank of Japan was considering new economic stimulus initiatives. The Swiss franc strengthened against international counterparts due to reports which showed an upward revision to recent economic growth data. The U.S. dollar also posted gains as investors moved their focus to the U.S. markets amidst growing concerns regarding the Eurozone debt markets. Natural gas prices declined nearly 19% in March as steadily rising domestic inventories and mild temperatures across the U.S. put pressure on prices. Crude oil markets fell due to speculation U.S. officials were considering tapping emergency oil reserves. Decreased demand from China for crude oil also weighed on prices. North American equity markets rallied due to bullish economic data in the U.S. and strong earnings forecasts for the first quarter. Japanese equity indices rose to levels unseen since last year’s devastating earthquake due to strong forecasts for the nation’s export industries stemming from yen weakness. German Bund prices declined because of early-month optimism surrounding the new Greek debt deal. U.S. Treasury markets also experienced setbacks as rallies in the equity markets and bullish intramonth economic indicators put pressure on demand for safe-haven assets. Soybean prices moved higher due to increased demand for U.S. crops after severe droughts in South America impacted supplies. Corn and wheat markets moved lower as favorable weather conditions in key U.S. farming regions lifted supply forecasts. Sugar prices also declined due to speculation that global supplies could begin to outpace demand. Precious metals markets fell due to a decrease in safe-haven demand fostered by bullish economic data in the U.S. Base metal markets declined as renewed Eurozone debt concerns, stemming from troubling reports in Spain and Portugal, weighed heavily on industrial demand forecasts.

April. Grant Park recorded gains and losses during the month. Class A units were down 0.00%, Class B units were down 0.05%, Legacy 1 Class units were up 0.18%, Legacy 2 Class units were up 0.16%, Global 1 Class units were up 0.27%, Global 2 Class units were up 0.25% and Global 3 Class units were up 0.10%. The euro weakened against major currencies over renewed debt default concerns for smaller Eurozone nations. The Japanese yen strengthened sharply following the Bank of Japan’s decisions to keep interest rates unchanged and to employ new stimulus initiatives, which speculators viewed as harbingers for an improved Japanese economy. Natural gas prices rallied in excess of 7% in April due to news that U.S. producers were considering slowing production because of record-high domestic inventories. Crude oil prices moved modestly higher, supported by better-than-expected manufacturing data from Europe and China. European equity markets experienced declines due to a weaker economic outlook for Europe stemming from the downgrading of Spanish debt. Japanese equity markets predominantly fell as a strong yen weighed on the nation’s export industries. U.S. equity prices finished mixed as bearish economic data was offset by strong first-quarter earnings reports from key U.S. firms. German Bund markets moved strongly higher as investors sought safer investments amidst ongoing turmoil in the sovereign debt markets of several smaller European nations. The U.S. Treasury markets also rallied, supported by weak economic indicators in the U.S. and data showing slowing Chinese economic growth. Soybean markets rallied sharply following continued supply concerns that stemmed from production disruptions in South America. Conversely, wheat prices declined because of favorable weather conditions in the Midwest, which supported supply forecasts. Base metals markets were generally flat as the bearish impact of slowing Chinese economic growth was offset by the bullish influence of weaker-than-expected U.S. jobless claims data. Gold markets fell slightly, unable to overcome early-month losses stemming from U.S. dollar strength.

May. Grant Park recorded gains during the month. Class A units were up 6.19%, Class B units were up 6.13%, Legacy 1 Class units were up 6.24%, Legacy 2 Class units were up 6.16%, Global 1 Class units were up 6.32%, Global 2 Class units were up 6.27% and Global 3 Class units were up 6.16%. The euro fell to a recent low as investors were concerned about the economic impact of a Greek exit from the European Union.  Growing uncertainty surrounding the Spanish debt markets, coupled with steadily rising borrowing costs, also pressured the euro.  The U.S. dollar benefitted from the euro’s weakness as investors shifted their focus towards safe-haven dollar-denominated assets.   Crude oil prices declined nearly 18% after the U.S. Energy Information Administration reported domestic inventories rose to 22-year highs.  Ongoing forecasts of weak industrial demand and a bearish outlook for the global economy also added to declines.  Natural gas markets moved modestly higher as warmer weather in the U.S. supported energy demand.  Global equity markets fell as weak global economic indicators weighed on investor sentiment.  In the U.S., news that J.P. Morgan had incurred over $2 billion in losses due to bad trades in the credit-derivatives markets added to equity market pressure. U.S. Treasury and German Bund markets finished May substantially higher as the financial and political instability in Europe drove investors across the globe towards safer assets. Ailing Spanish and Italian debt markets, continued political uncertainty in Greece, and the threat of a Greek exit from the Eurozone all contributed to increase safe-haven demand. Corn prices fell sharply due to favorable weather conditions in key farming regions and weaker-than-expected export sales data. In the foods markets, coffee and sugar prices decreased as speculators forecasted depressed demand due to the ongoing financial turmoil in Europe. Gold markets tumbled in May as a stronger U.S. dollar prompted investors to liquidate dollar-hedging gold positions. Base metals markets also experienced setbacks as demand fell due to fears of slowing growth in China. Weak Chinese and European industrial production data also contributed to the decline in base metals prices.

June. Grant Park recorded losses during the month. Class A units were down 4.88%, Class B units were down 4.93%, Legacy 1 Class units were down 4.57%, Legacy 2 Class units were down 4.60%, Global 1 Class units were down 4.59%, Global 2 Class units were down 4.59% and Global 3 Class units were down 4.73%. The euro rallied sharply against counterparts following reports that Eurozone officials were planning to come to the aid of the ailing European banking sector. The Japanese yen declined because of fears surrounding further intervention by the Bank of Japan to counter recent strength in the yen. Crude oil markets breached an eight-month low after the U.S. Energy Information Administration reported steadily rising domestic supplies. Weak demand forecasts followed disappointing industrial production reports and the ongoing financial turmoil in Europe weighed on oil prices. Elevated temperatures in the U.S. created strong demand for natural gas and prices increased over 13% higher. Global equity markets rose due to speculation that Eurozone officials were beginning to prepare to take positive steps towards aiding the ailing economies of Greece, Portugal, and Spain. Anticipation that the U.S. Federal Reserve would soon be announcing new stimulus initiatives also boded well for the equity markets. Global fixed-income markets declined as investors shifted their focus towards riskier assets and away from safe-haven debt instruments. Potential improvement in the financial situation in Europe was a main driver in reducing global safe-haven demand. U.S. grains markets moved sharply higher as supply concerns fostered by ongoing warm and dry weather in the Midwest supported prices. Ongoing droughts in Russia reduced wheat supply forecasts which, in turn, grains prices. Sugar prices rallied as a result of processing delays in Brazil caused by heavy rain. Gold prices finished June modestly higher due to investor beliefs that further quantitative easing by the U.S. Federal Reserve was imminent. Base metals markets posted mixed results as the bearish impact of weak industrial production data was offset by hopes that upcoming stimulus activity in the U.S. and abroad would stimulate industrial demand in the global economy.

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

In addition to market risk, when entering into commodity interest contracts there is a credit risk that a counterparty will not be able to meet its obligations to Grant Park. The counterparty for futures and options on futures contracts traded in the United States and on most non-U.S. futures exchanges is the clearing organization associated with such exchange. In general, clearing organizations are backed by the corporate members of the clearing organization who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk.

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

Grant Park uses an Aggregate Returns Volatility method to calculate VaR for the portfolio. The method consists of creating a historical price time series for each instrument or its proxy instrument for the past 200 days, and then measuring the standard deviation of that return history. Then, using a normal distribution (a normal distribution curve has a mean of zero and a standard deviation of one), the standard deviation measurement is scaled up in order to achieve a result in line with the 95% degree of confidence, which corresponds to a scaling factor of approximately 1.645 times of standard deviations.

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

The composition of Grant Park’s trading portfolio, based on the nature of its business of speculative trading of futures, forwards and options, can change significantly, over any period of time, including a single day of trading. These changes can have a positive or negative material impact on the market risk as measured by VaR.

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of June 30, 2013 and December 31, 2012 and the trading gains/losses by market category for the six months ended June 30, 2013 and the year ended December 31, 2012. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of June 30, 2013, Grant Park’s net asset value was approximately $543.8 million. As of December 31, 2012, Grant Park’s net asset value was approximately $636.7 million.

	June 30, 2013
Market Sector	Value at Risk*	Trading Gain/(Loss)

Metals	0.3%	2.2%
Stock indices	0.3	3.1
Currencies	0.2	(0.9)
Agriculturals/softs/meats	0.1	0.1
Interest rates	0.1	(2.7)
Energy	0.0	(3.0)

Aggregate/Total	0.5%	(1.2)%

	December 31, 2012
Market Sector	Value at Risk*	Trading Gain/(Loss)

Currencies	0.5%	(0.8)%
Interest rates	0.3	2.3
Stock indices	0.3	5.3
Energy	0.1	(0.6)
Metals	0.1	(2.0)
Agriculturals/softs/meats	0.1	(0.7)

Aggregate/Total	0.6%	3.5%

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

Material Limitations of Value at Risk as an Assessment of Market Risk

Past market risk factors will not always result in an accurate prediction of future distributions and correlations of future market movements. Changes in the portfolio value caused by market movements may differ from those measured by the VaR model. The VaR model reflects past trading positions, while future risk depends on future trading positions. VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated within one day. The historical market risk data for the VaR model may provide only limited insight into the losses that could be incurred under unusual market movements. The magnitude of Grant Park’s open positions creates a risk of ruin not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions-unusual, but historically recurring from time to time-could cause Grant Park to incur severe losses over a short period of time. The value at risk table above, as well as the past performance of Grant Park, gives no indication of this risk of ruin.

Non-Trading Risk

Grant Park has non-trading market risk on its foreign cash balances not needed for margin. However, these balances, as well as the market risk they represent, are immaterial. Grant Park may also have non-trading market risk as a result of investing a substantial portion of its available assets in U.S. Treasury bills. The market risk represented by these investments is also immaterial.

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of June 30, 2013, by market sector.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel, and zinc. As of June 30, 2013, in the precious metals sector Grant Park had short positions in gold, platinum, silver, and palladium.  In the base metals markets, Grant Park was short aluminum, copper, zinc, nickel and tin, and long lead.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, China, Taiwan, South Africa, India, Turkey, Singapore, South Korea, and Australia.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of June 30, 2013, Grant Park was predominantly long equities in the U.S., Eurozone, United Kingdom, Japan, Australia, and Taiwan and short equities in Hong Kong, China, India, Sweden, Canada, South Africa, Turkey, Singapore, and Mexico.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of June 30, 2013, Grant Park was long the U.S. dollar against the Japanese yen, British pound, Australian dollar, New Zealand dollar, Canadian dollar, and Mexican peso, and short the U.S. dollar against the euro and Swiss franc.  In general, a stronger U.S. dollar against most major currencies would benefit Grant Park.

Grains/Foods/Industrials

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of June 30, 2013, in the grains markets, Grant Park had short positions in soybean oil, wheat, corn, and rough rice, and long positions in soybeans, soybean meal, and oats.  In the livestock markets, Grant Park was short live cattle, feeder cattle, and long lean hogs.  In the foods/industrials markets, Grant Park was short sugar, coffee, cocoa, orange juice, and rubber, and long cotton and crude palm oil.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, Singapore, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of June 30, 2013, Grant Park was predominantly short interest rate instruments in the Eurozone, United Kingdom, U.S., Canada, Japan, and Singapore and long interest rate instruments in Australia and New Zealand.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America.  As of June 30, 2013, the energy market exposure of Grant Park was predominantly long crude oil and natural gas and short Brent crude, heating oil, gas oil, gasoline Blendstock, kerosene and Phelix Baseload futures. Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in these markets.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of June 30, 2013.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2012, in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

Issuer Purchases of Equity Securities

(c)           The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended June 30, 2013.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)

04/01/2013 through 04/30/2013	827.32	$1,225.88	7,277.93	$1,030.88	74.07	$889.45	464.10	$877.14	121.43	$859.94	727.30	$849.04	5,433.86	$788.09	14,926.01	(2)
05/01/2013 through 05/31/2013	1,585.29	$1,191.14	5,650.69	$1,001.14	57.58	$865.83	457.50	$853.68	88.59	$837.52	425.30	$826.73	6,638.40	$766.31	14,903.35	(2)
06/01/2013 through 06/30/2013	723.98	$1,153.99	6,667.68	$969.32	0.00	$840.63	518.00	$828.65	124.97	$813.85	896.65	$803.21	7,006.53	$743.27	15,937.81	(2)
Total	3,136.59	$1,191.73	19,596.30	$1,001.36	131.65	$879.12	1,439.60	$852.24	334.99	$836.82	2,049.25	$824.36	19,078.79	$764.05	45,767.17	(2)

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

101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.+

+ In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.1 shall not be deemed to be “filed” for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: August 14, 2013	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)