Form 10-Q
period 2013-09-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2013-11-14
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  September 30, 2013

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

QUARTER ENDED SEPTEMBER 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Equity in brokers’ trading accounts:
Cash	$77,449,598	$94,093,764
Unrealized gain (loss) on open contracts, net	(2,851,650)	3,681,219
Total equity in brokers’ trading accounts	74,597,948	97,774,983

Cash and cash equivalents	102,848,527	204,384,040
Securities owned, at fair value (cost $325,279,464 and $358,405,739, respectively)	325,611,997	358,679,830
Interest receivable	13,979	34,479
Total assets	$503,072,451	$660,873,332

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Brokerage commission payable	$2,930,074	$3,785,102
Organization and offering costs payable	121,458	158,430
Accrued operating expenses	104,642	136,985
Pending limited partner additions	686,511	3,226,078
Redemptions payable to limited partners	18,071,953	16,826,687
Total liabilities	21,914,638	24,133,282

Partners’ Capital (Net Asset Value)
General Partner
Class A (763.99 and 2,499.78 units outstanding at September 30, 2013 and December 31, 2012, respectively)	852,419	3,040,653
Legacy 1 Class (1,025.00 units outstanding at both September 30, 2013 and December 31, 2012)	837,921	897,998
Legacy 2 Class (1,000.00 units outstanding at both September 30, 2013 and December 31, 2012)	805,333	864,602
Global 1 Class (1,372.89 units outstanding at both September 30, 2013 and December 31, 2012)	1,088,088	1,160,812
Global 2 Class (1,974.70 units outstanding at both September 30, 2013 and December 31, 2012)	1,543,606	1,649,835
Limited Partners
Class A (19,631.83 and 25,707.33 units outstanding at September 30, 2013 and December 31, 2012, respectively)	21,904,256	31,269,640
Class B (252,629.15 and 322,257.31 units outstanding at September 30, 2013 and December 31, 2012, respectively)	236,377,138	330,303,791
Legacy 1 Class (3,638.94 and 4,395.66 units outstanding at September 30, 2013 and December 31, 2012, respectively)	2,974,775	3,851,016
Legacy 2 Class (8,988.00 and 12,793.52 units outstanding at September 30, 2013 and December 31, 2012, respectively)	7,238,325	11,061,307
Global 1 Class (10,810.40 and 12,449.60 units outstanding at September 30, 2013 and December 31, 2012, respectively)	8,567,792	10,526,414
Global 2 Class (21,742.19 and 27,930.65 units outstanding at September 30, 2013 and December 31, 2012, respectively)	16,995,696	23,335,702
Global 3 Class (252,671.78 and 280,522.12 units outstanding at September 30, 2013 and December 31, 2012, respectively)	181,972,464	218,778,280
Total partners’ capital (net asset value)	481,157,813	636,740,050
Total liabilities and partners’ capital (net asset value)	$503,072,451	$660,873,332

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

September 30, 2013

(Unaudited)

Futures, Forwards, and Options on Futures and Forward Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(334,283)	(0.07)%	$949,817	0.20%	$615,534	0.13%
Currencies	$2,960,152	0.62%	$(232,566)	(0.05)%	$2,727,586	0.57%
Energy	$(1,246,955)	(0.26)%	$85,485	0.02%	$(1,161,470)	(0.24)%
Interest rates	$616,267	0.12%	$(261,396)	(0.05)%	$354,871	0.07%
Meats	$86,149	0.02%	$(3,248)	(0.00)%	$82,901	0.02%
Metals	$(201,505)	(0.04)%	$3,570	0.00%	$(197,935)	(0.04)%
Soft commodities	$353,390	0.07%	$46,632	0.01%	$400,022	0.08%
Stock indices and single stock futures	$(533,541)	(0.11)%	$(22,125)	(0.01)%	$(555,666)	(0.12)%
Total U.S. Futures Positions	$1,699,674		$566,169		$2,265,843

Foreign Futures Positions:
Agriculturals	$—	0.00%	$(2,860)	(0.00)%	$(2,860)	(0.00)%
Energy	$(868,974)	(0.18)%	$12,300	0.00%	$(856,674)	(0.18)%
Interest rates	$2,126,961	0.44%	$(3,146,914)	(0.65)%	$(1,019,953)	(0.21)%
Metals	$(598,600)	(0.12)%	$(861,175)	(0.18)%	$(1,459,775)	(0.30)%
Soft commodities	$11,411	0.00%	$8,149	0.00%	$19,560	0.00%
Stock indices	$(1,648,298)	(0.34)%	$11,579	0.00%	$(1,636,719)	(0.34)%
Total Foreign Futures Positions	$(977,500)		$(3,978,921)		$(4,956,421)
Total Futures Contracts	$722,174	0.15%	$(3,412,752)	(0.71)%	$(2,690,578)	(0.56)%

Forward Contracts *
Currencies	$146,763	0.03%	$(307,835)	(0.06)%	$(161,072)	(0.03)%

Options on Forward Contracts *
Currencies	$104,246	0.02%	$(104,246)	(0.02)%	$—	0.00%

Total Futures, Forward and Options on Futures and Forward Contracts	$973,183	0.20%	$(3,824,833)	(0.79)%	$(2,851,650)	(0.59)%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2013

(Unaudited)

Securities owned

U.S. Commercial paper

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$4,800,000	11/14/2013	National Grid plc, 0.4% (cost of $4,795,093)	$4,797,653	1.00%

U.S. Government-sponsored enterprises

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$192,700,000	11/18/2013-7/15/2016	Federal Farm Credit Banks, 0.2-0.9%	$192,747,166	40.06%
$55,000,000	6/17/2016-9/27/2016	Federal Home Loan Banks, 0.8-1.2%	55,078,396	11.44%
Total U.S. Government-sponsored enterprises (cost of $247,673,754)			$247,825,562	51.50%

Corporate Bonds

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$69,919,000	1/15/2014-2/15/2015	Other, 0.5-1.5% ** (cost of $72,810,617)	$72,988,782	15.17%

		Percent of Partners’ Capital
	Fair Value	(net asset value)
Total securities owned	$325,611,997	67.67%

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

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures and forward trading
Realized	$(282,527)	$14,788,854	$(7,587,747)	$56,265,301
Change in unrealized	(7,289,668)	2,549,890	(6,517,269)	(5,996,953)
Commissions	(1,965,466)	(2,774,556)	(6,550,233)	(8,596,684)
Net gains (losses) from futures and forward trading	(9,537,661)	14,564,188	(20,655,249)	41,671,664

Net investment income (loss)
Income
Interest income	333,173	481,491	966,240	1,425,155

Expenses from operations
Brokerage commission	7,348,924	10,501,801	24,549,669	32,674,197
Incentive fees	—	2,737,006	339,819	8,917,234
Organizational and offering costs	380,255	534,770	1,264,968	1,655,799
Operating expenses	327,578	462,427	1,091,706	1,432,781

Total expenses	8,056,757	14,236,004	27,246,162	44,680,011

Net investment loss	$(7,723,584)	$(13,754,513)	$(26,279,922)	$(43,254,856)

Net income (loss)	$(17,261,245)	$809,675	$(46,935,171)	$(1,583,192)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(38.24)	$0.40	$(100.62)	$(5.30)
General Partner & Limited Partner Class B Units	$(33.65)	$(1.44)	$(89.30)	$(9.80)
General Partner & Limited Partner Legacy 1 Class Units	$(23.15)	$5.61	$(58.62)	$11.93
General Partner & Limited Partner Legacy 2 Class Units	$(23.32)	$5.02	$(59.27)	$9.55
General Partner & Limited Partner Global 1 Class Units	$(21.30)	$6.71	$(52.97)	$16.09
General Partner & Limited Partner Global 2 Class Units	$(21.52)	$6.10	$(53.80)	$14.19
General Partner & Limited Partner Global 3 Class Units	$(23.08)	$2.11	$(59.71)	$2.85

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Nine Months Ended September 30, 2013

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of		Number of		Number of		Number of		Number of		Number of		Number of		Number of
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Partners’ capital, (net asset value)
December 31, 2012	2,499.78	$3,040,653	25,707.33	$31,269,640	—	$—	322,257.31	$330,303,791	1,025.00	$897,998	4,395.66	$3,851,016	1,000.00	$864,602	12,793.52	$11,061,307
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	493.95	426,064
Redemptions	(1,735.79)	(2,000,000)	(6,075.50)	(7,167,774)	—	—	(69,628.16)	(68,573,933)	—	—	(756.72)	(653,564)	—	—	(4,299.47)	(3,637,135)
Net income (loss)	—	(188,234)	—	(2,197,610)	—	—	—	(25,352,720)	—	(60,077)	—	(222,677)	—	(59,269)	—	(611,911)
Partners’ capital, (net asset value) September 30, 2013	763.99	$852,419	19,631.83	$21,904,256	—	$—	252,629.15	$236,377,138	1,025.00	$837,921	3,638.94	$2,974,775	1,000.00	$805,333	8,988.00	$7,238,325

Net asset value per unit at December 31, 2012		$1,216.37				$1,024.97				$876.10				$864.60

Net asset value per unit at September 30, 2013		$1,115.75				$935.67				$817.48				$805.33

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of		Number of		Number of		Number of		Number of		Number of		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Amount

Partners’ capital, (net asset value)
December 31, 2012	1,372.89	$1,160,812	12,449.60	$10,526,414	1,974.70	$1,649,835	27,930.65	$23,335,702	—	$—	280,522.12	$218,778,280	$636,740,050
Contributions	—	—	1,049.77	889,871	—	—	2,344.85	1,955,847	—	—	30,415.54	23,210,114	26,481,896
Redemptions	—	—	(2,688.97)	(2,208,058)	—	—	(8,533.31)	(6,934,624)	—	—	(58,265.88)	(43,953,874)	(135,128,962)
Net income (loss)	—	(72,724)	—	(640,435)	—	(106,229)	—	(1,361,229)	—	—	—	(16,062,056)	(46,935,171)
Partners’ capital, (net asset value) September 30, 2013	1,372.89	$1,088,088	10,810.40	$8,567,792	1,974.70	$1,543,606	21,742.19	$16,995,696	—	$—	252,671.78	$181,972,464	$481,157,813

Net asset value per unit at December 31, 2012		$845.52				$835.49				$779.90

Net asset value per unit at September 30, 2013		$792.55				$781.69				$720.19

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Nine Months Ended September 30, 2012

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of		Number of		Number of		Number of		Number of		Number of		Number of		Number of
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Partners’ capital, (net asset value)
December 31, 2011	3,008.66	$3,898,734	32,119.81	$41,622,105	427.01	$469,305	419,169.11	$460,685,410	1,025.00	$935,031	5,210.84	$4,753,458	1,000.00	$903,063	16,534.92	$14,932,071
Contributions	—	—	—	—	—	—	—	—	—	—	367.22	346,650	—	—	920.85	834,958
Redemptions	(508.88)	(650,000)	(4,793.03)	(6,254,267)	(427.01)	(461,824)	(74,755.94)	(82,382,649)	—	—	(458.31)	(422,823)	—	—	(3,653.09)	(3,332,001)
Net income (loss)	—	(22,685)	—	(101,672)	—	(7,481)	—	(3,152,920)	—	12,229	—	54,161	—	9,542	—	161,364
Partners’ capital, (net asset value) September 30, 2012	2,499.78	$3,226,049	27,326.78	$35,266,166	—	$—	344,413.17	$375,149,841	1,025.00	$947,260	5,119.75	$4,731,446	1,000.00	$912,605	13,802.68	$12,596,392

Net asset value per unit at December 31, 2011		$1,295.84				$1,099.04				$912.23				$903.06

Net asset value per unit at September 30, 2012		$1,290.54				$1,089.24				$924.16				$912.61

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of		Number of		Number of		Number of		Number of		Number of		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Amount

Partners’ capital, (net asset value)
December 31, 2011	1,372.89	$1,200,376	14,017.11	$12,255,712	1,974.70	$1,710,523	30,586.54	$26,494,677	500.00	$411,298	277,864.25	$228,570,428	$798,842,191
Contributions	—	—	3,246.90	2,887,903	—	—	3,647.07	3,215,424	—	—	31,699.92	26,390,390	33,675,325
Redemptions	—	—	(4,625.68)	(4,112,172)	—	—	(4,966.26)	(4,388,557)	(500.00)	(406,616)	(29,325.79)	(24,389,168)	(126,800,077)
Net income (loss)	—	22,083	—	222,035	—	28,019	—	445,699	—	(4,682)	—	751,116	(1,583,192)
Partners’ capital, (net asset value) September 30, 2012	1,372.89	$1,222,459	12,638.33	$11,253,478	1,974.70	$1,738,542	29,267.35	$25,767,243	—	$—	280,238.38	$231,322,766	$704,134,247

Net asset value per unit at December 31, 2011		$874.34				$866.22				$822.60

Net asset value per unit at September 30, 2012		$890.43				$880.41				$825.45

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

There were no assets allocated to GP 5, GP 7 and GP 11 as of September 30, 2013.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are  more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. As of September 30, 2013, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2010.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At September 30, 2013 and December 31, 2012, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the periods ended September 30, 2013 and 2012, substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

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

In June 2013, the FASB issued ASU 2013-08 - Financial Services - Investments Companies (Topic 946) containing new guidance that changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company.  The amendments in the update are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.  The Partnership is currently evaluating the impact this pronouncement would have on its consolidated financial statements.

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. and foreign futures contracts	$(2,690,578)	$—	$—	$(2,690,578)
Forward contracts	—	(161,072)	—	(161,072)
Cash and cash equivalents
Bank deposits	2,567,619	—	—	2,567,619
U.S. Commercial paper	—	99,608,111	—	99,608,111
Securities owned
U.S. Commercial paper	—	4,797,653	—	4,797,653
U.S. Government-sponsored enterprises	—	247,825,562	—	247,825,562
Corporate bonds	—	72,988,782	—	72,988,782
Total	$(122,959)	$425,059,036	$—	$424,936,077

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended June 30, 2013, the Partnership transferred securities owned, including U.S commercial paper of $15,999,008 and U.S. Government-sponsored enterprise securities of $228,724,592 from Level 1 to Level 2.  The Partnership believes that this transfer reflects a better classification of the instruments based on the inputs available and market activity levels of the securities described above.  There was no effect on the consolidated statement of operations for the nine months ended September 30, 2013. There were no other significant transfers among Levels 1, 2 and 3 during the nine months ended September 30, 2013 and year ended December 31, 2012.

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

Note 4. Commodity Trading Advisors

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors. Each Trading Company has entered into an advisory contract with its own Advisor. The commodity trading advisors are Alder Capital Limited, Amplitude Capital International Limited, Denali Asset Management, LLLP, EMC Capital Management, Inc., Eckhardt Trading Co., Eagle Trading Systems Inc., Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Transtrend B.V. and Winton Capital Management Limited (collectively, the “Advisors”). On July 31, 2013, Sunrise Capital Partners, LLC and Quantitative Investment Management, LLC were terminated as trading advisors for the Partnership.  The Advisors are paid a consulting fee, either monthly or quarterly, ranging from 0 percent to 2 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee ranging from 20 percent to 24 percent of the new trading profits on the allocated net assets of the Advisor.

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

Included in the total brokerage commission are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage commission line on the consolidated statements of operations. The brokerage commission in the amount of $7,348,924 and $24,549,669, respectively, for the three and nine months ended September 30, 2013 and $10,501,801 and $32,674,197, respectively, for the three and nine months ended September 30, 2012, are shown on the consolidated statements of operations.

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $380,255 and $1,264,968, respectively, for the three and nine months ended September 30, 2013 and $534,770 and $1,655,799, respectively, for the three and nine months ended September 30, 2012, are shown on the consolidated statements of operations.

Operating expenses of the Partnership are paid by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $327,578 and $1,091,706, respectively, for the three and nine months ended September 30, 2013 and $462,427 and $1,432,781, respectively, for the three and nine months ended September 30, 2012, are shown on the consolidated statements of operations.

Note 6. Subscriptions, Redemptions and Allocation of Net Income or Loss

Subscriptions received in advance, if any, represent cash received prior to September 30 for contributions of the subsequent month and do not participate in earnings of the Partnership until the following October.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Total return — Class A Units	(3.31)%	0.03%	(8.27)%	(0.41)%
Total return — Class B Units	(3.47)%	(0.13)%	(8.71)%	(0.89)%
Total return — Legacy 1 Class Units	(2.75)%	0.61%	(6.69)%	1.31%
Total return — Legacy 2 Class Units	(2.81)%	0.55%	(6.86)%	1.06%
Total return — Global 1 Class Units	(2.62)%	0.76%	(6.26)%	1.84%
Total return — Global 2 Class Units	(2.68)%	0.70%	(6.44)%	1.64%
Total return — Global 3 Class Units	(3.11)%	0.26%	(7.66)%	0.35%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	6.28%	6.35%	6.28%	6.36%
Incentive fees (2)	0.00%	0.38%	0.06%	1.19%
Total expenses	6.28%	6.73%	6.34%	7.55%
Net investment loss (1) (3)	(6.02)%	(6.09)%	(6.06)%	(6.10)%

(1) Annualized.

(2) Not annualized.

(3) Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and nine months ended September 30, 2013 and 2012 (annualized).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The following per unit performance calculations reflect activity related to the Partnership for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Class A Units	2013	2012	2013	2012

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,153.99	$1,290.14	$1,216.37	$1,295.84
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(20.46)	25.55	(44.02)	71.10
Expenses net of interest income*	(17.78)	(25.15)	(56.60)	(76.40)
Total income (loss) from operations	(38.24)	0.40	(100.62)	(5.30)
Net asset value per unit at end of period	$1,115.75	$1,290.54	$1,115.75	$1,290.54

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Class B Units	2013	2012	2013	2012

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$969.32	$1,090.68	$1,024.97	$1,099.04
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(17.21)	21.72	(37.20)	60.38
Expenses net of interest income*	(16.44)	(23.16)	(52.10)	(70.18)
Total income (loss) from operations	(33.65)	(1.44)	(89.30)	(9.80)
Net asset value per unit at end of period	$935.67	$1,089.24	$935.67	$1,089.24

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Legacy 1 Class Units	2013	2012	2013	2012

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$840.63	$918.55	$876.10	$912.23
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(15.20)	18.09	(32.93)	50.06
Expenses net of interest income*	(7.95)	(12.48)	(25.69)	(38.13)
Total income (loss) from operations	(23.15)	5.61	(58.62)	11.93
Net asset value per unit at end of period	$817.48	$924.16	$817.48	$924.16

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Legacy 2 Class Units	2013	2012	2013	2012

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$828.65	$907.59	$864.60	$903.06
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(14.89)	18.13	(31.96)	50.02
Expenses net of interest income*	(8.43)	(13.11)	(27.31)	(40.47)
Total income (loss) from operations	(23.32)	5.02	(59.27)	9.55
Net asset value per unit at end of period	$805.33	$912.61	$805.33	$912.61

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Global 1 Class Units	2013	2012	2013	2012

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$813.85	$883.72	$845.52	$874.34
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(14.65)	18.03	(31.51)	49.21
Expenses net of interest income*	(6.65)	(11.32)	(21.46)	(33.12)
Total income (loss) from operations	(21.30)	6.71	(52.97)	16.09
Net asset value per unit at end of period	$792.55	$890.43	$792.55	$890.43

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Global 2 Class Units	2013	2012	2013	2012

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$803.21	$874.31	$835.49	$866.22
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(14.42)	17.51	(30.85)	48.39
Expenses net of interest income*	(7.10)	(11.41)	(22.95)	(34.20)
Total income (loss) from operations	(21.52)	6.10	(53.80)	14.19
Net asset value per unit at end of period	$781.69	$880.41	$781.69	$880.41

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Global 3 Class Units	2013	2012	2013	2012

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$743.27	$823.34	$779.90	$822.60
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(13.28)	16.50	(28.44)	45.75
Expenses net of interest income*	(9.80)	(14.39)	(31.27)	(42.90)
Total income (loss) from operations	(23.08)	2.11	(59.71)	2.85
Net asset value per unit at end of period	$720.19	$825.45	$720.19	$825.45

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

The amount of required margin and good faith deposits with the FCMs and interbank market makers usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs and interbank market makers at September 30, 2013 and December 31, 2012 was $77,449,598 and $94,093,764, respectively, which was 16.1% and 14.8% of the net asset value, respectively.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05. The monthly average futures contracts, forward contracts and options on futures contracts bought and sold was approximately 3,995 and

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

5,795, respectively, for three and nine months ended September 30, 2013 and 7,573 and 8,099, respectively, for three and nine months ended September 30, 2012. The following tables summarize the quantitative information required by FASB ASC 815:

	Asset	Liability
	Derivatives*	Derivatives*
	9/30/2013	9/30/2013	Fair Value

Agriculturals contracts	$1,709,706	$(1,097,032)	$612,674
Currencies contracts	7,630,784	(5,064,270)	2,566,514
Energy contracts	183,173	(2,201,317)	(2,018,144)
Interest rates contracts	2,808,066	(3,473,148)	(665,082)
Meats contracts	151,424	(68,523)	82,901
Metals contracts	1,657,424	(3,315,134)	(1,657,710)
Soft commodities contracts	575,889	(156,307)	419,582
Stock indices contracts	1,486,359	(3,678,744)	(2,192,385)

	$16,202,825	$(19,054,475)	$(2,851,650)

* The fair values of all asset and liability derivatives, including agriculturals, currencies, energy, interest rates, meats, metals, soft commodities and stock indices contracts, are included in unrealized gain (loss) on open contracts within equity in broker trading accounts in the consolidated statement of financial condition.

	Asset	Liability
	Derivatives*	Derivatives*
	12/31/2012	12/31/2012	Fair Value

Agriculturals contracts	$1,010,073	$(846,892)	$163,181
Currencies contracts	12,045,469	(7,703,776)	4,341,693
Energy contracts	1,028,505	(400,364)	628,141
Interest rates contracts	2,816,093	(2,237,432)	578,661
Meats contracts	11,264	(73,450)	(62,186)
Metals contracts	4,252,379	(6,777,973)	(2,525,594)
Soft commodities contracts	745,230	(333,162)	412,068
Stock indices contracts	2,679,422	(2,534,167)	145,255

	$24,588,435	$(20,907,216)	$3,681,219

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Effect of Derivative Instruments, Included in Net Realized and Change in Unrealized Gain (Loss) from Futures and Forward Trading, on the Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Type of Contract	September 30, 2013*	September 30, 2012*	September 30, 2013*	September 30, 2012*

Agriculturals contracts	$2,120,366	$7,723,465	$643,353	$2,375,611
Currencies contracts	(7,019,806)	2,266,712	(11,873,213)	(13,142,642)
Energy contracts	(2,311,917)	(832,921)	(18,974,078)	7,479,531
Interest rates contracts	(5,038,592)	(695,497)	(20,084,977)	27,145,170
Meats contracts	282,774	(448,911)	1,515,652	(826,717)
Metals contracts	(7,293,482)	(491,246)	4,744,670	(4,161,259)
Soft commodities contracts	(220,697)	(2,602,074)	1,033,065	860,514
Stock indices	11,909,159	12,419,216	28,890,512	30,538,140

	$(7,572,195)	$17,338,744	$(14,105,016)	$50,268,348

* The gains or losses on derivatives, including agriculturals, currencies, energy, interest rates, meats, metals, soft commodities and stock indices contracts are included in the realized and change in unrealized gains (loss) from futures and forward trading in the consolidated statement of operations.

Line Item in Consolidated Statement of	Three Months Ended		Nine Months Ended
Operations	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net gain (loss) from futures and forward trading
Realized	$(282,527)	$14,788,854	$(7,587,747)	$56,265,301
Change in unrealized	(7,289,668)	2,549,890	(6,517,269)	(5,996,953)
Total realized and changed in unrealized net gain (loss) from futures and forward trading	$(7,572,195)	$17,338,744	$(14,105,016)	$50,268,348

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The tables below show the gross and net information related to derivatives eligible for offset in the Consolidated Statement of Financial Condition as of September 30, 2013 and December 31, 2012.

Offsetting of Derivative Assets

As of September 30, 2013

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$12,691,361	$(15,381,939)	$(2,690,578)
Forward contracts	3,407,219	(3,568,291)	(161,072)
Options on forward contracts	104,246	(104,246)	—
Total derivatives	$16,202,826	$(19,054,476)	$(2,851,650)

Derivatives Assets and Collateral Received by Counterparty

As of September 30, 2013

	Net Amount of
	Unrealized Gain
	Presented in	Gross Amounts Not Offset in the Consolidated
	the Consolidated	Statement of Financial Condition
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Bank of America N.A.	$(444,121)	$—	$—	$(444,121)
Deutsche Bank AG	(342,208)	—	—	(342,208)
Jefferies Bache, LLC	(3,177,767)	—	—	(3,177,767)
Newedge USA, LLC	644,609	—	—	644,609
R.J. O’Brien & Associates, LLC	1,748,445	—	—	1,748,445
UBS Securities LLC	(1,280,608)	—	—	(1,280,608)
Total	$(2,851,650)	$—	$—	$(2,851,650)

Offsetting of Derivative Assets

As of December 31, 2012

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$17,323,529	$(15,097,793)	$2,225,736
Forward contracts	7,254,268	(5,809,423)	1,444,845
Options on futures and forward contracts	10,638	—	10,638
Total derivatives	$24,588,435	$(20,907,216)	$3,681,219

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Derivatives Assets and Collateral Received by Counterparty

As of December 31, 2012

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

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure. Subsequent to September 30, 2013, there were contributions and redemptions totaling approximately $1,177,000 and $0, respectively.

EMC Capital Advisors, LLC is an Illinois limited liability company formed in August 2013. From January 1989 until September 2013, EMC Capital Management, Inc. was allocated and traded a portion of the Partnership’s assets.  On October 1, 2013, EMC Capital Management, Inc. assigned its obligations, rights and interests to EMC, including the trading agreement under which EMC Capital Management, Inc. had previously traded on behalf of the Partnership.

As of October 1, 2013, Mr. Kavanagh, who indirectly controls and is president of the general partner and Mr. Al Rayes, who is a principal of the general partner, each indirectly owns a minority interest in EMC Capital Advisors, LLC, one of the Partnership’s commodity trading advisors.

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

GP 1, LLC (“GP 1”)             GP 6, LLC (“GP 6”)             GP 10, LLC (“GP 10”)        GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)             GP 7, LLC (“GP 7”)             GP 11, LLC (“GP 11”)        GP 16, LLC (“GP 16”)

GP 4, LLC (“GP 4”)             GP 8, LLC (“GP 8”)             GP 12, LLC (“GP 12”)        GP 17, LLC (“GP 17”)

GP 5, LLC (“GP 5”)             GP 9, LLC (“GP 9”)             GP 14, LLC (“GP 14”)        GP 18, LLC (“GP 18”)

There were no assets allocated to GP 5, GP 7 and GP 11 as of September 30, 2013.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors retained by the general partner. Alder Capital Limited, Amplitude Capital International Limited, Denali Asset Management, LLLP, EMC Management, Inc., Eckhardt Trading Co., Eagle Trading Systems Inc., Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Transtrend B.V. and Winton Capital Management Limited serve as Grant Park’s commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of September 30, 2013, the general partner allocated between 5% to 20% of Grant Park’s net assets through the respective Trading Companies among its trading advisors Alder, Amplitude, Denali, EMC, ETC, Eagle, Lynx, Quantica, Rabar, Transtrend and Winton. No more than 20% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of September 30, 2013:

	Alder	Amplitude	Denali	EMC	ETC	Eagle	Lynx	Quantica	Rabar	Transtrend	Winton
Class A	X	X	X	X	X	X	X	X	X	X	X
Class B	X	X	X	X	X	X	X	X	X	X	X
Legacy 1	X	X	X	X	X	X	X	X	X	X	X
Legacy 2	X	X	X	X	X	X	X	X	X	X	X
Global 1	X	X	X	X	X	X	X	X	X	X	X
Global 2	X	X	X	X	X	X	X	X	X	X	X
Global 3	X	X	X	X	X	X	X	X	X	X	X

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and nine months ended September 30, 2013 and 2012, are set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total return — Class A Units	(3.31)%	0.03%	(8.27)%	(0.41)%
Total return — Class B Units	(3.47)%	(0.13)%	(8.71)%	(0.89)%
Total return — Legacy 1 Class Units	(2.75)%	0.61%	(6.69)%	1.31%
Total return — Legacy 2 Class Units	(2.81)%	0.55%	(6.86)%	1.06%
Total return — Global 1 Class Units	(2.62)%	0.76%	(6.26)%	1.84%
Total return — Global 2 Class Units	(2.68)%	0.70%	(6.44)%	1.64%
Total return — Global 3 Class Units	(3.11)%	0.26%	(7.66)%	0.35%

Grant Park’s total net asset value at September 30, 2013 was approximately $481.2 million, at December 31, 2012 was approximately $636.7 million and at September 30, 2012 was approximately $704.1 million. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector for the three and nine months ended September 30, 2013 and 2012.

	% Gain (Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Agriculturals	0.4%	1.1%	0.1%	0.3%
Currencies	(1.5)	0.3	(2.5)	(1.9)
Energy	(0.5)	(0.1)	(3.9)	1.1
Interest rates	(1.1)	(0.1)	(4.1)	3.9
Meats	0.1	(0.1)	0.3	(0.1)
Metals	(1.5)	(0.1)	1.0	(0.6)
Soft commodities	—	(0.4)	0.2	0.1
Stock indices	2.5	1.8	6.0	4.3
	(1.6)%	2.4%	(2.9)%	7.1%

Three months ended September 30, 2013 compared to three months ended September 30, 2012

For the three months ended September 30, 2013, Grant Park had a negative return of approximately 3.3% for the Class A units, a negative return of approximately 3.5% for the Class B units, a negative return of approximately 2.8% for the Legacy 1 Class units, a negative return of approximately 2.8% for the Legacy 2 Class units, a negative return of approximately 2.6% for the Global 1 Class units, a negative return of approximately 2.7% for the Global 2 Class units and negative return of approximately 3.1% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 1.6%, which were partially offset by gains of approximately 0.1% from interest income. These trading losses were increased by approximately 1.8% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2012, Grant Park had a positive return of approximately 0.0% for the Class A units, a negative return of approximately 0.1% for the Class B units, a positive return of approximately 0.6% for the Legacy 1 Class units, a positive return of approximately 0.6% for the Legacy 2 Class units, a positive return of approximately 0.8% for the Global 1 Class units, a positive return of approximately 0.7% for the Global 2 Class units and a positive return of approximately 0.3% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 2.4%, which were further increased by gains of approximately 0.1% from interest income. These trading gains were decreased by approximately 2.4% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

For the nine months ended September 30, 2013, Grant Park had a negative return of approximately 8.3% for the Class A units, a negative return of approximately 8.7% for the Class B units, a negative return of approximately 6.7% for the Legacy 1 Class units, a negative return of approximately 6.9% for the Legacy 2 Class units, a negative return of approximately 6.3% for the Global 1 Class units, a negative return of approximately 6.4% for the Global 2 Class units and negative return of approximately 7.7% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 2.9%, which were partially offset by gains of approximately 0.2% from interest income. These trading losses were increased by approximately 5.4% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2012, Grant Park had a negative return of approximately 0.4% for the Class A units, a negative return of approximately 0.9% for the Class B units, a positive return of approximately 1.3% for the Legacy 1 Class units, a positive return of approximately 1.1% for the Legacy 2 Class units, a positive return of approximately 1.8% for the Global 1 Class units, a positive return of approximately 1.6% for the Global 2 Class units and a positive return of approximately 0.4% for the Global 3 Class units. On a combined unit basis prior to expenses, Grant Park had trading gains of approximately 7.1%, which were further increased by gains of approximately 0.2% from interest income. These trading gains were decreased by approximately 7.6% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2013

Crude oil markets finished below their quarterly highs due to rising inventory levels. Gasoline futures prices fell over 4% and reached their lowest level in ten months as the summer-driving season came to an end.

Corn prices fell 35%  after the USDA announced a projected record harvest  for the year and cited  increased farm utilization and increased production. A supply shortage in West Africa, coupled with increased demand from developed and emerging economies, combined to cause cocoa prices to surge by more than 20%.

In an attempt to raise prices by the world’s largest tin producer, after Indonesian officials announced plans to withhold exporting the metal until it is first traded locally.  This policy caused prices to rise by over 18%.   Precious metal markets rallied following the U.S. Federal Reserve’s decision to continue with its policy of quantitative easing.

The New Zealand dollar appreciated by more than 7% after the U.S. Federal Reserve decided not to taper its bond buying program until the U.S. economy is more stable. The U.S. dollar fell sharply on the same news.

The Hang Seng rallied by more than 10% as Chinese companies reported strong earnings and as the U.S. Federal Reserve decided not to curb its monetary stimulus program. The S&P 500 fell on the on the same news.

U.K. government bonds ended the quarter down by more than 1% despite a mid-quarter rally that followed the  Bank of England’s announcement to continue to sustain low interest rates. Japanese government bond prices rallied as the price for U.S. treasuries fell.

Key trading developments for Grant Park during the first nine months of 2013 included the following:

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

February. Grant Park recorded losses during the month. Class A units were down 2.86%, Class B units were down 2.91%, Legacy 1 Class units were down 2.68%, Legacy 2 Class units were down 2.70%, Global 1 Class units were down 2.63%, Global 2 Class units were down 2.65% and Global 3 Class units were down 2.79%. The Japanese yen continued to depreciate as Japanese Prime Minister Abe continued a program of sustained monetary stimulus in hopes of aiding Japan’s ailing export industries. Political uncertainty in Italy and the U.S. put downward pressure on the euro, which fell by nearly 4%. Crude oil markets declined in excess of 5% because of growing inventories, a struggling Italian economy, and positive rhetoric out of Iran regarding its relations with the West. Natural gas markets rallied more than 4% as sustained cold weather in the U.S. and falling inventories supported increased prices. Revised 4Q 2012 GDP figures showed the U.S. economy expanded slightly, as opposed to earlier reports of contraction. This increased investor risk appetite and helped the S&P 500 advance by more than 1%. The Nikkei 225 continued to advance, gaining over 3% for the month as a weakening yen supported Japanese export industries. Italian bond yields soared after national elections did not produce a clear majority in the upper house. The resulting political gridlock added to the uncertainty regarding the bailout conditions outlined by the European Central Bank last fall. As a result, investors fled to German bond markets, which drove Bund prices up by 2%. Falling exports, a positive outlook regarding crop yields, and decreasing demand for ethanol caused corn prices to fall more than 2%. Wheat prices plummeted more than 9% as persistent precipitation in wheat-producing states eased concerns about crop-growing conditions. Gold prices declined by 5% as optimism regarding the global economic recovery gave hedge fund investors enough confidence to liquidate gold positions in favor of stocks. Copper prices fell by more than 5% as a result of reduced industrial demand.

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

June. Grant Park recorded losses during the month. Class A units were down 3.12%, Class B units were down 3.18%, Legacy 1 Class units were down 2.91%, Legacy 2 Class units were down 2.93%, Global 1 Class units were down 2.83%, Global 2 Class units were down 2.85% and Global 3 Class units were down 3.01%.  The U.S. dollar finished June nearly flat, as weakness ahead of the U.S. unemployment report was offset by gains prompted by speculation about a reduction in the U.S. Federal Reserve’s bond-buying program.  The Canadian dollar declined due to weak domestic retail sales data and steep declines in commodities prices.  In Asia, the Japanese yen rallied as investors attempted to take profits from the yen’s recent downtrend.  Crude oil markets rallied nearly 5% as the U.S. Energy Information Administration reported a larger-than-expected decrease in U.S. inventories.  Supply concerns, which stemmed from political and civil unrest in the Middle East, added to gains.  Natural gas markets experienced a sharp decline as elevated inventories and mild temperatures in the U.S. weighed on prices.  Global equity markets generally declined in June.  The main drivers behind the selloff included concerns surrounding the impact of a shift in U.S. monetary policy, weak Eurozone manufacturing and growth data, and uncertainty surrounding the outlook for the Chinese economy.   U.S. Treasury markets finished

sharply weaker, driven lower by concerns surrounding the Federal Reserve’s plans to scale back bond buying.  Wheat markets fell sharply due to increased year-over-year acreage in the U.S. and weak export data.  Sugar prices fell in response to forecasts that global supplies will continue to outpace demand.  Cotton prices rallied in excess of 4%, propelled by strong Chinese demand and supply weakness from India.  Gold and silver markets both fell in excess of 12% due to depressed precious metals demand fostered by bullish U.S. economic indicators throughout June.  U.S. dollar strength also contributed to weakness in the precious metals markets.  Base metals prices predominantly fell, under pressure from weak industrial demand forecasts supported by disappointing Eurozone data and tight credit conditions in China.

July. Grant Park recorded losses during the month. Class A units were down 0.24%, Class B units were down 0.30%, Legacy 1 Class units were down 0.05%, Legacy 2 Class units were down 0.07%, Global 1 Class units were down 0.00%, Global 2 Class units were down 0.02% and Global 3 Class units were down 0.17%.  The New Zealand dollar appreciated by nearly 3%, reaching a five-year high in the process, after the governor of the country’s Reserve Bank announced plans to raise interest rates.  Gains were accelerated when the governor of the Reserve Bank of Australia expressed plans to cut interest rates in the near future.  The Australian dollar depreciated materially on the same news.  Crude oil markets rallied nearly 7% as the U.S. Energy Information Administration reported the largest two-week decrease in U.S. crude inventories on record.  Supply concerns stemming from political and civil unrest in the Middle East added to gains.  Natural gas markets continued to experience sharp declines as moderate weather covered the Midwest and Northeast regions of the U.S., putting pressure on demand.  The Hang Seng Index made gains in excess of 5% as the People’s Bank of China allowed banks to determine their own interest rates on loans for the first time in history and ensured that it will intervene if the economy’s slowdown continues to accelerate.  The S&P 500 reached record highs as major U.S. companies reported strong earnings, supporting bullish sentiments in the markets. Prices for 30-Year U.S. Treasury Bonds decreased by more than 1% as investors speculated about a possible tapering of the Federal Reserve’s Quantitative Easing policy in the near future.  Corn prices plummeted by 27% as ideal growing conditions persisted throughout a crucial pollination period for the crop, which drove the yield estimate to a record high.  Soybean markets also depreciated materially on news of a record harvest out of Brazil and favorable weather forecasts in the U.S. Gold prices gained 8% as the U.S. dollar depreciated against most global currencies and investors attempted to cover their short positions. Silver prices appreciated modestly on the same news.  Base metal markets finished the month slightly higher as investors reacted to mixed news out of China concerning the current state of its economy.

August. Grant Park recorded losses during the month. Class A units were down 2.22%, Class B units were down 2.28%, Legacy 1 Class units were down 2.04%, Legacy 2 Class units were down 2.06%, Global 1 Class units were down 2.00%, Global 2 Class units were down 2.02% and Global 3 Class units were down 2.17%.  The New Zealand and Australian dollars fell in reaction to the adverse events in the Middle East and central bank actions in the two countries. The Canadian dollar depreciated following reports which showed Canada’s economy grew at a slower-than-expected pace in the second quarter.  The crude oil complex experienced significant price increases due to regional unrest throughout the Middle East.  Natural gas prices rose because of warmer temperatures across the U.S.  The S&P 500 suffered a 3% correction in response to poor earnings reports from U.S. companies and possible military intervention in the Middle East. The Australian SPI 200 Index gained more than 2% on positive earnings reports from Australian companies. German Bund and British Long Gilt markets fell sharply on speculation about the end of the U.S. Federal Reserve’s quantitative easing efforts, as well as actions by other central banks around the world.  Wheat prices fell as ideal growing conditions in important growing areas across the U.S. continued to improve the size of this season’s crop.  Coffee prices fell to their lowest levels since 2009 in reaction to estimates of rising supplies from South America.  Precious metal markets surged as investors sought safe-haven assets.  Uncertainty about the timing of the Federal Reserve’s tapering of its quantitative easing program and widening unrest in the Middle East caused investors to seek safe-haven assets. Base metal markets also rallied, fueled by increased demand from China.

September. Grant Park recorded losses during the month. Class A units were down 0.87%, Class B units were down 0.93%, Legacy 1 Class units were down 0.68%, Legacy 2 Class units were down 0.70%, Global 1 Class units were down 0.63%, Global 2 Class units were down 0.65% and Global 3 Class units were down 0.79%.  The U.S. dollar declined sharply against global counterparts after the Federal Reserve implied monetary stimulus may continue into 2014.  The Canadian dollar rallied due to increases in commodity prices and in anticipation ongoing quantitative easing in the U.S. will benefit the Canadian economy.  The British pound strengthened as economic indicators provided support for a bullish economic outlook.  Crude oil markets rallied sharply during early September over fears a possible intervention by the U.S. in the Syrian conflict could disrupt Middle Eastern supplies. As the likelihood of U.S. involvement fell, concerns began to ease and drove crude oil prices sharply lower.  Forecasts for weak industrial demand added further pressure and caused crude oil prices to finish the month lower.  Global equity markets rallied on upbeat economic data in Europe and hopes for ongoing stimulus in the U.S. U.S. Treasury markets finished higher as uncertainty surrounding the U.S. fiscal policy decisions shifted investor focus towards safe-haven debt instruments.  German Bund markets finished lower due to losses fostered by sharp rallies in the global equity markets and early-month bullish economic data in the U.S.  Corn and soybean prices fell over 10% as U.S. Department of Agriculture data forecasted stronger-than-expected supplies.  Wheat markets rallied due to strong U.S. exports data.  Cocoa markets moved higher because of increased global demand and unfavorable weather conditions in West Africa.  Precious metals markets fell as investors liquidated dollar-hedging assets in anticipation U.S. policy makers will continue quantitative easing initiatives.  Conversely, base metals markets moved sharply higher as speculators believed ongoing stimulus would bode well for industrial production.

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

Key trading developments for Grant Park during the first nine months of 2012 included the following:

January. Grant Park recorded gains and losses during the month. Class A units were down 0.00%, Class B units were down 0.06%, Legacy 1 Class units were up 0.18%, Legacy 2 Class units were up 0.17%, Global 1 Class units were up 0.39%, Global 2 Class units were up 0.37% and Global 3 Class units were up 0.22%. European currencies generally rose against the U.S. dollar, following bullish news that the region’s financial outlook may be improving. The euro strengthened following news that the International Monetary Fund was considering increasing aid to smaller European nations. The Swiss franc also posted gains following a jump in investor confidence, which was the largest since the second quarter of 2011. The combination of unusually warm weather and increased supplies drove natural gas prices nearly 15% lower for the month. Crude oil markets posted modest gains due to ongoing supply concerns stemming from tension surrounding Iran. In Asia, speculators drove Japanese equity markets higher on beliefs the Chinese government might stimulate the nation’s economy in response to data which showed decreasing inflation. North American equity markets also moved higher, supported by bullish domestic housing and manufacturing data and strong earnings reports by several key U.S. firms. European equity markets rose as investors believed Greece and its creditors were nearing an agreement on a new debt restructuring deal. In the U.S. fixed-income markets, there was a sharp increase in demand for safe-haven assets after Standard & Poor’s downgraded French debt. Reports which showed weaker-than-expected GDP growth data for the U.S. also prompted buying in the debt markets, which drove prices higher. Corn prices fell nearly 2% after recent supply concerns eased due to improved weather conditions in South America. Wheat prices also declined, driven lower by U.S. Department of Agriculture reports which showed an upward revision to 2012 harvest estimates. In the livestock markets, increased buying by large commodity funds led to gains in the lean hogs and live cattle markets. Concerns surrounding the Eurozone economy and tensions between Iran and the West caused an increase in demand for safe-haven assets, which drove gold and silver prices higher. Investors increased buying in an attempt to hedge against U.S. inflation, which also played a role in driving precious metals prices higher. Base metals prices also moved higher due to an improved growth outlook for China and beliefs that the strength in the global equity markets will foster industrial demand.

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

September. Grant Park recorded losses. Class A units were down 2.13%, Class B units were down 2.19%, Legacy 1 Class units were down 1.93%, Legacy 2 Class units were down 1.94%, Global 1 Class units were down 1.85%, Global 2 Class units were down 1.85% and Global 3 Class units were down 2.00%. The euro surged against counterparts as Eurozone financial officials released plans for a new bond-buying program designed to aid the ailing economies of smaller European nations. Higher-yielding currencies, including the New Zealand dollar, moved higher as optimism surrounding the Eurozone caused a surge in risk appetite. The U.S. dollar fell sharply as investors liquidated positions in anticipation of the Federal Reserve’s QE3 announcement. Natural gas markets rallied sharply as U.S. Energy Information Administration reports showed a larger-than-expected decrease in domestic supplies. Early-month supply concerns stemming from increased hurricane activity in the Gulf of Mexico also added to gains in natural gas. Crude oil markets fell as ongoing weak industrial demand forecasts weighed on prices. Global equity markets rallied in September, propelled by optimism over stimulus initiatives in the U.S. and abroad. Better-than-expected industrial production data from Germany also served as a bullish driver in the equity markets. Fixed Income prices moved lower as equity market strength caused investors to liquidate safe-haven debt positions. German Bund markets also fell as investors shifted their focus towards the sovereign debt of smaller European nations as they believed quantitative easing in the Eurozone would aid their ailing debt markets. Corn and soybean prices fell due to data showing recent droughts in the U.S. have had a weaker-than-expected impact on crop yields. Optimal weather conditions near month-end supported supply forecasts, putting further pressure on grains prices. Coffee prices rallied nearly 5% because of data showing depressed supplies in Brazil. Base metals markets rose as investors believed new stimulus initiatives proposed by the U.S. Federal Reserve would bolster industrial demand. News the Chinese government had approved a large-scale infrastructure project added to the base metals rally. Gold markets rallied in excess of 5% due to heavy buying from investors attempting to hedge against inflation.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of September 30, 2013 and December 31, 2012 and the trading gains/losses by market category for the nine months ended September 30, 2013 and the year ended December 31, 2012. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of September 30, 2013, Grant Park’s net asset value was approximately $481.2 million. As of December 31, 2012, Grant Park’s net asset value was approximately $636.7 million.

	September 30, 2013
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.8%	6.0%
Currencies	0.6	(2.5)
Agriculturals/softs/meats	0.2	0.6
Energy	0.2	(3.9)
Interest rates	0.2	(4.1)
Metals	0.1	1.0

Aggregate/Total	1.1%	(2.9)%

	December 31, 2012
Market Sector	Value at Risk*	Trading Gain/(Loss)

Currencies	0.5%	(0.8)%
Interest rates	0.3	2.3
Stock indices	0.3	5.3
Energy	0.1	(0.6)
Metal	0.1	(2.0)
Agriculturals/softs/meats	0.1	(0.7)

Aggregate/Total	0.6%	3.5%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of September 30, 2013, by market sector.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, China, Taiwan, South Africa, India, Turkey, Singapore, South Korea, and Australia.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of September 30, 2013, Grant Park was predominantly long equities in the U.S., Eurozone, United Kingdom, Japan, Australia, and Taiwan and short equities in Hong Kong, China, India, Sweden, Canada, South Africa, Turkey, Singapore, and Mexico.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of September 30, 2013, Grant Park was long the U.S. dollar against the Japanese yen, British pound, Australian dollar, New Zealand dollar, Canadian dollar, and Mexican peso, and short the U.S. dollar against the euro and Swiss franc.  In general, a stronger U.S. dollar against most major currencies would benefit Grant Park.

Agriculturals/Softs/Meats

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of September 30, 2013, in the grains markets, Grant Park had short positions in soybean oil, wheat, corn, and rough rice, and long positions in soybeans, soybean meal, and oats.  In the livestock markets, Grant Park was short live cattle, feeder cattle, and long lean hogs.  In the foods/industrials markets, Grant Park was short sugar, coffee, cocoa, orange juice, and rubber, and long cotton and crude palm oil.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America.  As of September 30, 2013, the energy market exposure of Grant Park was predominantly long crude oil and natural gas and short Brent crude, heating oil, gas oil, gasoline Blendstock, kerosene and Phelix Baseload futures. Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in these markets.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, Singapore, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of September 30, 2013, Grant Park was predominantly short interest rate instruments in the Eurozone, United Kingdom, U.S., Canada, Japan, and Singapore and long interest rate instruments in Australia and New Zealand.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel, and zinc. As of September 30, 2013, in the precious metals sector Grant Park had short positions in gold, platinum, silver, and palladium.  In the base metals markets, Grant Park was short aluminum, copper, zinc, nickel and tin, and long lead.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of September 30, 2013.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2012, in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

Issuer Purchases of Equity Securities

(c)           The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended September 30, 2013.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)

07/01/2013 through 07/31/2013	962.95	$1,151.21	6,499.40	$966.45	15.21	$840.22	379.86	$828.07	446.78	$813.84	1,305.11	$803.02	7,720.08	$742.02	17,329.39	(2)
08/01/2013 through 08/31/2013	391.64	$1,125.59	11,513.77	$944.44	172.47	$823.11	658.63	$811.04	489.62	$797.54	1,342.57	$786.78	9,050.99	$725.94	23,619.69	(2)
09/01/2013 through 09/30/2013	1,577.83	$1,115.75	10,948.70	$935.67	36.10	$817.48	188.91	$805.33	556.14	$792.55	977.53	$781.69	6,499.07	$720.19	20,784.28	(2)
Total	2,932.42	$1,128.71	28,961.87	$946.06	223.78	$823.36	1,227.40	$815.43	1,492.54	$800.56	3,625.21	$791.25	23,270.14	$729.67	61,733.36	(2)

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

(2)                   Not determinable.

Item 5.  Other Information

Effective as of October 1, 2013, certain affiliates/principals of Dearborn Capital Management, L.L.C., the general partner of Grant Park, purchased an aggregate 49.9% minority ownership interest in EMC Capital Advisors, LLC, an Illinois limited liability company formed in August 2013 (“EMC”).  Also effective as of October 1, 2013, EMC Capital Management, Inc., one of Grant Park’s commodity trading advisors from January 1989 until September 2013, assigned its obligations, rights and interests to EMC, including the trading agreement under which it had previously traded on behalf of Grant Park. Accordingly, effective October 1, 2013, Mr. Kavanagh, who indirectly controls and is president of the general partner, and Mr. Al Rayes, who is a principal of the general partner, collectively indirectly own a minority interest in EMC, one of Grant Park’s trading advisors.

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

101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: November 14, 2013	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)