Form 10-K
period 2013-12-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2014-02-24
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b -2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

The Registrant has no voting stock. As of January 31, 2014, there were 18,188.12 Class A Units, 218,750.56 Class B Units, 4,312.18 Legacy 1 Class Units, 5,814.69 Legacy 2 Class Units, 11,178.13 Global Alternative Markets 1 Class Units, 18,952.88 Global Alternative Markets 2 Class Units, and 224,160.32 Global Alternative Markets 3 Class Units issued and outstanding.

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

Dearborn Capital Management, L.L.C., along with its predecessor as general partner and commodity pool operator, Dearborn Capital Management, Ltd., has had management responsibility for Grant Park since its inception. The general partner has been registered as a commodity pool operator and a commodity trading advisor under the Commodity Exchange Act (the “Act”) and has been a member of the National Futures Association (“NFA”) since December 1995. The general partner has been approved as a forex firm effective December 2010 and as a swap firm effective April 2013.  The general partner is registered as an investment adviser under the Investment Advisers Act of 1940 since January 2013. Dearborn Capital Management, Ltd., which served as Grant Park’s general partner, commodity pool operator and sponsor from 1989 through 1995, was registered as a commodity pool operator between August 1988 and March 1996 and as a commodity trading advisor between September 1991 and March 1996 and was a member of the NFA between August 1988 and March 1996.

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

GP 1, LLC (“GP 1”)   GP 6, LLC (“GP 6”)   GP 10, LLC (“GP 10”)   GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)   GP 7, LLC (“GP 7”)   GP 11, LLC (“GP 11”)   GP 16, LLC (“GP 16”)

GP 4, LLC (“GP 4”)   GP 8, LLC (“GP 8”)   GP 12, LLC (“GP 12”)   GP 17, LLC (“GP 17”)

GP 5, LLC (“GP 5”)   GP 9, LLC (“GP 9”)   GP 14, LLC (“GP 14”)   GP 18, LLC (“GP 18”)

There were no assets allocated to GP 5, GP 7, GP 10, GP 11 and GP 12 as of December 31, 2013.

Through their respective Trading Companies, Alder Capital Limited (“Alder”), Amplitude Capital International Limited (“Amplitude”), Denali Asset Management, LLLP (“Denali”), EMC Capital

Advisors, LLC (“EMC”), Eckhardt Trading Co. (“ETC”), Eagle Trading Systems Inc. (“Eagle”), Lynx Asset Management AB (“Lynx”), Quantica Capital AG (“Quantica”), Rabar Market Research, Inc. (“Rabar”), Transtrend B.V. (“Transtrend”) and Winton Capital Management Limited (“Winton”) serve as Grant Park’s commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. EMC Capital Advisors LLC is an Illinois limited liability company formed in August 2013. From January 1989 until September 2013, EMC Capital Management, Inc. was allocated and traded a portion of the Partnership’s assets.  On October 1, 2013, EMC Capital Management, Inc. assigned its obligations, rights and interests to EMC, including the trading agreement under which EMC Capital Management, Inc. had previously traded on behalf of Grant Park. As of January 31, 2014, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors Alder, Amplitude, Denali, EMC, ETC, Eagle, Lynx, Quantica, Rabar, Transtrend and Winton. No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

Grant Park utilizes Jefferies Bache, LLC, UBS Securities LLC and Newedge USA LLC as its clearing brokers. The general partner may retain additional or substitute clearing brokers for Grant Park in its sole discretion.

Since its inception and through February 28, 2003, Grant Park offered its beneficial interests exclusively to qualified investors on a private placement basis. Effective June 30, 2003, Grant Park registered up to an aggregate of $200 million of Class A and Class B units with the SEC and began publicly offering both Class A and Class B units for sale. Effective April 1, 2009, Grant Park restructured and registered up to an aggregate of $1,150,000,000 of Legacy 1 Class, Legacy 2 Class, Global Alternative Markets 1 (“Global 1”) Class, Global Alternative Markets 2 (“Global 2”) Class and Global Alternative Markets 3 (“Global 3”) Class units. Effective April 30, 2012, Grant Park subsequently registered an additional $200 million of Global 3 Class units.  Class A and Class B units are outstanding but no longer offered by Grant Park. From July 1, 2003 through December 31, 2013, the Fund has raised approximately $1,431,115,000 of new capital and is continuing to publicly offer up to an additional $911,615,000 of units on a continuous basis at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

As of December 31, 2013, Grant Park had a net asset value of approximately $447.4 million and 15,615 limited partners. As of the close of business on December 31, 2013, the net asset value per unit of the Class A units was $1,169.66, the net asset value of the Class B units was $979.42, the net asset value of the Legacy 1 Class units was $860.76, the net asset value of the Legacy 2 Class units was $847.76, the net asset value of the Global 1 Class units was $835.24, the net asset value of the Global 2 Class units was $823.45 and the net asset value of the Global 3 Class units was $756.03.

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

Fees and Expenses

The following is a summary description of current fees and expenses chargeable to Grant Park as of January 1, 2014:

Recipient	Nature of Payment	Amount of Payment
General Partner	Brokerage Charge	Class A: 7.00%*
Class B: 7.55%*
Legacy 1 Class: 4.50%*
Legacy 2 Class: 4.75%*
Global 1 Class: 3.95%*
Global 2 Class: 4.20%*
Global 3 Class: 5.95%*
* Annualized basis.

Counterparties	Dealer Spreads	Grant Park pays its counterparties bid-ask spreads on Grant Park’s non-exchange traded commodity interests.

Recipient	Nature of Payment	Amount of Payment

Trading Advisors	Incentive Fees

Grant Park pays each commodity trading advisor a quarterly or semi-annual incentive fee ranging from 20% to 24% of the new trading profits, if any, achieved on the trading advisor’s allocated net assets as of the end of each calendar period.

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

ITEM 1A.                                       RISK FACTORS

Grant Park’s performance, trading activities, operating results, financial condition and net asset value could be negatively impacted by a number of risks and uncertainties, including those outlined below, which may affect the value of your investment in Grant Park. The following list of risk factors should not be considered a comprehensive list of all potential risks and uncertainties relating to Grant Park. You should also refer to the other information included in this Form 10-K, including our consolidated financial statements and related notes for the year ended December 31, 2013, and information incorporated by reference herein.

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

Historically, managed futures have been generally non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the performance of futures and other commodity interest transactions, on the one hand, and stocks or bonds, on the other hand. Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. Because of this non-correlation, Grant Park cannot necessarily be expected to be profitable during unfavorable periods for the stock market, or vice versa. Grant Park may incur major losses while stock and bond prices rise substantially in a prospering economy. If, however, during a particular period of time Grant Park’s performance moves in the same general direction as the general financial markets or Grant Park does not perform successfully, you will obtain little or no diversification benefits during that period from investing in the fund. In such a case, Grant Park may have no gains to offset your losses from other investments, and you may suffer losses on your investment in Grant Park at the same time as losses on your other investments are increasing. This was the case, for example, during the third quarter of 2008, when Grant Park experienced a loss of approximately 6.12% while the Standard & Poor’s 500 Index lost approximately 8.37%. You should not consider Grant Park to be a hedge against losses in your core stock and bond portfolios.

Trading in international markets exposes Grant Park to credit and regulatory risk.

A substantial portion of Grant Park’s trades have in the past and are expected in the future to take place on markets or exchanges outside of the United States. There is no limit to the amount of assets that Grant Park may commit to trading on non-U.S. markets, and historically, as much as approximately 30% to 60% of Grant Park’s overall market exposure has involved positions taken on non-U.S. markets. The risk of loss in trading non-U.S. commodity interests contracts can be significant. Participation in non- U.S. commodity interests involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade. Some of these non-U.S. markets, in contrast to U.S. markets, are so-called principals’ markets in which performance is the responsibility only of the individual counterparty with whom the trader has entered into a commodity interest transaction, not of the exchange or clearing house. In these kinds of markets, Grant Park will be subject to the risk of bankruptcy, insolvency, government intervention, payment failure or other failures or refusals to perform by the counterparty.

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

Grant Park is a multiple -manager fund which allocates its assets among several trading advisors, all employing proprietary, systematic trend following and pattern recognition systems in various forms. Grant Park’s trading advisors attempt to exploit through the use of their proprietary systematic trading systems the tendency of markets to either trend or exhibit repeated patterns over time. Since trend following is a reactive trading strategy rather than a predictive one, positions are entered into or exited from in reaction to price movement; there is no prediction of future price. Consequently, such trend following strategies may not take into account a pending political or economic event since the trading strategy would continue to maintain positions indicated by its strategy even though such positions would incur major losses if the event proved to be adverse.

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

There has been a dramatic increase over the past quarter century in the amount of assets managed by systematic and technical trading systems like that of the trading advisors. Assets in managed futures, for example, have grown from approximately $300 million in 1980 to over $326 billion in September 2013 per BarclayHedge. This means increased trading competition among a larger number of market participants for transactions at favorable prices, which could operate to the detriment of Grant Park by preventing Grant Park from affecting transactions at desired prices. It may become more difficult for Grant Park to implement its trading strategies if other commodity trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate commodity interest positions.

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

Each trading advisor may advise other clients and may achieve more favorable results for its other accounts.

Each trading advisor may manage other accounts, including its own accounts. A trading advisor may vary the trading strategies applicable to Grant Park from those used for its other managed accounts, or its other managed accounts may impose a different cost structure than that of the classes of Grant Park’s units for which it trades. Consequently, the results any trading advisor achieves for Grant Park may not be similar to those achieved for other accounts managed by the trading advisor or its affiliates at the same time. Moreover, it is possible that other accounts managed by the trading advisor or its affiliates may compete with Grant Park for the same or similar positions in the commodity interest markets and that those other accounts may make trades at better prices than Grant Park.

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

If a substantial number of requests for redemption are received by Grant Park during a relatively short period of time, Grant Park may not be able to satisfy the requests from assets not committed to trading. As a consequence, it could be necessary to liquidate positions in Grant Park’s trading positions before the time that the trading advisors’ trading strategies would dictate liquidation. If this were to occur, it could affect adversely the net asset value per unit of each class, not only for limited partners redeeming units but also for nonredeeming limited partners.  Illiquidity in the markets could make it difficult to liquidate positions on favorable terms, which could result in additional losses.

Conflicts of interest exist in the structure and operation of Grant Park.

Effective as of October 1, 2013, entities owned in part by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of Grant Park, Mr. Al Rayes, who is a principal of the general partner, and Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC Capital Advisors, LLC.  Also effective as of October 1, 2013, EMC Capital Management, Inc., one of Grant Park’s commodity trading advisors from January 1989 until September 2013, assigned its obligations, rights and interests to EMC Capital Advisors, LLC, including the trading agreement under which it had previously traded on behalf of Grant Park.

As a result, Mr. Kavanagh, Mr. Al Rayes and Mr. Meehan, each indirectly own a minority interest in EMC Capital Advisors, LLC, one of Grant Park’s commodity trading advisors.  The general partner intends to limit the allocation to EMC Capital Advisors, LLC to no more than 10% of Grant Park’s net assets, which is the approximate level of such assets EMC Capital Management, Inc. was allocated for the past few years.  The relationship between the principals of the general partner and the principals of EMC Capital Advisors, LLC may create a conflict of interest in that Mr. Kavanagh, Mr. Al Rayes and Mr. Meehan may receive compensation based on the trading services EMC Capital Advisors, LLC provides to Grant Park, and the general partner may therefore have a disincentive to terminate or replace EMC Capital Advisors, LLC, even if termination or replacement is or may be in the best interest of Grant Park.

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

Although Grant Park has several classes that allocate assets differently among trading advisors, Grant Park is a single legal entity. Limited partners invested in one or more classes may be compelled to bear the liabilities incurred in respect of another class which such limited partners do not themselves own if there are insufficient assets in that other class to satisfy those liabilities. Accordingly, there is a risk that liabilities of one class may not be limited to that particular class and may be required to be paid out of one or more other classes. Moreover, in a bankruptcy or insolvency proceeding, Grant Park’s assets may be aggregated without regard to class. In addition, third party service providers who provide services to one or more classes, and/or other creditors of one or more classes, may have valid claims against the class to which they have provided services, or against the fund as a whole without regard to class.

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

The development of complex communications and new technologies may render the existing computer and communication systems supporting the trading advisors’ trading activities obsolete. In addition, these computer and communications systems must be compatible with those of third parties, such as the systems of exchanges, clearing brokers and the executing brokers used by the trading advisors. If these third parties upgrade their systems, the trading advisors will need to make corresponding upgrades to continue effectively their trading activities. Grant Park’s future success will in part depend on each trading advisor’s and third party’s ability to respond to changing technologies on a timely and cost-effective basis.

Each trading advisor depends on the reliable performance of the computer or communications systems of third parties, such as brokers and futures exchanges, and may experience substantial losses on transactions if they fail.

Each trading advisor depends on the proper and timely function of complex computer and communications systems maintained and operated by the futures exchanges, brokers and other data providers that the trading advisor uses to conduct its trading activities. Failure or inadequate performance of any of these systems could adversely affect the trading advisor’s ability to complete transactions, including its ability to enter new orders, execute existing orders, modify or cancel orders that were previously entered or close out positions, and could result in lost profit opportunities and significant losses on commodity interest transactions. This could have a material adverse effect on revenues and materially reduce Grant Park’s available capital. For example, unavailability of price quotations from third parties may make it difficult or impossible for a trading advisor to use the proprietary software that it relies upon to conduct its trading activities. Unavailability of records from brokerage firms can make it difficult or impossible for the trading advisor to accurately determine which transactions have been executed or the details, including price and time, of any transaction executed. This unavailability of information also may make it difficult or impossible for the trading advisor to reconcile its records of transactions with those of another party or to accomplish settlement of executed transactions.

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

The Dodd-Frank Act provides the CFTC and the SEC with jurisdiction and authority to establish a comprehensive registration and regulatory structure affecting dealers and other major market participants in swaps, authorizes the CFTC to subject swap dealers to capital and margin requirements and to require swap dealers to meet certain business conduct standards and recordkeeping and reporting requirements. Standardized derivatives will be required to be traded on regulated exchanges or swap execution facilities. Although expansion of CFTC jurisdiction to include certain OTC swap transactions may provide Grant Park with potential protections it did not have previously, such rules may also limit or prevent Grant Park from engaging in certain OTC swap transactions. Such potential reduction in eligible investments could limit Grant Park’s profit potential or increase the risk of loss to which Grant Park is subject.

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

In October 2011, the CFTC adopted final regulations pursuant to the Dodd-Frank Act that imposed position limits on 28 physical commodity futures and options contracts and on physical commodity swaps that are economically equivalent to such contracts. In September 2012, a district court issued an order that generally vacated those final rules and remanded the matter to the CFTC.  The CFTC has since proposed revised position limits for futures and swaps in the 28 core physical commodity contracts and their “economically equivalent” futures, options and swaps.  If adopted, the proposal would essentially reinstate, with certain changes, the position limit rules that were vacated by the district court in 2012.  The contracts subject to proposal include certain agricultural, metals and energy commodities. Although Grant Park does not currently anticipate these limits will affect Grant Park’s ability to trade, it is possible that the imposition of such proposed limits may in the future have such an effect if the amount of assets Grant Park trades in these instruments increases. If positions in Grant Park were to approach the level of a particular speculative position limit, such limit could cause a modification of certain trading advisors’ investment decisions for Grant Park or force liquidation of certain futures positions.

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

If Grant Park were to be treated as an association or publicly traded partnership taxable as a corporation instead of as a partnership for U.S. federal income tax purposes, (1) its net taxable income would be taxed at corporate income tax rates, thereby substantially reducing its profitability, (2) you would not be allowed to deduct your share of losses of Grant Park and (3) distributions to you, other than liquidating distributions, would constitute dividends to the extent of Grant Park’s current or accumulated earnings and profits and would be taxable as such.

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

Non-U.S. investors may face exchange rate risk and U.S. and foreign tax consequences.

Non-U.S. investors should note that the units are denominated in U.S. dollars and that changes in the rates of exchange between currencies may cause the value of their investment to decrease. Non-U.S. investors should consult their own tax advisors concerning the applicable U.S. federal, state, local and foreign tax implications of this investment.

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

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for any of Grant Park’s units. All units may be transferred or redeemed subject to the conditions imposed by Grant Park’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”). As of January 31, 2014 there were 171 Class A unit holders, 8,692 Class B unit holders, 98 Legacy 1 Class unit holders, 112 Legacy 2 Class unit holders, 247 Global 1 Class unit holders, 451 Global 2 Class unit holders, 5,501 Global 3 Class unit holders, and 18,188.12 Class A units, 218,750.56 Class B units, 4,312.18 Legacy 1 Class units, 5,814.69 Legacy 2 Class units, 11,178.13 Global 1 Class units, 18,952.88 Global 2 Class units and 224,160.32 Global 3 Class units outstanding.

Dearborn Capital Management, L.L.C., as Grant Park’s general partner, has sole discretion in determining what distributions, if any, Grant Park will make to its unit holders. Grant Park has not made any such distributions as of the date hereof. The general partner does not intend to make any distributions of Grant Park’s assets.

Class A and Class B units are no longer being offered. Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. Sales of the Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class, units during the fourth quarter 2013 were as follows:

Units	October	November	December

Legacy 1 Class Units
Units sold	0.00	0.00	0.00
Net asset value	$817.48	$832.14	$851.76
Legacy 2 Class Units
Units sold	0.00	0.00	0.00
Net asset value	$805.33	$819.71	$839.07
Global 1 Class Units
Units sold	0.00	0.00	30.28
Net asset value	$792.55	$806.55	$825.68
Global 2 Class Units
Units sold	0.00	0.00	0.00
Net asset value	$781.69	$795.40	$814.19
Global 3 Class Units
Units sold	953.23	670.07	499.67
Net asset value	$720.19	$732.02	$748.50

The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Issuer Purchases of Equity Securities

The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended December 31, 2013.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)

10/1/2013 through 10/31/2013	1,125.57	$1,133.97	9,764.14	$950.44	58.49	$832.14	2,629.31	$819.71	285.31	$806.55	1,505.95	$795.40	8,045.66	$732.02	23,414.43	(2)

11/1/2013 through 11/30/2013	273.50	$1,159.39	11,305.10	$971.22	81.94	$851.76	707.00	$839.07	372.77	$825.68	814.37	$814.19	9,364.55	$748.50	22,919.23	(2)

12/1/2013 through 12/31/2013	740.30	$1,169.66	8,787.46	$979.42	185.28	$860.76	520.73	$847.76	243.84	$835.24	1,518.66	$823.45	8,449.98	$756.03	20,446.25	(2)

Total	2,139.37	$1,149.57	29,856.70	$966.84	325.71	$853.36	3,857.04	$827.05	901.92	$822.21	3,838.98	$810.48	25,860.19	$745.83	66,779.91	(2)

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

(2)           Not determinable.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected consolidated financial data of Grant Park as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 is derived from the consolidated financial statements that have been audited by McGladrey LLP, Grant Park’s independent registered public accountant. This financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and with Grant Park’s consolidated financial statements and the notes thereto, included elsewhere in this Annual Report on Form 10-K. Results from past periods are not necessarily indicative of results that may be expected for any future period.

	As of and For the Year Ended December 31,
	2013	2012	2011	2010	2009
Total assets	$469,547,488	$660,873,332	$838,789,473	$926,818,164	$857,602,108
Total partners’ capital	447,372,009	636,740,050	798,842,191	891,912,770	831,270,498
Total trading gains (losses)	10,123,922	11,181,019	(65,416,133)	95,986,575	(29,071,663)
Loss allocated from GP 1, LLC*	—	—	—	—	(2,740,621)
Dividend and interest income	1,325,299	1,831,201	3,139,171	4,324,858	6,395,208
Total expenses	35,812,050	54,954,423	63,220,582	69,789,098	61,253,534
Net income (loss)	(24,362,829)	(41,942,203)	(125,497,544)	30,522,335	(86,670,610)
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	(46.71)	(79.47)	(192.82)	63.46	(145.00)
General Partner & Limited Partner Class B Units	(45.55)	(74.07)	(171.82)	46.51	(134.12)
General Partner & Limited Partner Legacy 1 Class Units**	(15.34)	(36.13)	(112.69)	58.80	(33.88)
General Partner & Limited Partner Legacy 2 Class Units**	(16.84)	(38.46)	(116.73)	55.25	(35.46)
General Partner & Limited Partner Global 1 Class Units**	(10.28)	(28.82)	(110.04)	27.56	(43.18)
General Partner & Limited Partner Global 2 Class Units**	(12.04)	(30.73)	(111.79)	24.41	(46.40)
General Partner & Limited Partner Global 3 Class Units**	(23.87)	(42.70)	(123.42)	6.38	(60.36)

* Loss allocated from GP 1, LLC is only for first quarter of 2009.

** Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units began trading on April 1, 2009.

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents Grant Park’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2013 and 2012, which is unaudited. However, in the opinion of Grant Park, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been made. Interim results are subject to significant seasonal variations and are not indicative of the results of operations to be expected for a full fiscal year.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2013	2013	2013	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total trading gains (losses)	$8,602,456	$(19,720,044)	$(9,537,661)	$30,779,171
Net income (loss)	(1,156,755)	(28,517,171)	(17,261,245)	22,572,342
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	(2.78)	(59.60)	(38.24)	53.91
General Partner & Limited Partner Class B Units	(3.90)	(51.75)	(33.65)	43.75
General Partner & Limited Partner Legacy 1 Class Units	2.86	(38.33)	(23.15)	43.28
General Partner & Limited Partner Legacy 2 Class Units	2.37	(38.32)	(23.32)	42.43
General Partner & Limited Partner Global 1 Class Units	4.07	(35.74)	(21.30)	42.69
General Partner & Limited Partner Global 2 Class Units	3.50	(35.78)	(21.52)	41.76
General Partner & Limited Partner Global 3 Class Units	(0.08)	(36.55)	(23.08)	35.84
Net asset value per unit
General Partner & Limited Partner Class A Units	1,213.59	1,153.99	1,115.75	1,169.66
General Partner & Limited Partner Class B Units	1,021.07	969.32	935.67	979.42
General Partner & Limited Partner Legacy 1 Class Units	878.96	840.63	817.48	860.76
General Partner & Limited Partner Legacy 2 Class Units	866.97	828.65	805.33	847.76
General Partner & Limited Partner Global 1 Class Units	849.59	813.85	792.55	835.24
General Partner & Limited Partner Global 2 Class Units	838.99	803.21	781.69	823.45
General Partner & Limited Partner Global 3 Class Units	779.82	743.27	720.19	756.03

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2012	2012	2012	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total trading gains (losses)
Gains (losses) from trading	$3,181,445	$23,926,031	$14,564,188	$(30,490,645)
Net income (loss)	(10,595,654)	8,202,787	809,675	(40,359,011)
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Unit	(18.52)	12.82	0.40	(74.17)
General Partner & Limited Partner Class B Unit	(17.52)	9.16	(1.44)	(64.27)
General Partner & Limited Partner Legacy 1 Class Unit	(7.91)	14.23	5.61	(48.06)
General Partner & Limited Partner Legacy 2 Class Unit	(8.36)	12.89	5.02	(48.01)
General Partner & Limited Partner Global 1 Class Unit	(5.57)	14.95	6.71	(44.91)
General Partner & Limited Partner Global 2 Class Unit	(6.08)	14.17	6.10	(44.92)
General Partner & Limited Partner Global 3 Class Unit	(9.37)	10.11	2.11	(45.55)
Net asset value per unit:
General Partner & Limited Partner Class A Unit	1,277.32	1,290.14	1,290.54	1,216.37
General Partner & Limited Partner Class B Unit	1,081.52	1,090.68	1,089.24	1,024.97
General Partner & Limited Partner Legacy 1 Class Unit	904.32	918.55	924.16	876.10
General Partner & Limited Partner Legacy 2 Class Unit	894.70	907.59	912.61	864.60
General Partner & Limited Partner Global 1 Class Unit	868.77	883.72	890.43	845.52
General Partner & Limited Partner Global 2 Class Unit	860.14	874.31	880.41	835.49
General Partner & Limited Partner Global 3 Class Unit	813.23	823.34	825.45	779.90

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

There were no assets allocated to GP 5, GP 7, GP 10, GP 11 and GP 12 as of December 31, 2013.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors retained by the general partner. Alder Capital Limited, Amplitude Capital International Limited, Denali Asset Management, LLLP, EMC Capital Advisors LLC, Eckhardt Trading Co., Eagle Trading Systems Inc., Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Transtrend B.V. and Winton Capital Management Limited serve as Grant Park’s commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. EMC Capital Advisors LLC is an Illinois limited liability company formed in August 2013. From January 1989 until September 2013, EMC Capital Management, Inc. was allocated and traded a portion of Grant Park’s assets. On October 1, 2013, EMC Capital Management, Inc. assigned its obligations, rights and interests to EMC Capital Advisors LLC, including the trading agreement under which EMC Capital Management, Inc. had previously traded on behalf of Grant Park. As of December 31, 2013, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors Alder, Amplitude, Denali, EMC, ETC, Eagle, Lynx, Quantica, Rabar, Transtrend and Winton. No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of December 31, 2013:

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the years ended December 31, 2013, 2012 and 2011, are set forth in the table below:

	2013	2012	2011
Total return — Class A Units	(3.8)%	(6.1)%	(13.0)%
Total return — Class B Units	(4.4)%	(6.7)%	(13.5)%
Total return — Legacy 1 Class Units	(1.8)%	(4.0)%	(11.0)%
Total return — Legacy 2 Class Units	(2.0)%	(4.3)%	(11.5)%
Total return — Global 1 Class Units	(1.2)%	(3.3)%	(11.2)%
Total return — Global 2 Class Units	(1.4)%	(3.6)%	(11.4)%
Total return — Global 3 Class Units	(3.1)%	(5.2)%	(13.1)%

Grant Park’s total net asset value at December 31, 2013, 2012 and 2011 was $447.4 million, $636.7 million and $798.8 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector for each of the years ended December 31, 2013, 2012 and 2011.

	% Gain (Loss)
	Years Ended December 31,
Sector	2013	2012	2011

Agriculturals	1.0%	(0.6)%	—%
Currencies	0.5	(0.8)	(4.2)
Energy	(5.2)	(0.6)	(0.6)
Interest rates	(5.4)	2.3	7.3
Meats	0.2	(0.2)	0.2
Metals	1.1	(2.0)	(0.5)
Soft commodities	0.1	0.1	(2.9)
Stock indices	11.8	5.3	(5.1)
Total	4.1%	3.5%	(5.8)%

Year ended December 31, 2013

2013 was characterized by widespread uncertainty across the global markets  The year began with a resolution of the U.S. government’s stalemate concerning the extension of the debt limit for the balance of 2013, an action that helped drive the global equity markets higher.    Positive economic data about the U.S., German, and Chinese economies reinforced investors’ bullish sentiments. Grant Park was well positioned and profited from the run up. Japan elected a new Prime Minister who was determined to expand the balance sheet of the country’s Central Bank in an attempt to strengthen Japan’s struggling export industries. Mr. Abe’s confirmation sent the yen lower in anticipation of a massive monetary expansion. This movement coincided with Grant Park’s expanding short yen positions and provided considerable gains for the portfolio. Global investors began to execute “risk off” tendencies near the end of February, after elections in Italy failed to elect a national leader and Eurozone countries reported mixed economic data.  Prices for precious metals increased and overall demand for crude oil and its products declined, each of which was against Grant Park’s existing positions.

Central bank announcements drove markets in both directions throughout the second quarter. In April, the European Commission and the IMF attempted to force Cypriot officials to sell a portion of the country’s gold reserves in order to fund a bailout of one of the largest banks in Cyprus. Precious metal markets sold off on this news and Grant Park profited from it short exposure to gold and silver. Grant Park also benefited from favorable price movement for U.S. 10-Year Notes and German Bunds.  These profits were lost in May, however, following positive data for the U.S. and Europe was reported for housing, manufacturing, and consumer confidence.   An announcement from the European Central Bank regarding a potential interest rate cut added to European equity market gains. This announcement sent the euro and Swiss franc higher against counterpart currencies and was against Grant Park’s short positions. During June, the U.S. Federal Reserve announced its intention to taper its bond buying program at the end of the summer. Investors swiftly reacted to this news by reverting to their “risk-off” tendencies of the first quarter. Equities gains which followed the European Central Bank announcement were quickly removed as investors reacted to the Federal Reserve’s statement and Grant Park’s exposure to equities was reduced by nearly 50% in reaction to the abrupt sell-off. Losses were partially offset by gains from short wheat and long soybean trades.

The geopolitical landscape drove investor sentiment throughout the summer, marked by public rallies across Europe protesting against austerity measures and by an escalation in the ongoing civil war in Syria.  Grant Park profited as crude oil prices rose in response to the uncertainty and by additional information that showed U.S. domestic crude inventories had fallen.  Equity markets, however, reversed their bullish trends and moved against Grant Park’s long positions as the Syrian conflict continued to escalate and weaker-than-expected earnings reports were released in the U.S.   Positive earnings reports from Australian companies moved in concert with Grant Park’s long positions and helped mitigate losses within the sector. Grains markets moved consistently during the summer months as growing conditions around the world proved to be ideal and sent yield estimates higher. Short exposure to corn and wheat markets helped curb losses from adverse movements in the currency and fixed-income sectors. By the quarter’s end, the failure of the U.S. Federal Government to resolve the budget and debt-management impasse created the prospect of an extended government shutdown.  This caused investors to seek non-U.S., safe-haven treasuries and the Grant Park suffered losses due to its short exposure to the German Bund.

The U.S. Government shutdown lasted 16 days and its effects on markets were short-lived, as equities in the U.S. and Europe rallies to all-time highs following the government’s reopening.  The Federal Reserve’s decision to delay the tapering of its monetary expansion reinforced the rally and Grant Park registered profits as a result. Long exposure was increased and economic data out of Europe and Japan gave investors reason to believe the European Central Bank and Bank of Japan would continue to support their respective economies with capital injections. German and Japanese Government bond prices rallied in reaction and the Grant Park profited.  In November, the Bank of Japan announced plans to increase the intensity of its bond buying program. This announcement caused the yen and the Australian dollar to depreciate substantially against their U.S. counterpart, supporting Grant Park’s short exposure to the yen and Aussie dollar.  The Nikkei 225 experienced an intense rally and ended the year up more than 50%. Energy markets exhibited a sector-wide rally towards the end of the quarter as demand prospects for natural gas and crude oil strengthened, which initially resulted in losses for the portfolio’s short exposure. The extended rally caused Grant Park’s exposure to transition from net short to net long, which helped offset the bulk of setbacks. Precious metal markets continued to suffer losses as investors demonstrated “risk-on” tendencies and Grant Park’s short gold and silver exposure took advantage of the price declines. Gains were partially offset by rising base metal prices, which did not coincide with the Grant Park’s short exposure. Grant Park benefited from prolonged short exposure to grains markets as prices sustained their downtrends in reaction to strong supply data, a weakening ethanol mandate, and decreased overall demand. Sector exposure was increased by 10% as a result.

For the year ended December 31, 2013, Grant Park had a negative return of 3.8% for the Class A units, a negative return of 4.4% for the Class B units, a negative return of 1.8% for the Legacy 1 Class units, a negative return of 2.0% for the Legacy 2 Class units, a negative return of 1.2% for the Global 1 Class units, a negative return of 1.4% for the Global 2 Class units, and a negative return of 3.1% for the Global 3 Class units. On a combined unit basis prior to expenses, approximately 4.1% resulted from trading gains which were further increased by gains of approximately 0.3% of interest income. These trading gains were offset by approximately 8.1% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park. An analysis of the 4.1% trading gains by sector is as follows:

Sector	% Gain (Loss)

Agriculturals	1.0%
Currencies	0.5
Energy	(5.2)
Interest rates	(5.4)
Meats	0.2
Metals	1.1
Soft commodities	0.1
Stock indices	11.8
Total	4.1%

Year ended December 31, 2012

Concerns regarding the financial stability of the Eurozone dictated investor sentiment throughout the first quarter of 2012. Day-to-day developments regarding potential bailouts, credit rating downgrades and economic data in the region created intraday inflection points for some of the markets traded within Grant Park’s portfolio, making it especially difficult to trade global currency and fixed income markets. The euro fell intramonth in January, which coincided with Grant Park’s net short exposure. As February approached, the downtrend quickly reversed as Eurozone officials announced an apparent Greek bailout resolution, resulting in losses for the portfolio. Grant Park was able to profit from discernible trends in the energy and equities markets. Short natural gas positions fared well as prices plummeted 29% in the first quarter due to weak demand stemming from unseasonably warm weather in the U.S. and elevated supplies that were approaching historic levels. Short exposure increased throughout the quarter as the downward trend persisted, resulting in augmented profits. Grant Park was also well positioned to benefit from a near 12% and 19% rally in the S&P 500 and Nikkei 225, respectively. The S&P 500 rallied after the outlook for the global economy became more optimistic due to bullish data, while the Nikkei 225 rallied due to the yen’s depreciation throughout the quarter, which raised hopes for the country’s struggling export industries.

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

Uncertainty reigned supreme as the end of the year approached. Fueling uncertainty was a lack of a clear resolution to the European debt crisis and fears U.S. policy makers would be unable to agree on a deal to keep from going over the “Fiscal Cliff”, a combination of tax increases and spending cuts that were scheduled to go into effect at the beginning of 2013. In addition, Japan announced plans to make a concerted effort to devalue the yen significantly in hopes of boosting their debilitated export industries. These headlines heavily influenced investor sentiment and caused markets to shift directions as press conferences concerning the issues unfolded. This market environment produced few trends and made it very difficult for Grant Park’s trend-following strategies. All six sectors produced negative performance in October with fixed income serving as the biggest detractor. Mid-month regional economic data out of Europe was disheartening and led to increased austerity-driven unrest in Greece, Spain and Italy. This drove investors to liquidate risk-assets, driving prices lower against Grant Park’s long positions. As the conflict between Israel and Hamas continued into November, crude oil and its products rallied in opposition to Grant Park’s short positions. The hectic year ended on a strong note as Grant Park ended December with positive returns. Performance was predominantly driven by trades in the currency and equities markets. The yen fell alongside Grant Park’s short positions and the S&P 500 finished the year bullishly coinciding with Grant Park’s long exposure.

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

Year ended December 31, 2011

The start of 2011 was met with newly found hopes European officials were getting close to a resolution to the ongoing instability of the Eurozone sovereign debt markets. Reports early in the quarter stating key French and German officials were nearing an agreement served as a bullish driver for global investor sentiment. The boost in sentiment weighed heavily on safe-haven demand driving fixed-income prices lower against Grant Park’s long positions, resulting in losses. Grant Park’s long base metals positions also endured setbacks, driven lower by weak industrial demand forecasts amid the ailing global economy and the effects of the devastating Japanese earthquake in March. The effects of the Japanese earthquake were also felt in the equity markets, driving the Japanese Nikkei 225 down in excess of 10% against Grant Park’s long positions. In the energy markets, civil unrest in the Middle East, namely Libya, buoyed crude oil prices due to concerns of supply disruptions. Grant Park’s long crude oil positions earned profits as crude rallied nearly 17% in the first quarter.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of December 31, 2013 and December 31, 2012 and the trading gains/losses by market category for the year ended December 31, 2013 and the year ended December 31, 2012. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of December 31, 2013, Grant Park’s net asset value was approximately $447.4 million. As of December 31, 2012, Grant Park’s net asset value was approximately $636.7 million.

	December 31, 2013
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.7%	11.8%
Currencies	0.5	0.5
Metals	0.3	1.1
Interest rates	0.3	(5.4)
Agriculturals/softs/meats	0.2	1.3
Energy	0.2	(5.2)

Aggregate/Total	1.1%	4.1%

	December 31, 2012
Market Sector	Value at Risk*	Trading Gain/(Loss)

Currencies	0.5%	(0.8)%
Interest rates	0.3	2.3
Stock indices	0.3	5.3
Energy	0.1	(0.6)
Metals	0.1	(2.0)
Agriculturals/softs/meats	0.1	(0.7)

Aggregate/Total	0.6%	3.5%

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

Non-Trading Risk

Grant Park has non-trading market risk on its foreign cash balances not needed for margin. However, these balances, as well as the market risk they represent, are immaterial. Grant Park also has non-trading market risk as a result of investing a portion of its available assets in U.S. Treasury bills. The market risk represented by these investments is also immaterial.

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of December 31, 2013, by market sector.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, China, Taiwan, South Africa, India, Turkey, Singapore, South Korea, and Australia.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of December 31, 2013, Grant Park was predominantly long equities in the U.S., Eurozone, Japan, Taiwan, Canada, Hong Kong, U.K. Australia, India, South Africa, Singapore, and Mexico and short equities in China, Thailand, and Turkey.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of December 31, 2013, Grant Park was long the U.S. dollar against the Japanese yen, Australian dollar, and Canadian dollar and short the U.S. dollar against the British pound, Swiss franc, euro, Mexican peso, and New Zealand dollar.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel, and zinc. As of December 31, 2013, in the precious metals sector Grant Park had short positions in gold, silver, platinum, and palladium.  In the base metals markets Grant Park had long positions in zinc, copper, and lead and short positions in aluminum and nickel.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, Singapore, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of December 31, 2013, Grant Park was predominantly long interest rate instruments in Canada, Singapore and Japan, and short interest rate instruments in the U.K., Australia, Eurozone, U.S. and New Zealand.

Agriculturals/Softs/Meats

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of December 31, 2013, in the grains markets, Grant Park had long positions in soybeans, soybean meal, milling wheat, and oats and short positions in corn, wheat, soybean oil, canola, and rapeseed.  In the livestock markets Grant Park was long live cattle and feeder cattle and short lean hogs.  In the foods/industrials markets, Grant Park was long cocoa, cotton, orange juice, lumber, and crude palm oil and short sugar, coffee, rough rice, and rubber.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America.  As of December 31, 2013, the energy market exposure of Grant Park was predominantly long Brent crude oil, natural gas, gasoline blendstock, gas oil, heating oil, crude oil, WTI Crude oil, kerosene, new crude oil, and Oman crude oil, and short Phelix Baseload quarterly and carbon emission futures.   Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in these markets.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of December 31, 2013.

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

Report on Management’s Assessment of Internal Control Over Financial Reporting

The general partner, on behalf of Grant Park, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- 15(f) and 15d-15(f) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.              Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.              Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

3.              Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of the general partner’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Grant Park’s internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on that evaluation, the general partner concluded that Grant Park’s internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Grant Park has no directors or executive officers and also does not have any employees. Grant Park is managed solely by Dearborn Capital Management, L.L.C. in its capacity as general partner.

The members of the general partner are Dearborn Capital Management Ltd., and DCMI Holdings Inc. The principals of the general partner are David M. Kavanagh, Patrick J. Meehan, Maureen O’Rourke and Abdullah Mohammed Al Rayes, Centum Prata Holding AG, Mary Dollinger, and The David M Kavanagh 2010-1 GRAT. Only the officers of Dearborn Capital Management, L.L.C., Mr. Kavanagh, Mr. Meehan and Ms. O’Rourke, have management responsibility and control over the general partner.

Mr. Kavanagh, president of Dearborn Capital Management, L.L.C., 58, has been responsible for overseeing all operations and activities of the general partner since its formation. Commencing in October 1998, Mr. Kavanagh also became president, a principal and an associated person of Dearborn Capital Brokers Ltd., an independent introducing broker. From 1983 to 2003, Mr. Kavanagh was a member in good standing of the Chicago Board of Trade. Between 1983 and October 1998, Mr. Kavanagh served as an institutional salesman in the financial futures area on behalf of Refco and Conti Commodity Services, Inc., which was acquired by Refco in 1984. His clients included large hedge funds and financial institutions. Between October 1998 and October 2011, Mr. Kavanagh performed introducing brokerage services from time to time for MF Global Inc., a former futures commission merchant, through Dearborn Capital Brokers. He has also been an owner since May 2012 of a greater than 10% interest in an unregistered proprietary trading firm and has provided occasional consulting services to this firm since May 2012. Neither Dearborn Capital Brokers nor Mr. Kavanagh provides brokerage services to Grant Park’s trading account. In the past, from time to time Mr. Kavanagh has provided brokerage services to Financial Consortium International LLC, a registered introducing broker, commodity pool operator and broker-dealer, since October 1999. In 1980, Mr. Kavanagh received an MBA from the University of Notre Dame, and in 1978 graduated with a B.S. in business administration from John Carroll University.

Mr. Meehan, chief operating officer of the general partner, 58, is primarily responsible for the day to day operations of the general partner. Mr. Meehan became listed as a principal of the general partner effective January 2009. Prior to joining the general partner in April 2008, Mr. Meehan was a member of the senior executive team at Houghton Mifflin Company in Boston, MA, beginning in March 1999. His assignments focused on leading technology and operational organizations and included a three year assignment as the President of the business unit that was the largest provider of professional testing and licensure services to state regulatory agencies in the United States. He also served as the Chief Information/Technology Officer of the company for three years, responsible for directing an annual technology portfolio in excess of $100 million. Mr. Meehan began his career as a commissioned officer in the United States Marine Corps, retiring after 20 years in the grade of Lieutenant Colonel. He received

B.A. degree from John Carroll University, an MBA from Webster University and holds Series 3, 22, 31, and 63 licenses.

Ms. O’Rourke, chief financial officer of the general partner, 48, is responsible for financial reporting and compliance issues. Prior to joining the general partner in May 2003, Ms. O’Rourke was employed as assistant vice president at MetLife Investors Life Insurance Company from 1992 to September 2001. Before that, Ms. O’Rourke was employed as a tax senior at KPMG LLP (formerly KPMG Peat Marwick LLP) from 1987 to 1991. Ms. O’Rourke is a certified public accountant. She received a B.B.A. in accounting from the University of Notre Dame in 1987 and received a M.S. in Taxation from DePaul University in 1996.

Code of Ethics

Grant Park has not adopted a code of ethics because it does not have any officers or employees. The general partner of Grant Park has adopted a Code of Ethics for all employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC. Grant Park does not have any directors or officers. However, the officers of Grant Park’s general partner, as well as the general partner itself, file such notices regarding their beneficial ownership in Grant Park, if any. Grant Park believes that for 2013, all required filings were timely filed by each of these persons.

ITEM 11.              EXECUTIVE COMPENSATION

Grant Park has no directors or officers. Its affairs are managed by Dearborn Capital Management, L.L.C., its general partner, which receives compensation for its services from Grant Park, as follows:

As of December 31, 2013, each of the Class A, Class B, Legacy 1, Legacy 2, Global 1, Global 2 and Global 3 units pay the general partner a monthly brokerage charge. Class A units pay the general partner a monthly brokerage charge equal to a rate of 0.625%, a rate of 7.50% annually, of Class A’s month end net assets. Class B units pay the general partner a monthly brokerage charge equal to a rate of 0.6625%, a rate of 7.95% annually, of Class B’s month-end net assets. Legacy 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.4167%, a rate of 5.00% annually, of Legacy 1’s month-end net assets. Legacy 2 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.4375%, a rate of 5.25% annually, of Legacy 2’s month-end net assets. Global 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3708%, a rate of 4.45% annually, of Global 2’s month-end net assets. Global 2 units pay the general partner a monthly brokerage charge equal to a rate of 0.3917%, a rate of 4.70% annually, of Global 2’s month-end net assets. Global 3 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.5375%, a rate of 6.45% annually, of Global 3’s month-end net assets. The brokerage charge reimbursement paid to the general partner amounted to $39,650,149 for the year ended December 31, 2013, $53,139,297 for the year ended December 31, 2012 and $65,623,015 for the year ended December 31, 2011.

Effective January 1, 2014, Class A units pay the general partner a monthly brokerage charge equal to a rate of 0.583%, a rate of 7.00% annually, of Class A’s month end net assets. Class B units pay the general partner a monthly brokerage charge equal to a rate of 0.6208%, a rate of 7.45% annually, of Class B’s month-end net assets. Legacy 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3750%, a rate of 4.50% annually, of Legacy 1’s month-end net assets. Legacy 2 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3958%, a rate of 4.75% annually, of Legacy 2’s month-end net assets. Global 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3292%, a rate of 3.95% annually, of Global 2’s month-end net assets. Global 2 units pay the general partner a monthly brokerage charge equal to a rate of 0.3500%, a rate of 4.20% annually, of Global 2’s month-end net assets. Global 3 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.4958%, a rate of 5.95% annually, of Global 3’s month-end net assets.

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

Grant Park pays the general partner the brokerage charge, which is based on a fixed percentage of net assets, regardless of whether actual transaction costs were less than or exceeded this fixed percentage  or whether the number of trades significantly increases. For the Legacy 1 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $32.24 based on the average trading activity of the Legacy 1 Class units’ trading advisors for the last three calendar years and assuming current allocations to the trading advisors.

For the Legacy 2 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $33.65 based on the average trading activity of the Legacy 2 Class units’ trading advisors for the last three calendar years and assuming current allocations to the trading advisors.

For the Global 1 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $28.03 based on the average trading activity of the Global 1 Class units’ trading advisors for the last three calendar years and assuming current allocations.

For the Global 2 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $29.75 based on the average trading activity of the Global 2 Class units’ trading advisors for the last three calendar years and assuming current allocations.

For the Global 3 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $42.29 based on the average trading activity of the Global 3 Class units’ trading advisors for the last three calendar years and assuming current allocations of net assets to the trading advisors.

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

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Grant Park has no officers or directors. Its affairs are managed by its general partner, Dearborn Capital Management, L.L.C. Set forth in the table below is information regarding the beneficial ownership of the general partner and the officers of the general partner in Grant Park as of January 31, 2014.

				Number of		Number of		Number of		Number of		Number of
	Number of		Number of	Legacy 1		Legacy 2		Global 1		Global 2		Global 3
	Class A		Class B	Class		Class		Class		Class		Class	Number of
	Limited		Limited	Limited		Limited		Limited		Limited		Limited	General
	Partnership		Partnership	Partnership		Partnership		Partnership		Partnership		Partnership	Partnership
Name	Units		Units	Units		Units		Units		Units		Units	Units
Dearborn Capital Management, LLC	687.587		—	922.500		900.000		1,235.604		1,777.228		—	613.657
David M. Kavanagh	687.587	(1)	—	922.500	(1)	900.000	(1)	1,235.604	(1)	1,777.228	(1)	—	613.657	(1)
Patrick J. Meehan	—		—	185.117		—		50.000		—		—
Maureen O’Rourke	—		—	41.067		—		41.359		—		—

			Percentage of	Percentage of	Percentage of	Percentage of	Percentage of
	Percentage of	Percentage of	Outstanding	Outstanding	Outstanding	Outstanding	Outstanding
	Outstanding	Outstanding	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Class A	Class B	Class	Class	Class	Class	Class	Percentage of
	Limited	Limited	Limited	Limited	Limited	Limited	Limited	General
	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership
Name	Units	Units	Units	Units	Units	Units	Units	Units
Dearborn Capital Management, LLC	3.80%	—	21.91%	15.75%	11.19%	9.48%	—	100.00%
David M. Kavanagh	3.80%	—	21.91%	15.75%	11.19%	9.48%	—	100.00%
Patrick J. Meehan	—	—	4.40%	—	0.45%	—	—
Maureen O’Rourke	—	—	0.98%	—	0.37%	—	—

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

Effective as of October 1, 2013, an entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of Grant Park, and in part by Mr. Al Rayes, who is a principal of the general partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC Capital Advisors, LLC.  Also effective as of October 1, 2013, EMC Capital Management, Inc., one of Grant Park’s commodity trading advisors from January 1989 until September 2013, assigned its obligations, rights and interests to EMC Capital Advisors, LLC, including the advisory contract under which it had previously traded on behalf of Grant Park.

The general partner intends to limit the allocation to EMC Capital Advisors, LLC to no more than 10% of Grant Park’s net assets, which is the approximate level of such assets EMC Capital Management, Inc. was allocated for the past few years.

Pursuant to the advisory contract EMC Capital Management, Inc. entered into with Grant Park, the general partner and the respective trading company in 2009, which was assigned to EMC Capital Advisors, LLC in October 2013, the general partner, on behalf of Grant Park, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period.  For the year ended December 31, 2013, EMC was paid approximately $161,500 in consulting fees and no incentive fees.  All allocations to Grant Park’s trading advisors, including EMC, are reviewed and approved by the general partner and all fees are paid to Grant Park’s trading advisors in accordance with each advisory contract by and among Grant Park, the general partner, the respective trading company and such trading advisor.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to Grant Park for professional audit services provided by McGladrey LLP, Grant Park’s independent registered public accountant, for the audit of Grant Park’s annual financial statements for the years ended December 31, 2013 and 2012, and fees billed for other professional services rendered by McGladrey LLP during those years.

Fee Category	2013	2012
Audit Fees(1)	$163,257	$163,102
Audit-Related Fees	—	—
Tax Fees(2)	6,000	6,000
All Other Fees	—	—
Total Fees	$169,257	$169,102

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

The Audit Committee of Grant Park’s general partner, Dearborn Capital Management, L.L.C., pre-approves all audit and permitted non-audit services of Grant Park’s independent accountants,

including all engagement fees and terms. The Audit Committee of the general partner approved all the services provided by McGladrey during 2013 and 2012 to Grant Park described above. The Audit Committee has determined that the payments made to McGladrey for these services during 2013 and 2012 are compatible with maintaining that firm’s independence.

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

101.1

The following financial statements from Grant Park’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

(1)                                 Included as Appendix A to the prospectus which is part of the Registrant’s Registration Statement on Form S-1/A (File No. 333- 179641) and incorporated herein by reference.

(2)                                 Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.

(3)                                 Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-153862) and incorporated herein by reference.

(4)                                 Included as Appendix B to the prospectus which is part of the Registrant’s Registration Statement on Form S-1/A (File No. 333-179641).

(5)                                 Included as Appendix D to the prospectus which is part of the Registrant’s Registration Statement on Form S-1/A (File No. 333-179641).

(6)                                 Filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on December 19, 2011 (File No.000-50316) and incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Grant Park Futures Fund Limited Partnership

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedule of investments, of Grant Park Futures Fund Limited Partnership (the Partnership) as of December 31, 2013 and 2012, and the related consolidated statements of operations and changes in partners’ capital (net asset value) for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grant Park Futures Fund Limited Partnership as of December 31, 2013 and 2012, and the results of its operations for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Chicago, Illinois

February 24, 2014

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

December 31, 2013 and 2012

	2013	2012
Assets
Equity in brokers’ trading accounts:
Cash	$54,216,191	$94,093,764
Unrealized gain (loss) on open contracts, net	25,510,118	3,681,219
Total equity in brokers’ trading accounts	79,726,309	97,774,983

Cash and cash equivalents	147,776,512	204,384,040
Securities owned, at fair value (cost $241,686,422 and $358,405,739, respectively)	242,024,612	358,679,830
Interest receivable	20,055	34,479
Total assets	$469,547,488	$660,873,332

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Brokerage commission payable	$2,719,686	$3,785,102
Accrued incentive fees	1,167,218	—
Organization and offering costs payable	113,427	158,430
Accrued operating expenses	97,632	136,985
Pending limited partner additions	161,400	3,226,078
Redemptions payable to limited partners	7,916,116	16,826,687
Total liabilities	22,175,479	24,133,282

Partners’ Capital (Net Asset Value)
General Partner
Class A (763.99 and 2,499.78 units outstanding at December 31, 2013 and December 31, 2012, respectively)	893,603	3,040,653
Legacy 1 Class (1,025.00 units outstanding at both December 31, 2013 and December 31, 2012)	882,283	897,998
Legacy 2 Class (1,000.00 units outstanding at both December 31, 2013 and December 31, 2012)	847,762	864,602
Global 1 Class (1,372.89 units outstanding at both December 31, 2013 and December 31, 2012)	1,146,701	1,160,812
Global 2 Class (1,974.70 units outstanding at both December 31, 2013 and December 31, 2012)	1,626,069	1,649,835
Limited Partners
Class A (17,492.46 and 25,707.33 units outstanding at December 31, 2013 and December 31, 2012, respectively)	20,460,216	31,269,640
Class B (222,772.45 and 322,257.31 units outstanding at December 31, 2013 and December 31, 2012, respectively)	218,187,750	330,303,791
Legacy 1 Class (3,313.23 and 4,395.66 units outstanding at December 31, 2013 and December 31, 2012, respectively)	2,851,909	3,851,016
Legacy 2 Class (5,130.96 and 12,793.52 units outstanding at December 31, 2013 and December 31, 2012, respectively)	4,349,828	11,061,307
Global 1 Class (9,938.76 and 12,449.60 units outstanding at December 31, 2013 and December 31, 2012, respectively)	8,301,280	10,526,414
Global 2 Class (17,903.21 and 27,930.65 units outstanding at December 31, 2013 and December 31, 2012, respectively)	14,742,440	23,335,702
Global 3 Class (228,934.56 and 280,522.12 units outstanding at December 31, 2013 and December 31, 2012, respectively)	173,082,168	218,778,280
Total partners’ capital (net asset value)	447,372,009	636,740,050
Total liabilities and partners’ capital (net asset value)	$469,547,488	$660,873,332

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2013

Futures, Forwards, and Options on Futures and Forward Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(672,421)	(0.15)%	$2,790,891	0.62%	$2,118,470	0.47%
Currencies	$2,379,330	0.53%	$4,686,390	1.05%	$7,065,720	1.58%
Energy	$(117,375)	(0.02)%	$(69,658)	(0.02)%	$(187,033)	(0.04)%
Interest rates	$(198,405)	(0.04)%	$828,434	0.19%	$630,029	0.15%
Meats	$(19,547)	(0.00)%	$30,940	0.01%	$11,393	0.01%
Metals	$53,375	0.01%	$1,645,510	0.37%	$1,698,885	0.38%
Soft commodities	$16,517	0.00%	$23,094	0.01%	$39,611	0.01%
Stock indices and single stock futures	$5,467,944	1.22%	$14,419	0.00%	$5,482,363	1.22%
Total U.S. Futures Positions	$6,909,418		$9,950,020		$16,859,438

Foreign Futures Positions:
Agriculturals	$9,069	0.00%	$37,257	0.01%	$46,326	0.01%
Energy	$180,496	0.04%	$14,027	0.00%	$194,523	0.04%
Interest rates	$(1,550,167)	(0.35)%	$1,080,501	0.24%	$(469,666)	(0.11)%
Metals	$(685,660)	(0.15)%	$(787,648)	(0.18)%	$(1,473,308)	(0.33)%
Soft commodities	$(1,921)	(0.00)%	$(614)	(0.00)%	$(2,535)	(0.00)%
Stock indices	$9,588,632	2.14%	$(76,992)	(0.02)%	$9,511,640	2.12%
Total Foreign Futures Positions	$7,540,449		$266,531		$7,806,980
Total Futures Contracts	$14,449,867	3.23%	$10,216,551	2.28%	$24,666,418	5.51%

Forward Contracts *
Currencies	$799,760	0.18%	$(64,142)	(0.01)%	$735,618	0.17%

Options on Futures and Forward Contracts *
Currencies	$100,190	0.02%	$(7,546)	(0.00)%	$92,644	0.02%
Interest rates	$15,438	0.00%	$—	(0.00)%	$15,438	0.00%
Total Options on Futures and Forward Contracts	$115,628	0.02%	$(7,546)	(0.00)%	$108,082	0.02%

Total Futures, Forward and Options on Futures and Forward Contracts	$15,365,255	3.43%	$10,144,863	2.27%	$25,510,118	5.70%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2013

Securities owned

U.S. Government-sponsored enterprises

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$132,450,000	8/27/2014-10/7/2016	Federal Farm Credit Banks, 0.2-0.9%	$132,509,255	29.62%
$25,000,000	7/29/2016-9/27/2016	Federal Home Loan Banks, 1-1.2%	25,088,017	5.61%
	Total U.S. Government-sponsored enterprises (cost of $157,435,063)		$157,597,272	35.23%

Corporate Bonds

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$17,122,000	1/15/2014-2/3/2015	Foreign corporate bonds, 0.6-1.4% **	$17,538,526	3.92%
$54,702,000	1/15/2014-1/15/2016	U.S. corporate bonds, 0.5-1.5% **	56,890,467	12.72%
	Total Corporate bonds (cost of $74,253,167)		$74,428,993	16.64%

U.S. Government securities

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$10,000,000	3/27/2014	U.S. Treasury Bill, 0.1% (cost of $9,998,192)	$9,998,347	2.23%

		Percent of Partners’ Capital
	Fair Value	(net asset value)
Total securities owned	$242,024,612	54.10%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2012

Securities owned

U.S. Commercial paper

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$10,000,000	3/14/2013	Dell Inc., 0.3%	$9,994,400	1.57%
$8,700,000	3/4/2013	Coca-Cola Bottling Co. Consolidation, 0.2%	8,696,404	1.37%
$7,100,000	3/25/2013-4/09/2013	Other, 0.4-0.6% **	7,091,265	1.11%
	Total U.S. Commercial paper (cost of $25,763,509)		$25,782,069	4.05%

U.S. Government-sponsored enterprises

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$207,700,000	9/23/2013-12/15/2014	Federal Farm Credit Banks, 0.2-0.4%	$207,717,382	32.62%
$46,500,000	3/6/2013-7/22/2013	Federal Home Loan Banks, 0.2-0.3%	46,514,106	7.31%
$12,000,000	1/9/2015	Federal Agricultural Mortgage Corporation, 0.9%	12,051,027	1.89%
	Total U.S. Government-sponsored enterprises (cost of $266,171,482)		$266,282,515	41.82%

Corporate Bonds

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$13,580,000	1/15/2014-6/15/2014	Foreign corporate bonds, 0.8-1.4%**	$14,635,152	2.30%
$39,486,000	9/15/2013-12/1/2014	U.S. corporate bonds, 0.7-1.5%**	41,994,544	6.59%
		Total Corporate bonds (cost of $56,488,948)	$56,629,696	8.89%

U.S. Government securities

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$10,000,000	10/17/2013	U.S. Treasury Bill, 0.2% (cost of $9,981,800)	$9,985,550	1.57%

		Percent of Partners’ Capital
	Fair Value	(net asset value)
Total securities owned	$358,679,830	56.33%

**   No individual position constituted greater than 1 percent of partners’ capital (net asset value).

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011

Net trading gains (losses)
Net gain (loss) from futures and forward trading
Realized	$(3,286,886)	$26,546,796	$(24,697,561)
Change in unrealized	21,767,769	(4,280,691)	(27,921,376)
Commissions	(8,356,961)	(11,085,086)	(13,137,050)
Net gains (losses) from futures and forward trading	10,123,922	11,181,019	(65,755,987)
Net gain (loss) from equities, equity options and exchange-traded funds
Realized	—	—	408,727
Commissions	—	—	(68,873)
Net gains (losses) from equities, equity options and exchange-traded funds	—	—	339,854
Total trading gains (losses)	10,123,922	11,181,019	(65,416,133)

Net investment income (loss)
Income
Dividend income	—	—	72,393
Interest income	1,325,299	1,831,201	3,066,778
Total income	1,325,299	1,831,201	3,139,171

Expenses from operations
Dividend expense	—	—	159,212
Brokerage commission	31,293,188	42,054,211	52,485,965
Incentive fees	1,511,082	8,917,234	5,770,762
Organizational and offering costs	1,614,953	2,135,464	2,567,526
Operating expenses, (net of recovery on loss, for 2013 $0, 2012 $0, 2011 $5,000,000, See Note 8)	1,392,827	1,847,514	2,237,117
Total expenses	35,812,050	54,954,423	63,220,582
Net investment loss	$(34,486,751)	$(53,123,222)	$(60,081,411)
Net loss	$(24,362,829)	$(41,942,203)	$(125,497,544)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(46.71)	$(79.47)	$(192.82)
General Partner & Limited Partner Class B Units	$(45.55)	$(74.07)	$(171.82)
General Partner & Limited Partner Legacy 1 Class Units	$(15.34)	$(36.13)	$(112.69)
General Partner & Limited Partner Legacy 2 Class Units	$(16.84)	$(38.46)	$(116.73)
General Partner & Limited Partner Global 1 Class Units	$(10.28)	$(28.82)	$(110.04)
General Partner & Limited Partner Global 2 Class Units	$(12.04)	$(30.73)	$(111.79)
General Partner & Limited Partner Global 3 Class Units	$(23.87)	$(42.70)	$(123.42)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
Years Ended December 31, 2013, 2012 and 2011

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount
Partners’ capital,
December 31, 2010	3,008.66	$4,478,872	40,362.54	$60,086,201	427.01	$542,672	498,484.71	$633,504,348	1,025.00	$1,050,542	5,908.00	$6,055,220	1,000.00	$1,019,793	6,361.06	$6,486,967
Contributions	—	—	—	—	—	—	—	—	—	—	717.20	720,924	—	—	11,940.41	11,708,655
Redemptions	—	—	(8,242.73)	(11,178,065)	—	—	(79,315.60)	(92,951,924)	—	—	(1,414.36)	(1,398,274)	—	—	(1,766.55)	(1,641,857)
Net income (loss)	—	(580,138)	—	(7,286,031)	—	(73,367)	—	(79,867,014)	—	(115,511)	—	(624,412)	—	(116,730)	—	(1,621,694)
Partners’ capital,
December 31, 2011	3,008.66	3,898,734	32,119.81	41,622,105	427.01	469,305	419,169.11	460,685,410	1,025.00	935,031	5,210.84	4,753,458	1,000.00	903,063	16,534.92	14,932,071
Contributions	—	—	—	—	—	—	—	—	—	—	369.93	349,150	—	—	1,127.13	1,014,958
Redemptions	(508.88)	(650,000)	(6,412.48)	(8,223,133)	(427.01)	(461,824)	(96,911.80)	(105,075,179)	—	—	(1,185.11)	(1,057,043)	—	—	(4,868.53)	(4,379,910)
Net income (loss)	—	(208,081)	—	(2,129,332)	—	(7,481)	—	(25,306,440)	—	(37,033)	—	(194,549)	—	(38,461)	—	(505,812)
Partners’ capital,
December 31, 2012	2,499.78	3,040,653	25,707.33	31,269,640	—	—	322,257.31	330,303,791	1,025.00	897,998	4,395.66	3,851,016	1,000.00	864,602	12,793.52	11,061,307
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	493.95	426,064
Redemptions	(1,735.79)	(2,000,000)	(8,214.87)	(9,627,119)	—	—	(99,484.86)	(97,440,547)	—	—	(1,082.43)	(931,514)	—	—	(8,156.51)	(6,827,074)
Net income (loss)	—	(147,050)	—	(1,182,305)	—	—	—	(14,675,494)	—	(15,715)	—	(67,593)	—	(16,840)	—	(310,469)
Partners’ capital,
December 31, 2013	763.99	$893,603	17,492.46	$20,460,216	—	$—	222,772.45	$218,187,750	1,025.00	$882,283	3,313.23	$2,851,909	1,000.00	$847,762	5,130.96	$4,349,828

Net asset value per unit at
December 31, 2011		$1,295.84				$1,099.04				$912.23				$903.06

Net asset value per unit at
December 31, 2012		$1,216.37				$1,024.97				$876.10				$864.60

Net asset value per unit at
December 31, 2013		$1,169.66				$979.42				$860.76				$847.76

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2013, 2012 and 2011 (continued)

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2010	1,044.66	$1,028,338	10,133.38	$9,975,048	1,181.06	$1,155,098	18,631.40	$18,221,772	500.00	$473,009	156,270.73	$147,834,890	$891,912,770
Contributions	328.23	300,000	6,323.04	6,017,541	793.64	749,000	15,726.10	14,686,484	—	—	150,909.69	136,304,429	170,487,033
Redemptions	—	—	(2,439.31)	(2,235,243)	—	—	(3,770.96)	(3,443,558)	—	—	(29,316.17)	(25,211,147)	(138,060,068)
Net income (loss)	—	(127,962)	—	(1,501,634)	—	(193,575)	—	(2,970,021)	—	(61,711)	—	(30,357,744)	(125,497,544)
Partners’ capital,
December 31, 2011	1,372.89	1,200,376	14,017.11	12,255,712	1,974.70	1,710,523	30,586.54	26,494,677	500.00	411,298	277,864.25	228,570,428	798,842,191
Contributions	—	—	3,970.66	3,520,351	—	—	4,988.20	4,373,822	—	—	44,315.45	36,332,945	45,591,226
Redemptions	—	—	(5,538.17)	(4,882,572)	—	—	(7,644.09)	(6,623,424)	(500.00)	(406,616)	(41,657.58)	(33,991,463)	(165,751,164)
Net income (loss)	—	(39,564)	—	(367,077)	—	(60,688)	—	(909,373)	—	(4,682)	—	(12,133,630)	(41,942,203)
Partners’ capital,
December 31, 2012	1,372.89	1,160,812	12,449.60	10,526,414	1,974.70	1,649,835	27,930.65	23,335,702	—	—	280,522.12	218,778,280	636,740,050
Contributions	—	—	1,080.05	914,871	—	—	2,344.85	1,955,847	—	—	32,538.51	24,761,125	28,057,907
Redemptions	—	—	(3,590.89)	(2,949,624)	—	—	(12,372.29)	(10,046,041)	—	—	(84,126.07)	(63,241,200)	(193,063,119)
Net income (loss)	—	(14,111)	—	(190,381)	—	(23,766)	—	(503,068)	—	—	—	(7,216,037)	(24,362,829)
Partners’ capital,
December 31, 2013	1,372.89	$1,146,701	9,938.76	$8,301,280	1,974.70	$1,626,069	17,903.21	$14,742,440	—	$—	228,934.56	$173,082,168	$447,372,009

Net asset value per unit at
December 31, 2011		$874.34				$866.22				$822.60

Net asset value per unit at
December 31, 2012		$845.52				$835.49				$779.90

Net asset value per unit at
December 31, 2013		$835.24				$823.45				$756.03

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

There were no assets allocated to GP 5, GP 7, GP 10, GP 11 and GP 12 as of December 31, 2013.

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

The Partnership’s significant accounting policies are as follows:

Pursuant to rules and regulations of the SEC, audited consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) as established by the Financial Accounting Standards Board (“FASB”) to ensure consistent reporting of financial condition and results of operations.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are  more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. As of December 31, 2013, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2010.

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At December 31, 2013 and 2012, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the years ended December 31, 2013, 2012 and 2011, substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. and foreign futures contracts	$24,666,418	$—	$—	$24,666,418
Forward contracts	—	735,618	—	735,618
Options on forward contracts	—	62,744	—	62,744
Options on futures contracts	45,338	—	—	45,338
Cash and cash equivalents
Bank deposits	4,491,379	—	—	4,491,379
U.S. Commercial paper	—	143,143,726	—	143,143,726
Securities owned
U.S. Government-sponsored enterprises	—	157,597,272	—	157,597,272
Foreign corporate bonds	—	17,538,526	—	17,538,526
U.S. corporate bonds		56,890,467		56,890,467
U.S. Government securities	—	9,998,347	—	9,998,347
Total	$29,203,135	$385,966,700	$—	$415,169,835

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 10. See the consolidated condensed schedule of investments for additional detail categorization.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. and foreign futures contracts	$2,225,736	$—	$—	2,225,736
Forward contracts	—	1,444,845	—	1,444,845
Options on forward contracts	—	10,638	—	10,638
Cash and cash equivalents
Bank deposits	—	17,348,124	—	17,348,124
U.S. Commercial paper	183,847,222	—	—	183,847,222
Securities owned
U.S. Commercial paper	25,782,069	—	—	25,782,069
U.S. Government-sponsored enterprises	266,282,515	—	—	266,282,515
Foreign corporate bonds	—	14,635,152	—	14,635,152
U.S. corporate bonds		41,994,544		41,994,544
U.S. Government securities	9,985,550	—	—	9,985,550
Total	$488,123,092	$75,433,303	$—	$563,556,395

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 10. See the consolidated condensed schedule of investments for additional detail categorization.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended June 30, 2013, the Partnership transferred securities owned, including U.S commercial paper of $15,999,008 and U.S. Government-sponsored enterprise securities of $228,724,592 from Level 1 to Level 2. Additionally, any purchase of U.S. Government securities subsequent to March 31, 2013 was also categorized by the Partnership as Level 2. The Partnership believes that these transfers reflect a better classification of the instruments based on the lack of Level 1 inputs available and market activity levels of the securities described above.  There was no effect on the consolidated statement of operations for year the ended December 31, 2013. There were no other significant transfers among Levels 1, 2 and 3 during the years ended December 31, 2013 and 2012.

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

Note 4. Commodity Trading Advisors

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors. Each Trading Company has entered into an advisory contract with its own Advisor. The commodity trading advisors are Alder Capital Limited, Amplitude Capital International Limited, Denali Asset Management, LLLP, EMC Capital Advisors LLC, Eckhardt Trading Co., Eagle Trading Systems Inc., Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Transtrend B.V. and Winton Capital Management Limited (collectively, the “Advisors”). EMC Capital Advisors LLC is an Illinois limited liability company formed in August 2013. From January 1989 until September 2013, EMC Capital Management, Inc. was allocated and traded a portion of the Partnership’s assets. On October 1, 2013, EMC Capital Management, Inc. assigned its obligations, rights and interests to EMC Capital Advisors LLC, including the trading agreement under which EMC Capital Management, Inc. had previously traded on behalf of the Partnership. The Advisors as of December 31, 2013 are paid a consulting fee, either monthly or quarterly, ranging from 0 percent to 2 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee ranging from 20 percent to 24 percent of the new trading profits on the allocated net assets of the Advisor.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Ten percent of the General Partners limited partnership interest in the Partnership is characterized as a general partnership interest. Notwithstanding, the general partnership interest will continue to pay all fees associated with a limited partnership interest.

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

Included in the total brokerage commission are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage commission line on the consolidated statements of operations. The brokerage commission in the amount of $31,293,188, $42,054,211 and $52,485,965 for the years ended December 31, 2013, 2012 and 2011, respectively, is shown on the consolidated statements of operations.

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $1,614,953, $2,135,464 and $2,567,526 for the years ended December 31, 2013, 2012 and 2011, respectively, are shown on the consolidated statement of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $1,392,827, $1,847,514 and $2,237,117 for the years ended December 31, 2013, 2012 and 2011, respectively, are shown on the consolidated statement of operations.

Note 6. Subscriptions, Redemptions and Allocation of Net Income or Loss

Subscriptions received in advance, if any, represent cash received prior to December 31 for contributions of the subsequent month and do not participate in earnings of the Partnership until the following January.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

	2013	2012	2011
Total return — Class A Units	(3.84)%	(6.13)%	(12.95)%
Total return — Class B Units	(4.44)%	(6.74)%	(13.52)%
Total return — Legacy 1 Class Units	(1.75)%	(3.96)%	(11.00)%
Total return — Legacy 2 Class Units	(1.95)%	(4.26)%	(11.45)%
Total return — Global 1 Class Units	(1.22)%	(3.30)%	(11.18)%
Total return — Global 2 Class Units	(1.44)%	(3.55)%	(11.43)%
Total return — Global 3 Class Units	(3.06)%	(5.19)%	(13.05)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees	6.29%	6.34%	6.54%
Incentive fees	0.28%	1.23%	0.66%
Total expenses	6.57%	7.57%	7.20%
Net investment loss (1)	(6.05)%	(6.09)%	(6.18)%

(1) Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Limited Partners for the years ended December 31, 2013, 2012 and 2011.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The following per unit performance calculations reflect activity related to the Partnership.

	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at December 31, 2010	$1,488.66	$1,270.86	$1,024.92	$1,019.79	$984.38	$978.01	$946.02
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	(98.42)	(83.83)	(69.44)	(67.60)	(72.09)	(71.64)	(68.20)
Expenses net of interest income*	(94.40)	(87.99)	(43.25)	(49.13)	(37.95)	(40.15)	(55.22)
Total income (loss) from operations	(192.82)	(171.82)	(112.69)	(116.73)	(110.04)	(111.79)	(123.42)
Net asset value per unit at December 31, 2011	1,295.84	1,099.04	912.23	903.06	874.34	866.22	822.60
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	16.23	14.22	10.83	11.37	11.36	11.07	10.63
Expenses net of interest income*	(95.70)	(88.29)	(46.96)	(49.83)	(40.18)	(41.80)	(53.33)
Total income (loss) from operations	(79.47)	(74.07)	(36.13)	(38.46)	(28.82)	(30.73)	(42.70)
Net asset value per unit at December 31, 2012	1,216.37	1,024.97	876.10	864.60	845.52	835.49	779.90
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	30.09	25.15	21.46	21.71	20.77	20.73	19.29
Expenses net of interest income*	(76.80)	(70.70)	(36.80)	(38.55)	(31.05)	(32.77)	(43.16)
Total income (loss) from operations	(46.71)	(45.55)	(15.34)	(16.84)	(10.28)	(12.04)	(23.87)
Net asset value per unit at December 31, 2013	$1,169.66	$979.42	$860.76	$847.76	$835.24	$823.45	$756.03

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

The amount of required margin and good faith deposits with the FCMs and interbank market makers usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs and interbank market makers at December 31, 2013 and December 31, 2012 was $54,216,191 and $94,093,764, respectively, which was 12.1% and 14.8% of the net asset value, respectively.

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

To mitigate the concerns of the Limited Partners of the Partnership, and due to the inherent uncertainty in the timing and results of the liquidation process from the bankruptcy proceedings, on December 16, 2011, the General Partner agreed to purchase from the Partnership all of its rights to or interest in any and all property, claims, foreign secured accounts (and value thereof) and customer segregated accounts (and value thereof) held by the MF Global bankruptcy trustee as of that date (“MF Global Claim”) under the terms of a Transfer of Claim Agreement, as amended. The total MF Global Claim of approximately $12.4 million was purchased by the General Partner for approximately $7.4 million, which represented the General Partner’s estimate of the net realizable value of the MF Global Claim on December 16, 2011. The General Partner’s estimate of the value of the MF Global Claim was based on bids to purchase the MF Global Claim which were received from independent third parties. A copy of the Transfer of Claim Agreement was filed as an exhibit to a Current Report of Form 8-K filed with the SEC on December 19, 2011.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

The Partnership’s business is speculative trading. The Partnership intends to close out all futures, options on futures and forward contracts prior to their expiration. The Partnership trades in futures and other commodity interest contracts and is therefore a party to financial instruments with elements of off-balance sheet market risk and credit risk. In entering into these contracts, the Partnership faces the market risk that these contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. The Partnership minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 25%.

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

The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05. The daily average futures contracts, forward contracts, options on futures contracts and equity options bought and sold was approximately 5,225 and 7,877 for the years ended December 31, 2013 and 2012, respectively. The following tables summarize the quantitative information required by FASB ASC 815:

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Fair Values of Derivative Instruments at December 31, 2013 and 2012

	Asset	Liability
	Derivatives*	Derivatives*
	12/31/2013	12/31/2013	Fair Value
Agricultural contracts	$2,922,883	$(758,087)	$2,164,796
Currencies contracts	10,225,555	(2,331,573)	7,893,982
Energy contracts	558,750	(551,260)	7,490
Interest rates contracts	2,494,780	(2,318,979)	175,801
Meats contracts	72,048	(60,655)	11,393
Metals contracts	4,130,304	(3,904,727)	225,577
Soft commodities contracts	341,494	(304,418)	37,076
Stock indices contracts	15,101,676	(107,673)	14,994,003

	$35,847,490	$(10,337,372)	$25,510,118

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Years Ended December 31, 2013, 2012 and 2011

	Years Ended December 31,
Type of Contract	2013*	2012*	2011*

Agriculturals contracts	$4,293,821	$(3,869,332)	$(18,592,666)
Currencies contracts	2,122,143	(4,935,784)	(36,493,518)
Energy contracts	(23,395,558)	(3,960,783)	(3,355,109)
Interest rates contracts	(24,374,049)	14,926,969	65,198,011
Meats contracts	1,088,278	(1,467,087)	(4,235,895)
Metals contracts	4,917,479	(12,997,845)	(4,570,962)
Soft commodities contracts	617,412	354,779	(3,246,199)
Stock indices and equity options contracts	53,211,357	34,215,188	(43,401,503)

	$18,480,883	$22,266,105	$(48,697,841)

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

Line Item in Consolidated Statement of	For years ended December 31,
Operations	2013	2012	2011

Net gain (loss) from futures and forward trading
Realized	$(3,286,886)	$26,546,796	$(24,697,561)
Change in unrealized	21,767,769	(4,280,691)	(27,921,376)
Total realized and changed in unrealized net gain (loss) from futures and forward trading	18,480,883	22,266,105	(52,618,937)
Net gain (loss) from equity options
Realized	—	—	3,921,096
Change in unrealized	—	—	—
Total realized and changed in unrealized net gain (loss) from equity options trading	—	—	3,921,096
Total realized and changed in unrealized net gain (loss) from futures, forward and equity options trading	$18,480,883	$22,266,105	$(48,697,841)

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The tables below show the gross and net information related to derivatives eligible for offset in the Consolidated Statement of Financial Condition as of December 31, 2013 and 2012.

Offsetting of Derivative Assets

As of December 31, 2013

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$33,234,813	$(8,568,395)	$24,666,418
Forward contracts	2,497,049	(1,761,431)	735,618
Options on futures and forward contracts	115,628	(7,546)	108,082
Total derivatives	$35,847,490	$(10,337,372)	$25,510,118

Derivatives Assets and Collateral Received by Counterparty

As of December 31, 2013

	Net Amount of
	Unrealized Gain
	Presented in	Gross Amounts Not Offset in the Consolidated
	the Consolidated	Statement of Financial Condition
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Bank of America N.A.	$650,256	$—	$—	$650,256
Deutsche Bank AG	50,666	—	—	50,666
Jefferies Bache, LLC.	13,602,999	—	—	13,602,999
Newedge USA, LLC	932,133	—	—	932,133
R.J. O’Brien & Associates, LLC	2,564,953	—	—	2,564,953
UBS Securities LLC	7,709,111	—	—	7,709,111
Total	$25,510,118	$—	$—	$25,510,118

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure. Subsequent to December 31, 2013, there were contributions and redemptions totaling approximately $764,000 and $8,527,000, respectively.

Effective January 1, 2014, the Partnership pays the General Partner a monthly brokerage commission, as presented in the table below:

Brokerage commission*
Class A units	7.00%
Class B units	7.45%
Legacy 1 Class units	4.50%
Legacy 2 Class units	4.75%
Global 1 Class units	3.95%
Global 2 Class units	4.20%
Global 3 Class units	5.95%

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

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: February 24, 2014	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David M. Kavanagh and Maureen O’Rourke, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in- fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2014.

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

101.1

The following financial statements from Grant Park’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

(1)                                 Included as Appendix A to the prospectus which is part of the Registrant’s Registration Statement on Form S-1/A (File No. 333- 179641) and incorporated herein by reference.

(2)                                 Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.

(3)                                 Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-153862) and incorporated herein by reference.

(4)                                 Included as Appendix B to the prospectus which is part of the Registrant’s Registration Statement on Form S-1/A (File No. 333-179641).

(5)                                 Included as Appendix D to the prospectus which is part of the Registrant’s Registration Statement on Form S-1/A (File No. 333-179641).

(6)                                 Filed as Exhibit 10.1 t o the Registrant’s Form 8-K filed on December 19, 2011 (File No. 000-50316) and incorporated herein by reference.