Form 10-Q
period 2014-03-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2014-05-15
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  March 31, 2014

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

QUARTER ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Equity in brokers’ trading accounts:
Cash	$66,594,222	$54,216,191
Unrealized gain (loss) on open contracts, net	7,011,833	25,510,118
Total equity in brokers’ trading accounts	73,606,055	79,726,309

Cash and cash equivalents	88,774,511	147,776,512
Securities owned, at fair value (cost $241,384,169 and $241,686,422, respectively)	241,613,286	242,024,612
Interest receivable	11,551	20,055
Total assets	$404,005,403	$469,547,488

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Brokerage commission payable	$2,139,125	$2,719,686
Accrued incentive fees	—	1,167,218
Organization and offering costs payable	97,546	113,427
Accrued operating expenses	84,059	97,632
Pending limited partner additions	323,000	161,400
Redemptions payable to limited partners	24,301,605	17,916,116
Total liabilities	26,945,335	22,175,479

Partners’ Capital (Net Asset Value)
General Partner
Class A (307.34 and 763.99 units outstanding at March 31, 2014 and December 31, 2013, respectively)	336,528	893,603
Legacy 1 Class (1,025.00 units outstanding at both March 31, 2014 and December 31, 2013)	830,720	882,283
Legacy 2 Class (1,000.00 units outstanding at both March 31, 2014 and December 31, 2013)	797,722	847,762
Global 1 Class (1,372.89 units outstanding at both March 31, 2014 and December 31, 2013)	1,079,969	1,146,701
Global 2 Class (1,329.58 and 1,974.70 units outstanding at March 31, 2014 and December 31, 2013, respectively)	1,030,494	1,626,069
Limited Partners
Class A (16,402.42 and 17,492.46 units outstanding at March 31, 2014 and December 31, 2013, respectively)	17,959,860	20,460,216
Class B (203,772.16 and 222,772.45 units outstanding at March 31, 2014 and December 31, 2013, respectively)	186,527,226	218,187,750
Legacy 1 Class (2,903.17 and 3,313.23 units outstanding at March 31, 2014 and December 31, 2013, respectively)	2,352,905	2,851,909
Legacy 2 Class (3,842.01 and 5,130.96 units outstanding at March 31, 2014 and December 31, 2013, respectively)	3,064,851	4,349,828
Global 1 Class (6,927.63 and 9,938.76 units outstanding at March 31, 2014 and December 31, 2013, respectively)	5,449,526	8,301,280
Global 2 Class (12,781.22 and 17,903.21 units outstanding at March 31, 2014 and December 31, 2013, respectively)	9,906,118	14,742,440
Global 3 Class (208,510.29 and 228,934.56 units outstanding at March 31, 2014 and December 31, 2013, respectively)	147,724,149	173,082,168
Total partners’ capital (net asset value)	377,060,068	447,372,009
Total liabilities and partners’ capital (net asset value)	$404,005,403	$469,547,488

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

March 31, 2014

(Unaudited)

Futures, Forwards, and Options on Futures and Forward Contracts

	Expiration	No. of Contracts		Unrealized gain/(loss) on open long	Percent of Partners’ Capital (Net	Unrealized gain/(loss) on open short	Percent of Partners’ Capital (Net	Net unrealized gain/(loss) on	Percent of Partners’ Capital (Net
	Dates	Long	Short	contracts	Asset Value)	contracts	Asset Value)	open contracts	Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals				$3,582,281	0.95%	$(107,740)	(0.03)%	$3,474,541	0.92%
Currencies				$138,444	0.04%	$(70,379)	(0.02)%	$68,065	0.02%
Energy				$640,253	0.17%	$(2,045)	(0.00)%	$638,208	0.17%
Interest rates				$173,001	0.05%	$120,137	0.03%	$293,138	0.08%
Meats				$505,901	0.13%	$—	(0.00)%	$505,901	0.13%
Metals				$(634,093)	(0.17)%	$117,171	0.03%	$(516,922)	(0.14)%
Soft commodities				$526,210	0.14%	$(26,231)	(0.01)%	$499,979	0.13%
Stock indices and single stock futures				$143,468	0.04%	$(48,650)	(0.01)%	$94,818	0.03%
Total U.S. Futures Positions				$5,075,465		$(17,737)		$5,057,728

Foreign Futures Positions:
Agriculturals				$(1,414)	(0.00)%	$(1,450)	(0.00)%	$(2,864)	(0.00)%
Energy				$(16,465)	(0.00)%	$18,248	0.00%	$1,783	0.00%
Interest rates				$593,364	0.16%	$(46,385)	(0.01)%	$546,979	0.15%
Metals
Copper	4/16/2014- 6/18/2014	310	378	$(3,794,306)	(1.01)%	$3,410,195	0.90%	$(384,111)	(0.11)%
Other metals				$(311,572)	(0.08)%	$(878,858)	(0.23)%	$(1,190,430)	(0.31)%
Soft commodities				$23,742	0.01%	$68	0.00%	$23,810	0.01%
Stock indices				$2,199,894	0.58%	$(200,236)	(0.05)%	$1,999,658	0.53%
Total Foreign Futures Positions				$(1,306,757)		$2,301,582		$994,825
Total Futures Contracts				$3,768,708	1.00%	$2,283,845	0.61%	$6,052,553	1.61%

Forward Contracts *
Currencies				$140,053	0.04%	$791,906	0.21%	$931,959	0.25%

Options on Futures and Forward Contracts *
Currencies				$18,511	0.00%	$(2,210)	(0.00)%	$16,301	0.00%
Energy				$11,020	0.00%	$—	(0.00)%	$11,020	0.00%
Total Options on Futures and Forward Contracts				$29,531	0.00%	$(2,210)	(0.00)%	$27,321	0.00%

Total Futures, Forward and Options on Futures and Forward Contracts				$3,938,292	1.04%	$3,073,541	0.82%	$7,011,833	1.86%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2014

(Unaudited)

Securities owned

U.S. Bank deposits

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$10,000,000	11/28/2014	U.S. Certificates of deposit, 0.4% (cost of $10,000,000)	$10,003,556	2.65%

U.S. Commercial paper

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$3,500,000	6/5/2014	U.S. Commercial paper, 0.3% (cost of $3,496,956)	$3,498,041	0.93%

U.S. Government-sponsored enterprises

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$122,450,000	8/27/2014-7/15/2016	Federal Farm Credit Banks, 0.2-0.9%	$122,467,322	32.48%
$50,000,000	1/30/2017-3/27/2017	Federal Home Loan Banks, 0.9-1.1%	50,039,611	13.27%
	Total U.S. Government-sponsored enterprises (cost of $172,432,729)		$172,506,933	45.75%

Corporate Bonds

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)

$11,122,000	4/1/2014-2/3/2015	Foreign corporate bonds, 0.6-1.4% **	$11,392,494	3.02%
$42,702,000	4/1/2014-1/15/2016	U.S. corporate bonds, 0.5-1.1% **	44,212,262	11.73%
	Total Corporate bonds (cost of $55,454,484)		$55,604,756	14.75%

		Percent of Partners’ Capital
	Fair Value	(net asset value)
Total securities owned	$241,613,286	64.08%

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

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures and forward trading
Realized	$(2,485,369)	$8,506,968
Change in unrealized	(18,481,859)	2,473,391
Commissions	(1,572,292)	(2,377,903)
Net gains (losses) from futures and forward trading	(22,539,520)	8,602,456

Net investment income (loss)
Income
Interest income	305,404	347,030

Expenses from operations
Brokerage commission	5,346,548	8,932,919
Incentive fees	783	318,449
Organizational and offering costs	304,286	458,556
Operating expenses	262,049	396,317

Total expenses	5,913,666	10,106,241

Net investment loss	$(5,608,262)	$(9,759,211)

Net loss	$(28,147,782)	$(1,156,755)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(74.71)	$(2.78)
General Partner & Limited Partner Class B Units	$(64.05)	$(3.90)
General Partner & Limited Partner Legacy 1 Class Units	$(50.30)	$2.86
General Partner & Limited Partner Legacy 2 Class Units	$(50.04)	$2.37
General Partner & Limited Partner Global 1 Class Units	$(48.60)	$4.07
General Partner & Limited Partner Global 2 Class Units	$(48.40)	$3.50
General Partner & Limited Partner Global 3 Class Units	$(47.56)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Three Months Ended March 31, 2014

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital, (net asset value) December 31, 2013	763.99	$893,603	17,492.46	$20,460,216	—	$—	222,772.45	$218,187,750	1,025.00	$882,283	3,313.23	$2,851,909	1,000.00	$847,762	5,130.96	$4,349,828
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8.26	7,000
Redemptions	(456.65)	(500,000)	(1,090.04)	(1,196,880)	—	—	(19,000.29)	(17,616,417)	—	—	(410.06)	(335,299)	—	—	(1,297.21)	(1,044,766)
Net income (loss)	—	(57,075)	—	(1,303,476)	—	—	—	(14,044,107)	—	(51,563)	—	(163,705)	—	(50,040)	—	(247,211)
Partners’ capital, (net asset value) March 31, 2014	307.34	$336,528	16,402.42	$17,959,860	—	$—	203,772.16	$186,527,226	1,025.00	$830,720	2,903.17	$2,352,905	1,000.00	$797,722	3,842.01	$3,064,851

Net asset value per unit at December 31, 2013		$1,169.66				$979.42				$860.76				$847.76

Net asset value per unit at March 31, 2014		$1,094.95				$915.37				$810.46				$797.72

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount

Partners’ capital, (net asset value) December 31, 2013	1,372.89	$1,146,701	9,938.76	$8,301,280	1,974.70	$1,626,069	17,903.21	$14,742,440	—	$—	228,934.56	$173,082,168	$447,372,009
Contributions	—	—	3.10	2,500	—	—	25.61	20,500	—	—	1,469.75	1,069,400	1,099,400
Redemptions	—	—	(3,014.23)	(2,375,755)	(645.12)	(500,000)	(5,147.60)	(4,015,130)	—	—	(21,894.02)	(15,679,312)	(43,263,559)
Net income (loss)	—	(66,732)	—	(478,499)	—	(95,575)	—	(841,692)	—	—	—	(10,748,107)	(28,147,782)
Partners’ capital, (net asset value) March 31, 2014	1,372.89	$1,079,969	6,927.63	$5,449,526	1,329.58	$1,030,494	12,781.22	$9,906,118	—	$—	208,510.29	$147,724,149	$377,060,068

Net asset value per unit at December 31, 2013		$835.24				$823.45				$756.03

Net asset value per unit at March 31, 2014		$786.64				$775.05				$708.47

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

There were no assets allocated to GP 5, GP 7, GP 10, GP 11 and GP 12 as of March 31, 2014 and December 31, 2013.

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

The Global 1 Class, Global 2 Class and Global 3 Class units are traded pursuant to trading programs pursuing technical trend trading philosophies. The Global 1 Class, Global 2 Class and Global 3 Class units differ in respect to the General Partner’s brokerage commission. The Global 1 Class and Global 2 Class units are offered only to investors in wrap accounts.

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

Valuation of investments: All investments are used for trading purposes and recorded at their estimated fair value, as described in Note 2.  Substantially all of the Partnership’s assets and liabilities are considered financial instruments and are recorded at fair value or at carrying amounts that approximate fair value because of the short maturity of the instruments.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are  more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. As of March 31, 2014 and December 31, 2013, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2011.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At March 31, 2014 and December 31, 2013, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the period ended March 31, 2014 and 2013, substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

Recently adopted accounting pronouncements:  In June 2013, the FASB issued ASU 2013-08 - Financial Services - Investments Companies (Topic 946) containing new guidance that changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company.  The Partnership adopted ASU 2013-08 as of January 1, 2013 and the adoption did not have a material impact on its consolidated financial statements.

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

The Partnership values bank deposits, which consist of interest bearing demand deposits and are included in cash and cash equivalents in the consolidated statements of financial condition, at face value plus accrued interest, which approximates fair value based on prevailing interest rates, and these financial instruments are classified in Level 1 of the fair value hierarchy.

The Partnership values bank deposits, which consist of certificates of deposit and are included in securities owned in the consolidated statements of financial condition, at face value plus accrued interest, which approximates fair value based on prevailing interest rates, and these financial instruments are classified in Level 2 of the fair value hierarchy.

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. and foreign futures contracts	$6,052,553	$—	$—	$6,052,553
Forward contracts	—	931,959	—	931,959
Options on forward contracts	—	16,301	—	16,301
Options on futures contracts	11,020	—	—	11,020
Cash and cash equivalents
Bank deposits	2,574,761	—	—	2,574,761
U.S. Commercial paper	—	85,888,369	—	85,888,369
Securities owned
U.S. Bank deposits	—	10,003,556	—	10,003,556
U.S. Commercial paper	—	3,498,041	—	3,498,041
U.S. Government-sponsored enterprises	—	172,506,933	—	172,506,933
Foreign corporate bonds		11,392,494		11,392,494
U.S. Corporate bonds	—	44,212,262	—	44,212,262
Total	$8,638,334	$328,449,915	$—	$337,088,249

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended June 30, 2013, the Partnership transferred securities owned, including U.S commercial paper of $15,999,008 and U.S. Government-sponsored enterprise securities of $228,724,592 from Level 1 to Level 2. Additionally, any purchase of U.S. Government securities subsequent to March 31, 2013 was also categorized by the Partnership as Level 2. The Partnership believes that these transfers reflect a better classification of the instruments based on the lack of Level 1 inputs available and market activity levels of the securities described above.  There was no effect on the consolidated statement of operations for year the ended December 31, 2013. There were no other significant transfers among Levels 1, 2 and 3 during the three months ended March 31, 2014 and year ended December 31, 2013.

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

Effective January 1, 2014, the Partnership pays the General Partner a monthly brokerage commission, organization and offering costs and operating expenses as presented in the table below:

		Organization and Offering
	Brokerage commission*	Reimbursement*	Operating Expense*
Class A units	7.00%	0.10%	0.25%
Class B units	7.45%	0.30%	0.25%
Legacy 1 Class units	4.50%	0.30%	0.25%
Legacy 2 Class units	4.75%	0.30%	0.25%
Global 1 Class units	3.95%	0.30%	0.25%
Global 2 Class units	4.20%	0.30%	0.25%
Global 3 Class units	5.95%	0.30%	0.25%

*The fees are calculated and payable monthly on the basis of month-end adjusted net assets. “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions.

Included in the total brokerage commission are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage commission line on the consolidated statements of operations. The brokerage commission amount in the amount of $5,346,548 and $8,932,919 for three months ended March 31, 2014 and 2013, respectively, is shown on the consolidated statements of operations.

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership.  The organization and offering costs in the amounts of $304,286 and $458,556 for the three months ended March 31, 2014 and 2013, respectively, are shown on the consolidated statement of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year.  The operating expenses in the amounts of $262,049 and $396,317 for the three months ended March 31, 2014 and 2013, respectively, are shown on the consolidated statement of operations.

Note 6. Subscriptions, Redemptions and Allocation of Net Income or Loss

Subscriptions received in advance, if any, represent cash received prior to March 31, 2014 and December 31, 2013 for contributions of the subsequent month and do not participate in earnings of the Partnership until the following April and January, respectively.

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

	Three Months Ended
	March 31,
	2014	2013

Total return – Class A Units	(6.39)%	(0.23)%
Total return – Class B Units	(6.54)%	(0.38)%
Total return – Legacy 1 Class Units	(5.84)%	0.33%
Total return – Legacy 2 Class Units	(5.90)%	0.27%
Total return – Global 1 Class Units	(5.82)%	0.48%
Total return – Global 2 Class Units	(5.88)%	0.42%
Total return – Global 3 Class Units	(6.29)%	(0.01)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	5.72%	6.30%
Incentive fees (2)	(0.00)%	0.05%
Total expenses	5.72%	6.35%
Net investment loss (1) (3)	(5.42)%	(6.07)%

(1) Annualized.

(2) Not annualized.

(3) Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three months ended March 31, 2014 and 2013 (annualized).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The following per unit performance calculations reflect activity related to the Partnership for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
Class A Units	2014	2013

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,169.66	$1,216.37
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(58.84)	16.86
Expenses net of interest income*	(15.87)	(19.64)
Total income (loss) from operations	(74.71)	(2.78)
Net asset value per unit at end of period	$1,094.95	$1,213.59

	Three Months Ended
	March 31,
Class B Units	2014	2013

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$979.42	$1,024.97
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(49.27)	14.20
Expenses net of interest income*	(14.78)	(18.10)
Total income (loss) from operations	(64.05)	(3.90)
Net asset value per unit at end of period	$915.37	$1,021.07

	Three Months Ended
	March 31,
Legacy 1 Class Units	2014	2013

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$860.76	$876.10
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(43.44)	12.11
Expenses net of interest income*	(6.86)	(9.25)
Total income (loss) from operations	(50.30)	2.86
Net asset value per unit at end of period	$810.46	$878.96

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended
	March 31,
Legacy 2 Class Units	2014	2013

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$847.76	$864.60
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(42.59)	12.06
Expenses net of interest income*	(7.45)	(9.69)
Total income (loss) from operations	(50.04)	2.37
Net asset value per unit at end of period	$797.72	$866.97

	Three Months Ended
	March 31,
Global 1 Class Units	2014	2013

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$835.24	$845.52
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(42.81)	11.81
Expenses net of interest income*	(5.79)	(7.74)
Total income (loss) from operations	(48.60)	4.07
Net asset value per unit at end of period	$786.64	$849.59

	Three Months Ended
	March 31,
Global 2 Class Units	2014	2013

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$823.45	$835.49
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(42.16)	11.71
Expenses net of interest income*	(6.24)	(8.21)
Total income (loss) from operations	(48.40)	3.50
Net asset value per unit at end of period	$775.05	$838.99

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended
	March 31,
Global 3 Class Units	2014	2013

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$756.03	$779.90
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(38.88)	10.91
Expenses net of interest income*	(8.68)	(10.99)
Total income (loss) from operations	(47.56)	(0.08)
Net asset value per unit at end of period	$708.47	$779.82

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

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The Partnership utilizes Jefferies Bache, LLC, UBS Securities LLC and Newedge USA LLC as its clearing brokers.

The amount of required margin and good faith deposits with the FCMs and interbank market makers usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs and interbank market makers at March 31, 2014 and December 31, 2013 was $66,594,222 and $54,216,191, respectively, which was 17.7% and 12.1% of the net asset value, respectively.

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

The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05. The monthly average futures contracts, forward contracts, options on futures contracts and equity options bought and sold was approximately 74,315 and 146,618 for the three months ended March 31, 2014 and 2013, respectively. The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments March 31, 2014 and December 31, 2013

	Asset	Liability
	Derivatives*	Derivatives*
	3/31/2014	3/31/2014	Fair Value

Agricultural contracts	$3,648,933	$(177,256)	$3,471,677
Currencies contracts	5,551,486	(4,535,161)	1,016,325
Energy contracts	1,049,710	(398,699)	651,011
Interest rates contracts	1,700,957	(860,840)	840,117
Meats contracts	561,328	(55,427)	505,901
Metals contracts	5,489,219	(7,580,682)	(2,091,463)
Soft commodities contracts	596,415	(72,626)	523,789
Stock indices contracts	2,766,828	(672,352)	2,094,476

	$21,364,876	$(14,353,043)	$7,011,833

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended March 31, 2014 and 2013

	Three Months Ended	Three Months Ended
Type of Contract	March 31, 2014*	March 31, 2013*

Agriculturals contracts	$3,368,975	$(2,751,148)
Currencies contracts	(6,472,506)	5,269,387
Energy contracts	(2,690,534)	(3,339,691)
Interest rates contracts	2,231,257	(5,876,256)
Meats contracts	3,211,171	29,509
Metals contracts	(8,097,783)	(1,319,442)
Soft commodities contracts	718,769	2,340,443
Stock indices	(13,236,577)	16,627,557

	$(20,967,228)	$10,980,359

* The gains or losses on derivatives, including agriculturals, currencies, energy, interest rates, meats, metals, soft commodities and stock indices contracts are included in the realized and change in unrealized gains (loss) from futures and forward trading in the consolidated statement of operations.

Line Item in Consolidated Statement of	Three Months Ended
Operations	March 31, 2014	March 31, 2013

Net gain (loss) from futures and forward trading
Realized	$(2,485,369)	$8,506,968
Change in unrealized	(18,481,859)	2,473,391
Total realized and changed in unrealized net gain (loss) from futures and forward trading	$(20,967,228)	$10,980,359

The gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition were as follows:

Offsetting of Derivative Assets

As of March 31, 2014

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$18,002,751	$(11,950,198)	$6,052,553
Forward contracts	3,332,594	(2,400,635)	931,959
Options on futures and forward contracts	29,531	(2,210)	27,321
Total derivatives	$21,364,876	$(14,353,043)	$7,011,833

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Derivatives Assets and Collateral Received by Counterparty

As of March 31, 2014

	Net Amount of
	Unrealized Gain
	Presented in	Gross Amounts Not Offset in the Consolidated
	the Consolidated	Statement of Financial Condition
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Bank of America N.A.	$103,067	$—	$—	$103,067
Deutsche Bank AG	130,880	—	—	130,880
Jefferies Bache, LLC	2,400,088	—	—	2,400,088
Newedge USA, LLC	1,630,497	—	—	1,630,497
UBS Securities LLC	2,747,301	—	—	2,747,301
Total	$7,011,833	$—	$—	$7,011,833

Offsetting of Derivative Assets

As of December 31, 2013

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$33,234,813	$(8,568,395)	$24,666,418
Forward contracts	2,497,049	(1,761,431)	735,618
Options on futures and forward contracts	115,628	(7,546)	108,082
Total derivatives	$35,847,490	$(10,337,372)	$25,510,118

Derivatives Assets and Collateral Received by Counterparty

As of December 31, 2013

	Net Amount of
	Unrealized Gain
	Presented in	Gross Amounts Not Offset in the Consolidated
	the Consolidated	Statement of Financial Condition
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Bank of America N.A.	$650,256	$—	$—	$650,256
Deutsche Bank AG	50,666	—	—	50,666
Jefferies Bache, LLC	13,602,999	—	—	13,602,999
Newedge USA, LLC	932,133	—	—	932,133
R.J. O’Brien & Associates, LLC	2,564,953	—	—	2,564,953
UBS Securities LLC	7,709,111	—	—	7,709,111
Total	$25,510,118	$—	$—	$25,510,118

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure. Subsequent to March 31, 2014, there were contributions and redemptions totaling approximately $444,000 and $41,000, respectively.

Additionally, effective May 1, 2014, the Partnership no longer trades through Denali Asset Management, LLLP.

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

There were no assets allocated to GP 5, GP 7, GP 10, GP 11 and GP 12 as of March 31, 2014.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors retained by the general partner. Alder Capital Limited, Amplitude Capital International Limited, Denali Asset Management, LLLP, EMC Capital Advisors LLC, Eckhardt Trading Co., Eagle Trading Systems Inc., Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Transtrend B.V. and Winton Capital Management Limited serve as Grant Park’s commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of March 31, 2014, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors Alder, Amplitude, Denali, EMC, ETC, Eagle, Lynx, Quantica, Rabar, Transtrend and Winton. No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of March 31, 2014:

	Alder	Amplitude	Denali	EMC	ETC	Eagle	Lynx	Quantica	Rabar	Transtrend	Winton
Class A	X	X	X	X	X	X	X	X	X	X	X
Class B	X	X	X	X	X	X	X	X	X	X	X
Legacy 1	X	X	X	X	X	X	X	X	X	X	X
Legacy 2	X	X	X	X	X	X	X	X	X	X	X
Global 1	X	X	X	X	X	X	X	X	X	X	X
Global 2	X	X	X	X	X	X	X	X	X	X	X
Global 3	X	X	X	X	X	X	X	X	X	X	X

The trading advisors for the Legacy 1 Class and Legacy 2 Class units pursue a technical trend trading philosophy, which is the same trading philosophy the trading advisors have historically used for the Class A and Class B units. The trading advisors for the Global 1 Class, Global 2 Class and Global 3 Class units pursue technical trend trading philosophies.

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three months ended March 31, 2014 and 2013, are set forth in the table below:

	Three Months Ended
	March 31,
	2014	2013
Total return — Class A Units	(6.39)%	(0.23)%
Total return — Class B Units	(6.54)%	(0.38)%
Total return — Legacy 1 Class Units	(5.84)%	0.33%
Total return — Legacy 2 Class Units	(5.90)%	0.27%
Total return — Global 1 Class Units	(5.82)%	0.48%
Total return — Global 2 Class Units	(5.88)%	0.42%
Total return — Global 3 Class Units	(6.29)%	(0.01)%

Grant Park’s total net asset value at March 31, 2014 was approximately $377.1 million, at December 31, 2013 was approximately $447.4 million and at March 31, 2013 was approximately $603.6 million. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector for the three months ended March 31, 2014 and 2013.

	% Gain (Loss)
	Three Months Ended
	March 31,
	2014	2013
Agriculturals	0.9%	(0.5)%
Currencies	(1.7)	0.9
Energy	(0.7)	(0.6)
Interest rates	0.6	(1.0)
Meats	0.8	—
Metals	(2.2)	(0.2)
Soft commodities	0.2	0.4
Stock indices	(3.5)	2.8
	(5.6)%	1.8%

Three months ended March 31, 2014 compared to three months ended March 31, 2013

For the three months ended March 31, 2014, Grant Park had a negative return of approximately 6.4% for the Class A units, a negative return of approximately 6.5% for the Class B units, a negative return of approximately 5.8% for the Legacy 1 Class units, a negative return of approximately 5.9% for the Legacy 2 Class units, a negative return of approximately 5.8% for the Global 1 Class units, a negative return of approximately 5.9% for the Global 2 Class units and negative return of approximately 6.3% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 5.6%, which were decreased by gains of approximately 0.1% from interest income. These trading losses were increased by approximately 0.9% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2013, Grant Park had a negative return of approximately 0.2% for the Class A units, a negative return of approximately 0.4% for the Class B units, a positive return of approximately 0.3% for the Legacy 1 Class units, a positive return of approximately 0.3% for the Legacy 2 Class units, a positive return of approximately 0.5% for the Global 1 Class units, a positive return of approximately 0.4% for the Global 2 Class units and negative return of approximately 0.0% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 1.8%, which were further increased by gains of approximately 0.1% from interest income. These trading gains were decreased by approximately 2.1% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three months ended March 31, 2014

Trading conditions were difficult throughout the first quarter, primarily due to rapid reversals in a variety of markets that had delivered profitable opportunities during the end of 2013.  During the previous quarter, markets exhibited more historically-normal dynamics and were driven by supply and demand imbalances and by global macroeconomic events.

Entering 2014, the global financial markets were uncertain how the change in leadership at the Federal Reserve would impact the decision to reduce quantitative easing and — potentially — address the notion of increasing interest rates.  During the first quarter, violent reactions by the financial markets were triggered by three interrelated factors:  the uncertainty about the sustained economic recoveries across the dominant global economies; the overreaction to any Federal Reserve policy announcement about its forward-looking plans and by the unexpected regional tensions created when Russia annexed a portion of Ukraine and threatened to recreate the uncertainties associated with a return to Cold-War-like conditions.

Grant Park’s long exposure to global equities, which benefitted the portfolio’s performance in 2013, met with immediate setbacks as the year began.  Equity prices were pushed sharply lower in January due to concerns about U.S. economic growth and by economic data indicating the Chinese economy was weak.  Additionally, the threat of a liquidity crisis in emerging-market currencies caused a flight to quality in several currencies, including the Japanese yen.  This rapid reversal moved against Grant Park’s short-yen positions and created significant losses in what had been the most profitable trading opportunity for Grant Park in 2013.  The losses were partially offset by the performance of Grant Park’s short-term and discretionary components.  These two strategies are designed to adapt to rapid changes in the market, capturing moves to both the upside and downside of various commodity and financial markets.  The fixed-income sector was especially beneficial as a shorter-term investment focus was able to profit from sharp early-month declines and from late-month rallies.

Grant Park’s performance was positive in February as equity markets resumed their upward momentum and the longer-term traders drove the positive performance.  These longer-term strategies kept their equity positions relatively consistent throughout January and February and were positioned to benefit from the upward moves.  The long positions in the energy markets profited while natural gas positions rose 25% during the month and Grant Park’s risk management strategies reduced our exposure and preserved capital when those markets sharply reversed and erased early-month gains.  Monthly gains were partially offset by Grant Park’s exposure to the precious metals markets.  The Crimean Crisis caused a sharp rise in demand for gold and created a rally that moved against Grant Park’s short positions.  By month-end, Grant Park’s exposure was substantially reduced.

Finally, trading conditions in March resembled January, as political concerns about Crimea and economic concerns about China negatively impacted equity markets and adversely affected trading opportunities across multiple sectors.  Pessimism over the strength of the Chinese economy, in particular and a significant improvement in weather across the U.S. combined to reduce demand across the energy markets; the sector-wide selloff across drove prices down and against Grant Park’s long positions.  Profitable trading in the grains/foods markets added 0.8% in positive performance and helped to partially offset the energy-related trading losses.

Key trading developments for Grant Park during the first three months of 2014 included the following:

January. Grant Park recorded losses during the month. Class A units were down 4.77%, Class B units were down 4.83%, Legacy 1 Class units were down 4.59%, Legacy 2 Class units were down 4.61%, Global 1 Class units were down 4.59%, Global 2 Class units were down 4.61% and Global 3 Class units were down 4.75%.  Emerging market currencies were highly volatile throughout the month as the potential impact of reduced bond-buying by the U.S. Federal Reserve created significant investor concerns.  Ultimately, investors sought to purchase currencies issued by stable national governments.  That action caused the Japanese yen to reverse a long-term trend and to rise in value against its counterparts.  The Canadian dollar fell by more than 4% against the U.S. dollar, driven, in part, by speculation the country’s central bank may favor future cuts in interest rates.   Natural gas prices surged over 16% higher as a result of extremely cold temperatures across much of the U.S. and by smaller-than-expected inventories.  Heating oil prices rose more than 6% because of supply shortages in the Northeastern U.S.  Global equities markets sold off in reaction to a number of events throughout the month.   The concern about the Federal Reserve’s tapering of its bond-buying program and worse-than-expected corporate earnings reports in the U.S., combined with weaker-than-expected data concerning Chinese manufacturing data, caused investors to shift their tendencies from “risk-on” to “risk-off”.  U.S. Treasury and German Bund prices registered considerable gains as investors moved towards safe-haven assets in response to the selloff in the equity markets. Wheat prices declined significantly after the USDA reported wheat production is on track to produce a world record for crop yield.  Coffee prices increased over 13%, driven by concerns unseasonably dry conditions in Brazil could potentially damage the existing crop.   Gold prices were driven higher as demand for safe-haven assets increased in reaction to poor economic data out of China, the U.S., and Europe.  Copper prices decreased as demand fell after China reported data showing manufacturing activity had slowed towards the end of 2013.

February. Grant Park recorded gains during the month.  Class A units were up 1.19%, Class B units were up 1.14%, Legacy 1 Class units were up 1.39%, Legacy 2 Class units were up 1.37%, Global 1 Class units were up 1.40%, Global 2 Class units were up 1.37% and Global 3 Class units were up 1.23%.  British pound strengthened against its counterparts following a reported increase in business investment in the U.K., which boded well for the overall economy and could position the Bank of England to increase interest rates.  In Asia, the Japanese yen broke recent downtrends and moved higher.  The New Zealand dollar appreciated by more than 4%, driven by positive economic data which investors believed would increase the likelihood the Reserve Bank of New Zealand will raise interest rates. Natural gas markets experienced several price reversals due to conflicting weather forecasts throughout the month.  Prices rose nearly 24% by mid-month and then sharply declined to finish 7% lower for the entire month.  Crude oil prices rose by more than 5% in reaction to lower- than-expected inventory levels. Global equities markets rallied on positive U.S. manufacturing data, upbeat earnings reports in Australia and statements by Chairwoman Yellen concerning the Federal Reserve’s perspective on the U.S. economy.  U.S. Treasury and German Bund prices gained as investors moved towards safe-haven assets due to the escalating conflict between Ukraine and Russia. Coffee prices surged over 43% as a severe drought in Brazil significantly reduced the size of overall supplies.  Soybean prices rallied by 10% based on a large grains sale by the U.S. to China and due to concerns about the impact extremely cold temperatures across the U.S. could have on future supplies.  Precious metal markets rose in response to geopolitical turmoil and uncertainty regarding China’s monetary policy.  Aluminum prices advanced over 2% due to weather-related transportation delays.

March. Grant Park recorded losses during the month. Class A units were down 2.85%, Class B units were down 2.91%, Legacy 1 Class units were down 2.66%, Legacy 2 Class units were down 2.68%, Global 1 Class units were down 2.64%, Global 2 Class units were down 2.66% and Global 3 Class units were down 2.81%. The Australian dollar appreciated against counterparts after the country’s central bank announced it would keep interest rates unchanged as the Australian economy continues to strengthen. The Japanese yen depreciated against counterparts because of the Reserve Bank of Australia’s comments coupled with those of Federal Reserve Chair Yellen.  Gasoline blendstock prices increased in excess of 4% after the Energy Information Administration released data which showed gasoline inventories had fallen below their 5-year average. Natural gas prices fell by more than 3% due to lower seasonal demand. The Hang Seng Index decreased by more than 2% after poor Chinese economic data caused investors to exhibit risk-off tendencies. The Eurostoxx 50 Index experienced several intra-month price reversals in reaction to a myriad of economic and geopolitical news developments. The index fell by 5% mid-month, but ended the month down by less than 1% as investors reacted to positive news regarding easing turmoil in Ukraine. Prices for 30-Year U.S. Treasury bonds and German Bunds fell as a result of a mid-month equity market rally and comments from the Federal Reserve, which reduced demand for safe-haven assets. Lean hog prices increased sharply due to an outbreak of a porcine virus which reduced overall supplies. Corn prices were driven more than 6% higher in reaction to a report from the U.S. Department of Agriculture which projected lower-than-expected production. Precious metal markets experienced price declines due a decline in safe-haven demand caused by comments from Federal Reserve Chair Janet Yellen, which alluded to a possible interest rate hike in 2015.  Copper prices fell by more than 6% in reaction to poor Chinese economic data.

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

The S&P 500 gained 10% in the first quarter due to optimism surrounding the strength of the U.S. economic recovery.  The Japanese Nikkei 225 gained nearly 20% as a result of strength in their export sector caused by the materially weaker Japanese yen.

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

Grant Park maintains a portion of its assets at its clearing brokers as well as at Lake Forest Bank & Trust Company. These assets, which may range from 5% to 35% of Grant Park’s value, are held in cash, U.S. Treasury securities, commercial paper and/or securities of Government-sponsored enterprises. The balance of Grant Park’s assets, which range from 65% to 95%, are invested in investment grade money market instruments purchased and managed by Middleton Dickinson Capital Management, LLC which are held in a separate account in the name of GP Cash Management, LLC and custodied at State Street Bank and Trust Company. Violent fluctuations in prevailing interest rates or changes in other economic conditions could cause mark-to-market losses on Grant Park’s cash management income.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of March 31, 2014 and December 31, 2013 and the trading gains/losses by market category for the three months ended March 31, 2014 and the year ended December 31, 2013. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of March 31, 2014, Grant Park’s net asset value was approximately $377.1 million. As of December 31, 2013, Grant Park’s net asset value was approximately $447.4 million.

	March 31, 2014
Market Sector	Value at Risk*	Trading Gain/(Loss)

Currencies	0.6%	(1.7)%
Interest rates	0.4	0.6
Stock indices	0.4	(3.5)
Energy	0.3	(0.7)
Agriculturals/softs/meats	0.2	1.9
Metals	0.1	(2.2)

Aggregate/Total	1.1%	(5.6)%

	December 31, 2013
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.7%	11.8%
Currencies	0.5	0.5
Metals	0.3	1.1
Interest rates	0.3	(5.4)
Agriculturals/softs/meats	0.2	1.3
Energy	0.2	(5.2)

Aggregate/Total	1.1%	4.1%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of March 31, 2014, by market sector.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs.

These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of March 31, 2014, Grant Park was long the U.S. dollar against the Japanese yen, Australian dollar, and Canadian dollar and short the U.S. dollar against the British pound, Swiss franc, euro, Mexican peso, and New Zealand dollar.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, Singapore, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of March 31, 2014, Grant Park was predominantly long interest rate instruments in Canada, Singapore and Japan, and short interest rate instruments in the U.K., Australia, Eurozone, U.S. and New Zealand.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, China, Taiwan, South Africa, India, Turkey, Singapore, South Korea, and Australia.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of March 31, 2014, Grant Park was predominantly long equities in the U.S., Eurozone, Japan, Taiwan, Canada, Hong Kong, U.K. Australia, India, South Africa, Singapore, and Mexico and short equities in China, Thailand, and Turkey.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America.  As of March 31, 2014, the energy market exposure of Grant Park was predominantly long Brent crude oil, natural gas, gasoline blendstock, gas oil, heating oil, crude oil, WTI Crude oil, kerosene, new crude oil, and Oman crude oil, and short Phelix Baseload quarterly and carbon emission futures.   Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in these markets.

Agriculturals/Softs/Meats

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of March 31, 2014, in the grains markets, Grant Park had long positions in soybeans, soybean meal, milling wheat, and oats and short positions in corn, wheat, soybean oil, canola, and rapeseed.  In the livestock markets Grant Park was long live cattle, feeder cattle and short lean hogs.  In the foods/industrials markets, Grant Park was long cocoa, cotton, orange juice, lumber, and crude palm oil and short sugar, coffee, rough rice, and rubber.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel, and zinc. As of March 31, 2014, in the precious metals sector Grant Park had short positions in gold, silver, platinum, and palladium.  In the base metals markets Grant Park had long positions in zinc, copper, and lead and short positions in aluminum and nickel.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of March 31, 2014.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2013, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 None.

(b)                                 None.

Issuer Purchases of Equity Securities

(c)           The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended March 31, 2014.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)

01/01/2014 through 01/31/2014	68.34	$1,113.82	4,021.89	$932.15	26.05	$821.23	324.53	$808.66	133.52	$796.88	928.67	$785.48	4,974.50	$720.12	10,477.50	(2)
02/01/2014 through 02/28/2014	63.34	$1,127.11	5,716.67	$942.76	121.16	$832.63	291.28	$819.71	153.72	$808.00	744.10	$796.27	5,374.46	$728.95	12,464.73	(2)
03/01/2014 through 03/31/2014	1,415.01	$1,094.95	9,261.73	$915.37	262.85	$810.46	681.40	$797.72	2,726.99	$786.64	4,119.95	$775.05	11,545.06	$708.47	30,012.99	(2)
Total	1,546.69	$1,097.10	19,000.29	$927.16	410.06	$817.69	1,297.21	$805.39	3,014.23	$788.18	5,792.72	$779.45	21,894.02	$716.14	52,955.22	(2)

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

101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: May 15, 2014	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)