Form 10-Q
period 2014-06-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2014-08-14
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  June 30, 2014

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

QUARTER ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Equity in brokers’ trading accounts:
Cash	$62,267,567	$54,216,191
Unrealized gain (loss) on open contracts, net	10,866,763	25,510,118
Total equity in brokers’ trading accounts	73,134,330	79,726,309
Cash and cash equivalents	35,401,952	147,776,512
Securities owned, at fair value (cost $247,634,091 and $241,686,422, respectively)	247,946,854	242,024,612
Interest receivable	316	20,055
Total assets	$356,483,452	$469,547,488

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Brokerage commission payable	$1,916,034	$2,719,686
Accrued incentive fees	834,656	1,167,218
Organization and offering costs payable	86,113	113,427
Accrued operating expenses	74,106	97,632
Pending limited partner additions	171,000	161,400
Redemptions payable to limited partners	27,276,586	17,916,116
Total liabilities	30,358,495	22,175,479

Partners’ Capital (Net Asset Value)
General Partner
Class A (307.34 and 763.99 units outstanding at June 30, 2014 and December 31, 2013, respectively)	341,984	893,603
Legacy 1 Class (1,025.00 units outstanding at both June 30, 2014 and December 31, 2013)	848,377	882,283
Legacy 2 Class (263.13 and 1,000.00 units outstanding at June 30, 2014 and December 31, 2013, respectively)	214,256	847,762
Global 1 Class (1,372.89 units outstanding at both June 30, 2014 and December 31, 2013)	1,104,659	1,146,701
Global 2 Class (1,329.58 and 1,974.70 units outstanding at June 30, 2014 and December 31, 2013, respectively)	1,053,409	1,626,069
Limited Partners
Class A (13,855.35 and 17,492.46 units outstanding at June 30, 2014 and December 31, 2013, respectively)	15,416,931	20,460,216
Class B (179,815.74 and 222,772.45 units outstanding at June 30, 2014 and December 31, 2013, respectively)	167,041,677	218,187,750
Legacy 1 Class (2,372.81 and 3,313.23 units outstanding at June 30, 2014 and December 31, 2013, respectively)	1,963,938	2,851,909
Legacy 2 Class (1,684.71 and 5,130.96 units outstanding at June 30, 2014 and December 31, 2013, respectively)	1,371,782	4,349,828
Global 1 Class (5,294.50 and 9,938.76 units outstanding at June 30, 2014 and December 31, 2013, respectively)	4,260,061	8,301,280
Global 2 Class (9,075.47 and 17,903.21 units outstanding at June 30, 2014 and December 31, 2013, respectively)	7,190,376	14,742,440
Global 3 Class (173,756.55 and 228,934.56 units outstanding at June 30, 2014 and December 31, 2013, respectively)	125,317,507	173,082,168
Total partners’ capital (net asset value)	326,124,957	447,372,009
Total liabilities and partners’ capital (net asset value)	$356,483,452	$469,547,488

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

June 30, 2014

(Unaudited)

Futures and Forwards Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(765,328)	(0.23)%	$967,511	0.30%	$202,183	0.07%
Currencies	$2,880,539	0.88%	$(1,194,793)	(0.37)%	$1,685,746	0.51%
Energy	$69,712	0.02%	$12,082	0.00%	$81,794	0.02%
Interest rates	$480,323	0.15%	$(34,173)	(0.01)%	$446,150	0.14%
Meats	$2,158,896	0.66%	$—	(0.00)%	$2,158,896	0.66%
Metals	$395,675	0.12%	$(289,519)	(0.09)%	$106,156	0.03%
Soft commodities	$16,223	0.00%	$348,924	0.11%	$365,147	0.11%
Stock indices and single stock futures	$1,288,951	0.40%	$70,082	0.02%	$1,359,033	0.42%
Total U.S. Futures Positions	$6,524,991		$(119,886)		$6,405,105

Foreign Futures Positions:
Agriculturals	$(1,284)	(0.00)%	$7,912	0.00%	$6,628	0.00%
Energy	$554,576	0.17%	$(1,398)	(0.00)%	$553,178	0.17%
Interest rates	$3,696,049	1.13%	$(85,450)	(0.03)%	$3,610,599	1.10%
Metals	$2,542,565	0.78%	$(2,844,590)	(0.87)%	$(302,025)	(0.09)%
Soft commodities	$14,066	0.00%	$679	0.00%	$14,745	0.00%
Stock indices	$115,171	0.04%	$431	0.00%	$115,602	0.04%
Total Foreign Futures Positions	$6,921,143		$(2,922,416)		$3,998,727
Total Futures Contracts	$13,446,134	4.13%	$(3,042,302)	(0.94)%	$10,403,832	3.19%

Forward Contracts *
Currencies	$828,991	0.25%	$(366,060)	(0.11)%	$462,931	0.14%

Total Futures and Forward Contracts	$14,275,125	4.38%	$(3,408,362)	(1.05)%	$10,866,763	3.33%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2014

(Unaudited)

Securities owned

U.S. Bank deposits

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$10,000,000	11/28/2014	U.S. Certificates of deposit, 0.4% (cost of $10,000,000)	$10,013,667	3.07%

U.S. Commercial paper

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$2,660,000	10/1/2014	U.S. Commercial paper, 0.2% (cost of $2,658,271)	$2,658,640	0.82%

U.S. Government-sponsored enterprises

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$122,450,000	8/27/2014-7/15/2016	Federal Farm Credit Banks, 0.2-0.9%	$122,491,685	37.56%
$80,000,000	2/28/2017-6/30/2017	Federal Home Loan Banks, 0.9-1.2%	80,155,813	24.58%
Total U.S. Government-sponsored enterprises (cost of $202,432,729)			$202,647,498	62.14%

Corporate Bonds

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)

$3,542,000	11/14/2014-2/3/2015	Foreign corporate bonds, 0.6-0.8% **	$3,569,239	1.09%
$28,073,000	7/15/2014-1/15/2016	U.S. corporate bonds, 0.6-1.1% **	29,057,810	8.91%
Total Corporate bonds (cost of $32,543,091)			$32,627,049	10.00%

		Percent of Partners’ Capital
	Fair Value	(net asset value)
Total securities owned	$247,946,854	76.03%

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

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures and forward trading
Realized	$9,168,598	$(15,812,188)	$6,683,229	$(7,305,220)
Change in unrealized	3,917,871	(1,700,992)	(14,563,988)	772,399
Commissions	(1,377,490)	(2,206,864)	(2,949,782)	(4,584,767)
Net gains (losses) from futures and forward trading	11,708,979	(19,720,044)	(10,830,541)	(11,117,588)
Net investment income (loss)
Income
Interest income	269,383	286,037	574,787	633,067
Expenses from operations
Brokerage commission	4,726,865	8,267,826	10,073,413	17,200,745
Incentive fees	834,656	21,370	835,439	339,819
Organizational and offering costs	266,669	426,157	570,955	884,713
Operating expenses	229,582	367,811	491,631	764,128
Total expenses	6,057,772	9,083,164	11,971,438	19,189,405
Net investment loss	$(5,788,389)	$(8,797,127)	$(11,396,651)	$(18,556,338)
Net income (loss)	$5,920,590	$(28,517,171)	$(22,227,192)	$(29,673,926)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$17.76	$(59.60)	$(56.95)	$(62.38)
General Partner & Limited Partner Class B Units	$13.59	$(51.75)	$(50.46)	$(55.65)
General Partner & Limited Partner Legacy 1 Class Units	$17.23	$(38.33)	$(33.07)	$(35.47)
General Partner & Limited Partner Legacy 2 Class Units	$16.54	$(38.32)	$(33.50)	$(35.95)
General Partner & Limited Partner Global 1 Class Units	$17.98	$(35.74)	$(30.62)	$(31.67)
General Partner & Limited Partner Global 2 Class Units	$17.24	$(35.78)	$(31.16)	$(32.28)
General Partner & Limited Partner Global 3 Class Units	$12.76	$(36.55)	$(34.80)	$(36.63)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Six Months Ended June 30, 2014

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital, (net asset value) December 31, 2013	763.99	$893,603	17,492.46	$20,460,216	—	$—	222,772.45	$218,187,750	1,025.00	$882,283	3,313.23	$2,851,909	1,000.00	$847,762	5,130.96	$4,349,828
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8.26	7,000
Redemptions	(456.65)	(500,000)	(3,637.11)	(4,012,108)	—	—	(42,956.71)	(39,774,299)	—	—	(940.42)	(773,397)	(736.87)	(600,000)	(3,454.51)	(2,793,836)
Net income (loss)	—	(51,619)	—	(1,031,177)	—	—	—	(11,371,774)	—	(33,906)	—	(114,574)	—	(33,506)	—	(191,210)
Partners’ capital, (net asset value) June 30, 2014	307.34	$341,984	13,855.35	$15,416,931	—	$—	179,815.74	$167,041,677	1,025.00	$848,377	2,372.81	$1,963,938	263.13	$214,256	1,684.71	$1,371,782

Net asset value per unit at December 31, 2013		$1,169.66				$979.42				$860.76				$847.76

Net asset value per unit at June 30, 2014		$1,112.71				$928.96				$827.69				$814.26

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount

Partners’ capital, (net asset value) December 31, 2013	1,372.89	$1,146,701	9,938.76	$8,301,280	1,974.70	$1,626,069	17,903.21	$14,742,440	—	$—	228,934.56	$173,082,168	$447,372,009
Contributions	—	—	86.84	68,380	—	—	25.61	20,500	—	—	3,037.04	2,188,700	2,284,580
Redemptions	—	—	(4,731.10)	(3,741,162)	(645.12)	(500,000)	(8,853.35)	(6,923,051)	—	—	(58,215.05)	(41,686,587)	(101,304,440)
Net income (loss)	—	(42,042)	—	(368,437)	—	(72,660)	—	(649,513)	—	—	—	(8,266,774)	(22,227,192)
Partners’ capital, (net asset value) June 30, 2014	1,372.89	$1,104,659	5,294.50	$4,260,061	1,329.58	$1,053,409	9,075.47	$7,190,376	—	$—	173,756.55	$125,317,507	$326,124,957

Net asset value per unit at December 31, 2013		$835.24				$823.45				$756.03

Net asset value per unit at June 30, 2014		$804.62				$792.29				$721.23

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

There were no assets allocated to GP 5, GP 7, GP 10, GP 11 and GP 12 as of June 30, 2014 and December 31, 2013.  There were no assets allocated to GP 16 as of June 30, 2014.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. As of June 30, 2014 and December 31, 2013, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2011.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At June 30, 2014 and December 31, 2013, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the period ended June 30, 2014 and 2013, substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. and foreign futures contracts	$10,403,832	$—	$—	$10,403,832
Forward contracts	—	462,931	—	462,931
Cash and cash equivalents
Bank deposits	21,759	—	—	21,759
U.S. Commercial paper	—	35,210,375	—	35,210,375
Securities owned
U.S. Bank deposits	—	10,013,667	—	10,013,667
U.S. Commercial paper	—	2,658,640	—	2,658,640
U.S. Government-sponsored enterprises	—	202,647,498	—	202,647,498
U.S. and Foreign Corporate bonds	—	32,627,049	—	32,627,049
Total	$10,425,591	$283,620,160	$—	$294,045,751

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

Equity in brokers’ trading accounts
U.S. and foreign futures contracts	$24,666,418	$—	$—	$24,666,418
Forward contracts	—	735,618	—	735,618
Options on forward contracts	—	62,744	—	62,744
Options on futures contracts	45,338	—	—	45,338
Cash and cash equivalents
Bank deposits	4,491,379	—	—	4,491,379
U.S. Commercial paper	—	143,143,726	—	143,143,726
Securities owned
U.S. Government-sponsored enterprises	—	157,597,272	—	157,597,272
U.S. and Foreign Corporate bonds	—	74,428,993	—	74,428,993
U.S. Government securities	—	9,998,347	—	9,998,347
Total	$29,203,135	$385,966,700	$—	$415,169,835

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 10. See the consolidated condensed schedule of investments for additional detail categorization.

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended June 30, 2013, the Partnership transferred securities owned, including U.S commercial paper of $15,999,008 and U.S. Government-sponsored enterprise securities of $228,724,592 from Level 1 to Level 2. Additionally, any purchase of U.S. Government securities subsequent to March 31, 2013 was also categorized by the Partnership as Level 2. The Partnership believes that these transfers reflect a better classification of the instruments based on the lack of Level 1 inputs available and market activity levels of the securities described above.  There was no effect on the consolidated statement of operations for year the ended December 31, 2013. There were no other significant transfers among Levels 1, 2 and 3 during the three and six months ended June 30, 2014 and year ended December 31, 2013.

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

Note 4. Commodity Trading Advisors

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors. Each Trading Company has entered into an advisory contract with its own Advisor. The commodity trading advisors are Alder Capital Limited, Amplitude Capital International Limited, EMC Capital Advisors LLC, Eckhardt Trading Co., Eagle Trading Systems Inc., Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Transtrend B.V. and Winton Capital Management Limited (collectively, the “Advisors”). The Advisors are paid a consulting fee, either monthly or quarterly, ranging from 0 percent to 2 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee ranging from 20 percent to 24 percent of the new trading profits on the allocated net assets of the Advisor.

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

Prior to January 1, 2014, the Partnership paid the General Partner a monthly brokerage commission, organization and offering costs and operating expenses as presented in the table below:

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

Included in the total brokerage commission are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage commission line on the consolidated statements of operations. The brokerage commission in the amount of $4,726,865 and $10,073,413, respectively, for the three and six months ended June 30, 2014 and $8,267,826 and $17,200,745, respectively, for the three and six months ended June 30, 2013, respectively, are shown on the consolidated statements of operations.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership.  The organization and offering costs in the amounts of $266,669 and $570,955, respectively, for the three and six months ended June 30, 2014 and $426,157 and $884,713, respectively, for the three and six months ended June 30, 2013, respectively, are shown on the consolidated statements of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year.  The operating expenses in the amounts of $229,582 and $491,631, respectively, for the three and six months ended June 30, 2014 and $367,811 and $764,128, respectively, for the three and six months ended June 30, 2013, respectively, are shown on the consolidated statements of operations.

Note 6. Subscriptions, Redemptions and Allocation of Net Income or Loss

Subscriptions received in advance, if any, represent cash received prior to June 30, 2014 and December 31, 2013 for contributions of the subsequent month and do not participate in earnings of the Partnership until the following July and January, respectively.

Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class Limited Partners have the right to redeem units as of any month-end upon ten (10) days’ prior written notice to the Partnership. The General Partner, however, may permit earlier redemptions in its discretion. Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class Limited Partners are prohibited from redeeming such units for the three months following the subscription for units. Global 3 Class Limited Partners, who redeem their units after the three-month lock-up, but prior to the one-year anniversary of their subscriptions for the redeemed units, will pay the applicable early redemption fee. There are no redemption fees applicable to Legacy 1 Class, Legacy 2 Class, Global 1 Class and Global 2 Class Limited Partners or to Global 3 Class Limited Partners who redeem their units on or after the one-year anniversary of their subscription. Redemptions will be made as of the last day of the month for an amount equal to the net asset value per unit, as defined, represented by the units to be redeemed. The right to obtain redemption is also contingent upon the Partnership’s having property sufficient to discharge its liabilities on the redemption date and may be delayed if the General Partner determines that earlier liquidation of commodity interest positions to meet redemption payments would be detrimental to the Partnership or nonredeeming Limited Partners.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Total return — Class A Units	1.62%	(4.91)%	(4.87)%	(5.13)%
Total return — Class B Units	1.48%	(5.07)%	(5.15)%	(5.43)%
Total return — Legacy 1 Class Units	2.13%	(4.36)%	(3.84)%	(4.05)%
Total return — Legacy 2 Class Units	2.07%	(4.42)%	(3.95)%	(4.16)%
Total return — Global 1 Class Units	2.29%	(4.21)%	(3.67)%	(3.75)%
Total return — Global 2 Class Units	2.22%	(4.26)%	(3.78)%	(3.86)%
Total return — Global 3 Class Units	1.80%	(4.69)%	(4.60)%	(4.70)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	5.91%	6.26%	5.79%	6.28%
Incentive fees (2)	0.24%	0.00%	0.22%	0.06%
Total expenses	6.15%	6.26%	6.01%	6.34%
Net investment loss (1) (3)	(5.61)%	(6.06)%	(5.49)%	(6.07)%

(1) Annualized.

(2) Not annualized.

(3) Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and six months ended June 30, 2014 and 2013 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Class A Units	2014	2013	2014	2013

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,094.95	$1,213.59	$1,169.66	$1,216.37
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	36.10	(40.68)	(22.90)	(23.72)
Expenses net of interest income*	(18.34)	(18.92)	(34.05)	(38.66)
Total income (loss) from operations	17.76	(59.60)	(56.95)	(62.38)
Net asset value per unit at end of period	$1,112.71	$1,153.99	$1,112.71	$1,153.99

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Class B Units	2014	2013	2014	2013

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$915.37	$1,021.07	$979.42	$1,024.97
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	30.15	(34.35)	(19.22)	(20.13)
Expenses net of interest income*	(16.56)	(17.40)	(31.24)	(35.52)
Total income (loss) from operations	13.59	(51.75)	(50.46)	(55.65)
Net asset value per unit at end of period	$928.96	$969.32	$928.96	$969.32

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Legacy 1 Class Units	2014	2013	2014	2013

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$810.46	$878.96	$860.76	$876.10
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	26.73	(29.88)	(16.88)	(17.78)
Expenses net of interest income*	(9.50)	(8.45)	(16.19)	(17.69)
Total income (loss) from operations	17.23	(38.33)	(33.07)	(35.47)
Net asset value per unit at end of period	$827.69	$840.63	$827.69	$840.63

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Legacy 2 Class Units	2014	2013	2014	2013

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$797.72	$866.97	$847.76	$864.60
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	27.50	(29.25)	(15.67)	(17.18)
Expenses net of interest income*	(10.96)	(9.07)	(17.83)	(18.77)
Total income (loss) from operations	16.54	(38.32)	(33.50)	(35.95)
Net asset value per unit at end of period	$814.26	$828.65	$814.26	$828.65

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Global 1 Class Units	2014	2013	2014	2013

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$786.64	$849.59	$835.24	$845.52
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	25.99	(28.73)	(17.32)	(16.96)
Expenses net of interest income*	(8.01)	(7.01)	(13.30)	(14.71)
Total income (loss) from operations	17.98	(35.74)	(30.62)	(31.67)
Net asset value per unit at end of period	$804.62	$813.85	$804.62	$813.85

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Global 2 Class Units	2014	2013	2014	2013

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$775.05	$838.99	$823.45	$835.49
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	25.73	(28.26)	(16.97)	(16.55)
Expenses net of interest income*	(8.49)	(7.52)	(14.19)	(15.73)
Total income (loss) from operations	17.24	(35.78)	(31.16)	(32.28)
Net asset value per unit at end of period	$792.29	$803.21	$792.29	$803.21

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Global 3 Class Units	2014	2013	2014	2013

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$708.47	$779.82	$756.03	$779.90
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	23.51	(26.15)	(15.48)	(15.23)
Expenses net of interest income*	(10.75)	(10.40)	(19.32)	(21.40)
Total income (loss) from operations	12.76	(36.55)	(34.80)	(36.63)
Net asset value per unit at end of period	$721.23	$743.27	$721.23	$743.27

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

The amount of required margin and good faith deposits with the FCMs and interbank market makers usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs and interbank market makers at June 30, 2014 and December 31, 2013 was $62,267,567 and $54,216,191, respectively, which was 19.1% and 12.1% of the net asset value, respectively.

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

The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05. The monthly average futures contracts, forward contracts, options on futures contracts and equity options bought and sold was approximately 64,669 and 69,492, respectively, for the three and six months ended June 30, 2014 and 138,095 and 142,357, respectively, for the three and six months ended June 30, 2013. The following tables summarize the quantitative information required by FASB ASC 815:

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Fair Values of Derivative Instruments June 30, 2014 and December 31, 2013

	Asset	Liability
	Derivatives*	Derivatives*
	6/30/2014	6/30/2014	Fair Value

Agricultural contracts	$981,202	$(772,391)	$208,811
Currencies contracts	5,457,980	(3,309,303)	2,148,677
Energy contracts	1,896,538	(1,261,566)	634,972
Interest rates contracts	4,415,120	(358,371)	4,056,749
Meats contracts	2,159,636	(740)	2,158,896
Metals contracts	3,444,546	(3,640,415)	(195,869)
Soft commodities contracts	465,195	(85,303)	379,892
Stock indices contracts	2,449,153	(974,518)	1,474,635

	$21,269,370	$(10,402,607)	$10,866,763

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2014 and 2013

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Type of Contract	June 30, 2014*	June 30, 2013*	June 30, 2014*	June 30, 2013*

Agriculturals contracts	$(1,259,912)	$1,298,274	$2,109,063	$(1,477,013)
Currencies contracts	(3,122,589)	(10,146,933)	(9,595,095)	(4,853,407)
Energy contracts	166,584	(13,322,470)	(2,523,950)	(16,662,161)
Interest rates contracts	11,604,755	(9,170,129)	13,836,012	(15,046,385)
Meats contracts	2,035,528	1,203,369	5,246,699	1,232,878
Metals contracts	(2,157,190)	13,357,594	(10,254,973)	12,038,152
Soft commodities contracts	(878,601)	(1,086,681)	(159,832)	1,253,762
Stock indices	6,697,894	353,796	(6,538,683)	16,981,353

	$13,086,469	$(17,513,180)	$(7,880,759)	$(6,532,821)

* The gains or losses on derivatives, including agriculturals, currencies, energy, interest rates, meats, metals, soft commodities and stock indices contracts are included in the realized and change in unrealized gains (loss) from futures and forward trading in the consolidated statement of operations.

Line Item in Consolidated Statement of	Three Months Ended		Six Months Ended
Operations	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net gain (loss) from futures and forward trading Realized	$9,168,598	$(15,812,188)	$6,683,229	$(7,305,220)
Change in unrealized	3,917,871	(1,700,992)	(14,563,988)	772,399
Total realized and changed in unrealized net gain (loss) from futures and forward trading	$13,086,469	$(17,513,180)	$(7,880,759)	$(6,532,821)

The gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition were as follows:

Offsetting of Derivative Assets

As of June 30, 2014

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$18,805,578	$(8,401,746)	$10,403,832
Forward contracts	2,463,792	(2,000,861)	462,931
Total derivatives	$21,269,370	$(10,402,607)	$10,866,763

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Derivatives Assets and Collateral Received by Counterparty

As of June 30, 2014

	Net Amount of
	Unrealized Gain
	Presented in	Gross Amounts Not Offset in the
	the Consolidated	Statement of Financial Condition
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Bank of America N.A.	$(69,107)	$—	$—	$(69,107)
Deutsche Bank AG	10,198	—	—	10,198
Jefferies Bache, LLC	5,182,866	—	—	5,182,866
Newedge USA, LLC	1,117,401	—	—	1,117,401
UBS Securities LLC	4,625,405	—	—	4,625,405
Total	$10,866,763	$—	$—	$10,866,763

Offsetting of Derivative Assets

As of December 31, 2013

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$33,234,813	$(8,568,395)	$24,666,418
Forward contracts	2,497,049	(1,761,431)	735,618
Options on futures and forward contracts	115,628	(7,546)	108,082
Total derivatives	$35,847,490	$(10,337,372)	$25,510,118

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure. Subsequent to June 30, 2014, there were contributions and redemptions totaling approximately $298,500 and $0, respectively.

Effective August 1, 2014, the Partnership will no longer trade through Alder Capital Ltd, Eckhardt Trading Company and Eagle Trading Systems Inc. and begin trading through Revolution Capital Management LLC.

Additionally, beginning August 1, 2014, the Partnership utilizes E D & F Man Capital Markets Inc. as one of its clearing brokers.

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

There were no assets allocated to GP 5, GP 7, GP 10, GP 11, GP 12 and GP 16 as of June 30, 2014.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors retained by the general partner. Alder Capital Limited, Amplitude Capital International Limited, EMC Capital Advisors LLC, Eckhardt Trading Co., Eagle Trading Systems Inc., Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Transtrend B.V. and Winton Capital Management Limited serve as Grant Park’s commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of June 30, 2014, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors Alder, Amplitude, EMC, ETC, Eagle, Lynx, Quantica, Rabar, Transtrend and Winton. No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of June 30, 2014:

	Alder	Amplitude	EMC	ETC	Eagle	Lynx	Quantica	Rabar	Transtrend	Winton
Class A	X	X	X	X	X	X	X	X	X	X
Class B	X	X	X	X	X	X	X	X	X	X
Legacy 1	X	X	X	X	X	X	X	X	X	X
Legacy 2	X	X	X	X	X	X	X	X	X	X
Global 1	X	X	X	X	X	X	X	X	X	X
Global 2	X	X	X	X	X	X	X	X	X	X
Global 3	X	X	X	X	X	X	X	X	X	X

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and six months ended June 30, 2014 and 2013, are set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total return — Class A Units	1.62%	(4.91)%	(4.87)%	(5.13)%
Total return — Class B Units	1.48%	(5.07)%	(5.15)%	(5.43)%
Total return — Legacy 1 Class Units	2.13%	(4.36)%	(3.84)%	(4.05)%
Total return — Legacy 2 Class Units	2.07%	(4.42)%	(3.95)%	(4.16)%
Total return — Global 1 Class Units	2.29%	(4.21)%	(3.67)%	(3.75)%
Total return — Global 2 Class Units	2.22%	(4.26)%	(3.78)%	(3.86)%
Total return — Global 3 Class Units	1.80%	(4.69)%	(4.60)%	(4.70)%

Grant Park’s total net asset value at June 30, 2014 was approximately $326.1 million, at December 31, 2013 was approximately $447.4 million and at June 30, 2013 was approximately $543.8 million. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector for the three and six months ended June 30, 2014 and 2013.

	% Gain (Loss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Agriculturals	(0.4)%	0.2%	0.6%	(0.3)%
Currencies	(1.0)	(1.9)	(2.9)	(0.9)
Energy	0.1	(2.4)	(0.8)	(3.0)
Interest rates	3.6	(1.7)	4.2	(2.7)
Meats	0.6	0.2	1.6	0.2
Metals	(0.7)	2.5	(3.1)	2.2
Soft commodities	(0.3)	(0.2)	—	0.2
Stock indices	2.1	0.1	(2.0)	3.1
	4.0%	(3.2)%	(2.4)%	(1.2)%

Three months ended June 30, 2014 compared to three months ended June 30, 2013

For the three months ended June 30, 2014, Grant Park had a positive return of approximately 1.6% for the Class A units, a positive return of approximately 1.5% for the Class B units, a positive return of approximately 2.1% for the Legacy 1 Class units, a positive return of approximately 2.1% for the Legacy 2 Class units, a positive return of approximately 2.3% for the Global 1 Class units, a positive return of approximately 2.2% for the Global 2 Class units and a positive return of approximately 1.8% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 4.0%, which were increased by gains of approximately 0.1% from interest income. These trading gains were decreased by approximately 2.4% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2013, Grant Park had a negative return of approximately 4.9% for the Class A units, a negative return of approximately 5.1% for the Class B units, a negative return of approximately 4.4% for the Legacy 1 Class units, a negative return of approximately 4.4% for the Legacy 2 Class units, a negative return of approximately 4.2% for the Global 1 Class units, a negative return of approximately 4.3% for the Global 2 Class units and a negative return of approximately 4.7% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 3.2%, which were partially offset by gains of approximately 0.1% from interest income. These trading losses were increased by approximately 1.7% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

For the six months ended June 30, 2014, Grant Park had a negative return of approximately 4.9% for the Class A units, a negative return of approximately 5.2% for the Class B units, a negative return of approximately 3.8% for the Legacy 1 Class units, a negative return of approximately 4.0% for the Legacy 2 Class units, a negative return of approximately 3.7% for the Global 1 Class units, a negative return of approximately 3.8% for the Global 2 Class units and a negative return of approximately 4.6% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 2.4%, which were decreased by gains of approximately 0.2% from interest income. These trading losses were increased by approximately 2.6% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2013, Grant Park had a negative return of approximately 5.1% for the Class A units, a negative return of approximately 5.4% for the Class B units, a negative return of approximately 4.1% for the Legacy 1 Class units, a negative return of approximately 4.2% for the Legacy 2 Class units, a negative return of approximately 3.8% for the Global 1 Class units, a negative return of approximately 3.9% for the Global 2 Class units and a negative return of approximately 4.7% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 1.2%, which were partially offset by gains of approximately 0.1% from interest income. These trading losses were increased by approximately 3.9% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three and six months ended June 30, 2014

Grant Park achieved an approximate 1.7% gain for the quarter by creating three consecutive months of positive performance.  Grant Park was able to capitalize on strong tends in the financial markets and to avoid the negative effects of inconsistent price movements across various commodity markets.  In particular, the portfolio benefited as global equity markets responded well to an overall bullish outlook for the global economy.  Additionally, short-term periods of investor concern drove Grant Park’s positive performance in the fixed-income markets.  Signs of a downturn in the Eurozone, global monetary easing, and armed conflicts in

Ukraine and Iraq, respectively, fostered safe-haven demand and drove fixed income prices steadily higher and alongside Grant Park’s long exposure.

In April, long exposure to the U.S. grains markets capitalized on supply-driven uptrends.  The effects of the prolonged cold weather in the U.S. and the crisis in Ukraine combined to drive prices steadily higher in the corn, wheat, and soybean complexes; this was in line with Grant Park’s positions.  Grant Park exposure in the fixed-income markets further added to monthly gains.  Following an unsettled first quarter, U.S. Treasury and German Bund markets displayed sustained uptrends through April and benefitted Grant Park’s long exposure.  Strength in the fixed-income sector was attributed to increased safe-haven demand which was partially driven by the conflict in Ukraine.

The sector-wide rally in fixed income persisted and strengthened throughout May as the European Central Bank announced plans to continue its quantitative easing initiatives in reaction to weak economic data from the Eurozone.  Grant Park’s exposure to the sector expanded by nearly 25% and added 2.5% to monthly performance.  Long exposure to equities gained in value as ongoing economic stimulus in Europe and the U.S. strengthened overall investor risk appetite and drove global equities higher.  The currencies markets did not perform positively during May.  Long euro exposure lost value as bullish economic indicators in the U.S., which included strong sales and housing data, caused investors to shift their focus away from Europe and towards the U.S.  Performance in the commodities sectors also slightly offset the month’s positive performance.  Prices in the grains markets fell after the government reported improvement in growing conditions in U.S. farming regions.  This price reversal moved against Grant Park’s long positions and created minor losses.  Grant Park’s long positions in natural gas also resulted in setbacks as strong supply data pushed markets sharply lowered.

Grant Park experienced a 0.56% profit in June and ended the quarter on a strong note.  Long equity positions gained value on bullish employment data and dovish statements by the U.S. Federal Reserve drove U.S. equity markets to all-time highs on several occasions.  Grant Park also profited in its long exposure in the energies markets.  Prices spiked sharply higher on concerns the violence in Iraq would hinder production in the region.  The factors which drove positive performance in the equity and energy market gains also caused losses for Grant Park’s long precious metals positions.  Short gold exposure lost value as gold rallied over 5% as demand increased for U.S. dollar-hedging assets triggered by Middle East violence.  Grant Park’s gold exposure was reduced in response to adverse conditions and Grant Park reestablished long positions near month-end to help partially offset losses.

Key trading developments for Grant Park during the first six months of 2014 included the following:

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

April. Grant Park recorded gains during the month. Class A units were up 0.12%, Class B units were up 0.06%, Legacy 1 Class units were up 0.31%, Legacy 2 Class units were up 0.29%, Global 1 Class units were up 0.36%, Global 2 Class units were up 0.34% and Global 3 Class units were up 0.20%. The value of the Japanese yen rose after the Bank of Japan unexpectedly announced it would not augment its quantitative easing initiatives.  The British pound moved higher following economic data which showed the British economy is recovering as expected. Crude oil prices fell more than 1% after Libya announced it would increase its exports, adding to global supplies.  Natural gas prices rose over 10% due to uncertainty about whether gas producers would be able to replenish inventories which had been depleted during the prolonged winter weather. The Nikkei 225 Index fell by more than 4%, pressured by weak economic data and concerns regarding the effectiveness of the Bank of Japan’s monetary policy initiatives.  The Australian ASX 200 Index rose as positive quarterly earnings reports reinforced beliefs the country’s central bank would keep interest rates unchanged throughout 2014.  The U.S. Treasury bond and German Bund markets rallied due to a flight-to-safety by global investors amidst rising tensions between Ukraine and Russia. Corn and wheat prices rose as regional tensions in Ukraine and delayed planting in the U.S. created uncertainty about the size of future inventories.  Coffee prices rose more than 14% as continued dry weather in Brazil jeopardized supply forecasts. Gold prices rose as political turmoil in Ukraine and weak economic data from the U.S. and China created increased demand for safe-haven assets.  Nickel prices surged 15% due to supply concerns stemming from the potential effects of U.S. sanctions on Russia.

May. Grant Park recorded gains during the month. Class A units were up 0.94%, Class B units were up 0.89%, Legacy 1 Class units were up 1.08%, Legacy 2 Class units were up 1.07%, Global 1 Class units were up 1.15%, Global 2 Class units were up 1.13% and Global 3 Class units were up 1.00%. The New Zealand dollar declined in anticipation the Reserve Bank of New Zealand will slow the pace of interest rate hikes following reports of weaker business confidence in the New Zealand economy.  The euro weakened against counterparts in reaction to poor economic data in the Eurozone; this was seen as an indicator of additional monetary easing by the European Central Bank.  Crude oil prices increased over 2% in anticipation of increased demand during the summer driving season.  Natural gas prices fell by 4% after the U.S. Energy Information Administration announced larger-than-expected inventories. Global equity markets rallied in reaction to strong economic data in the U.S. and on speculation of further monetary expansion from the European Central Bank. U.S. Treasury markets rallied after overall demand for safe-haven assets surged.  Concerns surrounding the global economic outlook and the situation in Ukraine drove demand for safe-haven assets.  German Bunds rallied in excess of 1.5% after the European Central Bank hinted at further economic stimulus.  Corn and wheat prices fell sharply due to strong supply data and improving weather in planting regions across the U.S.  Cotton prices fell over 8% in reaction to weak Chinese demand and increased inventories in the U.S. Precious metal markets declined and demand for safe-haven assets fell as equity markets remained bullish.  Copper prices rose, driven higher by strong industrial demand forecasts.

June. Grant Park recorded gains during the month. Class A units were up 0.56%, Class B units were up 0.53%, Legacy 1 Class units were up 0.72%, Legacy 2 Class units were up 0.70%, Global 1 Class units were up 0.76%, Global 2 Class units were up 0.74% and Global 3 Class units were up 0.60%. The British pound strengthened against counterparts after the U.K. government reported bullish economic data and in anticipation the Bank of England would soon announce an interest rate hike.  The New Zealand dollar also moved higher, propelled by strong economic data from the region and by increased demand for higher-yielding assets.  The U.S. dollar weakened sharply in anticipation the U.S. Federal Reserve will delay raising interest rates longer than was previously expected.  Crude oil markets rallied nearly 3% because of supply concerns related to the escalating violence in Iraq.  Natural gas markets fell to a 5-week low, pressured by increased supplies in the U.S. and cool temperatures on the East Coast.  Global equity markets were mixed.  U.S. markets posted strong rallies while Eurozone markets finished lower due to disappointing retail sales data and uncertainty surrounding the region’s economic outlook.  In Asia, the Japanese Nikkei 225 Index rose to 5-month highs, fueled by speculation the Bank of Japan will augment monetary expansion to stimulate growth.  U.S. Treasury markets generally finished lower due to weak demand during a recent Treasury auction and on decreased demand for safe-haven assets amidst the U.S. equity market rally.  German Bund prices rallied following weak economic data from the Eurozone.  The U.S. grains markets experienced a sector-wide selloff as favorable weather conditions and reports from the U.S. Department of Agriculture showed larger-than-expected supplies.  In the foods markets, coffee and sugar prices declined sharply following reports of favorable growing conditions in Brazil, a condition likely to increase future supplies.  Gold and silver markets rallied nearly 6% and 12%, respectively, on increased demand for dollar-hedging assets.  Turmoil in the Middle East played a role in driving precious metals higher.  In the base metals markets, copper prices rose due to data which showed Chinese inventories declined.

Three and six months ended June 30, 2013

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

Grant Park maintains a portion of its assets at its clearing brokers as well as at Lake Forest Bank & Trust Company. These assets, which may range from 5% to 35% of Grant Park’s value, are held in cash and/or U.S. Treasury securities. The balance of Grant Park’s assets, which range from 65% to 95%, are invested in investment grade money market instruments purchased and managed by Middleton Dickinson Capital Management, LLC which are held in a separate account in the name of GP Cash Management, LLC and custodied at State Street Bank and Trust Company. Violent fluctuations in prevailing interest rates or changes in other economic conditions could cause mark-to-market losses on Grant Park’s cash management income.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of June 30, 2014 and December 31, 2013 and the trading gains/losses by market category for the six months ended June 30, 2014 and the year ended December 31, 2013. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of June 30, 2014, Grant Park’s net asset value was approximately $326.1 million. As of December 31, 2013, Grant Park’s net asset value was approximately $447.4 million.

	June 30, 2014
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.6%	(2.0)%
Interest rates	0.6	4.2
Energy	0.5	(0.8)
Currencies	0.3	(2.9)
Metals	0.2	(3.1)
Agriculturals/softs/meats	0.1	2.2

Aggregate/Total	1.0%	(2.4)%

	December 31, 2013
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.7%	11.8%
Currencies	0.5	0.5
Metals	0.3	1.1
Interest rates	0.3	(5.4)
Agriculturals/softs/meats	0.2	1.3
Energy	0.2	(5.2)

Aggregate/Total	1.1%	4.1%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of June 30, 2014, by market sector.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including

Hong Kong, China, Taiwan, South Africa, India, Turkey, Singapore, South Korea, and Australia.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of June 30, 2014, Grant Park was predominantly long equities in the U.S., the Eurozone, Taiwan, Japan, Hong Kong, Canada, U.K. Australia, India, South Africa, China, Thailand, Mexico, Singapore, and Sweden.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, Singapore, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of June 30, 2014, Grant Park was short interest rate instruments in the U.K. and New Zealand, and long interest rate instruments in the Eurozone, U.S., Australia, Singapore, Japan, and Canada.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America.  As of June 30, 2014, the energy market exposure of Grant Park was short Rotterdam coal and Phelix baseload quarterly markets, and long Brent crude oil, crude oil, gas oil, gasoline Blendstock, heating oil, natural gas, new crude oil, kerosene, Oman crude oil, WTI crude oil and carbon emissions.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of June 30, 2014, Grant Park was long the U.S. dollar against the euro and Swiss franc, and short the U.S. Dollar against the Australian dollar, British pound, Canadian dollar, Japanese yen, Mexican peso and New Zealand dollar.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel, and zinc. As of June 30, 2014, in the precious metals sector Grant Park had long positions in platinum, gold, silver, and palladium.  In the base metals markets Grant Park had short positions in tin and long positions in zinc, aluminum, copper, lead, and nickel.

Agriculturals/Softs/Meats

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of June 30, 2014, in the grains markets, Grant Park had short positions in corn, wheat, soybean oil, rough rice, canola, rapeseed and long positions in soybeans, soybean meal, oats, and milling wheat.  In the livestock markets Grant Park was long live cattle, lean hogs, and feeder cattle.  In the foods/industrials markets, Grant Park was short sugar, cotton, rubber, orange juice, and crude palm oil and long cocoa, lumber and coffee.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of June 30, 2014.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2013, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 None.

(b)                                 None.

Issuer Purchases of Equity Securities

(c)                                  The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended June 30, 2014.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)

04/01/2014 through 04/30/2014	854.14	$1,096.23	5,085.45	$915.94	25.64	$812.97	408.20	$800.03	845.65	$789.48	1,587.84	$777.71	13,937.04	$709.87	22,743.96		(2)

05/01/2014 through 05/31/2014	786.12	$1,106.56	6,204.82	$924.05	84.15	$821.75	302.58	$808.58	531.77	$798.56	853.13	$786.47	6,993.38	$716.94	15,755.95		(2)

06/01/2014 through 06/30/2014	906.81	$1,112.71	12,666.15	$928.96	420.57	$827.69	2,183.38	$814.26	339.45	$804.62	1,264.78	$792.29	15,390.61	$721.23	33,171.75		(2)

Total	2,547.07	$1,105.29	23,956.42	$924.92	530.36	$826.04	2,894.16	$811.66	1,716.87	$795.29	3,705.75	$784.70	36,321.03	$716.04	71,671.66		(2)

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

(a)         Exhibits

31.1            Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2            Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1            Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1     The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: August 14, 2014	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)