Form 10-Q
period 2014-09-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2014-11-14
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  September 30, 2014

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

QUARTER ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Equity in brokers’ trading accounts:
Cash	$41,836,209	$54,216,191
Unrealized gain (loss) on open contracts, net	10,181,558	25,510,118
Total equity in brokers’ trading accounts	52,017,767	79,726,309
Cash and cash equivalents	82,368,856	147,776,512
Securities owned, at fair value (cost $181,853,497 and $241,686,422, respectively)	182,070,254	242,024,612
Interest receivable, net	—	20,055
Total assets	$316,456,877	$469,547,488
Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Brokerage commission payable	$1,669,611	$2,719,686
Accrued incentive fees	2,078,919	1,167,218
Organization and offering costs payable	76,142	113,427
Accrued operating expenses	65,564	97,632
Interest payable, net	6,169	—
Pending limited partner additions	27,500	161,400
Redemptions payable to limited partners	6,592,141	17,916,116
Total liabilities	10,516,046	22,175,479
Partners’ Capital (Net Asset Value)
General Partner
Class A (307.34 and 763.99 units outstanding at September 30, 2014 and December 31, 2013, respectively)	361,096	893,603
Legacy 1 Class (1,025.00 units outstanding at both September 30, 2014 and December 31, 2013)	899,589	882,283
Legacy 2 Class (263.13 and 1,000.00 units outstanding at September 30, 2014 and December 31, 2013, respectively)	227,230	847,762
Global 1 Class (1,372.89 units outstanding at both September 30, 2014 and December 31, 2013)	1,171,623	1,146,701
Global 2 Class (1,329.58 and 1,974.70 units outstanding at September 30, 2014 and December 31, 2013, respectively)	1,116,871	1,626,069
Limited Partners
Class A (12,397.51 and 17,492.46 units outstanding at September 30, 2014 and December 31, 2013, respectively)	14,565,700	20,460,216
Class B (162,090.57 and 222,772.45 units outstanding at September 30, 2014 and December 31, 2013, respectively)	158,806,613	218,187,750
Legacy 1 Class (1,968.33 and 3,313.23 units outstanding at September 30, 2014 and December 31, 2013, respectively)	1,727,502	2,851,909
Legacy 2 Class (918.82 and 5,130.96 units outstanding at September 30, 2014 and December 31, 2013, respectively)	793,457	4,349,828
Global 1 Class (5,293.99 and 9,938.76 units outstanding at September 30, 2014 and December 31, 2013, respectively)	4,517,877	8,301,280
Global 2 Class (5,609.41 and 17,903.21 units outstanding at September 30, 2014 and December 31, 2013, respectively)	4,712,012	14,742,440
Global 3 Class (153,599.58 and 228,934.56 units outstanding at September 30, 2014 and December 31, 2013, respectively)	117,041,261	173,082,168
Total partners’ capital (net asset value)	305,940,831	447,372,009
Total liabilities and partners’ capital (net asset value)	$316,456,877	$469,547,488

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

September 30, 2014

(Unaudited)

Futures and Forwards Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(829,989)	(0.27)%	$2,331,623	0.76%	$1,501,634	0.49%
Currencies	$116,890	0.04%	$4,516,468	1.48%	$4,633,358	1.51%
Energy	$(9,676)	(0.00)%	$695,539	0.23%	$685,863	0.23%
Interest rates	$(282,906)	(0.09)%	$(41,973)	(0.02)%	$(324,879)	(0.11)%
Meats	$294,547	0.10%	$(17,050)	(0.01)%	$277,497	0.09%
Metals	$—	(0.00)%	$2,678,449	0.88%	$2,678,449	0.88%
Soft commodities	$117,650	0.04%	$164,973	0.05%	$282,623	0.09%
Stock indices and single stock futures	$(674,527)	(0.22)%	$101,993	0.03%	$(572,534)	(0.19)%
Total U.S. Futures Positions	$(1,268,011)		$10,430,022		$9,162,011

Foreign Futures Positions:
Agriculturals	$—	(0.00)%	$16,868	0.01%	$16,868	0.01%
Energy	$—	(0.00)%	$1,129,543	0.37%	$1,129,543	0.37%
Interest rates	$1,510,555	0.49%	$(17,963)	(0.01)%	$1,492,592	0.48%
Metals	$(2,343,281)	(0.77)%	$2,105,110	0.69%	$(238,171)	(0.08)%
Soft commodities	$24,274	0.01%	$16,563	0.01%	$40,837	0.02%
Stock indices	$(904,781)	(0.30)%	$59,177	0.02%	$(845,604)	(0.28)%
Total Foreign Futures Positions	$(1,713,233)		$3,309,298		$1,596,065
Total Futures Contracts	$(2,981,244)	(0.97)%	$13,739,320	4.49%	$10,758,076	3.52%

Forward Contracts *
Currencies	$309,700	0.10%	$(886,218)	(0.29)%	$(576,518)	(0.19)%

Total Futures and Forward Contracts	$(2,671,544)	(0.87)%	$12,853,102	4.20%	$10,181,558	3.33%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2014

(Unaudited)

Securities owned

U.S. Bank deposits

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$10,000,000	11/28/2014	U.S. Certificates of deposit, 0.4% (cost of $10,000,000)	$10,023,889	3.28%

U.S. Commercial paper

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$2,660,000	10/1/2014	U.S. Commercial paper, 0.2% (cost of $2,658,271)	$2,660,000	0.87%

U.S. Government-sponsored enterprises

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$85,000,000	2/28/2017-9/29/2017	Federal Home Loan Banks, 0.9-1.3%	$85,125,804	27.82%
$61,950,000	10/24/2014-12/15/2014	Federal Farm Credit Banks, 0.2%	61,952,856	20.25%
Total U.S. Government-sponsored enterprises (cost of $146,938,829)			$147,078,660	48.07%

Corporate Bonds

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)

$3,542,000	11/14/2014-2/3/2015	Foreign corporate bonds, 0.6-0.8% **	$3,563,126	1.16%
$18,283,000	11/18/2014-10/1/2015	U.S. corporate bonds, 0.7-1.1% **	18,744,579	6.13%
Total Corporate bonds (cost of $22,256,397)			$22,307,705	7.29%

		Percent of Partners’ Capital
	Fair Value	(net asset value)
Total securities owned	$182,070,254	59.51%

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

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net trading gains (losses)
Net gain (loss) from futures and forward trading
Realized	$24,998,209	$(282,527)	$31,681,438	$(7,587,747)
Change in unrealized	(685,205)	(7,289,668)	(15,249,193)	(6,517,269)
Commissions	(1,200,795)	(1,965,466)	(4,150,577)	(6,550,233)
Net gains (losses) from futures and forward trading	23,112,209	(9,537,661)	12,281,668	(20,655,249)
Net investment income (loss)
Income
Interest income	246,032	333,173	820,819	966,240
Expenses from operations
Brokerage commission	4,147,505	7,348,924	14,220,918	24,549,669
Incentive fees	2,078,920	—	2,914,359	339,819
Organizational and offering costs	232,297	380,255	803,252	1,264,968
Operating expenses	200,132	327,578	691,763	1,091,706
Total expenses	6,658,854	8,056,757	18,630,292	27,246,162
Net investment loss	$(6,412,822)	$(7,723,584)	$(17,809,473)	$(26,279,922)
Net income (loss)	$16,699,387	$(17,261,245)	$(5,527,805)	$(46,935,171)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$62.18	$(38.24)	$5.23	$(100.62)
General Partner & Limited Partner Class B Units	$50.78	$(33.65)	$0.32	$(89.30)
General Partner & Limited Partner Legacy 1 Class Units	$49.96	$(23.15)	$16.89	$(58.62)
General Partner & Limited Partner Legacy 2 Class Units	$49.30	$(23.32)	$15.80	$(59.27)
General Partner & Limited Partner Global 1 Class Units	$48.78	$(21.30)	$18.16	$(52.97)
General Partner & Limited Partner Global 2 Class Units	$47.73	$(21.52)	$16.57	$(53.80)
General Partner & Limited Partner Global 3 Class Units	$40.76	$(23.08)	$5.96	$(59.71)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Nine Months Ended September 30, 2014

(Unaudited)

Class A				Class B				Legacy 1 Class				Legacy 2 Class
General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
Number		Number		Number		Number		Number		Number		Number		Number
of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital, (net asset value) December 31, 2013	763.99	$893,603	17,492.46	$20,460,216	—	$—	222,772.45	$218,187,750	1,025.00	$882,283	3,313.23	$2,851,909	1,000.00	$847,762	5,130.96	$4,349,828
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8.26	7,000
Redemptions	(456.65)	(500,000)	(5,094.95)	(5,683,395)	—	—	(60,681.88)	(56,461,396)	—	—	(1,344.90)	(1,120,711)	(736.87)	(600,000)	(4,220.40)	(3,434,539)
Net income (loss)	—	(32,507)	—	(211,121)	—	—	—	(2,919,741)	—	17,306	—	(3,696)	—	(20,532)	—	(128,832)
Partners’ capital, (net asset value) September 30, 2014	307.34	$361,096	12,397.51	$14,565,700	—	$—	162,090.57	$158,806,613	1,025.00	$899,589	1,968.33	$1,727,502	263.13	$227,230	918.82	$793,457

Net asset value per unit at December 31, 2013		$1,169.66				$979.42				$860.76				$847.76

Net asset value per unit at September 30, 2014		$1,174.89				$979.74				$877.65				$863.56

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount

Partners’ capital, (net asset value) December 31, 2013	1,372.89	$1,146,701	9,938.76	$8,301,280	1,974.70	$1,626,069	17,903.21	$14,742,440	—	$—	228,934.56	$173,082,168	$447,372,009
Contributions	—	—	297.39	243,016	—	—	57.38	45,500	—	—	3,490.12	2,517,200	2,812,716
Redemptions	—	—	(4,942.16)	(3,918,583)	(645.12)	(500,000)	(12,351.18)	(9,762,801)	—	—	(78,825.10)	(56,734,664)	(138,716,089)
Net income (loss)	—	24,922	—	(107,836)	—	(9,198)	—	(313,127)	—	—	—	(1,823,443)	(5,527,805)
Partners’ capital, (net asset value) September 30, 2014	1,372.89	$1,171,623	5,293.99	$4,517,877	1,329.58	$1,116,871	5,609.41	$4,712,012	—	$—	153,599.58	$117,041,261	$305,940,831

Net asset value per unit at December 31, 2013		$835.24				$823.45				$756.03

Net asset value per unit at September 30, 2014		$853.40				$840.02				$761.99

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

GP 1, LLC (“GP 1”)                                      GP 5, LLC (“GP 5”)                                      GP 9, LLC (“GP 9”)                                      GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)                                      GP 6, LLC (“GP 6”)                                      GP 11, LLC (“GP 11”)                        GP 17, LLC (“GP 17”)

GP 4, LLC (“GP 4”)                                      GP 8, LLC (“GP 8”)                                      GP 14, LLC (“GP 14”)                        GP 18, LLC (“GP 18”)

There were no assets allocated to GP 3, GP 5 and GP 15 as of September 30, 2014. There were no assets allocated to GP 5, GP 7, LLC, GP 10, LLC, GP 11 and GP 12, LLC, as of December 31, 2013.  GP 7, LLC, GP 10, LLC and GP 12, LLC were closed in July 2014.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. As of September 30, 2014 and December 31, 2013, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2011.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At September 30, 2014 and December 31, 2013, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the period ended September 30, 2014 and 2013, substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

Recently adopted accounting pronouncements: In June 2013, the FASB issued ASU 2013-08 - Financial Services - Investments Companies (Topic 946) containing new guidance that changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company.  The Partnership adopted ASU 2013-08 as of January 1, 2014 and the adoption did not have a material impact on its consolidated financial statements.

Recently issued accounting pronouncements: In August 2014, the FASB issued ASU 2014-15 — Presentation of Financial Statement — Going Concern (Subtopic 205-40) containing guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures.  The guidance is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016.  The Partnership is currently evaluating the impact this pronouncement would have on its consolidated financial statements.

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. and foreign futures contracts	$10,758,076	$—	$—	$10,758,076
Forward contracts	—	(576,518)	—	(576,518)
Cash and cash equivalents
Bank deposits	116,768	—	—	116,768
U.S. Commercial paper	—	82,228,773	—	82,228,773
Securities owned
U.S. Bank deposits	—	10,023,889	—	10,023,889
U.S. Commercial paper	—	2,660,000	—	2,660,000
U.S. Government-sponsored enterprises	—	147,078,660	—	147,078,660
U.S. and Foreign Corporate bonds	—	22,307,705	—	22,307,705
Total	$10,874,844	$263,722,509	$—	$274,597,353

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended June 30, 2013, the Partnership transferred securities owned, including U.S commercial paper of $15,999,008 and U.S. Government-sponsored enterprise securities of $228,724,592 from Level 1 to Level 2. Additionally, any purchase of U.S. Government securities subsequent to March 31, 2013 was also categorized by the Partnership as Level 2. The Partnership believes that these transfers reflect a better classification of the instruments based on the lack of Level 1 inputs available and market activity levels of the securities described above.  There was no effect on the consolidated statement of operations for year the ended December 31, 2013. There were no other significant transfers among Levels 1, 2 and 3 during the three and nine months ended September 30, 2014 and year ended December 31, 2013.

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

Note 4. Commodity Trading Advisors

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors. Each Trading Company has entered into an advisory contract with its own Advisor. As of September 30, 2014, the commodity trading advisors are Amplitude Capital International Limited, EMC Capital Advisors LLC, Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Revolution Capital Management LLC, Transtrend B.V. and Winton Capital Management Limited (collectively, the “Advisors”). Effective August 1, 2014, the Partnership no longer allocates assets to Alder Capital Ltd, Eckhardt Trading Company and Eagle Trading Systems Inc. and effective August 1, 2014, Revolution Capital Management LLC was allocated Partnership assets. The Advisors are paid a consulting fee, either monthly or quarterly, ranging from 0 percent to 2 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee ranging from 20 percent to 24 percent of the new trading profits on the allocated net assets of the Advisor.

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

Included in the total brokerage commission are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage commission line on the consolidated statements of operations. The brokerage commission in the amount of $4,147,505 and $14,220,918, respectively, for the three and nine months ended September 30, 2014 and $7,348,924 and $24,549,669, respectively, for the three and nine months ended September 30, 2013, respectively, are shown on the consolidated statements of operations.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership.  The organization and offering costs in the amounts of $232,297 and $803,252, respectively, for the three and nine months ended September 30, 2014 and $380,255 and $1,264,968, respectively, for the three and nine months ended September 30, 2013, respectively, are shown on the consolidated statements of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year.  The operating expenses in the amounts of $200,132 and $691,763, respectively, for the three and nine months ended September 30, 2014 and $327,578 and $1,091,706, respectively, for the three and nine months ended September 30, 2013, respectively, are shown on the consolidated statements of operations.

Note 6. Subscriptions, Redemptions and Allocation of Net Income or Loss

Subscriptions received in advance, if any, represent cash received prior to September 30, 2014 and December 31, 2013 for contributions of the subsequent month and do not participate in earnings of the Partnership until the following October and January, respectively.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Total return — Class A Units	5.59%	(3.31)%	0.45%	(8.27)%
Total return — Class B Units	5.47%	(3.47)%	0.03%	(8.71)%
Total return — Legacy 1 Class Units	6.04%	(2.75)%	1.96%	(6.69)%
Total return — Legacy 2 Class Units	6.06%	(2.81)%	1.86%	(6.86)%
Total return — Global 1 Class Units	6.06%	(2.62)%	2.17%	(6.26)%
Total return — Global 2 Class Units	6.02%	(2.68)%	2.01%	(6.44)%
Total return — Global 3 Class Units	5.65%	(3.11)%	0.79%	(7.66)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	5.90%	6.28%	5.81%	6.28%
Incentive fees (2)	0.67%	0.00%	0.81%	0.06%
Total expenses	6.57%	6.28%	6.62%	6.34%
Net investment loss (1) (3)	(5.58)%	(6.02)%	(5.50)%	(6.06)%

(1) Annualized.

(2) Not annualized.

(3) Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and nine months ended September 30, 2014 and 2013 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Class A Units	2014	2013	2014	2013

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,112.71	$1,153.99	$1,169.66	$1,216.37
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	86.10	(20.46)	62.14	(44.02)
Expenses net of interest income*	(23.92)	(17.78)	(56.91)	(56.60)
Total income (loss) from operations	62.18	(38.24)	5.23	(100.62)
Net asset value per unit at end of period	$1,174.89	$1,115.75	$1,174.89	$1,115.75

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Class B Units	2014	2013	2014	2013

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$928.96	$969.32	$979.42	$1,024.97
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	71.64	(17.21)	51.76	(37.20)
Expenses net of interest income*	(20.86)	(16.44)	(51.44)	(52.10)
Total income (loss) from operations	50.78	(33.65)	0.32	(89.30)
Net asset value per unit at end of period	$979.74	$935.67	$979.74	$935.67

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Legacy 1 Class Units	2014	2013	2014	2013

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$827.69	$840.63	$860.76	$876.10
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	64.21	(15.20)	46.42	(32.93)
Expenses net of interest income*	(14.25)	(7.95)	(29.53)	(25.69)
Total income (loss) from operations	49.96	(23.15)	16.89	(58.62)
Net asset value per unit at end of period	$877.65	$817.48	$877.65	$817.48

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Legacy 2 Class Units	2014	2013	2014	2013

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$814.26	$828.65	$847.76	$864.60
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	63.72	(14.89)	44.37	(31.96)
Expenses net of interest income*	(14.42)	(8.43)	(28.57)	(27.31)
Total income (loss) from operations	49.30	(23.32)	15.80	(59.27)
Net asset value per unit at end of period	$863.56	$805.33	$863.56	$805.33

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Global 1 Class Units	2014	2013	2014	2013

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$804.62	$813.85	$835.24	$845.52
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	61.44	(14.65)	42.74	(31.51)
Expenses net of interest income*	(12.66)	(6.65)	(24.58)	(21.46)
Total income (loss) from operations	48.78	(21.30)	18.16	(52.97)
Net asset value per unit at end of period	$853.40	$792.55	$853.40	$792.55

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Global 2 Class Units	2014	2013	2014	2013

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$792.29	$803.21	$823.45	$835.49
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	61.00	(14.42)	41.86	(30.85)
Expenses net of interest income*	(13.27)	(7.10)	(25.29)	(22.95)
Total income (loss) from operations	47.73	(21.52)	16.57	(53.80)
Net asset value per unit at end of period	$840.02	$781.69	$840.02	$781.69

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Global 3 Class Units	2014	2013	2014	2013

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$721.23	$743.27	$756.03	$779.90
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	54.96	(13.28)	38.75	(28.44)
Expenses net of interest income*	(14.20)	(9.80)	(32.79)	(31.27)
Total income (loss) from operations	40.76	(23.08)	5.96	(59.71)
Net asset value per unit at end of period	$761.99	$720.19	$761.99	$720.19

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

The amount of required margin and good faith deposits with the FCMs and interbank market makers usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs and interbank market makers at September 30, 2014 and December 31, 2013 was $41,836,209 and $54,216,191, respectively, which was 13.7% and 12.1% of the net asset value, respectively.

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

The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05. The monthly average futures contracts, forward contracts, options on futures contracts and equity options bought and sold was approximately 79,849 and 72,944, respectively, for the three and nine months ended September 30, 2014 and 87,538 and 124,084, respectively, for the three and nine months ended September 30, 2013. The following tables summarize the quantitative information required by FASB ASC 815:

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Fair Values of Derivative Instruments September 30, 2014 and December 31, 2013

	Asset	Liability
	Derivatives*	Derivatives*
	9/30/2014	9/30/2014	Fair Value

Agricultural contracts	$2,386,525	$(868,023)	$1,518,502
Currencies contracts	7,748,037	(3,691,197)	4,056,840
Energy contracts	1,959,119	(143,713)	1,815,406
Interest rates contracts	1,958,209	(790,496)	1,167,713
Meats contracts	318,402	(40,905)	277,497
Metals contracts	4,892,264	(2,451,986)	2,440,278
Soft commodities contracts	623,476	(300,016)	323,460
Stock indices contracts	1,134,472	(2,552,610)	(1,418,138)

	$21,020,504	$(10,838,946)	$10,181,558

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Type of Contract	September 30, 2014*	September 30, 2013*	September 30, 2014*	September 30, 2013*

Agriculturals contracts	$3,941,949	$2,120,366	$6,051,012	$643,353
Currencies contracts	13,426,278	(7,019,806)	3,831,183	(11,873,213)
Energy contracts	(1,375,799)	(2,311,917)	(3,899,749)	(18,974,078)
Interest rates contracts	6,539,153	(5,038,592)	20,375,165	(20,084,977)
Meats contracts	(1,443,630)	282,774	3,803,069	1,515,652
Metals contracts	1,714,140	(7,293,482)	(8,540,833)	4,744,670
Soft commodities contracts	3,229,000	(220,697)	3,069,168	1,033,065
Stock indices	(1,718,087)	11,909,159	(8,256,770)	28,890,512

	$24,313,004	$(7,572,195)	$16,432,245	$(14,105,016)

* The gains or losses on derivatives, including agriculturals, currencies, energy, interest rates, meats, metals, soft commodities and stock indices contracts are included in the realized and change in unrealized gains (loss) from futures and forward trading in the consolidated statement of operations.

Line Item in Consolidated Statement of	Three Months Ended		Nine Months Ended
Operations	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net gain (loss) from futures and forward trading Realized	$24,998,209	$(282,527)	$31,681,438	$(7,587,747)
Change in unrealized	(685,205)	(7,289,668)	(15,249,193)	(6,517,269)
Total realized and changed in unrealized net gain (loss) from futures and forward trading	$24,313,004	$(7,572,195)	$16,432,245	$(14,105,016)

The gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition were as follows:

Offsetting of Derivative Assets

As of September 30, 2014

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$18,266,476	$(7,508,400)	$10,758,076
Forward contracts	2,754,028	(3,330,546)	(576,518)
Total derivatives	$21,020,504	$(10,838,946)	$10,181,558

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Derivatives Assets and Collateral Received by Counterparty

As of September 30, 2014

	Net Amount of
	Unrealized Gain
	Presented in	Gross Amounts Not Offset in the
	the Consolidated	Statement of Financial Condition
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Bank of America N.A.	$88,635	$—	$—	$88,635
Deutsche Bank AG	(2,909)	—	—	(2,909)
ED&F Man Capital Markets Inc.	703,426	—	—	703,426
Jefferies Bache, LLC	3,598,880	—	—	3,598,880
Newedge USA, LLC	615,135	—	—	615,135
UBS Securities LLC	5,178,391	—	—	5,178,391
Total	$10,181,558	$—	$—	$10,181,558

Offsetting of Derivative Assets

As of December 31, 2013

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$33,234,813	$(8,568,395)	$24,666,418
Forward contracts	2,497,049	(1,761,431)	735,618
Options on futures and forward contracts	115,628	(7,546)	108,082
Total derivatives	$35,847,490	$(10,337,372)	$25,510,118

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure. Subsequent to September 30, 2014, there were contributions and redemptions totaling approximately $1,431,000 and $1,074,000, respectively.

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

GP 1, LLC (“GP 1”)                                      GP 5, LLC (“GP 5”)                                      GP 9, LLC (“GP 9”)                                      GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)                                      GP 6, LLC (“GP 6”)                                      GP 11, LLC (“GP 11”)                        GP 17, LLC (“GP 17”)

GP 4, LLC (“GP 4”)                                      GP 8, LLC (“GP 8”)                                      GP 14, LLC (“GP 14”)                        GP 18, LLC (“GP 18”)

There were no assets allocated to GP3, GP 5 and GP 15 as of September 30, 2014. There were no assets allocated to GP 5, GP 7, LLC, GP 10, LLC, GP 11 and GP 12, LLC as of December 31, 2013.  GP 7, LLC, GP 10, LLC and GP 12, LLC were closed in July 2014.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors retained by the general partner. Amplitude Capital International Limited, EMC Capital Advisors LLC, Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Revolution Capital Management LLC, Transtrend B.V. and Winton Capital Management Limited serve as Grant Park’s commodity trading advisors. Effective August 1, 2014, Grant Park no longer allocates assets to Alder Capital Ltd, Eckhardt Trading Company and Eagle Trading Systems Inc. and effective August 1, 2014, Revolution Capital Management LLC was allocated Grant Park assets. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of September 30, 2014, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors Amplitude, EMC, Lynx, Quantica, Rabar, RCM, Transtrend and Winton. No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of September 30, 2014:

	Amplitude	EMC	Lynx	Quantica	Rabar	RCM	Transtrend	Winton
Class A	X	X	X	X	X	X	X	X
Class B	X	X	X	X	X	X	X	X
Legacy 1	X	X	X	X	X	X	X	X
Legacy 2	X	X	X	X	X	X	X	X
Global 1	X	X	X	X	X	X	X	X
Global 2	X	X	X	X	X	X	X	X
Global 3	X	X	X	X	X	X	X	X

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and nine months ended September 30, 2014 and 2013, are set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total return — Class A Units	5.59%	(3.31)%	0.45%	(8.27)%
Total return — Class B Units	5.47%	(3.47)%	0.03%	(8.71)%
Total return — Legacy 1 Class Units	6.04%	(2.75)%	1.96%	(6.69)%
Total return — Legacy 2 Class Units	6.06%	(2.81)%	1.86%	(6.86)%
Total return — Global 1 Class Units	6.06%	(2.62)%	2.17%	(6.26)%
Total return — Global 2 Class Units	6.02%	(2.68)%	2.01%	(6.44)%
Total return — Global 3 Class Units	5.65%	(3.11)%	0.79%	(7.66)%

Grant Park’s total net asset value at September 30, 2014 was approximately $305.9 million, at December 31, 2013 was approximately $447.4 million and at September 30, 2013 was approximately $481.2 million. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector for the three and nine months ended September 30, 2014 and 2013.

	% Gain (Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Agriculturals	1.3%	0.4%	2.0%	0.1%
Currencies	4.4	(1.5)	1.3	(2.5)
Energy	(0.5)	(0.5)	(1.3)	(3.9)
Interest rates	2.1	(1.1)	6.7	(4.1)
Meats	(0.5)	0.1	1.2	0.3
Metals	0.6	(1.5)	(2.8)	1.0
Soft commodities	1.1	—	1.0	0.2
Stock indices	(0.6)	2.5	(2.7)	6.0
	7.9%	(1.6)%	5.4%	(2.9)%

Three months ended September 30, 2014 compared to three months ended September 30, 2013

For the three months ended September 30, 2014, Grant Park had a positive return of approximately 5.6% for the Class A units, a positive return of approximately 5.5% for the Class B units, a positive return of approximately 6.0% for the Legacy 1 Class units, a positive return of approximately 6.1% for the Legacy 2 Class units, a positive return of approximately 6.1% for the Global 1 Class units, a positive return of approximately 6.0% for the Global 2 Class units and a positive return of approximately 5.7% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 7.9%, which were increased by gains of approximately 0.1% from interest income. These trading gains were decreased by approximately 2.4% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the three months ended September 30, 2013, Grant Park had a negative return of approximately 3.3% for the Class A units, a negative return of approximately 3.5% for the Class B units, a negative return of approximately 2.8% for the Legacy 1 Class units, a negative return of approximately 2.8% for the Legacy 2 Class units, a negative return of approximately 2.6% for the Global 1 Class units, a negative return of approximately 2.7% for the Global 2 Class units and a negative return of approximately 3.1% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 1.6%, which were partially offset by gains of approximately 0.1% from interest income. These trading losses were increased by approximately 1.8% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

For the nine months ended September 30, 2014, Grant Park had a positive return of approximately 0.5% for the Class A units, a positive return of approximately 0.0% for the Class B units, a positive return of approximately 2.0% for the Legacy 1 Class units, a positive return of approximately 1.9% for the Legacy 2 Class units, a positive return of approximately 2.2% for the Global 1 Class units, a positive return of approximately 2.0% for the Global 2 Class units and a positive return of approximately 0.8% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 5.4%, which were increased by gains of approximately 0.3% from interest income. These trading gains were decreased by approximately 5.2% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the nine months ended September 30, 2013, Grant Park had a negative return of approximately 8.3% for the Class A units, a negative return of approximately 8.7% for the Class B units, a negative return of approximately 6.7% for the Legacy 1 Class units, a negative return of approximately 6.9% for the Legacy 2 Class units, a negative return of approximately 6.3% for the Global 1 Class units, a negative return of approximately 6.4% for the Global 2 Class units and a negative return of approximately 7.7% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 2.9%, which were partially offset by gains of approximately 0.2% from interest income. These trading losses were increased by approximately 5.4% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three and nine months ended September 30, 2014

Grant Park gained approximately 5.6% for the quarter due to strong performance in August and September.  Grant Park’s gains were mainly attributed to investments in the currency and commodity markets.  Long positions in the U.S. dollar profited throughout the quarter due to speculation about upcoming shifts to U.S. monetary policy.  Dovish behavior in Europe and Japan continued and benefitted the portfolio as Grant Park’s short positions in the euro, Swiss franc, and Japanese yen gained on downward moves.  Short positions in the grains markets also earned strong profits.

In July, performance was slightly negative due to range-bound price movement in the energy markets.  Long positions in crude oil experienced setbacks due to a selloff caused by elevated inventories in the U.S. and the re-opening of several key Libyan ports.  Grant Park’s CTAs reduced exposure as a result of adverse conditions and eventually established positions in line with the short-term downward trend.  Prices unexpectedly changed direction and moved higher when increased violence in Gaza and Ukraine created supply concerns and resulted in losses for the portfolio.  Investments in the U.S. grains markets performed well as ideal growing conditions in the Midwest drove crop yield forecasts sharply higher and pushed prices for corn, wheat, and soybean prices steadily lower.

Grant Park earned strong gains in the fixed-income markets in August.  Geopolitical concerns caused by the Ukrainian conflict, coupled with uncertainty surrounding the Eurozone economy, resulted in a flight-to-quality for global investors; this action drove safe-haven debt markets sharply higher and benefited Grant Park’s long positions.  Additionally, weaker-than-expected U.S. employment data also played a role in driving fixed-income prices higher.  Monthly profits in the currency sector occurred where short positions in the euro profited from renewed uncertainty surrounding the Spanish and Portuguese economies.  Positions in the metals markets were slightly negative.  Short gold positions lost value when increased demand for safe-haven assets drove gold prices higher.  The base metals markets had minor losses because of price declines caused by disappointing Chinese housing data.

The currency markets drove positive performance in September.  Long U.S. dollar positions earned strong gains as investors speculated the U.S. Federal Reserve would raise interest rates sooner than previously expected.  Short positions in the European currency markets gained value when the euro and Swiss franc fell sharply after the European Central Bank suggested further dovish monetary policy was forthcoming.  In Japan, the yen weakened after the Bank of Japan reaffirmed its commitment to quantitative easing; the portfolio profited on this news.  Grant Park’s short energy positions gained in value because of growing U.S. inventories and weak European demand.  Grant Park’s positions in the fixed-income and equity markets experienced losses.  Concerns surrounding an upcoming interest rate hike caused investors to liquidate fixed-income holdings and drove debt prices lower, which went against Grant Park’s long exposure.  The equity markets produced a similar result as weak European and Chinese data, coupled with turmoil in the Middle East and Hong Kong, led to equity market weakness and losses on Grant Park’s long positions.

Key trading developments for Grant Park during the first nine months of 2014 included the following:

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

July. Grant Park recorded losses during the month. Class A units were down 0.89%, Class B units were down 0.95%, Legacy 1 Class units were down 0.70%, Legacy 2 Class units were down 0.72%, Global 1 Class units were down 0.66%, Global 2 Class units were down 0.68% and Global 3 Class units were down 0.82%.  The euro fell sharply against counterparts because of weak German investor confidence and on concerns surrounding instability within the Portuguese banking system.  The Canadian dollar declined to a five-month low after the Bank of Canada reduced its growth forecast for the Canadian economy.  The U.S. dollar rallied sharply on bullish economic data throughout the month and in anticipation the Federal Reserve might raise interest rates sooner than previously expected.  Crude oil markets were lower as U.S. inventories were at larger-than-expected levels.  Internationally, several key Libyan ports were set to reopen, which will add to increased supplies.  Unseasonal cool temperatures across the U.S. reduced demand for natural gas products and prices fell throughout the month.  European equity markets finished lower based on pessimistic economic indicators from the Eurozone.  Weak German investor confidence, weak Italian and French manufacturing data and concern about the stability of the banking sector in Portugal were the primary factors.  North American markets also declined, driven lower by disappointing earnings reports.  Asian equity markets rallied sharply, fueled by weakness in the Japanese yen and bullish Chinese manufacturing data.  German Bund and U.S. Treasury Bond prices rose as increased demand for safe-haven assets was triggered by concerns about the Eurozone economy and by escalating violence in the Middle East.  Grains markets experienced a sector-wide selloff as favorable weather conditions in the Midwest bolstered forecasts for strong yields from the current growing season.  Coffee prices rallied nearly 13% in anticipation the recent droughts in Brazil have reduced the quality of this year’s crop. Base metals markets generally rose and were driven higher by bullish Chinese manufacturing and by upbeat U.S. housing data.  Precious metals markets fell in response to a stronger U.S. dollar and on the expectation the Federal Reserve would continue to curtail its quantitative easing program.

August. Grant Park recorded gains during the month. Class A units were up 4.22%, Class B units were up 4.20%, Legacy 1 Class units were up 4.33%, Legacy 2 Class units were up 4.34%, Global 1 Class units were up 4.27%, Global 2 Class units were up 4.28% and Global 3 Class units were up 4.19%.  The U.S. dollar strengthened sharply against counterparts, driven by strong earnings reports and better-than-expected economic indicators about the U.S. economy.  Conversely, the euro fell sharply amid speculation the European Central Bank (ECB) may lower interest rates in response to weak Eurozone data.  Concerns about the conflict in Ukraine also contributed to the euro’s decline.  The Japanese yen also fell, driven lower by a larger-than-expected expansion of the nation’s trade deficit.  Natural gas markets rose nearly 6% as a heat wave in the U.S. drove increased demand.  Crude oil markets fell under the combined pressure of elevated U.S. supplies and easing tensions in Ukraine.  Bullish economic indicators across the U.S. economy drove U.S. equity markets to all-time highs several times throughout the month.  European equity markets also moved higher in anticipation the ECB may attempt to help the European economy by providing increased economic stimulus.  Global fixed-income markets finished sharply higher due to increased demand for safe-haven assets and the decision by central banks across the globe to keep interest rates near historic lows.  The corn and wheat markets rallied as speculators anticipated the dry weather in the Midwest may result in lower crop yields.  Soybean markets dropped 11% due to stronger-than-expected supply data from the U.S. Department of Agriculture.  Sugar markets moved lower due to strong production output from Brazil and on weak global demand.  Precious metals markets rose as turmoil in Ukraine and economic concerns about the Eurozone increased demand for safe-haven assets.  In the base metals markets, copper prices moved lower on weak European industrial demand and on disappointing housing and manufacturing data from China.

September. Grant Park recorded gains during the month. Class A units were up 2.23%, Class B units were up 2.19%, Legacy 1 Class units were up 2.35%, Legacy 2 Class units were up 2.39%, Global 1 Class units were up 2.39%, Global 2 Class units were up 2.37% and Global 3 Class units were up 2.25%.  The U.S. dollar strengthened due to speculation the U.S. Federal Reserve will raise rates sooner than previously expected.  The euro fell after the European Central Bank suggested further quantitative easing measures would be used to aid the ailing Eurozone economy.  The Japanese yen fell to a six-year low versus the dollar on the belief the Bank of Japan will expand its monetary easing initiatives again in order to meet inflation targets.  Crude oil fell as increased supplies and weak demand from Europe combined to drive prices lower; easing tensions between Ukraine and Russia also played a role in the decline in crude oil.  Natural gas prices increased because of forecasts for upcoming cold weather in the U.S.  U.S. equity markets finished September lower due to uncertainty regarding the timing of upcoming monetary policy shifts by the U.S. Federal Reserve.  European equity markets also fell, driven lower due to weak economic data from the Eurozone, the expansion of Russian sanctions, and concerns surrounding the potential impact of an independent Scotland.  In Asia, the Japanese Nikkei 225 finished nearly 5% higher because of beliefs ongoing weakness in the yen would continue to support the nation’s export industries.  U.S. Treasury markets fell sharply as bullish economic data supported beliefs the U.S. Federal Reserve will raise interest rates early next year.  German Bund markets finished lower due to reduced demand for safe-haven assets fostered by a ceasefire between Ukraine and pro-Russian rebel forces. U.S. grains markets continued their sharp decline in anticipation of record-high crop yields for this year’s harvest.  Strength in the U.S. dollar strength, which makes U.S. goods less appealing abroad, also pressured grains prices.  Cocoa markets finished nearly 3% higher over concerns the spreading of the Ebola virus in Western Africa may impact supplies.  Precious metals markets declined sharply as U.S. dollar strength weighed on demand for assets used to hedge inflation.  Reduced tension between Ukraine and pro-Russian rebels decreased demand for safe-haven assets and furthered declines in the precious metals markets.  In the base metals markets, prices fell after the Chinese government reported weak housing data.

Three and nine months ended September 30, 2013

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of September 30, 2014 and December 31, 2013 and the trading gains/losses by market category for the nine months ended September 30, 2014 and the year ended December 31, 2013. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of September 30, 2014, Grant Park’s net asset value was approximately $305.9 million. As of December 31, 2013, Grant Park’s net asset value was approximately $447.4 million.

	September 30, 2014
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.4%	(2.7)%
Interest rates	0.4	6.7
Currencies	0.3	1.3
Metals	0.3	(2.8)
Agriculturals/softs/meats	0.3	4.2
Energy	0.2	(1.3)

Aggregate/Total	0.8%	5.4%

	December 31, 2013
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.7%	11.8%
Currencies	0.5	0.5
Metals	0.3	1.1
Interest rates	0.3	(5.4)
Agriculturals/softs/meats	0.2	1.3
Energy	0.2	(5.2)

Aggregate/Total	1.1%	4.1%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of September 30, 2014, by market sector.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, China, Taiwan, South Africa, India, Turkey, Singapore, South Korea, and Australia.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of September 30, 2014, Grant Park was predominantly short equities in Sweden and long equities in the U.S., Eurozone, Japan, Taiwan, Canada, Hong Kong, U.K., Thailand, China, India, Australia, Singapore, South Africa, and Mexico.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, Singapore, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of September 30, 2014, Grant Park was short interest rate instruments in Australia and long interest rate instruments in the Eurozone,

U.K., U.S., Singapore, Japan, Canada, and New Zealand.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of September 30, 2014, Grant Park was long the U.S. dollar against the British pound, Canadian dollar, euro, Japanese yen, New Zealand dollar, and Swiss franc, and short the U.S. dollar versus the Australian dollar and Mexican peso.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel, and zinc. As of September 30, 2014, in the precious metals sector Grant Park had short positions in gold, platinum, and silver.  In the base metals markets, Grant Park had short positions in copper, lead, nickel, and tin and long positions in zinc and aluminum.

Agriculturals/Softs/Meats

Grant Park’s primary commodities exposure is driven by agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of September 30, 2014, in the grains markets, Grant Park had short positions in wheat, corn, soybeans, soybean oil, canola, rapeseed, and rough rice and long positions in oats and soybean meal.  In the livestock markets Grant Park was long live cattle, lean hogs, and feeder cattle.  In the foods/industrials markets, Grant Park was short sugar, rubber, cotton, and crude palm oil and long cocoa, orange juice, coffee, and lumber.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America.  As of September 30, 2014, the energy market exposure of Grant Park was short heating oil, Brent crude oil, gas oil, crude oil, gasoline Blendstock, U.K. natural gas, Rotterdam coal, Phelix baseload quarterly, WTI crude and kerosene and long natural gas.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of September 30, 2014.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2013, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 None.

(b)                                 None.

Issuer Purchases of Equity Securities

(c)                                  The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended September 30, 2014.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)

07/01/2014 through 07/31/2014	174.89	$1,102.76	9,828.04	$920.16	15.26	$821.87	239.84	$808.37	34.23	$799.34	982.28	$786.92	12,328.91	$715.29	23,603.45	(2)
08/01/2014 through 08/31/2014	1,129.47	$1,149.30	4,452.99	$958.77	337.91	$857.46	370.00	$843.43	42.25	$833.49	2,383.61	$820.58	4,659.78	$745.25	13,376.01	(2)
09/01/2014 through 09/30/2014	153.48	$1,174.89	3,444.14	$979.74	51.31	$877.65	156.05	$863.56	134.58	$853.40	131.94	$840.02	3,621.36	$761.99	7,692.86	(2)
Total	1,457.84	$1,146.41	17,725.17	$941.44	404.48	$858.68	765.89	$836.55	211.06	$840.65	3,497.83	$811.86	20,610.05	$730.27	44,672.32	(2)

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

(a)                Exhibits

31.1  Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2  Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1  Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1  The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: November 14, 2014	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)