Form 10-K
period 2014-12-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2015-02-24
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during   the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by  reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting comp any” in Rule 12b -2 of the Exchange Act. (Check one): Large accelerated filer ☐                           Accelerated filer ☐                           Non accelerated filer ☒                           Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b -2 of the Securities Exchange Act of 1934). Yes  ☐  No  ☒

The Registrant has no voting stock. As of January 31, 2015, there were 12,432.68 Class A Units, 154,531.76 Class B Units, 2,827.74 Legacy 1 Class Units, 987.55 Legacy 2 Class Units, 14,853.00 Global Alternative Markets 1 Class Units, 6,499.76 Global Alternative Markets 2 Class Units, and 118,457.42 Global Alternative Markets 3 Class Units issued and outstanding.

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 9, LLC (“GP 9”)       GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)   GP 6, LLC (“GP 6”)   GP 11, LLC (“GP 11”)   GP 17, LLC (“GP 17”)

GP 4, LLC (“GP 4”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)   GP 18, LLC (“GP 18”)

There were no assets allocated to GP 3, GP 5, GP 6, and GP 15 as of December 31, 2014. There were no assets allocated to GP 5, GP 7, LLC, GP 10, LLC, GP 11 and GP 12, LLC as of December 31, 2013. GP 7, LLC, GP 10, LLC, and GP 12, LLC and GP 16, LLC were terminated in 2014.

Through their respective Trading Companies, Amplitude Capital International Limited (“Amplitude”), EMC Capital Advisors, LLC (“EMC”), Lynx Asset Management AB (“Lynx”), Quantica Capital AG (“Quantica”), Rabar Market Research, Inc. (“Rabar”), Revolution Capital Management, LLC (“RCM”), Transtrend B.V. (“Transtrend”) and Winton Capital Management Limited (“Winton”) serve as Grant Park’s commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of January 31, 2015, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors Amplitude, EMC, Lynx, Quantica, Rabar, RCM, Transtrend and Winton. No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

Grant Park utilizes Jefferies Bache, LLC, E D & F Man Capital Markets Inc., UBS Securities LLC and SG Americas Securities, LLC as its clearing brokers. The general partner may retain additional or substitute clearing brokers for Grant Park in its sole discretion.

Since its inception and through February 28, 2003, Grant Park offered its beneficial interests exclusively to qualified investors on a private placement basis. Effective June 30, 2003, Grant Park registered up to an aggregate of $200 million of Class A and Class B units with the SEC and began publicly offering both Class A and Class B units for sale. Effective April 1, 2009, Grant Park restructured and registered up to an aggregate of $1,150,000,000 of Legacy 1 Class, Legacy 2 Class, Global Alternative Markets 1 (“Global 1”) Class, Global Alternative Markets 2 (“Global 2”) Class and Global Alternative Markets 3 (“Global 3”) Class units. Effective April 30, 2012, Grant Park subsequently registered an additional $200 million of Global 3 Class units.  Class A and Class B units are outstanding but no longer offered by Grant Park. From July 1, 2003 through December 31, 2014, the Fund has raised approximately $1,438,558,000 of new capital and is continuing to publicly offer up to an additional $904,172,000 of units on a continuous basis at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

As of December 31, 2014, Grant Park had a net asset value of approximately $298.5 million and 9,652 limited partners. As of the close of business on December 31, 2014, the net asset value per unit of the Class A units was $1,247.57, the net asset value of the Class B units was $1,038.84, the net asset value of the Legacy 1 Class units was $935.15, the net asset value of the Legacy 2 Class units was $920.26, the net asset value of the Global 1 Class units was $913.24, the net asset value of the Global 2 Class units was $898.69 and the net asset value of the Global 3 Class units was $812.47.

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

Regulation

Under the Act, commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the “CFTC”). The NFA, a registered futures association under the Act, is the only non-exchange self -regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, futures commission merchants, introducing brokers and their respective associated persons and floor brokers. The Act requires commodity pool operators, and commodity trading advisors such as Dearborn Capital Management, L.L.C., and commodity brokers or futures commission merchants such as Grant Park’s commodity brokers, to be registered and to comply with various reporting and recordkeeping requirements. Each of Dearborn Capital Management, L.L.C., Grant Park’s commodity trading advisors and Grant Park’s commodity brokers is a member of the NFA. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Act or rules and regulations promulgated thereunder. In the event Dearborn Capital Management, L.L.C.’s registration as a commodity pool operator or commodity trading advisor were terminated or suspended, Dearborn Capital Management, L.L.C. would be unable to continue to manage the business of Grant Park. Should Dearborn Capital Management, L.L.C.’s registration be suspended, termination of Grant Park might result.

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

Fees and Expenses

The following is a summary description of current fees and expenses chargeable to Grant Park as of January 1, 2015:

Recipient	Nature of Payment	Amount of Payment
General Partner	Brokerage Charge	Class A: 7.00%*
Class B: 7.45%*
Legacy 1 Class: 4.50%*
Legacy 2 Class: 4.75%*
Global 1 Class: 3.95%*
Global 2 Class: 4.20%*
Global 3 Class: 5.95%*
* Annualized basis.

Counterparties	Dealer Spreads	Grant Park pays its counterparties bid-ask spreads on Grant Park’s non-exchange traded commodity interests.

Recipient	Nature of Payment	Amount of Payment
Trading Advisors	Incentive Fees

Grant Park pays each commodity trading advisor a quarterly or semi-annual incentive fee ranging from 20% to 23.5% of the new trading profits, if any, achieved on the trading advisor’s allocated net assets as of the end of each calendar period.

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

ITEM 1A.             RISK FACTORS

Grant Park’s performance, trading activities, operating results, financial condition and net asset value could be negatively impacted by a number of risks and uncertainties, including those outlined below, which we consider the most significant risks that may affect the value of your investment in Grant Park. You should also refer to the other information included in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes for the year ended December 31, 2014, as well as information incorporated by reference herein, for further information regarding Grant Park.

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

•      weather and climate conditions;

•      changes in supply and demand;

•      money supply policies, liquidity and access to capital;

•      changes in balances of payments and trade;

•      U.S. and international rates of inflation or deflation;

•      exchange rates, currency valuations, devaluations and revaluations;

•      U.S. and international political and economic events and uncertainty; and

•      changes in investor expectations and emotions of market participants.

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

You should not rely for predictive purposes on the past performance history of either Grant Park, the general partner or any of the trading advisors. Likewise, you should not assume that any trading advisor’s future trading decisions will create profit, avoid substantial losses or result in performance comparable to that trading advisor’s past performance. Trading advisors may alter their strategies from time to time, and their performance results in the future may materially differ from their prior trading experience. Moreover, the technical analysis employed by the trading advisors may not take into account the effect of economic or market forces or events that may cause losses to Grant Park. Furthermore, the general partner, in its discretion, may terminate any trading advisors, add new trading advisors or change the allocation of assets among trading advisors, any one of which could cause a substantial change in Grant Park’s future performance relative to past results.

Options are volatile and inherently leveraged, and sharp movements in prices could cause Grant Park to incur large losses.

Grant Park may use options on commodity interests to generate premium income or in seeking speculative gains. Options involve risks similar to other commodity interests, in that options are subject to sudden price movements and are highly leveraged, since payment of a relatively small purchase price, called a premium, gives the buyer the right to acquire an underlying commodity interest that may have a face value greater than the premium paid. The buyer of an option risks losing the entire purchase price of the option. The writer, or seller, of an option risks losing the difference between the purchase price received for the option and the price of the commodity interest underlying the option that the writer must purchase or deliver upon exercise of the option. There is no limit on the potential loss to a seller. Market movements of the commodity interests underlying options also cannot accurately be predicted.

OTC transactions may be subject to the risk of counterparty default, which could cause substantial losses.

Grant Park faces the risk of non-performance by counterparties to OTC derivatives contracts. Unlike transactions in futures contracts, a counterparty to an OTC derivatives contract is generally a single bank or other financial institution, rather than a centralized clearing house. As a result, there is potential counterparty credit risk in these transactions. Such credit risk may take the form of a payment default by a counterparty or the filing of bankruptcy, insolvency or similar action by a counterparty. Counterparty risk has intensified in the recent past. The risk of counterparty default is potentially substantial and could cause significant losses to Grant Park in the event that such a default were to occur.

Historically, the only OTC derivatives in which Grant Park has invested are in the forward, option and spot foreign currency markets. Grant Park’s investment in these transactions has ranged from approximately 0% to 20% of its assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Risk” and “Quantitative and Qualitative Disclosures About Market Risk.”

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

The prices of forex contracts can be highly volatile and the risk of loss in forex trading can be significant. Forex transactions are not traded on an exchange and the funds deposited with the counterparty in a forex transaction will not receive the same protections as funds used to margin or guarantee exchange-traded derivatives. If the counterparty becomes insolvent and Grant Park has a claim for amounts deposited or profits earned on transactions with the counterparty, Grant Park’s claim may not receive a priority. Without priority, Grant Park would be a general creditor and Grant Park’s claim would be paid, along with the claims of other general creditors, from any monies still available after priority claims are paid. Even customer funds that the counterparty keeps from its own operating funds may not be safe from the claims of other general and priority claims. Also, the high degree of leverage that is often obtainable in forex trading can work against Grant Park as well as for it. The use of leverage can lead to large losses as well as gains, including losses in excess of the amount invested. Because forex transactions do not occur on an exchange and such contracts may be illiquid, it may be difficult or costly to execute a transaction, and the prices of forex contracts may be more volatile as a result.

Certain of Grant Park’s investments are or could be illiquid, which may increase the risk of loss.

Grant Park may not always be able to liquidate its commodity interest positions at the desired price, particularly with respect to OTC derivatives. In particular, it may be difficult to execute a trade at a specific price when there are relatively few buy and sell orders in a market. A market disruption or a foreign government taking political actions that disrupt the cash market in its currency or in a major export item, can also make it difficult and costly to liquidate a position. Additionally, limits imposed by futures exchanges or other regulatory organizations, such as speculative position limits and daily price fluctuation limits, may contribute to a lack of liquidity with respect to some commodity interests. Moreover, in the OTC derivatives markets, liquidation may only occur upon contract maturation or when the contract is assigned to another party, which is likely to present additional costs.

Unexpected market illiquidity may cause substantial losses to investors at any time or from time to time. The large face value of the positions that trading advisors acquire for Grant Park increases the risk of illiquidity by both making Grant Park’s positions more difficult to liquidate at favorable prices and increasing losses incurred while trying to do so. See “Quantitative And Qualitative Disclosures About Market Risk.”

Cash flow needs may cause positions to be closed which may cause substantial losses.

Due to differences in margin treatment between futures and options, there may be periods of time in which positions involving both kinds of instruments must be closed down prematurely due to short term cash flow needs. If this occurs during an adverse move in a spread or straddle trade, for example, then a substantial loss could occur.

An investment in Grant Park may not diversify an overall portfolio.

Historically, managed futures have been generally non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically significant relationship between the performance of futures and other commodity interest transactions, on the one hand, and stocks or bonds, on the other hand. Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. Because of this non-correlation, Grant Park cannot necessarily be expected to be profitable during unfavorable periods for the stock market, or vice versa. Grant Park may incur major losses while stock and bond prices rise substantially in a prospering economy. If, however, during a particular period of time Grant Park’s performance moves in the same general direction as the general financial markets or Grant Park does not perform successfully, you will obtain little or no diversification benefits during that period from investing in Grant Park. In such a case, Grant Park may have no gains to offset your losses from other investments, and you may suffer losses on your investment in Grant Park at the same time as losses on your other investments are increasing. This was the case, for example, during the third quarter of 2008, when Grant Park experienced a loss of approximately 6.12% while the Standard & Poor’s 500 Index lost approximately 8.37%. You should not consider Grant Park to be a hedge against losses in your stock and bond portfolios.

Trading in international markets exposes Grant Park to credit and regulatory risk.

A substantial portion of Grant Park’s trades have in the past and are expected in the future to take place on markets or exchanges outside of the United States. There is no limit to the amount of assets that Grant Park may commit to trading on non-U.S. markets, and historically, as much as approximately 30% to 60% of Grant Park’s overall market exposure has involved positions taken on non-U.S. markets. The risk of loss in trading non-U.S. commodity interests contracts can be significant. Participation in non- U.S. commodity interests involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade. Some of these non-U.S. markets, in contrast to U.S. markets, are so-called principals’ markets in which performance is the responsibility only of the individual counterparty with whom Grant Park has entered into a commodity interest transaction, not of the exchange or clearing house. In these kinds of markets, Grant Park will be subject to the risk of bankruptcy, insolvency, government intervention, payment failure or other failures or refusals to perform by the counterparty.

Moreover, many of these non-U.S. markets are unregulated, which means that Grant Park may have no or only limited recourse in the event of counterparty failures or refusals. None of the CFTC, NFA or any domestic exchange regulates activities of any foreign boards of trade or exchanges outside of the United States, including execution, delivery and clearing of transactions, nor does any U.S. regulatory authority have the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws.

Additionally, trading on non-U.S. exchanges is subject to risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development in any of these variables could reduce the profit or increase the loss resulting from trades in the affected international markets.

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

The price of any non-U.S. commodity contracts and, therefore, the potential profit and loss on such contracts, may be affected by any variance in the foreign exchange rate between the time an order is placed and the time it is liquidated, offset or exercised. As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to Grant Park even if a contract traded is profitable as measured in the local currency.

Market disruptions and government intervention in response thereto could have a material impact on Grant Park’s ability to implement trading strategies.

World financial markets have from time to time experienced widespread and systemic disruptions, which have produced and may produce government reaction and intervention. Such intervention has in certain instances occurred on an “emergency” basis without giving market participants an opportunity to adapt their trading strategies or undertake risk management over their existing positions.

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

Several countries have limited or prohibited selected types of trading strategies, making such trading either increasingly difficult or impossible to implement. Any regulatory limitations on selected trading strategies could have a materially adverse impact on Grant Park’s ability to implement certain trading methods or allocate to trading advisors who employ such methods. It is impossible to predict what impact such disruptions and interventions, if they occur, might have on Grant Park’s performance.

Trading Risks

Grant Park is highly leveraged, which means that sharp changes in prices could lead to large losses.

Because the amount of margin funds necessary to be deposited with a clearing broker to enter into a futures or forward contract position is typically about 2% to 10% of the total value of the contract, the general partner can hold positions in Grant Park’s account with face values equal to several times Grant Park’s net assets. The ratio of margin to equity is typically 8% to 15%, but can range from approximately 5% to 33%. As a result of this leveraging, even a small movement in the price of a contract can cause major losses. Any purchase or sale of a futures or forward contract may result in losses that substantially exceed the amount invested in the contract. For example, if $2,200 in margin is required to hold one U.S. Treasury bond futures contract with a face value of $100,000, a $2,200 decrease in the value of that contract could, if the contract is then closed out, result in a complete loss of the margin deposit, not even taking into account fees and/or commissions. Severe short-term price declines could, therefore, force the liquidation of open positions with large losses.

Trend following and pattern recognition trading may not be profitable without significant and sustained price moves in some of the markets traded or in markets in which a potential price trend may start to develop but reverses before an actual trend is realized.

Grant Park is a multiple -manager fund which allocates its assets among several trading advisors, all employing proprietary, systematic trend-following and pattern recognition systems in various forms. Grant Park’s trading advisors attempt to exploit through the use of their proprietary systematic trading systems the tendency of markets to either trend or exhibit repeated patterns over time. Since trend-following is a reactive trading strategy rather than a predictive one, positions are entered into or exited from in reaction to price movement; there is no prediction of future price. Such trend-following strategies may not take into account a pending political or economic event since the trading strategy would continue to maintain positions indicated by its strategy even though such positions would incur major losses if the event proved to be adverse.

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

The profitability of any technical, trend-following trading strategy depends upon the occurrence in the future of significant, sustained price moves in some of the markets traded. A danger for  trend-following traders is whip-saw markets, that is, markets in which a potential price trend may start to develop but reverses before an actual trend is realized. A pattern of false starts may generate repeated entry and exit signals in technical systems, resulting in unprofitable transactions. In the past, there have been prolonged periods without sustained price moves. Presumably these periods will continue to occur. Periods without sustained price moves may produce substantial losses for trend-following trading strategies. Further, any factor that may lessen the prospect of these types of moves in the future, such as increased governmental control of, or participation in, the relevant markets, may reduce the prospect that any trend-following trading strategy will be profitable.

The risk management approaches of one or all of the trading advisors may not be effective.

The mechanisms employed by each trading advisor to monitor and manage risks associated with its trading activities on behalf of Grant Park may not succeed in mitigating all risks. For example, even if a trading advisor utilizes predetermined stop-loss levels for a position as part of its risk management approach, such stop-loss orders may not necessarily limit losses, since they become market orders once triggered. As a result, the order may not be executed at the stop-loss price, resulting in a loss in excess of the loss that would have been incurred if the order had been executed at the stop-loss price. Even if a trading advisor’s risk management approaches are fully effective, it cannot anticipate all risks that it may face. To the extent one or more of the trading advisors fails to identify and adequately monitor and manage all of the risks associated with its trading activities, Grant Park may suffer losses.

Increased competition from other systematic and technical trading systems could reduce the trading advisors’ profitability.

There has been a dramatic increase over the past quarter century in the amount of assets managed by systematic and technical trading systems like that of the trading advisors. Assets in managed futures, for example, have grown from approximately $300 million in 1980 to over $312 billion in September 2014 according to BarclayHedge, which serves institutional clients worldwide in the field of hedge fund and managed futures performance measurement and portfolio management. This means increased trading competition among a larger number of market participants for transactions at favorable prices, which could operate to the detriment of Grant Park by preventing Grant Park from affecting transactions at desired prices. It may become more difficult for Grant Park to implement its trading strategies if other commodity trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate commodity interest positions.

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

The use of multiple trading advisors may result in developments or positions that adversely affect Grant Park’s net asset value. For example, because trading advisors act independently, Grant Park could buy and sell the same futures contract, thereby incurring additional expenses but with no net change in its holdings and offsetting any potential for profit from these positions. Trading advisors also may compete from time to time for the same trades or other transactions, increasing the cost to Grant Park of making trades or transactions or causing some of them to be foregone altogether. Moreover, even though each trading advisor’s margin requirements ordinarily will be met from that trading advisor’s allocated net assets, one trading advisor may incur losses of such magnitude that Grant Park is unable to meet margin calls from the allocated net assets of that trading advisor. In this event, Grant Park’s clearing brokers may require liquidations and contributions from the allocated net assets of another trading advisor.

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

A trading advisor may also have a financial incentive to favor other accounts because the compensation received from those other accounts exceeds, or may in the future exceed, the compensation that it receives from Grant Park. Because records for other accounts are not accessible to investors in Grant Park, investors will not be able to determine if any trading advisor is favoring other accounts.

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

Non-U.S. investors may face exchange rate risks.

Non-U.S. investors should note that units are denominated in U.S. dollars and that changes in the rates of exchange between currencies may cause the value of their investment to decrease.

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

There is no, and there is not likely to be a, secondary market for the units. While the units have redemption rights, there are restrictions. For example, investors are prohibited from redeeming units for three months following subscription for such units. Global 3 Class units that are redeemed after the three-month lock-up period, but before the one-year anniversary of the subscription for the units, will be subject to an early redemption fee of up to 1.5% of the net asset value at which such units are redeemed.

Additionally, redemptions can occur only monthly and require written notice to the general partner at least 10 days in advance of the requested redemption date, or earlier as required by a selling agent. The net asset value per unit may change materially between the date on which you request a redemption and the month-end redemption date. Transfers of units are permitted only with the prior written consent of the general partner, provided that certain conditions specified in the limited partnership agreement are satisfied. Such restrictions may prevent you from redeeming or transferring your units when you desire to do so. In the event that Grant Park is subject to rapid and substantial losses, the inability to immediately redeem or transfer your units may increase your risk of loss.

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

Likewise, upon termination of the advisory contract entered into between Grant Park and any of the trading advisors, the general partner may be required to renegotiate the contracts or make other arrangements for obtaining commodity trading advisory services. The services of the particular trading advisor may not be available, or these services may not be available on terms as favorable as those contained in the expired or terminated advisory contract. There is significant competition for the services of qualified commodity trading advisors, and the general partner may not be able to retain replacement or additional trading advisors on acceptable terms. This could result in losses to Grant Park and/or the inability of Grant Park to achieve its investment objectives. Moreover, if an advisory contract is renegotiated or additional or substitute trading advisors are retained by the general partner on behalf of Grant Park, the fee structures of the new or additional arrangements may not be as favorable to Grant Park as are those previously in place.

The incentive fees could motivate the trading advisors to make riskier investments.

Each trading advisor employs a speculative strategy for Grant Park, and certain trading advisors receive incentive fees based on the trading profits earned by it for Grant Park. Accordingly, these trading advisors have a financial incentive to make investments that are riskier than might be made if Grant Park’s assets were managed by a trading advisor that did not receive performance-based compensation.

You will not participate in the management of Grant Park.

The general partner manages the affairs of Grant Park. You will only have limited voting rights regarding Grant Park’s affairs, which rights will not permit you to participate in the management or control of Grant Park or the conduct of its business. You must therefore rely upon the fiduciary responsibility and judgment of the general partner to manage Grant Park’s affairs in the best interests of the limited partners. Each prospective investor should consult his or her own legal, tax and financial advisors regarding an investment in Grant Park.

An unanticipated number of redemption requests during a short period of time could have an adverse effect on the net asset value of Grant Park.

If a substantial number of requests for redemption are received by Grant Park during a relatively short period of time, Grant Park may be unable to satisfy such requests from assets not committed to trading. As a consequence, Grant Park could be forced to liquidate such trading positions before the time that a trading advisors’ trading strategies would dictate liquidation. If this were to occur, it could affect adversely the net asset value per unit of each class, not only for limited partners redeeming units but also for non-redeeming limited partners.  Illiquidity in the markets could make it difficult to liquidate positions on favorable terms, which could result in additional losses.

Conflicts of interest exist and may potentially exist in the structure and operation of Grant Park.

Effective as of October 1, 2013, entities owned in part by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of Grant Park, Mr. Al Rayes, who is a principal of the general partner, and Mr. Patrick Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC Capital Advisors, LLC (“EMC”).  Also effective as of October 1, 2013, EMC Capital Management, Inc., one of Grant Park’s commodity trading advisors from January 1989 until September 2013, assigned its obligations, rights and interests to EMC, including the trading agreement under which it had previously traded on behalf of Grant Park and, accordingly, EMC became one of Grant Park’s commodity trading advisors.

As a result, Mr. Kavanagh, Mr. Al Rayes, and Mr. Meehan each indirectly own a minority interest in EMC, one of Grant Park’s commodity trading advisors.  The relationship between the principals of the general partner and the principals of EMC may create a conflict of interest in that Mr. Kavanagh, Mr. Al Rayes, and Mr. Meehan may indirectly receive compensation based on the trading services EMC provides to Grant Park, and the general partner may therefore have a disincentive to terminate or replace EMC, even if termination or replacement is or may be in the best interest of Grant Park.  The general partner intends to limit the amount of consulting fees paid in the future to EMC to no more than the aggregate dollar amount of consulting fees paid to EMC in 2014.  The consulting fees paid to EMC in 2014 were based on an allocation to EMC of 10% of Grant Park’s net assets, which is the approximate level of allocation of Grant Park’s assets to EMC Capital Management, Inc. over each of the past few years.

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

The general partner, the trading advisors and their respective principals, all of which are engaged in other investment activities, are not required to devote substantially all of their time to Grant Park’s business, which also presents a potential for numerous conflicts of interest with Grant Park. In the case of the trading advisors, for example, it is possible that other accounts managed by a trading advisor or its affiliates may compete with Grant Park for the same or similar trading positions, which may cause Grant Park to obtain prices that are less favorable than those obtained for the other accounts. The trading advisors may also take positions in their proprietary accounts that are opposite to or ahead of Grant Park’s account. Possible trading ahead presents a potential conflict of interest because the trade executed first may receive a more favorable price than the later trade.

As a result of these and other relationships, parties involved with Grant Park may have a financial incentive to act in a manner other than in the best interests of Grant Park and its limited partners. The general partner has not established, and has no plans to establish, any formal procedures to resolve these and other actual or potential conflicts of interest. Consequently, there is no independent control over how the general partner will resolve these conflicts on which investors can rely in ensuring that Grant Park is treated equitably, except that the general partner will resolve each conflict in light of its fiduciary responsibility for the safekeeping and use of all funds and assets of Grant Park.

Certain of Grant Park’s investments may have no readily available market value, and there is a risk that the value attributed to such investments will not be realized upon disposition.

The general partner will determine the fair market value of Grant Park’s investments if a readily available market value does not exist. The value determined by the general partner may not necessarily reflect the liquidation value of such investments. Accordingly, if Grant Park is required to liquidate any such investment in order to meet redemption requests or margin calls, no assurance can be given that the fair market value, as determined by the general partner, or any other value attributed to the investment, will be realized upon disposition. Thus, if you redeem your units at a time when Grant Park holds such investments, the redemption proceeds you receive will depend on the value of Grant Park’s investments as determined by the general partner. In valuing Grant Park’s assets, the general partner may rely on valuations and other reports received from third parties, including advisors to Grant Park. In no event will the general partner be liable for any determination made, or other action taken or omitted, in good faith. All determinations of values by the general partner will be final and conclusive as to all limited partners.

The failure or bankruptcy of one of Grant Park’s clearing brokers could result in a substantial loss of Grant Park’s assets.

Under CFTC regulations, a clearing broker is required to maintain customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as Grant Park, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. There can be no assurances that a well capitalized, major institution will not become bankrupt. Events in the last several years have demonstrated that even major financial institutions can and do fail. Grant Park also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which commodity interest contracts are traded.

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

Although Grant Park calculates net asset value daily and will, upon request, provide such information to limited partners, you will only be able to review Grant Park’s holdings on a monthly basis. While the trading advisors receive daily trade confirmations from the clearing brokers of each transaction entered into by Grant Park, Grant Park’s trading results are only reported to investors monthly in summary fashion. Accordingly, an investment in Grant Park does not provide investors the same transparency that a personal trading account offers.

Grant Park has multiple classes which present a possible contagion risk between them.

Although Grant Park has several classes that allocate assets differently among trading advisors, Grant Park is a single legal entity. Limited partners invested in one or more classes may be compelled to bear the liabilities resulting from another class which such limited partners do not themselves own if there are insufficient assets in that other class to satisfy such liabilities. Accordingly, there is a risk that liabilities of one class may not be limited to that particular class and may be required to be satisfied from one or more other classes. Moreover, in a bankruptcy or insolvency proceeding, Grant Park’s assets may be aggregated without regard to class. In addition, third parties who provide services to one or more classes, and/or other creditors of one or more classes, may have valid claims against the class to which they have provided services, or against the fund as a whole without regard to class.

Grant Park’s brokers, futures commission merchants, and trading advisors may cause or be subject to trading errors, which could adversely affect Grant Park’s performance.

While trading advisors are required to correct trading errors as soon as they are discovered, none of Grant Park, the general partner, the trading advisors or their service providers will be responsible for poor executions or trading errors committed by brokers, futures commission merchants or the trading advisors themselves. Such trading errors could adversely affect Grant Park’s performance.

Grant Park may terminate before you achieve your investment objective.

Grant Park may terminate, regardless of whether Grant Park has incurred losses, before its stated termination date of December 31, 2027. In particular, Grant Park will terminate if the general partner withdraws and the limited partners fail to elect a substitute general partner, if the general partner is subject to bankruptcy, or upon the occurrence of certain other events as described in the limited partnership agreement. However, no amount of losses will require the general partner to terminate Grant Park. Grant Park’s termination would cause the liquidation and potential loss of your investment and could adversely impact the overall maturity and timing of your investment portfolio.

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

In managing and directing the day-to-day activities and affairs of Grant Park, the general partner relies heavily on Mr. Kavanagh, Mr. Meehan and Maureen O’Rourke, the general partner’s chief financial officer. The loss of the services of any of these persons, or the inability of any of them to carry out their responsibilities, may have an adverse effect on the management of Grant Park.

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

The general partner may terminate, substitute or retain trading advisors on behalf of Grant Park in its sole discretion. Moreover, it is possible that any trading advisor will exercise its rights to terminate the advisory agreement with Grant Park under certain conditions or the advisory agreement with any trading advisor, once it expires, will not be renewed on the same terms as the current advisory agreement for that trading advisor. The addition of a new trading advisor and/or the removal of one or more of the current trading advisors may cause disruptions in Grant Park’s trading as assets are reallocated and new trading advisors transition to Grant Park, which may have an adverse effect on Grant Park’s performance.

The general partner’s allocation of the assets of each class of Grant Park among trading advisors may result in less than optimal performance by Grant Park.

The general partner may reallocate assets among the trading advisors upon termination of a trading advisor, retention of a new trading advisor or on the first day of any month. Consequently, Grant Park’s net assets may be apportioned among trading advisors in a different manner than the current apportionment. The general partner’s allocation of assets will directly affect the profitability of Grant Park’s trading, possibly in an adverse manner. For example, a trading advisor may experience a high rate of return but only be managing a small percentage of Grant Park’s net assets. In this case, the trading advisor’s performance could have a minimal effect on the net asset value of Grant Park. Furthermore, adding, terminating or replacing trading advisors cannot provide any assurance that Grant Park’s trading will be successful.

Third parties may infringe or otherwise violate a trading advisor’s intellectual property rights or assert that a trading advisor has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.

Third parties may obtain and use a trading advisor’s intellectual property or technology, including its trade secrets and trading program software, without permission. Any unauthorized use or misappropriation of a trading advisor’s proprietary trade secrets, software and other technology could adversely affect its competitive advantage. Proprietary software and other technology are becoming increasingly easy to duplicate, particularly as employees with proprietary knowledge leave the owner or licensed user of that software or other technology. Each trading advisor may have difficulty monitoring unauthorized uses of its proprietary software and other technology. The precautions it has taken may not prevent misappropriation or infringement of its proprietary software and other technology. Also, third parties may independently develop proprietary software and other technology similar to that of a trading advisor or claim that the trading advisor has violated their intellectual property rights, including copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, a trading advisor may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid. Any litigation of this type, even if the trading advisor is successful and regardless of the merits of the action, may result in significant costs, diversion of resources from Grant Park, or require the trading advisor to change its proprietary software and other technology or enter into royalty or licensing agreements.

The success of Grant Park depends on the ability of each of the trading advisors’ personnel to accurately implement their trading systems, and any failure to do so could subject Grant Park to losses.

Trading advisors’ computerized trading systems rely on the trading advisors’ personnel to accurately process the systems’ outputs and execute the transactions specified by the systems. In addition, each trading advisor relies on its staff to operate and maintain its computer and communications systems upon which the trading systems rely. Execution and operation of each trading advisor’s systems is therefore subject to human error. Any failure, inaccuracy or delay in implementing any of the trading advisors’ systems and executing Grant Park’s transactions could impair Grant Park’s ability to identify profit opportunities and benefit from them. It could also result in decisions to undertake transactions based on inaccurate or incomplete information, which could cause substantial losses.

The inability of Grant Park to access, or the failure of, electronic trading and order routing systems may adversely affect Grant Park’s trading.

Grant Park may trade on electronic trading and order routing systems, which differ from traditional open outcry pit trading and manual order routing methods. Transactions using an electronic system are subject to the rules and regulations of the exchanges offering the system or listing the contract. Characteristics of electronic trading and order routing systems vary widely among the different electronic systems with respect to order matching, opening and closing procedures and prices, error trade policies and trading limitations or requirements. There are also differences regarding qualifications for access and grounds for termination and limitations on the types of orders that may be entered into a system. Each of these matters may present different risk factors with respect to trading on or using a particular system. Each system may also present risks related to system access, varying response times and security. In the case of internet-based systems, there may be additional risks related to service providers and the receipt and monitoring of electronic mail.

Grant Park may experience substantial losses on transactions if a trading advisor’s computer or communications systems fail or if a trading advisor, or third parties on which a trading advisor depends, fail to upgrade computer and communications systems.

Each trading advisor’s trading activities, including risk management, depends on the integrity and performance of the computer and communications systems supporting it. Extraordinary transaction volume, hardware or software failure, cyber attack, power or telecommunications failure, natural disaster or other catastrophe could cause any trading advisor’s computer systems to operate at an unacceptably slow speed or even fail. A significant degradation or failure of the systems that a trading advisor uses to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities may result in substantial losses, liability to other parties, lost profit opportunities, harm to the trading advisors’, the general partner’s and Grant Park’s reputations, increased operational expenses or diversion of technical resources.

The development of complex communications and new technologies may render existing computer and communication systems supporting the trading advisors’ trading activities obsolete. In addition, these systems must be compatible with those of third parties, such as the systems utilized by exchanges, clearing brokers and executing brokers used by the trading advisors. If these third parties upgrade their systems the trading advisors will need to make corresponding upgrades to continue effectively their trading activities. Grant Park’s future success will in part depend on each trading advisor’s and third party’s ability to respond to changing technologies on a timely and cost-effective basis.

Each trading advisor depends on the reliable performance of the computer or communications systems of third parties, such as brokers and futures exchanges, and may experience substantial losses on transactions if they fail.

Each trading advisor depends on the proper and timely function of complex computer and communications systems maintained and operated by the futures exchanges, brokers and other data providers that the trading advisor uses to conduct its trading activities. Failure or inadequate performance of any of these systems could adversely affect a trading advisor’s ability to complete transactions, including its ability to enter new orders, execute existing orders, modify or cancel orders that were previously entered or close out positions, and could result in lost profit opportunities and significant losses on commodity interest transactions. Any of these conditions could have a material adverse effect on revenues and materially reduce Grant Park’s capital. For example, unavailability of price quotations from third parties may make it difficult or impossible for a trading advisor to use the proprietary software that it relies upon to conduct its trading activities. Unavailability of records from brokerage firms can make it difficult or impossible for a trading advisor to accurately determine which transactions have been executed or the details, including price and time, of any transaction executed. This unavailability of information also may make it difficult or impossible for the trading advisor to reconcile its records of transactions with those of another party or to settle executed transactions.

Forwards, Swaps and Other Derivatives are Subject to Varying Regulation.

The Dodd-Frank Act includes provisions that comprehensively regulate the OTC derivatives markets for the first time. The Dodd-Frank Act requires that a substantial portion of OTC derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the applicable clearinghouse, as well as possible CFTC-mandated margin requirements. Regulators also have broad discretion to impose margin requirements on non-cleared OTC derivatives. OTC derivative dealers also are required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as was widely permitted before the Dodd-Frank Act. This has and will continue to increase dealers’ costs, which costs are generally passed through to other market participants in the form of new and higher fees, including clearing account maintenance fees, and less favorable dealer marks. The CFTC also requires that a substantial portion of derivative transactions that were previously executed on a bi-lateral basis in the OTC markets to be executed through a regulated securities, futures, or swap exchange or execution facility. Certain CFTC-regulated derivatives began to be subject to these rules in 2014. Such requirements may make it more difficult and costly for Grant Park to enter into highly tailored or customized transactions. They may also render certain strategies in which Grant Park might otherwise engage impossible or so costly that they will no longer be economical to implement. OTC derivative dealers are now required to register with the CFTC and are subject to new minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens. These requirements further increase the overall costs for OTC derivative dealers, which are likely to be passed along, at least partially, to market participants in the form of higher fees or less advantageous dealer marks. The overall impact of the Dodd-Frank Act on Grant Park is still uncertain, and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime, along with additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators. Although the Dodd-Frank Act will require many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, certain of the derivatives that may be traded by Grant Park may remain principal-to-principal or OTC contracts between Grant Park and third parties entered into privately. The risk of counterparty nonperformance can be significant in the case of these OTC instruments, and “bid-ask” spreads may be unusually wide in these heretofore substantially unregulated markets. While the Dodd-Frank Act is intended in part to reduce these risks, its ability to achieve this objective may not be evident for some time after the Dodd-Frank Act is fully implemented, a process that may take several years. To the extent not mitigated by implementation of the Dodd-Frank Act, if at all, the risks posed by such instruments and techniques, which can be extremely complex and may involve leveraging of Grant Park’s assets, include: (1) credit risk (the exposure to the possibility of loss resulting from a counterparty’s failure to meet its financial obligations); (2) market risk (adverse movements in the price of a financial asset or commodity); (3) legal risk (the characterization of a transaction or a party’s legal capacity to enter into it could render the financial contract unenforceable, and the insolvency or bankruptcy of a counterparty could preempt otherwise enforceable contract rights); (4) operational risk (inadequate controls, deficient procedures, human error, system failure or fraud); (5) documentation risk (exposure to losses resulting from inadequate documentation); (6) liquidity risk (exposure to losses created by inability to prematurely terminate the derivative); (7) systemic risk (the risk that financial difficulties in one institution or a major market disruption will cause uncontrollable financial harm to the financial system); (8) concentration risk (exposure to losses from the concentration of closely related risks such as exposure to a particular industry or exposure linked to a particular entity); and (9) settlement risk (the risk faced when one party to a transaction has performed its obligations under a contract but has not yet received value from its counterparty).

Grant Park is subject to risk associated with position limits that could adversely affect Grant Park’s operations and profitability.

In October 2011, the CFTC adopted final regulations under the Dodd-Frank Act that imposed position limits on 28 physical commodity futures and options contracts and on physical commodity swaps that are economically equivalent to such contracts. In September 2012, a district court issued an order that generally vacated such final rules and remanded the matter to the CFTC.  The CFTC has since proposed revised position limits for futures and swaps in the 28 core physical commodity contracts and their “economically equivalent” futures, options and swaps.  If adopted, the proposal would essentially reinstate, with certain changes, the position limit rules that were vacated by the district court in 2012.  The contracts subject to proposal include certain agricultural, metals and energy commodities. Although Grant Park does not currently anticipate these limits will affect Grant Park’s ability to trade, it is possible that the imposition of such proposed limits may in the future have such an effect if the amount of assets Grant Park trades in these instruments increases. If positions in Grant Park were to approach the level of a particular speculative position limit, such limit could cause a modification of certain trading advisors’ investment decisions for Grant Park or force liquidation of certain futures positions.

The failure to comply with the USA Patriot Act may subject Grant Park to substantial negative consequences.

Grant Park is subject to the USA Patriot Act of 2001, as amended (the “Patriot Act”). The Patriot Act contains, among other things, provisions intended to safeguard against the laundering of money in the United States by individuals involved in illicit or illegal activities. The Patriot Act focuses on individuals wishing to invest their money in U.S. ventures, and provides that domestic investment entities (such as Grant Park) that accept money from such individuals must conduct a substantial investigation to determine whether prospective investors are, or may be, engaged in illicit or illegal activities. If the general partner inadvertently admits a prohibited person or entity as an investor in Grant Park, substantial negative consequences to Grant Park could result, including but not limited to the freezing and/or forfeiture of all of Grant Park’s assets as well as reputational harm. Grant Park undertakes reasonable efforts to safeguard itself from being used by individuals to disguise their illegal or illicit activities. Despite these efforts, however, there is no guarantee that dishonest individuals or those engaged in illicit or illegal activities will be screened successfully from participating as investors in Grant Park.

Tax Risks

Partnership treatment is not assured.

Grant Park has received an opinion of counsel to the effect that, under current U.S. federal income tax law, Grant Park will be treated as a partnership for U.S. federal income tax purposes, provided that (a) at least 90% of Grant Park’s annual gross income has previously consisted of and currently consists of “qualifying income” as defined in the Internal Revenue Code of 1986, as amended, and (b) Grant Park is organized and operated in accordance with its governing agreements and applicable law. The general partner believes it is likely, but not certain, that Grant Park will continue to meet the foregoing test. However, an opinion of counsel is subject to changes in applicable tax laws and is not binding on the Internal Revenue Service, any other taxing authority or any court.

If Grant Park were to be treated as an association or publicly traded partnership taxable as a corporation instead of as a partnership for U.S. federal income tax purposes, (1) its net taxable income would be taxed at corporate income tax rates, thereby substantially reducing its profitability, (2) you would not be allowed to deduct your share of losses, and (3) distributions to you, other than liquidating distributions, would constitute dividends to the extent of Grant Park’s current or accumulated earnings and profits and would be taxable as such.

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

No assurances can be given that Grant Park’s tax returns will not be audited by a taxing authority or that an audit will not result in adjustments to Grant Park’s tax returns. Any adjustments resulting from an audit may require each limited partner to file an amended tax return and to pay additional taxes plus interest, which generally is not deductible, and might result in an audit of the limited partner’s own tax return. An audit of a limited partner’s tax return could result in adjustments of non-Grant Park, as well as Grant Park, income and deductions.

Accounting for uncertain tax positions could have a material adverse effect on Grant Park’s net asset value.

Financial Accounting Standards Board Accounting Standards Codification Topic No. 740, “Income Taxes”, or ASC 740, in part formerly known as “FIN 48”, provides guidance on the recognition of uncertain tax positions. ASC 740 prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in an entity’s financial statements. It also provides guidance on recognition, measurement, classification, interest and penalties with respect to tax positions. A prospective investor should be aware that, among other things, ASC 740 could have a material adverse effect on periodic calculations of the net asset value of Grant Park, including reducing the net asset value of Grant Park to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by Grant Park. This could cause benefits or detriments to certain investors, depending upon the timing of their subscriptions and withdrawals from Grant Park.

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

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for any of Grant Park’s units. All units may be transferred or redeemed subject to the conditions imposed by Grant Park’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”). As of January 31, 2015 there were 101 Class A unit holders, 5,774 Class B unit holders, 67 Legacy 1 Class unit holders, 23 Legacy 2 Class unit holders, 442 Global 1 Class unit holders, 180 Global 2 Class unit holders, 2,985 Global 3 Class unit holders, and 12,432.68 Class A units, 154,531.76 Class B units, 2,827.74 Legacy 1 Class units, 987.55 Legacy 2 Class units, 14,853.00 Global 1 Class units, 6,499.76 Global 2 Class units and 118,457.42 Global 3 Class units outstanding.

Dearborn Capital Management, L.L.C., as Grant Park’s general partner, has sole discretion in determining what distributions, if any, Grant Park will make to its unit holders. Grant Park has not made any such distributions as of the date hereof. The general partner does not intend to make any distributions of Grant Park’s assets.

Class A and Class B units are no longer being offered. Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. Sales of the Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class, units during the fourth quarter 2014 were as follows:

Units	October	November	December

Legacy 1 Class Units
Units sold	0.00	0.00	0.00
Net asset value	$877.65	$884.20	$928.38
Legacy 2 Class Units
Units sold	0.00	0.00	0.00
Net asset value	$863.56	$870.04	$913.76
Global 1 Class Units
Units sold	1,275.66	523.06	3,014.45
Net asset value	$853.40	$860.26	$905.93
Global 2 Class Units
Units sold	0.00	0.00	0.00
Net asset value	$840.02	$846.62	$891.66
Global 3 Class Units
Units sold	16.40	430.28	22.30
Net asset value	$761.99	$766.95	$807.16

The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Issuer Purchases of Equity Securities

The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended December 31, 2014.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)

10/1/2014 through 10/31/2014	27.53	$1,181.59	2,178.19	$984.88	0.00	$884.20	106.28	$870.04	202.72	$860.26	178.24	$846.62	3,723.83	$766.95	6,416.79	(2)

11/1/2014 through 11/30/2014	0.00	$1,239.77	2,046.77	$1,032.86	165.59	$928.38	0.00	$913.76	373.47	$905.93	107.96	$891.66	16,348.54	$807.16	19,042.33	(2)

12/1/2014 through 12/31/2014	244.64	$1,247.57	1,995.77	$1,038.84	0.00	$935.15	88.12	$920.26	324.40	$913.24	126.37	$898.69	8,434.46	$812.47	11,213.76	(2)

Total	272.17	$1,240.90	6,220.73	$1,017.98	165.59	$928.38	194.40	$892.80	900.59	$898.28	412.57	$874.35	28,506.83	$803.48	36,672.88	(2)

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

(2)                   Not determinable.

ITEM 6.                                                SELECTED FINANCIAL DATA

The following selected consolidated financial data of Grant Park as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 is derived from the consolidated financial statements that have been audited by McGladrey LLP, Grant Park’s independent registered public accountant. This financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and with Grant Park’s consolidated financial statements and the notes thereto, included elsewhere in this Annual Report on Form 10-K. Results from past periods are not necessarily indicative of results that may be expected for any future period.

	As of and For the Year Ended December 31,
	2014	2013	2012	2011	2010
Total assets	$312,623,935	$469,547,488	$660,873,332	$838,789,473	$926,818,164
Total partners’ capital	298,529,188	447,372,009	636,740,050	798,842,191	891,912,770
Total trading gains (losses)	40,669,581	10,123,922	11,181,019	(65,416,133)	95,986,575
Dividend and interest income	1,103,332	1,325,299	1,831,201	3,139,171	4,324,858
Total expenses	28,319,063	35,812,050	54,954,423	63,220,582	69,789,098
Net income (loss)	13,453,850	(24,362,829)	(41,942,203)	(125,497,544)	30,522,335
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	77.91	(46.71)	(79.47)	(192.82)	63.46
General Partner & Limited Partner Class B Units	59.42	(45.55)	(74.07)	(171.82)	46.51
General Partner & Limited Partner Legacy 1 Class Units	74.39	(15.34)	(36.13)	(112.69)	58.80
General Partner & Limited Partner Legacy 2 Class Units	72.50	(16.84)	(38.46)	(116.73)	55.25
General Partner & Limited Partner Global 1 Class Units	78.00	(10.28)	(28.82)	(110.04)	27.56
General Partner & Limited Partner Global 2 Class Units	75.24	(12.04)	(30.73)	(111.79)	24.41
General Partner & Limited Partner Global 3 Class Units	56.44	(23.87)	(42.70)	(123.42)	6.38

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents Grant Park’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2014 and 2013, which is unaudited. However, in the opinion of Grant Park, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been made. Interim results are subject to significant seasonal variations and are not indicative of the results of operations to be expected for a full fiscal year.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2014	2014	2014	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total trading gains (losses)	$(22,539,520)	$11,708,979	$23,112,209	$28,387,913
Net income (loss)	(28,147,782)	5,920,590	16,699,387	18,981,655
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	(74.71)	17.76	62.18	72.68
General Partner & Limited Partner Class B Units	(64.05)	13.59	50.78	59.10
General Partner & Limited Partner Legacy 1 Class Units	(50.30)	17.23	49.96	57.50
General Partner & Limited Partner Legacy 2 Class Units	(50.04)	16.54	49.30	56.70
General Partner & Limited Partner Global 1 Class Units	(48.60)	17.98	48.78	59.84
General Partner & Limited Partner Global 2 Class Units	(48.40)	17.24	47.73	58.67
General Partner & Limited Partner Global 3 Class Units	(47.56)	12.76	40.76	50.48
Net asset value per unit:
General Partner & Limited Partner Class A Units	1,094.95	1,112.71	1,174.89	1,247.57
General Partner & Limited Partner Class B Units	915.37	928.96	979.74	1,038.84
General Partner & Limited Partner Legacy 1 Class Units	810.46	827.69	877.65	935.15
General Partner & Limited Partner Legacy 2 Class Units	797.72	814.26	863.56	920.26
General Partner & Limited Partner Global 1 Class Units	786.64	804.62	853.40	913.24
General Partner & Limited Partner Global 2 Class Units	775.05	792.29	840.02	898.69
General Partner & Limited Partner Global 3 Class Units	708.47	721.23	761.99	812.47

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2013	2013	2013	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total trading gains (losses)	$8,602,456	$(19,720,044)	$(9,537,661)	$30,779,171
Net income (loss)	(1,156,755)	(28,517,171)	(17,261,245)	22,572,342
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Unit	(2.78)	(59.60)	(38.24)	53.91
General Partner & Limited Partner Class B Unit	(3.90)	(51.75)	(33.65)	43.75
General Partner & Limited Partner Legacy 1 Class Unit	2.86	(38.33)	(23.15)	43.28
General Partner & Limited Partner Legacy 2 Class Unit	2.37	(38.32)	(23.32)	42.43
General Partner & Limited Partner Global 1 Class Unit	4.07	(35.74)	(21.30)	42.69
General Partner & Limited Partner Global 2 Class Unit	3.50	(35.78)	(21.52)	41.76
General Partner & Limited Partner Global 3 Class Unit	(0.08)	(36.55)	(23.08)	35.84
Net asset value per unit:
General Partner & Limited Partner Class A Unit	1,213.59	1,153.99	1,115.75	1,169.66
General Partner & Limited Partner Class B Unit	1,021.07	969.32	935.67	979.42
General Partner & Limited Partner Legacy 1 Class Unit	878.96	840.63	817.48	860.76
General Partner & Limited Partner Legacy 2 Class Unit	866.97	828.65	805.33	847.76
General Partner & Limited Partner Global 1 Class Unit	849.59	813.85	792.55	835.24
General Partner & Limited Partner Global 2 Class Unit	838.99	803.21	781.69	823.45
General Partner & Limited Partner Global 3 Class Unit	779.82	743.27	720.19	756.03

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 9, LLC (“GP 9”)       GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)   GP 6, LLC (“GP 6”)   GP 11, LLC (“GP 11”)   GP 17, LLC (“GP 17”)

GP 4, LLC (“GP 4”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)   GP 18, LLC (“GP 18”)

There were no assets allocated to GP 3, GP 5, GP 6 and GP 15 as of December 31, 2014. There were no assets allocated to GP 5, GP 7, LLC, GP 10, LLC, GP 11 and GP 12, LLC as of December 31, 2013.  GP 7, LLC, GP 10, LLC, GP 12, LLC and GP 16, LLC were terminated in 2014.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors retained by the general partner. Amplitude Capital International Limited, EMC Capital Advisors LLC, Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Revolution Capital Management, LLC, Transtrend B.V. and Winton Capital Management Limited serve as Grant Park’s commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of December 31, 2014, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors Amplitude, EMC, Lynx, Quantica, Rabar, RCM, Transtrend and Winton. No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of December 31, 2014:

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the years ended December 31, 2014, 2013 and 2012, are set forth in the table below:

	2014	2013	2012
Total return — Class A Units	6.7%	(3.8)%	(6.1)%
Total return — Class B Units	6.1%	(4.4)%	(6.7)%
Total return — Legacy 1 Class Units	8.6%	(1.8)%	(4.0)%
Total return — Legacy 2 Class Units	8.6%	(2.0)%	(4.3)%
Total return — Global 1 Class Units	9.3%	(1.2)%	(3.3)%
Total return — Global 2 Class Units	9.1%	(1.4)%	(3.6)%
Total return — Global 3 Class Units	7.5%	(3.1)%	(5.2)%

Grant Park’s total net asset value at December 31, 2014, 2013 and 2012 was $298.5 million, $447.4 million and $636.7 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector for each of the years ended December 31, 2014, 2013 and 2012.

	% Gain (Loss)
	Years Ended December 31,
Sector	2014	2013	2012

Agriculturals	1.4%	1.0%	(0.6)%
Currencies	4.3	0.5	(0.8)
Energy	3.6	(5.2)	(0.6)
Interest rates	11.0	(5.4)	2.3
Meats	1.2	0.2	(0.2)
Metals	(2.6)	1.1	(2.0)
Soft commodities	1.1	0.1	0.1
Stock indices	(4.6)	11.8	5.3
Total	15.4%	4.1%	3.5%

Year ended December 31, 2014

Grant Park’s overall performance was positive for 2014.  The year began with difficult market conditions during the first quarter, but the markets where Grant Park invests provided a variety of strong trends and declining cross-market correlations over the balance of the year and Grant Park’s individual classes finished the year with returns that ranged from +6% to +9%.

The first quarter represented a very difficult investment environment for Grant Park, as a series of adverse factors caused dramatic market reactions.  The investment environment was primarily driven by a liquidity crisis in the emerging foreign exchange markets, uncertainty about the U.S. Federal Reserve’s plan for its bond-buying program, weak economic forecasts for the U.S., China, and Europe, and the escalation of the crisis in Crimea.  In reaction, investors reduced their risk exposure across asset classes, which created increased intermarket correlations and further complicated a difficult trading environment.  Globally, equity markets sharply reversed direction and prices rapidly fell during the beginning of January, which moved against Grant Park’s long equity positions.  In the currency markets, the flight-to-quality caused the Japanese yen to rise, which was also contrary to Grant Park’s short positions.  The increased demand for safe-haven assets benefitted the portfolio’s long exposure to fixed-income and Grant Park added to profitable positions throughout the quarter.  Additionally, excessively cold temperatures drove increased demand across the energies markets and Grant Park profited from rising energy prices.

The second quarter’s positive performance was predominantly driven by Grant Park’s long exposure to U.S. and European fixed-income investments.  The fixed income portfolio gained over 3% in value as the demand for safe-haven assets continued to rise amidst continued concern over the Eurozone economy and on the escalation of violence between Ukraine and pro-Russian rebels in Crimea.  The portfolio also benefitted when price movements in the equity markets reversed direction.  Bullish economic data and the expectation of a continued, expansive monetary policy in the Eurozone drove global equity prices sharply higher.  Minor losses in the currency markets occurred as the expectation of increased economic stimulus from the European Central Bank drove the value of the euro lower, which was against Grant Park’s initial long positions; those investments were incrementally reduced as prices continued to fall.  Positions in the grains/foods markets were essentially unchanged.

The positive performance in the financial markets continued throughout the third quarter.  Long positions in the fixed-income markets benefited from increased demand for safe-haven assets as uncertainty across the Eurozone continued.  Grant Park’s short positions in the euro gained value as the currency fell in anticipation the European Central Bank would need to expand it stimulus efforts to stabilize the Eurozone economy.  Positions in the commodity markets also rose in value during the quarter.  Short positions in the grains/foods markets returned almost 2% because prices fell in anticipation of record crop yields in the U.S. grains markets.  In the metals markets, short exposure to gold benefitted from price declines.

The existing market trends continued through the fourth quarter and were significantly influenced by the divergence of policy initiatives by central bankers across the globe provided a significant financial catalyst and marked the first time since the onset of the global financial crisis in 2008 that regional policy makers acted primarily on their parochial interests and not in concert with an internationally orchestrated plan under which each participant agreed to a common objective.  In the U.S., markets reacted to the end of the Federal Reserve’s quantitative easing initiatives and to the prospect of slowly-rising interest rates.  In Europe, the European Central Bank committed to a program of expanded quantitative easing.  In Japan, the government redoubled its efforts to decrease the value of the yen.  Globally, OPEC’s decision to maintain production levels despite a nearly 50% decrease in the price of oil was unprecedented.

Long exposure to the U.S. dollar and to global fixed-income markets continued to perform well due to the ongoing flight-to-quality as investors focused on acquiring U.S. assets, which drove the dollar sharply higher in relation to its global counterparts.  Positions in the energy markets were profitable as short exposure to the crude oil markets benefited from sharply falling energy prices.  Investments across the global equity markets slightly offset portfolio gains because of shifting opinions regarding upcoming monetary policy shifts and the overall health of the global economy.  Minor losses were also attributed to positions in the grains markets, where prices reversed against recent downtrends due to planting delays and increased international demand for U.S. crop exports.

For the year ended December 31, 2014, Grant Park had a positive return of 6.7% for the Class A units, a positive return of 6.1% for the Class B units, a positive return of 8.6% for the Legacy 1 Class units, a positive return of 8.6% for the Legacy 2 Class units, a positive return of 9.3% for the Global 1 Class units, a positive return of 9.1% for the Global 2 Class units, and a positive return of 7.5% for the Global 3 Class units. On a combined unit basis prior to expenses, approximately 15.4% resulted from trading gains which were further increased by gains of approximately 0.4% of interest income. These trading gains were offset by approximately 9.0% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park. An analysis of the 15.4% trading gains by sector is as follows:

Sector	% Gain (Loss)

Agriculturals	1.4%
Currencies	4.3
Energy	3.6
Interest rates	11.0
Meats	1.2
Metals	(2.6)
Soft commodities	1.1
Stock indices	(4.6)
Total	15.4%

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of December 31, 2014 and December 31, 2013 and the trading gains/losses by market category for the year ended December 31, 2014 and the year ended December 31, 2013. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of December 31, 2014, Grant Park’s net asset value was approximately $298.5 million. As of December 31, 2013, Grant Park’s net asset value was approximately $447.4 million.

	December 31, 2014
Market Sector	Value at Risk*	Trading Gain/(Loss)

Interest rates	0.5%	11.0%
Stock indices	0.4	(4.6)
Currencies	0.3	4.3
Energy	0.2	3.6
Metals	0.1	(2.6)
Agriculturals/softs/meats	0.1	3.7

Aggregate/Total	0.6%	15.4%

	December 31, 2013
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.7%	11.8%
Currencies	0.5	0.5
Metals	0.3	1.1
Interest rates	0.3	(5.4)
Agriculturals/softs/meats	0.2	1.3
Energy	0.2	(5.2)

Aggregate/Total	1.1%	4.1%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of December 31, 2014, by market sector.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, Singapore, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of December 31, 2014, Grant Park was long interest rate instruments in the Eurozone, U.K., U.S., Australia, Japan, Singapore and New Zealand and short interest rate instruments in Canada.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, China, Taiwan, South Africa, India, Turkey, Singapore, South Korea, and Australia.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of December 31, 2014, Grant Park was predominantly long equities in the U.S., Eurozone, Taiwan, Japan, Turkey, Canada, Hong Kong, China, U.K. Singapore, and India, and short equities in Australia, Sweden, South Africa, and Mexico.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of December 31, 2014, Grant Park was long the U.S. dollar against the British pound, Canadian dollar, euro, Japanese yen, Mexican peso, and Swiss franc and short the U.S. dollar versus the Australian dollar and New Zealand dollar.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America. As of December 31, 2014, the energy market exposure of Grant Park was long carbon emission futures, and short Brent crude oil, crude oil, gas oil, heating oil, gasoline Blendstock, Rotterdam coal, Phelix baseload quarterly and Oman crude oil. Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in these markets.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel, and zinc. As of December 31, 2014, in the precious metals sector Grant Park had long positions in platinum and palladium and short positions in gold and silver.  In the base metals markets Grant Park had long positions in zinc and short positions in copper, lead, tin, and nickel.

Agriculturals/Softs/Meats

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of December 31, 2014, in the grains markets, Grant Park had long positions in canola, wheat, corn, soybean meal, soybeans, red wheat, white maize, rapeseed, and milling wheat and short positions in soybean oil, rough rice, and oats.  In the livestock markets Grant Park was long feeder cattle and live cattle and short lean hogs.  In the foods/industrials markets, Grant Park was long cocoa and rubber and short milk, sugar, cotton, coffee, lumber, orange juice and crude palm oil.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of December 31, 2014.

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

Under the supervision and with the participation of the general partner’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Grant Park’s internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, the general partner concluded that Grant Park’s internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

ITEM 9B.                                       OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Grant Park has no directors or executive officers and also does not have any employees. Grant Park is managed solely by Dearborn Capital Management, L.L.C. in its capacity as general partner.

The members of the general partner are Dearborn Capital Management Ltd., and DCMI Holdings Inc. The principals of the general partner are David M. Kavanagh, Patrick J. Meehan, Maureen O’Rourke, Abdullah Mohammed Al Rayes, Centum Prata Holding AG, Mary Dollinger, and The David M. Kavanagh 2010-1 GRAT. Only the officers of Dearborn Capital Management, L.L.C., Mr. Kavanagh, Mr. Meehan and Ms. O’Rourke, have management responsibility and control over the general partner.

Mr. Kavanagh, president of Dearborn Capital Management, L.L.C., 59, has been responsible for overseeing all operations and activities of the general partner since its formation. Commencing in October 1998, Mr. Kavanagh also became president, a principal and an associated person of Dearborn Capital Brokers Ltd., an independent introducing broker. From 1983 to 2003, Mr. Kavanagh was a member in good standing of the Chicago Board of Trade. Between 1983 and October 1998, Mr. Kavanagh served as an institutional salesman in the financial futures area on behalf of Refco and Conti Commodity Services, Inc., which was acquired by Refco in 1984. His clients included large hedge funds and financial institutions. Between October 1998 and October 2011, Mr. Kavanagh performed introducing brokerage services from time to time for MF Global Inc., a former futures commission merchant, through Dearborn Capital Brokers. He has also been an owner since May 2012 of a greater than 10% interest in an unregistered proprietary trading firm and has provided occasional consulting services to this firm since May 2012. Neither Dearborn Capital Brokers nor Mr. Kavanagh provides brokerage services to Grant Park’s trading account. In the past, from time to time Mr. Kavanagh has provided brokerage services to Financial Consortium International LLC, a registered introducing broker, commodity pool operator and broker-dealer, since October 1999. In 1980, Mr. Kavanagh received an MBA from the University of Notre Dame, and in 1978 graduated with a B.S. in business administration from John Carroll University.

Mr. Meehan, chief operating officer of the general partner, 59, is primarily responsible for the day to day operations of the general partner. Mr. Meehan became listed as a principal of the general partner effective January 2009. Prior to joining the general partner in April 2008, Mr. Meehan was a member of the senior executive team at Houghton Mifflin Company in Boston, MA, beginning in March 1999. His assignments focused on leading technology and operational organizations and included a three year assignment as the President of the business unit that was the largest provider of professional testing and licensure services to state regulatory agencies in the United States. He also served as the Chief Information/Technology Officer of the company for three years, responsible for directing an annual technology portfolio in excess of $100 million. Mr. Meehan began his career as a commissioned officer in the United States Marine Corps, retiring after 20 years in the grade of Lieutenant Colonel. He received

B.A. degree from John Carroll University, an MBA from Webster University and holds Series 3, 22, 31, and 63 licenses.

Ms. O’Rourke, chief financial officer of the general partner, 49, is responsible for financial reporting and compliance issues. Prior to joining the general partner in May 2003, Ms. O’Rourke was employed as assistant vice president at MetLife Investors Life Insurance Company from 1992 to September 2001. Before that, Ms. O’Rourke was employed as a tax senior at KPMG LLP (formerly KPMG Peat Marwick LLP) from 1987 to 1991. Ms. O’Rourke is a certified public accountant. She received a B.B.A. in accounting from the University of Notre Dame in 1987 and received a M.S. in Taxation from DePaul University in 1996.

Code of Ethics

Grant Park has not adopted a code of ethics because it does not have any officers or employees. The general partner of Grant Park has adopted a Code of Ethics for all employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC. Grant Park does not have any directors or officers. However, the officers of Grant Park’s general partner, as well as the general partner itself, file such notices regarding their beneficial ownership in Grant Park, if any. Grant Park believes that for 2014, all required filings were timely filed by each of these persons.

ITEM 11.                                         EXECUTIVE COMPENSATION

Grant Park has no directors or officers. Its affairs are managed by Dearborn Capital Management, L.L.C., its general partner, which receives compensation for its services from Grant Park, as follows:

Effective January 1, 2014, Class A units pay the general partner a monthly brokerage charge equal to a rate of 0.583%, a rate of 7.00% annually, of Class A’s month end net assets. Class B units pay the general partner a monthly brokerage charge equal to a rate of 0.6208%, a rate of 7.45% annually, of Class B’s month-end net assets. Legacy 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3750%, a rate of 4.50% annually, of Legacy 1’s month-end net assets. Legacy 2 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3958%, a rate of 4.75% annually, of Legacy 2’s month-end net assets. Global 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3292%, a rate of 3.95% annually, of Global 2’s month-end net assets. Global 2 units pay the general partner a monthly brokerage charge equal to a rate of 0.3500%, a rate of 4.20% annually, of Global 2’s month-end net assets. Global 3 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.4958%, a rate of 5.95% annually, of Global 3’s month-end net assets. The brokerage charge reimbursement paid to the general partner amounted to $23,625,759 for the year ended December 31, 2014, $39,650,149 for the year ended December 31, 2013 and $53,139,297 for the year ended December 31, 2012.

As of December 31, 2013 and 2012 Class A units paid the general partner a monthly brokerage charge equal to a rate of 0.625%, a rate of 7.50% annually, of Class A’s month end net assets. Class B units paid the general partner a monthly brokerage charge equal to a rate of 0.6625%, a rate of 7.95% annually, of Class B’s month-end net assets. Legacy 1 Class units paid the general partner a monthly brokerage charge equal to a rate of 0.4167%, a rate of 5.00% annually, of Legacy 1’s month-end net assets. Legacy 2 Class units paid the general partner a monthly brokerage charge equal to a rate of 0.4375%, a rate of 5.25% annually, of Legacy 2’s month-end net assets. Global 1 Class units paid the general partner a monthly brokerage charge equal to a rate of 0.3708%, a rate of 4.45% annually, of Global 2’s month-end net assets. Global 2 units paid the general partner a monthly brokerage charge equal to a rate of 0.3917%, a rate of 4.70% annually, of Global 2’s month-end net assets. Global 3 Class units paid the general partner a monthly brokerage charge equal to a rate of 0.5375%, a rate of 6.45% annually, of Global 3’s month-end net assets.

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

Grant Park pays the general partner the brokerage charge, which is based on a fixed percentage of net assets, regardless of whether actual transaction costs were less than or exceeded this fixed percentage or whether the number of trades significantly increases. For the Legacy 1 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $24.38 based on the average trading activity of the Legacy 1 Class units’ trading advisors for the last three calendar years and assuming current allocations to the trading advisors.

For the Legacy 2 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $26.52 based on the average trading activity of the Legacy 2 Class units’ trading advisors for the last three calendar years and assuming current allocations to the trading advisors.

For the Global 1 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $21.11 based on the average trading activity of the Global 1 Class units’ trading advisors for the last three calendar years and assuming current allocations.

For the Global 2 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $22.55 based on the average trading activity of the Global 2 Class units’ trading advisors for the last three calendar years and assuming current allocations.

For the Global 3 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $31.85 based on the average trading activity of the Global 3 Class units’ trading advisors for the last three calendar years and assuming current allocations of net assets to the trading advisors.

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

Operating expenses of Grant Park are paid for by the general partner and reimbursed by Grant Park. Each of the Class A, Class B, Legacy 1, Legacy 2, Global 1, Global 2 and Global 3 units bear monthly operating expenses at a rate of 0.02083%, a rate of 0.25% annually, of the average month-end net assets of the each respective Class. This reimbursement is made monthly. The general partner may rebate back to Grant Park a portion of Grant Park’s operating expenses to the extent actual expenses were less than the actual amount Grant Park paid the general partner.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Grant Park has no officers or directors. Its affairs are managed by its general partner, Dearborn Capital Management, L.L.C. Set forth in the table below is information regarding the beneficial ownership of the general partner and the officers of the general partner in Grant Park as of January 31, 2015.

				Number of		Number of		Number of		Number of		Number of
	Number of		Number of	Legacy 1		Legacy 2		Global 1		Global 2		Global 3
	Class A		Class B	Class		Class		Class		Class		Class	Number of
	Limited		Limited	Limited		Limited		Limited		Limited		Limited	General
	Partnership		Partnership	Partnership		Partnership		Partnership		Partnership		Partnership	Partnership
Name	Units		Units	Units		Units		Units		Units		Units	Units
Dearborn Capital Management, LLC	276.610		—	922.500		236.818		1,235.604		1,196.622		—	429.795
David M. Kavanagh	276.610	(1)	—	922.500	(1)	236.818	(1)	1,235.604	(1)	1,196.622	(1)	—	429.795	(1)
Patrick J. Meehan	—		—	185.117		—		50.000		—		—
Maureen O’Rourke	—		—	41.067		—		41.359		—		—

			Percentage of	Percentage of	Percentage of	Percentage of	Percentage of
	Percentage of	Percentage of	Outstanding	Outstanding	Outstanding	Outstanding	Outstanding
	Outstanding	Outstanding	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Class A	Class B	Class	Class	Class	Class	Class	Percentage of
	Limited	Limited	Limited	Limited	Limited	Limited	Limited	General
	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership
Name	Units	Units	Units	Units	Units	Units	Units	Units
Dearborn Capital Management, LLC	2.23%	—	33.85%	24.64%	8.40%	18.79%	—	100.00%
David M. Kavanagh	2.23%	—	33.85%	24.64%	8.40%	18.79%	—	100.00%
Patrick J. Meehan	—	—	6.79%	—	0.34%	—	—
Maureen O’Rourke	—	—	1.51%	—	0.28%	—	—

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

Effective as of October 1, 2013, an entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of Grant Park, and in part by Mr. Al Rayes, who is a principal of the general partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC Capital Advisors, LLC (“EMC”).  Also effective as of October 1, 2013, EMC Capital Management, Inc., one of Grant Park’s commodity trading advisors from January 1989 until September 2013, assigned its obligations, rights and interests to EMC, including the advisory contract under which it had previously traded on behalf of Grant Park and, accordingly, EMC became one of Grant Park’s commodity trading advisors.

The general partner intends to limit the amount of consulting fees paid in the future to EMC to no more than the aggregate dollar amount of consulting fees paid to EMC in 2014.  The consulting fees paid to EMC in 2014 were based on an allocation to EMC of 10% of Grant Park’s net assets, which is the approximate level of allocation of Grant Park’s assets to EMC Capital Management, Inc. over each of the past few years.

Pursuant to the advisory contract EMC Capital Management, Inc. entered into with Grant Park, the general partner and the respective trading company in 2009, which was assigned to EMC in October 2013, the general partner, on behalf of Grant Park, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period.  For the year ended December 31, 2014, EMC was paid approximately $500,300 in consulting fees and $128,400 in incentive fees.  All allocations to Grant Park’s trading advisors, including EMC, are reviewed and approved by the general partner and all fees are paid to Grant Park’s trading advisors in accordance with each advisory contract by and among Grant Park, the general partner, the respective trading company and such trading advisor.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to Grant Park for professional audit services provided by McGladrey LLP, Grant Park’s independent registered public accountant, for the audit of Grant Park’s annual financial statements for the years ended December 31, 2014 and 2013, and fees billed for other professional services rendered by McGladrey LLP during those years.

Fee Category	2014	2013
Audit Fees(1)	$139,862	$163,257
Audit-Related Fees	—	—
Tax Fees(2)	6,500	6,000
All Other Fees	—	—
Total Fees	$146,362	$169,257

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

The Audit Committee of Grant Park’s general partner, Dearborn Capital Management, L.L.C., pre-approves all audit and permitted non-audit services of Grant Park’s independent accountants, including all engagement fees and terms. The Audit Committee of the general partner approved all the services provided by McGladrey during 2014 and 2013 to Grant Park described above. The Audit Committee has determined that the payments made to McGladrey for these services during 2014 and 2013 are compatible with maintaining that firm’s independence.

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

101.1

The following financial statements from Grant Park’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

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

(6)                                 Filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on December 19, 2011 (File No.000-50316) and incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Grant Park Futures Fund Limited Partnership

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedule of investments, of Grant Park Futures Fund Limited Partnership (the Partnership) as of December 31, 2014 and 2013, and the related consolidated statements of operations, and changes in partners’ capital (net asset value) for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grant Park Futures Fund Limited Partnership as of December 31, 2014 and 2013, and the results of its operations for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Chicago, Illinois
February 23, 2015

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

December 31, 2014 and 2013

	2014	2013
Assets
Equity in brokers’ trading accounts:
Securities owned, at fair value (cost $12,393,731 and $0, respectively)	$12,395,634	$—
Cash	15,838,709	54,216,191
Unrealized gain (loss) on open contracts, net	11,368,245	25,510,118
Total equity in brokers’ trading accounts	39,602,588	79,726,309

Cash and cash equivalents	160,802,456	147,776,512
Securities owned, at fair value (cost $111,958,454 and $241,686,422, respectively)	112,187,759	242,024,612
Interest receivable, net	31,132	20,055
Total assets	$312,623,935	$469,547,488

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$1,679,754	$2,719,686
Accrued incentive fees	5,188,240	1,167,218
Organization and offering costs payable	74,324	113,427
Accrued operating expenses	64,150	97,632
Pending limited partner additions	115,000	161,400
Redemptions payable to limited partners	6,973,279	17,916,116
Total liabilities	14,094,747	22,175,479

Partners’ Capital (Net Asset Value)
General Partner
Class A (307.34 and 763.99 units outstanding at December 31, 2014 and December 31, 2013, respectively)	383,435	893,603
Legacy 1 Class (1,025.00 units outstanding at both December 31, 2014 and December 31, 2013)	958,529	882,283
Legacy 2 Class (263.13 and 1,000.00 units outstanding at December 31, 2014 and December 31, 2013, respectively)	242,148	847,762
Global 1 Class (1,372.89 units outstanding at both December 31, 2014 and December 31, 2013)	1,253,774	1,146,701
Global 2 Class (1,329.58 and 1,974.70 units outstanding at December 31, 2014 and December 31, 2013, respectively)	1,194,874	1,626,069
Limited Partners
Class A (12,125.34 and 17,492.46 units outstanding at December 31, 2014 and December 31, 2013, respectively)	15,127,238	20,460,216
Class B (155,869.84 and 222,772.45 units outstanding at December 31, 2014 and December 31, 2013, respectively)	161,924,013	218,187,750
Legacy 1 Class (1,802.74 and 3,313.23 units outstanding at December 31, 2014 and December 31, 2013, respectively)	1,685,836	2,851,909
Legacy 2 Class (724.42 and 5,130.96 units outstanding at December 31, 2014 and December 31, 2013, respectively)	666,651	4,349,828
Global 1 Class (9,206.57 and 9,938.76 units outstanding at December 31, 2014 and December 31, 2013, respectively)	8,407,766	8,301,280
Global 2 Class (5,196.84 and 17,903.21 units outstanding at December 31, 2014 and December 31, 2013, respectively)	4,670,326	14,742,440
Global 3 Class (125,561.73 and 228,934.56 units outstanding at December 31, 2014 and December 31, 2013, respectively)	102,014,598	173,082,168
Total partners’ capital (net asset value)	298,529,188	447,372,009
Total liabilities and partners’ capital (net asset value)	$312,623,935	$469,547,488

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2014

Futures and Forward Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(211,896)	(0.07)%	$(18,577)	(0.01)%	$(230,473)	(0.08)%
Currencies	$52,169	0.02%	$1,925,431	0.64%	$1,977,600	0.66%
Energy	$(308,415)	(0.10)%	$1,437,870	0.48%	$1,129,455	0.38%
Interest rates	$360,243	0.12%	$(58,553)	(0.02)%	$301,690	0.10%
Meats	$(136,100)	(0.05)%	$42,279	0.01%	$(93,821)	(0.04)%
Metals	$(20,303)	(0.01)%	$428,534	0.14%	$408,231	0.13%
Soft commodities	$(50,394)	(0.01)%	$850,654	0.28%	$800,260	0.27%
Stock indices and single stock futures	$873,633	0.29%	$(76,935)	(0.02)%	$796,698	0.27%
Total U.S. Futures Positions	$558,937		$4,530,703		$5,089,640

Foreign Futures Positions:
Agriculturals	$3,862	0.00%	$(962)	(0.00)%	$2,900	0.00%
Energy	$1,536	0.00%	$1,641,340	0.55%	$1,642,876	0.55%
Interest rates	$4,365,656	1.46%	$(39,414)	(0.01)%	$4,326,242	1.45%
Metals	$(1,449,798)	(0.48)%	$1,267,292	0.42%	$(182,506)	(0.06)%
Soft commodities	$12,861	0.00%	$7,155	0.00%	$20,016	0.00%
Stock indices	$728,296	0.24%	$(77,997)	(0.02)%	$650,299	0.22%
Total Foreign Futures Positions	$3,662,413		$2,797,414		$6,459,827
Total Futures Contracts	$4,221,350	1.41%	$7,328,117	2.46%	$11,549,467	3.87%

Forward Contracts *
Currencies	$357,025	0.12%	$(538,247)	(0.18)%	$(181,222)	(0.06)%

Total Futures and Forward Contracts	$4,578,375	1.53%	$6,789,870	2.28%	$11,368,245	3.81%

* No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The condensed schedule of investments by unit class is presented in footnote 7.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2014

U.S. Government securities in brokers’ trading accounts**

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$12,400,000	6/18/2015	U.S. Treasury Bills, 0.10% (cost of $12,393,731)	$12,395,634	4.15%

Securities owned

U.S. Government-sponsored enterprises

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$20,000,000	7/21/2017-10/23/2017	Federal Farm Credit Banks, 1.1%	$20,069,167	6.72%
$66,700,000	3/27/2017-12/19/2017	Federal Home Loan Banks, 1-1.3%	66,813,621	22.38%
$2,500,000	12/22/2017	Federal Agricultural Mortgage Corp., 1.3%	2,500,837	0.84%
	Total U.S. Government-sponsored enterprises (cost of $89,200,000)		$89,383,625	29.94%

Corporate bonds

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,542,000	2/3/2015	Foreign corporate bonds, 0.8%	$1,553,227	0.52%
$10,283,000	1/15/2015-10/1/2015	U.S. corporate bonds, 0.7-1.1%	10,563,619	3.54%
	Total Corporate bonds (cost of $12,077,022) ***		$12,116,846	4.06%

Commercial paper

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,584,000	4/10/2015	Foreign commercial paper, 0.5%	$2,580,625	0.86%
$8,110,000	2/6/2015-2/23/2015	U.S. commercial paper, 0.3-0.4%	8,106,663	2.72%
	Total Commercial paper (cost of $10,681,432) ***		$10,687,288	3.58%

		Percent of Partners’ Capital
	Fair Value	(net asset value)
Total securities owned	$112,187,759	37.58%

**Pledged as collateral for the trading of futures and forward contracts.

*** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

The condensed schedule of investments by unit class is presented in footnote 7.

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

The condensed schedule of investments by unit class is presented in footnote 7.

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

The condensed schedule of investments by unit class is presented in footnote 7.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012

Net trading gains (losses)
Net gain (loss) from futures and forward trading
Realized	$60,061,238	$(3,286,886)	$26,546,796
Change in unrealized	(14,062,506)	21,767,769	(4,280,691)
Commissions	(5,329,151)	(8,356,961)	(11,085,086)
Total trading gains	40,669,581	10,123,922	11,181,019
Net investment income (loss)
Income
Interest income	1,103,332	1,325,299	1,831,201
Expenses from operations
Brokerage charge	18,296,608	31,293,188	42,054,211
Incentive fees	8,103,140	1,511,082	8,917,234
Organizational and offering costs	1,031,123	1,614,953	2,135,464
Operating expenses	888,192	1,392,827	1,847,514
Total expenses	28,319,063	35,812,050	54,954,423
Net investment loss	$(27,215,731)	$(34,486,751)	$(53,123,222)
Net gain (loss)	$13,453,850	$(24,362,829)	$(41,942,203)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$77.91	$(46.71)	$(79.47)
General Partner & Limited Partner Class B Units	$59.42	$(45.55)	$(74.07)
General Partner & Limited Partner Legacy 1 Class Units	$74.39	$(15.34)	$(36.13)
General Partner & Limited Partner Legacy 2 Class Units	$72.50	$(16.84)	$(38.46)
General Partner & Limited Partner Global 1 Class Units	$78.00	$(10.28)	$(28.82)
General Partner & Limited Partner Global 2 Class Units	$75.24	$(12.04)	$(30.73)
General Partner & Limited Partner Global 3 Class Units	$56.44	$(23.87)	$(42.70)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2014, 2013 and 2012

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital, December 31, 2011	3,008.66	$3,898,734	32,119.81	$41,622,105	427.01	$469,305	419,169.11	$460,685,410	1,025.00	$935,031	5,210.84	$4,753,458	1,000.00	$903,063	16,534.92	$14,932,071
Contributions	—	—	—	—	—	—	—	—	—	—	369.93	349,150	—	—	1,127.13	1,014,958
Redemptions	(508.88)	(650,000)	(6,412.48)	(8,223,133)	(427.01)	(461,824)	(96,911.80)	(105,075,179)	—	—	(1,185.11)	(1,057,043)	—	—	(4,868.53)	(4,379,910)
Net income (loss)	—	(208,081)	—	(2,129,332)	—	(7,481)	—	(25,306,440)	—	(37,033)	—	(194,549)	—	(38,461)	—	(505,812)
Partners’ capital, December 30, 2012	2,499.78	3,040,653	25,707.33	31,269,640	—	—	322,257.31	330,303,791	1,025.00	897,998	4,395.66	3,851,016	1,000.00	864,602	12,793.52	11,061,307
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	493.95	426,064
Redemptions	(1,735.79)	(2,000,000)	(8,214.87)	(9,627,119)	—	—	(99,484.86)	(97,440,547)	—	—	(1,082.43)	(931,514)	—	—	(8,156.51)	(6,827,074)
Net income (loss)	—	(147,050)	—	(1,182,305)	—	—	—	(14,675,494)	—	(15,715)	—	(67,593)	—	(16,840)	—	(310,469)
Partners’ capital, December 31, 2013	763.99	893,603	17,492.46	20,460,216	—	—	222,772.45	218,187,750	1,025.00	882,283	3,313.23	2,851,909	1,000.00	847,762	5,130.96	4,349,828
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8.26	7,000
Redemptions	(456.65)	(500,000)	(5,367.12)	(6,021,131)	—	—	(66,902.61)	(62,793,949)	—	—	(1,510.49)	(1,274,439)	(736.87)	(600,000)	(4,414.80)	(3,608,100)
Net income (loss)	—	(10,168)	—	688,153	—	—	—	6,530,212	—	76,246	—	108,366	—	(5,614)	—	(82,077)
Partners’ capital, December 31, 2014	307.34	$383,435	12,125.34	$15,127,238	—	$—	155,869.84	$161,924,013	1,025.00	$958,529	1,802.74	$1,685,836	263.13	$242,148	724.42	$666,651

Net asset value per unit at December 30, 2012		$1,216.37				$1,024.97				$876.10				$864.60

Net asset value per unit at December 31, 2013		$1,169.66				$979.42				$860.76				$847.76

Net asset value per unit at December 31, 2014		$1,247.57				$1,038.84				$935.15				$920.26

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2014, 2013 and 2012 (continued)

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital, December 31, 2011	1,372.89	$1,200,376	14,017.11	$12,255,712	1,974.70	$1,710,523	30,586.54	$26,494,677	500.00	$411,298	277,864.25	$228,570,428	$798,842,191
Contributions	—	—	3,970.66	3,520,351	—	—	4,988.20	4,373,822	—	—	44,315.45	36,332,945	45,591,226
Redemptions	—	—	(5,538.17)	(4,882,572)	—	—	(7,644.09)	(6,623,424)	(500.00)	(406,616)	(41,657.58)	(33,991,463)	(165,751,164)
Net income (loss)	—	(39,564)	—	(367,077)	—	(60,688)	—	(909,373)	—	(4,682)	—	(12,133,630)	(41,942,203)
Partners’ capital, December 30, 2012	1,372.89	1,160,812	12,449.60	10,526,414	1,974.70	1,649,835	27,930.65	23,335,702	—	—	280,522.12	218,778,280	636,740,050
Contributions	—	—	1,080.05	914,871	—	—	2,344.85	1,955,847	—	—	32,538.51	24,761,125	28,057,907
Redemptions	—	—	(3,590.89)	(2,949,624)	—	—	(12,372.29)	(10,046,041)	—	—	(84,126.07)	(63,241,200)	(193,063,119)
Net income (loss)	—	(14,111)	—	(190,381)	—	(23,766)	—	(503,068)	—	—	—	(7,216,037)	(24,362,829)
Partners’ capital, December 31, 2013	1,372.89	1,146,701	9,938.76	8,301,280	1,974.70	1,626,069	17,903.21	14,742,440	—	—	228,934.56	173,082,168	447,372,009
Contributions	—	—	5,110.56	4,512,500	—	—	57.38	45,500	—	—	3,959.10	2,877,700	7,442,700
Redemptions	—	—	(5,842.75)	(4,727,567)	(645.12)	(500,000)	(12,763.75)	(10,123,533)	—	—	(107,331.93)	(79,590,652)	(169,739,371)
Net income (loss)	—	107,073	—	321,553	—	68,805	—	5,919	—	—	—	5,645,382	13,453,850
Partners’ capital, December 31, 2014	1,372.89	$1,253,774	9,206.57	$8,407,766	1,329.58	$1,194,874	5,196.84	$4,670,326	—	$—	125,561.73	$102,014,598	$298,529,188

Net asset value per unit at December 30, 2012		$845.52				$835.49				$779.90

Net asset value per unit at December 31, 2013		$835.24				$823.45				$756.03

Net asset value per unit at December 31, 2014		$913.24				$898.69				$812.47

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

There were no assets allocated to GP 3, GP 5, GP 6, and GP 15 as of December 31, 2014. There were no assets allocated to GP 5, GP 7, LLC, GP 10, LLC, GP 11 and GP 12, LLC as of December 31, 2013.  GP 7, LLC, GP 10, LLC, GP 12, LLC and GP 16, LLC were terminated in 2014.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The Class A and Class B units are outstanding but are no longer offered by the Partnership. Both Class A and Class B units are traded pursuant to identical trading programs and differ only in respect to the brokerage charge payable to the General Partner.

The Legacy 1 Class and Legacy 2 Class units are traded pursuant to trading programs pursuing a technical trend trading philosophy, which is the same trading philosophy used for the Class A and Class B units. The Legacy 1 Class and Legacy 2 Class units differ in respect to the General Partner’s brokerage charge and organization and offering costs. The Legacy 1 Class and Legacy 2 Class units are offered only to investors who are represented by approved selling agents who are directly compensated by the investor for services rendered in connection with an investment in the Partnership (such arrangements commonly referred to as “wrap-accounts”).

The Global 1 Class, Global 2 Class and Global 3 Class units are traded pursuant to trading programs pursuing technical trend trading philosophies, as well as pattern recognition philosophies. The Global 1 Class, Global 2 Class and Global 3 Class units differ in respect to the General Partner’s brokerage charge. The Global 1 Class and Global 2 Class units are offered only to investors in wrap accounts.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Sheet, Offsetting. Any change in net unrealized gain or loss from the preceding period is reported in the consolidated statement of operations. Interest income and expense is recognized under the accrual basis.

Set forth in Note 11 are instruments and transactions eligible for offset in the consolidated statement of financial condition and which are subject to derivative clearing agreements with the Partnership’s clearing brokers.  Each clearing broker nets margin held on behalf of the Partnership or payment obligations of the clearing broker to the Partnership against any payment obligations of the Partnership to the clearing broker.  The Partnership is required to deposit margin at each clearing broker to meet the original and maintenance requirements established by that clearing broker, and/or the exchange or clearinghouse associated with the exchange on which the instrument is traded.  The derivative clearing agreements give each clearing broker a security interest in this margin to secure any liabilities owed to the clearing broker arising from a default by the Partnership.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. As of December 31, 2014, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2011.

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At December 31, 2014 and 2013, all organization and offering costs incurred by the General Partner have been reimbursed.

Foreign currency transactions: The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the years ended December 31, 2014, 2013 and 2012, substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$—	$12,395,634	$—	$12,395,634
U.S. and foreign futures contracts	11,549,467	—	—	11,549,467
Forward contracts	—	(181,222)	—	(181,222)
Cash and cash equivalents
Bank deposits	6,163,896	—	—	6,163,896
Foreign commercial paper		18,301,948		18,301,948
U.S. commercial paper	—	136,220,051	—	136,220,051
Securities owned
Foreign commercial paper		2,580,625		2,580,625
U.S. commercial paper	—	8,106,663	—	8,106,663
U.S. Government-sponsored enterprises	—	89,383,625	—	89,383,625
Foreign corporate bonds	—	1,553,227	—	1,553,227
U.S. corporate bonds	—	10,563,619	—	10,563,619
Total	$17,713,363	$278,924,170	$—	$296,637,533

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 11. See the consolidated condensed schedule of investments for additional detail categorization.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2013:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. and foreign futures contracts	$24,666,418	$—	$—	$24,666,418
Forward contracts	—	735,618	—	735,618
Options on forward contracts	—	62,744	—	62,744
Options on futures contracts	45,338	—		45,338
Cash and cash equivalents
Bank deposits	4,491,379	—	—	4,491,379
Foreign commercial paper		20,047,550		20,047,550
U.S. commercial paper	—	123,096,176	—	123,096,176
Securities owned
U.S. Government-sponsored enterprises	—	157,597,272	—	157,597,272
Foreign corporate bonds	—	17,538,526	—	17,538,526
U.S. corporate bonds	—	56,890,467	—	56,890,467
U.S. Government securities	—	9,998,347	—	9,998,347
Total	$29,203,135	$385,966,700	$—	$415,169,835

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 11. See the consolidated condensed schedule of investments for additional detail categorization.

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. During the three months ended June 30, 2013, the Partnership transferred securities owned, including U.S commercial paper of $15,999,008 and U.S. Government-sponsored enterprise securities of $228,724,592 from Level 1 to Level 2. Additionally, any purchase of U.S. Government securities subsequent to March 31, 2013 was also categorized by the Partnership as Level 2. The Partnership believes that these transfers reflect a better classification of the instruments based on the lack of Level 1 inputs available and market activity levels of the securities described above.  There was no effect on the consolidated statement of operations for year the ended December 31, 2013. There were no other significant transfers among Levels 1, 2 and 3 during the years ended December 31, 2014 and 2013.

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

Note 4. Commodity Trading Advisors

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors.  Each Trading Company has entered into an advisory contract with its own Advisor. As of December 31, 2014, the commodity trading advisors are Amplitude Capital International Limited, EMC Capital Advisors LLC, Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Revolution Capital Management, LLC, Transtrend B.V. and Winton Capital Management Limited (collectively, the “Advisors”). The Advisors are paid a consulting fee, either monthly or quarterly, ranging from 0 percent to 2 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee ranging from 20 percent to 23.5 percent of the new trading profits on the allocated net assets of the Advisor.

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

Effective January 1, 2014, the Partnership pays the General Partner a monthly brokerage charge, organization and offering costs and operating expenses as presented in the table below:

		Organization and Offering
	Brokerage charge*	Reimbursement*	Operating Expense*
Class A units	7.00%	0.10%	0.25%
Class B units	7.45%	0.30%	0.25%
Legacy 1 Class units	4.50%	0.30%	0.25%
Legacy 2 Class units	4.75%	0.30%	0.25%
Global 1 Class units	3.95%	0.30%	0.25%
Global 2 Class units	4.20%	0.30%	0.25%
Global 3 Class units	5.95%	0.30%	0.25%

*The fees are calculated and payable monthly on the basis of month-end adjusted net assets. “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions.

Prior to January 1, 2014, the Partnership paid the General Partner a monthly brokerage charge, organization and offering costs and operating expenses as presented in the table below:

		Organization and Offering
	Brokerage charge*	Reimbursement*	Operating Expense*
Class A units	7.50%	0.10%	0.25%
Class B units	7.95%	0.30%	0.25%
Legacy 1 Class units	5.00%	0.30%	0.25%
Legacy 2 Class units	5.25%	0.30%	0.25%
Global 1 Class units	4.45%	0.30%	0.25%
Global 2 Class units	4.70%	0.30%	0.25%
Global 3 Class units	6.45%	0.30%	0.25%

*The fees are calculated and payable monthly on the basis of month-end adjusted net assets. “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions.

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amount

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

of $18,296,608, $31,293,188 and $42,054,211 for the years ended December 31, 2014, 2013 and 2012, respectively, is shown on the consolidated statements of operations.

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $1,031,123, $1,614,953 and $2,135,464 for the years ended December 31, 2014, 2013 and 2012, respectively, are shown on the consolidated statement of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $888,192, $1,392,827 and $1,847,514 for the years ended December 31, 2014, 2013 and 2012, respectively, are shown on the consolidated statement of operations.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Note 7. Assets and Condensed Schedule of Investments by Class of Units

The following schedules of assets by class of units and condensed schedule of investments by class of units reflect activity related to the Partnership as of December 31, 2014 and 2013.

Class A Units

December 31, 2014
Assets by Class of Units
Equity in brokers’ trading accounts:
Securities owned, at fair value (cost $643,941)	$644,040
Cash	822,931
Unrealized gain (loss) on open contracts, net	590,662
Total equity in brokers’ trading accounts	2,057,633

Cash and cash equivalents	8,354,809
Securities owned, at fair value (cost $5,817,022)	5,828,936
Interest receivable	1,618
Total assets	$16,242,996

Futures and Forward Contracts owned by Class A Units at December 31, 2014

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(11,009)	(0.07)%	$(965)	(0.01)%	$(11,974)	(0.08)%
Currencies	$2,711	0.02%	$100,040	0.64%	$102,751	0.66%
Energy	$(16,024)	(0.10)%	$74,707	0.48%	$58,683	0.38%
Interest rates	$18,717	0.12%	$(3,042)	(0.02)%	$15,675	0.10%
Meats	$(7,071)	(0.05)%	$2,197	0.01%	$(4,874)	(0.04)%
Metals	$(1,055)	(0.01)%	$22,265	0.14%	$21,210	0.13%
Soft commodities	$(2,618)	(0.01)%	$44,197	0.28%	$41,579	0.27%
Stock indices and single stock futures	$45,391	0.29%	$(3,997)	(0.02)%	$41,394	0.27%
Total U.S. Futures Positions	$29,042		$235,402		$264,444

Foreign Futures Positions:
Agriculturals	$201	0.00%	$(50)	(0.00)%	$151	0.00%
Energy	$80	0.00%	$85,279	0.55%	$85,359	0.55%
Interest rates	$226,826	1.46%	$(2,048)	(0.01)%	$224,778	1.45%
Metals	$(75,327)	(0.48)%	$65,845	0.42%	$(9,482)	(0.06)%
Soft commodities	$668	0.00%	$372	0.00%	$1,040	0.00%
Stock indices	$37,840	0.24%	$(4,052)	(0.02)%	$33,788	0.22%
Total Foreign Futures Positions	$190,288		$145,346		$335,634
Total Futures Contracts	$219,330	1.41%	$380,748	2.46%	$600,078	3.87%

Forward Contracts *
Currencies	$18,550	0.12%	$(27,966)	(0.18)%	$(9,416)	(0.06)%

Total Futures and Forward Contracts	$237,880	1.53%	$352,782	2.28%	$590,662	3.81%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

U.S. Government securities in brokers’ trading accounts owned by Class A Units at December 31, 2014**

				Percent of
				Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$644,266	6/18/2015	U.S. Treasury Bills, 0.10% (cost of $643,941)	$644,040	4.15%

**Pledged as collateral for the trading of futures and forward contracts.

Securities owned by Class A Units at December 31, 2014

U.S. Government-sponsored enterprises

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,039,139	7/21/2017-10/23/2017	Federal Farm Credit Banks, 1.1%	$1,042,733	6.72%
$3,465,530	3/27/2017-12/19/2017	Federal Home Loan Banks, 1-1.3%	3,471,433	22.38%
$129,892	12/22/2017	Federal Agricultural Mortgage Corp., 1.3%	129,936	0.84%
	Total U.S. Government-sponsored enterprises (cost of $4,634,561)		$4,644,102	29.94%

Corporate bonds

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$80,118	2/3/2015	Foreign corporate bonds, 0.8%	$80,701	0.52%
$534,274	1/15/2015-10/1/2015	U.S. corporate bonds, 0.7-1.1%	548,854	3.54%
	Total Corporate bonds (cost of $627,486) ***		$629,555	4.06%

Commercial paper

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$134,257	4/10/2015	Foreign commercial paper, 0.5%	$134,081	0.86%
$421,371	2/6/2015-2/23/2015	U.S. commercial paper, 0.3-0.4%	421,198	2.72%
	Total Commercial paper (cost of $554,975) ***		$555,279	3.58%

Total securities owned by Class A Units at December 31, 2014			$5,828,936	37.58%

*** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class B Units

December 31, 2014
Assets by Class of Units
Equity in brokers’ trading accounts:
Securities owned, at fair value (cost $6,722,434)	$6,723,466
Cash	8,591,010
Unrealized gain (loss) on open contracts, net	6,166,206
Total equity in brokers’ trading accounts	21,480,682

Cash and cash equivalents	87,220,211
Securities owned, at fair value (cost $60,726,933)	60,851,309
Interest receivable	16,886
Total assets	$169,569,088

Futures and Forward Contracts owned by Class B Units at December 31, 2014

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(114,934)	(0.07)%	$(10,076)	(0.01)%	$(125,010)	(0.08)%
Currencies	$28,297	0.02%	$1,044,365	0.64%	$1,072,662	0.66%
Energy	$(167,286)	(0.10)%	$779,909	0.48%	$612,623	0.38%
Interest rates	$195,398	0.12%	$(31,759)	(0.02)%	$163,639	0.10%
Meats	$(73,821)	(0.05)%	$22,932	0.01%	$(50,889)	(0.04)%
Metals	$(11,012)	(0.01)%	$232,439	0.14%	$221,427	0.13%
Soft commodities	$(27,334)	(0.01)%	$461,400	0.28%	$434,066	0.27%
Stock indices and single stock futures	$473,864	0.29%	$(41,730)	(0.02)%	$432,134	0.27%
Total U.S. Futures Positions	$303,172		$2,457,480		$2,760,652

Foreign Futures Positions:
Agriculturals	$2,095	0.00%	$(522)	(0.00)%	$1,573	0.00%
Energy	$833	0.00%	$890,273	0.55%	$891,106	0.55%
Interest rates	$2,367,958	1.46%	$(21,378)	(0.01)%	$2,346,580	1.45%
Metals	$(786,379)	(0.48)%	$687,387	0.42%	$(98,992)	(0.06)%
Soft commodities	$6,976	0.00%	$3,881	0.00%	$10,857	0.00%
Stock indices	$395,032	0.24%	$(42,306)	(0.02)%	$352,726	0.22%
Total Foreign Futures Positions	$1,986,515		$1,517,335		$3,503,850
Total Futures Contracts	$2,289,687	1.41%	$3,974,815	2.46%	$6,264,502	3.87%

Forward Contracts *
Currencies	$193,652	0.12%	$(291,948)	(0.18)%	$(98,296)	(0.06)%

Total Futures and Forward Contracts	$2,483,339	1.53%	$3,682,867	2.28%	$6,166,206	3.81%

*            No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contractsand expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

U.S. Government securities in brokers’ trading accounts owned by Class B Units at December 31, 2014**

				Percent of
				Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$6,725,834	6/18/2015	U.S. Treasury Bills, 0.10% (cost of $6,722,434)	$6,723,466	4.15%

**Pledged as collateral for the trading of futures and forward contracts.

Securities owned by Class B Units at December 31, 2014

U.S. Government-sponsored enterprises

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$10,848,119	7/21/2017-10/23/2017	Federal Farm Credit Banks, 1.1%	$10,885,636	6.72%
$36,178,478	3/27/2017-12/19/2017	Federal Home Loan Banks, 1-1.3%	36,240,107	22.38%
$1,356,015	12/22/2017	Federal Agricultural Mortgage Corp., 1.3%	1,356,469	0.84%
	Total U.S. Government-sponsored enterprises (cost of $48,382,612)		$48,482,212	29.94%

Corporate bonds

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$836,390	2/3/2015	Foreign corporate bonds, 0.8%	$842,479	0.52%
$5,577,561	1/15/2015-10/1/2015	U.S. corporate bonds, 0.7-1.1%	5,729,770	3.54%
	Total Corporate bonds (cost of $6,550,649) ***		$6,572,249	4.06%

Commercial paper

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,401,577	4/10/2015	Foreign commercial paper, 0.5%	$1,399,746	0.86%
$4,398,912	2/6/2015-2/23/2015	U.S. commercial paper, 0.3-0.4%	4,397,102	2.72%
	Total Commercial paper (cost of $5,793,672) ***		$5,796,848	3.58%

Total securities owned by Class B Units at December 31, 2014			$60,851,309	37.58%

***        No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 1 Class Units

December 31, 2014
Assets by Class of Units
Equity in brokers’ trading accounts:
Securities owned, at fair value (cost $109,783)	$109,800
Cash	140,299
Unrealized gain (loss) on open contracts, net	100,700
Total equity in brokers’ trading accounts	350,799
Cash and cash equivalents	1,424,385
Securities owned, at fair value (cost $991,726)	993,756
Interest receivable	276
Total assets	$2,769,216

Futures and Forward Contracts owned by Legacy 1 Class Units at December 31, 2014

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(1,877)	(0.07)%	$(165)	(0.01)%	$(2,042)	(0.08)%
Currencies	$462	0.02%	$17,055	0.64%	$17,517	0.66%
Energy	$(2,732)	(0.10)%	$12,737	0.48%	$10,005	0.38%
Interest rates	$3,191	0.12%	$(519)	(0.02)%	$2,672	0.10%
Meats	$(1,206)	(0.05)%	$375	0.01%	$(831)	(0.04)%
Metals	$(180)	(0.01)%	$3,796	0.14%	$3,616	0.13%
Soft commodities	$(446)	(0.01)%	$7,535	0.28%	$7,089	0.27%
Stock indices and single stock futures	$7,739	0.29%	$(681)	(0.02)%	$7,058	0.27%
Total U.S. Futures Positions	$4,951		$40,133		$45,084

Foreign Futures Positions:
Agriculturals	$34	0.00%	$(9)	(0.00)%	$25	0.00%
Energy	$14	0.00%	$14,539	0.55%	$14,553	0.55%
Interest rates	$38,671	1.46%	$(349)	(0.01)%	$38,322	1.45%
Metals	$(12,842)	(0.48)%	$11,226	0.42%	$(1,616)	(0.06)%
Soft commodities	$114	0.00%	$63	0.00%	$177	0.00%
Stock indices	$6,451	0.24%	$(691)	(0.02)%	$5,760	0.22%
Total Foreign Futures Positions	$32,442		$24,779		$57,221
Total Futures Contracts	$37,393	1.41%	$64,912	2.46%	$102,305	3.87%

Forward Contracts *
Currencies	$3,163	0.12%	$(4,768)	(0.18)%	$(1,605)	(0.06)%

Total Futures and Forward Contracts	$40,556	1.53%	$60,144	2.28%	$100,700	3.81%

*            No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

U.S. Government securities in brokers’ trading accounts owned by Legacy 1 Class Units at December 31, 2014**

				Percent of
				Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$109,839	6/18/2015	U.S. Treasury Bills, 0.10% (cost of $109,783)	$109,800	4.15%

**Pledged as collateral for the trading of futures and forward contracts.

Securities owned by Legacy 1 Class Units at December 31, 2014

U.S. Government-sponsored enterprises

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$177,160	7/21/2017-10/23/2017	Federal Farm Credit Banks, 1.1%	$177,772	6.72%
$590,827	3/27/2017-12/19/2017	Federal Home Loan Banks, 1-1.3%	591,834	22.38%
$22,145	12/22/2017	Federal Agricultural Mortgage Corp., 1.3%	22,152	0.84%
	Total U.S. Government-sponsored enterprises (cost of $790,132)		$791,758	29.94%

Corporate bonds

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$13,659	2/3/2015	Foreign corporate bonds, 0.8%	$13,758	0.52%
$91,087	1/15/2015-10/1/2015	U.S. corporate bonds, 0.7-1.1%	93,572	3.54%
	Total Corporate bonds (cost of $106,978) ***		$107,330	4.06%

Commercial paper

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$22,889	4/10/2015	Foreign commercial paper, 0.5%	$22,859	0.86%
$71,838	2/6/2015-2/23/2015	U.S. commercial paper, 0.3-0.4%	71,809	2.72%
	Total Commercial paper (cost of $94,616) ***		$94,668	3.58%

Total securities owned by Legacy 1 Class Units at December 31, 2014			$993,756	37.58%

***        No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 2 Class Units

December 31, 2014
Assets by Class of Units
Equity in brokers’ trading accounts:
Securities owned, at fair value (cost $37,730)	$37,735
Cash	48,217
Unrealized gain (loss) on open contracts, net	34,611
Total equity in brokers’ trading accounts	120,563

Cash and cash equivalents	489,524
Securities owned, at fair value (cost $340,831)	341,528
Interest receivable	95
Total assets	$951,710

Futures and Forward Contracts owned by Legacy 2 Class Units at December 31, 2014

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(645)	(0.07)%	$(57)	(0.01)%	$(702)	(0.08)%
Currencies	$159	0.02%	$5,862	0.64%	$6,021	0.66%
Energy	$(939)	(0.10)%	$4,377	0.48%	$3,438	0.38%
Interest rates	$1,097	0.12%	$(178)	(0.02)%	$919	0.10%
Meats	$(414)	(0.05)%	$129	0.01%	$(285)	(0.04)%
Metals	$(62)	(0.01)%	$1,305	0.14%	$1,243	0.13%
Soft commodities	$(153)	(0.01)%	$2,590	0.28%	$2,437	0.27%
Stock indices and single stock futures	$2,660	0.29%	$(234)	(0.02)%	$2,426	0.27%
Total U.S. Futures Positions	$1,703		$13,794		$15,497

Foreign Futures Positions:
Agriculturals	$12	0.00%	$(3)	(0.00)%	$9	0.00%
Energy	$5	0.00%	$4,997	0.55%	$5,002	0.55%
Interest rates	$13,290	1.46%	$(120)	(0.01)%	$13,170	1.45%
Metals	$(4,414)	(0.48)%	$3,858	0.42%	$(556)	(0.06)%
Soft commodities	$39	0.00%	$22	0.00%	$61	0.00%
Stock indices	$2,217	0.24%	$(237)	(0.02)%	$1,980	0.22%
Total Foreign Futures Positions	$11,149		$8,517		$19,666
Total Futures Contracts	$12,852	1.41%	$22,311	2.46%	$35,163	3.87%

Forward Contracts *
Currencies	$1,087	0.12%	$(1,639)	(0.18)%	$(552)	(0.06)%

Total Futures and Forward Contracts	$13,939	1.53%	$20,672	2.28%	$34,611	3.81%

*            No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

U.S. Government securities in brokers’ trading accounts owned by Legacy 2 Class Units at December 31, 2014**

				Percent of
				Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$37,749	6/18/2015	U.S. Treasury Bills, 0.10% (cost of $37,730)	$37,735	4.15%

**Pledged as collateral for the trading of futures and forward contracts.

Securities owned by Legacy 2 Class Units at December 31, 2014

U.S. Government-sponsored enterprises

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$60,885	7/21/2017-10/23/2017	Federal Farm Credit Banks, 1.1%	$61,096	6.72%
$203,052	3/27/2017-12/19/2017	Federal Home Loan Banks, 1-1.3%	203,398	22.38%
$7,611	12/22/2017	Federal Agricultural Mortgage Corp., 1.3%	7,613	0.84%
	Total U.S. Government-sponsored enterprises (cost of $271,548)		$272,107	29.94%

Corporate bonds

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$4,694	2/3/2015	Foreign corporate bonds, 0.8%	$4,728	0.52%
$31,304	1/15/2015-10/1/2015	U.S. corporate bonds, 0.7-1.1%	32,158	3.54%
	Total Corporate bonds (cost of $36,766) ***		$36,886	4.06%

Commercial paper

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$7,866	4/10/2015	Foreign commercial paper, 0.5%	$7,856	0.86%
$24,689	2/6/2015-2/23/2015	U.S. commercial paper, 0.3-0.4%	24,679	2.72%
	Total Commercial paper (cost of $32,517) ***		$32,535	3.58%

Total securities owned by Legacy 2 Class Units at December 31, 2014			$341,528	37.58%

*** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 1 Class Units

December 31, 2014
Assets by Class of Units
Equity in brokers’ trading accounts:
Securities owned, at fair value (cost $401,108)	$401,170
Cash	512,601
Unrealized gain (loss) on open contracts, net	367,918
Total equity in brokers’ trading accounts	1,281,689

Cash and cash equivalents	5,204,179
Securities owned, at fair value (cost $3,623,402)	3,630,823
Interest receivable	1,008
Total assets	$10,117,699

Futures and Forward Contracts owned by Global 1 Class Units at December 31, 2014

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(6,858)	(0.07)%	$(601)	(0.01)%	$(7,459)	(0.08)%
Currencies	$1,688	0.02%	$62,314	0.64%	$64,002	0.66%
Energy	$(9,981)	(0.10)%	$46,535	0.48%	$36,554	0.38%
Interest rates	$11,659	0.12%	$(1,895)	(0.02)%	$9,764	0.10%
Meats	$(4,405)	(0.05)%	$1,368	0.01%	$(3,037)	(0.04)%
Metals	$(657)	(0.01)%	$13,869	0.14%	$13,212	0.13%
Soft commodities	$(1,631)	(0.01)%	$27,530	0.28%	$25,899	0.27%
Stock indices and single stock futures	$28,274	0.29%	$(2,490)	(0.02)%	$25,784	0.27%
Total U.S. Futures Positions	$18,089		$146,630		$164,719

Foreign Futures Positions:
Agriculturals	$125	0.00%	$(31)	(0.00)%	$94	0.00%
Energy	$50	0.00%	$53,120	0.55%	$53,170	0.55%
Interest rates	$141,289	1.46%	$(1,276)	(0.01)%	$140,013	1.45%
Metals	$(46,921)	(0.48)%	$41,014	0.42%	$(5,907)	(0.06)%
Soft commodities	$416	0.00%	$232	0.00%	$648	0.00%
Stock indices	$23,570	0.24%	$(2,524)	(0.02)%	$21,046	0.22%
Total Foreign Futures Positions	$118,529		$90,535		$209,064
Total Futures Contracts	$136,618	1.41%	$237,165	2.46%	$373,783	3.87%

Forward Contracts *
Currencies	$11,555	0.12%	$(17,420)	(0.18)%	$(5,865)	(0.06)%

Total Futures and Forward Contracts	$148,173	1.53%	$219,745	2.28%	$367,918	3.81%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

U.S. Government securities in brokers’ trading accounts owned by Global 1 Class Units at December 31, 2014**

				Percent of
				Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$401,311	6/18/2015	U.S. Treasury Bills, 0.10% (cost of $401,108)	$401,170	4.15%

**Pledged as collateral for the trading of futures and forward contracts.

Securities owned by Global 1 Class Units at December 31, 2014

U.S. Government-sponsored enterprises

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$647,276	7/21/2017-10/23/2017	Federal Farm Credit Banks, 1.1%	$649,515	6.72%
$2,158,666	3/27/2017-12/19/2017	Federal Home Loan Banks, 1-1.3%	2,162,343	22.38%
$80,910	12/22/2017	Federal Agricultural Mortgage Corp., 1.3%	80,937	0.84%
	Total U.S. Government-sponsored enterprises (cost of $2,886,852)		$2,892,795	29.94%

Corporate bonds

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$49,905	2/3/2015	Foreign corporate bonds, 0.8%	$50,268	0.52%
$332,797	1/15/2015-10/1/2015	U.S. corporate bonds, 0.7-1.1%	341,879	3.54%
	Total Corporate bonds (cost of $390,858) ***		$392,147	4.06%

Commercial paper

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$83,628	4/10/2015	Foreign commercial paper, 0.5%	$83,519	0.86%
$262,470	2/6/2015-2/23/2015	U.S. commercial paper, 0.3-0.4%	262,362	2.72%
	Total Commercial paper (cost of $345,692) ***		$345,881	3.58%

Total securities owned by Global 1 Class Units at December 31, 2014			$3,630,823	37.58%

*** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 2 Class Units

December 31, 2014
Assets by Class of Units
Equity in brokers’ trading accounts:
Securities owned, at fair value (cost $243,500)	$243,537
Cash	311,183
Unrealized gain (loss) on open contracts, net	223,353
Total equity in brokers’ trading accounts	778,073

Cash and cash equivalents	3,159,285
Securities owned, at fair value (cost $2,199,646)	2,204,153
Interest receivable	612
Total assets	$6,142,123

Futures and Forward Contracts owned by Global 2 Class Units at December 31, 2014

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(4,163)	(0.07)%	$(365)	(0.01)%	$(4,528)	(0.08)%
Currencies	$1,025	0.02%	$37,829	0.64%	$38,854	0.66%
Energy	$(6,059)	(0.10)%	$28,250	0.48%	$22,191	0.38%
Interest rates	$7,078	0.12%	$(1,150)	(0.02)%	$5,928	0.10%
Meats	$(2,674)	(0.05)%	$831	0.01%	$(1,843)	(0.04)%
Metals	$(399)	(0.01)%	$8,419	0.14%	$8,020	0.13%
Soft commodities	$(990)	(0.01)%	$16,713	0.28%	$15,723	0.27%
Stock indices and single stock futures	$17,164	0.29%	$(1,512)	(0.02)%	$15,652	0.27%
Total U.S. Futures Positions	$10,982		$89,015		$99,997

Foreign Futures Positions:
Agriculturals	$76	0.00%	$(19)	(0.00)%	$57	0.00%
Energy	$30	0.00%	$32,247	0.55%	$32,277	0.55%
Interest rates	$85,772	1.46%	$(774)	(0.01)%	$84,998	1.45%
Metals	$(28,484)	(0.48)%	$24,898	0.42%	$(3,586)	(0.06)%
Soft commodities	$253	0.00%	$141	0.00%	$394	0.00%
Stock indices	$14,309	0.24%	$(1,532)	(0.02)%	$12,777	0.22%
Total Foreign Futures Positions	$71,956		$54,961		$126,917
Total Futures Contracts	$82,938	1.41%	$143,976	2.46%	$226,914	3.87%

Forward Contracts *
Currencies	$7,014	0.12%	$(10,575)	(0.18)%	$(3,561)	(0.06)%

Total Futures and Forward Contracts	$89,952	1.53%	$133,401	2.28%	$223,353	3.81%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

U.S. Government securities in brokers’ trading accounts owned by Global 2 Class Units at December 31, 2014**

				Percent of
				Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$243,623	6/18/2015	U.S. Treasury Bills, 0.10% (cost of $243,500)	$243,537	4.15%

**Pledged as collateral for the trading of futures and forward contracts.

Securities owned by Global 2 Class Units at December 31, 2014

U.S. Government-sponsored enterprises

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$392,940	7/21/2017-10/23/2017	Federal Farm Credit Banks, 1.1%	$394,299	6.72%
$1,310,454	3/27/2017-12/19/2017	Federal Home Loan Banks, 1-1.3%	1,312,687	22.38%
$49,117	12/22/2017	Federal Agricultural Mortgage Corp., 1.3%	49,134	0.84%
	Total U.S. Government-sponsored enterprises (cost of $1,752,511)		$1,756,120	29.94%

Corporate bonds

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$30,296	2/3/2015	Foreign corporate bonds, 0.8%	$30,516	0.52%
$202,030	1/15/2015-10/1/2015	U.S. corporate bonds, 0.7-1.1%	207,543	3.54%
	Total Corporate bonds (cost of $237,277) ***		$238,059	4.06%

Commercial paper

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$50,768	4/10/2015	Foreign commercial paper, 0.5%	$50,702	0.86%
$159,337	2/6/2015-2/23/2015	U.S. commercial paper, 0.3-0.4%	159,272	2.72%
	Total Commercial paper (cost of $209,858) ***		$209,974	3.58%

Total securities owned by Global 2 Class Units at December 31, 2014			$2,204,153	37.58%

*** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 3 Class Units

December 31, 2014
Assets by Class of Units
Equity in brokers’ trading accounts:
Securities owned, at fair value (cost $4,235,235)	$4,235,886
Cash	5,412,468
Unrealized gain (loss) on open contracts, net	3,884,795
Total equity in brokers’ trading accounts	13,533,149
Cash and cash equivalents	54,950,063
Securities owned, at fair value (cost $38,258,894)	38,337,254
Interest receivable	10,637
Total assets	$106,831,103

Futures and Forward Contracts owned by Global 3 Class Units at December 31, 2014

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(72,410)	(0.07)%	$(6,348)	(0.01)%	$(78,758)	(0.08)%
Currencies	$17,827	0.02%	$657,966	0.64%	$675,793	0.66%
Energy	$(105,394)	(0.10)%	$491,355	0.48%	$385,961	0.38%
Interest rates	$123,103	0.12%	$(20,010)	(0.02)%	$103,093	0.10%
Meats	$(46,509)	(0.05)%	$14,447	0.01%	$(32,062)	(0.04)%
Metals	$(6,938)	(0.01)%	$146,441	0.14%	$139,503	0.13%
Soft commodities	$(17,222)	(0.01)%	$290,689	0.28%	$273,467	0.27%
Stock indices and single stock futures	$298,541	0.29%	$(26,291)	(0.02)%	$272,250	0.27%
Total U.S. Futures Positions	$190,998		$1,548,249		$1,739,247

Foreign Futures Positions:
Agriculturals	$1,319	0.00%	$(328)	(0.00)%	$991	0.00%
Energy	$524	0.00%	$560,885	0.55%	$561,409	0.55%
Interest rates	$1,491,850	1.46%	$(13,469)	(0.01)%	$1,478,381	1.45%
Metals	$(495,431)	(0.48)%	$433,064	0.42%	$(62,367)	(0.06)%
Soft commodities	$4,395	0.00%	$2,444	0.00%	$6,839	0.00%
Stock indices	$248,877	0.24%	$(26,655)	(0.02)%	$222,222	0.22%
Total Foreign Futures Positions	$1,251,534		$955,941		$2,207,475
Total Futures Contracts	$1,442,532	1.41%	$2,504,190	2.46%	$3,946,722	3.87%

Forward Contracts *
Currencies	$122,004	0.12%	$(183,931)	(0.18)%	$(61,927)	(0.06)%

Total Futures and Forward Contracts	$1,564,536	1.53%	$2,320,259	2.28%	$3,884,795	3.81%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

U.S. Government securities in brokers’ trading accounts owned by Global 3 Class Units at December 31, 2014**

				Percent of
				Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$4,237,378	6/18/2015	U.S. Treasury Bills, 0.10% (cost of $4,235,235)	$4,235,886	4.15%

**Pledged as collateral for the trading of futures and forward contracts.

Securities owned by Global 3 Class Units at December 31, 2014

U.S. Government-sponsored enterprises

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$6,834,481	7/21/2017-10/23/2017	Federal Farm Credit Banks, 1.1%	$6,858,116	6.72%
$22,792,993	3/27/2017-12/19/2017	Federal Home Loan Banks, 1-1.3%	22,831,819	22.38%
$854,310	12/22/2017	Federal Agricultural Mortgage Corp., 1.3%	854,596	0.84%
	Total U.S. Government-sponsored enterprises (cost of $30,481,784)		$30,544,531	29.94%

Corporate bonds

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$526,938	2/3/2015	Foreign corporate bonds, 0.8%	$530,777	0.52%
$3,513,947	1/15/2015-10/1/2015	U.S. corporate bonds, 0.7-1.1%	3,609,843	3.54%
	Total Corporate bonds (cost of $4,127,008) ***		$4,140,620	4.06%

Commercial paper

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$883,015	4/10/2015	Foreign commercial paper, 0.5%	$881,862	0.86%
$2,771,383	2/6/2015-2/23/2015	U.S. commercial paper, 0.3-0.4%	2,770,241	2.72%
	Total Commercial paper (cost of $3,650,102) ***		$3,652,103	3.58%

Total securities owned by Global 3 Class Units at December 31, 2014			$38,337,254	37.58%

*** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class A Units

December 31, 2013
Assets by Class of Units
Equity in brokers’ trading accounts:
Cash	$2,587,830
Unrealized gain (loss) on open contracts, net	1,217,639
Total equity in brokers’ trading accounts	3,805,469
Cash and cash equivalents	7,053,622
Securities owned, at fair value (cost $11,536,100)	11,552,242
Interest receivable	957
Total assets	$22,412,290

Futures, Forwards, and Options on Futures and Forward Contracts owned by Class A Units at December 31, 2013

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(32,096)	(0.15)%	$133,214	0.62%	$101,118	0.47%
Currencies	$113,569	0.53%	$223,689	1.05%	$337,258	1.58%
Energy	$(5,603)	(0.02)%	$(3,325)	(0.02)%	$(8,928)	(0.04)%
Interest rates	$(9,470)	(0.04)%	$39,543	0.19%	$30,073	0.15%
Meats	$(933)	(0.00)%	$1,477	0.01%	$544	0.01%
Metals	$2,548	0.01%	$78,543	0.37%	$81,091	0.38%
Soft commodities	$788	0.00%	$1,102	0.01%	$1,890	0.01%
Stock indices and single stock futures	$260,994	1.22%	$688	0.00%	$261,682	1.22%
Total U.S. Futures Positions	$329,797		$474,931		$804,728

Foreign Futures Positions:
Agriculturals	$433	0.00%	$1,778	0.01%	$2,211	0.01%
Energy	$8,615	0.04%	$670	0.00%	$9,285	0.04%
Interest rates	$(73,992)	(0.35)%	$51,574	0.24%	$(22,418)	(0.11)%
Metals	$(32,728)	(0.15)%	$(37,596)	(0.18)%	$(70,324)	(0.33)%
Soft commodities	$(92)	(0.00)%	$(29)	(0.00)%	$(121)	(0.00)%
Stock indices	$457,682	2.14%	$(3,675)	(0.02)%	$454,007	2.12%
Total Foreign Futures Positions	$359,918		$12,722		$372,640
Total Futures Contracts	$689,715	3.23%	$487,653	2.28%	$1,177,368	5.51%

Forward Contracts *
Currencies	$38,174	0.18%	$(3,062)	(0.01)%	$35,112	0.17%

Options on Futures and Forward Contracts *
Currencies	$4,782	0.02%	$(360)	(0.00)%	$4,422	0.02%
Interest rates	$737	0.00%	$—	(0.00)%	$737	0.00%
Total Options on Futures and Forward Contracts	$5,519	0.02%	$(360)	(0.00)%	$5,159	0.02%

Total Futures, Forward and Options on Futures and Forward Contracts	$733,408	3.43%	$484,231	2.27%	$1,217,639	5.70%

*  No individual futures, forward, and options on futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class A Units at December 31, 2013

U.S. Government-sponsored enterprises

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$6,322,061	8/27/2014-10/7/2016	Federal Farm Credit Banks, 0.2-0.9%	$6,324,890	29.62%
$1,193,292	7/29/2016-9/27/2016	Federal Home Loan Banks, 1-1.2%	1,197,493	5.61%
	Total U.S. Government-sponsored enterprises (cost of $7,514,641)		$7,522,383	35.23%

Corporate bonds

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$817,262	1/15/2014-2/3/2015	Foreign corporate bonds, 0.6-1.4% **	$837,143	3.92%
$2,611,019	1/15/2014-1/15/2016	U.S. corporate bonds, 0.5-1.5% **	2,715,478	12.72%
	Total Corporate bonds (cost of $3,544,229)		$3,552,621	16.64%

U.S. Government securities

				Percent of
				Partners’ Capital
Face Value	Maturity Date		Fair Value	(net asset value)
$477,317	3/27/2014	U.S. Treasury Bill, 0.1% (cost of $477,230)	$477,238	2.23%
Total securities owned by Class A Units at December 31, 2013			$11,552,242	54.10%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class B Units

December 31, 2013
Assets by Class of Units
Equity in brokers’ trading accounts:
Cash	$26,441,772
Unrealized gain (loss) on open contracts, net	12,441,538
Total equity in brokers’ trading accounts	38,883,310
Cash and cash equivalents	72,072,065
Securities owned, at fair value (cost $117,872,856)	118,037,795
Interest receivable	9,781
Total assets	$229,002,951

Futures, Forwards, and Options on Futures and Forward Contracts owned by Class B Units at December 31, 2013

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(327,946)	(0.15)%	$1,361,145	0.62%	$1,033,199	0.47%
Currencies	$1,160,423	0.53%	$2,285,599	1.05%	$3,446,022	1.58%
Energy	$(57,245)	(0.02)%	$(33,973)	(0.02)%	$(91,218)	(0.04)%
Interest rates	$(96,764)	(0.04)%	$404,035	0.19%	$307,271	0.15%
Meats	$(9,533)	(0.00)%	$15,090	0.01%	$5,557	0.01%
Metals	$26,032	0.01%	$802,531	0.37%	$828,563	0.38%
Soft commodities	$8,056	0.00%	$11,263	0.01%	$19,319	0.01%
Stock indices and single stock futures	$2,666,770	1.22%	$7,032	0.00%	$2,673,802	1.22%
Total U.S. Futures Positions	$3,369,793		$4,852,722		$8,222,515

Foreign Futures Positions:
Agriculturals	$4,423	0.00%	$18,171	0.01%	$22,594	0.01%
Energy	$88,030	0.04%	$6,841	0.00%	$94,871	0.04%
Interest rates	$(756,032)	(0.35)%	$526,971	0.24%	$(229,061)	(0.11)%
Metals	$(334,403)	(0.15)%	$(384,144)	(0.18)%	$(718,547)	(0.33)%
Soft commodities	$(937)	(0.00)%	$(299)	(0.00)%	$(1,236)	(0.00)%
Stock indices	$4,676,471	2.14%	$(37,550)	(0.02)%	$4,638,921	2.12%
Total Foreign Futures Positions	$3,677,552		$129,990		$3,807,542
Total Futures Contracts	$7,047,345	3.23%	$4,982,712	2.28%	$12,030,057	5.51%

Forward Contracts *
Currencies	$390,051	0.18%	$(31,283)	(0.01)%	$358,768	0.17%

Options on Futures and Forward Contracts *
Currencies	$48,864	0.02%	$(3,680)	(0.00)%	$45,184	0.02%
Interest rates	$7,529	0.00%	$—	(0.00)%	$7,529	0.00%
Total Options on Futures and Forward Contracts	$56,393	0.02%	$(3,680)	(0.00)%	$52,713	0.02%

Total Futures, Forward and Options on Futures and Forward Contracts	$7,493,789	3.43%	$4,947,749	2.27%	$12,441,538	5.70%

*  No individual futures, forward, and options on futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class B Units at December 31, 2013

U.S. Government-sponsored enterprises

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$64,597,174	8/27/2014-10/7/2016	Federal Farm Credit Banks, 0.2-0.9%	$64,626,073	29.62%
$12,192,747	7/29/2016-9/27/2016	Federal Home Loan Banks, 1-1.2%	12,235,674	5.61%
	Total U.S. Government-sponsored enterprises (cost of $76,782,636)		$76,861,747	35.23%

Corporate bonds

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$8,350,569	1/15/2014-2/3/2015	Foreign corporate bonds, 0.6-1.4% **	$8,553,712	3.92%
$26,678,706	1/15/2014-1/15/2016	U.S. corporate bonds, 0.5-1.5% **	27,746,043	12.72%
	Total Corporate bonds (cost of $36,214,003)		$36,299,755	16.64%

U.S. Government securities

				Percent of
				Partners’ Capital
Face Value	Maturity Date		Fair Value	(net asset value)
$4,877,099	3/27/2014	U.S. Treasury Bill, 0.1% (cost of $4,876,217)	$4,876,293	2.23%
Total securities owned by Class B Units at December 31, 2013			$118,037,795	54.10%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 1 Class Units

December 31, 2013
Assets by Class of Units
Equity in brokers’ trading accounts:
Cash	$452,540
Unrealized gain (loss) on open contracts, net	212,934
Total equity in brokers’ trading accounts	665,474
Cash and cash equivalents	1,233,483
Securities owned, at fair value (cost $2,017,345)	2,020,167
Interest receivable	167
Total assets	$3,919,291

Futures, Forwards, and Options on Futures and Forward Contracts owned by Legacy 1 Class Units at December 31, 2013

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(5,613)	(0.15)%	$23,295	0.62%	$17,682	0.47%
Currencies	$19,860	0.53%	$39,117	1.05%	$58,977	1.58%
Energy	$(980)	(0.02)%	$(581)	(0.02)%	$(1,561)	(0.04)%
Interest rates	$(1,656)	(0.04)%	$6,915	0.19%	$5,259	0.15%
Meats	$(163)	(0.00)%	$258	0.01%	$95	0.01%
Metals	$446	0.01%	$13,735	0.37%	$14,181	0.38%
Soft commodities	$138	0.00%	$193	0.01%	$331	0.01%
Stock indices and single stock futures	$45,641	1.22%	$120	0.00%	$45,761	1.22%
Total U.S. Futures Positions	$57,673		$83,052		$140,725

Foreign Futures Positions:
Agriculturals	$76	0.00%	$311	0.01%	$387	0.01%
Energy	$1,507	0.04%	$117	0.00%	$1,624	0.04%
Interest rates	$(12,939)	(0.35)%	$9,019	0.24%	$(3,920)	(0.11)%
Metals	$(5,723)	(0.15)%	$(6,574)	(0.18)%	$(12,297)	(0.33)%
Soft commodities	$(16)	(0.00)%	$(5)	(0.00)%	$(21)	(0.00)%
Stock indices	$80,036	2.14%	$(643)	(0.02)%	$79,393	2.12%
Total Foreign Futures Positions	$62,941		$2,225		$65,166
Total Futures Contracts	$120,614	3.23%	$85,277	2.28%	$205,891	5.51%

Forward Contracts *
Currencies	$6,676	0.18%	$(535)	(0.01)%	$6,141	0.17%

Options on Futures and Forward Contracts *
Currencies	$836	0.02%	$(63)	(0.00)%	$773	0.02%
Interest rates	$129	0.00%	$—	(0.00)%	$129	0.00%
Total Options on Futures and Forward Contracts	$965	0.02%	$(63)	(0.00)%	$902	0.02%

Total Futures, Forward and Options on Futures and Forward Contracts	$128,255	3.43%	$84,679	2.27%	$212,934	5.70%

*  No individual futures, forward, and options on futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 1 Class Units at December 31, 2013

U.S. Government-sponsored enterprises

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,105,554	8/27/2014-10/7/2016	Federal Farm Credit Banks, 0.2-0.9%	$1,106,048	29.62%
$208,674	7/29/2016-9/27/2016	Federal Home Loan Banks, 1-1.2%	209,408	5.61%
	Total U.S. Government-sponsored enterprises (cost of $1,314,103)		$1,315,456	35.23%

Corporate bonds

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$142,916	1/15/2014-2/3/2015	Foreign corporate bonds, 0.6-1.4% **	$146,393	3.92%
$456,595	1/15/2014-1/15/2016	U.S. corporate bonds, 0.5-1.5% **	474,862	12.72%
	Total Corporate bonds (cost of $619,788)		$621,255	16.64%

U.S. Government securities

				Percent of
				Partners’ Capital
Face Value	Maturity Date		Fair Value	(net asset value)
$83,470	3/27/2014	U.S. Treasury Bill, 0.1% (cost of $83,454)	$83,456	2.23%
Total securities owned by Legacy 1 Class Units at December 31, 2013			$2,020,167	54.10%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 2 Class Units

December 31, 2013
Assets by Class of Units
Equity in brokers’ trading accounts:
Cash	$629,886
Unrealized gain (loss) on open contracts, net	296,379
Total equity in brokers’ trading accounts	926,265
Cash and cash equivalents	1,716,875
Securities owned, at fair value (cost $2,807,925)	2,811,853
Interest receivable	233
Total assets	$5,455,226

Futures, Forwards, and Options on Futures and Forward Contracts owned by Legacy 2 Class Units at December 31, 2013

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(7,812)	(0.15)%	$32,425	0.62%	$24,613	0.47%
Currencies	$27,643	0.53%	$54,447	1.05%	$82,090	1.58%
Energy	$(1,364)	(0.02)%	$(809)	(0.02)%	$(2,173)	(0.04)%
Interest rates	$(2,305)	(0.04)%	$9,625	0.19%	$7,320	0.15%
Meats	$(227)	(0.00)%	$359	0.01%	$132	0.01%
Metals	$620	0.01%	$19,118	0.37%	$19,738	0.38%
Soft commodities	$192	0.00%	$268	0.01%	$460	0.01%
Stock indices and single stock futures	$63,527	1.22%	$168	0.00%	$63,695	1.22%
Total U.S. Futures Positions	$80,274		$115,601		$195,875

Foreign Futures Positions:
Agriculturals	$105	0.00%	$433	0.01%	$538	0.01%
Energy	$2,097	0.04%	$163	0.00%	$2,260	0.04%
Interest rates	$(18,010)	(0.35)%	$12,553	0.24%	$(5,457)	(0.11)%
Metals	$(7,966)	(0.15)%	$(9,151)	(0.18)%	$(17,117)	(0.33)%
Soft commodities	$(22)	(0.00)%	$(7)	(0.00)%	$(29)	(0.00)%
Stock indices	$111,401	2.14%	$(894)	(0.02)%	$110,507	2.12%
Total Foreign Futures Positions	$87,605		$3,097		$90,702
Total Futures Contracts	$167,879	3.23%	$118,698	2.28%	$286,577	5.51%

Forward Contracts *
Currencies	$9,292	0.18%	$(745)	(0.01)%	$8,547	0.17%

Options on Futures and Forward Contracts *
Currencies	$1,164	0.02%	$(88)	(0.00)%	$1,076	0.02%
Interest rates	$179	0.00%	$—	(0.00)%	$179	0.00%
Total Options on Futures and Forward Contracts	$1,343	0.02%	$(88)	(0.00)%	$1,255	0.02%

Total Futures, Forward and Options on Futures and Forward Contracts	$178,514	3.43%	$117,865	2.27%	$296,379	5.70%

*  No individual futures, forward, and options on futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 2 Class Units at December 31, 2013

U.S. Government-sponsored enterprises

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,538,811	8/27/2014-10/7/2016	Federal Farm Credit Banks, 0.2-0.9%	$1,539,499	29.62%
$290,451	7/29/2016-9/27/2016	Federal Home Loan Banks, 1-1.2%	291,474	5.61%
	Total U.S. Government-sponsored enterprises (cost of $1,829,088)		$1,830,973	35.23%

Corporate bonds

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$198,924	1/15/2014-2/3/2015	Foreign corporate bonds, 0.6-1.4% **	$203,763	3.92%
$635,531	1/15/2014-1/15/2016	U.S. corporate bonds, 0.5-1.5% **	660,956	12.72%
	Total Corporate bonds (cost of $862,677)		$864,719	16.64%

U.S. Government securities

				Percent of
				Partners’ Capital
Face Value	Maturity Date		Fair Value	(net asset value)
$116,180	3/27/2014	U.S. Treasury Bill, 0.1% (cost of $116,160)	$116,161	2.23%
Total securities owned by Legacy 2 Class Units at December 31, 2013			$2,811,853	54.10%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 1 Class Units

December 31, 2013
Assets by Class of Units
Equity in brokers’ trading accounts:
Cash	$1,144,983
Unrealized gain (loss) on open contracts, net	538,745
Total equity in brokers’ trading accounts	1,683,728
Cash and cash equivalents	3,120,870
Securities owned, at fair value (cost $5,104,139)	5,111,281
Interest receivable	424
Total assets	$9,916,303

Futures, Forwards, and Options on Futures and Forward Contracts owned by Global 1 Class Units at December 31, 2013

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(14,201)	(0.15)%	$58,940	0.62%	$44,739	0.47%
Currencies	$50,249	0.53%	$98,971	1.05%	$149,220	1.58%
Energy	$(2,479)	(0.02)%	$(1,471)	(0.02)%	$(3,950)	(0.04)%
Interest rates	$(4,190)	(0.04)%	$17,496	0.19%	$13,306	0.15%
Meats	$(413)	(0.00)%	$653	0.01%	$240	0.01%
Metals	$1,127	0.01%	$34,751	0.37%	$35,878	0.38%
Soft commodities	$349	0.00%	$488	0.01%	$837	0.01%
Stock indices and single stock futures	$115,477	1.22%	$305	0.00%	$115,782	1.22%
Total U.S. Futures Positions	$145,919		$210,133		$356,052

Foreign Futures Positions:
Agriculturals	$192	0.00%	$787	0.01%	$979	0.01%
Energy	$3,812	0.04%	$296	0.00%	$4,108	0.04%
Interest rates	$(32,738)	(0.35)%	$22,819	0.24%	$(9,919)	(0.11)%
Metals	$(14,480)	(0.15)%	$(16,634)	(0.18)%	$(31,114)	(0.33)%
Soft commodities	$(41)	(0.00)%	$(13)	(0.00)%	$(54)	(0.00)%
Stock indices	$202,501	2.14%	$(1,626)	(0.02)%	$200,875	2.12%
Total Foreign Futures Positions	$159,246		$5,629		$164,875
Total Futures Contracts	$305,165	3.23%	$215,762	2.28%	$520,927	5.51%

Forward Contracts *
Currencies	$16,890	0.18%	$(1,355)	(0.01)%	$15,535	0.17%

Options on Futures and Forward Contracts *
Currencies	$2,116	0.02%	$(159)	(0.00)%	$1,957	0.02%
Interest rates	$326	0.00%	$—	(0.00)%	$326	0.00%
Total Options on Futures and Forward Contracts	$2,442	0.02%	$(159)	(0.00)%	$2,283	0.02%

Total Futures, Forward and Options on Futures and Forward Contracts	$324,497	3.43%	$214,248	2.27%	$538,745	5.70%

*  No individual futures, forward, and options on futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 1 Class Units at December 31, 2013

U.S. Government-sponsored enterprises

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,797,191	8/27/2014-10/7/2016	Federal Farm Credit Banks, 0.2-0.9%	$2,798,443	29.62%
$527,971	7/29/2016-9/27/2016	Federal Home Loan Banks, 1-1.2%	529,830	5.61%
	Total U.S. Government-sponsored enterprises (cost of $3,324,847)		$3,328,273	35.23%

Corporate bonds

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$361,597	1/15/2014-2/3/2015	Foreign corporate bonds, 0.6-1.4% **	$370,393	3.92%
$1,155,243	1/15/2014-1/15/2016	U.S. corporate bonds, 0.5-1.5% **	1,201,461	12.72%
	Total Corporate bonds (cost of $1,568,141)		$1,571,854	16.64%

U.S. Government securities

				Percent of
				Partners’ Capital
Face Value	Maturity Date		Fair Value	(net asset value)

$211,188	3/27/2014	U.S. Treasury Bill, 0.1% (cost of $211,151)	$211,154	2.23%

Total securities owned by Global 1 Class Units at December 31, 2013			$5,111,281	54.10%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 2 Class Units

December 31, 2013
Assets by Class of Units
Equity in brokers’ trading accounts:
Cash	$1,983,670
Unrealized gain (loss) on open contracts, net	933,368
Total equity in brokers’ trading accounts	2,917,038

Cash and cash equivalents	5,406,867
Securities owned, at fair value (cost $8,842,856)	8,855,230
Interest receivable	734
Total assets	$17,179,869

Futures, Forwards, and Options on Futures and Forward Contracts owned by Global 2 Class Units at December 31, 2013

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(24,603)	(0.15)%	$102,114	0.62%	$77,511	0.47%
Currencies	$87,055	0.53%	$171,466	1.05%	$258,521	1.58%
Energy	$(4,295)	(0.02)%	$(2,549)	(0.02)%	$(6,844)	(0.04)%
Interest rates	$(7,259)	(0.04)%	$30,311	0.19%	$23,052	0.15%
Meats	$(715)	(0.00)%	$1,132	0.01%	$417	0.01%
Metals	$1,953	0.01%	$60,206	0.37%	$62,159	0.38%
Soft commodities	$604	0.00%	$845	0.01%	$1,449	0.01%
Stock indices and single stock futures	$200,062	1.22%	$528	0.00%	$200,590	1.22%
Total U.S. Futures Positions	$252,802		$364,053		$616,855

Foreign Futures Positions:
Agriculturals	$332	0.00%	$1,363	0.01%	$1,695	0.01%
Energy	$6,604	0.04%	$513	0.00%	$7,117	0.04%
Interest rates	$(56,718)	(0.35)%	$39,534	0.24%	$(17,184)	(0.11)%
Metals	$(25,087)	(0.15)%	$(28,819)	(0.18)%	$(53,906)	(0.33)%
Soft commodities	$(70)	(0.00)%	$(22)	(0.00)%	$(92)	(0.00)%
Stock indices	$350,830	2.14%	$(2,817)	(0.02)%	$348,013	2.12%
Total Foreign Futures Positions	$275,891		$9,752		$285,643
Total Futures Contracts	$528,693	3.23%	$373,805	2.28%	$902,498	5.51%

Forward Contracts *
Currencies	$29,262	0.18%	$(2,347)	(0.01)%	$26,915	0.17%

Options on Futures and Forward Contracts *
Currencies	$3,666	0.02%	$(276)	(0.00)%	$3,390	0.02%
Interest rates	$565	0.00%	$—	(0.00)%	$565	0.00%
Total Options on Futures and Forward Contracts	$4,231	0.02%	$(276)	(0.00)%	$3,955	0.02%

Total Futures, Forward and Options on Futures and Forward Contracts	$562,186	3.43%	$371,182	2.27%	$933,368	5.70%

*  No individual futures, forward, and options on futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 2 Class Units at December 31, 2013

U.S. Government-sponsored enterprises

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$4,846,099	8/27/2014-10/7/2016	Federal Farm Credit Banks, 0.2-0.9%	$4,848,267	29.62%
$914,703	7/29/2016-9/27/2016	Federal Home Loan Banks, 1-1.2%	917,924	5.61%
	Total U.S. Government-sponsored enterprises (cost of $5,760,256)		$5,766,191	35.23%

Corporate bonds

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$626,462	1/15/2014-2/3/2015	Foreign corporate bonds, 0.6-1.4% **	$641,702	3.92%
$2,001,444	1/15/2014-1/15/2016	U.S. corporate bonds, 0.5-1.5% **	2,081,516	12.72%
	Total Corporate bonds (cost of $2,716,785)		$2,723,218	16.64%

U.S. Government securities

				Percent of
				Partners’ Capital
Face Value	Maturity Date		Fair Value	(net asset value)

$365,881	3/27/2014	U.S. Treasury Bill, 0.1% (cost of $365,815)	$365,821	2.23%

Total securities owned by Global 2 Class Units at December 31, 2013			$8,855,230	54.10%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 3 Class Units

December 31, 2013
Assets by Class of Units
Equity in brokers’ trading accounts:
Cash	$20,975,510
Unrealized gain (loss) on open contracts, net	9,869,515
Total equity in brokers’ trading accounts	30,845,025

Cash and cash equivalents	57,172,730
Securities owned, at fair value (cost $93,505,201)	93,636,044
Interest receivable	7,759
Total assets	$181,661,558

Futures, Forwards, and Options on Futures and Forward Contracts owned by Global 3 Class Units at December 31, 2013

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(260,150)	(0.15)%	$1,079,758	0.62%	$819,608	0.47%
Currencies	$920,531	0.53%	$1,813,101	1.05%	$2,733,632	1.58%
Energy	$(45,409)	(0.02)%	$(26,950)	(0.02)%	$(72,359)	(0.04)%
Interest rates	$(76,761)	(0.04)%	$320,509	0.19%	$243,748	0.15%
Meats	$(7,563)	(0.00)%	$11,971	0.01%	$4,408	0.01%
Metals	$20,649	0.01%	$636,626	0.37%	$657,275	0.38%
Soft commodities	$6,390	0.00%	$8,935	0.01%	$15,325	0.01%
Stock indices and single stock futures	$2,115,473	1.22%	$5,578	0.00%	$2,121,051	1.22%
Total U.S. Futures Positions	$2,673,160		$3,849,528		$6,522,688

Foreign Futures Positions:
Agriculturals	$3,508	0.00%	$14,414	0.01%	$17,922	0.01%
Energy	$69,831	0.04%	$5,427	0.00%	$75,258	0.04%
Interest rates	$(599,738)	(0.35)%	$418,031	0.24%	$(181,707)	(0.11)%
Metals	$(265,273)	(0.15)%	$(304,730)	(0.18)%	$(570,003)	(0.33)%
Soft commodities	$(743)	(0.00)%	$(239)	(0.00)%	$(982)	(0.00)%
Stock indices	$3,709,711	2.14%	$(29,787)	(0.02)%	$3,679,924	2.12%
Total Foreign Futures Positions	$2,917,296		$103,116		$3,020,412
Total Futures Contracts	$5,590,456	3.23%	$3,952,644	2.28%	$9,543,100	5.51%

Forward Contracts *
Currencies	$309,415	0.18%	$(24,815)	(0.01)%	$284,600	0.17%

Options on Futures and Forward Contracts *
Currencies	$38,762	0.02%	$(2,920)	(0.00)%	$35,842	0.02%
Interest rates	$5,973	0.00%	$—	(0.00)%	$5,973	0.00%
Total Options on Futures and Forward Contracts	$44,735	0.02%	$(2,920)	(0.00)%	$41,815	0.02%

Total Futures, Forward and Options on Futures and Forward Contracts	$5,944,606	3.43%	$3,924,909	2.27%	$9,869,515	5.70%

*  No individual futures, forward, and options on futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 3 Class Units at December 31, 2013

U.S. Government-sponsored enterprises

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$51,243,110	8/27/2014-10/7/2016	Federal Farm Credit Banks, 0.2-0.9%	$51,266,035	29.62%
$9,672,162	7/29/2016-9/27/2016	Federal Home Loan Banks, 1-1.2%	9,706,214	5.61%
	Total U.S. Government-sponsored enterprises (cost of $60,909,492)		$60,972,249	35.23%

Corporate bonds

				Percent of
				Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$6,624,270	1/15/2014-2/3/2015	Foreign corporate bonds, 0.6-1.4% **	$6,785,420	3.92%
$21,163,462	1/15/2014-1/15/2016	U.S. corporate bonds, 0.5-1.5% **	22,010,151	12.72%
	Total Corporate bonds (cost of $28,727,544)		$28,795,571	16.64%

U.S. Government securities

				Percent of
				Partners’ Capital
Face Value	Maturity Date		Fair Value	(net asset value)

$3,868,865	3/27/2014	U.S. Treasury Bill, 0.1% (cost of $3,868,165)	$3,868,224	2.23%

Total securities owned by Global 3 Class Units at December 31, 2013			$93,636,044	54.10%

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

	2014	2013	2012

Total return — Class A Units	6.66%	(3.84)%	(6.13)%
Total return — Class B Units	6.07%	(4.44)%	(6.74)%
Total return — Legacy 1 Class Units	8.64%	(1.75)%	(3.96)%
Total return — Legacy 2 Class Units	8.55%	(1.95)%	(4.26)%
Total return — Global 1 Class Units	9.34%	(1.22)%	(3.30)%
Total return — Global 2 Class Units	9.14%	(1.44)%	(3.55)%
Total return — Global 3 Class Units	7.46%	(3.06)%	(5.19)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees	5.82%	6.29%	6.34%
Incentive fees	2.33%	0.28%	1.23%
Total expenses	8.15%	6.57%	7.57%
Net investment loss (1)	(5.51)%	(6.05)%	(6.09)%

(1) Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Limited Partners for the years ended December 31, 2014, 2013 and 2012.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The following per unit performance calculations reflect activity related to the Partnership.

	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at December 31, 2011	$1,295.84	$1,099.04	$912.23	$903.06	$874.34	$866.22	$822.60
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	16.23	14.22	10.83	11.37	11.36	11.07	10.63
Expenses net of interest income*	(95.70)	(88.29)	(46.96)	(49.83)	(40.18)	(41.80)	(53.33)
Total income (loss) from operations	(79.47)	(74.07)	(36.13)	(38.46)	(28.82)	(30.73)	(42.70)
Net asset value per unit at December 31, 2012	1,216.37	1,024.97	876.10	864.60	845.52	835.49	779.90
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	30.09	25.15	21.46	21.71	20.77	20.73	19.29
Expenses net of interest income*	(76.80)	(70.70)	(36.80)	(38.55)	(31.05)	(32.77)	(43.16)
Total income (loss) from operations	(46.71)	(45.55)	(15.34)	(16.84)	(10.28)	(12.04)	(23.87)
Net asset value per unit at December 31, 2013	1,169.66	979.42	860.76	847.76	835.24	823.45	756.03
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	168.43	140.66	125.72	115.14	126.11	117.18	110.61
Expenses net of interest income*	(90.52)	(81.24)	(51.33)	(42.64)	(48.11)	(41.94)	(54.17)
Total income (loss) from operations	77.91	59.42	74.39	72.50	78.00	75.24	56.44
Net asset value per unit at December 31, 2014	$1,247.57	$1,038.84	$935.15	$920.26	$913.24	$898.69	$812.47

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

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The Partnership utilizes E D & F Man Capital Markets Inc., Jefferies Bache, LLC, UBS Securities LLC and SG Americas Securities, LLC as its clearing brokers.

The amount of required margin and good faith deposits with the FCMs and interbank market makers usually ranges from 5% to 35% of the Partnership’s net asset value. The fair value of securities held to satisfy such requirements at December 31, 2014 and December 31, 2013 was $12,395,634 and $0, respectively, which was 4.15% and 0% of the net asset value, respectively.  The cash deposited with the FCMs and interbank market makers at December 31, 2014 and December 31, 2013 was $15,838,709 and $54,216,191, respectively, which was 5.31% and 12.12% of the net asset value, respectively.

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

Note 11. Derivative Instruments

The Partnership follows the provisions of FASB ASC 815, Derivatives and Hedging. FASB ASC 815 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. FASB ASC 815 applies to all derivative instruments within the scope of FASB ASC 815-10-05. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under FASB ASC 815-10-05. FASB ASC 815 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in FASB ASC 815-10-05 and generally increases the level of disaggregation that will be required in an entity’s financial statements. FASB ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements (see Trading Activities and Related Risks, Note 9).

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05. The monthly average futures contracts, forward contracts, options on futures contracts and equity options bought and sold was approximately 70,438 and 112,023 for the years ended December 31, 2014 and 2013, respectively. The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments at December 31, 2014 and 2013

	Asset	Liability
	Derivatives*	Derivatives*
	12/31/2014	12/31/2014	Fair Value
Agricultural contracts	$191,641	$(419,214)	$(227,573)
Currencies contracts	3,333,870	(1,537,492)	1,796,378
Energy contracts	3,081,754	(309,423)	2,772,331
Interest rates contracts	5,167,693	(539,761)	4,627,932
Meats contracts	59,987	(153,808)	(93,821)
Metals contracts	1,755,563	(1,529,838)	225,725
Soft commodities contracts	888,928	(68,652)	820,276
Stock indices contracts	2,186,388	(739,391)	1,446,997

	$16,665,824	$(5,297,579)	$11,368,245

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

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Years Ended December 31, 2014, 2013 and 2012

	Years Ended December 31,
Type of Contract	2014*	2013*	2012*

Agriculturals contracts	$4,048,911	$4,293,821	$(3,869,332)
Currencies contracts	12,825,420	2,122,143	(4,935,784)
Energy contracts	10,731,474	(23,395,558)	(3,960,783)
Interest rates contracts	32,913,449	(24,374,049)	14,926,969
Meats contracts	3,446,508	1,088,278	(1,467,087)
Metals contracts	(7,747,986)	4,917,479	(12,997,845)
Soft commodities contracts	3,171,146	617,412	354,779
Stock indices contracts	(13,390,190)	53,211,357	34,215,188

	$45,998,732	$18,480,883	$22,266,105

* The gains or losses on derivatives, including agriculturals, currencies, energy, interest rates, meats, metals, soft commodities and stock indices contracts are included in the realized and change in unrealized gains (loss) from futures and forward trading in the consolidated statement of operations.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Line Item in Consolidated Statement of	For years ended December 31,
Operations	2014	2013	2012

Net gain (loss) from futures and forward trading Realized	$60,061,238	$(3,286,886)	$26,546,796
Change in unrealized	(14,062,506)	21,767,769	(4,280,691)
Total realized and changed in unrealized net gain (loss) from futures and forward trading	$45,998,732	$18,480,883	$22,266,105

The tables below show the gross and net information related to derivatives eligible for offset in the Consolidated Statement of Financial Condition as of December 31, 2014 and 2013.

Offsetting of Derivative Assets

As of December 31, 2014

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$15,469,004	$(3,919,537)	$11,549,467
Forward contracts	1,196,820	(1,378,042)	(181,222)
Total derivatives	$16,665,824	$(5,297,579)	$11,368,245

Derivatives Assets and Collateral Received by Counterparty

As of December 31, 2014

	Net Amount of
	Unrealized Gain
	Presented in	Gross Amounts Not Offset in the
	the Consolidated	Statement of Financial Condition
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Bank of America N.A.	$207,217	$—	$—	$207,217
Jefferies, LLC	4,107,099	—	—	4,107,099
Newedge USA, LLC	1,285,569	—	—	1,285,569
UBS Securities LLC	5,768,360	—	—	5,768,360
Total	$11,368,245	$—	$—	$11,368,245

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

Note 12. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure. Subsequent to December 31, 2014, there were contributions and redemptions totaling approximately $4,630,000 and $7,875,000, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: February 24, 2015	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David M. Kavanagh and Maureen O’Rourke, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in- fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2015.

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

101.1

The following financial statements from Grant Park’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

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