Form 10-Q
period 2015-03-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2015-05-15
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  March 31, 2015

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

QUARTER ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Equity in brokers’ trading accounts:
Securities owned, at fair value (cost $12,393,731)	$12,399,728	$12,395,634
Cash	19,547,977	3,436,216
Net unrealized gain (loss) on open futures contracts	6,933,945	11,549,467
Total equity in brokers’ trading accounts	38,881,650	27,381,317
Cash and cash equivalents	161,795,310	173,204,949
Securities owned, at fair value (cost $105,186,129 and $111,958,454, respectively)	105,429,824	112,187,759
Net unrealized gain (loss) on open forward currency contracts	(438,811)	(181,222)
Interest receivable, net	38,011	31,132
Total assets	$305,705,984	$312,623,935
Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$1,606,940	$1,679,754
Accrued incentive fees	2,827,993	5,188,240
Organization and offering costs payable	73,143	74,324
Accrued operating expenses	63,177	64,150
Pending limited partner additions	497,000	115,000
Redemptions payable to limited partners	5,689,611	6,973,279
Total liabilities	10,757,864	14,094,747
Partners’ Capital (Net Asset Value)
General Partner
Class A (307.34 units outstanding at both March 31, 2015 and December 31, 2014)	394,648	383,435
Legacy 1 Class (1,025.00 units outstanding at both March 31, 2015 and December 31, 2014)	991,255	958,529
Legacy 2 Class (263.13 units outstanding at both March 31, 2015 and December 31, 2014)	250,277	242,148
Global 1 Class (1,372.89 units outstanding at both March 31, 2015 and December 31, 2014)	1,298,524	1,253,774
Global 2 Class (1,329.58 units outstanding at both March 31, 2015 and December 31, 2014,	1,236,834	1,194,874

Limited Partners
Class A (12,034.73 and 12,125.34 units outstanding at March 31, 2015 and December 31, 2014, respectively)	15,453,243	15,127,238
Class B (151,468.55 and 155,869.84 units outstanding at March 31, 2015 and December 31, 2014, respectively)	161,713,697	161,924,013
Legacy 1 Class (1,755.65 and 1,802.74 units outstanding at March 31, 2015 and December 31, 2014, respectively)	1,697,855	1,685,836
Legacy 2 Class (678.52 and 724.42 units outstanding at March 31, 2015 and December 31, 2014, respectively)	645,368	666,651
Global 1 Class (15,251.05 and 9,206.57 units outstanding at March 31, 2015 and December 31, 2014, respectively)	14,424,895	8,407,766
Global 2 Class (5,087.01 and 5,196.84 units outstanding at March 31, 2015 and December 31, 2014, respectively)	4,732,155	4,670,326
Global 3 Class (109,950.13 and 125,561.73 units outstanding at March 31, 2015 and December 31, 2014, respectively)	92,109,369	102,014,598
Total partners’ capital (net asset value)	294,948,120	298,529,188
Total liabilities and partners’ capital (net asset value)	$305,705,984	$312,623,935

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

March 31, 2015

(Unaudited)

Futures and Forward Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(312,292)	(0.11)%	$108,319	0.04%	$(203,973)	(0.07)%
Currencies	$(3,115)	(0.00)%	$206,864	0.07%	$203,749	0.07%
Energy	$(43,944)	(0.01)%	$437,048	0.15%	$393,104	0.14%
Interest rates	$1,996,746	0.67%	$(65,438)	(0.02)%	$1,931,308	0.65%
Meats	$47,295	0.02%	$35,173	0.01%	$82,468	0.03%
Metals	$(15,050)	(0.01)%	$(231,355)	(0.08)%	$(246,405)	(0.09)%
Soft commodities	$(1,500)	(0.00)%	$1,254,857	0.43%	$1,253,357	0.43%
Stock indices and single stock futures	$(156,035)	(0.05)%	$(23,773)	(0.01)%	$(179,808)	(0.06)%
Total U.S. Futures Positions	$1,512,105		$1,721,695		$3,233,800

Foreign Futures Positions:
Agriculturals	$980	0.00%	$1,979	0.00%	$2,959	0.00%
Energy	$—	(0.00)%	$137,411	0.05%	$137,411	0.05%
Interest rates	$2,879,648	0.98%	$(13,719)	(0.00)%	$2,865,929	0.98%
Metals	$208,588	0.07%	$(480,813)	(0.16)%	$(272,225)	(0.09)%
Soft commodities	$(67,385)	(0.02)%	$30,943	0.01%	$(36,442)	(0.01)%
Stock indices	$990,962	0.35%	$11,551	0.00%	$1,002,513	0.35%
Total Foreign Futures Positions	$4,012,793		$(312,648)		$3,700,145
Total Futures Contracts	$5,524,898	1.87%	$1,409,047	0.48%	$6,933,945	2.35%

Forward Contracts *
Currencies	$(31,146)	(0.01)%	$(407,665)	(0.14)%	$(438,811)	(0.15)%

Total Futures and Forward Contracts	$5,493,752	1.86%	$1,001,382	0.34%	$6,495,134	2.20%

*  No individual futures or forward contract position constituted greater than 1 percent of partners’ capital (net asset value).

Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2015

(Unaudited)

U.S. Government securities in brokers’ trading accounts**

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$12,400,000	6/18/2015	U.S. Treasury Bills, 0.1% (cost of $12,393,731)	$12,399,728	4.20%

Securities owned

U.S. Government-sponsored enterprises

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$20,000,000	7/21/2017-10/23/2017	Federal Farm Credit Banks, 1.1%	$20,070,417	6.80%
$70,233,333	3/27/2017-3/29/2018	Federal Home Loan Banks, 1.0-1.4%	70,369,113	23.86%
$5,000,000	12/22/2017-1/8/2018	Farmer Mac Callable Note, 1.3%	5,016,705	1.70%
Total U.S. Government-sponsored enterprises (cost of $95,233,333)			$95,456,235	32.36%

Commercial paper

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)

$5,300,000	5/1/2015	U.S. Commercial paper, 0.4%	$5,298,278	1.80%
$2,584,000	4/10/2015	Foreign Commercial paper, 0.4%	2,583,693	0.88%
Total Commercial paper (cost of $7,872,782)***			$7,881,971	2.68%

Corporate Bonds

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)

$2,000,000	10/1/2015	U.S. Corporate bonds, 1.1% (cost of $2,080,014)	$2,091,618	0.71%

		Percent of Partners’ Capital
	Fair Value	(net asset value)
Total securities owned	$105,429,824	35.75%

**Pledged as collateral for the trading of futures and forward contracts.

*** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2014

Futures, and Forward Contracts

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

*  No individual futures or forward contract position constituted greater than 1 percent of partners’ capital (net asset value).

Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2014

U.S. Government securities in brokers’ trading accounts**

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$12,400,000	6/18/2015	U.S. Treasury Bills, 0.1% (cost of $12,393,731)	$12,395,634	4.15%

Securities owned

U.S. Government-sponsored enterprises

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$20,000,000	7/21/2017-10/23/2017	Federal Farm Credit Banks, 1.1%	$20,069,167	6.72%
$66,700,000	3/27/2017-12/19/2017	Federal Home Loan Banks, 1-1.3%	66,813,621	22.38%
$2,500,000	12/22/2017	Federal Agricultural Mortgage Corp., 1.3%	2,500,837	0.84%
Total U.S. Government-sponsored enterprises (cost of $89,200,000)			$89,383,625	29.94%

Corporate Bonds

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,542,000	2/3/2015	Foreign corporate bonds, 0.8%	$1,553,227	0.52%
$10,283,000	1/15/2015-10/1/2015	U.S. corporate bonds, 0.7-1.1%	10,563,619	3.54%
Total Corporate bonds (cost of $12,077,022) ***			$12,116,846	4.06%

Commercial paper

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)

$2,584,000	4/10/2015	Foreign commercial paper, 0.5%	$2,580,625	0.86%
$8,110,000	2/6/2015-2/23/2015	U.S. commercial paper, 0.3-0.4%	8,106,663	2.72%
Total Commercial paper (cost of $10,681,432) ***			$10,687,288	3.58%

		Percent of Partners’ Capital
	Fair Value	(net asset value)
Total securities owned	$112,187,759	37.58%

**Pledged as collateral for the trading of futures and forward contracts.

*** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$21,735,994	$(845,120)
Change in unrealized	(4,615,522)	(18,652,704)
Commissions	(1,148,318)	(1,572,292)
Net gains (losses) from futures trading	15,972,154	(21,070,116)

Net gain (loss) from forward trading
Realized	(43,760)	(1,640,249)
Change in unrealized	(257,589)	170,845
Net gains (losses) from forward trading	(301,349)	(1,469,404)

Net trading gains (losses)	$15,670,805	$(22,539,520)

Net investment income (loss)
Income
Interest income	349,733	305,404
Expenses from operations
Brokerage charge	3,958,848	5,346,548
Incentive fees	2,854,760	783
Organizational and offering costs	221,638	304,286
Operating expenses	191,386	262,049
Total expenses	7,226,632	5,913,666
Net investment loss	$(6,876,899)	$(5,608,262)
Net income (loss)	$8,793,906	$(28,147,782)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$36.49	$(74.71)
General Partner & Limited Partner Class B Units	$28.80	$(64.05)
General Partner & Limited Partner Legacy 1 Class Units	$31.93	$(50.30)
General Partner & Limited Partner Legacy 2 Class Units	$30.89	$(50.04)
General Partner & Limited Partner Global 1 Class Units	$32.59	$(48.60)
General Partner & Limited Partner Global 2 Class Units	$31.55	$(48.40)
General Partner & Limited Partner Global 3 Class Units	$25.27	$(47.56)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Three Months Ended March 31, 2015

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of		Number of		Number of		Number of		Number of		Number of		Number of		Number of
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount

Partners’ capital, (net asset value) December 31, 2014	307.34	$383,435	12,125.34	$15,127,238	—	$—	155,869.84	$161,924,013	1,025.00	$958,529	1,802.74	$1,685,836	263.13	$242,148	724.42	$666,651
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(90.61)	(116,046)	—	—	(4,401.29)	(4,694,684)	—	—	(47.09)	(45,362)	—	—	(45.90)	(43,442)
Net income (loss)	—	11,213	—	442,051	—	—	—	4,484,368	—	32,726	—	57,381	—	8,129	—	22,159
Partners’ capital, (net asset value) March 31, 2015	307.34	$394,648	12,034.73	$15,453,243	—	$—	151,468.55	$161,713,697	1,025.00	$991,255	1,755.65	$1,697,855	263.13	$250,277	678.52	$645,368

Net asset value per unit at December 31, 2014		$1,247.57				$1,038.84				$935.15				$920.26

Net asset value per unit at March 31, 2015		$1,284.06				$1,067.64				$967.08				$951.15

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number of		Number of		Number of		Number of		Number of		Number of		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Amount

Partners’ capital, (net asset value) December 31, 2014	1,372.89	$1,253,774	9,206.57	$8,407,766	1,329.58	$1,194,874	5,196.84	$4,670,326	—	$—	125,561.73	$102,014,598	$298,529,188
Contributions	—	—	7,243.58	6,686,019	—	—	—	—	—	—	735.49	610,653	7,296,672
Redemptions	—	—	(1,199.10)	(1,129,413)	—	—	(109.83)	(101,684)	—	—	(16,347.09)	(13,541,015)	(19,671,646)
Net income (loss)	—	44,750	—	460,523	—	41,960	—	163,513	—	—	—	3,025,133	8,793,906
Partners’ capital, (net asset value) March 31, 2015	1,372.89	$1,298,524	15,251.05	$14,424,895	1,329.58	$1,236,834	5,087.01	$4,732,155	—	$—	109,950.13	$92,109,369	$294,948,120

Net asset value per unit at December 31, 2014		$913.24				$898.69				$812.47

Net asset value per unit at March 31, 2015		$945.83				$930.24				$837.74

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

There were no assets allocated to GP 3, GP 5, GP 6 and GP 15 as of March 31, 2015 and December 31, 2014.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. As of March 31, 2015, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2011.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At March 31, 2015 and December 31, 2014, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Reclassification: Certain amounts in the 2014 consolidated financial statements have been reclassified to conform with the 2015 presentation.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the period ended March 31, 2015 and 2014, substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$—	$12,399,728	$—	$12,399,728
U.S. and foreign futures contracts	6,933,945	—	—	6,933,945
Cash and cash equivalents
Bank deposits	2,654,053	—	—	2,654,053
Foreign commercial paper	—	10,002,404	—	10,002,404
U.S. Commercial paper	—	140,584,861	—	140,584,861
Securities owned
U.S. Government-sponsored enterprises	—	95,456,235	—	95,456,235
Foreign commercial paper		2,583,693		2,583,693
U.S. Commercial paper	—	5,298,278	—	5,298,278
Corporate bonds	—	2,091,618	—	2,091,618
Forward currency contracts	—	(438,811)	—	(438,811)
Total	$9,587,998	$267,978,006	$—	$277,566,004

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 10. See the consolidated condensed schedule of investments for additional detail categorization.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$—	$12,395,634	$—	$12,395,634
U.S. and foreign futures contracts	11,549,467	—	—	11,549,467
Cash and cash equivalents
Bank deposits	6,163,896	—	—	6,163,896
Foreign commercial paper	—	18,301,948	—	18,301,948
U.S. Commercial paper	—	136,220,051	—	136,220,051
Securities owned
Foreign commercial paper		2,580,625		2,580,625
U.S. commercial paper	—	8,106,663	—	8,106,663
U.S. Government-sponsored enterprises	—	89,383,625	—	89,383,625
Foreign corporate bonds	—	1,553,227	—	1,553,227
U.S. corporate bonds	—	10,563,619	—	10,563,619
Forward currency contracts	—	(181,222)	—	(181,222)
Total	$17,713,363	$278,924,170	$—	$296,637,533

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 10. See the consolidated condensed schedule of investments for additional detail categorization.

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. The Partnership believes that these transfers reflect a better classification of the instruments based on the lack of Level 1 inputs available and market activity levels of the securities described above.  There was no effect on the consolidated statement of operations for year the ended December 31, 2014. There were no transfers among Levels 1, 2 and 3 during the three months ended March 31, 2015 and year ended December 31, 2014.

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

Note 4. Commodity Trading Advisors

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors. Each Trading Company has entered into an advisory contract with its own Advisor. The commodity trading advisors are Amplitude Capital International Limited (“Amplitude”), EMC Capital Advisors, LLC (“EMC”), Lynx Asset Management AB (“Lynx”), Quantica Capital AG (“Quantica”), Rabar Market Research, Inc. (“Rabar”), Revolution Capital Management, LLC (“RCM”), Transtrend B.V. (“Transtrend”) and Winton Capital Management Limited (“Winton”) (collectively, the “Advisors”). The Advisors are paid a consulting fee, either monthly or quarterly, ranging from 0 percent to 2 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee ranging from 20 percent to 23.5 percent of the new trading profits on the allocated net assets of the Advisor.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amount of $3,958,848 and $5,346,548 for the three months ended March 31, 2015 and 2014, respectively, is shown on the consolidated statements of operations.

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership.  The organization and offering costs in the amounts of $221,638 and $304,286 for the three months ended March 31, 2015 and 2014, respectively, are shown on the consolidated statement of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year.  The operating expenses in the amounts of $191,386 and $262,049 for the three months ended March 31, 2015 and 2014, respectively, are shown on the consolidated statement of operations.

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

	Three Months Ended
	March 31,
	2015	2014

Total return — Class A Units	2.92%	(6.39)%
Total return — Class B Units	2.77%	(6.54)%
Total return — Legacy 1 Class Units	3.41%	(5.84)%
Total return — Legacy 2 Class Units	3.36%	(5.90)%
Total return — Global 1 Class Units	3.57%	(5.82)%
Total return — Global 2 Class Units	3.51%	(5.88)%
Total return — Global 3 Class Units	3.11%	(6.29)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	5.85%	5.72%
Incentive fees (2)	0.95%	(0.00)%
Total expenses	6.80%	5.72%
Net investment loss (1) (3)	(5.38)%	(5.42)%

(1) Annualized.

(2) Not annualized.

(3) Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three months ended March 31, 2015 and 2014 (annualized).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The following per unit performance calculations reflect activity related to the Partnership for the three months ended March 31, 2015 and 2014.

Class A Units

	Three Months Ended
	March 31,
	2015	2014

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,247.57	$1,169.66
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	65.67	(58.84)
Expenses net of interest income*	(29.18)	(15.87)
Total income (loss) from operations	36.49	(74.71)
Net asset value per unit at end of period	$1,284.06	$1,094.95

Class B Units

	Three Months Ended
	March 31,
	2015	2014

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,038.84	$979.42
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	54.80	(49.27)
Expenses net of interest income*	(26.00)	(14.78)
Total income (loss) from operations	28.80	(64.05)
Net asset value per unit at end of period	$1,067.64	$915.37

Legacy 1 Class Units

	Three Months Ended
	March 31,
	2015	2014

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$935.15	$860.76
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	49.28	(43.44)
Expenses net of interest income*	(17.35)	(6.86)
Total income (loss) from operations	31.93	(50.30)
Net asset value per unit at end of period	$967.08	$810.46

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Legacy 2 Class Units

	Three Months Ended
	March 31,
	2015	2014

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$920.26	$847.76
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	48.58	(42.59)
Expenses net of interest income*	(17.69)	(7.45)
Total income (loss) from operations	30.89	(50.04)
Net asset value per unit at end of period	$951.15	$797.72

Global 1 Class Units

	Three Months Ended
	March 31,
	2015	2014

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$913.24	$835.24
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	50.23	(42.81)
Expenses net of interest income*	(17.64)	(5.79)
Total income (loss) from operations	32.59	(48.60)
Net asset value per unit at end of period	$945.83	$786.64

Global 2 Class Units

	Three Months Ended
	March 31,
	2015	2014

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$898.69	$823.45
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	47.69	(42.16)
Expenses net of interest income*	(16.14)	(6.24)
Total income (loss) from operations	31.55	(48.40)
Net asset value per unit at end of period	$930.24	$775.05

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Global 3 Class Units

	Three Months Ended
	March 31,
	2015	2014

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$812.47	$756.03
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	43.12	(38.88)
Expenses net of interest income*	(17.85)	(8.68)
Total income (loss) from operations	25.27	(47.56)
Net asset value per unit at end of period	$837.74	$708.47

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

The amount of required margin and good faith deposits with the FCM’s and interbank market makers usually ranges from 5% to 35% of the Partnership’s net asset value. The fair value of securities held to satisfy such requirements at March 31, 2015 and December 31, 2014 was $12,399,728 and $12,395,634, respectively, which was 4.20% and 4.15% of the net asset value, respectively.  The cash deposited with the FCM’s at March 31, 2015 and December 31, 2014 was $19,547,977 and $3,436,216, respectively, which was 6.63% and 1.15% of the net asset value, respectively. The cash deposited with interbank market makers at March 31, 2015 and December 31, 2014 was $8,097,411 and $12,402,493, respectively, which was 2.75% and 4.15%, respectively.

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

The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05. The monthly average futures contracts, forward contracts, options on futures contracts and equity options bought and sold was approximately 72,405 and 74,315 for the three months ended March 31, 2015 and 2014, respectively. The following tables summarize the quantitative information required by FASB ASC 815:

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	3/31/2015	3/31/2015	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$198,407	$(399,421)	$(201,014)
Currencies contracts	Net Unrealized gain (loss) on open futures contracts	967,359	(763,610)	203,749
Energy contracts	Net Unrealized gain (loss) on open futures contracts	725,885	(195,370)	530,515
Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	5,024,979	(227,742)	4,797,237
Meats contracts	Net Unrealized gain (loss) on open futures contracts	165,007	(82,539)	82,468
Metals contracts	Net Unrealized gain (loss) on open futures contracts	1,184,834	(1,703,464)	(518,630)
Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	1,297,342	(80,427)	1,216,915
Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	1,917,216	(1,094,511)	822,705
Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	859,820	(1,298,631)	(438,811)

		$12,340,849	$(5,845,715)	$6,495,134

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	12/31/2014	12/31/2014	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$191,641	$(419,214)	$(227,573)
Currencies contracts	Net Unrealized gain (loss) on open futures contracts	2,137,050	(159,450)	1,977,600
Energy contracts	Net Unrealized gain (loss) on open futures contracts	3,081,754	(309,423)	2,772,331
Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	5,167,693	(539,761)	4,627,932
Meats contracts	Net Unrealized gain (loss) on open futures contracts	59,987	(153,808)	(93,821)
Metals contracts	Net Unrealized gain (loss) on open futures contracts	1,755,563	(1,529,838)	225,725
Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	888,928	(68,652)	820,276
Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	2,186,388	(739,391)	1,446,997
Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	1,196,820	(1,378,042)	(181,222)

		$16,665,824	$(5,297,579)	$11,368,245

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended March 31, 2015 and 2014

	Consolidated Statements	Three Months Ended	Three Months Ended
Type of Contract	of Operations Location	March 31, 2015	March 31, 2014

Agriculturals contracts	Net gain (loss) from futures trading	$(1,756,907)	$3,368,975
Currencies contracts	Net gain (loss) from futures trading	5,506,085	(5,003,102)
Energy contracts	Net gain (loss) from futures trading	(129,702)	(2,690,534)
Interest rates contracts	Net gain (loss) from futures trading	8,576,983	2,231,257
Meats contracts	Net gain (loss) from futures trading	577,289	3,211,171
Metals contracts	Net gain (loss) from futures trading	(2,298,370)	(8,097,783)
Soft commodities contracts	Net gain (loss) from futures trading	100,072	718,769
Stock indices	Net gain (loss) from futures trading	6,545,022	(13,236,577)
Forward Currency Contracts	Net gain (loss) from forward trading	(301,349)	(1,469,404)

		$16,819,123	$(20,967,228)

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Line Item in Consolidated Statement of	Three Months Ended
Operations	March 31, 2015	March 31, 2014

Net gain (loss) from futures trading
Realized	$21,735,994	$(845,120)
Change in unrealized	(4,615,522)	(18,652,704)
Total realized and changed in unrealized net gain (loss) from futures trading	$17,120,472	$(19,497,824)

Net gain (loss) from forward trading
Realized	$(43,760)	$(1,640,249)
Change in unrealized	(257,589)	170,845
Total realized and changed in unrealized net gain (loss) from forward trading	$(301,349)	$(1,469,404)

Total realized and changed in unrealized net gain (loss) from futures and forward trading	$16,819,123	$(20,967,228)

The gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition were as follows:

Offsetting of Derivative Assets

As of March 31, 2015

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$11,481,029	$(4,547,084)	$6,933,945
Forward contracts	859,820	(1,298,631)	(438,811)
Total derivatives	$12,340,849	$(5,845,715)	$6,495,134

Derivatives Assets and Collateral Received by Counterparty

As of March 31, 2015

	Net Amount of
	Unrealized Gain
	Presented in	Gross Amounts Not Offset in the Consolidated
	the Consolidated	Statement of Financial Condition
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Deutsche Bank AG	$11,565	$—	$—	$11,565
ED&F Man Capital Markets Inc.	80,924	—	—	80,924
Jefferies LLC	1,614,742	—	—	1,614,742
SG Americas Securities, LLC	1,572,713	—	—	1,572,713
UBS Securities LLC	3,215,190	—	—	3,215,190
Total	$6,495,134	$—	$—	$6,495,134

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Offsetting of Derivative Liabilities

As of March 31, 2015

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$4,547,084	$(4,547,084)	$—
Forward contracts	1,298,631	(1,298,631)	—
Total derivatives	$5,845,715	$(5,845,715)	$—

Derivatives Liabilities and Collateral Pledged by Counterparty

As of March 31, 2015

Net Amount of
Unrealized Gain
	Presented in	Gross Amounts Not Offset in the Consolidated
	the Consolidated	Statement of Financial Condition
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Deutsche Bank AG	$—	$—	$—	$—
ED&F Man Capital Markets Inc.	—	—	—	—
Jefferies LLC	—	—	—	—
SG Americas Securities, LLC	—	—	—	—
UBS Securities LLC	—	—	—	—
Total	$—	$—	$—	$—

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Offsetting of Derivative Liabilities

As of December 31, 2014

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$3,919,537	$(3,919,537)	$—
Forward contracts	1,378,042	(1,378,042)	—
Total derivatives	$5,297,579	$(5,297,579)	$—

Derivatives Liabilities and Collateral Pledged by Counterparty

As of December 31, 2014

Net Amount of
Unrealized Gain
	Presented in	Gross Amounts Not Offset in the
	the Consolidated	Statement of Financial Condition
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Bank of America N.A.	$—	$—	$—	$—
Jefferies, LLC	—	—	—	—
Newedge USA, LLC	—	—	—	—
UBS Securities LLC	—	—	—	—
Total	$—	$—	$—	$—

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure. Subsequent to March 31, 2015, there were contributions and redemptions totaling approximately $5,081,000 and $4,379,000, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Grant Park is a multi-advisor commodity pool organized to pool assets of its investors for the purpose of trading in the U.S. and international spot and derivatives markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities and underliers. The Partnership also engages in the trading of equity securities, listed options, broad-based exchange traded funds, hedge, arbitrage and cash trading of commodities and futures. Grant Park has been in continuous operation since it commenced trading on January 1, 1989. Grant Park’s general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C., an Illinois limited liability company. The manager of Dearborn Capital Management, L.L.C. is David M. Kavanagh, its President.

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 9, LLC (“GP 9”)       GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)   GP 6, LLC (“GP 6”)   GP 11, LLC (“GP 11”)   GP 17, LLC (“GP 17”)

GP 4, LLC (“GP 4”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)   GP 18, LLC (“GP 18”)

There were no assets allocated to GP 3, GP 5, GP 6 and GP 15 as of March 31, 2015.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors retained by the general partner. Amplitude Capital International Limited, EMC Capital Advisors LLC, Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Revolution Capital Management, LLC, Transtrend B.V. and Winton Capital Management Limited serve as Grant Park’s commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of March 31, 2015, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors Amplitude, EMC, Lynx, Quantica, Rabar, RCM, Transtrend and Winton. No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of March 31, 2015:

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three months ended March 31, 2015 and 2014, are set forth in the table below:

	Three Months Ended
	March 31,
	2015	2014
Total return — Class A Units	2.92%	(6.39)%
Total return — Class B Units	2.77%	(6.54)%
Total return — Legacy 1 Class Units	3.41%	(5.84)%
Total return — Legacy 2 Class Units	3.36%	(5.90)%
Total return — Global 1 Class Units	3.57%	(5.82)%
Total return — Global 2 Class Units	3.51%	(5.88)%
Total return — Global 3 Class Units	3.11%	(6.29)%

Grant Park’s total net asset value at March 31, 2015 was approximately $294.9 million, at December 31, 2014 was approximately $298.5 million and at March 31, 2014 was approximately $377.1 million. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector for the three months ended March 31, 2015 and 2014.

	% Gain (Loss)
	Three Months Ended
	March 31,
	2015	2014
Agriculturals	(0.6)%	0.9%
Currencies	1.9	(1.3)
Energy	—	(0.7)
Interest rates	2.9	0.6
Meats	0.2	0.8
Metals	(0.8)	(2.2)
Soft commodities	—	0.2
Stock indices	2.2	(3.5)
Forward Currency Contracts	(0.1)	(0.4)
	5.7%	(5.6)%

Three months ended March 31, 2015 compared to three months ended March 31, 2014

For the three months ended March 31, 2015, Grant Park had a positive return of approximately 2.9% for the Class A units, a positive return of approximately 2.8% for the Class B units, a positive return of approximately 3.4% for the Legacy 1 Class units, a positive return of approximately 3.4% for the Legacy 2 Class units, a positive return of approximately 3.6% for the Global 1 Class units, a positive return of approximately 3.5% for the Global 2 Class units and positive return of approximately 3.1% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading profits of approximately 5.7%, which were further increased by gains of approximately 0.1% from interest income. These trading profits were decreased by approximately 2.9% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2014, Grant Park had a negative return of approximately 6.4% for the Class A units, a negative return of approximately 6.5% for the Class B units, a negative return of approximately 5.8% for the Legacy 1 Class units, a negative return of approximately 5.9% for the Legacy 2 Class units, a negative return of approximately 5.8% for the Global 1 Class units, a negative return of approximately 5.9% for the Global 2 Class units and negative return of approximately 6.3% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 5.6%, which were decreased by gains of approximately 0.1% from interest income. These trading losses were increased by approximately 0.9% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three months ended March 31, 2015

Grant Park gained approximately 2.9% for the quarter due to strong performance in the financial markets.  Grant Park’s long positions in the U.S. dollar were the primary driver for positive performances as the dollar strengthened throughout the quarter.

Grant Park’s positive returns during January reflect a continuation of the key, long-term trends that led to a profitable 2014.  Long positions in fixed-income markets were positive as concerns about the Eurozone financial situation, coupled with speculation the Federal Reserve would delay raising interest rates, combined to drive fixed-income prices steadily higher.  Profits were partially offset by losses on long positions in the equity markets.  The same factors that benefited Grant Park’s fixed income sector also created minor losses in the equities investments.  In the currencies markets, short euro positions profited as the value of the euro fell after the European Central Bank (ECB) pledged to purchase over €1 trillion of Eurozone government debt as part of its quantitative easing initiative.  Short positions in the Swiss franc lost value when the Swiss National Bank unexpectedly announced the unpegging of the Swiss franc from the euro.  Grant Park’s active risk management was able to reduce exposure to the extreme change in the franc’s value and avoided incurring significant losses.  In the commodity markets, short positions in crude oil added to Grant Park’s value as ongoing global over-production drove crude oil prices lower.

In February, Grant Park capitalized on reversals in the equity markets.  Long positon in the global equities benefited from rallies that were prompted by strong U.S. corporate earnings and on optimism the Greek government would not default on its debt obligations.  Equity prices also rose after the Federal Reserve indicated an increase in U.S. interest rates would not occur until at least mid-year.  Gains in equities were slightly offset by losses in the fixed income sector as debt prices moved lower and against Grant Park’s long positions.  Long gold positions also experienced setbacks as ongoing strength in the U.S. dollar put pressure on assets used to hedge dollar weakness.  Prices in the crude oil markets reversed higher - and against Grant Park’s short positions - due to a decline in U.S. energy production and forecasts for expanded demand.

The positive performance during March was accomplished despite heavy volatility in the financial markets.  Long exposure to the equity and fixed-income sectors experienced setbacks early in the month amidst speculation the Federal Reserve would raise U.S. rates at mid-year.  Federal Reserve Chair Janet Yellen subsequently testified before congress and suggested a mid-year rate hike was unlikely; this prompted a reversal in both the debt and equity markets.  Grant Park’s long positions capitalized on the uptrend and recouped a large portion of early-month losses in the fixed income sector.  Long exposure to U.S. equity markets also experienced setbacks as weak corporate earnings forecasts and concerns surrounding the conflict in Yemen fostered liquidations.  Positions in the currency markets profited during the month as short exposure to the euro benefited from steep declines in the currency’s value which were caused by the ECB’s quantitative easing initiative.  Short positions in the British pound profited after the Bank of England’s decision to keep U.K. interest rates unchanged.

Key trading developments for Grant Park during the first three months of 2015 included the following:

January. Grant Park recorded gains during the month. Class A units were up 2.82%, Class B units were up 2.77%, Legacy 1 Class units were up 2.91%, Legacy 2 Class units were up 2.89%, Global 1 Class units were up 2.98%, Global 2 Class units were up 2.96% and Global 3 Class units were up 2.83%. Crude oil prices continued to decline as global supplies remained strong amidst weak overall demand.  Natural gas markets also fell as inventories declined less than forecast. Grains prices declined after the U.S. Department of Agriculture reported stronger-than expected supplies and weak export sales.  Soybean markets moved to a new low as export sales slipped because of large cancellations by China. Gold prices rose with an increase in demand for safe-haven assets as investors attempted to hedge against declines in the euro.  Copper markets finished lower as global inventories increased and concerns grew over slowing Chinese growth. The Swiss franc rose sharply after the Swiss National Bank unexpectedly announced it would no longer hold the Swiss franc at a fixed exchange rate with the euro.  The euro further weakened after the ECB announced its plans to expand quantitative easing.  The Canadian dollar declined as weakness in the energy markets drove the currency sharply lower. European equity markets moved higher after the ECB expanded its quantitative easing initiatives.  U.S. equity markets weakened following weak economic data, weaker-than-expected corporate earnings and continued declines in the energy sector. U.S. Treasury markets rose due to increased demand for safe-haven assets which was prompted by the uncertainty surrounding economic stability in Europe and steep price declines in the energy markets.  Speculation the U.S. Federal Reserve may delay raising interest rates also supported fixed-income markets.  The German Bund strengthened after the ECB announced its plans to purchase over €1 trillion of European sovereign debt over the next 2 years.

February. Grant Park recorded gains and losses during the month. Class A units were down 0.26%, Class B units were down 0.31%, Legacy 1 Class units were down 0.04%, Legacy 2 Class units were down 0.06%, Global 1 Class units were up 0.01%, Global 2 Class units were down 0.01% and Global 3 Class units were down 0.14%.  Crude oil prices increased as production fell and demand rose.  Natural gas and heating oil markets moved higher as demand for heating fuels rose because of cold temperatures in the U.S. Corn and wheat markets rose as weakness in the U.S. dollar made U.S. grains more attractive to international buyers.  Concerns about crop damage caused by recent cold weather also supported higher grains prices.  Soybean and cocoa markets moved higher because of weak supply forecasts.  Coffee prices fell after rains in Brazil eased previous supply concerns. Gold markets fell after the Greek government reached a new debt agreement with its European creditors.  Strength in the U.S. dollar and lower demand for safe-haven assets also put pressure on gold.  Copper markets moved higher due to stronger-than-expected Chinese manufacturing activity. The U.S dollar strengthened against global counterparts on renewed beliefs the U.S. Federal Reserve will raise interests rates in June.  Strong economic indicators, including better-than-expected U.S. jobless claims data and durable goods orders, also strengthened the dollar.  The euro declined as investors prepared for the start of the ECB’s new quantitative easing initiatives. Global equity markets rose to all-time highs on upbeat corporate earnings reports in the U.S. and on renewed beliefs the Greek government would not default on its debt obligations.  The rallies were strengthened after Federal Reserve Chair Yellen reaffirmed the Federal Reserve would wait to raise U.S. interest rates until at least mid-year.  The Japanese Nikkei 225 index finished near a 15-year high due to bullish economic data from the region. U.S. fixed income markets fell as global investors liquidated debt positions and shifted their focus towards riskier assets. Debt prices moved lower after Greek debt negotiations spurred optimism for the Eurozone.  U.K. fixed-income markets lost value following reports of significant improvement in the U.K. labor market.

March. Grant Park recorded gains during the month. Class A units were up 0.36%, Class B units were up 0.31%, Legacy 1 Class units were up 0.52%, Legacy 2 Class units were up 0.50%, Global 1 Class units were up 0.56%, Global 2 Class units were up 0.55% and Global 3 Class units were up 0.42%. Crude oil prices fell as beliefs a deal over Iran’s nuclear program could lead to the removal of sanctions and increase global supplies.  Natural gas prices moved lower on expectations of reduced demand because of warmer weather in the U.S.  Prices were also pressured after the U.S. Energy Information Administration reported a large increase in supplies. Corn and wheat markets fell after the U.S. Department of Agriculture forecasted larger-than-expected plantings and increased supply forecasts for this spring. Coffee and sugar prices moved lower because of improved weather conditions in Brazil and weakness in the Brazilian real.  Gold markets rallied as strength in the U.S. dollar reduced demand for assets used to hedge the dollar.  Copper markets moved higher mid-month as protests halted production at one of the world’s largest copper mines and spurred supply concerns.  Strength in the copper markets was slightly offset by declines caused by worse-than expected U.S. and Chinese manufacturing data.

The U.S dollar strengthened against global counterparts due to a rally prompted by bullish economic data and after comments from Federal Reserve Chair Yellen supported speculation the U.S. would see an interest rate increase far sooner than its international counterparts.  The euro fell after the first round of quantitative easing initiatives by the ECB.  In the U.K., the British pound fell in reaction to disappointing economic indicators, political uncertainty ahead of the U.K. elections in May, and the Bank of England’s decision to keep interest rates unchanged. U.S. equity markets fell amidst concerns over potential interest rate hikes and forecasts of a weak first quarter earnings season.  European equity markets moved higher, led by Germany’s Dax Index, driven by hopes the ECB’s new quantitative easing measures would fuel growth in the Eurozone.  In Japan, the Nikkei 225 Index finished higher because of strong corporate earnings. U.S. Treasury markets moved higher after weak U.S. economic data and comments from the Federal Reserve fueled speculation a U.S. interest rate hike was not imminent.  Increased demand for safe-haven assets amidst geopolitical turmoil in the Middle East and equity market declines also played a role in driving fixed-income prices higher.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of March 31, 2015 and December 31, 2014 and the trading gains/losses by market category for the three months ended March 31, 2015 and the year ended December 31, 2014. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of March 31, 2015, Grant Park’s net asset value was approximately $294.9 million. As of December 31, 2014, Grant Park’s net asset value was approximately $298.5 million.

	March 31, 2015
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.9%	2.2%
Interest rates	0.6	2.9
Currencies	0.4	1.8
Energy	0.2	0.0
Metals	0.2	(0.8)
Agriculturals/softs/meats	0.1	(0.4)

Aggregate/Total	1.1%	5.7%

	December 31, 2014
Market Sector	Value at Risk*	Trading Gain/(Loss)

Interest rates	0.5%	11.0%
Stock indices	0.4	(4.6)
Currencies	0.3	4.3
Energy	0.2	3.6
Metals	0.1	(2.6)
Agriculturals/softs/meats	0.1	3.7

Aggregate/Total	0.6%	15.4%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of March 31, 2015, by market sector.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, China, Taiwan, South Africa, India, Turkey, Singapore, South Korea, and Australia.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of March 31, 2015, Grant Park was predominantly long equities in the U.S., Eurozone, Japan, Taiwan, Hong Kong, Australia, U.K. China, Canada, Sweden, Singapore, India, South Africa, and short equities in Thailand and Turkey.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, Singapore, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of March 31, 2015, Grant Park was long interest rate instruments in the U.S., Eurozone, U.K., Australia, Canada, Japan, Singapore, and New Zealand.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of March 31, 2015, Grant Park was long the U.S. dollar against the Australian dollar, British pound, Canadian dollar, euro, Japanese yen, and Swiss franc, and short the U.S. dollar against the New Zealand dollar and Mexican peso.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America.  As of March 31, 2015, the energy market exposure of Grant Park was predominantly long Brent crude oil, natural gas, gasoline blendstock, gas oil, heating oil, crude oil, WTI Crude oil, kerosene, new crude oil, and Oman crude oil, and short Phelix Baseload quarterly and carbon emission futures.  Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in these markets.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel, and zinc. As of March 31, 2015, in the precious metals sector Grant Park had long positions in silver, and short positions in platinum, gold, and palladium.  In the base metals markets Grant Park had short positions in aluminum, copper, zinc, lead, nickel, and tin.

Agriculturals/Softs/Meats

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of March 31, 2015, in the grains markets, Grant Park had long positions in soybean meal, rapeseed, milling wheat, and white maize, and short positions in corn, wheat, soybean oil, crude palm oil, soybeans, oats, canola, and rough rice.  In the livestock markets, Grant Park was long live cattle, feeder cattle and short lean hogs.  Grant Park was long rubber, cocoa, and sunflower seeds, and short sugar, coffee, cotton, lumber, orange juice, and fluid milk.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of March 31, 2015.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2014, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 None.

(b)                                 None.

Issuer Purchases of Equity Securities

(c)           The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended March 31, 2015.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)

01/01/2015 through 01/31/2015	0.00	$1,282.80	1,338.08	$1,067.64	0.00	$962.40	0.00	$946.90	370.32	$940.45	26.67	$925.29	7,245.85	$835.43	8,980.92	(2)
02/01/2015 through 02/28/2015	67.96	$1,279.48	1,312.99	$1,064.36	35.53	$962.05	45.90	$946.38	517.19	$940.52	71.11	$925.20	2,238.10	$834.27	4,288.78	(2)
03/01/2015 through 03/31/2015	22.65	$1,284.06	1,750.22	$1,067.64	11.56	$967.08	0.00	$951.15	311.59	$945.83	12.05	$930.24	6,863.14	$837.74	8,971.21	(2)
Total	90.61	$1,280.62	4,401.29	$1,066.66	47.09	$963.28	45.90	$946.38	1,199.10	$941.88	109.83	$925.77	16,347.09	$836.24	22,240.91	(2)

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

101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: May 15, 2015	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)