Form 10-Q
period 2015-06-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2015-08-14
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  June 30, 2015

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

QUARTER ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Equity in brokers’ trading accounts:
Securities owned, at fair value (cost $9,498,839 and $12,393,731, respectively)	$9,497,084	$12,395,634
Cash	19,965,965	3,436,216
Net unrealized gain (loss) on open futures contracts	563,748	11,549,467
Total equity in brokers’ trading accounts	30,026,797	27,381,317
Cash and cash equivalents	132,639,188	173,204,949
Securities owned, at fair value (cost $98,566,765 and $111,958,454, respectively)	98,778,724	112,187,759
Net unrealized gain (loss) on open forward currency contracts	316,222	(181,222)
Interest receivable, net	18,919	31,132
Total assets	$261,779,850	$312,623,935
Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$1,372,095	$1,679,754
Accrued incentive fees	12	5,188,240
Organization and offering costs payable	63,038	74,324
Accrued operating expenses	54,492	64,150
Pending limited partner additions	155,934	115,000
Redemptions payable to limited partners	3,183,907	6,973,279
Total liabilities	4,829,478	14,094,747
Partners’ Capital (Net Asset Value)
General Partner
Class A (307.34 units outstanding at both June 30, 2015 and December 31, 2014)	355,986	383,435
Legacy 1 Class (1,025.00 units outstanding at both June 30, 2015 and December 31, 2014)	899,516	958,529
Legacy 2 Class (263.13 units outstanding at both June 30, 2015 and December 31, 2014)	226,966	242,148
Global 1 Class (1,372.89 units outstanding at both June 30, 2015 and December 31, 2014)	1,178,276	1,253,774
Global 2 Class (1,329.58 units outstanding at both June 30, 2015 and December 31, 2014)	1,121,934	1,194,874

Limited Partners
Class A (11,784.52 and 12,125.34 units outstanding at June 30, 2015 and December 31, 2014, respectively)	13,649,552	15,127,238
Class B (147,775.78 and 155,869.84 units outstanding at June 30, 2015 and December 31, 2014, respectively)	142,075,531	161,924,013
Legacy 1 Class (1,674.26 and 1,802.74 units outstanding at June 30, 2015 and December 31, 2014, respectively)	1,469,290	1,685,836
Legacy 2 Class (555.75 and 724.42 units outstanding at June 30, 2015 and December 31, 2014, respectively)	479,364	666,651
Global 1 Class (20,933.66 and 9,206.57 units outstanding at June 30, 2015 and December 31, 2014, respectively)	17,966,166	8,407,766
Global 2 Class (4,821.67 and 5,196.84 units outstanding at June 30, 2015 and December 31, 2014, respectively)	4,068,646	4,670,326
Global 3 Class (97,107.17 and 125,561.73 units outstanding at June 30, 2015 and December 31, 2014, respectively)	73,459,145	102,014,598
Total partners’ capital (net asset value)	256,950,372	298,529,188
Total liabilities and partners’ capital (net asset value)	$261,779,850	$312,623,935

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

June 30, 2015

(Unaudited)

Futures and Forwards Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$1,651,102	0.64%	$(676,375)	(0.26)%	$974,727	0.38%
Currencies	$(154,607)	(0.06)%	$185,933	0.07%	$31,326	0.01%
Energy	$(19,173)	(0.01)%	$(46,740)	(0.02)%	$(65,913)	(0.03)%
Interest rates	$462,728	0.18%	$(12,242)	(0.00)%	$450,486	0.18%
Meats	$(247,147)	(0.10)%	$(11,499)	(0.00)%	$(258,646)	(0.10)%
Metals	$(13,327)	(0.01)%	$639,125	0.25%	$625,798	0.24%
Soft commodities	$237,132	0.09%	$(141,591)	(0.06)%	$95,541	0.03%
Stock indices and single stock futures	$(721,943)	(0.28)%	$91,897	0.04%	$(630,046)	(0.24)%
Total U.S. Futures Positions	$1,194,765		$28,508		$1,223,273

Foreign Futures Positions:
Agriculturals	$63,495	0.02%	$(16)	(0.00)%	$63,479	0.02%
Energy	$(9,077)	(0.00)%	$4,234	0.00%	$(4,843)	(0.00)%
Interest rates	$125,232	0.05%	$3,964	0.00%	$129,196	0.05%
Metals	$(3,228,542)	(1.25)%	$2,929,890	1.14%	$(298,652)	(0.11)%
Soft commodities	$50,608	0.02%	$(4,922)	(0.00)%	$45,686	0.02%
Stock indices	$(971,323)	(0.38)%	$376,932	0.15%	$(594,391)	(0.23)%
Total Foreign Futures Positions	$(3,969,607)		$3,310,082		$(659,525)
Total Futures Contracts	$(2,774,842)	(1.08)%	$3,338,590	1.30%	$563,748	0.22%

Forward Contracts *
Currencies	$(157,967)	(0.06)%	$474,189	0.18%	$316,222	0.12%

Total Futures and Forward Contracts	$(2,932,809)	(1.14)%	$3,812,779	1.48%	$879,970	0.34%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2015

(Unaudited)

U.S. Government securities in brokers’ trading accounts**

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$9,500,000	12/17/2015	U.S. Treasury Bills, 0.1% (cost of $9,498,839)	$9,497,084	3.70%

Securities owned

U.S. Government-sponsored enterprises

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$25,000,000	7/21/2017-6/18/2018	Federal Farm Credit Banks, 1.1-1.4%	$25,068,486	9.76%
$54,000,000	8/25/2017-6/29/2018	Federal Home Loan Banks, 1.1-1.4%	54,126,507	21.06%
$2,500,000	12/22/2017	Federal Agricultural Mortgage Corp., 1.3%	2,500,837	0.97%
Total U.S. Government-sponsored enterprises (cost of $81,496,517)			$81,695,830	31.79%

U.S. Commercial paper

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$4,800,000	8/18/2015	National Grid USA Service Company, Inc., 0.5%	$4,797,120	1.87%
$3,250,000	9/14/2015	Xcel Energy, Inc., 0.4%	3,247,292	1.26%
$7,000,000	8/24/2015-10/30/2015	Others, 0.3-0.6% ***	6,992,673	2.72%
Total U.S. Commercial paper (cost of $15,030,130)			$15,037,085	5.85%

Corporate Bonds

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,000,000	10/1/2015	U.S. corporate bonds, 1.1% (cost of $2,040,118)	$2,045,809	0.80%

		Percent of Partners’ Capital
	Fair Value	(net asset value)
Total securities owned	$98,778,724	38.44%

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

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$(17,645,279)	$9,903,478	$4,090,715	$9,058,358
Change in unrealized	(6,370,198)	4,390,846	(10,985,720)	(14,261,858)
Commissions	(1,029,936)	(1,377,490)	(2,178,254)	(2,949,782)
Net gains (losses) from futures trading	(25,045,413)	12,916,834	(9,073,259)	(8,153,282)

Net gain (loss) from forward trading
Realized	(1,034,277)	(734,880)	(1,078,037)	(2,375,129)
Change in unrealized	755,034	(472,975)	497,445	(302,130)
Net gains (losses) from forward trading	(279,243)	(1,207,855)	(580,592)	(2,677,259)

Net trading gains (losses)	$(25,324,656)	$11,708,979	$(9,653,851)	$(10,830,541)

Net investment income (loss)
Income
Interest income	339,023	269,383	688,756	574,787

Expenses from operations
Brokerage charge	3,528,078	4,726,865	7,486,926	10,073,413
Incentive fees	(298,357)	834,656	2,556,403	835,439
Organizational and offering costs	198,576	266,669	420,214	570,955
Operating expenses	171,656	229,582	363,042	491,631

Total expenses	3,599,953	6,057,772	10,826,585	11,971,438

Net investment loss	$(3,260,930)	$(5,788,389)	$(10,137,829)	$(11,396,651)

Net income (loss)	$(28,585,586)	$5,920,590	$(19,791,680)	$(22,227,192)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(125.80)	$17.76	$(89.31)	$(56.95)
General Partner & Limited Partner Class B Units	$(106.21)	$13.59	$(77.41)	$(50.46)
General Partner & Limited Partner Legacy 1 Class Units	$(89.50)	$17.23	$(57.57)	$(33.07)
General Partner & Limited Partner Legacy 2 Class Units	$(88.59)	$16.54	$(57.70)	$(33.50)
General Partner & Limited Partner Global 1 Class Units	$(87.59)	$17.98	$(55.00)	$(30.62)
General Partner & Limited Partner Global 2 Class Units	$(86.41)	$17.24	$(54.86)	$(31.16)
General Partner & Limited Partner Global 3 Class Units	$(81.26)	$12.76	$(55.99)	$(34.80)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Six Months Ended June 30, 2015

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital, (net asset value)
December 31, 2014	307.34	$383,435	12,125.34	$15,127,238	—	$—	155,869.84	$161,924,013	1,025.00	$958,529	1,802.74	$1,685,836	263.13	$242,148	724.42	$666,651
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(340.82)	(418,590)	—	—	(8,094.06)	(8,369,177)	—	—	(128.48)	(117,384)	—	—	(168.67)	(153,170)
Net income (loss)	—	(27,449)	—	(1,059,096)	—	—	—	(11,479,305)	—	(59,013)	—	(99,162)	—	(15,182)	—	(34,117)
Partners’ capital, (net asset value)
June 30, 2015	307.34	$355,986	11,784.52	$13,649,552	—	$—	147,775.78	$142,075,531	1,025.00	$899,516	1,674.26	$1,469,290	263.13	$226,966	555.75	$479,364

Net asset value per unit at
December 31, 2014		$1,247.57				$1,038.84				$935.15				$920.26

Net asset value per unit at
June 30, 2015		$1,158.26				$961.43				$877.58				$862.56

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount

Partners’ capital, (net asset value)
December 31, 2014	1,372.89	$1,253,774	9,206.57	$8,407,766	1,329.58	$1,194,874	5,196.84	$4,670,326	—	$—	125,561.73	$102,014,598	$298,529,188
Contributions	—	—	14,680.28	13,586,569	—	—	—	—	—	—	1,698.43	1,403,003	14,989,572
Redemptions	—	—	(2,953.19)	(2,680,801)	—	—	(375.17)	(335,356)	—	—	(30,152.99)	(24,702,230)	(36,776,708)
Net income (loss)	—	(75,498)	—	(1,347,368)	—	(72,940)	—	(266,324)	—	—	—	(5,256,226)	(19,791,680)
Partners’ capital, (net asset value)
June 30, 2015	1,372.89	$1,178,276	20,933.66	$17,966,166	1,329.58	$1,121,934	4,821.67	$4,068,646	—	$—	97,107.17	$73,459,145	$256,950,372

Net asset value per unit at
December 31, 2014		$913.24				$898.69				$812.47

Net asset value per unit at
June 30, 2015		$858.24				$843.83				$756.48

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

There were no assets allocated to GP 3, GP 6 and GP 15 as of June 30, 2015, and there were no assets allocated to GP 3, GP 5, GP 6 and GP 15 as of December 31, 2014.

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

The Partnership follows the provisions of FASB ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. As of June 30, 2015 and December 31, 2014, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2012.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At June 30, 2015 and December 31, 2014, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the period ended June 30, 2015 and 2014, substantially all investments are highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$—	$9,497,084	$—	$9,497,084
U.S. and foreign futures contracts	563,748	—	—	563,748
Cash and cash equivalents
Bank deposits	2,067,526	—	—	2,067,526
Foreign commercial paper	—	5,998,889	—	5,998,889
U.S. commercial paper	—	113,072,341	—	113,072,341
Securities owned
U.S. commercial paper	—	15,037,085	—	15,037,085
U.S. Government-sponsored enterprises	—	81,695,830	—	81,695,830
U.S. corporate bonds	—	2,045,809	—	2,045,809
Forward currency contracts	—	316,222	—	316,222
Total	$2,631,274	$227,663,260	$—	$230,294,534

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$—	$12,395,634	$—	$12,395,634
U.S. and foreign futures contracts	11,549,467	—	—	11,549,467
Cash and cash equivalents
Bank deposits	6,163,896	—	—	6,163,896
Foreign commercial paper	—	18,301,948	—	18,301,948
U.S. commercial paper	—	136,220,051	—	136,220,051
Securities owned
Foreign commercial paper	—	2,580,625	—	2,580,625
U.S. commercial paper	—	8,106,663	—	8,106,663
U.S. Government-sponsored enterprises	—	89,383,625	—	89,383,625
Foreign corporate bonds	—	1,553,227	—	1,553,227
U.S. corporate bonds	—	10,563,619	—	10,563,619
Forward currency contracts	—	(181,222)	—	(181,222)
Total	$17,713,363	$278,924,170	$—	$296,637,533

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 10. See the consolidated condensed schedule of investments for additional detail categorization.

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no significant transfers among Levels 1, 2 and 3 during the three and six months ended June 30, 2015 and year ended December 31, 2014.

Note 3. Deposits with Futures Brokers and Interbank Market Makers

The Partnership, through the Trading Companies, deposits assets with E D & F Man Capital Markets Inc., UBS Securities LLC and SG Americas Securities, LLC, formerly Newedge USA, LLC, subject to CFTC regulations and various exchange and broker requirements. Margin requirements may be satisfied by the deposit of U.S. Treasury bills, Government- sponsored enterprise securities and/or cash with such clearing brokers. The Partnership earns interest income on its assets deposited with the clearing brokers.

The Partnership, through the Trading Companies, has entered into a relationship with Deutsche Bank AG, Societe Generale Newedge UK Limited and UBS AG for the clearing of its OTC foreign currency transactions.  The Partnership has entered into an International Swaps and Derivatives Association, Inc. master agreement with Deutsche Bank AG, Societe Generale Newedge UK Limited and UBS AG.  Margin requirements may be satisfied by the deposit of U.S. Treasury bills and/or cash with such interbank market makers. The Partnership earns interest income on its assets deposited with the interbank market makers.

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

Notes of Consolidated Financial Statements

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amount of $3,528,078 and $7,486,926, respectively, for the three and six months ended June 30, 2015 and $4,726,865 and $10,073,413, respectively, for the three and six months ended June 30, 2014, respectively, are shown on the consolidated statements of operations.

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership.  The organization and offering costs in the amounts of $198,576 and $420,214, respectively, for the three and six months ended June 30, 2015 and $266,669 and $570,955, respectively, for the three and six months ended June 30, 2014, respectively, are shown on the consolidated statements of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year.  The operating expenses in the amounts of $171,656 and $363,042, respectively, for the three and six months ended June 30, 2015 and $229,582 and $491,631, respectively, for the three and six months ended June 30, 2014, respectively, are shown on the consolidated statements of operations.

Note 6. Subscriptions, Redemptions and Allocation of Net Income or Loss

Subscriptions received in advance, if any, represent cash received prior to June 30, 2015 and December 31, 2014 for contributions of the subsequent month and do not participate in earnings of the Partnership until the following July and January, respectively.

Grant Park Futures Fund Limited Partnership

Notes of Consolidated Financial Statements

(Unaudited)

Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class Limited Partners have the right to redeem units as of any month-end upon ten (10) days’ prior written notice to the Partnership. The General Partner, however, may permit earlier redemptions in its discretion. Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class Limited Partners are prohibited from redeeming such units for the three months following the subscription for units. Global 3 Class Limited Partners, who redeem their units after the three-month lock-up, but prior to the one-year anniversary of their subscriptions for the redeemed units, will pay the applicable early redemption fee. There are no redemption fees applicable to Legacy 1 Class, Legacy 2 Class, Global 1 Class and Global 2 Class Limited Partners or to Global 3 Class Limited Partners who redeem their units on or after the one-year anniversary of their subscription. Redemptions will be made as of the last day of the month for an amount equal to the net asset value per unit, as defined, represented by the units to be redeemed. The right to obtain redemption is also contingent upon the Partnership’s having property sufficient to discharge its liabilities on the redemption date and may be delayed if the General Partner determines that earlier liquidation of commodity interest positions to meet redemption payments would be detrimental to the Partnership or non-redeeming Limited Partners.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Total return — Class A Units	(9.80)%	1.62%	(7.16)%	(4.87)%
Total return — Class B Units	(9.95)%	1.48%	(7.45)%	(5.15)%
Total return — Legacy 1 Class Units	(9.25)%	2.13%	(6.16)%	(3.84)%
Total return — Legacy 2 Class Units	(9.31)%	2.07%	(6.27)%	(3.95)%
Total return — Global 1 Class Units	(9.26)%	2.29%	(6.02)%	(3.67)%
Total return — Global 2 Class Units	(9.29)%	2.22%	(6.10)%	(3.78)%
Total return — Global 3 Class Units	(9.70)%	1.80%	(6.89)%	(4.60)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	5.65%	5.91%	5.77%	5.79%
Incentive fees (2)	-0.11%	0.24%	0.89%	0.22%
Total expenses	5.54%	6.15%	6.66%	6.01%
Net investment loss (1) (3)	(5.16)%	(5.61)%	(5.29)%	(5.49)%

(1) Annualized.

(2) Not annualized.

(3) Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and six months ended June 30, 2015 and 2014 (annualized).

Grant Park Futures Fund Limited Partnership

Notes of Consolidated Financial Statements

(Unaudited)

The following per unit performance calculations reflect activity related to the Partnership for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Class A Units	2015	2014	2015	2014
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,284.06	$1,094.95	$1,247.57	$1,169.66
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(110.85)	36.10	(45.06)	(22.90)
Expenses net of interest income*	(14.95)	(18.34)	(44.25)	(34.05)
Total income (loss) from operations	(125.80)	17.76	(89.31)	(56.95)
Net asset value per unit at end of period	$1,158.26	$1,112.71	$1,158.26	$1,112.71

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Class B Units	2015	2014	2015	2014
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,067.64	$915.37	$1,038.84	$979.42
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(92.09)	30.15	(37.14)	(19.22)
Expenses net of interest income*	(14.12)	(16.56)	(40.27)	(31.24)
Total income (loss) from operations	(106.21)	13.59	(77.41)	(50.46)
Net asset value per unit at end of period	$961.43	$928.96	$961.43	$928.96

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Legacy 1 Class Units	2015	2014	2015	2014
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$967.08	$810.46	$935.15	$860.76
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(83.65)	26.73	(34.27)	(16.88)
Expenses net of interest income*	(5.85)	(9.50)	(23.30)	(16.19)
Total income (loss) from operations	(89.50)	17.23	(57.57)	(33.07)
Net asset value per unit at end of period	$877.58	$827.69	$877.58	$827.69

Grant Park Futures Fund Limited Partnership

Notes of Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Legacy 2 Class Units	2015	2014	2015	2014
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$951.15	$797.72	$920.26	$847.76
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(82.22)	27.50	(33.01)	(15.67)
Expenses net of interest income*	(6.37)	(10.96)	(24.69)	(17.83)
Total income (loss) from operations	(88.59)	16.54	(57.70)	(33.50)
Net asset value per unit at end of period	$862.56	$814.26	$862.56	$814.26

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Global 1 Class Units	2015	2014	2015	2014
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$945.83	$786.64	$913.24	$835.24
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(82.50)	25.99	(34.50)	(17.32)
Expenses net of interest income*	(5.09)	(8.01)	(20.50)	(13.30)
Total income (loss) from operations	(87.59)	17.98	(55.00)	(30.62)
Net asset value per unit at end of period	$858.24	$804.62	$858.24	$804.62

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Global 2 Class Units	2015	2014	2015	2014
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$930.24	$775.05	$898.69	$823.45
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(81.51)	25.73	(33.64)	(16.97)
Expenses net of interest income*	(4.90)	(8.49)	(21.22)	(14.19)
Total income (loss) from operations	(86.41)	17.24	(54.86)	(31.16)
Net asset value per unit at end of period	$843.83	$792.29	$843.83	$792.29

Grant Park Futures Fund Limited Partnership

Notes of Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Global 3 Class Units	2015	2014	2015	2014
Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$837.74	$708.47	$812.47	$756.03
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	(73.38)	23.51	(29.61)	(15.48)
Expenses net of interest income*	(7.88)	(10.75)	(26.38)	(19.32)
Total income (loss) from operations	(81.26)	12.76	(55.99)	(34.80)
Net asset value per unit at end of period	$756.48	$721.23	$756.48	$721.23

* Expenses net of interest income per unit are calculated by dividing the expenses net of interest income by the average number of units outstanding during the period. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

Note 8. Trading Activities and Related Risks

The Partnership, through its Advisors, engages in the speculative trading of a variety of instruments, including U.S. and foreign futures contracts, options on U.S. and foreign futures contracts and forward contracts (collectively, derivatives; see Note 10). These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy. Additionally, the Partnership’s speculative trading may include equities and exchange-traded funds. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

The amount of required margin and good faith deposits with the FCMs and interbank market makers usually ranges from 5% to 35% of the Partnership’s net asset value. The fair value of securities held to satisfy such requirements at June 30, 2015 and December 31, 2014 was $9,497,084 and $12,395,634, respectively, which was 3.70% and 4.15% of the net asset value, respectively.  The cash deposited with the FCMs at June 30, 2015 and December 31, 2014 was $19,965,965 and $3,436,216, respectively, which was 7.77% and 1.15% of the net asset value, respectively. The cash deposited with interbank market makers at June 30, 2015 and December 31, 2014 was $7,373,621 and $12,402,493, respectively, which was 2.87% and 4.15%, respectively.

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

In addition to market risk, in entering into commodity interest contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Partnership. The counterparty for futures and options on futures contracts traded in the United States and on most non-U.S. futures exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of its members and, as such, should significantly reduce this credit risk. In cases in which the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward contracts, over-the-counter options contracts or swap contracts, which are traded on the interbank or other institutional markets rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather

Grant Park Futures Fund Limited Partnership

Notes of Consolidated Financial Statements

(Unaudited)

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

Note 9. Indemnifications

In the normal course of business, the Partnership enters into contracts and agreements that contain a variety of representations and warranties which provide general indemnifications. The Partnership’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred.  The Partnership expects the risk of any future obligation under these indemnifications to be remote.

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

Grant Park Futures Fund Limited Partnership

Notes of Consolidated Financial Statements

(Unaudited)

The Partnership does not designate any derivative instruments as hedging instruments under FASB ASC 815-10-05. The monthly average futures contracts and forward contracts bought and sold was approximately 74,737 and 73,571, respectively, for the three and six months ended June 30, 2015 and 64,669 and 69,492, respectively, for the three and six months ended June 30, 2014. The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments June 30, 2015 and December 31, 2014

	Consolidated	Asset	Liability
	Statement of Financial	Derivatives	Derivatives
	Condition Location	6/30/2015	6/30/2015	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$1,715,999	$(677,793)	$1,038,206
Currencies contracts	Net Unrealized gain (loss) on open futures contracts	747,239	(715,913)	31,326
Energy contracts	Net Unrealized gain (loss) on open futures contracts	137,299	(208,055)	(70,756)
Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	987,666	(407,984)	579,682
Meats contracts	Net Unrealized gain (loss) on open futures contracts	45,286	(303,932)	(258,646)
Metals contracts	Net Unrealized gain (loss) on open futures contracts	3,679,926	(3,352,780)	327,146
Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	398,598	(257,371)	141,227
Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	608,119	(1,832,556)	(1,224,437)
Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	1,051,409	(735,187)	316,222
		$9,371,541	$(8,491,571)	$879,970

Grant Park Futures Fund Limited Partnership

Notes of Consolidated Financial Statements

(Unaudited)

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	12/31/2014	12/31/2014	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$191,641	$(419,214)	$(227,573)
Currencies contracts	Net Unrealized gain (loss) on open futures contracts	2,137,050	(159,450)	1,977,600
Energy contracts	Net Unrealized gain (loss) on open futures contracts	3,081,754	(309,423)	2,772,331
Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	5,167,693	(539,761)	4,627,932
Meats contracts	Net Unrealized gain (loss) on open futures contracts	59,987	(153,808)	(93,821)
Metals contracts	Net Unrealized gain (loss) on open futures contracts	1,755,563	(1,529,838)	225,725
Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	888,928	(68,652)	820,276
Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	2,186,388	(739,391)	1,446,997
Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	1,196,820	(1,378,042)	(181,222)
		$16,665,824	$(5,297,579)	$11,368,245

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three and Six Months Ended

June 30, 2015 and 2014

		Three	Three	Six	Six
	Consolidated Statements	Months Ended	Months Ended	Months Ended	Months Ended
	of Operations Location	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Type of Contract

Agriculturals contracts	Net gain (loss) from futures trading	$(274,810)	$(1,259,912)	$(2,031,717)	$2,109,063
Currencies contracts	Net gain (loss) from futures trading	(4,822,842)	(1,914,734)	683,243	(6,917,836)
Energy contracts	Net gain (loss) from futures trading	(3,846,784)	166,584	(3,976,486)	(2,523,950)
Interest rates contracts	Net gain (loss) from futures trading	(8,239,626)	11,604,755	337,357	13,836,012
Meats contracts	Net gain (loss) from futures trading	(786,894)	2,035,528	(209,605)	5,246,699
Metals contracts	Net gain (loss) from futures trading	(1,904,459)	(2,157,190)	(4,202,829)	(10,254,973)
Soft commodities contracts	Net gain (loss) from futures trading	(313,200)	(878,601)	(213,128)	(159,832)
Stock indices	Net gain (loss) from futures trading	(3,826,862)	6,697,894	2,718,160	(6,538,683)
Forward Currency Contracts	Net gain (loss) from forward trading	(279,243)	(1,207,855)	(580,592)	(2,677,259)

		$(24,294,720)	$13,086,469	$(7,475,597)	$(7,880,759)

Grant Park Futures Fund Limited Partnership

Notes of Consolidated Financial Statements

(Unaudited)

Line Item in Consolidated Statement of	Three Months Ended		Six Months Ended
Operations	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net gain (loss) from futures trading
Realized	$(17,645,279)	$9,903,478	$4,090,715	$9,058,358
Change in unrealized	(6,370,198)	4,390,846	(10,985,720)	(14,261,858)
Total realized and changed in unrealized net gain (loss) from futures trading	$(24,015,477)	$14,294,324	$(6,895,005)	$(5,203,500)

Net gain (loss) from forward trading
Realized	$(1,034,277)	$(734,880)	$(1,078,037)	$(2,375,129)
Change in unrealized	755,034	(472,975)	497,445	(302,130)
Total realized and changed in unrealized net gain (loss) from forward trading	$(279,243)	$(1,207,855)	$(580,592)	$(2,677,259)

Total realized and changed in unrealized net gain (loss) from futures and forward trading	$(24,294,720)	$13,086,469	$(7,475,597)	$(7,880,759)

The gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition were as follows:

Offsetting of Derivative Assets

As of June 30, 2015

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$8,320,132	$(7,756,384)	$563,748
Forward contracts	1,051,409	(735,187)	316,222
Total derivatives	$9,371,541	$(8,491,571)	$879,970

Derivatives Assets and Collateral Received by Counterparty

As of June 30, 2015

	Net Amount of
	Unrealized Gain
	Presented in	Gross Amounts Not Offset in the Consolidated
	the Consolidated	Statement of Financial Condition
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Deutsche Bank AG	(24,769)	—	—	(24,769)
ED&F Man Capital Markets Inc.	(27,350)			(27,350)
SG Americas Securities, LLC	466,794	—	—	466,794
UBS Securities LLC	465,295	—	—	465,295
Total	$879,970	$—	$—	$879,970

Grant Park Futures Fund Limited Partnership

Notes of Consolidated Financial Statements

(Unaudited)

Offsetting of Derivative Liabilities

As of June 30, 2015

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$7,756,384	$(7,756,384)	$—
Forward contracts	735,187	(735,187)	—
Total derivatives	$8,491,571	$(8,491,571)	$—

Derivatives Liabilities and Collateral Pledged by Counterparty

As of June 30, 2015

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

Notes of Consolidated Financial Statements

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

Derivatives Assets and Collateral Received by Counterparty

As of December 31, 2014

	Net Amount of
	Unrealized Gain
	Presented in	Gross Amounts Not Offset in the Consolidated
	the Consolidated	Statement of Financial Condition
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Bank of America N.A.	$207,217	$—	$—	$207,217
Jefferies, LLC	4,107,099	—	—	4,107,099
SG Americas Securities, LLC	1,285,569	—	—	1,285,569
UBS Securities LLC	5,768,360	—	—	5,768,360
Total	$11,368,245	$—	$—	$11,368,245

Grant Park Futures Fund Limited Partnership

Notes of Consolidated Financial Statements

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

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure. Subsequent to June 30, 2015, there were contributions and redemptions totaling approximately $2,999,000 and $2,743,000 respectively.

Additionally subsequent to June 30, 2015, the Partnership invested assets in a trading company which entered into a swap transaction tied to the performance of H2O Asset Management LLP on July 1, 2015.

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 9, LLC (“GP 9”)       GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)   GP 6, LLC (“GP 6”)   GP 11, LLC (“GP 11”)   GP 17, LLC (“GP 17”)

GP 4, LLC (“GP 4”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)   GP 18, LLC (“GP 18”)

There were no assets allocated to GP 3, GP 6 and GP 15 as of June 30, 2015.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors retained by the general partner. Amplitude Capital International Limited, EMC Capital Advisors LLC, Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Revolution Capital Management, LLC, Transtrend B.V. and Winton Capital Management Limited serve as Grant Park’s commodity trading advisors. Each of the trading advisors is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of June 30, 2015, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors Amplitude, EMC, Lynx, Quantica, Rabar, RCM, Transtrend and Winton. No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of June 30, 2015:

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and six months ended June 30, 2015 and 2014, are set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total return — Class A Units	(9.80)%	1.62%	(7.16)%	(4.87)%
Total return — Class B Units	(9.95)%	1.48%	(7.45)%	(5.15)%
Total return — Legacy 1 Class Units	(9.25)%	2.13%	(6.16)%	(3.84)%
Total return — Legacy 2 Class Units	(9.31)%	2.07%	(6.27)%	(3.95)%
Total return — Global 1 Class Units	(9.26)%	2.29%	(6.02)%	(3.67)%
Total return — Global 2 Class Units	(9.29)%	2.22%	(6.10)%	(3.78)%
Total return — Global 3 Class Units	(9.70)%	1.80%	(6.89)%	(4.60)%

Grant Park’s total net asset value at June 30, 2015 was approximately $257.0 million, at December 31, 2014 was approximately $298.5 million and at June 30, 2014 was approximately $326.1 million. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector for the three and six months ended June 30, 2015 and 2014.

	% Gain (Loss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Agriculturals	(0.1)%	(0.4)%	(0.8)%	0.6%
Currencies	(1.9)	(0.6)	0.3	(2.1)
Energy	(1.5)	0.1	(1.6)	(0.8)
Interest rates	(3.3)	3.6	0.1	4.2
Meats	(0.3)	0.6	(0.1)	1.6
Metals	(0.7)	(0.7)	(1.6)	(3.1)
Soft commodities	(0.1)	(0.3)	(0.1)	—
Stock indices	(1.5)	2.1	1.1	(2.0)
Forward Currency Contracts	(0.1)	(0.4)	(0.2)	(0.8)
	(9.5)%	4.0%	(2.9)%	(2.4)%

Three months ended June 30, 2015 compared to three months ended June 30, 2014

For the three months ended June 30, 2015, Grant Park had a negative return of approximately 9.8% for the Class A units, a negative return of approximately 10.0% for the Class B units, a negative return of approximately 9.3% for the Legacy 1 Class units, a negative return of approximately 9.3% for the Legacy 2 Class units, a negative return of approximately 9.3% for the Global 1 Class units, a negative return of approximately 9.3% for the Global 2 Class units and a negative return of approximately 9.7% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 9.5%, which were decreased by gains of approximately 0.1% from interest income. These trading losses were decreased by approximately 0.4% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2014, Grant Park had a positive return of approximately 1.6% for the Class A units, a positive return of approximately 1.5% for the Class B units, a positive return of approximately 2.1% for the Legacy 1 Class units, a positive return of approximately 2.1% for the Legacy 2 Class units, a positive return of approximately 2.3% for the Global 1 Class units, a positive return of approximately 2.2% for the Global 2 Class units and a positive return of approximately 1.8% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 4.0%, which were increased by gains of approximately 0.1% from interest income. These trading gains were decreased by approximately 2.4% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

For the six months ended June 30, 2015, Grant Park had a negative return of approximately 7.2% for the Class A units, a negative return of approximately 7.5% for the Class B units, a negative return of approximately 6.2% for the Legacy 1 Class units, a negative return of approximately 6.3% for the Legacy 2 Class units, a negative return of approximately 6.0% for the Global 1 Class units, a negative return of approximately 6.1% for the Global 2 Class units and a negative return of approximately 6.9% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 2.9%, which were decreased by gains of approximately 0.3% from interest income. These trading losses were increased by approximately 4.5% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2014, Grant Park had a negative return of approximately 4.9% for the Class A units, a negative return of approximately 5.2% for the Class B units, a negative return of approximately 3.8% for the Legacy 1 Class units, a negative return of approximately 4.0% for the Legacy 2 Class units, a negative return of approximately 3.7% for the Global 1 Class units, a negative return of approximately 3.8% for the Global 2 Class units and a negative return of approximately 4.6% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 2.4%, which were decreased by gains of approximately 0.2% from interest income. These trading losses were increased by approximately 2.6% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three and six months ended June 30, 2015

Grant Park returned -9.8% for the quarter as a result of strong declines in the financial markets.  Grant Park’s long exposure to the equity and fixed-income sectors lost value as prices sharply reversed direction against recent long-term trends.  The acceleration of the Greek economic crisis and ongoing uncertainty regarding timing of the U.S. Federal Reserve’s interest rate increase were the dominant themes throughout the quarter.

In April, European fixed-income markets moved lower and against Grant Park’s positions as economic data from the Eurozone suggested the ECB’s quantitative easing initiatives by the ECB were working; this reduced demand for safe-haven assets.  U.S. Treasury markets also fell, pressured by liquidations caused by uncertainty surrounding the U.S. interest rate hikes.  Finally, global debt markets weakened after China announced new regulations designed to fuel economic growth.  The news from China, however, benefitted Grant Park’s equity positions.  Prospects for a stronger Chinese economy strengthened investor confidence and fueled a rally in equities and benefitted long positions.  Better-than expected 1st quarter corporate earnings also played a role in moving share prices higher.   Short positions in the in the euro weighed on Grant Park’s value, driven by bullish economic data from the Eurozone and optimism in Greece’s ability to restructure its debt obligations.

Setbacks in the fixed-income markets continued during May.  Although Grant Park’s risk exposure in the debt markets declined nearly 20% in response to April losses, Grant Park’s remaining net long exposure experienced setbacks as prices declined further.  Bullish housing data and hawkish comments from the Federal Reserve bolstered prospects for an interest rate hike in June and put pressure on U.S. debt markets.  The same drivers, however, drove the U.S. dollar higher versus global counterparts and resulted in strong gains for the portfolio’s long positons.  Grant Park partially offset losses as elevated global supplies in the grains and foods markets drove prices sharply lower, to the benefit of Grant Park’s short positions.  Short exposure to the sugar and coffee markets were among the most profitable positions for the portfolio in May.

The Greek debt crisis drove Grant Park’s performance during June.  Long exposure in the energy market experienced setbacks due to weakness prompted by the perceived impact of a Greek Exit or “Grexit” on global industrial demand.  Short exposure to the natural gas markets also resulted in losses after forecasts for warmer weather in the U.S. buoyed demand and drove prices higher.  As the quarter ended, the news Greek officials had called for a referendum about defaulting on their debt sent a wave of uncertainty through the financial sector and resulted in massive liquidations in equity markets across the globe.  Equity markets in Europe and North America experienced sharp declines and produced losses for Grant Park’s long positions.  Grant Park’s risk exposure to the sector declined by nearly half as adverse moves stopped out positions.

Key trading developments for Grant Park during the first six months of 2015 included the following:

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

April. Grant Park recorded losses during the month. Class A units were down 4.01%, Class B units were down 4.07%, Legacy 1 Class units were down 3.81%, Legacy 2 Class units were down 3.83%, Global 1 Class units were down 3.84%, Global 2 Class units were down 3.83% and Global 3 Class units were down 3.99%. Crude oil markets rallied over 25% and reached a new high for 2015 as both U.S. inventories and active U.S. drilling rigs declined.  Continued violence between Saudi Arabia and Yemen contributed to the price increases.  Natural gas markets rose following forecasts for abnormally warm temperatures in May.  Wheat markets fell to a 5-year low due to a combination of favorable weather in the Midwest and weaker-than-expected export data.  Soybean prices rose as protests involving Brazilian truckers spurred supply concerns.  Precious metals markets finished lower due to weak demand and on speculation the U.S. Federal Reserve may raise interest rates in the 3rd quarter.  Prices for industrial metals generally increased after the Chinese government decided to lower capital reserve requirements and, in turn, supported industrial demand forecasts.   The U.S. dollar fell as weaker-than-expected U.S. growth data fueled speculation the Federal Reserve may further delay raising interest rates.  The euro strengthened sharply on a favorable economic outlook for the Eurozone and on renewed optimism Greece would be able to renegotiate their debt obligations.  Asian equity markets moved sharply higher in anticipation China’s new quantitative easing efforts would bolster growth in the region.  U.S. equity markets rallied on strong corporate earnings and hopes for a continuation of the Federal Reserve’s ongoing, accommodative economic policy.  Global fixed-income markets declined as better-than-expected data from the Eurozone and an expansion of China’s quantitative easing initiatives reduced demand for safe-haven assets.  U.S. Treasury prices declined as investors liquidated holdings due to uncertainty about potential shifts in monetary policy by the Federal Reserve.

May. Grant Park recorded losses during the month. Class A units were down 1.46%, Class B units were down 1.51%, Legacy 1 Class units were down 1.27%, Legacy 2 Class units were down 1.29%, Global 1 Class units were down 1.27%, Global 2 Class units were down 1.29% and Global 3 Class units were down 1.43%.  Natural gas markets fell as supplies increased and temperate weather in the U.S. drove prices lower. Investors attempted to lock-in natural gas profits from recent up-trends, which resulted in increased selling activities that drove prices lower. Crude oil markets rose as U.S. drilling activity declined. Wheat markets finished higher after heavy rains across the Plains states spurred supply concerns. Soybean markets moved lower, driven by robust supply data from South America and by forecasts for a strong U.S. growing season. Sugar and coffee markets each fell nearly 8% on forecasts for elevated global supplies. Lean hogs markets increased nearly 9% because of strong demand and decreased supplies.  Gold and silver prices increased after the U.S. unemployment rate rose to a 5-week high and dampened optimism on the health of the labor market. In the base metals markets, copper prices declined because of concerns surrounding Chinese economic growth and on weaker international demand for copper caused by U.S. dollar strength. The U.S. dollar strengthened following the release of strong consumer price data and an increase in new home construction in the U.S., information which reinforced speculation the Federal Reserve will raise interest rates in late 2015. The euro weakened over concerns about Greece’s ability to restructure its debt obligations. Separately, the European Central Bank suggested it may move up asset purchases to support its quantitative easing initiatives, putting further pressure on the euro. U.S. equity markets rose in response to bullish economic data. The Nikkei 225 climbed to a 15-year high after strong corporate earnings were reported. European equity markets rose as weakness in the euro supported export industries. U.S. Treasuries declined as better than expected housing data supported views the Federal Reserve will raise interest rates before year end. German Bund prices declined as speculation for higher inflation and concerns about liquidity caused investors to liquidate holdings.

June. Grant Park recorded losses during the month. Class A units were down 4.64%, Class B units were down 4.69%, Legacy 1 Class units were down 4.45%, Legacy 2 Class units were down 4.47%, Global 1 Class units were down 4.43%, Global 2 Class units were down 4.45% and Global 3 Class units were down 4.59%. Natural gas prices rose due to a smaller-than-expected build up in U.S. supplies and in reaction to forecasts for warmer weather which would result in increased demand.  Crude oil markets moved lower due to increased U.S. inventories and the impact of reduced global demand. Corn and wheat markets rose almost 18% and 29%, respectively, due to global supply concerns prompted by forecasts for unfavorable weather in Europe and North America.  Soybean markets also moved higher after the U.S. Department of Agriculture reported slower-than-expected plantings and weak crop condition ratings for soybeans. Gold and silver prices declined as positive economic indicators fueled speculation for a September 2015 U.S. interest rate hike.  Base metal markets fell due to concerns regarding global demand fueled by the ongoing Greek debt situation and concerns the Chinese government would not be able to bolster the nation’s economy.  The U.S. dollar finished lower as the Federal Reserve signaled a less aggressive stance on hiking U.S. interest rates.  The euro finished slightly higher amidst the on-going Greek debt crisis and as large investors unwound short positions used to hedge their Eurozone equity exposure.  The New Zealand dollar fell over 5% when disappointing GDP data fueled speculation the Reserve Bank of New Zealand would reduce interest rates again.  The Japanese yen strengthened on increased demand for safe-haven assets amidst turmoil in Europe and on concerns over the strength of the Chinese economy.  Global equity prices declined as investor sentiment fell in reaction to the possibility Greece could default on its debt obligations.  U.S. Treasury and German Bund markets fell sharply in reaction to reduced demand for safe-haven assets as investors hoped the Greek situation would soon be resolved.  U.S. Treasury markets were also pressured by speculation about a near-term U.S. interest rate hike.  The U.K. fixed-income markets finished lower after the Bank of England indicated it would raise interest rates sooner than expected.

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

Grant Park maintains a portion of its assets at its clearing brokers as well as at Lake Forest Bank & Trust Company. These assets, which may range from 5% to 35% of Grant Park’s value, are held in cash and/or U.S. Treasury securities. The balance of Grant Park’s assets, which ranges from 65% to 95%, is invested in investment grade money market instruments purchased and managed by Middleton Dickinson Capital Management, LLC and is held in a separate account in the name of GP Cash Management, LLC and custodied at State Street Bank and Trust Company. Violent fluctuations in prevailing interest rates or changes in other economic conditions could cause mark-to-market losses on Grant Park’s cash management income.

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

In addition to market risk, there is credit risk that a counterparty will not be able to meet its obligations to Grant Park when entering into commodity interest contracts. The counterparty for futures and options on futures contracts traded in the United States and on most non-U.S. futures exchanges is the clearing organization associated with such exchange. In general, clearing organizations are backed by the corporate members of the clearing organization who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of June 30, 2015 and December 31, 2014 and the trading gains/losses by market category for the six months ended June 30, 2015 and the year ended December 31, 2014. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of June 30, 2015, Grant Park’s net asset value was approximately $257.0 million. As of December 31, 2014, Grant Park’s net asset value was approximately $298.5 million.

	June 30, 2015
Market Sector	Value at Risk*	Trading Gain/(Loss)

Metals	0.4%	(1.6)%
Stock indices	0.3	1.1
Interest rates	0.3	0.1
Currencies	0.2	0.1
Agriculturals/softs/meats	0.1	(1.0)
Energy	0.0	(1.6)

Aggregate/Total	0.6%	(2.9)%

	December 31, 2014
Market Sector	Value at Risk*	Trading Gain/(Loss)
Interest rates	0.5%	11.0%
Stock indices	0.4	(4.6)
Currencies	0.3	4.3
Energy	0.2	3.6
Metals	0.1	(2.6)
Agriculturals/softs/meats	0.1	3.7

Aggregate/Total	0.6%	15.4%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of June 30, 2015, by market sector.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel, and zinc. As of June 30, 2015, in the precious metals sector Grant Park had short positions in platinum, gold, silver, and palladium.  In the base metals markets Grant Park had short positions in copper, aluminum, zinc, nickel, tin, and lead.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, China, Taiwan, South Africa, India, Turkey, Singapore, South Korea, and Australia.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of June 30, 2015, Grant Park was predominantly long equities in Japan, the Eurozone, U.S., Hong Kong, Taiwan, Mexico, China, and South Africa and was short equities in the U.K., India, Australia, Thailand, Canada, Sweden, Turkey, Singapore, and Poland.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, Singapore, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of June 30, 2015, Grant Park was long interest rate instruments in the U.S., Eurozone, U.K., Australia, Canada, Japan, Singapore, and New Zealand.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of June 30, 2015, Grant Park was long the U.S. dollar against the Australian dollar, Canadian dollar, euro, Japanese yen, Mexican peso, and New Zealand dollar, and short the U.S. dollar against the British pound and Swiss franc.

Agriculturals/Softs/Meats

Grant Park’s primary commodities exposure is driven by agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of June 30, 2015, in the grains markets, Grant Park had long positions in soybean meal, soybeans, canola, wheat, soybean oil, white maize, and milling wheat, and short positions in corn, oats, and rough rice.  In the livestock markets Grant Park was long live cattle and feeder cattle and short lean hogs.  Grant Park was long cocoa, cotton, sunflower seeds, rapeseed, and lumber and short sugar, rubber, coffee, crude palm oil, fluid milk, and orange juice.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America.  As of June 30, 2015, the energy market exposure of Grant Park was short crude oil, natural gas, gas oil, Brent crude oil, WTI crude Oil, Oman crude oil, Phelix Baseload Monthly and New Crude Oil and long gasoline blendstock, heating oil, carbon emissions, and new gasoline.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of June 30, 2015.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2014, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 None.

(b)                                 None.

Issuer Purchases of Equity Securities

(c)           The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended June 30, 2015.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)

04/01/2015 through 04/30/2015	6.51	$1,232.56	1,090.57	$1,024.21	0.00	$930.28	73.43	$914.74	505.71	$909.50	17.18	$894.59	7,785.44	$804.34	9,478.84	(2)
05/01/2015 through 05/31/2015	217.50	$1,214.60	1,177.13	$1,008.74	14.46	$918.46	0.00	$902.95	504.17	$897.99	226.66	$883.09	1,545.53	$792.87	3,685.45	(2)
06/01/2015 through 06/30/2015	26.20	$1,158.26	1,425.07	$961.43	66.93	$877.58	49.34	$862.56	744.21	$858.24	21.50	$843.83	4,474.93	$756.48	6,808.18	(2)
Total	250.21	$1,209.17	3,692.77	$995.05	81.39	$884.84	122.77	$893.77	1,754.09	$884.44	265.34	$880.65	13,805.90	$787.54	19,972.47	(2)

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

101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: August 14, 2015	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)