Form 10-Q
period 2015-09-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2015-11-16
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  September 30, 2015

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

QUARTER ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Equity in brokers’ trading accounts:
Securities owned, at fair value (cost $9,498,839 and $12,393,731, respectively)	$9,500,412	$12,395,634
Cash	18,483,321	15,838,709
Net unrealized gain (loss) on open futures contracts	7,293,331	11,549,467
Net unrealized gain (loss) on open forward currency contracts	(480,443)	(181,222)
Net unrealized gain (loss) on open swap contracts	411,108	—
Total equity in brokers’ trading accounts	35,207,729	39,602,588
Cash and cash equivalents	117,529,336	160,802,456
Securities owned, at fair value (cost $94,998,594 and $111,958,454, respectively)	95,207,295	112,187,759
Interest receivable, net	19,801	31,132
Total assets	$247,964,161	$312,623,935
Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Brokerage commission payable	$1,316,489	$1,679,754
Accrued incentive fees	4,438	5,188,240
Organization and offering costs payable	59,681	74,324
Accrued operating expenses	51,639	64,150
Pending limited partner additions	25,000	115,000
Redemptions payable to limited partners	5,042,029	6,973,279
Total liabilities	6,499,276	14,094,747
Partners’ Capital (Net Asset Value)
General Partner
Class A (307.34 units outstanding at both September 30, 2015 and December 31, 2014)	352,407	383,435
Legacy 1 Class (1,025.00 units outstanding at both September 30, 2015 and December 31, 2014)	895,565	958,529
Legacy 2 Class (263.13 units outstanding at both September 30, 2015 and December 31, 2014)	225,832	242,148
Global 1 Class (1,372.89 units outstanding at both September 30, 2015 and December 31, 2014)	1,172,002	1,253,774
Global 2 Class (1,329.58 units outstanding at both September 30, 2015 and December 31, 2014)	1,115,373	1,194,874

Limited Partners
Class A (11,558.77 and 12,125.34 units outstanding at September 30, 2015 and December 31, 2014, respectively)	13,253,489	15,127,238
Class B (141,177.44 and 155,869.84 units outstanding at September 30, 2015 and December 31, 2014, respectively)	134,147,698	161,924,013
Legacy 1 Class (1,352.38 and 1,802.74 units outstanding at September 30, 2015 and December 31, 2014, respectively)	1,181,602	1,685,836
Legacy 2 Class (515.52 and 724.42 units outstanding at September 30, 2015 and December 31, 2014, respectively)	442,441	666,651
Global 1 Class (23,764.06 and 9,206.57 units outstanding at September 30, 2015 and December 31, 2014, respectively)	20,286,731	8,407,766
Global 2 Class (4,566.43 and 5,196.84 units outstanding at September 30, 2015 and December 31, 2014, respectively)	3,830,738	4,670,326
Global 3 Class (86,218.24 and 125,561.73 units outstanding at September 30, 2015 and December 31, 2014, respectively)	64,561,007	102,014,598
Total partners’ capital (net asset value)	241,464,885	298,529,188
Total liabilities and partners’ capital (net asset value)	$247,964,161	$312,623,935

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

September 30, 2015

(Unaudited)

Futures, Forwards and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(109,757)	(0.05)%	$(234,139)	(0.10)%	$(343,896)	(0.15)%
Currencies	$(359,685)	(0.15)%	$103,625	0.04%	$(256,060)	(0.11)%
Energy	$(112,807)	(0.05)%	$804,577	0.33%	$691,770	0.28%
Interest rates	$2,619,623	1.09%	$28,764	0.01%	$2,648,387	1.10%
Meats	$103,800	0.04%	$904,876	0.37%	$1,008,676	0.41%
Metals	$(53,245)	(0.02)%	$67,513	0.03%	$14,268	0.01%
Soft commodities	$(60,212)	(0.02)%	$220,439	0.09%	$160,227	0.07%
Stock indices and single stock futures	$(116,254)	(0.05)%	$189,984	0.08%	$73,730	0.03%
Total U.S. Futures Positions	$1,911,463		$2,085,639		$3,997,102

Foreign Futures Positions:
Agriculturals	$9,362	0.00%	$1,866	0.00%	$11,228	0.00%
Energy	$1,455	0.00%	$344,969	0.14%	$346,424	0.14%
Interest rates	$2,665,184	1.10%	$(103,781)	(0.04)%	$2,561,403	1.06%
Metals	$(854,057)	(0.35)%	$1,261,679	0.52%	$407,622	0.17%
Soft commodities	$(8,230)	0.00%	$19,794	0.01%	$11,564	0.01%
Stock indices	$(251,065)	(0.10)%	$209,053	0.09%	$(42,012)	(0.01)%
Total Foreign Futures Positions	$1,562,649		$1,733,580		$3,296,229
Total Futures Contracts	$3,474,112	1.44%	$3,819,219	1.58%	$7,293,331	3.02%

Forward Contracts *
Currencies	$(190,786)	(0.08)%	$(289,657)	(0.12)%	$(480,443)	(0.20)%

Swap Contracts
Total return Swap GP5 TRS Index	$411,108	0.17%	$—	(0.00)%	$411,108	0.17%

Total Futures, Forward and Swap Contracts	$3,694,434	1.53%	$3,529,562	1.46%	$7,223,996	2.99%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2015

(Unaudited)

U.S. Government securities in brokers’ trading accounts**

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$9,500,000	12/17/2015	U.S. Treasury Bills, 0.0% (cost of $9,498,839)	$9,500,412	3.93%

Securities owned

U.S. Government-sponsored enterprises

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$49,735,000	3/29/2018-8/24/2018	Federal Home Loan Banks, 1.1-1.4%	$49,898,414	20.66%
$16,500,000	8/10/2018-9/28/2018	Federal Farm Credit Banks, 1.1-1.3%	16,510,443	6.84%
$2,500,000	12/22/2017	Federal Agricultural Mortgage Corp., 1.3%	2,509,213	1.04%
	Total U.S. Government-sponsored enterprises (cost of $68,735,470)		$68,918,070	28.54%

Commercial paper

				Percent of Partners’ Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$2,000,000	1/5/2016	Foreign Commercial paper, 0.5%	$1,997,440	0.83%
$12,170,000	10/1/2015-1/11/2016	U.S. Commercial paper, 0.3-0.6%	12,160,986	5.04%
	Total commercial paper (cost of $14,151,147)***		$14,158,426	5.87%

Corporate Bonds

				Percent of Partners’ Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$11,740,000	10/1/2015-2/16/2018	U.S. corporate bonds, 1.1-1.8% (cost of $12,111,977)***	$12,130,799	5.02%

		Percent of Partners’ Capital
	Fair Value	(net asset value)
Total securities owned	$95,207,295	39.43%

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

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$(4,068,248)	$24,289,534	$22,467	$33,347,892
Change in unrealized	6,729,583	354,244	(4,256,137)	(13,907,614)
Commissions	(938,521)	(1,200,795)	(3,116,775)	(4,150,577)
Net gains (losses) from futures trading	1,722,814	23,442,983	(7,350,445)	15,289,701

Net gain (loss) from forward trading
Realized	$(734,802)	$708,675	$(1,812,839)	$(1,666,454)
Change in unrealized	(796,665)	(1,039,449)	(299,220)	(1,341,579)
Net gains (losses) from forward trading	(1,531,467)	(330,774)	(2,112,059)	(3,008,033)

Net gain (loss) from swap trading
Change in unrealized	$411,108	$—	$411,108	$—
Net gains (losses) from swap trading	411,108	—	411,108	—

Net trading gains (losses)	$602,455	$23,112,209	$(9,051,396)	$12,281,668
Net investment income (loss)
Income
Interest income	299,081	246,032	987,837	820,819
Expenses from operations
Brokerage charge	3,170,861	4,147,505	10,657,787	14,220,918
Incentive fees	4,438	2,078,920	2,560,842	2,914,359
Organizational and offering costs	182,058	232,297	602,272	803,252
Operating expenses	157,497	200,132	520,538	691,763
Total expenses	3,514,854	6,658,854	14,341,439	18,630,292
Net investment loss	$(3,215,773)	$(6,412,822)	$(13,353,602)	$(17,809,473)
Net income (loss)	$(2,613,318)	$16,699,387	$(22,404,998)	$(5,527,805)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(11.64)	$62.18	$(100.95)	$5.23
General Partner & Limited Partner Class B Units	$(11.22)	$50.78	$(88.63)	$0.32
General Partner & Limited Partner Legacy 1 Class Units	$(3.86)	$49.96	$(61.43)	$16.89
General Partner & Limited Partner Legacy 2 Class Units	$(4.31)	$49.30	$(62.01)	$15.80
General Partner & Limited Partner Global 1 Class Units	$(4.57)	$48.78	$(59.57)	$18.16
General Partner & Limited Partner Global 2 Class Units	$(4.94)	$47.73	$(59.80)	$16.57
General Partner & Limited Partner Global 3 Class Units	$(7.67)	$40.76	$(63.66)	$5.96

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Nine Months Ended September 30, 2015

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital, (net asset value) December 31, 2014	307.34	$383,435	12,125.34	$15,127,238	—	$—	155,869.84	$161,924,013	1,025.00	$958,529	1,802.74	$1,685,836	263.13	$242,148	724.42	$666,651
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(566.57)	(672,171)	—	—	(14,692.40)	(14,653,792)	—	—	(450.36)	(403,028)	—	—	(208.90)	(187,697)
Net income (loss)	—	(31,028)	—	(1,201,578)	—	—	—	(13,122,523)	—	(62,964)	—	(101,206)	—	(16,316)	—	(36,513)
Partners’ capital, (net asset value) September 30, 2015	307.34	$352,407	11,558.77	$13,253,489	—	$—	141,177.44	$134,147,698	1,025.00	$895,565	1,352.38	$1,181,602	263.13	$225,832	515.52	$442,441

Net asset value per unit at December 31, 2014		$1,247.57				$1,038.84				$935.15				$920.26

Net asset value per unit at September 30, 2015		$1,146.62				$950.21				$873.72				$858.25

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount

Partners’ capital, (net asset value) December 31, 2014	1,372.89	$1,253,774	9,206.57	$8,407,766	1,329.58	$1,194,874	5,196.84	$4,670,326	—	$—	125,561.73	$102,014,598	$298,529,188
Contributions	—	—	18,923.49	17,198,219	—	—	—	—	—	—	1,989.95	1,624,956	18,823,175
Redemptions	—	—	(4,366.00)	(3,892,787)	—	—	(630.41)	(550,241)	—	—	(41,333.44)	(33,122,764)	(53,482,480)
Net income (loss)	—	(81,772)	—	(1,426,467)	—	(79,501)	—	(289,347)	—	—	—	(5,955,783)	(22,404,998)
Partners’ capital, (net asset value) September 30, 2015	1,372.89	$1,172,002	23,764.06	$20,286,731	1,329.58	$1,115,373	4,566.43	$3,830,738	—	$—	86,218.24	$64,561,007	$241,464,885

Net asset value per unit at December 31, 2014		$913.24				$898.69				$812.47

Net asset value per unit at September 30, 2015		$853.67				$838.89				$748.81

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Nine Months Ended September 30, 2014

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

The Partnership engages in the speculative trading of futures and forward contracts for commodities, financial instruments or currencies, any rights pertaining thereto and any options thereon, or on physical commodities, equities, listed options, swap transactions and broad based exchange-traded funds. The Partnership may also engage in hedge, arbitrage and cash trading of commodities and futures.

The Partnership is a multi-advisor commodity pool that invests the assets of each class of the Partnership in the Partnership’s subsidiary limited liability trading companies (each, a “Trading Company” and collectively, the “Trading Companies”) which (i) enter into advisory agreements with the independent commodity trading advisors retained by the general partner; (ii) enter into swap transactions or derivative instruments tied to the performance of such trading advisors; and/or (iii) allocate assets to the Partnership’s cash management trading company. The Partnership’s general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C. (“the General Partner”), an Illinois limited liability company. The Trading Companies were set up to, among other things, segregate risk by commodity trading advisor. Effectively, this structure isolates one trading advisor from another and any losses from one Trading Company will not carry over to the other Trading Companies. The following is a list of the Trading Companies, for which the Partnership is the sole member and all of which were organized as Delaware limited liability companies:

GP 1, LLC (“GP 1”)	GP 5, LLC (“GP 5”)	GP 9, LLC (“GP 9”)	GP 15, LLC (“GP 15”)
GP 3, LLC (“GP 3”)	GP 6, LLC (“GP 6”)	GP 11, LLC (“GP 11”)	GP 17, LLC (“GP 17”)
GP 4, LLC (“GP 4”)	GP 8, LLC (“GP 8”)	GP 14, LLC (“GP 14”)	GP 18, LLC (“GP 18”)

There were no assets allocated to GP 3, GP 6 and GP 15 as of September 30, 2015. There were no assets allocated to GP 3, GP 5, GP 6 and GP 15 as of December 31, 2014.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Partnership’s significant accounting policies are as follows:

Accounting Principles: Pursuant to rules and regulations of the SEC, audited consolidated financial statements of the Partnership are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The Partnership is an investment company and follows accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services — Investment Companies.

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

Investment transactions, investment income and expenses: Futures contracts, options on futures and forward contracts are recorded on a trade date basis and realized gains or losses are recognized when contracts/positions are liquidated. Unrealized gains or losses on open contracts/positions (the difference between contract trade price and market price) or securities are reported in the consolidated statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with FASB ASC 210-20, Balance Sheet, Offsetting. Any change in net unrealized gain or loss from the preceding period is reported in the consolidated statement of operations. Interest income and expense is recognized under the accrual basis.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are  more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. As of September 30, 2015 and December 31, 2014, management has determined that there are no material uncertain income tax positions

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2012.

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 6 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At September 30, 2015 and December 31, 2014, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Swap contracts: Certain Trading Companies of the Partnership will strategically allocate a portion or all of their assets to total return swaps selected at the direction of the General Partner. A swap is a bilaterally negotiated agreement between two parties to exchange cash flows based upon an asset, rate or some other reference index. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of commodities or other investments representing a particular index.  Changes in the value of the swap agreement are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty.  Realized gains and losses from a decrease in the notional value of the swap are recognized on trade date.  A liquidation payment received or made at the termination of the swap agreement will first be offset against the swap balance outstanding at the time the position is liquidated, with the remainder being recorded as a realized gain or loss in the consolidated statement of operations.  Through its Trading Companies the Partnership has entered into a total return swap with Deutsche Bank AG.  The swap was effective July 1, 2015 and has a term of five years.

Reclassification: Certain amounts in the 2014 consolidated financial statements have been reclassified to conform with the 2015 presentation.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the period ended September 30, 2015 and 2014, substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

The Partnership values forward contracts and options on forward contracts based on the average bid and ask price of quoted forward spot prices obtained as of the last business day of the reporting period. These financial instruments are classified in Level 2 of the fair value hierarchy.

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

The investment in the total return swap is reported at fair value based on daily price reporting from the swap counterparty. The Partnership’s swap transaction is a two-party contract entered into primarily to exchange the returns earned or realized on particular pre-determined investments or instruments. The gross returns to be exchanged or swapped between parties are calculated with respect to a notional amount. The total return swap has inputs which are transparent and can generally be corroborated by market data and therefore is classified within Level 2 of the fair value hierarchy.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$—	$9,500,412	$—	$9,500,412
U.S. and foreign futures contracts	7,293,331	—	—	7,293,331
Forward currency contracts	—	(480,443)	—	(480,443)
Swap contracts	—	411,108	—	411,108
Cash and cash equivalents
Bank deposits	3,077,861	—	—	3,077,861
Foreign commercial paper	—	6,163,239	—	6,163,239
U.S. Commercial paper	—	108,292,356	—	108,292,356
Securities owned
Foreign commercial paper	—	1,997,440	—	1,997,440
U.S. Commercial paper	—	12,160,986	—	12,160,986
U.S. Government-sponsored enterprises	—	68,918,070	—	68,918,070
U.S. Corporate bonds	—	12,130,799	—	12,130,799
Total	$10,371,192	$219,093,967	$—	$229,465,159

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 10. See the consolidated condensed schedule of investments for additional detail categorization.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers’ trading accounts
U.S. Government securities	$—	$12,395,634	$—	$12,395,634
U.S. and foreign futures contracts	11,549,467	—	—	11,549,467
Forward currency contracts	—	(181,222)	—	(181,222)
Cash and cash equivalents
Bank deposits	6,163,896	—	—	6,163,896
Foreign commercial paper	—	18,301,948	—	18,301,948
U.S. commercial paper	—	136,220,051	—	136,220,051
Securities owned				—
Foreign commercial paper	—	2,580,625	—	2,580,625
U.S. commercial paper	—	8,106,663	—	8,106,663
U.S. Government-sponsored enterprises	—	89,383,625	—	89,383,625
Foreign corporate bonds	—	1,553,227	—	1,553,227
U.S. corporate bonds	—	10,563,619	—	10,563,619
Total	$17,713,363	$278,924,170	$—	$296,637,533

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 10. See the consolidated condensed schedule of investments for additional detail categorization.

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no significant transfers among Levels 1, 2 and 3 during the three and nine months ended September 30, 2015 and year ended December 31, 2014.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Note 3. Deposits with Brokers and Interbank Market Makers

The Partnership, through the Trading Companies, deposits assets with E D & F Man Capital Markets Inc., UBS Securities LLC and SG Americas Securities, LLC, formerly Newedge USA, LLC, subject to CFTC regulations and various exchange and broker requirements. Margin requirements may be satisfied by the deposit of U.S. Treasury bills, Government- sponsored enterprise securities and/or cash with such clearing brokers. The Partnership may earn interest income on its assets deposited with the clearing brokers.

The Partnership, through the Trading Companies, has entered into a relationship with Deutsche Bank AG, Sociètè Gènèrale Newedge UK Limited and UBS AG for the clearing of its OTC foreign currency transactions and with Deutsche Bank AG for its swap transactions.  The Partnership has entered into an International Swaps and Derivatives Association, Inc. master agreement with Deutsche Bank AG, Sociètè Gènèrale Newedge UK Limited and UBS AG.  Margin requirements may be satisfied by the deposit of U.S. Treasury bills and/or cash with such interbank market makers or swap counterparties. The Partnership may earn interest income on its assets deposited with the interbank market makers.

Note 4. Commodity Trading Advisors

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors or through swap transactions based on reference programs of such advisors.  Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. The commodity trading advisors are Amplitude Capital International Limited (“Amplitude”), EMC Capital Advisors, LLC (“EMC”), H2O Asset Management LLP (“H2O”), Lynx Asset Management AB (“Lynx”), Quantica Capital AG (“Quantica”), Rabar Market Research, Inc. (“Rabar”), Revolution Capital Management, LLC (“RCM”), Transtrend B.V. (“Transtrend”) and Winton Capital Management Limited (“Winton”) (collectively, the “Advisors”). The Advisors are paid a consulting fee, either monthly or quarterly, directly or through swap transactions, ranging from 0 percent to 2 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee, directly or through swap transactions, ranging from 20 percent to 24.5 percent of the new trading profits on the allocated net assets of the Advisor.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amount of $3,170,861 and $10,657,787, respectively, for the three and nine months ended September 30, 2015 and $4,147,505 and $14,220,918, respectively, for the three and nine months ended September 30, 2014, respectively, are shown on the consolidated statements of operations.

Transaction costs and consulting fees are taken into account in determining the net amount the Partnership receives or pays in connection with swap transactions, but such costs or fees are not directly charged to the Partnership or any of its trading companies. The general partner will reduce (but not below zero) the brokerage charge by the amount of such costs and fees. Each class of units pays a fee to a counterparty in respect of any swap transaction of up to 0.50% of the notional amount of such swap transaction.

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership.  The organization and offering costs in the amounts of $182,058 and $602,272, respectively, for the three and nine months ended September 30, 2015 and $232,297 and $803,252, respectively, for the three and nine months ended September 30, 2014, respectively, are shown on the consolidated statements of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year.  The operating expenses in the amounts of $157,497 and $520,538, respectively, for the three and nine months ended September 30, 2015 and $200,132 and $691,763, respectively, for the three and nine months ended September 30, 2014, respectively, are shown on the consolidated statements of operations.

Note 6. Subscriptions, Redemptions and Allocation of Net Income or Loss

Subscriptions received in advance, if any, represent cash received prior to September 30, 2015 and December 31, 2014 for contributions of the subsequent month and do not participate in earnings of the Partnership until the following October and January, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Total return — Class A Units	(1.01)%	5.59%	(8.09)%	0.45%
Total return — Class B Units	(1.17)%	5.47%	(8.53)%	0.03%
Total return — Legacy 1 Class Units	(0.44)%	6.04%	(6.57)%	1.96%
Total return — Legacy 2 Class Units	(0.50)%	6.06%	(6.74)%	1.86%
Total return — Global 1 Class Units	(0.53)%	6.06%	(6.52)%	2.17%
Total return — Global 2 Class Units	(0.58)%	6.02%	(6.65)%	2.01%
Total return — Global 3 Class Units	(1.01)%	5.65%	(7.83)%	0.79%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	5.64%	5.90%	5.72%	5.81%
Incentive fees (2)	(0.00)%	0.67%	0.93%	0.81%
Total expenses	5.64%	6.57%	6.65%	6.62%
Net investment loss (1) (3)	(5.16)%	(5.58)%	(5.24)%	(5.50)%

(1) Annualized.

(2) Not annualized.

(3) Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and nine months ended September 30, 2015 and 2014 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three and nine months ended September 30, 2015 and 2014.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Class A Units	2015	2014	2015	2014

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,158.26	$1,112.71	$1,247.57	$1,169.66
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	3.69	86.10	(41.25)	62.14
Expenses net of interest income*	(15.33)	(23.92)	(59.70)	(56.91)
Total income (loss) from operations	(11.64)	62.18	(100.95)	5.23
Net asset value per unit at end of period	$1,146.62	$1,174.89	$1,146.62	$1,174.89

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Class B Units	2015	2014	2015	2014

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$961.43	$928.96	$1,038.84	$979.42
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	3.13	71.64	(33.80)	51.76
Expenses net of interest income*	(14.35)	(20.86)	(54.83)	(51.44)
Total income (loss) from operations	(11.22)	50.78	(88.63)	0.32
Net asset value per unit at end of period	$950.21	$979.74	$950.21	$979.74

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Legacy 1 Class Units	2015	2014	2015	2014

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$877.58	$827.69	$935.15	$860.76
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	2.88	64.21	(30.92)	46.42
Expenses net of interest income*	(6.74)	(14.25)	(30.51)	(29.53)
Total income (loss) from operations	(3.86)	49.96	(61.43)	16.89
Net asset value per unit at end of period	$873.72	$877.65	$873.72	$877.65

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Legacy 2 Class Units	2015	2014	2015	2014

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$862.56	$814.26	$920.26	$847.76
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	2.81	63.72	(29.86)	44.37
Expenses net of interest income*	(7.12)	(14.42)	(32.15)	(28.57)
Total income (loss) from operations	(4.31)	49.30	(62.01)	15.80
Net asset value per unit at end of period	$858.25	$863.56	$858.25	$863.56

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Global 1 Class Units	2015	2014	2015	2014

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$858.24	$804.62	$913.24	$835.24
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	1.07	61.44	(34.53)	42.74
Expenses net of interest income*	(5.64)	(12.66)	(25.04)	(24.58)
Total income (loss) from operations	(4.57)	48.78	(59.57)	18.16
Net asset value per unit at end of period	$853.67	$853.40	$853.67	$853.40

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Global 2 Class Units	2015	2014	2015	2014

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$843.83	$792.29	$898.69	$823.45
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	0.84	61.00	(32.63)	41.86
Expenses net of interest income*	(5.78)	(13.27)	(27.17)	(25.29)
Total income (loss) from operations	(4.94)	47.73	(59.80)	16.57
Net asset value per unit at end of period	$838.89	$840.02	$838.89	$840.02

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Global 3 Class Units	2015	2014	2015	2014

Per Unit Performance (for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$756.48	$721.23	$812.47	$756.03
Income (loss) from operations:
Net realized and change in unrealized gain (loss) from trading*	0.71	54.96	(28.31)	38.75
Expenses net of interest income*	(8.38)	(14.20)	(35.35)	(32.79)
Total income (loss) from operations	(7.67)	40.76	(63.66)	5.96
Net asset value per unit at end of period	$748.81	$761.99	$748.81	$761.99

* Expenses net of interest income per unit are calculated by dividing the expenses net of interest income by the average number of units outstanding during the period. The net realized and change in unrealized gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

Note 8. Trading Activities and Related Risks

The Partnership, through its Advisors or swap transactions based on reference programs of such advisors, engages in the speculative trading of a variety of instruments, including U.S. and foreign futures contracts, options on U.S. and foreign futures contracts and forward contracts and other derivative instruments including swap contracts (collectively, derivatives; see Note 10). These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy. Additionally, the Partnership’s speculative trading includes equities and exchange-traded funds. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The Partnership utilizes ED&F Man Capital Markets, Inc., UBS Securities LLC and SG Americas Securities, LLC, formerly Newedge USA LLC, as its clearing brokers.

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value. The fair value of securities held to satisfy such requirements at September 30, 2015 and December 31, 2014 was $9,500,412 and $12,395,634, respectively, which was 3.93% and 4.15% of the net asset value, respectively.  The cash deposited with the FCMs, interbank market makers and swap counterparties at September 30, 2015 and December 31, 2014 was $18,483,321 and $15,838,709, respectively, which was 7.65% and 5.31% of the net asset value, respectively.

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

In addition to market risk, trading futures, forwards and swap contracts entails a credit risk that a counterparty will not be able to meet its obligations to the Partnership. The counterparty for futures and options on futures contracts traded in the United States and on most non-U.S. futures exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases in which the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward contracts, over-the-counter options contracts or swap contracts, which are traded on the interbank markets, or other institutional markets rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a clearinghouse backed by a group of financial institutions; thus, there likely will be greater counterparty credit risk. The Partnership trades only with those counterparties that it believes to be creditworthy. All positions of the Partnership are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Partnership.

Unlike futures and options on futures contracts, most swap contracts currently are not traded on or cleared by an exchange or clearinghouse. The CFTC currently requires only a limited class of swap contracts (certain interest rate and credit default swaps) to be cleared and executed on an exchange or other organized trading platform. In accordance with the Dodd-Frank Act, the CFTC will determine in the future whether other classes of swap contracts will be required to be cleared and executed on an exchange or other organized trading platform. Until such time as these transactions are cleared, the Partnership will be subject to a greater risk of counterparty default on its swaps. Because swaps do not generally involve the delivery of underlying assets or principal, the amount payable upon default and early termination is usually calculated by reference to the current market value of the contract. Swap dealers and major swap participants require the Partnership to deposit initial margin and variation margin as collateral to support such obligation under the swap agreement but may not themselves provide collateral for the benefit of the Partnership. If the counterparty to such a swap agreement defaults, the Partnership would be a general unsecured creditor for any termination amounts owed by the counterparty to the Partnership as well as for any collateral deposits in excess of the amounts owed by the Partnership to the counterparty, which would result in losses to the Partnership.

There are no limitations on daily price movements in swap transactions. Speculative position limits are not currently applicable to swaps, but in the future may be applicable for swaps on certain commodities. In addition, participants in swap markets are not required to make continuous markets in the swaps they trade, and determining a market value for calculation of termination amounts can lead to uncertain results.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

For the three months ended September 30, 2015, the monthly average futures contracts, options on futures contracts and equity options bought and sold was 51,231 and the monthly average forward contracts bought and sold was 2,168. For the three months ended September 30, 2014, the monthly average futures contracts, options on futures contracts and equity options bought and sold was 79,849 and the monthly average forward contracts bought and sold was 16,991.

For the nine months ended September 30, 2015, the monthly average futures contracts, options on futures contracts and equity options bought and sold was 66,124 and the monthly average forward contracts bought and sold was 11,460. For the nine months ended September 30, 2014, the monthly average futures contracts, options on futures contracts and equity options bought and sold was 72,944 and the monthly average forward contracts bought and sold was 17,080. The following tables summarize the quantitative information required by FASB ASC 815:

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Fair Values of Derivative Instruments September 30, 2015 and December 31, 2014

	Consolidated	Asset	Liability
	Statement of Financial	Derivatives	Derivatives
	Condition Location	9/30/2015	9/30/2015	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$169,760	$(502,428)	$(332,668)
Currencies contracts	Net Unrealized gain (loss) on open futures contracts	308,724	(564,784)	(256,060)
Energy contracts	Net Unrealized gain (loss) on open futures contracts	1,268,894	(230,700)	1,038,194
Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	5,559,896	(350,106)	5,209,790
Meats contracts	Net Unrealized gain (loss) on open futures contracts	1,039,677	(31,001)	1,008,676
Metals contracts	Net Unrealized gain (loss) on open futures contracts	1,821,568	(1,399,678)	421,890
Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	392,979	(221,188)	171,791
Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	557,622	(525,904)	31,718
		$11,119,120	$(3,825,789)	$7,293,331

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$544,937	$(1,025,380)	$(480,443)

Swap Contracts	Net Unrealized gain (loss) on open swap contracts*	$411,108	$—	$411,108

*At September 30, 2015, the sector exposure of the CTA indices underlying the swap was:

Financial contracts	100%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	12/31/2014	12/31/2014	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$191,641	$(419,214)	$(227,573)
Currencies contracts	Net Unrealized gain (loss) on open futures contracts	2,137,050	(159,450)	1,977,600
Energy contracts	Net Unrealized gain (loss) on open futures contracts	3,081,754	(309,423)	2,772,331
Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	5,167,693	(539,761)	4,627,932
Meats contracts	Net Unrealized gain (loss) on open futures contracts	59,987	(153,808)	(93,821)
Metals contracts	Net Unrealized gain (loss) on open futures contracts	1,755,563	(1,529,838)	225,725
Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	888,928	(68,652)	820,276
Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	2,186,388	(739,391)	1,446,997
		$15,469,004	$(3,919,537)	$11,549,467

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$1,196,820	$(1,378,042)	$(181,222)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

		Three	Three	Nine	Nine
	Consolidated Statements	Months Ended	Months Ended	Nine Months Ended	Nine Months Ended
Type of Contract	of Operations Location	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Agriculturals contracts	Net gain (loss) from futures trading	$(3,642,108)	$3,941,949	$(5,673,825)	$6,051,012
Currencies contracts	Net gain (loss) from futures trading	(907,715)	13,757,052	(224,472)	6,839,216
Energy contracts	Net gain (loss) from futures trading	3,494,867	(1,375,799)	(481,619)	(3,899,749)
Interest rates contracts	Net gain (loss) from futures trading	6,881,657	6,539,153	7,219,014	20,375,165
Meats contracts	Net gain (loss) from futures trading	1,290,101	(1,443,630)	1,080,496	3,803,069
Metals contracts	Net gain (loss) from futures trading	3,250,322	1,714,140	(952,507)	(8,540,833)
Soft commodities contracts	Net gain (loss) from futures trading	(316,326)	3,229,000	(529,454)	3,069,168
Stock indices	Net gain (loss) from futures trading	(7,389,463)	(1,718,087)	(4,671,303)	(8,256,770)
Forward Currency Contracts	Net gain (loss) from forward trading	(1,531,467)	(330,774)	(2,112,059)	(3,008,033)
Swap Contracts	Net gain (loss) from swap trading	411,108	—	411,108	—

		$1,540,976	$24,313,004	$(5,934,621)	$16,432,245

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Line Item in Consolidated Statement of	Three Months Ended		Nine Months Ended
Operations	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net gain (loss) from futures trading Realized	$(4,068,248)	$24,289,534	$22,467	$33,347,892
Change in unrealized	6,729,583	354,244	(4,256,137)	(13,907,614)
Total realized and changed in unrealized net gain (loss) from futures trading	$2,661,335	$24,643,778	$(4,233,670)	$19,440,278

Net gain (loss) from forward trading Realized	$(734,802)	$708,675	$(1,812,839)	$(1,666,454)
Change in unrealized	(796,665)	(1,039,449)	(299,220)	(1,341,579)
Total realized and changed in unrealized net gain (loss) from forward trading	$(1,531,467)	$(330,774)	$(2,112,059)	$(3,008,033)

Net gain (loss) from swap trading Realized	$—	$—	$—	$—
Change in unrealized	411,108	—	411,108	—
Total realized and changed in unrealized net gain (loss) from swap trading	$411,108	$—	$411,108	$—

Total realized and changed in unrealized net gain (loss) from futures, forward and swap trading	$1,540,976	$24,313,004	$(5,934,621)	$16,432,245

The gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition were as follows:

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Offsetting of Derivative Assets

As of September 30, 2015

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$11,119,120	$(3,825,789)	$7,293,331
Forward contracts	544,937	(1,025,380)	(480,443)
Swap contracts	411,108	—	411,108
Total derivatives	$12,075,165	$(4,851,169)	$7,223,996

Offsetting of Derivative Liabilities

As of September 30, 2015

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$3,825,789	$(3,825,789)	$—
Forward contracts	1,025,380	(1,025,380)	—
Swap contracts	—	—	—
Total derivatives	$4,851,169	$(4,851,169)	$—

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of September 30, 2015

	Net Amount of
	Unrealized Gain
	Presented in	Gross Amounts Not Offset in the Consolidated
	the Consolidated	Statement of Financial Condition
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Deutsche Bank AG	$411,108	$—	$—	$411,108
ED&F Man Capital Markets Inc.	1,920,294	—	—	1,920,294
SG Americas Securities, LLC	2,041,914	—	—	2,041,914
UBS Securities LLC	2,850,680	—	—	2,850,680
Total	$7,223,996	$—	$—	$7,223,996

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

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of December 31, 2014

	Net Amount of
	Unrealized Gain
	Presented in	Gross Amounts Not Offset in the Consolidated
	the Consolidated	Statement of Financial Condition
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Bank of America N.A.	$207,217	$—	$—	$207,217
Jefferies Bache, LLC	4,107,099	—	—	4,107,099
SG Americas Securities, LLC	1,285,569	—	—	1,285,569
UBS Securities LLC	5,768,360	—	—	5,768,360
Total	$11,368,245	$—	$—	$11,368,245

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure. Subsequent to September 30, 2015, there were contributions and redemptions totaling approximately $97,000 and $72,000, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Grant Park is a multi-advisor commodity pool organized to pool assets of its investors for the purpose of trading in the U.S. and international spot and derivatives markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities and underliers. The Partnership also engages in equity securities, listed options, broad-based exchange traded funds, hedge, arbitrage and cash trading of commodities, futures and swap contracts. Grant Park has been in continuous operation since it commenced trading on January 1, 1989. Grant Park’s general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C., an Illinois limited liability company. The manager of Dearborn Capital Management, L.L.C. is David M. Kavanagh, its President.

Organization of Grant Park

Grant Park invests the assets of each class of Grant Park in various Trading Companies which (i) enter into advisory agreements with the independent commodity trading advisors retained by the general partner; (ii) enter into swap transactions or derivative instruments tied to the performance of such trading advisors; and/or (iii) allocate assets to Grant Park’s cash management trading company.  The Trading Companies were set up to, among other things, segregate risk by commodity trading advisor. Effectively, this structure isolates one trading advisor from another and any losses from one Trading Company will not carry over to the other Trading Companies. The following is a list of the Trading Companies, for which Grant Park is the sole member and all of which were organized as Delaware limited liability companies:

GP 1, LLC (“GP 1”)	GP 5, LLC (“GP 5”)	GP 9, LLC (“GP 9”)	GP 15, LLC (“GP 15”)
GP 3, LLC (“GP 3”)	GP 6, LLC (“GP 6”)	GP 11, LLC (“GP 11”)	GP 17, LLC (“GP 17”)
GP 4, LLC (“GP 4”)	GP 8, LLC (“GP 8”)	GP 14, LLC (“GP 14”)	GP 18, LLC (“GP 18”)

There were no assets allocated to GP3, GP 6 and GP 15 as of September 30, 2015.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors or through swap transactions based on reference programs of such advisors. Amplitude Capital International Limited, EMC Capital Advisors LLC, H2O Asset Management LLP, Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Revolution Capital Management LLC, Transtrend B.V. and Winton Capital Management Limited serve as Grant Park’s commodity trading advisors. Each of the trading advisors that receives a direct allocation from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of September 30, 2015, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors Amplitude, EMC, H2O, Lynx, Quantica, Rabar, RCM, Transtrend and Winton. No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of September 30, 2015:

	Amplitude	EMC	H2O	Lynx	Quantica	Rabar	RCM	Transtrend	Winton
Class A	X	X	X	X	X	X	X	X	X
Class B	X	X	X	X	X	X	X	X	X
Legacy 1	X	X	X	X	X	X	X	X	X
Legacy 2	X	X	X	X	X	X	X	X	X
Global 1	X	X	X	X	X	X	X	X	X
Global 2	X	X	X	X	X	X	X	X	X
Global 3	X	X	X	X	X	X	X	X	X

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

Critical Accounting Policies

Grant Park’s most significant accounting policy is the valuation of its assets invested in U.S. and international futures and forward contracts, options contracts, swap transactions, other interests in commodities and fixed income products. The majority of these investments are exchange-traded contracts, valued based upon exchange settlement prices. The remainder of its investments are non-exchange-traded contracts with valuation of those investments based on quoted forward spot prices and fixed income products, including securities of U.S. Government-sponsored enterprises, corporate bonds and commercial paper, which are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market. With the valuation of the investments easily obtained, there is little or no judgment or uncertainty involved in the valuation of investments, and accordingly, it is unlikely that materially different amounts would be reported under different conditions using different but reasonably plausible assumptions.

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

Valuation of Financial Instruments

Grant Park follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. Grant park utilizes valuation techniques that are consistent with the market approach per the requirement of ASC 820 for the valuation of futures (exchange traded) contracts, forward (non-exchange traded) contracts, option contracts, swap transactions, other interests in commodities and fixed income products. FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Grant Park records all investments at fair value in the financial statements. Changes in fair value from the prior period are recorded as unrealized gain or losses and are reported in the consolidated statement of operations. Fair value of exchange-traded futures contracts and options on futures contracts are based upon exchange settlement prices. Grant Park values forward contracts and options on forward contracts based on the average bid and ask price of quoted forward spot prices obtained. U.S. Government securities, securities of U.S. Government-sponsored enterprises, corporate bonds and commercial paper are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market. Grant Park compares market prices quoted by dealers to the cost plus accrued interest to ensure a reasonable approximation of fair value. Grant Park values bank deposits at face value plus accrued interest, which approximates fair value. The investment in the total return swap is reported at fair value based on daily price reporting from the swap counterparty.

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and nine months ended September 30, 2015 and 2014, are set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total return — Class A Units	(1.01)%	5.59%	(8.09)%	0.45%

Total return — Class B Units	(1.17)%	5.47%	(8.53)%	0.03%

Total return — Legacy 1 Class Units	(0.44)%	6.04%	(6.57)%	1.96%

Total return — Legacy 2 Class Units	(0.50)%	6.06%	(6.74)%	1.86%

Total return — Global 1 Class Units	(0.53)%	6.06%	(6.52)%	2.17%

Total return — Global 2 Class Units	(0.58)%	6.02%	(6.65)%	2.01%

Total return — Global 3 Class Units	(1.01)%	5.65%	(7.83)%	0.79%

Grant Park’s total net asset value at September 30, 2015 was approximately $241.5 million, at December 31, 2014 was approximately $298.5 million and at September 30, 2014 was approximately $305.9 million. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector for the three and nine months ended September 30, 2015 and 2014.

	% Gain (Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Agriculturals	(1.5)%	1.3%	(2.4)%	2.0%
Currencies	(0.4)	4.5	(0.1)	2.3
Energy	1.5	(0.5)	(0.2)	(1.3)
Interest rates	2.8	2.1	3.0	6.7
Meats	0.5	(0.5)	0.4	1.2
Metals	1.3	0.6	(0.4)	(2.8)
Soft commodities	(0.1)	1.1	(0.2)	1.0
Stock indices	(3.1)	(0.6)	(1.9)	(2.7)
Forward Currency Contracts	(0.6)	(0.1)	(0.9)	(1.0)

	0.4%	7.9%	(2.7)%	5.4%

Three months ended September 30, 2015 compared to three months ended September 30, 2014

For the three months ended September 30, 2015, Grant Park had a negative return of approximately 1.0% for the Class A units, a negative return of approximately 1.2% for the Class B units, a negative return of approximately 0.4% for the Legacy 1 Class units, a negative return of approximately 0.5% for the Legacy 2 Class units, a negative return of approximately 0.5% for the Global 1 Class units, a negative return of approximately 0.6% for the Global 2 Class units and a negative return of approximately 1.0% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 0.4%, which were increased by gains of approximately 0.2% from swap transactions and 0.1% from interest income. These trading gains were decreased by approximately 1.7% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the three months ended September 30, 2014, Grant Park had a positive return of approximately 5.6% for the Class A units, a positive return of approximately 5.5% for the Class B units, a positive return of approximately 6.0% for the Legacy 1 Class units, a positive return of approximately 6.1% for the Legacy 2 Class units, a positive return of approximately 6.1% for the Global 1 Class units, a positive return of approximately 6.0% for the Global 2 Class units and a positive return of approximately 5.7% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 7.9%, which were increased by gains of approximately 0.1% from interest income. These trading gains were decreased by approximately 2.4% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

For the nine months ended September 30, 2015, Grant Park had a negative return of approximately 8.1% for the Class A units, a negative return of approximately 8.5% for the Class B units, a negative return of approximately 6.6% for the Legacy 1 Class units, a negative return of approximately 6.7% for the Legacy 2 Class units, a negative return of approximately 6.5% for the Global 1 Class units, a negative return of approximately 6.7% for the Global 2 Class units and a negative return of approximately 7.8% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 2.7%, which were increased by gains of approximately 0.2% from swap transactions and 0.4% from interest income. These trading losses were decreased by approximately 6.0% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the nine months ended September 30, 2014, Grant Park had a positive return of approximately 0.5% for the Class A units, a positive return of approximately 0.0% for the Class B units, a positive return of approximately 2.0% for the Legacy 1 Class units, a positive return of approximately 1.9% for the Legacy 2 Class units, a positive return of approximately 2.2% for the Global 1 Class units, a positive return of approximately 2.0% for the Global 2 Class units and a positive return of approximately 0.8% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 5.4%, which were increased by gains of approximately 0.3% from interest income. These trading gains were decreased by approximately 5.2% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three and nine months ended September 30, 2015

Grant Park experienced minor setbacks as gains from the fixed-income and metals sectors were slightly outweighed by losses in the equity and currency markets.

For July, positions in the metals markets drove positive performance.  Grant Park’s short positions in the base metals gained value as markets fell sharply after China reported weak economic data, which further depressed industrial demand for non-precious metals.  Short positions in the precious metals sector also gained in value after the Federal Reserve indicated it would support an interest rate hike in 2015.  The Fed’s apparent position reduced demand for dollar-hedging assets which, in turn, drove gold prices lower.  The resulting strength in the U.S. dollar benefitted Grant Park’s long-dollar exposure.  Positions in the grains markets registered losses after the U.S. Department of Agriculture increased its crop-yield estimates and caused a sharp selloff.  Grant Park’s held long positions when the price reversal occurred and the positions lost value.

Grant Park had negative performance in August because of sharp reversals in the equity and currency markets.  The Chinese equity markets experienced several downturns throughout the month.  These events sparked investor concerns about the state of the global economy and triggered a wide-scale selloff in equity markets worldwide.  Grant Park held long positions at the onset of the sharp reversals and lost money as prices trended down.  Grant Park reduced its long exposure and was ultimately short for the sector at month’s end.  Equity market weakness indirectly pressured the U.S. dollar lower and against Grant Park’s long exposure as investors doubted the overall strength of the global economy and questioned whether the Federal Reserve would raise interest rates in the near-term.  Additionally, short positions in the energy markets experienced losses after an emergency meeting by OPEC supported a potential decline in global production and drove prices in the crude oil complex higher.

September’s performance was strong and positive.  Long positions in the debt markets profited when tepid economic indicators in the U.S. combined with concerns about economic growth abroad to fuel increased demand for safe-haven assets.  The decision by the Federal Reserve to leave interest rates unchanged drove the fixed-income markets higher.  Finally, short exposure to the energy sector gained value after energy supplies were reported to have increased, which drove prices lower as demand fell, due, in part, to forecasts for reduced industrial demand from China.

Key trading developments for Grant Park during the first nine months of 2015 included the following:

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

July. Grant Park recorded gains during the month. Class A units were up 2.33%, Class B units were up 2.27%, Legacy 1 Class units were up 2.52%, Legacy 2 Class units were up 2.50%, Global 1 Class units were up 2.50%, Global 2 Class units were up 2.48% and Global 3 Class units were up 2.33%.  The U.S. dollar rallied to a six-week high after the U.S. Federal Reserve reinforced expectations it would raise interest rates as early as September.  The value of the Canadian dollar fell amidst the Greece crisis and on speculation the Bank of Canada will further cut interest rates. Economic reports indicating Canada may be in a recession also weakened the currency.  The Australian dollar lost value as a result of weak commodity prices and weak Chinese manufacturing data.  Natural gas and heating oil markets fell because of an increase in supplies.  Crude oil prices declined by almost 20% amidst volatility in the Chinese stock markets and on U.S Energy Information Administration reports which confirmed global production continued to exceed demand.  U.S. and Eurozone equity markets moved higher after the Greek Parliament agreed to the austerity measures needed to receive assistance from the Eurozone.  Bullish corporate earnings in the U.S., especially in the technology sector, also supported equity market strength.  Global fixed-income prices moved higher due to increased demand for safe-haven assets amidst volatility in the global equity markets and on sharp declines in commodity prices.  U.S. Treasury markets were also bolstered by increased demand from international investors.  Corn, wheat, and soybean markets fell as favorable weather raised harvest forecasts.  Sugar prices also declined in reaction to increased supplies and weak demand.  Cotton prices moved lower after the U.S. government unexpectedly cut its demand forecast for China.  Coffee markets weakened as dry weather supported growing conditions; the fall in value of the Brazilian real also contributed to lower prices.  Gold and silver prices fell slightly after Federal Reserve Chairwoman Yellen suggested the U.S. economy was improving and an interest rate hike in 2015 is likely.  Platinum prices fell as China’s passenger-vehicle sales declined for the first time in two years.  Copper markets declined after Greece’s early-month vote against austerity and after data from China raised speculation economic growth may continue to falter.

August. Grant Park recorded losses during the month. Class A units were down 6.15%, Class B units were down 6.20%, Legacy 1 Class units were down 5.97%, Legacy 2 Class units were down 5.99%, Global 1 Class units were down 6.03%, Global 2 Class units were down 6.05% and Global 3 Class units were down 6.18%.  The U.S. dollar declined after the Federal Reserve indicated there was uncertainty on when to raise interest rates and signaled that a stronger dollar could hinder U.S. inflation and growth.  The euro strengthened after Greece received its third bailout and the Consumer Confidence Index for the Eurozone improved unexpectedly.  The Japanese yen finished higher due to increased demand for safe-haven assets amidst volatility in the global equity markets.  The New Zealand dollar and the Australian dollar declined amidst concerns about the health of China, a key trading partner of both nations.  Gasoline blendstock prices declined over 10% after the U.S. Energy Information Administration reported inventories rose unexpectedly.  Crude oil markets rose after Venezuela requested an emergency OPEC meeting to discuss a reduction in global production in response to recent weak oil prices. Global equity markets finished a volatile month lower on speculation weak growth in

China could be a harbinger for a global economic slowdown.  Hong Kong’s Hang Seng Index was down over 12% on concerns regarding economic growth in the region.  Fixed-income markets in the U.S., U.K., and Japan finished the month higher after volatility in both global stock and commodity markets drove investors toward safer assets.  German Bund markets finished lower, pressured as monetary easing by the People’s Bank of China fostered optimism and reduced demand for safe-haven assets near month end.  Corn, wheat, and soybean markets fell because favorable weather buoyed supply forecasts and because of uncertainty surrounding China’s economy.  Lean hog prices fell over 13% due to decline in demand.  Sugar moved lower due to abundant supplies, and coffee prices decreased because of weakness in the Brazilian real.  Gold and platinum prices rose as demand for safe haven assets increased amidst steep losses in global equity markets and on uncertainty surrounding the Federal Reserve’s commitment to raising U.S. interest rates.  Base metals markets fell as investors worried a weak Chinese economy will lead to a slump in demand for industrial metals.

September. Grant Park recorded gains during the month. Class A units were up 3.09%, Class B units were up 3.03%, Legacy 1 Class units were up 3.28%, Legacy 2 Class units were up 3.26%, Global 1 Class units were up 3.26%, Global 2 Class units were up 3.25% and Global 3 Class units were up 3.10%.  The U.S. dollar strengthened on speculation the U.S. Federal Reserve will raise interest rates sooner than its European and Asian counterparts. The British pound fell after weak manufacturing data reinforced views economic growth in the U.K. is slowing. The euro also declined amid speculation the European Central Bank may expand its economic stimulus initiatives to maintain regional growth. The Japanese yen strengthened as declines in the Asian equity markets created a demand for safe-haven assets. Crude oil markets fell due to ongoing concerns regarding global economic growth and on continued over production in the crude oil complex. Natural gas and heating oil prices declined after forecasts for moderate weather weakened demand and the U.S. Energy Information Administration reported an increase in natural gas supplies. Global equity markets finished lower after the Federal Reserve decided not to raise interest rates because of concerns regarding weak global economic growth. The Nikkei 225 Index declined over 7% after weaker-than expected industrial production data was reported. The Dax Index declined over 5% as the Volkswagen emissions-cheating scandal weighed heavily on the nation’s auto manufacturers. Global fixed income markets finished higher as declines in the equity markets and concerns about slowing economic growth, coupled with the Fed’s decision to delay increasing interest rates, increased demand for risk-averse assets. Corn prices rose as adverse weather conditions caused the U.S. Department of Agriculture to reduce its estimates for U.S. production. Wheat markets rose as concerns regarding poor weather in Europe and Australia fostered supply concerns. Sugar markets rose over 13% as heavy rainfall in Brazil impeded production. Cotton prices fell as declining Chinese imports caused concerns about ongoing demand. Lean hog prices increased on speculation supplies may not be as abundant as anticipated. Cattle markets moved over 13% lower on profit-taking and declining wholesale beef prices. Gold markets finished lower due to renewed speculation for a U.S. interest rate hike in 2015. Platinum markets fell over 10% due to decreased demand for the metal’s industrial uses. Copper markets rallied, finishing slightly higher as a result of supply disruptions at key South American mines and a modest increase in global industrial demand.

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

Off-Balance Sheet Risk

Off-balance sheet risk refers to an unrecorded potential liability that, even though it does not appear on the statement of the financial condition, may result in future obligation or loss. Grant Park trades in futures, swap transactions and other commodity interest contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, Grant Park faces the market risk that these contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the commodity interest positions of Grant Park at the same time, and if Grant Park were unable to offset positions, Grant Park could lose all of its assets and the limited partners would realize a 100% loss. Grant Park minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 25%. All positions of Grant Park are valued each day on a mark-to-market basis.

In addition to market risk, trading futures, forward and swap transactions entails a credit risk that a counterparty will not be able to meet its obligations to Grant Park. The counterparty for futures and options on futures contracts traded in the United States and on most non-U.S. futures exchanges is the clearing organization associated with such exchange. In general, clearing organizations are backed by the corporate members of the clearing organization who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk.

In cases where the clearing organization is not backed by the clearing members, like some non- U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward contracts, over-the-counter options contracts or swap transactions, which are traded on the interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a central clearing organization backed by a group of financial institutions. As a result, there likely will be greater counterparty credit risk in these transactions. Grant Park trades only with those counterparties that it believes to be creditworthy. Nonetheless, the clearing member, clearing organization or other counterparty to these transactions may not be able to meet its obligations to Grant Park, in which case Grant Park could suffer significant losses on these contracts.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of September 30, 2015 and December 31, 2014 and the trading gains/losses by market category for the nine months ended September 30, 2015 and the year ended December 31, 2014. All open position trading risk exposures of Grant Park have been included in calculating the figures set forth below. As of September 30, 2015, Grant Park’s net asset value was approximately $241.5 million. As of December 31, 2014, Grant Park’s net asset value was approximately $298.5 million.

	September 30, 2015
Market Sector	Value at Risk*	Trading Gain/(Loss)(1)

Interest rates	1.0%	3.0%
Energy	0.4	(0.2)
Currencies	0.2	(1.0)
Metals	0.2	(0.4)
Agriculturals/softs/meats	0.1	(2.2)
Stock indices	0.0	(1.9)

Aggregate/Total	1.2%	(2.7)%

(1) Percentage of trading gain/(loss) includes net gain/(loss) from futures and forwards trading.

	December 31, 2014
Market Sector	Value at Risk*	Trading Gain/(Loss)

Interest rates	0.5%	11.0%
Stock indices	0.4	(4.6)
Currencies	0.3	4.3
Energy	0.2	3.6
Metals	0.1	(2.6)
Agriculturals/softs/meats	0.1	3.7

Aggregate/Total	0.6%	15.4%

* The VaR for a market sector represents the one-day risk of loss for the aggregate exposure for that particular sector. The aggregate VaR represents the VaR of Grant Park’s open positions across all market sectors excluding the swap transaction and is less than the sum of the VaR of the individual market sectors due to the diversification benefit across all market sectors combined.

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of September 30, 2015, by market sector.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, Singapore, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of September 30, 2015, Grant Park was long interest rate instruments in the U.S., Eurozone, U.K., Australia, Singapore, Canada, Japan, and New Zealand.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America.  As of September 30, 2015, the energy market exposure of Grant Park was long carbon emissions and short natural gas, crude oil, Brent crude oil, gas oil, U.K. natural gas, heating oil, Phelix baseloads, Rotterdam coal, gasoline Blendstock, WTI crude, Oman crude oil, New crude oil, kerosene, and new gasoline.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of September 30, 2015, Grant Park was long the U.S. dollar against the Australian dollar, Canadian dollar, euro, Japanese yen, Mexican peso, New Zealand dollar, Swiss franc, and short the U.S. dollar against the British pound.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel, and zinc. As of September 30, 2015, in the precious metals sector Grant Park had short positions in gold, platinum, silver, and palladium.  In the base metals, markets Grant Park had long positions in iron ore and short positions in copper, aluminum, zinc, lead, nickel, and tin.

Agriculturals/Softs/Meats

Grant Park’s primary commodities exposure is driven by agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of September 30, 2015, in the grains markets, Grant Park had long positions in corn, soybean meal, canola, white maize, rough rice, and short soybean oil, wheat, soybeans, milling wheat, and oats. In the livestock markets, Grant Park was long lean hogs, and short live cattle and feeder cattle.  Grant Park was long cocoa, sunflower seeds, and short cotton, sugar, rubber, coffee, orange juice, milk, and lumber.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, China, Taiwan, South Africa, India, Turkey, Singapore, South Korea, and Australia.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of September 30, 2015, Grant Park was predominantly long equities in Japan and short equities in the U.S., Taiwan, Turkey, India, Hong Kong, U.K. Australia, China, Thailand, Sweden, Canada, Eurozone, South Africa, Poland, Singapore, and Malaysia.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of September 30, 2015.

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

The general partner monitors Grant Park’s performance and the concentration of its open positions and consults with the trading advisors concerning Grant Park’s overall risk profile. If the general partner felt it necessary to do so, the general partner could require the trading advisors to close out individual positions as well as enter positions traded on behalf of Grant Park. However, any intervention would be a highly unusual event. Approximately 2% to 6% of the partnership’s assets are expected to be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. The general partner primarily relies on the trading advisors’ own risk control policies while maintaining a general supervisory overview of Grant Park’s market risk exposures. The trading advisors apply their own risk management policies to their trading. The trading advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The trading advisors’ research of risk management often suggests ongoing modifications to their trading programs.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2014, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 None.

(b)                                 None.

Issuer Purchases of Equity Securities

(c)           The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended September 30, 2015.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)
07/01/2015 through 07/31/2015	23.62	$1,185.21	2,124.65	$983.26	217.71	$899.72	0.00	$884.14	374.70	$879.74	79.17	$864.78	6,534.04	$774.12	9,353.89	(2)
08/01/2015 through 08/31/2015	179.81	$1,112.30	1,982.70	$922.27	45.10	$846.00	0.00	$831.18	143.35	$826.73	48.54	$812.50	1,265.78	$726.26	3,665.28	(2)
09/01/2015 through 09/30/2015	22.32	$1,146.62	2,490.99	$950.21	59.07	$873.72	40.23	$858.25	894.76	$853.67	127.53	$838.89	3,380.63	$748.81	7,015.53	(2)
Total	225.75	$1,123.32	6,598.34	$952.46	321.88	$887.42	40.23	$858.25	1,412.81	$857.85	255.24	$841.90	11,180.45	$761.05	20,034.70	(2)

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

101.1

 The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

Date: November 16, 2015	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)