Form 10-K
period 2015-12-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2016-02-24
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b -2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

The Registrant has no voting stock. As of January 31, 2016, there were 10,057.11 Class A Units, 131,774.28 Class B Units, 2,287.14 Legacy 1 Class Units, 778.65 Legacy 2 Class Units, 23,267.62 Global Alternative Markets 1 Class Units, 4,658.61 Global Alternative Markets 2 Class Units, and 76,427.67 Global Alternative Markets 3 Class Units issued and outstanding.

PART I

ITEM 1.BUSINESS

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

Grant Park conducts its business in one operating segment and has been organized to pool assets of investors for the purpose of trading in the U.S. and international spot and derivatives markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities and underliers. In trading on these markets, Grant Park may enter into: 1) exchange traded derivatives, such as futures contracts, options on futures contracts, security futures contracts and listed option contracts; 2) over-the-counter (“OTC”) derivatives, such as forwards, swaps, options and structured financial products; and 3) contracts on cash, or spot, commodities. Grant Park invests the assets of each class of the fund in various trading companies which (i) enter into advisory agreements with independent commodity trading advisors retained by the general partner; (ii) enter into swap transactions or derivative instruments tied to the performance of such trading advisors; and/or (iii) allocate assets to Grant Park’s cash management trading company. Grant Park’s general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C., an Illinois limited liability company. The limited partnership agreement requires the general partner to own units in Grant Park in an amount at least equal to the greater of (1) 1% of the aggregate capital contributions of all limited partners or (2) $25,000, during any time that units in Grant Park are publicly offered for sale. Grant Park does not have any employees. The manager of Dearborn Capital Management, L.L.C. is David M. Kavanagh, its President.

Dearborn Capital Management, L.L.C., along with its predecessor as general partner and commodity pool operator, Dearborn Capital Management, Ltd., has had management responsibility for Grant Park since its inception. The general partner has been registered as a commodity pool operator and a commodity trading advisor under the Commodity Exchange Act, as amended (the “Commodity Exchange Act”) and has been a member of the National Futures Association (“NFA”) since December 1995. The general partner has been approved as a forex firm effective December 2010 and as a swap firm effective April 2013.  The general partner is registered as an investment adviser under the Investment Advisers Act of 1940 since January 2013. Dearborn Capital Management, Ltd., which served as Grant Park’s general partner, commodity pool operator and sponsor from 1989 through 1995, was registered as a commodity pool operator between August 1988 and March 1996 and as a commodity trading advisor between September 1991 and March 1996 and was a member of the NFA between August 1988 and March 1996.

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 9, LLC (“GP 9”)       GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)   GP 6, LLC (“GP 6”)   GP 11, LLC (“GP 11”)   GP 17, LLC (“GP 17”)

GP 4, LLC (“GP 4”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)   GP 18, LLC (“GP 18”)

There were no assets allocated to GP 3, GP 6, and GP 15 as of December 31, 2015.

Through their respective Trading Companies, Amplitude Capital International Limited (“Amplitude”), EMC Capital Advisors, LLC (“EMC”), H2O Asset Management LLP (“H2O”), Lynx Asset Management AB (“Lynx”), Quantica Capital AG (“Quantica”), Rabar Market Research, Inc. (“Rabar”), Revolution Capital Management, LLC (“RCM”), Transtrend B.V. (“Transtrend”) and Winton Capital Management Limited (“Winton”) (collectively, the “Advisors”), serve as Grant Park’s commodity trading advisors. Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of January 31, 2016, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors Amplitude, EMC, H2O, Lynx, Quantica, Rabar, RCM, Transtrend and Winton. No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

Grant Park utilizes E D & F Man Capital Markets Inc., UBS Securities LLC and SG Americas Securities, LLC (formerly Newedge USA, LLC) as its clearing brokers. The general partner may retain additional or substitute clearing brokers for Grant Park in its sole discretion.

Since its inception and through February 28, 2003, Grant Park offered its beneficial interests exclusively to qualified investors on a private placement basis. Effective June 30, 2003, Grant Park registered up to an aggregate of $200 million of Class A and Class B units with the SEC and began publicly offering both Class A and Class B units for sale. Effective April 1, 2009, Grant Park restructured and registered up to an aggregate of $1,150,000,000 of Legacy 1 Class, Legacy 2 Class, Global Alternative Markets 1 (“Global 1”) Class, Global Alternative Markets 2 (“Global 2”) Class and Global Alternative Markets 3 (“Global 3”) Class units. Effective April 30, 2012, Grant Park subsequently registered an additional $200 million of Global 3 Class units.  Class A and Class B units are outstanding but no longer offered by Grant Park. From July 1, 2003 through December 31, 2015, the Fund has raised approximately $1,458,309,000 of new capital and is continuing to publicly offer up to an additional $884,421,000 of units on a continuous basis at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

As of December 31, 2015, Grant Park had a net asset value of approximately $213.7 million and 7,969 limited partners. As of the close of business on December 31, 2015, the net asset value per unit of the Class A units was $1,092.80, the net asset value of the Class B units was $904.13, the net asset value of the Legacy 1 Class units was $837.54, the net asset value of the Legacy 2 Class units was $822.19, the net asset value of the Global 1 Class units was $817.71, the net asset value of the Global 2 Class units was $803.03 and the net asset value of the Global 3 Class units was $713.66.

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

Regulation

Under the Commodity Exchange Act, commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the “CFTC”). The NFA, a registered futures association under the Commodity Exchange Act, is the only non-exchange self -regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, futures commission merchants, introducing brokers and their respective associated persons and floor brokers. The Commodity Exchange Act requires commodity pool operators, and commodity trading advisors such as Dearborn Capital Management, L.L.C., and commodity brokers or futures commission merchants such as Grant Park’s commodity brokers, to be registered and to comply with various reporting and recordkeeping requirements. Each of Dearborn Capital Management, L.L.C., Grant Park’s commodity trading advisors and Grant Park’s commodity brokers is a member of the NFA. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated thereunder. In the event Dearborn Capital Management, L.L.C.’s registration as a commodity pool operator or commodity trading advisor were terminated or suspended,

Dearborn Capital Management, L.L.C. would be unable to continue to manage the business of Grant Park. Should Dearborn Capital Management, L.L.C.’s registration be suspended, termination of Grant Park might result.

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

Fees and Expenses

The following is a summary description of current fees and expenses chargeable to Grant Park as of January 1, 2016:

Recipient	Nature of Payment	Amount of Payment
General Partner	Brokerage Charge	Class A: 7.00%*
Class B: 7.45%*
Legacy 1 Class: 4.50%*
Legacy 2 Class: 4.75%*
Global 1 Class: 3.95%*
Global 2 Class: 4.20%*
Global 3 Class: 5.95%*
* Annualized basis.

Counterparties	Dealer Spreads	Grant Park pays its counterparties bid-ask spreads on
Grant Park’s non-exchange traded commodity interests.

Recipient	Nature of Payment	Amount of Payment

Trading	Incentive Fees	Grant Park pays each commodity trading advisor a
Advisors		quarterly or semi-annual incentive fee ranging from
20% to 24.5% of the new trading profits, if any, achieved
on the trading advisor’s allocated net assets as of the end
of each calendar period.

General Partner	Organization and	Grant Park reimburses the general partner on a monthly
	Offering Expense	basis for its advancement of Grant Park’s organization and
	Reimbursement	offering expenses, up to an amount not to exceed 1.0% per
year of the average month-end net assets of Grant Park.

Third Parties	Operating Expenses;	Grant Park pays its ongoing operating expenses up to a
	Extraordinary Expenses	maximum of 0.25% of Grant Park’s average net assets per
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

A security futures contract is a futures contract on a single equity security or a narrow –based security index. Security futures contracts are exchange -traded.

ITEM 1A.RISK FACTORS

Grant Park’s performance, trading activities, operating results, financial condition and net asset value could be negatively impacted by a number of risks and uncertainties, including those outlined below, which we consider the most significant risks that may affect the value of your investment in Grant Park. You should also refer to the other information included in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes for the year ended December 31, 2015, as well as information incorporated by reference herein, for further information regarding Grant Park.

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

Trading in international markets exposes Grant Park to additional credit and regulatory risk.

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

Some non-U.S. exchanges also may be in a more developmental stage, so that prior price histories may not be indicative of current price dynamics. In addition, Grant Park may not have the same access to positions on foreign trading exchanges as do local traders, and the historical market data on which the trading advisors base their strategies may not be as reliable or accessible as it is in the United States.

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

Swap transactions are subject to unique risks.

Grant Park may trade in swap transactions. Unlike futures and options on futures contracts, most swap contracts currently are not traded on or cleared by an exchange or clearinghouse. The CFTC currently requires only a limited class of swap contracts (certain interest rate and credit default swaps) to be cleared and executed on an exchange or other organized trading platform. In accordance with the Dodd-Frank Act, the CFTC will determine in the future whether other classes of swap contracts will be required to be cleared and executed on an exchange or other organized trading platform.  Until such time as these transactions are cleared, Grant Park will be subject to a greater risk of counterparty default on its swaps.  Because swaps do not generally involve the delivery of underlying assets or principal, the amount payable upon default and early termination is usually calculated by reference to the current market value of the contract.  Swap dealers and major swap participants require Grant Park to deposit initial margin and variation margin as collateral to support such obligation under the swap agreement but may not themselves provide collateral for the benefit of Grant Park.  If the counterparty to such a swap ageement defaults, Grant Park would be a general unsecured creditor for any termination amounts owed by the counterparty to Grant Park as well as for any collateral deposits in excess of the amounts owed by Grant Park to the counterparty, which would result in losses to Grant Park.

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

Swaps trading has been and is likely to continue to be subject to substantial change under the Dodd-Frank Act and related regulatory action.  Under the Dodd-Frank Act, certain commodity swaps will be required to be cleared through central clearing parties and executed on exchanges or other organized trading platforms.  Security-based swaps are subject to similar requirements.   Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing or not.  These include margin, collateral and capital requirements, reporting obligations, speculative position limits for certain swaps, and other regulatory requirements.  Swaps which are not offered for clearing by a clearinghouse will continue to be traded bi-laterally.  Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraphs.

Swap counterparties may hold collateral in U.S. or non-U.S. depositories.  Non-U.S. depositories are not subject to U.S. regulation.  Grant Park’s assets held in these depositories are subject to the risk that events could occur which would hinder or prevent the availability of these funds for distribution to customers, including Grant Park.  Such events may include actions by the government of the jurisdiction in which the depository is located including expropriation, taxation, moratoria and political or diplomatic events.

Investments in a swap or other derivative instruments based on a reference program may not always replicate the performance of the relevant trading advisors’ trading program.

Grant Park will use a total return swap with Deutsche Bank AG to invest in a customized index designed to replicate the net returns of a trading advisor’s trading program.  The swap is linked to an index comprised of shares in segregated portfolios directed by a trading advisor selected by the general partner.  It is possible that the underlying index in respect of the swap owned by a trading company may not fully track the performance of the relevant trading advisor program in respect of other accounts traded by such trading advisor.  Further, the calculation of the underlying index for such swap will include a deduction for a fee payable to the swap counterparty.  This deduction will mean that the return of such investment will be lower than would be the case if no fees were deducted.

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

There has been a dramatic increase over the past quarter century in the amount of assets managed by systematic and technical trading systems like that of the trading advisors. Assets in managed futures, for example, have grown from approximately $300 million in 1980 to over $330 billion in September 2015 according to BarclayHedge, which serves institutional clients worldwide in the field of hedge fund and managed futures performance measurement and portfolio management. This means increased trading competition among a larger number of market participants for transactions at favorable prices, which could operate to the detriment of Grant Park by preventing Grant Park from affecting transactions at desired prices. It may become more difficult for Grant Park to implement its trading strategies if other commodity trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate commodity interest positions.

Speculative position limits and daily price fluctuation limits may alter trading decisions for Grant Park.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions that any person may hold or control in certain exchange-traded derivatives. Pursuant to amendments to the Commodity Exchange Act made by the Dodd-Frank Act, the CFTC adopted new position limits rules that apply to aggregate positions in futures and other types of economically equivalent contracts on certain agricultural, energy and metals commodities. However, on September 28, 2012, the US District Court for the District of Columbia vacated and remanded those rules.  The CFTC has proposed new position limit rules (in the form of extensive amendments to its Part 150 Regulations).  Until such time as the CFTC adopts a new set of position limit rules, the CFTC’s current Part 150 Regulations will continue to apply.  Those rules impose CFTC position limits on exchange-listed futures and options on futures contracts on certain agricultural commodities.  The exchanges can also impose their position limits and/or position accountability levels for the contracts they list.  Certain swaps listed for trading on exempt commercial markets are also subject to position limits imposed by those markets, but that is also an area where requirements may be changing. All accounts controlled by a particular trading advisor are combined for speculative position limit purposes. If positions in those accounts were to approach the level of the particular speculative position limit, or if prices were to approach the level of the daily limit, these limits could cause a modification of the particular trading advisor’s trading decisions or force liquidation of certain futures or options on futures positions. If one or more of Grant Park’s trading advisors must take either of these actions, Grant Park may be required to forego profitable trades or strategies.

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

Non-U.S. investors may face exchange rate risk.

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

As a result, Mr. Kavanagh, Mr. Al Rayes, and Mr. Meehan each indirectly own a minority interest in EMC, one of Grant Park’s commodity trading advisors.  The relationship between the principals of the general partner and the principals of EMC may create a conflict of interest in that Mr. Kavanagh, Mr. Al Rayes, and Mr. Meehan may indirectly receive compensation based on the trading services EMC provides to Grant Park, and the general partner may therefore have a disincentive to terminate or replace EMC, even if termination or replacement is or may be in the best interest of Grant Park. The general partner intends to limit the amount of consulting fees paid in the future to EMC to no more than the aggregate dollar amount of consulting fees paid to EMC in 2014, which was $500,300.    The consulting fee cap was based on a 10% allocation and EMC will not be paid more than $500,300 per year.

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

The general partner, the trading advisors and their respective principals, all of which are engaged in other investment activities, are not required to devote substantially all of their time to Grant Park’s business, which also presents a potential for numerous conflicts of interest with Grant Park. In the case of the trading advisors, for example, it is possible that other accounts managed by a trading advisor or its affiliates may compete with Grant Park for the same or similar trading positions, which may cause Grant Park to obtain prices that are less favorable than those obtained for such other accounts. The trading advisors may also take positions in their proprietary accounts that are opposite to or ahead of Grant Park’s account. Possible trading ahead presents a potential conflict of interest because the trade executed first may receive a more favorable price than the later trade.

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

Under CFTC regulations, a clearing broker is required to maintain customers’ assets in a bulk segregated account. If a clearing broker fails to do so, or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as Grant Park, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. There can be no assurances that a well-capitalized, major institution will not become bankrupt. Events in the last several years have demonstrated that even major financial institutions can and do fail. Grant Park also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which commodity interest contracts are traded.

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

Trading advisors’ computerized trading systems rely on the trading advisors’ personnel to accurately process the systems’ outputs and execute the transactions specified by the systems. In addition, each trading advisor relies on its staff to operate and maintain its computer and communications systems upon which the trading systems rely. Execution and operation of each trading advisor’s systems is therefore subject to human error. Any failure, inaccuracy or delay in implementing any of the trading advisors’ systems and executing Grant Park’s transactions could impair Grant Park’s ability to identify potential profit opportunities and benefit from them. It could also result in decisions to undertake transactions based on inaccurate or incomplete information, which could cause substantial losses.

Cybersecurity Risks.

Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future.  The general partner will seek to prevent and mitigate any such incidents but there is no guarantee that it will be successful in such efforts. A cybersecurity incident could have numerous material adverse effects on Grant Park.  Such incidents could impair the operations, liquidity and financial condition of Grant Park, amongst other potential threats and risks.  Cyber threats and/or incidents could cause financial costs from the theft of Grant Park assets (including proprietary information and intellectual property) as well as numerous unforeseen costs including, but not limited to:  litigation expenses, preventative and protective costs, remediation costs and costs associated with reputational damage.

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

Each trading advisor’s trading activities, including risk management, depends on the integrity and performance of the computer and communications systems supporting it. Extraordinary transaction volume, hardware or software failure, cyber-attack, power or telecommunications failure, natural disaster or other catastrophe could cause any trading advisor’s computer systems to operate at an unacceptably slow speed or even fail. A significant degradation or failure of the systems that a trading advisor uses to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities may result in substantial losses, liability to other parties, lost profit opportunities, harm to the trading advisors’, the general partner’s and Grant Park’s reputations, increased operational expenses or diversion of technical resources.

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

Forwards, Swaps and Other Derivatives are Subject to Varying Regulation.

The Dodd-Frank Act includes provisions that comprehensively regulate the OTC derivatives markets for the first time. The Dodd-Frank Act requires that a substantial portion of OTC derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the applicable clearinghouse, as well as possible CFTC-mandated margin requirements. On December 16, 2015, the CFTC adopted margin requirements for non-cleared OTC derivatives executed by registered swap dealers or major swap participants for which no U.S. federal banking agency is a prudential regulator.  Although Grant Park is not directly subject to these margin requirements, to the extent that Grant Park enters into a non-cleared OTC derivatives transaction with a counterparty subject to such requirements, Grant Park will be indirectly affected since such counterparty will be required to collect margin from or post margin to, as applicable, Grant Park. In general, such rules will become effective for any non-cleared OTC derivative transaction in which Grant Park engages beginning March 1, 2017.

OTC derivative dealers also are required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as was widely permitted before the Dodd-Frank Act. This has and will continue to increase dealers’ costs, which costs are generally passed through to other market participants in the form of new and higher fees, including clearing account maintenance fees, and less favorable dealer quotes. The CFTC also requires that a substantial portion of derivative transactions that were previously executed on a bi-lateral basis in the OTC markets to be executed through a regulated securities, futures, or swap exchange or execution facility. Certain CFTC-regulated derivatives began to be subject to these rules in 2014. Such requirements may make it more difficult and costly for Grant Park to enter into highly tailored or customized transactions. They may also render certain strategies in which Grant Park might otherwise engage impossible or so costly that they will no longer be economical to implement. OTC derivative dealers are now required to register with the CFTC and are subject to new minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens.

These requirements further increase the overall costs for OTC derivative dealers, which are likely to be passed along, at least partially, to market participants in the form of higher fees or less advantageous dealer quotes. The overall impact of the Dodd-Frank Act on Grant Park is uncertain, and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime, along with additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators. Although the Dodd-Frank Act will require many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, certain of the derivatives that may be traded by Grant Park may remain principal-to-principal or OTC contracts between Grant Park and third parties entered into privately. The risk of counterparty nonperformance can be significant in the case of these OTC instruments, and “bid-ask” spreads may be unusually wide in these heretofore substantially unregulated markets. While the Dodd-Frank Act is intended in part to reduce these risks, its ability to achieve this objective may not be evident for some time after the Dodd-Frank Act is fully implemented, a process that may take several years. To the extent not mitigated by implementation of the Dodd-Frank Act, if at all, the risks posed by such instruments and techniques, which can be extremely complex and may involve leveraging of Grant Park's assets, include: (1) credit risk (the exposure to the possibility of loss resulting from a counterparty’s failure to meet its financial obligations); (2) market risk (adverse movements in the price of a financial asset or commodity); (3) legal risk (the characterization of a transaction or a party’s legal capacity to enter into it could render the financial contract unenforceable, and the insolvency or bankruptcy of a counterparty could preempt otherwise enforceable contract rights); (4) operational risk (inadequate controls, deficient procedures, human error, system failure or fraud); (5) documentation risk (exposure to losses resulting from inadequate documentation); (6) liquidity risk (exposure to losses created by inability to prematurely terminate the derivative); (7) systemic risk (the risk that financial difficulties in one institution or a major market disruption will cause uncontrollable financial harm to the financial system); (8) concentration risk (exposure to losses from the concentration of closely related risks such as exposure to a particular industry or exposure linked to a particular entity); and (9) settlement risk (the risk faced when one party to a transaction has performed its obligations under a contract but has not yet received value from its counterparty).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Grant Park does not own or use any physical properties in the conduct of its business. Its assets currently consist of U.S. and international futures and forward contracts and other interests in commodities, including options contracts on futures, forwards, commodities, spot contracts, security futures contracts and swap contracts. Grant Park’s main office is located at 555 West Jackson Boulevard, Suite 600, Chicago, Illinois 60661.

ITEM 3. LEGAL PROCEEDINGS

Grant Park is not a party to any pending material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for any of Grant Park’s units. All units may be transferred or redeemed subject to the conditions imposed by Grant Park’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”). As of January 31, 2016 there were 83 Class A unit holders, 4,878 Class B unit holders, 48 Legacy 1 Class unit holders, 16 Legacy 2 Class unit holders, 668 Global 1 Class unit holders, 119 Global 2 Class unit holders, 2,021 Global 3 Class unit holders, and 10,057.11 Class A units, 131,774.28 Class B units, 2,287.14 Legacy 1 Class units, 778.65 Legacy 2 Class units, 23,267.62 Global 1 Class units, 4,658.61 Global 2 Class units and 76,427.67 Global 3 Class units outstanding.

Dearborn Capital Management, L.L.C., as Grant Park’s general partner, has sole discretion in determining what distributions, if any, Grant Park will make to its unit holders. Grant Park has not made any such distributions as of the date hereof. The general partner does not intend to make any distributions of Grant Park’s assets.

Class A and Class B units are no longer being offered. Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. Sales of the Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class, units during the fourth quarter 2015 were as follows:

Units	October	November	December

Legacy 1 Class Units
Units sold	—	—	—
Net asset value	$873.72	$855.33	$886.42
Legacy 2 Class Units
Units sold	—	—	—
Net asset value	$858.25	$840.01	$870.36
Global 1 Class Units
Units sold	113.30	940.72	—
Net asset value	$853.67	$835.86	$865.23
Global 2 Class Units
Units sold	—	—	—
Net asset value	$838.89	$821.22	$850.31
Global 3 Class Units
Units sold	—	—	59.46
Net asset value	$748.81	$731.96	$756.78

The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Issuer Purchases of Equity Securities

The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended December 31, 2015.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)
	Unit		Unit		Unit		Unit		Unit		Unit		Unit

10/1/2015 through 10/31/2015	148.82	$1,120.32	1,900.82	$927.91	40.69	$855.33	0.00	$0.00	473.89	$835.86	312.19	$821.22	1,861.89	$731.96	4,738.30	(2)
11/1/2015 through 11/30/2015	162.33	$1,158.82	3,336.28	$959.27	29.50	$886.42	0.00	$0.00	923.15	$865.23	487.95	$850.31	3,546.10	$756.78	8,485.31	(2)
12/1/2015 through 12/31/2015	1,489.63	$1,092.80	2,311.68	$904.13	20.05	$837.54	0.00	$0.00	917.35	$817.71	272.77	$803.03	2,450.14	$713.66	7,461.62	(2)
Total	1,800.78	$1,101.03	7,548.78	$934.49	90.24	$861.54	0.00	$0.00	2,314.39	$840.38	1,072.91	$829.82	7,858.13	$737.45	20,685.23	(2)
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

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data of Grant Park as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 is derived from the consolidated financial statements that have been audited by RSM US LLP (formerly McGladrey LLP through October 26, 2015), Grant Park’s independent registered public accountant. This financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and with Grant Park’s consolidated financial statements and the notes thereto, included elsewhere in this Annual Report on Form 10-K. Results from past periods are not necessarily indicative of results that may be expected for any future period.

	As of and For the Year Ended December 31,
	2015	2014	2013	2012	2011
Total assets	$221,473,281	$312,623,935	$469,547,488	$660,873,332	$838,789,473
Total partners’ capital	213,734,839	298,529,188	447,372,009	636,740,050	798,842,191
Total trading gains (losses)	(17,036,253)	40,669,581	10,123,922	11,181,019	(65,416,133)
Dividend and interest income	1,280,436	1,103,332	1,325,299	1,831,201	3,139,171
Total expenses	17,587,313	28,319,063	35,812,050	54,954,423	63,220,582
Net income (loss)	(33,343,130)	13,453,850	(24,362,829)	(41,942,203)	(125,497,544)
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:

General Partner & Limited Partner Class A Units	(154.77)	77.91	(46.71)	(79.47)	(192.82)

General Partner & Limited Partner Class B Units	(134.71)	59.42	(45.55)	(74.07)	(171.82)

General Partner & Limited Partner Legacy 1 Class Units	(97.61)	74.39	(15.34)	(36.13)	(112.69)

General Partner & Limited Partner Legacy 2 Class Units	(98.07)	72.50	(16.84)	(38.46)	(116.73)

General Partner & Limited Partner Global 1 Class Units	(95.53)	78.00	(10.28)	(28.82)	(110.04)

General Partner & Limited Partner Global 2 Class Units	(95.66)	75.24	(12.04)	(30.73)	(111.79)

General Partner & Limited Partner Global 3 Class Units	(98.81)	56.44	(23.87)	(42.70)	(123.42)

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents Grant Park’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2015 and 2014, which is unaudited. However, in the opinion of Grant Park, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been made. Interim results are subject to significant seasonal variations and are not indicative of the results of operations to be expected for a full fiscal year.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2015	2015	2015	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total trading gains (losses)	$15,670,805	$(25,324,656)	$602,455	$(7,984,857)
Net income (loss)	8,793,906	(28,585,586)	(2,613,318)	(10,938,132)
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:

General Partner & Limited Partner Class A Units	36.49	(125.80)	(11.64)	(53.82)
General Partner & Limited Partner Class B Units	28.80	(106.21)	(11.22)	(46.08)
General Partner & Limited Partner Legacy 1 Class Units	31.93	(89.50)	(3.86)	(36.18)
General Partner & Limited Partner Legacy 2 Class Units	30.89	(88.59)	(4.31)	(36.06)
General Partner & Limited Partner Global 1 Class Units	32.59	(87.59)	(4.57)	(35.96)
General Partner & Limited Partner Global 2 Class Units	31.55	(86.41)	(4.94)	(35.86)
General Partner & Limited Partner Global 3 Class Units	25.27	(81.26)	(7.67)	(35.15)
Net asset value per unit:
General Partner & Limited Partner Class A Units	1,284.06	1,158.26	1,146.62	1,092.80
General Partner & Limited Partner Class B Units	1,067.64	961.43	950.21	904.13
General Partner & Limited Partner Legacy 1 Class Units	967.08	877.58	873.72	837.54
General Partner & Limited Partner Legacy 2 Class Units	951.15	862.56	858.25	822.19
General Partner & Limited Partner Global 1 Class Units	945.83	858.24	853.67	817.71
General Partner & Limited Partner Global 2 Class Units	930.24	843.83	838.89	803.03
General Partner & Limited Partner Global 3 Class Units	837.74	756.48	748.81	713.66

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2014	2014	2014	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total trading gains (losses)	$(22,539,520)	$11,708,979	$23,112,209	$28,387,913
Net income (loss)	(28,147,782)	5,920,590	16,699,387	18,981,655
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:

General Partner & Limited Partner Class A Unit	(74.71)	17.76	62.18	72.68
General Partner & Limited Partner Class B Unit	(64.05)	13.59	50.78	59.10
General Partner & Limited Partner Legacy 1 Class Unit	(50.30)	17.23	49.96	57.50
General Partner & Limited Partner Legacy 2 Class Unit	(50.04)	16.54	49.30	56.70
General Partner & Limited Partner Global 1 Class Unit	(48.60)	17.98	48.78	59.84
General Partner & Limited Partner Global 2 Class Unit	(48.40)	17.24	47.73	58.67
General Partner & Limited Partner Global 3 Class Unit	(47.56)	12.76	40.76	50.48
Net asset value per unit:
General Partner & Limited Partner Class A Unit	1,094.95	1,112.71	1,174.89	1,247.57
General Partner & Limited Partner Class B Unit	915.37	928.96	979.74	1,038.84
General Partner & Limited Partner Legacy 1 Class Unit	810.46	827.69	877.65	935.15
General Partner & Limited Partner Legacy 2 Class Unit	797.72	814.26	863.56	920.26
General Partner & Limited Partner Global 1 Class Unit	786.64	804.62	853.40	913.24
General Partner & Limited Partner Global 2 Class Unit	775.05	792.29	840.02	898.69
General Partner & Limited Partner Global 3 Class Unit	708.47	721.23	761.99	812.47

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 9, LLC (“GP 9”)       GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)   GP 6, LLC (“GP 6”)   GP 11, LLC (“GP 11”)   GP 17, LLC (“GP 17”)

GP 4, LLC (“GP 4”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)   GP 18, LLC (“GP 18”)

There were no assets allocated to GP 3, GP 6, and GP 15 as of December 31, 2015

Grant Park invests through the Trading Companies with independent professional commodity trading advisors or through swap transactions based on reference programs of such advisors. Amplitude Capital International Limited, EMC Capital Advisors LLC, H2O Asset Management LLP, Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Revolution Capital Management LLC, Transtrend B.V. and Winton Capital Management Limited serve as Grant Park’s commodity trading advisors. Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of December 31, 2015, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors Amplitude, EMC, H2O, Lynx, Quantica, Rabar, RCM, Transtrend and Winton. No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of December 31, 2015:

	Amplitude	EMC	H2O	Lynx	Quantica	Rabar	RCM	Transtrend	Winton
Class A	X	X	X	X	X	X	X	X	X
Class B	X	X	X	X	X	X	X	X	X
Legacy 1	X	X	X	X	X	X	X	X	X
Legacy 2	X	X	X	X	X	X	X	X	X
Global 1	X	X	X	X	X	X	X	X	X
Global 2	X	X	X	X	X	X	X	X	X
Global 3	X	X	X	X	X	X	X	X	X

The trading advisors for the Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units pursue a technical trend trading philosophy, which is the same trading philosophy the trading advisors have historically used for the Class A and Class B units.

The general partner may, in its sole discretion, reallocate assets among the trading advisors upon termination of a trading advisor or retention of any new trading advisors, or at the commencement of any month.

Critical Accounting Policies

Grant Park’s most significant accounting policy is the valuation of its assets invested in U.S. and international futures and forward contracts, options contracts, swap transactions, other interests in commodities, and fixed income products. The majority of these investments are exchange-traded contracts, valued based upon exchange settlement prices. The remainder of its investments are non-exchange-traded contracts with valuation of those investments based on quoted forward spot prices and fixed income products, including securities of U.S. Government-sponsored enterprises, corporate bonds and commercial paper, which are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market. With the valuation of the investments easily obtained, there is little or no judgment or uncertainty involved in the valuation of investments, and accordingly, it is unlikely that materially different amounts would be reported under different conditions using different but reasonably plausible assumptions.

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the years ended December 31, 2015, 2014 and 2013, are set forth in the table below:

	2015	2014	2013
Total return – Class A Units	(12.4)%	6.7%	(3.8)%
Total return – Class B Units	(13.0)%	6.1%	(4.4)%
Total return – Legacy 1 Class Units	(10.4)%	8.6%	(1.8)%
Total return – Legacy 2 Class Units	(10.7)%	8.6%	(2.0)%
Total return – Global 1 Class Units	(10.5)%	9.3%	(1.2)%
Total return – Global 2 Class Units	(10.6)%	9.1%	(1.4)%
Total return – Global 3 Class Units	(12.2)%	7.5%	(3.1)%

Grant Park’s total net asset value at December 31, 2015, 2014 and 2013 was $213.7 million, $298.5 million and $447.4 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding the swap transaction, for each of the years ended December 31, 2015, 2014 and 2013.

	% Gain (Loss)
	Years Ended December 31,
	2015	2014	2013

Agriculturals	(2.7)%	1.4%	1.0%
Currencies	(0.5)	5.0	(0.1)
Energy	3.5	3.6	(5.2)
Interest rates	(0.3)	11.0	(5.4)
Meats	—	1.2	0.2
Metals	(0.2)	(2.6)	1.1
Soft commodities	(0.7)	1.1	0.1
Stock indices	(4.7)	(4.6)	11.8
Forward Currency Contracts	(1.0)	(0.7)	0.6
Total	(6.6)%	15.4%	4.1%

Year ended December 31, 2015

Grant Park's overall performance was negative for 2015.

Grant Park registered strong gains in the first quarter due to continued uptrends in the fixed-income markets.  Grant Park’s long exposure benefitted as prices moved higher as concerns over the ailing Eurozone markets drove demand for safe-haven assets.  During the same time period, Federal Reserve Chair Janet Yellen suggested interest rates would not rise before mid-year, which resulted in additional markets gains.  Positive performance was also driven by short exposure to the euro and British pound, where both currencies weakened sharply.  Grant Park incurred minor losses on its short exposure to the Swiss franc after the Swiss National Bank announced it would unpeg its currency from the euro and shifts in forecasts for upcoming monetary policy resulted in volatility in the equity markets and losses for Grant Park’s long exposure.

Performance in the second quarter was negative as many of the profitable trends in 2014 and the 1st quarter began to reverse.  All sectors were negative for Grant Park, but losses were largely concentrated to the financial markets.  Wavering by the Federal Reserve and bullish data from the Eurozone resulted in sharp price decreases in the global debt markets, which were contrary to Grant Park's long exposure.   The news from Europe drove the euro sharply higher and also weighed on Grant Park’s value.  Long exposure to the equity markets registered setbacks near the quarter-end when concerns surrounding the perceived impact of Greece exiting the euro depressed investor sentiment and drove global equities sharply lower.  Grant Park reduced its overall exposure to the widespread reversals by the quarter-end.

Performance in the third quarter was negative as gains from the fixed-income and metals sectors were slightly outweighed by losses in the equity and currency markets.  The Chinese markets experienced downturns throughout August, which sparked investor concerns about the state of the global economy.  A worldwide selloff in equity markets followed, which moved prices against Grant Park’s long positions.  Grant Park reduced its long exposure to equities and established short positions in line with moves by month end.  The equity market weakness indirectly drove the U.S. dollar lower and against Grant Park’s long exposure.  Uncertainty about the global economy coupled with speculation about when the Federal Reserve would raise interest rates also depressed the dollar.  Grant Park's short positions in the base metals markets gained value as markets fell.  Long positions in the debt markets profited when domestic economic indicators in the U.S. and abroad created increased demand for safe-haven assets.

The fourth quarter's performance was negative in the equity and fixed income sectors.  A critical event occurred when the European Central Bank announced quantitative easing initiatives that were much less accommodative than expected.  Prices across the financial markets violently reversed direction; U.S. markets fell over 1% and European markets fell over 4%.  Both moves were against Grant Park's exposure.

Short exposure to European currencies also lost value when the euro, Swiss franc, and British pound moved sharply higher versus the U.S. dollar.  Long exposure in fixed income lost value when the Federal Reserve announced its decision to raise interest rates.  Short positions in the grains, foods and industrials sector lost value when prices rose in response to concerns about levels of future supplies.  Positive performance in the energy markets offset some of the portfolio's losses as short positions profited due to declines in energy prices caused by continued over production, weak demand and abnormally-warm weather.

For the year ended December 31, 2015, Grant Park had a negative return of 12.4% for the Class A units, a negative return of 13.0% for the Class B units, a negative return of 10.4% for the Legacy 1 Class units, a negative return of 10.7% for the Legacy 2 Class units, a negative return of 10.5% for the Global 1 Class units, a negative return of 10.6% for the Global 2 Class units, and a negative return of 12.2% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 6.6%, which were decreased by gains of approximately 0.5% from swap transactions and approximately 0.6% from interest income. These trading losses were increased by approximately 6.9% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park. An analysis of the 6.6% trading losses by sector is as follows:

% Gain (Loss)

Agriculturals	(2.7)%
Currencies	(0.5)
Energy	3.5
Interest rates	(0.3)
Meats	—
Metals	(0.2)
Soft commodities	(0.7)
Stock indices	(4.7)
Forward Currency Contracts	(1.0)
Total	(6.6)%

Year ended December 31, 2014

Grant Park's overall performance was positive for 2014.  The year began with difficult market conditions during the first quarter, but the markets where Grant Park invests provided a variety of strong trends and declining cross-market correlations over the balance of the year and Grant Park's individual classes finished the year with returns that ranged from +6% to +9%.

The first quarter represented a very difficult investment environment for Grant Park, as a series of adverse factors caused dramatic market reactions.  The investment environment was primarily driven by a liquidity crisis in the emerging foreign exchange markets, uncertainty about the U.S. Federal Reserve's plan for its bond-buying program, weak economic forecasts for the U.S., China, and Europe, and the escalation of the crisis in Crimea.  In reaction, investors reduced their risk exposure across asset classes, which created increased intermarket correlations and further complicated a difficult trading environment.  Globally, equity markets sharply reversed direction and prices rapidly fell during the beginning of January, which moved against Grant Park's long equity positions.  In the currency markets, the flight-to-quality caused the Japanese yen to rise, which was also contrary to Grant Park’s short positions.  The increased demand for safe-haven assets benefitted the portfolio’s long exposure to fixed-income and Grant Park added to profitable positions throughout the quarter.  Additionally, excessively cold temperatures drove increased demand across the energies markets and Grant Park profited from rising energy prices.

The second quarter's positive performance was predominantly driven by Grant Park's long exposure to U.S. and European fixed-income investments.  The fixed income portfolio gained over 3% in value as the demand for safe-haven assets continued to rise amidst continued concern over the Eurozone economy and on the escalation of violence between Ukraine and pro-Russian rebels in Crimea.  The portfolio also benefitted when price movements in the equity markets reversed direction.  Bullish economic data and the expectation of a continued, expansive monetary policy in the Eurozone drove global equity prices sharply higher.  Minor losses in the currency markets occurred as the expectation of increased economic stimulus from the European Central Bank drove the value of the euro lower, which was against Grant Park's initial long positions; those investments were incrementally reduced as prices continued to fall.  Positions in the grains/foods markets were essentially unchanged.

The positive performance in the financial markets continued throughout the third quarter.  Long positions in the fixed-income markets benefited from increased demand for safe-haven assets as uncertainty across the Eurozone continued.  Grant Park's short positions in the euro gained value as the currency fell in anticipation the European Central Bank would need to expand it stimulus efforts to stabilize the Eurozone economy. Positions in the commodity markets also rose in value during the quarter.  Short positions in the grains/foods markets returned almost 2% because prices fell in anticipation of record crop yields in the U.S. grains markets.  In the metals markets, short exposure to gold benefitted from price declines.

The existing market trends continued through the fourth quarter and were significantly influenced by the divergence of policy initiatives by central bankers across the globe provided a significant financial catalyst and marked the first time since the onset of the global financial crisis in 2008 that regional policy makers acted primarily on their parochial interests and not in concert with an internationally orchestrated plan under which each participant agreed to a common objective.  In the U.S., markets reacted to the end of the Federal Reserve's quantitative easing initiatives and to the prospect of slowly-rising interest rates.  In Europe, the European Central Bank committed to a program of expanded quantitative easing.  In Japan, the government redoubled its efforts to decrease the value of the yen. Globally, OPEC's decision to maintain production levels despite a nearly 50% decrease in the price of oil was unprecedented.

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

% Gain (Loss)

Agriculturals	1.4%
Currencies	5.0
Energy	3.6
Interest rates	11.0
Meats	1.2
Metals	(2.6)
Soft commodities	1.1
Stock indices	(4.6)
Forward Currency Contracts	(0.7)

Total	15.4%

Year ended December 31, 2013

2013 was characterized by widespread uncertainty across the global markets.  The year began with a resolution of the U.S. government’s stalemate concerning the extension of the debt limit for the balance of 2013, an action that helped drive the global equity markets higher. Positive economic data about the U.S., German, and Chinese economies reinforced investors’ bullish sentiments. Grant Park was well positioned and profited from the run up. Japan elected a new Prime Minister who was determined to expand the balance sheet of the country’s Central Bank in an attempt to strengthen Japan’s struggling export industries. Mr. Abe’s confirmation sent the yen lower in anticipation of a massive monetary expansion. This movement coincided with Grant Park’s expanding short yen positions and provided considerable gains for the portfolio. Global investors began to execute “risk off” tendencies near the end of February, after elections in Italy failed to elect a national leader and Eurozone countries reported mixed economic data.  Prices for precious metals increased and overall demand for crude oil and its products declined, each of which was against Grant Park’s existing positions.

Central bank announcements drove markets in both directions throughout the second quarter. In April, the European Commission and the IMF attempted to force Cypriot officials to sell a portion of the country’s gold reserves in order to fund a bailout of one of the largest banks in Cyprus. Precious metal markets sold off on this news and Grant Park profited from its short exposure to gold and silver. Grant Park also benefited from favorable price movement for U.S. 10-Year Notes and German Bunds.  These profits were lost in May, however, following positive data for the U.S. and Europe that was reported for housing, manufacturing, and consumer confidence. An announcement from the European Central Bank regarding a potential interest rate cut added to European equity market gains. This announcement sent the euro and Swiss franc higher against counterpart currencies and was against Grant Park’s short positions. During June, the U.S. Federal Reserve announced its intention to taper its bond buying program at the end of the summer. Investors swiftly reacted to this news by reverting to their “risk-off” tendencies of the first quarter. Equities gains which followed the European Central Bank announcement were quickly removed as investors reacted to the Federal Reserve’s statement and Grant Park’s exposure to equities was reduced by nearly 50% in reaction to the abrupt sell-off. Losses were partially offset by gains from short wheat and long soybean trades.

The geopolitical landscape drove investor sentiment throughout the summer, marked by public rallies across Europe protesting against austerity measures and by an escalation in the ongoing civil war in Syria.  Grant Park profited as crude oil prices rose in response to the uncertainty and by additional information that showed U.S. domestic crude inventories had fallen.  Equity markets, however, reversed their bullish trends and moved against Grant Park’s long positions as the Syrian conflict continued to escalate and weaker-than-expected corporate earnings reports were released in the U.S.   Positive earnings reports from Australian companies moved in concert with Grant Park’s long positions and helped mitigate losses within the sector. Grains markets moved consistently during the summer months as growing conditions around the world proved to be ideal and sent yield estimates higher. Short exposure to corn and wheat markets helped curb losses from adverse movements in the currency and fixed-income sectors. By the quarter’s end, the failure of the U.S. Federal Government to resolve the budget and debt-management impasse created the prospect of an extended government shutdown.  This caused investors to seek non-U.S., safe-haven treasuries and the Grant Park suffered losses due to its short exposure to the German Bund.

The U.S. Government shutdown lasted 16 days and its effects on markets were short-lived, as equities in the U.S. and Europe rallied to all-time highs following the government’s reopening.  The Federal Reserve’s decision to delay the tapering of its monetary expansion reinforced the rally and Grant Park registered profits as a result. Long exposure was increased and economic data out of Europe and Japan gave investors reason to believe the European Central Bank and Bank of Japan would continue to support their respective economies with capital injections. German and Japanese Government bond prices rallied in reaction and the Grant Park profited.  In November, the Bank of Japan announced plans to increase the intensity of its bond buying program. This announcement caused the yen and the Australian dollar to depreciate substantially against their U.S. counterpart, supporting Grant Park’s short exposure to the yen and Aussie dollar.  The Nikkei 225 experienced an intense rally and ended the year up more than 50%. Energy markets exhibited a sector-wide rally towards the end of the quarter as demand prospects for natural gas and crude oil strengthened, which initially resulted in losses for the portfolio’s short exposure. The extended rally caused Grant Park’s exposure to transition from net short to net long, which helped offset the bulk of setbacks. Precious metal markets continued to suffer losses as investors demonstrated “risk-on” tendencies and Grant Park’s short gold and silver exposure took advantage of the price declines. Gains were partially offset by rising base metal prices, which did not coincide with the Grant Park’s short exposure. Grant Park benefited from prolonged short exposure to grains markets as prices sustained their downtrends in reaction to strong supply data, a weakening ethanol mandate, and decreased overall demand. Sector exposure was increased by 10% as a result.

For the year ended December 31, 2013, Grant Park had a negative return of 3.8% for the Class A units, a negative return of 4.4% for the Class B units, a negative return of 1.8% for the Legacy 1 Class units, a negative return of 2.0% for the Legacy 2 Class units, a negative return of 1.2% for the Global 1 Class units, a negative return of 1.4% for the Global 2 Class units, and a negative return of 3.1% for the Global 3 Class units. On a combined unit basis prior to expenses, approximately 4.1% resulted from trading gains which were further increased by gains of approximately 0.3% of interest income. These trading gains were offset by approximately 8.1% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park. An analysis of the 4.1% trading gains by sector is as follows:

% Gain (Loss)

Agriculturals	1.0%
Currencies	(0.1)
Energy	(5.2)
Interest rates	(5.4)
Meats	0.2
Metals	1.1
Soft commodities	0.1
Stock indices	11.8
Forward Currency Contracts	0.6

Total	4.1%

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

Contractual Obligations

None.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of December 31, 2015 and 2014 and the trading gains/losses by market category for the years ended December 31, 2015 and 2014. All open position trading risk exposures of Grant Park, except for the swap transaction, have been included in calculating the figures set forth below. As of December 31, 2015, Grant Park’s net asset value was approximately $213.7 million. As of December 31, 2014, Grant Park’s net asset value was approximately $298.5 million.

	December 31, 2015
Market Sector	Value at Risk*	Trading Gain/(Loss) (1)

Currencies & Forward Currency Contracts	0.5%	(1.5)%
Energy	0.5	3.5
Interest rates	0.4	(0.3)
Stock indices	0.3	(4.7)
Metals	0.3	(0.2)
Agriculturals/softs/meats	0.2	(3.4)

Aggregate/Total	1.2%	(6.6)%

(1) Percentage of trading gain/(loss) includes net gain/(loss) from futures and forward trading.

	December 31, 2014
Market Sector	Value at Risk*	Trading Gain/(Loss)

Interest rates	0.5%	11.0%
Stock indices	0.4	(4.6)
Currencies & Forward Currency Contracts	0.3	4.3
Energy	0.2	3.6
Metals	0.1	(2.6)
Agriculturals/softs/meats	0.1	3.7

Aggregate/Total	0.6%	15.4%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of December 31, 2015, by market sector.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of December 31, 2015, Grant Park was long the U.S. dollar against the Australian dollar, British pound, Canadian dollar, euro, Japanese yen, Mexican peso, and Swiss franc, and short the U.S. dollar versus the New Zealand dollar.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America. As of December 31, 2015, the energy market exposure of Grant Park was short natural gas, crude oil, brent crude oil, gas oil, heating oil, phelix baseload quarterly, U.K. natural gas, Rotterdam coal, gasoline Blendstock, Oman crude oil, new gasoline, new crude oil, kerosene, and carbon emissions. Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in these markets.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, Singapore, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of December 31, 2015, Grant Park was long interest rate instruments in the Eurozone, United Kingdom, Singapore, Canada, Japan, and New Zealand, and short interest rate instruments in Australia and the U.S.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, China, Taiwan, South Africa, India, Turkey, Singapore, South Korea, and Australia.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of December 31, 2015, Grant Park was predominantly long equities in Japan, China, Australia, the Eurozone, and Malaysia and short equities in the U.S., Turkey, Hong Kong, Thailand, India, Canada, Taiwan, Poland, U.K., Singapore, South Africa, and Mexico.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel, and zinc. As of December 31, 2015 in the precious metals sector Grant Park had short positions in gold, platinum, silver, and palladium.  In the base metals, Grant Park had short positions in copper, aluminum, nickel, zinc, iron ore, tin, and lead.

Agriculturals/Softs/Meats

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of December 31, 2015, in the grains markets, Grant Park had long positions in cotton, soybean oil, canola, and white maize and short positions in corn, soybean meal, wheat, soybeans, and oats.  Grant Park was short lean hogs, live cattle, and feeder cattle.  Grant Park was long sugar, cocoa, crude palm oil, orange juice, and lumber, and short coffee, rubber, and fluid milk.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of December 31, 2015.

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

The general partner monitors Grant Park’s performance and the concentration of its open positions and consults with the trading advisors concerning Grant Park’s overall risk profile. If the general partner felt it necessary to do so, the general partner could require the trading advisors to close out individual positions as well as enter positions traded on behalf of Grant Park. However, any intervention would be a highly unusual event. Approximately 2% to 6% of the partnership’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. The general partner primarily relies on the trading advisors’ own risk control policies while maintaining a general supervisory overview of Grant Park’s market risk exposures. The trading advisors apply their own risk management policies to their trading. The trading advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The trading advisors’ research of risk management often suggests ongoing modifications to their trading programs.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Under the supervision and with the participation of the general partner’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Grant Park’s internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, the general partner concluded that Grant Park’s internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Mr. Kavanagh, president of Dearborn Capital Management, L.L.C., 60, has been responsible for overseeing all operations and activities of the general partner since its formation. Commencing in October 1998, Mr. Kavanagh also became president, a principal and an associated person of Dearborn Capital Brokers Ltd., an independent introducing broker. From 1983 to 2003, Mr. Kavanagh was a member in good standing of the Chicago Board of Trade. Between 1983 and October 1998, Mr. Kavanagh served as an institutional salesman in the financial futures area on behalf of Refco and Conti Commodity Services, Inc., which was acquired by Refco in 1984. His clients included large hedge funds and financial institutions. Between October 1998 and October 2011, Mr. Kavanagh performed introducing brokerage services from time to time for MF Global Inc., a former futures commission merchant, through Dearborn Capital Brokers. He has also been an owner since May 2012 of a greater than 10% interest in an unregistered proprietary trading firm and has provided occasional consulting services to this firm since May 2012. Neither Dearborn Capital Brokers nor Mr. Kavanagh provides brokerage services to Grant Park’s trading account. In the past, from time to time Mr. Kavanagh has provided brokerage services to Financial Consortium International LLC, a registered introducing broker, commodity pool operator and broker-dealer, since October 1999. In 1980, Mr. Kavanagh received an MBA from the University of Notre Dame, and in 1978 graduated with a B.S. in business administration from John Carroll University.

Mr. Meehan, chief operating officer of the general partner, 60, is primarily responsible for the day to day operations of the general partner. Mr. Meehan became listed as a principal of the general partner effective January 2009. Prior to joining the general partner in April 2008, Mr. Meehan was a member of the senior executive team at Houghton Mifflin Company in Boston, MA, beginning in March 1999. His assignments focused on leading technology and operational organizations and included a three year assignment as the President of the business unit that was the largest provider of professional testing and licensure services to state regulatory agencies in the United States. He also served as the Chief Information/Technology Officer of the company for three years, responsible for directing an annual technology portfolio in excess of $100 million. Mr. Meehan began his career as a commissioned officer in the United States Marine Corps, retiring after 20 years in the grade of Lieutenant Colonel. He received B.A. degree from John Carroll University, an MBA from Webster University and holds Series 3, 22, 31, and 63 licenses.

Ms. O’Rourke, chief financial officer of the general partner, 50, is responsible for financial reporting and compliance issues. Prior to joining the general partner in May 2003, Ms. O’Rourke was employed as assistant vice president at MetLife Investors Life Insurance Company from 1992 to September 2001. Before that, Ms. O’Rourke was employed as a tax senior at KPMG LLP (formerly KPMG Peat Marwick LLP) from 1987 to 1991. Ms. O’Rourke is a certified public accountant. She received a B.B.A. in accounting from the University of Notre Dame in 1987 and received a M.S. in Taxation from DePaul University in 1996.

Code of Ethics

Grant Park has not adopted a code of ethics because it does not have any officers or employees. The general partner of Grant Park has adopted a Code of Ethics for all employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC. Grant Park does not have any directors or officers. However, the officers of Grant Park’s general partner, as well as the general partner itself, file such notices regarding their beneficial ownership in Grant Park, if any. Grant Park believes that for 2015, all required filings were timely filed by each of these persons.

ITEM 11. EXECUTIVE COMPENSATION

Grant Park has no directors or officers. Its affairs are managed by Dearborn Capital Management, L.L.C., its general partner, which receives compensation for its services from Grant Park, as follows:

Effective January 1, 2014, Class A units pay the general partner a monthly brokerage charge equal to a rate of 0.583%, a rate of 7.00% annually, of Class A’s month end net assets. Class B units pay the general partner a monthly brokerage charge equal to a rate of 0.6208%, a rate of 7.45% annually, of Class B’s month-end net assets. Legacy 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3750%, a rate of 4.50% annually, of Legacy 1’s month-end net assets. Legacy 2 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3958%, a rate of 4.75% annually, of Legacy 2’s month-end net assets. Global 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3292%, a rate of 3.95% annually, of Global 2’s month-end net assets. Global 2 units pay the general partner a monthly brokerage charge equal to a rate of 0.3500%, a rate of 4.20% annually, of Global 2’s month-end net assets. Global 3 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.4958%, a rate of 5.95% annually, of Global 3’s month-end net assets. The brokerage charge reimbursement paid to the general partner amounted to $17,572,597 for the year ended December 31, 2015, $23,625,759 for the year ended December 31, 2014 and $39,650,149 for the year ended December 31, 2013.

As of December 31, 2013 Class A units paid the general partner a monthly brokerage charge equal to a rate of 0.625%, a rate of 7.50% annually, of Class A’s month end net assets. Class B units paid the general partner a monthly brokerage charge equal to a rate of 0.6625%, a rate of 7.95% annually, of Class B’s month-end net assets. Legacy 1 Class units paid the general partner a monthly brokerage charge equal to a rate of 0.4167%, a rate of 5.00% annually, of Legacy 1’s month-end net assets. Legacy 2 Class units paid the general partner a monthly brokerage charge equal to a rate of 0.4375%, a rate of 5.25% annually, of Legacy 2’s month-end net assets. Global 1 Class units paid the general partner a monthly brokerage charge equal to a rate of 0.3708%, a rate of 4.45% annually, of Global 2’s month-end net assets. Global 2 units paid the general partner a monthly brokerage charge equal to a rate of 0.3917%, a rate of 4.70% annually, of Global 2’s month-end net assets. Global 3 Class units paid the general partner a monthly brokerage charge equal to a rate of 0.5375%, a rate of 6.45% annually, of Global 3’s month-end net assets.

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

Grant Park pays the general partner the brokerage charge, which is based on a fixed percentage of net assets, regardless of whether actual transaction costs were less than or exceeded this fixed percentage  or whether the number of trades significantly increases. For the Legacy 1 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $22.62 based on the average trading activity of the Legacy 1 Class units’ trading advisors for the last three calendar years and assuming current allocations to the trading advisors.

For the Legacy 2 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $22.80 based on the average trading activity of the Legacy 2 Class units’ trading advisors for the last three calendar years and assuming current allocations to the trading advisors.

For the Global 1 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $20.14 based on the average trading activity of the Global 1 Class units’ trading advisors for the last three calendar years and assuming current allocations.

For the Global 2 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $21.39 based on the average trading activity of the Global 2 Class units’ trading advisors for the last three calendar years and assuming current allocations.

For the Global 3 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $30.19 based on the average trading activity of the Global 3 Class units’ trading advisors for the last three calendar years and assuming current allocations of net assets to the trading advisors.

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

January 31, 2016.

				Number of		Number of		Number of		Number of		Number of
	Number of		Number of	Legacy 1		Legacy 2		Global 1		Global 2		Global 3
	Class A		Class B	Class		Class		Class		Class		Class	Number of
	Limited		Limited	Limited		Limited		Limited		Limited		Limited	General
	Partnership		Partnership	Partnership		Partnership		Partnership		Partnership		Partnership	Partnership
Name	Units		Units	Units		Units		Units		Units		Units	Units
Dearborn Capital
Management, LLC	276.610		-	922.500		236.818		1,235.604		1,196.622		-	429.795
David M. Kavanagh	276.610	(1)	-	922.500	(1)	236.818	(1)	1,235.604	(1)	1,196.622	(1)	-	429.795	(1)
Patrick J. Meehan	-		-	185.117		-		50.000		-		-
Maureen O’Rourke	-		-	41.067		-		41.359		-		-

			Percentage of	Percentage of	Percentage of	Percentage of	Percentage of
	Percentage of	Percentage of	Outstanding	Outstanding	Outstanding	Outstanding	Outstanding
	Outstanding	Outstanding	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Class A	Class B	Class	Class	Class	Class	Class	Percentage of
	Limited	Limited	Limited	Limited	Limited	Limited	Limited	General
	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership
Name	Units	Units	Units	Units	Units	Units	Units	Units
Dearborn Capital
Management, LLC	2.76%	-	42.23%	31.48%	5.34%	26.44%	-	100.00%
David M. Kavanagh	2.76%	-	42.23%	31.48%	5.34%	26.44%	-	100.00%
Patrick J. Meehan	-	-	8.47%	-	0.22%	-	-
Maureen O’Rourke	-	-	1.88%	-	0.18%	-	-
(1)	Represents units directly held by Dearborn Capital Management, L.L.C., the general partner of Grant Park. The manager of Dearborn Capital Management, L.L.C. is Mr. Kavanagh.

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

The general partner intends to limit the amount of consulting fees paid in the future to EMC to no more than the aggregate dollar amount of consulting fees paid to EMC in 2014, which was $500,300.  The consulting fee cap was based on a 10% allocation to EMC and EMC will not be paid more than $500,300 per year.

Pursuant to the advisory contract EMC Capital Management, Inc. entered into with Grant Park, the general partner and the respective trading company in 2009, which was assigned to EMC Capital Advisors, LLC in October 2013, the general partner, on behalf of Grant Park, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period.  For the year ended December 31, 2015, EMC was paid approximately $488,900 in consulting fees and $59,800 in incentive fees. All allocations to Grant Park’s trading advisors, including EMC, are reviewed and approved by the general partner and all fees are paid to Grant Park’s trading advisors in accordance with each advisory contract by and among Grant Park, the general partner, the respective trading company and such trading advisor.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to Grant Park for professional audit services provided by RSM US LLP, Grant Park’s independent registered public accountant, for the audit of Grant Park’s annual financial statements for the years ended December 31, 2015 and 2014, and fees billed for other professional services rendered by RSM US LLP during those years.

Fee Category	2015	2014
Audit Fees(1)	$131,000	$139,862
Audit-Related Fees	—	—
Tax Fees(2)	7,000	6,500
All Other Fees	—	—
Total Fees	$138,000	$146,362
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

The Audit Committee of Grant Park’s general partner, Dearborn Capital Management, L.L.C., pre-approves all audit and permitted non-audit services of Grant Park’s independent accountants, including all engagement fees and terms. The Audit Committee of the general partner approved all the services provided by RSM US LLP during 2015 and 2014 to Grant Park described above. The Audit Committee has determined that the payments made to RSM US LLP for these services during 2015 and 2014 are compatible with maintaining that firm’s independence.

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

101.1

The following financial statements from Grant Park’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

.

(1)	Included as Appendix A to the prospectus which is part of the Registrant’s Registration Statement on Form S-1/A (File No. 333- 202279) and incorporated herein by reference.

(2)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-153862) and incorporated herein by reference.
(4)	Included as Appendix B to the prospectus which is part of the Registrant’s Registration Statement on Form S-1/A (File No. 333-202279).
(5)	Included as Appendix D to the prospectus which is part of the Registrant’s Registration Statement on Form S-1/A (File No. 333-202279).

INDEX TO FINANCIAL STATEMENTS

Grant Park Futures Fund Limited Partnership

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Grant Park Futures Fund Limited Partnership

Chicago, Illinois

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedules of investments, of Grant Park Futures Fund Limited Partnership (the Partnership) as of December 31, 2015 and 2014, and the related consolidated statements of operations, and changes in partners’ capital (net asset value) for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grant Park Futures Fund Limited Partnership as of December 31, 2015 and 2014, and the results of its operations for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Chicago, Illinois

February 23, 2016

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

December 31, 2015 and 2014

	2015	2014
Assets
Equity in brokers' trading accounts:
Securities owned, at fair value (cost $0 and $12,393,731, respectively)	$—	$12,395,634
Cash	38,781,351	15,838,709
Net unrealized gain (loss) on open futures contracts	827,595	11,549,467
Net unrealized gain (loss) on open forward currency contracts	(240,659)	(181,222)
Net unrealized gain (loss) on open swap contracts	1,168,100	—
Total equity in brokers' trading accounts	40,536,387	39,602,588
Cash and cash equivalents	64,625,503	160,802,456
Securities owned, at fair value (cost $116,001,074 and $111,958,454, respectively)	116,297,654	112,187,759
Interest receivable, net	13,737	31,132
Total assets	$221,473,281	$312,623,935
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$1,158,521	$1,679,754
Accrued incentive fees	674	5,188,240
Organization and offering costs payable	53,225	74,324
Accrued operating expenses	46,118	64,150
Pending limited partner additions	—	115,000
Redemptions payable to limited partners	6,479,904	6,973,279
Total liabilities	7,738,442	14,094,747
Partners' Capital (Net Asset Value)
General Partner
Class A (307.34 units outstanding at both December 31, 2015 and December 31, 2014)	335,868	383,435
Legacy 1 Class (1,025.00 units outstanding at both December 31, 2015 and December 31, 2014)	858,478	958,529
Legacy 2 Class (263.13 units outstanding at both December 31, 2015 and December 31, 2014)	216,344	242,148
Global 1 Class (1,372.89 units outstanding at both December 31, 2015 and December 31, 2014)	1,122,622	1,253,774
Global 2 Class (1,329.58 units outstanding at both December 31, 2015 and December 31, 2014)	1,067,693	1,194,874
Limited Partners
Class A (9,757.99 and 12,125.34 units outstanding at December 31, 2015 and December 31, 2014, respectively)	10,663,559	15,127,238
Class B (133,628.66 and 155,869.84 units outstanding at December 31, 2015 and December 31, 2014, respectively)	120,817,860	161,924,013
Legacy 1 Class (1,262.14 and 1,802.74 units outstanding at December 31, 2015 and December 31, 2014, respectively)	1,057,091	1,685,836
Legacy 2 Class (515.52 and 724.42 units outstanding at December 31, 2015 and December 31, 2014, respectively)	423,853	666,651
Global 1 Class (22,503.69 and 9,206.57 units outstanding at December 31, 2015 and December 31, 2014, respectively)	18,401,384	8,407,766
Global 2 Class (3,493.52 and 5,196.84 units outstanding at December 31, 2015 and December 31, 2014, respectively)	2,805,404	4,670,326
Global 3 Class (78,419.57 and 125,561.73 units outstanding at December 31, 2015 and December 31,2014, respectively)	55,964,683	102,014,598
Total partners' capital (net asset value)	213,734,839	298,529,188
Total liabilities and partners' capital (net asset value)	$221,473,281	$312,623,935

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2015

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(186,020)	(0.09)%	$660,432	0.31%	$474,412	0.22%
Currencies	$97,771	0.05%	$1,000,158	0.46%	$1,097,929	0.51%
Energy	$11,957	0.01%	$(227,645)	(0.11)%	$(215,688)	(0.10)%
Interest rates	$(407,958)	(0.19)%	$78,618	0.04%	$(329,340)	(0.15)%
Meats	$(860)	0.00%	$(146,785)	(0.07)%	$(147,645)	(0.07)%
Metals	$(29,400)	(0.01)%	$156,442	0.07%	$127,042	0.06%
Soft commodities	$(48,181)	(0.02)%	$(129,485)	(0.06)%	$(177,666)	(0.08)%
Stock indices and single stock futures	$(69,770)	(0.03)%	$(42,987)	(0.02)%	$(112,757)	(0.05)%
Total U.S. Futures Positions	$(632,461)		$1,348,748		$716,287

Foreign Futures Positions:
Agriculturals	$29,425	0.01%	$12,799	0.01%	$42,224	0.02%
Energy	$—	0.00%	$1,041,906	0.49%	$1,041,906	0.49%
Interest rates	$(827,562)	(0.39)%	$(108,667)	(0.05)%	$(936,229)	(0.44)%
Metals	$(110,937)	(0.05)%	$277,638	0.13%	$166,701	0.08%
Soft commodities	$161	0.00%	$5,103	0.00%	$5,264	0.00%
Stock indices	$(10,771)	(0.01)%	$(197,787)	(0.09)%	$(208,558)	(0.10)%
Total Foreign Futures Positions	$(919,684)		$1,030,992		$111,308
Total Futures Contracts	$(1,552,145)	(0.73)%	$2,379,740	1.12%	$827,595	0.39%

Forward Contracts *
Currencies	$7,642	0.00%	$(248,301)	(0.12)%	$(240,659)	(0.12)%

Swap Contracts
Deutsche Bank total return swap, Termination date July 1, 2020	$1,168,100	0.55%	$—	0.00%	$1,168,100	0.55%

Total Futures, Forward and
Swap Contracts	$(376,403)	(0.18)%	$2,131,439	1.00%	$1,755,036	0.82%

*No futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The condensed schedule of investments by unit class is presented in footnote 7.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2015

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Fair Value	Maturity Dates	Description	Fair Value	(net asset value)
$38,500,000	4/20/2018-11/16/2018	Federal Farm Credit Banks, 1.1-1.4%	$38,605,179	18.06%
$43,735,000	3/29/2018-12/28/2018	Federal Home Loan Banks, 1.1-1.5%	$43,867,272	20.53%
	Total U.S. Government-sponsored enterprises (cost of $82,242,670)		$82,472,451	38.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Fair Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,000,000	2/1/2018	Wachovia Corp, 1.7%	2,211,634	1.03%
$12,284,000	9/21/2016-2/16/2018	Others, 1.2-1.8% **	12,431,794	5.82%
	Total U.S. Corporate bonds (cost of $14,599,766)		$14,643,428	6.85%

Commercial paper

				Percent of
				Partners' Capital
Fair Value	Maturity Dates	Description	Fair Value	(net asset value)
Foreign Commercial paper
$4,010,000	1/5/2016-2/1/2016	Foreign commercial paper, 0.5-0.8% **	$4,008,509	1.87%
U.S. Commercial paper
$4,000,000	1/13/2016	National Grid PLC, 0.5%	3,999,320	1.87%
$11,180,000	1/4/2016-3/18/2016	Others, 0.4-0.9% **	11,173,946	5.23%
		Total U.S. Commercial paper	15,173,266	7.10%

	Total Commercial paper (cost of $19,158,638)		$19,181,775	8.97%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned	$116,297,654	54.41%

** No individual position constituted greater than 1 percent of partners' capital (net asset value).

The condensed schedule of investments by unit class is presented in footnote 7

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2014

Futures and Forward Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(211,896)	(0.07)%	$(18,577)	(0.01)%	$(230,473)	(0.08)%
Currencies	$52,169	0.02%	$1,925,431	0.64%	$1,977,600	0.66%
Energy	$(308,415)	(0.10)%	$1,437,870	0.48%	$1,129,455	0.38%
Interest rates	$360,243	0.12%	$(58,553)	(0.02)%	$301,690	0.10%
Meats	$(136,100)	(0.05)%	$42,279	0.01%	$(93,821)	(0.04)%
Metals	$(20,303)	(0.01)%	$428,534	0.14%	$408,231	0.13%
Soft commodities	$(50,394)	(0.01)%	$850,654	0.28%	$800,260	0.27%
Stock indices and single stock futures	$873,633	0.29%	$(76,935)	(0.02)%	$796,698	0.27%
Total U.S. Futures Positions	$558,937		$4,530,703		$5,089,640

Foreign Futures Positions:
Agriculturals	$3,862	0.00%	$(962)	0.00%	$2,900	0.00%
Energy	$1,536	0.00%	$1,641,340	0.55%	$1,642,876	0.55%
Interest rates	$4,365,656	1.46%	$(39,414)	(0.01)%	$4,326,242	1.45%
Metals	$(1,449,798)	(0.48)%	$1,267,292	0.42%	$(182,506)	(0.06)%
Soft commodities	$12,861	0.00%	$7,155	0.00%	$20,016	0.00%
Stock indices	$728,296	0.24%	$(77,997)	(0.02)%	$650,299	0.22%
Total Foreign Futures Positions	$3,662,413		$2,797,414		$6,459,827
Total Futures Contracts	$4,221,350	1.41%	$7,328,117	2.46%	$11,549,467	3.87%

Forward Contracts *
Currencies	$357,025	0.12%	$(538,247)	(0.18)%	$(181,222)	(0.06)%

Total Futures and Forward Contracts	$4,578,375	1.53%	$6,789,870	2.28%	$11,368,245	3.81%

*No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The condensed schedule of investments by unit class is presented in footnote 7.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2014

U.S. Government securities in brokers’ trading accounts**

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$12,400,000	6/18/2015	U.S. Treasury Bills, 0.10% (cost of $12,393,731)	$12,395,634	4.15%

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$20,000,000	7/21/2017-10/23/2017	Federal Farm Credit Banks, 1.1%	$20,069,167	6.72%
$66,700,000	3/27/2017-12/19/2017	Federal Home Loan Banks, 1-1.3%	66,813,621	22.38%
$2,500,000	12/22/2017	Federal Agricultural Mortgage Corp., 1.3%	2,500,837	0.84%
	Total U.S. Government-sponsored enterprises (cost of $89,200,000)		$89,383,625	29.94%

Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,542,000	2/3/2015	Foreign corporate bonds, 0.8%	$1,553,227	0.52%
$10,283,000	1/15/2015-10/1/2015	U.S. corporate bonds, 0.7-1.1%	10,563,619	3.54%
	Total Corporate bonds (cost of $12,077,022) ***		$12,116,846	4.06%

Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,584,000	4/10/2015	Foreign commercial paper, 0.5%	$2,580,625	0.86%
$8,110,000	2/6/2015-2/23/2015	U.S. commercial paper, 0.3-0.4%	8,106,663	2.72%
	Total Commercial paper (cost of $10,681,432) ***		$10,687,288	3.58%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned	$112,187,759	37.58%

**Pledged as collateral for the trading of futures and forward contracts.

***No individual position constituted greater than 1 percent of partners’ capital (net asset value).

The condensed schedule of investments by unit class is presented in footnote 7.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013

Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$(1,421,184)	$61,055,762	$(6,521,514)
Change in unrealized	(10,721,873)	(13,116,223)	22,439,955
Commissions	(3,977,978)	(5,283,871)	(8,220,319)
Net gains (losses) from futures trading	(16,121,035)	42,655,668	7,698,122

Net gain (loss) from forward trading
Realized	$(2,018,078)	$(994,524)	$3,234,628
Change in unrealized	(59,436)	(946,283)	(672,186)
Commissions	(5,804)	(45,280)	(136,642)
Net gains (losses) from forward trading	(2,083,318)	(1,986,087)	2,425,800

Net gain (loss) from swap trading
Change in unrealized	$1,168,100	$—	$—
Net gains (losses) from swap trading	1,168,100	—	—

Net trading gains (losses)	(17,036,253)	40,669,581	10,123,922
Net investment income (loss)
Income
Interest income	1,280,436	1,103,332	1,325,299
Expenses from operations
Brokerage charge	13,588,815	18,296,608	31,293,188
Incentive fees	2,561,516	8,103,140	1,511,082
Organizational and offering costs	770,629	1,031,123	1,614,953
Operating expenses	666,353	888,192	1,392,827
Total expenses	17,587,313	28,319,063	35,812,050
Net investment loss	$(16,306,877)	$(27,215,731)	$(34,486,751)
Net gain (loss)	$(33,343,130)	$13,453,850	$(24,362,829)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(154.77)	$77.91	$(46.71)
General Partner & Limited Partner Class B Units	$(134.71)	$59.42	$(45.55)
General Partner & Limited Partner Legacy 1 Class Units	$(97.61)	$74.39	$(15.34)
General Partner & Limited Partner Legacy 2 Class Units	$(98.07)	$72.50	$(16.84)
General Partner & Limited Partner Global 1 Class Units	$(95.53)	$78.00	$(10.28)
General Partner & Limited Partner Global 2 Class Units	$(95.66)	$75.24	$(12.04)
General Partner & Limited Partner Global 3 Class Units	$(98.81)	$56.44	$(23.87)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
Years Ended December 31, 2015, 2014 and 2013

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital,
December 30, 2012	2,499.78	$3,040,653	25,707.33	$31,269,640	—	$—	322,257.31	$330,303,791	1,025.00	$897,998	4,395.66	$3,851,016	1,000.00	$864,602	12,793.52	$11,061,307
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	493.95	426,064
Redemptions	(1,735.79)	(2,000,000)	(8,214.87)	(9,627,119)	—	—	(99,484.86)	(97,440,547)	—	—	(1,082.43)	(931,514)	—	—	(8,156.51)	(6,827,074)
Net income (loss)	—	(147,050)	—	(1,182,305)	—	—	—	(14,675,494)	—	(15,715)	—	(67,593)	—	(16,840)	—	(310,469)
Partners’ capital,
December 30, 2013	763.99	893,603	17,492.46	20,460,216	—	—	222,772.45	218,187,750	1,025.00	882,283	3,313.23	2,851,909	1,000.00	847,762	5,130.96	4,349,828
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8.26	7,000
Redemptions	(456.65)	(500,000)	(5,367.12)	(6,021,131)	—	—	(66,902.61)	(62,793,949)	—	—	(1,510.49)	(1,274,439)	(736.87)	(600,000)	(4,414.80)	(3,608,100)
Net income (loss)	—	(10,168)	—	688,153	—	—	—	6,530,212	—	76,246	—	108,366	—	(5,614)	—	(82,077)
Partners’ capital,
December 31, 2014	307.34	383,435	12,125.34	15,127,238	—	—	155,869.84	161,924,013	1,025.00	958,529	1,802.74	1,685,836	263.13	242,148	724.42	666,651
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(2,367.35)	(2,654,887)	—	—	(22,241.18)	(21,708,027)	—	—	(540.60)	(480,775)	—	—	(208.90)	(187,697)
Net income (loss)	—	(47,567)	—	(1,808,792)	—	—	—	(19,398,126)	—	(100,051)	—	(147,970)	—	(25,804)	—	(55,101)
Partners’ capital,
December 31, 2015	307.34	$335,868	9,757.99	$10,663,559	—	$—	133,628.66	$120,817,860	1,025.00	$858,478	1,262.14	$1,057,091	263.13	$216,344	515.52	$423,853

Net asset value per unit at December 30, 2013		$1,169.66				$979.42				$860.76				$847.76

Net asset value per unit at December 30, 2014		$1,247.57				$1,038.84				$935.15				$920.26

Net asset value per unit at December 30, 2015		$1,092.80				$904.13				$837.54				$822.19

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2015, 2014 and 2013 (continued)

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 30, 2012	1,372.89	$1,160,812	12,449.60	$10,526,414	1,974.70	$1,649,835	27,930.65	$23,335,702	—	$—	280,522.12	$218,778,280	$636,740,050
Contributions	—	—	1,080.05	914,871	—	—	2,344.85	1,955,847	—	—	32,538.51	24,761,125	28,057,907
Redemptions	—	—	(3,590.89)	(2,949,624)	—	—	(12,372.29)	(10,046,041)	—	—	(84,126.07)	(63,241,200)	(193,063,119)
Net income (loss)	—	(14,111)	—	(190,381)	—	(23,766)	—	(503,068)	—	—	—	(7,216,037)	(24,362,829)
Partners’ capital,
December 30, 2013	1,372.89	1,146,701	9,938.76	8,301,280	1,974.70	1,626,069	17,903.21	14,742,440	—	—	228,934.56	173,082,168	447,372,009
Contributions	—	—	5,110.56	4,512,500	—	—	57.38	45,500	—	—	3,959.10	2,877,700	7,442,700
Redemptions	—	—	(5,842.75)	(4,727,567)	(645.12)	(500,000)	(12,763.75)	(10,123,533)	—	—	(107,331.93)	(79,590,652)	(169,739,371)
Net income (loss)	—	107,073	—	321,553	—	68,805	—	5,919	—	—	—	5,645,382	13,453,850
Partners’ capital,
December 31, 2014	1,372.89	1,253,774	9,206.57	8,407,766	1,329.58	1,194,874	5,196.84	4,670,326	—	—	125,561.73	102,014,598	298,529,188
Contributions	—	—	19,977.51	18,081,254	—	—	—	—	—	—	2,049.41	1,669,956	19,751,210
Redemptions	—	—	(6,680.39)	(5,837,752)	—	—	(1,703.32)	(1,440,566)	—	—	(49,191.57)	(38,892,725)	(71,202,429)
Net income (loss)	—	(131,152)	—	(2,249,884)	—	(127,181)	—	(424,356)	—	—	—	(8,827,146)	(33,343,130)
Partners’ capital,
December 31, 2015	1,372.89	$1,122,622	22,503.69	$18,401,384	1,329.58	$1,067,693	3,493.52	$2,805,404	—	$—	78,419.57	$55,964,683	$213,734,839

Net asset value per unit at December 30, 2013		$835.24				$823.45				$756.03

Net asset value per unit at December 30, 2014		$913.24				$898.69				$812.47

Net asset value per unit at December 30, 2015		$817.71				$803.03				$713.66

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 9, LLC (“GP 9”)   GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)   GP 6, LLC (“GP 6”)   GP 11, LLC (“GP 11”)   GP 17, LLC (“GP 17”)

GP 4, LLC (“GP 4”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)   GP 18, LLC (“GP 18”)

There were no assets allocated to GP 3, GP 6, and GP 15 as of December 31, 2015. There were no assets allocated to GP 3, GP 5, GP 6, and GP 15 as of December 31, 2014.

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

The Partnership’s significant accounting policies are as follows:

Accounting Principles: Pursuant to rules and regulations of the SEC, audited consolidated financial statements of the Partnership are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The Partnership is an investment company and follows accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services – Investment Companies.

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

Commissions: Commissions and other trading fees are expensed when contracts are opened and closed, and are reflected separately in the consolidated statement of operations.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed.  As of December 31, 2015, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2012.

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At December 31, 2015 and 2014, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Swap contracts: Certain Trading Companies of the Partnership strategically allocate a portion or all of their assets to total return swaps selected at the direction of the General Partner. A swap is a bilaterally negotiated agreement between two parties to exchange cash flows based upon an asset, rate or some other reference index. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of commodities or other investments representing a particular index.  Changes in the value of the swap agreement are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. Realized

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

gains and losses from a decrease in the notional value of the swap are recognized on trade date. A liquidation payment received or made at the termination of the swap agreement will first be offset against the swap balance outstanding at the time the position is liquidated, with the remainder being recorded as a realized gain or loss in the consolidated statement of operations.  Through its Trading Companies the Partnership has entered into a total return swap with Deutsche Bank AG.  The Partnership maintains cash as collateral to secure its obligations under the swap.  As of December 31, 2015, the notional value of the swap was $20,000,000, and the cash margin balance was $4,000,000.  The swap was effective July 1, 2015 and has a term of five years.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the years ended December 31, 2015, 2014 and 2013, substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

Reclassification: Certain amounts in the 2014 consolidated financial statements have been reclassified to conform with the 2015 presentation.

Recently issued accounting pronouncements: In August 2014, the FASB issued ASU 2014-15 – Presentation of Financial Statement – Going Concern (Subtopic 205-40) containing guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures.  The guidance is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016.  The Partnership is currently evaluating the impact this pronouncement would have on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) containing guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The Partnership is currently evaluating the impact this pronouncement would have on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of Effective Date, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The amendments in ASU 2014-09 affect any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  The guidance is effective for annual reporting periods beginning after December 15, 2017.  The Partnership is currently evaluating the impact this pronouncement would have on its consolidated financial statements.

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

The Partnership values forward contracts and options on forward contracts based on the average bid and ask price of quoted forward spot prices obtained as of the last business day of the reporting period, and forward contracts and options on forward contracts are classified in Level 2 of the fair value hierarchy.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$827,595	$—	$—	$827,595
Forward currency contracts	—	(240,659)	—	(240,659)
Swap contracts	—	1,168,100	—	1,168,100
Cash and cash equivalents
Bank deposits	1,101,389	—	—	1,101,389
Foreign commercial paper	—	5,547,926	—	5,547,926
U.S. commercial paper	—	57,976,698	—	57,976,698
Securities owned
Foreign commercial paper	—	4,008,509	—	4,008,509
U.S. commercial paper	—	15,173,266	—	15,173,266
U.S. Government-sponsored
enterprises	—	82,472,451	—	82,472,451
U.S. corporate bonds	—	14,643,428	—	14,643,428
Total	$1,928,984	$180,749,719	$—	$182,678,703

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 11. See the consolidated condensed schedule of investments for detail by sector.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. Government securities	$—	$12,395,634	$—	12,395,634
U.S. and foreign futures contracts	11,549,467	—	—	11,549,467
Forward currency contracts	—	(181,222)	—	(181,222)
Cash and cash equivalents
Bank deposits	6,163,896	—	—	6,163,896
Foreign commercial paper	—	18,301,948	—	18,301,948
U.S. commercial paper	—	136,220,051	—	136,220,051
Securities owned
Foreign commercial paper		2,580,625		2,580,625
U.S. commercial paper	—	8,106,663	—	8,106,663
U.S. Government-sponsored
enterprises	—	89,383,625	—	89,383,625
Foreign corporate bonds	—	1,553,227	—	1,553,227
U.S. corporate bonds	—	10,563,619	—	10,563,619
Total	$17,713,363	$278,924,170	$—	$296,637,533

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 11. See the consolidated condensed schedule of investments for detail by sector.

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no significant transfers among Levels 1, 2, and 3 during the years ended December 31, 2015 and 2014.

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

Note 4. Commodity Trading Advisors

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors or through swap transactions based on reference programs of such advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. The commodity trading advisors are Amplitude Capital International Limited (“Amplitude”), EMC Capital Advisors, LLC (“EMC”), H2O Asset Management, LLP (“H2O”), Lynx Asset Management AB (“Lynx”), Quantica Capital AG (“Quantica”), Rabar Market Research, Inc. (“Rabar”), Revolution Capital Management, LLC (“RCM”), Transtrend B.V.(“Transtrend”), and Winton Capital Management Limited (“Winton”) (collectively, the “Advisors”). The Advisors are paid a consulting fee, either monthly or quarterly, directly or through swap transactions, ranging from 0 percent to 2 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee, directly or through swap transactions, ranging from 20 percent to 24.5 percent of the new trading profits on the allocated net assets of the Advisor.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amount of $13,588,815,  $18,296,608 and $31,293,188 for the years ended December 31, 2015, 2014 and 2013, respectively, is shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $770,629,  $1,031,123 and $1,614,953 for the years ended December 31, 2015, 2014 and 2013, respectively, are shown on the consolidated statement of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $666,353,  $888,192 and $1,392,827 for the years ended December 31, 2015, 2014 and 2013, respectively, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the general partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership.  The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period.  For the year ended December 31, 2015, EMC was paid approximately $488,900 in consulting fees and $59,800 in incentive fees.

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

Note 7. Assets and Condensed Schedule of Investments by Class of Units

The following schedules of assets by class of units and condensed schedule of investments by class of units reflect activity related to the Partnership as of December 31, 2015 and 2014.

Class A Units

Assets by Class of Units	December 31, 2015
Equity in brokers' trading accounts:
Cash	$1,995,803
Net unrealized gain (loss) on open futures contracts	42,590
Net unrealized gain (loss) on open forward currency contracts	(12,385)
Net unrealized gain (loss) on open swap contracts	60,114
Total equity in brokers' trading accounts	2,086,122

Cash and cash equivalents	3,325,820
Securities owned, at fair value (cost $5,969,758)	5,985,021
Interest receivable	707
Total assets	$11,397,670

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Class A Units at December 31, 2015

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(9,573)	(0.09)%	$33,988	0.31%	$24,415	0.22%
Currencies	$5,032	0.05%	$51,471	0.46%	$56,503	0.51%
Energy	$615	0.01%	$(11,715)	(0.11)%	$(11,100)	(0.10)%
Interest rates	$(20,996)	(0.19)%	$4,046	0.04%	$(16,950)	(0.15)%
Meats	$(44)	0.00%	$(7,554)	(0.07)%	$(7,598)	(0.07)%
Metals	$(1,513)	(0.01)%	$8,051	0.07%	$6,538	0.06%
Soft commodities	$(2,480)	(0.02)%	$(6,664)	(0.06)%	$(9,144)	(0.08)%
Stock indices and single stock futures	$(3,591)	(0.03)%	$(2,212)	(0.02)%	$(5,803)	(0.05)%
Total U.S. Futures Positions	$(32,550)		$69,411		$36,861

Foreign Futures Positions:
Agriculturals	$1,514	0.01%	$659	0.01%	$2,173	0.02%
Energy	$—	0.00%	$53,620	0.49%	$53,620	0.49%
Interest rates	$(42,589)	(0.39)%	$(5,592)	(0.05)%	$(48,181)	(0.44)%
Metals	$(5,709)	(0.05)%	$14,288	0.13%	$8,579	0.08%
Soft commodities	$8	0.00%	$263	0.00%	$271	0.00%
Stock indices	$(554)	(0.01)%	$(10,179)	(0.09)%	$(10,733)	(0.10)%
Total Foreign Futures Positions	$(47,330)		$53,059		$5,729
Total Futures Contracts	$(79,880)	(0.73)%	$122,470	1.12%	$42,590	0.39%

Forward Contracts *
Currencies	$393	0.00%	$(12,778)	(0.12)%	$(12,385)	(0.12)%

Swap Contracts
Deutsche Bank total return swap, Termination date July 1, 2020	$60,114	0.55%	$—	0.00%	$60,114	0.55%

Total Futures, Forward and
Swap Contracts	$(19,373)	(0.18)%	$109,692	1.00%	$90,319	0.82%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class A Units at December 31, 2015

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,981,324	4/20/2018-11/16/2018	Federal Farm Credit Banks, 1.1-1.4%	$1,986,737	18.06%
$2,250,732	3/29/2018-12/28/2018	Federal Home Loan Banks, 1.1-1.5%	2,257,539	20.53%
	Total U.S. Government-sponsored enterprises (cost of $4,232,451)		$4,244,276	38.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$102,926	2/1/2018	Wachovia Corp, 1.7%	$113,817	1.03%
$632,171	9/21/2016-2/16/2018	Others, 1.2-1.8% **	639,777	5.82%
	Total U.S. Corporate bonds (cost of $751,347)		$753,594	6.85%

Commercial paper

Face Value	Maturity Dates	Description	Fair Value	Percent of Partners' Capital (net asset value)

Foreign Commercial paper
$206,366	1/5/2016-2/1/2016	Foreign commercial paper, 0.5-0.8% **	$206,290	1.87%
U.S. Commercial paper
$205,852	1/13/2016	National Grid PLC, 0.5%	$205,817	1.87%
$575,356	1/4/2016-3/18/2016	Others, 0.4-0.9% **	575,044	5.23%
		Total U.S. Commercial paper	780,861	7.10%

	Total Commercial paper (cost of $985,960)		$987,151	8.97%

Total securities owned by Class A Units at December 31, 2015	$5,985,021	54.41%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class B Units

Assets by Class of Units	December 31, 2015
Equity in brokers' trading accounts:
Cash	$21,921,928
Net unrealized gain (loss) on open futures contracts	467,814
Net unrealized gain (loss) on open forward currency contracts	(136,037)
Net unrealized gain (loss) on open swap contracts	660,292
Total equity in brokers' trading accounts	22,913,997

Cash and cash equivalents	36,530,848
Securities owned, at fair value (cost $65,571,910)	65,739,557
Interest receivable	7,765
Total assets	$125,192,167

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Class B Units at December 31, 2015

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(105,151)	(0.09)%	$373,322	0.31%	$268,171	0.22%
Currencies	$55,267	0.05%	$565,359	0.46%	$620,626	0.51%
Energy	$6,759	0.01%	$(128,681)	(0.11)%	$(121,922)	(0.10)%
Interest rates	$(230,606)	(0.19)%	$44,439	0.04%	$(186,167)	(0.15)%
Meats	$(486)	0.00%	$(82,973)	(0.07)%	$(83,459)	(0.07)%
Metals	$(16,619)	(0.01)%	$88,432	0.07%	$71,813	0.06%
Soft commodities	$(27,235)	(0.02)%	$(73,194)	(0.06)%	$(100,429)	(0.08)%
Stock indices and single stock futures	$(39,439)	(0.03)%	$(24,299)	(0.02)%	$(63,738)	(0.05)%
Total U.S. Futures Positions	$(357,510)		$762,405		$404,895

Foreign Futures Positions:
Agriculturals	$16,633	0.01%	$7,235	0.01%	$23,868	0.02%
Energy	$—	0.00%	$588,958	0.49%	$588,958	0.49%
Interest rates	$(467,797)	(0.39)%	$(61,426)	(0.05)%	$(529,223)	(0.44)%
Metals	$(62,710)	(0.05)%	$156,942	0.13%	$94,232	0.08%
Soft commodities	$91	0.00%	$2,885	0.00%	$2,976	0.00%
Stock indices	$(6,089)	(0.01)%	$(111,803)	(0.09)%	$(117,892)	(0.10)%
Total Foreign Futures Positions	$(519,872)		$582,791		$62,919
Total Futures Contracts	$(877,382)	(0.73)%	$1,345,196	1.12%	$467,814	0.39%

Forward Contracts *
Currencies	$4,320	0.00%	$(140,357)	(0.12)%	$(136,037)	(0.12)%

Swap Contracts
Deutsche Bank total return swap, Termination date July 1, 2020	$660,292	0.55%	$—	0.00%	$660,292	0.55%

Total Futures, Forward and
Swap Contracts	$(212,770)	(0.18)%	$1,204,839	1.00%	$992,069	0.82%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class B Units at December 31, 2015

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$21,762,889	4/20/2018-11/16/2018	Federal Farm Credit Banks, 1.1-1.4%	$21,822,344	18.06%
$24,722,077	3/29/2018-12/28/2018	Federal Home Loan Banks, 1.1-1.5%	24,796,846	20.53%
	Total U.S. Government-sponsored enterprises (cost of $46,489,302)		$46,619,190	38.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,130,540	2/1/2018	Wachovia Corp, 1.7%	$1,250,170	1.03%
$6,943,775	9/21/2016-2/16/2018	Others, 1.2-1.8% **	7,027,318	5.82%
	Total U.S. corporate bonds (cost of $8,252,808)		$8,277,488	6.85%

Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
Foreign Commercial paper
$2,266,732	1/5/2016-2/1/2016	Foreign commercial paper, 0.5-0.8% **	$2,265,889	1.87%
U.S. Commercial paper
$2,261,079	1/13/2016	National Grid PLC, 0.5%	$2,260,695	1.87%
$6,319,717	1/4/2016-3/18/2016	Others, 0.4-0.9% **	6,316,295	5.23%
		Total U.S. Commercial paper	8,576,990	7.10%

	Total Commercial paper (cost of $10,829,800)		$10,842,879	8.97%

Total securities owned by Class B Units at December 31, 2015	$65,739,557	54.41%

**No individual position constituted greater than 1 percent of partners' capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 1 Class Units

Assets by Class of Units	December 31, 2015
Equity in brokers' trading accounts:
Cash	$347,573
Net unrealized gain (loss) on open futures contracts	7,417
Net unrealized gain (loss) on open forward currency contracts	(2,157)
Net unrealized gain (loss) on open swap contracts	10,469
Total equity in brokers' trading accounts	363,302

Cash and cash equivalents	579,197
Securities owned, at fair value (cost $1,039,644)	1,042,301
Interest receivable	123
Total assets	$1,984,923

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Legacy 1 Class Units at December 31, 2015

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(1,667)	(0.09)%	$5,919	0.31%	$4,252	0.22%
Currencies	$876	0.05%	$8,964	0.46%	$9,840	0.51%
Energy	$107	0.01%	$(2,040)	(0.11)%	$(1,933)	(0.10)%
Interest rates	$(3,656)	(0.19)%	$705	0.04%	$(2,951)	(0.15)%
Meats	$(8)	0.00%	$(1,316)	(0.07)%	$(1,324)	(0.07)%
Metals	$(263)	(0.01)%	$1,402	0.07%	$1,139	0.06%
Soft commodities	$(432)	(0.02)%	$(1,160)	(0.06)%	$(1,592)	(0.08)%
Stock indices and single stock futures	$(625)	(0.03)%	$(385)	(0.02)%	$(1,010)	(0.05)%
Total U.S. Futures Positions	$(5,668)		$12,089		$6,421

Foreign Futures Positions:
Agriculturals	$264	0.01%	$115	0.01%	$379	0.02%
Energy	$—	0.00%	$9,338	0.49%	$9,338	0.49%
Interest rates	$(7,417)	(0.39)%	$(974)	(0.05)%	$(8,391)	(0.44)%
Metals	$(994)	(0.05)%	$2,487	0.13%	$1,493	0.08%
Soft commodities	$1	0.00%	$46	0.00%	$47	0.00%
Stock indices	$(97)	(0.01)%	$(1,773)	(0.09)%	$(1,870)	(0.10)%
Total Foreign Futures Positions	$(8,243)		$9,239		$996
Total Futures Contracts	$(13,911)	(0.73)%	$21,328	1.12%	$7,417	0.39%

Forward Contracts *
Currencies	$68	0.00%	$(2,225)	(0.12)%	$(2,157)	(0.12)%

Swap Contracts *
Deutsche Bank total return swap, Termination date July 1, 2020	$10,469	0.55%	$—	0.00%	$10,469	0.55%

Total Futures, Forward and
Swap Contracts	$(3,374)	(0.18)%	$19,103	1.00%	$15,729	0.82%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 1 Class Units at December 31, 2015

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$345,051	4/20/2018-11/16/2018	Federal Farm Credit Banks, 1.1-1.4%	$345,994	18.06%
$391,969	3/29/2018-12/28/2018	Federal Home Loan Banks, 1.1-1.5%	393,154	20.53%
	Total U.S. Government-sponsored enterprises (cost of $737,089)		$739,148	38.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$17,925	2/1/2018	Wachovia Corp, 1.7%	$19,821	1.03%
$110,094	9/21/2016-2/16/2018	Others, 1.2-1.8% **	111,418	5.82%
	Total U.S. corporate bonds (cost of $130,848)		$131,239	6.85%

Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
Foreign Commercial paper
$35,939	1/5/2016-2/1/2016	Foreign commercial paper, 0.5-0.8% **	$35,926	1.87%
U.S. Commercial paper
$35,849	1/13/2016	National Grid PLC, 0.5%	35,843	1.87%
$100,199	1/4/2016-3/18/2016	Others, 0.4-0.9% **	100,145	5.23%
		Total U.S. Commercial paper	135,988	7.10%
	Total Commercial paper (cost of $171,707)

Total securities owned by Legacy 1 Class Units at December 31, 2015	$1,042,301	54.41%

** No individual position constituted greater than 1 percent of partners' capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 2 Class Units

Assets by Class of Units	December 31, 2015
Equity in brokers' trading accounts:
Cash	$116,161
Net unrealized gain (loss) on open futures contracts	2,479
Net unrealized gain (loss) on open forward currency contracts	(721)
Net unrealized gain (loss) on open swap contracts	3,499
Total equity in brokers' trading accounts	121,418

Cash and cash equivalents	193,572
Securities owned, at fair value (cost $347,456)	348,345
Interest receivable	41
Total assets	$663,376

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Legacy 2 Class Units at December 31, 2015

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(558)	(0.09)%	$1,978	0.31%	$1,420	0.22%
Currencies	$293	0.05%	$2,996	0.46%	$3,289	0.51%
Energy	$36	0.01%	$(682)	(0.11)%	$(646)	(0.10)%
Interest rates	$(1,222)	(0.19)%	$235	0.04%	$(987)	(0.15)%
Meats	$(3)	0.00%	$(440)	(0.07)%	$(443)	(0.07)%
Metals	$(88)	(0.01)%	$469	0.07%	$381	0.06%
Soft commodities	$(144)	(0.02)%	$(388)	(0.06)%	$(532)	(0.08)%
Stock indices and single stock futures	$(209)	(0.03)%	$(129)	(0.02)%	$(338)	(0.05)%
Total U.S. Futures Positions	$(1,895)		$4,039		$2,144

Foreign Futures Positions:
Agriculturals	$88	0.01%	$38	0.01%	$126	0.02%
Energy	$—	0.00%	$3,121	0.49%	$3,121	0.49%
Interest rates	$(2,478)	(0.39)%	$(325)	(0.05)%	$(2,803)	(0.44)%
Metals	$(332)	(0.05)%	$832	0.13%	$500	0.08%
Soft commodities	$—	0.00%	$15	0.00%	$15	0.00%
Stock indices	$(32)	(0.01)%	$(592)	(0.09)%	$(624)	(0.10)%
Total Foreign Futures Positions	$(2,754)		$3,089		$335
Total Futures Contracts	$(4,649)	(0.73)%	$7,128	1.12%	$2,479	0.39%

Forward Contracts *
Currencies	$23	0.00%	$(744)	(0.12)%	$(721)	(0.12)%

Swap Contracts *
Deutsche Bank total return swap, Termination date July 1, 2020	$3,499	0.55%	$—	0.00%	$3,499	0.55%

Total Futures, Forward and
Swap Contracts	$(1,127)	(0.18)%	$6,384	1.00%	$5,257	0.82%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 2 Class Units at December 31, 2015

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$115,319	4/20/2018-11/16/2018	Federal Farm Credit Banks, 1.1-1.4%	$115,634	18.06%
$130,999	3/29/2018-12/28/2018	Federal Home Loan Banks, 1.1-1.5%	131,395	20.53%
	Total U.S. Government-sponsored enterprises (cost of $246,340)		$247,029	38.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$5,991	2/1/2018	Wachovia Corp, 1.7%	$6,624	1.03%
$36,794	9/21/2016-2/16/2018	Others, 1.2-1.8% **	37,237	5.82%
	Total U.S. corporate bonds, (cost of $43,730)		$43,861	6.85%

Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
Foreign Commercial paper
$12,011	1/5/2016-2/1/2016	Foreign commercial paper, 0.5-0.8% **	$12,007	1.87%
U.S. Commercial paper
$11,981	1/13/2016	National Grid PLC, 0.5%	11,979	1.87%
$33,487	1/4/2016-3/18/2016	Others, 0.4-0.9% **	33,469	5.23%
		Total U.S. Commercial paper	45,448	7.10%
	Total Commercial paper, (cost of $57,386)		$57,455	8.97%

Total securities owned by Legacy 2 Class Units at December 31, 2015	$348,345	54.41%

** No individual position constituted greater than 1 percent of partners' capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 1 Class Units

Assets by Class of Units	December 31, 2015
Equity in brokers' trading accounts:
Cash	$3,542,555
Net unrealized gain (loss) on open futures contracts	75,598
Net unrealized gain (loss) on open forward currency contracts	(21,983)
Net unrealized gain (loss) on open swap contracts	106,702
Total equity in brokers' trading accounts	3,702,872

Cash and cash equivalents	5,903,337
Securities owned, at fair value (cost $10,596,334)	10,623,425
Interest receivable	1,255
Total assets	$20,230,889

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 1 Class Units at December 31, 2015

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(16,992)	(0.09)%	$60,328	0.31%	$43,336	0.22%
Currencies	$8,931	0.05%	$91,361	0.46%	$100,292	0.51%
Energy	$1,092	0.01%	$(20,795)	(0.11)%	$(19,703)	(0.10)%
Interest rates	$(37,265)	(0.19)%	$7,182	0.04%	$(30,083)	(0.15)%
Meats	$(79)	0.00%	$(13,408)	(0.07)%	$(13,487)	(0.07)%
Metals	$(2,686)	(0.01)%	$14,290	0.07%	$11,604	0.06%
Soft commodities	$(4,401)	(0.02)%	$(11,828)	(0.06)%	$(16,229)	(0.08)%
Stock indices and single stock futures	$(6,373)	(0.03)%	$(3,927)	(0.02)%	$(10,300)	(0.05)%
Total U.S. Futures Positions	$(57,773)		$123,203		$65,430

Foreign Futures Positions:
Agriculturals	$2,688	0.01%	$1,169	0.01%	$3,857	0.02%
Energy	$—	0.00%	$95,175	0.49%	$95,175	0.49%
Interest rates	$(75,595)	(0.39)%	$(9,926)	(0.05)%	$(85,521)	(0.44)%
Metals	$(10,134)	(0.05)%	$25,361	0.13%	$15,227	0.08%
Soft commodities	$15	0.00%	$466	0.00%	$481	0.00%
Stock indices	$(984)	(0.01)%	$(18,067)	(0.09)%	$(19,051)	(0.10)%
Total Foreign Futures Positions	$(84,010)		$94,178		$10,168
Total Futures Contracts	$(141,783)	(0.73)%	$217,381	1.12%	$75,598	0.39%

Forward Contracts *
Currencies	$699	0.00%	$(22,682)	(0.12)%	$(21,983)	(0.12)%

Swap Contracts *
Deutsche Bank total return swap, Termination date July 1, 2020	$106,702	0.55%	$—	0.00%	$106,702	0.55%

Total Futures, Forward and
Swap Contracts	$(34,382)	(0.18)%	$194,699	1.00%	$160,317	0.82%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 1 Class Units at December 31, 2015

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$3,516,854	4/20/2018-11/16/2018	Federal Farm Credit Banks, 1.1-1.4%	$3,526,462	18.06%
$3,995,055	3/29/2018-12/28/2018	Federal Home Loan Banks, 1.1-1.5%	4,007,137	20.53%
	Total U.S. Government-sponsored enterprises (cost of $7,512,610)		$7,533,599	38.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$182,694	2/1/2018	Wachovia Corp, 1.7%	$202,026	1.03%
$1,122,105	9/21/2016-2/16/2018	Others, 1.2-1.8% **	1,135,605	5.82%
	Total Corporate bonds, (cost of $1,333,643)		$1,337,631	6.85%

Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
Foreign Commercial paper
$366,301	1/5/2016-2/1/2016	Foreign commercial paper, 0.5-0.8% **	$366,165	1.87%
U.S. Commercial paper
$365,387	1/13/2016	National Grid PLC, 0.5%	365,325	1.87%
$1,021,258	1/4/2016-3/18/2016	Others, 0.4-0.9% **	1,020,705	5.23%
		Total U.S. Commercial paper	1,386,030	7.10%

	Total Commercial paper (cost of $1,750,081)		$1,752,195	8.97%

Total securities owned by Global 1 Class Units at December 31, 2015	$10,623,425	54.41%

** No individual position constituted greater than 1 percent of partners' capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 2 Class Units

Assets by Class of Units	December 31, 2015
Equity in brokers' trading accounts:
Cash	$702,758
Net unrealized gain (loss) on open futures contracts	14,997
Net unrealized gain (loss) on open forward currency contracts	(4,361)
Net unrealized gain (loss) on open swap contracts	21,167
Total equity in brokers' trading accounts	734,561

Cash and cash equivalents	1,171,081
Securities owned, at fair value (cost $2,102,059)	2,107,434
Interest receivable	249
Total assets	$4,013,325

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 2 Class Units at December 31, 2015

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(3,371)	(0.09)%	$11,968	0.31%	$8,597	0.22%
Currencies	$1,772	0.05%	$18,124	0.46%	$19,896	0.51%
Energy	$217	0.01%	$(4,125)	(0.11)%	$(3,908)	(0.10)%
Interest rates	$(7,393)	(0.19)%	$1,425	0.04%	$(5,968)	(0.15)%
Meats	$(16)	0.00%	$(2,660)	(0.07)%	$(2,676)	(0.07)%
Metals	$(533)	(0.01)%	$2,835	0.07%	$2,302	0.06%
Soft commodities	$(873)	(0.02)%	$(2,346)	(0.06)%	$(3,219)	(0.08)%
Stock indices and single stock futures	$(1,264)	(0.03)%	$(779)	(0.02)%	$(2,043)	(0.05)%
Total U.S. Futures Positions	$(11,461)		$24,442		$12,981

Foreign Futures Positions:
Agriculturals	$533	0.01%	$232	0.01%	$765	0.02%
Energy	$—	0.00%	$18,880	0.49%	$18,880	0.49%
Interest rates	$(14,996)	(0.39)%	$(1,970)	(0.05)%	$(16,966)	(0.44)%
Metals	$(2,010)	(0.05)%	$5,031	0.13%	$3,021	0.08%
Soft commodities	$3	0.00%	$92	0.00%	$95	0.00%
Stock indices	$(195)	(0.01)%	$(3,584)	(0.09)%	$(3,779)	(0.10)%
Total Foreign Futures Positions	$(16,665)		$18,681		$2,016
Total Futures Contracts	$(28,126)	(0.73)%	$43,123	1.12%	$14,997	0.39%

Forward Contracts *
Currencies	$138	0.00%	$(4,499)	(0.12)%	$(4,361)	(0.12)%

Swap Contracts *
Deutsche Bank total return swap, Termination date July 1, 2020	$21,167	0.55%	$—	0.00%	$21,167	0.55%

Total Futures, Forward and
Swap Contracts	$(6,821)	(0.18)%	$38,624	1.00%	$31,803	0.82%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 2 Class Units at December 31, 2015

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$697,660	4/20/2018-11/16/2018	Federal Farm Credit Banks, 1.1-1.4%	$699,566	18.06%
$792,524	3/29/2018-12/28/2018	Federal Home Loan Banks, 1.1-1.5%	794,921	20.53%
	Total U.S. Government-sponsored enterprises (cost of $1,490,322)		$1,494,487	38.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$36,242	2/1/2018	Wachovia Corp, 1.7%	$40,077	1.03%
$222,599	9/21/2016-2/16/2018	Others, 1.2-1.8% **	225,277	5.82%
	Total Corporate bonds, (cost of $264,563)		265,354	6.85%

Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
Foreign Commercial paper

$72,665	1/5/2016-2/1/2016	Foreign commercial paper, 0.5-0.8% **	$72,638	1.87%
U.S. Commercial paper
$72,484	1/13/2016	National Grid PLC, 0.5%	72,472	1.87%
$202,593	1/4/2016-3/18/2016	Others, 0.4-0.9% **	202,483	5.23%
		Total U.S. Commercial paper	274,955	7.10%

	Total Commercial paper (cost of $347,174)		$347,593	8.97%

Total securities owned by Global 2 Class Units at December 31, 2015	$2,107,434	54.41%

** No individual position constituted greater than 1 percent of partners' capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 3 Class Units

Assets by Class of Units	December 31, 2015
Equity in brokers' trading accounts:
Cash	$10,154,573
Net unrealized gain (loss) on open futures contracts	216,700
Net unrealized gain (loss) on open forward currency contracts	(63,015)
Net unrealized gain (loss) on open swap contracts	305,857
Total equity in brokers' trading accounts	10,614,115

Cash and cash equivalents	16,921,648
Securities owned, at fair value (cost $30,373,913)	30,451,571
Interest receivable	3,597
Total assets	$57,990,931

Futures, Forward and Swap Contracts owned by Global 3 Class Units at December 31, 2015

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(48,708)	(0.09)%	$172,929	0.31%	$124,221	0.22%
Currencies	$25,600	0.05%	$261,883	0.46%	$287,483	0.51%
Energy	$3,131	0.01%	$(59,607)	(0.11)%	$(56,476)	(0.10)%
Interest rates	$(106,820)	(0.19)%	$20,586	0.04%	$(86,234)	(0.15)%
Meats	$(224)	0.00%	$(38,434)	(0.07)%	$(38,658)	(0.07)%
Metals	$(7,698)	(0.01)%	$40,963	0.07%	$33,265	0.06%
Soft commodities	$(12,616)	(0.02)%	$(33,905)	(0.06)%	$(46,521)	(0.08)%
Stock indices and single stock futures	$(18,269)	(0.03)%	$(11,256)	(0.02)%	$(29,525)	(0.05)%
Total U.S. Futures Positions	$(165,604)		$353,159		$187,555

Foreign Futures Positions:
Agriculturals	$7,705	0.01%	$3,351	0.01%	$11,056	0.02%
Energy	$—	0.00%	$272,814	0.49%	$272,814	0.49%
Interest rates	$(216,690)	(0.39)%	$(28,454)	(0.05)%	$(245,144)	(0.44)%
Metals	$(29,048)	(0.05)%	$72,697	0.13%	$43,649	0.08%
Soft commodities	$43	0.00%	$1,336	0.00%	$1,379	0.00%
Stock indices	$(2,820)	(0.01)%	$(51,789)	(0.09)%	$(54,609)	(0.10)%
Total Foreign Futures Positions	$(240,810)		$269,955		$29,145
Total Futures Contracts	$(406,414)	(0.73)%	$623,114	1.12%	$216,700	0.39%

Forward Contracts *
Currencies	$2,001	0.00%	$(65,016)	(0.12)%	$(63,015)	(0.12)%

Swap Contracts *
Deutsche Bank total return swap, Termination date July 1, 2020	$305,857	0.55%	$—	0.00%	$305,857	0.55%

Total Futures, Forward and
Swap Contracts	$(98,556)	(0.18)%	$558,098	1.00%	$459,542	0.82%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 3 Class Units at December 31, 2015

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$10,080,903	4/20/2018-11/16/2018	Federal Farm Credit Banks, 1.1-1.4%	$10,108,442	18.06%
$11,451,644	3/29/2018-12/28/2018	Federal Home Loan Banks, 1.1-1.5%	11,486,280	20.53%
	Total U.S. Government-sponsored enterprises (cost of $21,534,556)		$21,594,722	38.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$523,682	2/1/2018	Wachovia Corp, 1.7%	$579,099	1.03%
$3,216,462	9/21/2016-2/16/2018	Others, 1.2-1.8% **	3,255,162	5.82%
	Total Corporate bonds, (cost of $3,822,827)		3,834,261	6.85%

Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
Foreign Commercial paper
$1,049,986	1/5/2016-2/1/2016	Foreign commercial paper, 0.5-0.8% **	$1,049,594	1.87%
U.S. Commercial paper
$1,047,368	1/13/2016	National Grid PLC, 0.5%	1,047,189	1.87%
$2,927,390	1/4/2016-3/18/2016	Others, 0.4-0.9% **	2,925,805	5.23%
		Total U.S. Commercial paper	3,972,994	7.10%

	Total Commercial paper (cost of $5,016,530) **		$5,022,588	8.97%

Total securities owned by Global 3 Class Units at December 31, 2015	$30,451,571	54.41%

** No individual position constituted greater than 1 percent of partners' capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class A Units

Assets by Class of Units	December 31, 2014
Equity in brokers' trading accounts:
Securities owned, at fair value (cost $643,941).	$644,040
Cash	822,931
Net unrealized gain (loss) on open futures contracts	600,078
Net unrealized gain (loss) on open forward currency contracts	(9,416)
Total equity in brokers' trading accounts	2,057,633

Cash and cash equivalents	8,354,809
Securities owned, at fair value (cost $5,817,022)	5,828,936
Interest receivable	1,618
Total assets	$16,242,996

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures and Forward Contracts owned by Class A Units at December 31, 2014

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(11,009)	(0.07)%	$(965)	(0.01)%	$(11,974)	(0.08)%
Currencies	$2,711	0.02%	$100,040	0.64%	$102,751	0.66%
Energy	$(16,024)	(0.10)%	$74,707	0.48%	$58,683	0.38%
Interest rates	$18,717	0.12%	$(3,042)	(0.02)%	$15,675	0.10%
Meats	$(7,071)	(0.05)%	$2,197	0.01%	$(4,874)	(0.04)%
Metals	$(1,055)	(0.01)%	$22,265	0.14%	$21,210	0.13%
Soft commodities	$(2,618)	(0.01)%	$44,197	0.28%	$41,579	0.27%
Stock indices and single stock futures	$45,391	0.29%	$(3,997)	(0.02)%	$41,394	0.27%
Total U.S. Futures Positions	$29,042		$235,402		$264,444

Foreign Futures Positions:
Agriculturals	$201	0.00%	$(50)	0.00%	$151	0.00%
Energy	$80	0.00%	$85,279	0.55%	$85,359	0.55%
Interest rates	$226,826	1.46%	$(2,048)	(0.01)%	$224,778	1.45%
Metals	$(75,327)	(0.48)%	$65,845	0.42%	$(9,482)	(0.06)%
Soft commodities	$668	0.00%	$372	0.00%	$1,040	0.00%
Stock indices	$37,840	0.24%	$(4,052)	(0.02)%	$33,788	0.22%
Total Foreign Futures Positions	$190,288		$145,346		$335,634
Total Futures Contracts	$219,330	1.41%	$380,748	2.46%	$600,078	3.87%

Forward Contracts *
Currencies	$18,550	0.12%	$(27,966)	(0.18)%	$(9,416)	(0.06)%

Total Futures and Forward Contracts	$237,880	1.53%	$352,782	2.28%	$590,662	3.81%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

U.S. Government securities in brokers' trading accounts owned by Class A Units at December 31, 2014**

				Percent of
				Partners' Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$644,266	6/18/2015	U.S. Treasury Bills, 0.10% (cost of $643,941)	$644,040	4.15%

**Pledged as collateral for the trading of futures and forward contracts.

Securities owned by Class A Units at December 31, 2014

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
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
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$80,118	2/3/2015	Foreign corporate bonds, 0.8%	$80,701	0.52%
$534,274	1/15/2015-10/1/2015	U.S. corporate bonds, 0.7-1.1%	548,854	3.54%
	Total Corporate bonds (cost of $627,486) ***		$629,555	4.06%

Commercial Paper

				Percent of
				Partners' Capital
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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class B Units

Assets by Class of Units	December 31, 2014
Equity in brokers' trading accounts:
Securities owned, at fair value (cost $6,722,434)	$6,723,466
Cash	8,591,010
Net unrealized gain (loss) on open futures contracts	6,264,502
Net unrealized gain (loss) on open forward currency contracts	(98,296)
Total equity in brokers' trading accounts	21,480,682

Cash and cash equivalents	87,220,211
Securities owned, at fair value (cost $60,726,934)	60,851,309
Interest receivable	16,886
Total assets	$169,569,088

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures and Forward Contracts owned by Class B Units at December 31, 2014

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(114,934)	(0.07)%	$(10,076)	(0.01)%	$(125,010)	(0.08)%
Currencies	$28,297	0.02%	$1,044,365	0.64%	$1,072,662	0.66%
Energy	$(167,286)	(0.10)%	$779,909	0.48%	$612,623	0.38%
Interest rates	$195,398	0.12%	$(31,759)	(0.02)%	$163,639	0.10%
Meats	$(73,821)	(0.05)%	$22,932	0.01%	$(50,889)	(0.04)%
Metals	$(11,012)	(0.01)%	$232,439	0.14%	$221,427	0.13%
Soft commodities	$(27,334)	(0.01)%	$461,400	0.28%	$434,066	0.27%
Stock indices and single stock futures	$473,864	0.29%	$(41,730)	(0.02)%	$432,134	0.27%
Total U.S. Futures Positions	$303,172		$2,457,480		$2,760,652

Foreign Futures Positions:
Agriculturals	$2,095	0.00%	$(522)	0.00%	$1,573	0.00%
Energy	$833	0.00%	$890,273	0.55%	$891,106	0.55%
Interest rates	$2,367,958	1.46%	$(21,378)	(0.01)%	$2,346,580	1.45%
Metals	$(786,379)	(0.48)%	$687,387	0.42%	$(98,992)	(0.06)%
Soft commodities	$6,976	0.00%	$3,881	0.00%	$10,857	0.00%
Stock indices	$395,032	0.24%	$(42,306)	(0.02)%	$352,726	0.22%
Total Foreign Futures Positions	$1,986,515		$1,517,335		$3,503,850
Total Futures Contracts	$2,289,687	1.41%	$3,974,815	2.46%	$6,264,502	3.87%

Forward Contracts *
Currencies	$193,652	0.12%	$(291,948)	(0.18)%	$(98,296)	(0.06)%

Total Futures and Forward Contracts	$2,483,339	1.53%	$3,682,867	2.28%	$6,166,206	3.81%

* No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

U.S. Government securities in brokers’ trading accounts owned by Class B Units at December 31, 2014**

				Percent of
				Partners' Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$6,725,834	6/18/2015	U.S. Treasury Bills, 0.10% (cost of $6,722,434)	6,723,466	4.15%

**Pledged as collateral for the trading of futures and forward contracts.

Securities owned by Class B Units at December 31, 2014

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
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
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$836,390	2/3/2015	Foreign corporate bonds, 0.8%	$842,479	0.52%
$5,577,561	1/15/2015-10/1/2015	U.S. corporate bonds, 0.7-1.1%	5,729,770	3.54%
	Total Corporate bonds (cost of $6,550,649) ***		$6,572,249	4.06%

Commercial paper

				Percent of
				Partners' Capital
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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 1 Class Units

Assets by Class of Units	December 31, 2014
Equity in brokers' trading accounts:
Securities owned, at fair value (cost $109,783)	$109,800
Cash	140,299
Net unrealized gain (loss) on open futures contracts	102,305
Net unrealized gain (loss) on open forward currency contracts	(1,605)
Total equity in brokers' trading accounts	350,799

Cash and cash equivalents	1,424,385
Securities owned, at fair value (cost $991,726)	993,756
Interest receivable	276
Total assets	$2,769,216

Futures and Forward Contracts owned by Legacy 1 Class Units at December 31, 2014

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(1,877)	(0.07)%	$(165)	(0.01)%	$(2,042)	(0.08)%
Currencies	$462	0.02%	$17,055	0.64%	$17,517	0.66%
Energy	$(2,732)	(0.10)%	$12,737	0.48%	$10,005	0.38%
Interest rates	$3,191	0.12%	$(519)	(0.02)%	$2,672	0.10%
Meats	$(1,206)	(0.05)%	$375	0.01%	$(831)	(0.04)%
Metals	$(180)	(0.01)%	$3,796	0.14%	$3,616	0.13%
Soft commodities	$(446)	(0.01)%	$7,535	0.28%	$7,089	0.27%
Stock indices and single stock futures	$7,739	0.29%	$(681)	(0.02)%	$7,058	0.27%
Total U.S. Futures Positions	$4,951		$40,133		$45,084

Foreign Futures Positions:
Agriculturals	$34	0.00%	$(9)	0.00%	$25	0.00%
Energy	$14	0.00%	$14,539	0.55%	$14,553	0.55%
Interest rates	$38,671	1.46%	$(349)	(0.01)%	$38,322	1.45%
Metals	$(12,842)	(0.48)%	$11,226	0.42%	$(1,616)	(0.06)%
Soft commodities	$114	0.00%	$63	0.00%	$177	0.00%
Stock indices	$6,451	0.24%	$(691)	(0.02)%	$5,760	0.22%
Total Foreign Futures Positions	$32,442		$24,779		$57,221
Total Futures Contracts	$37,393	1.41%	$64,912	2.46%	$102,305	3.87%

Forward Contracts *
Currencies	$3,163	0.12%	$(4,768)	(0.18)%	$(1,605)	(0.06)%

Total Futures and Forward Contracts	$40,556	1.53%	$60,144	2.28%	$100,700	3.81%

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
				Partners' Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$109,839	6/18/2015	U.S. Treasury Bills, 0.10% (cost of $109,783)	$109,800	4.15%

**Pledged as collateral for the trading of futures and forward contracts.

Securities owned by Legacy 1 Class Units at December 31, 2014

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
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
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$13,659	2/3/2015	Foreign corporate bonds, 0.8%	$13,758	0.52%
$91,087	1/15/2015-10/1/2015	U.S. corporate bonds, 0.7-1.1%	93,572	3.54%
	Total Corporate bonds (cost of $106,978) ***		$107,330	4.06%

Commercial paper

				Percent of
				Partners' Capital
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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 2 Class Units

Assets by Class of Units	December 31, 2014
Equity in brokers' trading accounts:
Securities owned, at fair value (cost $37,730)	$37,735
Cash	48,217
Net unrealized gain (loss) on open futures contracts	35,163
Net unrealized gain (loss) on open forward currency contracts	(552)
Total equity in brokers' trading accounts	120,563

Cash and cash equivalents	489,524
Securities owned, at fair value (cost $340,831)	341,528
Interest receivable	95
Total assets	$951,710

Futures and Forward Contracts owned by Legacy 2 Class Units at December 31, 2014

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(645)	(0.07)%	$(57)	(0.01)%	$(702)	(0.08)%
Currencies	$159	0.02%	$5,862	0.64%	$6,021	0.66%
Energy	$(939)	(0.10)%	$4,377	0.48%	$3,438	0.38%
Interest rates	$1,097	0.12%	$(178)	(0.02)%	$919	0.10%
Meats	$(414)	(0.05)%	$129	0.01%	$(285)	(0.04)%
Metals	$(62)	(0.01)%	$1,305	0.14%	$1,243	0.13%
Soft commodities	$(153)	(0.01)%	$2,590	0.28%	$2,437	0.27%
Stock indices and single stock futures	$2,660	0.29%	$(234)	(0.02)%	$2,426	0.27%
Total U.S. Futures Positions	$1,703		$13,794		$15,497

Foreign Futures Positions:
Agriculturals	$12	0.00%	$(3)	0.00%	$9	0.00%
Energy	$5	0.00%	$4,997	0.55%	$5,002	0.55%
Interest rates	$13,290	1.46%	$(120)	(0.01)%	$13,170	1.45%
Metals	$(4,414)	(0.48)%	$3,858	0.42%	$(556)	(0.06)%
Soft commodities	$39	0.00%	$22	0.00%	$61	0.00%
Stock indices	$2,217	0.24%	$(237)	(0.02)%	$1,980	0.22%
Total Foreign Futures Positions	$11,149		$8,517		$19,666
Total Futures Contracts	$12,852	1.41%	$22,311	2.46%	$35,163	3.87%

Forward Contracts *
Currencies	$1,087	0.12%	$(1,639)	(0.18)	$(552)	(0.06)%

Total Futures and Forward Contracts	$13,939	1.53%	$20,672	2.28%	$34,611	3.81%

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
				Partners' Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$37,749	6/18/2015	U.S. Treasury Bills, 0.10% (cost of $37,730)	$37,735	4.15%

**Pledged as collateral for the trading of futures and forward contracts.

Securities owned by Legacy 2 Class Units at December 31, 2014

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
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
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$4,694	2/3/2015	Foreign corporate bonds, 0.8%	$4,728	0.52%
$31,304	1/15/2015-10/1/2015	U.S. corporate bonds, 0.7-1.1%	32,158	3.54%
	Total Corporate bonds (cost of $36,766) ***		$36,886	4.06%

Commercial paper

				Percent of
				Partners' Capital
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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 1 Class Units

Assets by Class of Units	December 31, 2014
Equity in brokers' trading accounts:
Securities owned, at fair value (cost $401,108)	$401,170
Cash	512,601
Net unrealized gain (loss) on open futures contracts	373,783
Net unrealized gain (loss) on open forward currency contracts	(5,865)
Total equity in brokers' trading accounts	1,281,689

Cash and cash equivalents	5,204,179
Securities owned, at fair value (cost $3,623,402)	3,630,823
Interest receivable	1,008
Total assets	$10,117,699

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures and Forward Contracts owned by Global 1 Class Units at December 31, 2014

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(6,858)	(0.07)%	$(601)	(0.01)%	$(7,459)	(0.08)%
Currencies	$1,688	0.02%	$62,314	0.64%	$64,002	0.66%
Energy	$(9,981)	(0.10)%	$46,535	0.48%	$36,554	0.38%
Interest rates	$11,659	0.12%	$(1,895)	(0.02)%	$9,764	0.10%
Meats	$(4,405)	(0.05)%	$1,368	0.01%	$(3,037)	(0.04)%
Metals	$(657)	(0.01)%	$13,869	0.14%	$13,212	0.13%
Soft commodities	$(1,631)	(0.01)%	$27,530	0.28%	$25,899	0.27%
Stock indices and single stock futures	$28,274	0.29%	$(2,490)	(0.02)%	$25,784	0.27%
Total U.S. Futures Positions	$18,089		$146,630		$164,719

Foreign Futures Positions:
Agriculturals	$125	0.00%	$(31)	0.00%	$94	0.00%
Energy	$50	0.00%	$53,120	0.55%	$53,170	0.55%
Interest rates	$141,289	1.46%	$(1,276)	(0.01)%	$140,013	1.45%
Metals	$(46,921)	(0.48)%	$41,014	0.42%	$(5,907)	(0.06)%
Soft commodities	$416	0.00%	$232	0.00%	$648	0.00%
Stock indices	$23,570	0.24%	$(2,524)	(0.02)%	$21,046	0.22%
Total Foreign Futures Positions	$118,529		$90,535		$209,064
Total Futures Contracts	$136,618	1.41%	$237,165	2.46%	$373,783	3.87%

Forward Contracts *
Currencies	$11,555	0.12%	$(17,420)	(0.18)%	$(5,865)	(0.06)%

Total Futures and Forward Contracts	$148,173	1.53%	$219,745	2.28%	$367,918	3.81%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

U.S. Government securities in brokers’ trading accounts owned by Global 1 Class Units at December 31, 2014**

				Percent of
				Partners' Capital
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
				Partners' Capital
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
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$49,905	2/3/2015	Foreign corporate bonds, 0.8%	$50,268	0.52%
$332,797	1/15/2015-10/1/2015	U.S. corporate bonds, 0.7-1.1%	341,879	3.54%
	Total Corporate bonds (cost of $390,858) ***		$392,147	4.06%

Commercial paper

				Percent of
				Partners' Capital
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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 2 Class Units

Assets by Class of Units	December 31, 2014
Equity in brokers' trading accounts:
Securities owned, at fair value (cost $243,500)	$243,537
Cash	311,183
Net unrealized gain (loss) on open futures contracts	226,914
Net unrealized gain (loss) on open forward currency contracts	(3,561)
Total equity in brokers' trading accounts	778,073

Cash and cash equivalents	3,159,285
Securities owned, at fair value (cost $2,199,646)	2,204,153
Interest receivable	612
Total assets	$6,142,123

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures and Forward Contracts owned by Global 2 Class Units at December 31, 2014

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(4,163)	(0.07)%	$(365)	(0.01)%	$(4,528)	(0.08)%
Currencies	$1,025	0.02%	$37,829	0.64%	$38,854	0.66%
Energy	$(6,059)	(0.10)%	$28,250	0.48%	$22,191	0.38%
Interest rates	$7,078	0.12%	$(1,150)	(0.02)%	$5,928	0.10%
Meats	$(2,674)	(0.05)%	$831	0.01%	$(1,843)	(0.04)%
Metals	$(399)	(0.01)%	$8,419	0.14%	$8,020	0.13%
Soft commodities	$(990)	(0.01)%	$16,713	0.28%	$15,723	0.27%
Stock indices and single stock futures	$17,164	0.29%	$(1,512)	(0.02)%	$15,652	0.27%
Total U.S. Futures Positions	$10,982		$89,015		$99,997

Foreign Futures Positions:
Agriculturals	$76	0.00%	$(19)	0.00%	$57	0.00%
Energy	$30	0.00%	$32,247	0.55%	$32,277	0.55%
Interest rates	$85,772	1.46%	$(774)	(0.01)%	$84,998	1.45%
Metals	$(28,484)	(0.48)%	$24,898	0.42%	$(3,586)	(0.06)%
Soft commodities	$253	0.00%	$141	0.00%	$394	0.00%
Stock indices	$14,309	0.24%	$(1,532)	(0.02)%	$12,777	0.22%
Total Foreign Futures Positions	$71,956		$54,961		$126,917
Total Futures Contracts	$82,938	1.41%	$143,976	2.46%	$226,914	3.87%

Forward Contracts *
Currencies	$7,014	0.12%	$(10,575)	(0.18)%	$(3,561)	(0.06)%

Total Futures and Forward Contracts	$89,952	1.53%	$133,401	2.28%	$223,353	3.81%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

U.S. Government securities in brokers’ trading accounts owned by Global 2 Class Units at December 31, 2014**

				Percent of
				Partners' Capital
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
				Partners' Capital
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
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$30,296	2/3/2015	Foreign corporate bonds, 0.8%	$30,516	0.52%
$202,030	1/15/2015-10/1/2015	U.S. corporate bonds, 0.7-1.1%	207,543	3.54%
	Total Corporate bonds (cost of $237,277) ***		$238,059	4.06%

Commercial paper

				Percent of
				Partners' Capital
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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 3 Class Units

Assets by Class of Units	December 31, 2014
Equity in brokers' trading accounts:
Securities owned, at fair value (cost $4,235,235)	$4,235,886
Cash	5,412,468
Net unrealized gain (loss) on open futures contracts	3,946,722
Net unrealized gain (loss) on open forward currency contracts	(61,927)
Total equity in brokers' trading accounts	13,533,149

Cash and cash equivalents	54,950,063
Securities owned, at fair value (cost $38,258,894)	38,337,254
Interest receivable	10,637
Total assets	$106,831,103

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures and Forward Contracts owned by Global 3 Class Units at December 31, 2014

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(72,410)	(0.07)%	$(6,348)	(0.01)%	$(78,758)	(0.08)%
Currencies	$17,827	0.02%	$657,966	0.64%	$675,793	0.66%
Energy	$(105,394)	(0.10)%	$491,355	0.48%	$385,961	0.38%
Interest rates	$123,103	0.12%	$(20,010)	(0.02)%	$103,093	0.10%
Meats	$(46,509)	(0.05)%	$14,447	0.01%	$(32,062)	(0.04)%
Metals	$(6,938)	(0.01)%	$146,441	0.14%	$139,503	0.13%
Soft commodities	$(17,222)	(0.01)%	$290,689	0.28%	$273,467	0.27%
Stock indices and single stock futures	$298,541	0.29%	$(26,291)	(0.02)%	$272,250	0.27%
Total U.S. Futures Positions	$190,998		$1,548,249		$1,739,247

Foreign Futures Positions:
Agriculturals	$1,319	0.00%	$(328)	0.00%	$991	0.00%
Energy	$524	0.00%	$560,885	0.55%	$561,409	0.55%
Interest rates	$1,491,850	1.46%	$(13,469)	(0.01)%	$1,478,381	1.45%
Metals	$(495,431)	(0.48)%	$433,064	0.42%	$(62,367)	(0.06)%
Soft commodities	$4,395	0.00%	$2,444	0.00%	$6,839	0.00%
Stock indices	$248,877	0.24%	$(26,655)	(0.02)%	$222,222	0.22%
Total Foreign Futures Positions	$1,251,534		$955,941		$2,207,475
Total Futures Contracts	$1,442,532	1.41%	$2,504,190	2.46%	$3,946,722	3.87%

Forward Contracts *
Currencies	$122,004	0.12%	$(183,931)	(0.18)%	$(61,927)	(0.06)%

Total Futures and Forward Contracts	$1,564,536	1.53%	$2,320,259	2.28%	$3,884,795	3.81%

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
				Partners' Capital
Face Value	Maturity Date	Description	Fair Value	(net asset value)
$4,237,378	6/18/2015	U.S. Treasury Bills, 0.10% (cost of $4,235,235)	$4,235,886	4.15%

**Pledged as collateral for the trading of futures and forward contracts.

Securities owned by Global 3 Class Units at December 31, 2014

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
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
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$526,938	2/3/2015	Foreign corporate bonds, 0.8%	$530,777	0.52%
$3,513,947	1/15/2015-10/1/2015	U.S. corporate bonds, 0.7-1.1%	3,609,843	3.54%
	Total Corporate bonds (cost of $4,127,008) ***		$4,140,620	4.06%

Commercial paper

				Percent of
				Partners' Capital
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

	2015	2014	2013

Total return – Class A Units	(12.41)%	6.66%	(3.84)%
Total return – Class B Units	(12.97)%	6.07%	(4.44)%
Total return – Legacy 1 Class Units	(10.44)%	8.64%	(1.75)%
Total return – Legacy 2 Class Units	(10.66)%	8.55%	(1.95)%
Total return – Global 1 Class Units	(10.46)%	9.34%	(1.22)%
Total return – Global 2 Class Units	(10.64)%	9.14%	(1.44)%
Total return – Global 3 Class Units	(12.16)%	7.46%	(3.06)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees	5.71%	5.82%	6.29%
Incentive fees	0.97%	2.33%	0.28%
Total expenses	6.68%	8.15%	6.57%
Net investment loss (1)	(5.22)%	(5.51)%	(6.05)%

(1)	Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Limited Partners for the years ended December 31, 2015, 2014 and 2013.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The following per unit performance calculations reflect activity related to the Partnership.

	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):

Net asset value per unit at December 31,2012	$1,216.37	$1,024.97	$876.10	$864.60	$845.52	$835.49	$779.90
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	30.09	25.15	21.46	21.71	20.77	20.73	19.29
Expenses net of interest income*	(76.80)	(70.70)	(36.80)	(38.55)	(31.05)	(32.77)	(43.16)
Total income (loss) from operations	(46.71)	(45.55)	(15.34)	(16.84)	(10.28)	(12.04)	(23.87)
Net asset value per unit at December 31, 2013	1,169.66	979.42	860.76	847.76	835.24	823.45	756.03
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	168.43	140.66	125.72	115.14	126.11	117.18	110.61
Expenses net of interest income*	(90.52)	(81.24)	(51.33)	(42.64)	(48.11)	(41.94)	(54.17)
Total income (loss) from operations	77.91	59.42	74.39	72.50	78.00	75.24	56.44
Net asset value per unit at December 31, 2014	1,247.57	1,038.84	935.15	920.26	913.24	898.69	812.47
Income (loss) from operations
Net realized and change in unrealized
gain (loss) from trading	(79.24)	(65.62)	(60.34)	(58.85)	(65.63)	(62.29)	(54.70)
Expenses net of interest income*	(75.53)	(69.09)	(37.27)	(39.22)	(29.90)	(33.37)	(44.11)
Total income (loss) from operations	(154.77)	(134.71)	(97.61)	(98.07)	(95.53)	(95.66)	(98.81)
Net asset value per unit at December 31, 2015	$1,092.80	$904.13	$837.54	$822.19	$817.71	$803.03	$713.66

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

Note 9. Trading Activities and Related Risks

The Partnership, through its Advisors or swap transactions based on reference programs of such advisors, engages in the speculative trading of a variety of instruments, including U.S. and foreign futures contracts, options on U.S. and foreign futures contracts and forward contracts and other derivative instruments including swap contracts (collectively, derivatives; see Note 11). These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy. Additionally, the Partnership’s speculative trading includes equities and exchange-

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

traded funds. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The Partnership utilizes E D & F Man Capital Markets Inc., UBS Securities LLC and SG Americas Securities, LLC, as its clearing brokers.

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value. The fair value of securities held to satisfy such requirements at December 31, 2015 and 2014 was $0, and $12,395,634, respectively, which was 0% and 4.15% of the net asset value, respectively.  The cash deposited with the FCMs, interbank market makers and swap counterparties at December 31, 2015 and 2014 was $38,781,351 and $15,838,709, respectively, which was 18.14% and 5.31% of the net asset value, respectively.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

For the year ended December 31, 2015, the monthly average futures contracts, options on futures contracts and equity options bought and sold was 63,367 and the monthly average forward contracts bought and sold was 8,724.  For the year ended December 31, 2014, the monthly average futures contracts, options on futures contracts and equity options bought and sold was 70,438 and the monthly average forward contracts bought and sold was 16,231.  The following tables summarize the quantitative information required by FASB ASC 815:

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	12/31/2015	12/31/2015	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$708,940	$(192,304)	$516,636

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	1,586,035	(488,106)	1,097,929

Energy contracts	Net Unrealized gain (loss) on open futures contracts	1,861,351	(1,035,133)	826,218

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	853,598	(2,119,167)	(1,265,569)

Meats contracts	Net Unrealized gain (loss) on open futures contracts	18,294	(165,939)	(147,645)

Metals contracts	Net Unrealized gain (loss) on open futures contracts	1,206,519	(912,776)	293,743

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	101,389	(273,791)	(172,402)

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	614,583	(935,898)	(321,315)

		$6,950,709	$(6,123,114)	$827,595

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$682,325	$(922,984)	$(240,659)

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$1,168,100	$—	$1,168,100

*At December 31, 2015, the sector exposure of the CTA indices underlying the swap was:

Interest rate contracts	43%
Forward currency contracts	42%
Stock indices and stock index options	15%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	12/31/2014	12/31/2014	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$191,641	$(419,214)	$(227,573)

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	2,137,050	(159,450)	1,977,600

Energy contracts	Net Unrealized gain (loss) on open futures contracts	3,081,754	(309,423)	2,772,331

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	5,167,693	(539,761)	4,627,932

Meats contracts	Net Unrealized gain (loss) on open futures contracts	59,987	(153,808)	(93,821)

Metals contracts	Net Unrealized gain (loss) on open futures contracts	1,755,563	(1,529,838)	225,725

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	888,928	(68,652)	820,276

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	2,186,388	(739,391)	1,446,997

		$15,469,004	$(3,919,537)	$11,549,467

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$1,196,820	$(1,378,042)	$(181,222)

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Years Ended December 31, 2015, 2014 and 2013

		Years Ended December 31,
Type of Contract		2015	2014	2013

Agriculturals contracts	Net gain (loss) from futures trading	$(5,823,922)	$4,048,911	$4,293,821
Currencies contracts	Net gain (loss) from futures trading	(1,033,607)	14,766,227	(440,299)
Energy contracts	Net gain (loss) from futures trading	7,578,021	10,731,474	(23,395,558)
Interest rates contracts	Net gain (loss) from futures trading	(546,752)	32,913,449	(24,374,049)
Meats contracts	Net gain (loss) from futures trading	40,851	3,446,508	1,088,278
Metals contracts	Net gain (loss) from futures trading	(493,305)	(7,747,986)	4,917,479
Soft commodities contracts	Net gain (loss) from futures trading	(1,501,617)	3,171,146	617,412
Stock indices	Net gain (loss) from futures trading	(10,362,726)	(13,390,190)	53,211,357
Forward Currency Contracts	Net gain (loss) from forward trading	(2,077,514)	(1,940,807)	2,562,442
Swap Contracts	Net gain (loss) from swap trading	1,168,100	—	—

		$(13,052,471)	$45,998,732	$18,480,883

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Line Item in Consolidated Statement of Operations	For years ended December 31,
	2015	2014	2013

Net gain (loss) from futures trading
Realized	$(1,421,184)	$61,055,762	$(6,521,514)
Change in unrealized	(10,721,873)	(13,116,223)	22,439,955
Total realized and changed in unrealized net gain (loss) from futures trading	$(12,143,057)	$47,939,539	$15,918,441

Net gain (loss) from forward trading
Realized	$(2,018,078)	$(994,524)	$3,234,628
Change in unrealized	(59,436)	(946,283)	(672,186)
Total realized and changed in unrealized net gain (loss) from forward trading	$(2,077,514)	$(1,940,807)	$2,562,442

Net gain (loss) from swap trading
Change in unrealized	$1,168,100	—	—
Total realized and changed in unrealized net gain (loss) from swap trading	$1,168,100	$—	$—

Total realized and changed in unrealized net gain (loss) from futures, forward and swap trading	$(13,052,471)	$45,998,732	$18,480,883

The tables below show the gross and net information related to derivatives eligible for offset in the Consolidated Statement of Financial Condition as of December 31, 2015 and 2014.

Offsetting of Derivative Assets

As of December 31, 2015

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$6,950,709	$(6,123,114)	$827,595
Forward contracts	682,325	(922,984)	(240,659)
Swap Contracts	1,168,100	—	1,168,100
Total derivatives	$8,801,134	$(7,046,098)	$1,755,036

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Offsetting of Derivative Liabilities

As of December 31, 2015

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$6,123,114	$(6,123,114)	$—
Forward contracts	922,984	(922,984)	—
Swap contracts	—	—	—
Total derivatives	$7,046,098	$(7,046,098)	$—

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of December 31, 2015

		Gross Amounts Not Offset in the Consolidated
		Statement of Financial Condition
	Net Amount of
	Unrealized Gain
	Presented in
	the Consolidated
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Deutsche Bank AG	$1,168,100	$—	$—	$1,168,100
ED&F Man Capital Markets Inc	525,206	—	—	525,206
SG Americas Securities, LLC	281,024	—	—	281,024
UBS Securities LLC	(219,294)	—	—	(219,294)
Total	$1,755,036	$—	$—	$1,755,036

Offsetting of Derivative Assets

As of December 31, 2014

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$15,469,004	$(3,919,537)	$11,549,467
Forward contracts	1,196,820	(1,378,042)	(181,222)
Options on futures and forward contracts	—	—	—
Total derivatives	$16,665,824	$(5,297,579)	$11,368,245

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Offsetting of Derivative Liabilities

As of December 31, 2014

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$3,919,537	$(3,919,537)	$—
Forward contracts	1,378,042	(1,378,042)	—
Options on futures and forward contracts	—	—	—
Total derivatives	$5,297,579	$(5,297,579)	$—

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of December 31, 2014

		Gross Amounts Not Offset in the Consolidated
		Statement of Financial Condition
	Net Amount of
	Unrealized Gain
	Presented in
	the Consolidated
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Bank of America N.A.	$207,217	$—	$—	$207,217
Jefferies Bache, LLC	4,107,099	—	—	4,107,099
SG Americas Securities, LLC	1,285,569	—	—	1,285,569
UBS Securities LLC	5,768,360	—	—	5,768,360
Total	$11,368,245	$—	$—	$11,368,245

Note 12. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure. Subsequent to December 31, 2015, there were contributions and redemptions totaling approximately $3,028,000 and $6,918,000, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: February 23, 2016	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David M. Kavanagh and Maureen O’Rourke, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in- fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2016.

Signature	Title

/s/ David M. Kavanagh	President (Principal Executive Officer)
David M. Kavanagh

/s/ Maureen O’Rourke	Chief Financial Officer (Principal
Maureen O’Rourke	Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

s3.1(1)	Third Amended and Restated Limited Partnership Agreement of the Registrant.

3.2(2)	Certificate of Limited Partnership of the Registrant.

10.1(3)	Form of Advisory Contract among the Registrant, Dearborn Capital Management, L.L.C., the trading advisor and the trading company

10.2(4)	Subscription Agreement and Power of Attorney.

10.3(5)	Request for Redemption Form.

10.4(3)	Operating Agreement of GP Cash Management, LLC.

10.5(3)	Form of LLC operating agreement governing each Trading Company.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following financial statements from Grant Park’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

(1)	Included as Appendix A to the prospectus which is part of the Registrant’s Registration Statement on Form S-1/A (File No. 333- 202279) and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-153862) and incorporated herein by reference.
(4)	Included as Appendix B to the prospectus which is part of the Registrant’s Registration Statement on Form S-1/A (File No. 333-202279).
(5)	Included as Appendix D to the prospectus which is part of the Registrant’s Registration Statement on Form S-1/A (File No. 333-202279).