Form 10-Q
period 2016-03-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2016-05-16
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during   the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting comp any” in Rule 12b -2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b -2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Equity in brokers' trading accounts:
Cash	$35,910,146	$38,781,351
Net unrealized gain (loss) on open futures contracts	2,170,019	827,595
Net unrealized gain (loss) on open forward currency contracts	80,142	(240,659)
Net unrealized gain (loss) on open swap contracts	(1,893,713)	1,168,100
Total equity in brokers' trading accounts	36,266,594	40,536,387
Cash and cash equivalents	78,305,979	64,625,503
Securities owned, at fair value (cost $100,794,191 and $116,001,074, respectively)	101,090,570	116,297,654
Interest receivable, net	16,641	13,737
Total assets	$215,679,784	$221,473,281
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$1,105,825	$1,158,521
Accrued incentive fees	254,511	674
Organization and offering costs payable	51,774	53,225
Accrued operating expenses	44,724	46,118
Redemptions payable to limited partners	5,104,483	6,479,904
Total liabilities	6,561,317	7,738,442
Partners' Capital (Net Asset Value)
General Partner
Class A (307.34 units outstanding at both March 31, 2016 and December 31, 2015)	349,700	335,868
Legacy 1 Class (1,025.00 units outstanding at both March 31, 2016 and December 31, 2015)	898,398	858,478
Legacy 2 Class (263.13 units outstanding at both March 31, 2016 and December 31, 2015)	226,277	216,344
Global 1 Class (1,372.89 units outstanding at both March 31, 2016 and December 31, 2015)	1,179,626	1,122,622
Global 2 Class (1,329.58 units outstanding at both March 31, 2016 and December 31, 2015)	1,122,017	1,067,693

Limited Partners
Class A (9,428.67 and 9,757.99 units outstanding at March 31, 2016 and December 31, 2015, respectively)	10,728,025	10,663,559
Class B (127,451.61 and 133,628.66 units outstanding at March 31, 2016 and December 31, 2015, respectively)	119,783,163	120,817,860
Legacy 1 Class (1,137.45 and 1,262.14 units outstanding at March 31, 2016 and December 31, 2015, respectively)	996,959	1,057,091
Legacy 2 Class (453.96 and 515.52 units outstanding at March 31, 2016 and December 31, 2015, respectively)	390,376	423,853
Global 1 Class (23,020.54 and 22,503.69 units outstanding at March 31, 2016 and December 31, 2015, respectively)	19,779,833	18,401,384
Global 2 Class (3,104.15 and 3,493.52 units outstanding at March 31, 2016 and December 31, 2015, respectively)	2,619,556	2,805,404
Global 3 Class (68,319.49 and 78,419.57 units outstanding at March 31, 2016 and December 31,2015, respectively)	51,044,537	55,964,683
Total partners' capital (net asset value)	209,118,467	213,734,839
Total liabilities and partners' capital (net asset value)	$215,679,784	$221,473,281

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

March 31, 2016

(Unaudited)

Futures, Forwards and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$380,074	0.18%	$80,564	0.04%	$460,638	0.22%
Currencies	$1,132,390	0.54%	$(527,016)	(0.25)%	$605,374	0.29%
Energy	$(69,351)	(0.04)%	$33,636	0.02%	$(35,715)	(0.02)%
Interest rates	$767,864	0.37%	$(313,191)	(0.15)%	$454,673	0.22%
Meats	$(72,674)	(0.04)%	$(7,972)	0.00%	$(80,646)	(0.04)%
Metals	$(53,342)	(0.03)%	$(3,083)	0.00%	$(56,425)	(0.03)%
Soft commodities	$(133,814)	(0.06)%	$105,031	0.05%	$(28,783)	(0.01)%
Stock indices and single stock futures	$1,080,234	0.52%	$60,268	0.03%	$1,140,502	0.55%
Total U.S. Futures Positions	$3,031,381		$(571,763)		$2,459,618

Foreign Futures Positions:
Agriculturals	$589	0.00%	$1,144	0.00%	$1,733	0.00%
Energy	$(27,630)	(0.01)%	$(40,478)	(0.02)%	$(68,108)	(0.03)%
Interest rates	$680,359	0.32%	$(68,035)	(0.03)%	$612,324	0.29%
Metals	$5,125	0.00%	$(699,065)	(0.33)%	$(693,940)	(0.33)%
Soft commodities	$(3,243)	0.00%	$622	0.00%	$(2,621)	0.00%
Stock indices	$27,327	0.01%	$(166,314)	(0.08)%	$(138,987)	(0.07)%
Total Foreign Futures Positions	$682,527		$(972,126)		$(289,599)
Total Futures Contracts	$3,713,908	1.78%	$(1,543,889)	(0.74)%	$2,170,019	1.04%

Forward Contracts *
Currencies	$64,831	0.03%	$15,311	0.01%	$80,142	0.04%

Swap Contracts
Deutsche Bank total return swap, Termination date July 1, 2020	$(1,893,713)	(0.91)%	$—	0.00%	$(1,893,713)	(0.91)%

Total Futures, Forward and
Swap Contracts	$1,885,026	0.90%	$(1,528,578)	(0.73)%	$356,448	0.17%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2016

(Unaudited)

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Fair Value	Maturity Dates	Description	Fair Value	(net asset value)
$38,500,000	4/20/2018-2/22/2019	Federal Farm Credit Banks, 1.1-1.4%	$38,628,175	18.47%
$40,735,000	4/20/2018-12/28/2018	Federal Home Loan Banks, 1.1-1.5%	40,843,291	19.53%
	Total U.S. Government-sponsored enterprises (cost of $79,232,550)		$79,471,466	38.00%

U.S. Commercial paper

				Percent of
				Partners' Capital
Fair Value	Maturity Dates	Description	Fair Value	(net asset value)
$3,500,000	6/21/2016	Sempra Global, 1.1%	$3,491,731	1.67%
$3,564,000	7/8/2016-8/31/2016	Others, 1.0-1.1% **	3,551,648	1.70%
	Total U.S. Commercial paper (cost of $7,037,160)		$7,043,379	3.37%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Fair Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,000,000	2/1/2018	Wachovia Corp, 1.7%	$2,163,660	1.03%
$12,284,000	9/21/2016-2/16/2018	Others, 1.2-1.8% **	12,412,065	5.94%
	Total U.S. Corporate bonds (cost of $14,524,481)		$14,575,725	6.97%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned	$101,090,570	48.34%

** No individual position constituted greater than 1 percent of partners' capital (net asset value).

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2015

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(186,020)	(0.09)%	$660,432	0.31%	$474,412	0.22%
Currencies	$97,771	0.05%	$1,000,158	0.46%	$1,097,929	0.51%
Energy	$11,957	0.01%	$(227,645)	(0.11)%	$(215,688)	(0.10)%
Interest rates	$(407,958)	(0.19)%	$78,618	0.04%	$(329,340)	(0.15)%
Meats	$(860)	0.00%	$(146,785)	(0.07)%	$(147,645)	(0.07)%
Metals	$(29,400)	(0.01)%	$156,442	0.07%	$127,042	0.06%
Soft commodities	$(48,181)	(0.02)%	$(129,485)	(0.06)%	$(177,666)	(0.08)%
Stock indices and single stock futures	$(69,770)	(0.03)%	$(42,987)	(0.02)%	$(112,757)	(0.05)%
Total U.S. Futures Positions	$(632,461)		$1,348,748		$716,287

Foreign Futures Positions:
Agriculturals	$29,425	0.01%	$12,799	0.01%	$42,224	0.02%
Energy	$-	0.00%	$1,041,906	0.49%	$1,041,906	0.49%
Interest rates	$(827,562)	(0.39)%	$(108,667)	(0.05)%	$(936,229)	(0.44)%
Metals	$(110,937)	(0.05)%	$277,638	0.13%	$166,701	0.08%
Soft commodities	$161	0.00%	$5,103	0.00%	$5,264	0.00%
Stock indices	$(10,771)	(0.01)%	$(197,787)	(0.09)%	$(208,558)	(0.10)%
Total Foreign Futures Positions	$(919,684)		$1,030,992		$111,308
Total Futures Contracts	$(1,552,145)	(0.73)%	$2,379,740	1.12%	$827,595	0.39%

Forward Contracts *
Currencies	$7,642	0.00%	$(248,301)	(0.12)%	$(240,659)	(0.12)%

Swap Contracts
Deutsche Bank total return swap, Termination date July 1, 2020	$1,168,100	0.55%	$-	0.00%	$1,168,100	0.55%

Total Futures, Forward and
Swap Contracts	$(376,403)	(0.18)%	$2,131,439	1.00%	$1,755,036	0.82%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2015

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$38,500,000	4/20/2018-11/16/2018	Federal Farm Credit Banks, 1.1-1.4%	$38,605,179	18.06%
$43,735,000	3/29/2018-12/28/2018	Federal Home Loan Banks, 1.1-1.5%	43,867,272	20.53%
	Total U.S. Government-sponsored enterprises (cost of $82,242,670)		$82,472,451	38.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,000,000	2/1/2018	Wachovia Corp, 1.7%	$2,211,634	1.03%
$12,284,000	9/21/2016-2/16/2018	Others, 1.2-1.8% **	12,431,794	5.82%
	Total U.S. Corporate bonds (cost of $14,599,766)		$14,643,428	6.85%

Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
Foreign Commercial paper
$4,010,000	1/5/2016-2/1/2016	Foreign commercial paper, 0.5-0.8% **	$4,008,509	1.87%
U.S. Commercial paper
$4,000,000	1/13/2016	National Grid PLC, 0.5%	3,999,320	1.87%
$11,180,000	1/4/2016-3/18/2016	Others, 0.4-0.9% **	11,173,946	5.23%
		Total U.S. Commercial paper	$15,173,266	7.10%

	Total Commercial paper (cost of $19,158,638)		$19,181,775	8.97%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned	$116,297,654	54.41%

**No individual position constituted greater than 1 percent of partners’ capital (net asset value).

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$14,610,964	$21,735,994
Change in unrealized	1,342,424	(4,615,522)
Commissions	(817,715)	(1,146,241)
Net gains (losses) from futures trading	15,135,673	15,974,231

Net gain (loss) from forward trading
Realized	$(116,827)	$(43,760)
Change in unrealized	320,800	(257,589)
Commissions	(1,153)	(2,077)
Net gains (losses) from forward trading	202,820	(303,426)

Net gain (loss) from swap trading
Change in unrealized	$(3,061,813)	$—
Net gains (losses) from swap trading	(3,061,813)	—

Net trading gains (losses)	12,276,680	15,670,805

Net investment income (loss)
Income
Interest income	351,959	349,733
Expenses from operations
Brokerage charge	2,771,816	3,958,848
Incentive fees	262,738	2,854,760
Organizational and offering costs	160,777	221,638
Operating expenses	138,814	191,386
Total expenses	3,334,145	7,226,632
Net investment loss	$(2,982,186)	$(6,876,899)
Net income	$9,294,494	$8,793,906

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$45.01	$36.49
General Partner & Limited Partner Class B Units	$35.70	$28.80
General Partner & Limited Partner Legacy 1 Class Units	$38.95	$31.93
General Partner & Limited Partner Legacy 2 Class Units	$37.75	$30.89
General Partner & Limited Partner Global 1 Class Units	$41.52	$32.59
General Partner & Limited Partner Global 2 Class Units	$40.86	$31.55
General Partner & Limited Partner Global 3 Class Units	$33.49	$25.27

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Three Months Ended March 31, 2016

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital,
December 31, 2015	307.34	$335,868	9,757.99	$10,663,559	—	$—	133,628.66	$120,817,860	1,025.00	$858,478	1,262.14	$1,057,091	263.13	$216,344	515.52	$423,853
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(329.32)	(378,174)	—	—	(6,177.05)	(5,879,454)	—	—	(124.69)	(112,216)	—	—	(61.56)	(52,938)
Net income (loss)	—	13,832	—	442,640	—	—	—	4,844,757	—	39,920	—	52,084	—	9,933	—	19,461
Partners’ capital,
March 31, 2016	307.34	$349,700	9,428.67	$10,728,025	—	$—	127,451.61	$119,783,163	1,025.00	$898,398	1,137.45	$996,959	263.13	$226,277	453.96	$390,376

Net asset value per unit at December 31, 2015		$1,092.80				$904.13				$837.54				$822.19

Net asset value per unit at March 31, 2016		$1,137.81				$939.83				$876.49				$859.94

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2015	1,372.89	$1,122,622	22,503.69	$18,401,384	1,329.58	$1,067,693	3,493.52	$2,805,404	—	$—	78,419.57	$55,964,683	$213,734,839
Contributions	—	—	3,551.61	3,027,512	—	—	—	—	—	—	—	—	3,027,512
Redemptions	—	—	(3,034.76)	(2,631,326)	—	—	(389.37)	(327,736)	—	—	(10,100.08)	(7,556,534)	(16,938,378)
Net income (loss)	—	57,004	—	982,263	—	54,324	—	141,888	—	—	—	2,636,388	9,294,494
Partners’ capital,
March 31, 2016	1,372.89	$1,179,626	23,020.54	$19,779,833	1,329.58	$1,122,017	3,104.15	$2,619,556	—	$—	68,319.49	$51,044,537	$209,118,467

Net asset value per unit at December 31, 2015		$817.71				$803.03				$713.66

Net asset value per unit at March 31, 2016		$859.23				$843.89				$747.15

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Three Months Ended March 31, 2015

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital,
December 31, 2014	307.34	$383,435	12,125.34	$15,127,238	—	$—	155,869.84	$161,924,013	1,025.00	$958,529	1,802.74	$1,685,836	263.13	$242,148	724.42	$666,651
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(90.61)	(116,046)	—	—	(4,401.29)	(4,694,684)	—	—	(47.09)	(45,362)	—	—	(45.90)	(43,442)
Net income (loss)	—	11,213	—	442,051	—	—	—	4,484,368	—	32,726	—	57,381	—	8,129	—	22,159
Partners’ capital,
March 31, 2015	307.34	$394,648	12,034.73	$15,453,243	—	$—	151,468.55	$161,713,697	1,025.00	$991,255	1,755.65	$1,697,855	263.13	$250,277	678.52	$645,368

Net asset value per unit at December 31, 2014		$1,247.57				$1,038.84				$935.15				$920.26

Net asset value per unit at March 31, 2015		$1,284.06				$1,067.64				$967.08				$951.15

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2014	1,372.89	$1,253,774	9,206.57	$8,407,766	1,329.58	$1,194,874	5,196.84	$4,670,326	—	$—	125,561.73	$102,014,598	$298,529,188
Contributions	—	—	7,243.58	6,686,019	—	—	—	—	—	—	735.49	610,653	7,296,672
Redemptions	—	—	(1,199.10)	(1,129,413)	—	—	(109.83)	(101,684)	—	—	(16,347.09)	(13,541,015)	(19,671,646)
Net income (loss)	—	44,750	—	460,523	—	41,960	—	163,513	—	—	—	3,025,133	8,793,906
Partners’ capital,
March 31, 2015	1,372.89	$1,298,524	15,251.05	$14,424,895	1,329.58	$1,236,834	5,087.01	$4,732,155	-	$—	109,950.13	$92,109,369	$294,948,120

Net asset value per unit at December 31, 2014		$913.24				$898.69				$812.47

Net asset value per unit at March 31, 2015		$945.83				$930.24				$837.74

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 9, LLC (“GP 9”)       GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)   GP 6, LLC (“GP 6”)   GP 11, LLC (“GP 11”)   GP 17, LLC (“GP 17”)

GP 4, LLC (“GP 4”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)   GP 18, LLC (“GP 18”)

There were no assets allocated to GP 3, GP 6 and GP 15 as of March 31, 2016 and December 31, 2015.

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

(Unaudited)

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

(Unaudited)

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed.  As of March 31, 2016, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2013.

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At March 31, 2016 and December 31, 2015, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Swap contracts: Certain Trading Companies of the Partnership strategically allocate a portion or all of their assets to total return swaps selected at the direction of the General Partner. A swap is a bilaterally negotiated agreement between two parties to exchange cash flows based upon an asset, rate or some other reference index. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of commodities or other investments representing a particular index.  Changes in the value of the swap agreement are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. Realized gains and losses from a decrease in the notional value of the swap are recognized on trade date. A liquidation payment received or made at the termination of the swap agreement will first be offset against the swap balance outstanding at the time the position is liquidated, with the remainder being recorded as a realized gain or loss in the consolidated statement of operations.  Through its Trading Companies the Partnership has entered into a total return swap with Deutsche Bank AG.  The Partnership maintains cash as collateral to secure its obligations under the swap.  As of March 31, 2016 and December 31, 2015, the notional value of the swap was $24,638,617 and $20,000,000, respectively, and the cash margin balance was $6,000,000 and $4,000,000, respectively.  The swap was effective July 1, 2015 and has a term of five years.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the period ended March 31, 2016 and 2015, substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

Reclassification: Certain amounts in the 2015 consolidated financial statements have been reclassified to conform with the 2016 presentation.

Recent accounting pronouncements: In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) containing guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The Partnership adopted ASU 2015-02 as of January 1, 2016 and the adoption did not have a material impact on its consolidated financial statements.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of Effective Date, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The amendments in ASU 2014-09 affect any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  In March 2016 and April 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, respectively.  The amendments in these updates affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration.   The guidance is effective for annual reporting periods beginning after December 15, 2017.  The Partnership is currently evaluating the impact these pronouncements would have on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Liabilities.  The amendments in this update affect all entities that hold financial assets or owe financial liabilities.   The guidance is effective for fiscal years beginning after December 15,

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

2017.  The Partnership is currently evaluating the impact this pronouncement would have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05 Derivatives and Hedging (Topic 815) Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.   The amendments in this update apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815.  The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods with those fiscal years.  The adoption of ASU 2016-05 is not expected to have an impact on the Partnership’s consolidated financial statements.

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2016:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$2,170,019	$—	$—	$2,170,019
Forward currency contracts	—	80,142	—	80,142
Swap contracts	—	(1,893,713)	—	(1,893,713)
Cash and cash equivalents
Bank deposits	8,416,249	—	—	8,416,249
Foreign commercial paper	—	1,750,000	—	1,750,000
U.S. commercial paper	—	68,166,935	—	68,166,935
Securities owned
U.S. commercial paper	—	7,043,379	—	7,043,379
U.S. Government-sponsored	—	79,471,466	—	79,471,466
U.S. corporate bonds	—	14,575,725	—	14,575,725
Total	$10,586,268	$169,193,934	$—	$179,780,202

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 10. See the consolidated condensed schedule of investments for detail by sector.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$827,595	$—	$—	$827,595
Forward currency contracts	—	(240,659)	—	(240,659)
Swap contracts	—	1,168,100	—	1,168,100
Cash and cash equivalents
Bank deposits	1,101,389	—	—	1,101,389
Foreign commercial paper	—	5,547,926	—	5,547,926
U.S. commercial paper	—	57,976,698	—	57,976,698
Securities owned
Foreign commercial paper	—	4,008,509	—	4,008,509
U.S. commercial paper	—	15,173,266	—	15,173,266
U.S. Government-sponsored	—	82,472,451	—	82,472,451
U.S. corporate bonds	—	14,643,428	—	14,643,428
Total	$1,928,984	$180,749,719	$—	$182,678,703

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 10. See the consolidated condensed schedule of investments for detail by sector.

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the three months ended March 31, 2016 and year ended December 31, 2015.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amount of $2,771,816 and $3,958,848 for the three months ended March 31, 2016 and 2015, respectively, is shown on the consolidated statements of operations.

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

(Unaudited)

of such costs and fees. Each class of units pays a fee to a counterparty in respect of any swap transaction of up to 0.50% of the notional amount of such swap transaction.

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $160,777 and $221,638 for the three months ended March 31, 2016, and 2015, respectively, are shown on the consolidated statement of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $138,814 and $191,386 for the three months ended March 31, 2016 and 2015, respectively, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the general partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership.  The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period.  For the three months ended March 31, 2016 and 2015, EMC was paid approximately $140,300 and $126,000, respectively, in consulting fees and $40,800 and $55,300, respectively, in incentive fees.

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

	Three Months Ended
	March 31,
	2016	2015

Total return – Class A Units	4.12%	2.92%
Total return – Class B Units	3.95%	2.77%
Total return – Legacy 1 Class Units	4.65%	3.41%
Total return – Legacy 2 Class Units	4.59%	3.36%
Total return – Global 1 Class Units	5.08%	3.57%
Total return – Global 2 Class Units	5.09%	3.51%
Total return – Global 3 Class Units	4.69%	3.11%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	5.70%	5.85%
Incentive fees (2)	0.12%	0.95%
Total expenses	5.82%	6.80%
Net investment loss (1) (3)	(5.05)%	(5.38)%

(1)	Annualized.
(2)	Not annualized.
(3)	Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three months ended March 31, 2016 and 2015 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three months ended March 31, 2016 and 2015.

Class A Units	Three Months Ended
	March 31,
	2016	2015

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,092.80	$1,247.57
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	60.97	65.67
Expenses net of interest income*	(15.96)	(29.18)
Total income (loss) from operations	45.01	36.49
Net asset value per unit at end of period	$1,137.81	$1,284.06

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Class B Units	Three Months Ended
	March 31,
	2016	2015

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$904.13	$1,038.84
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	50.47	54.80
Expenses net of interest income*	(14.77)	(26.00)
Total income (loss) from operations	35.70	28.80
Net asset value per unit at end of period	$939.83	$1,067.64

Legacy 1 Class Units	Three Months Ended
	March 31,
	2016	2015

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$837.54	$935.15
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	46.93	49.28
Expenses net of interest income*	(7.98)	(17.35)
Total income (loss) from operations	38.95	31.93
Net asset value per unit at end of period	$876.49	$967.08

Legacy 2 Class Units	Three Months Ended
	March 31,
	2016	2015

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$822.19	$920.26
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	45.89	48.58
Expenses net of interest income*	(8.14)	(17.69)
Total income (loss) from operations	37.75	30.89
Net asset value per unit at end of period	$859.94	$951.15

Global 1 Class Units	Three Months Ended
	March 31,
	2016	2015

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$817.71	$913.24
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	48.86	50.23
Expenses net of interest income*	(7.34)	(17.64)
Total income (loss) from operations	41.52	32.59
Net asset value per unit at end of period	$859.23	$945.83

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Global 2 Class Units	Three Months Ended
	March 31,
	2016	2015

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$803.03	$898.69
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	47.72	47.69
Expenses net of interest income*	(6.86)	(16.14)
Total income (loss) from operations	40.86	31.55
Net asset value per unit at end of period	$843.89	$930.24

Global 3 Class Units	Three Months Ended
	March 31,
	2016	2015

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$713.66	$812.47
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	42.48	43.12
Expenses net of interest income*	(8.99)	(17.85)
Total income (loss) from operations	33.49	25.27
Net asset value per unit at end of period	$747.15	$837.74

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value.  The cash deposited with the FCMs, interbank market makers and swap counterparties at March 31, 2016 and December 31, 2015 was $35,910,146 and $38,751,351, respectively, which was 17.17% and 18.14% of the net asset value, respectively.

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

For the three months ended March 31, 2016, the monthly average futures contracts bought and sold was approximately 53,183 and the monthly average forward contracts bought and sold was approximately 500.  For the three months ended March 31, 2015, the monthly average futures contracts bought and sold was approximately 72,405 and the monthly average forward contracts bought and sold was approximately 15,096.  The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments at March 31, 2016 and December 31, 2015

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	3/31/2016	3/31/2016	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$722,262	$(259,891)	$462,371

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	1,350,616	(745,242)	605,374

Energy contracts	Net Unrealized gain (loss) on open futures contracts	212,723	(316,546)	(103,823)

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	2,132,662	(1,065,665)	1,066,997

Meats contracts	Net Unrealized gain (loss) on open futures contracts	36,473	(117,119)	(80,646)

Metals contracts	Net Unrealized gain (loss) on open futures contracts	1,108,210	(1,858,575)	(750,365)

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	259,518	(290,922)	(31,404)

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	1,386,205	(384,690)	1,001,515

		$7,208,669	$(5,038,650)	$2,170,019

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$1,071,156	$(991,014)	$80,142

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$(1,893,713)	$—	$(1,893,713)

*At March 31, 2016, the sector exposure of the CTA indices underlying the swap was:

Interest rate contracts	51%
Forward currency contracts	32%
Stock indices and stock index options	17%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	12/31/2015	12/31/2015	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$708,940	$(192,304)	$516,636

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	1,586,035	(488,106)	1,097,929

Energy contracts	Net Unrealized gain (loss) on open futures contracts	1,861,351	(1,035,133)	826,218

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	853,598	(2,119,167)	(1,265,569)

Meats contracts	Net Unrealized gain (loss) on open futures contracts	18,294	(165,939)	(147,645)

Metals contracts	Net Unrealized gain (loss) on open futures contracts	1,206,519	(912,776)	293,743

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	101,389	(273,791)	(172,402)

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	614,583	(935,898)	(321,315)

		$6,950,709	$(6,123,114)	$827,595

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$682,325	$(922,984)	$(240,659)

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$1,168,100	$—	$1,168,100

*At December 31, 2015, the sector exposure of the CTA indices underlying the swap was:

Interest rate contracts	43%
Forward currency contracts	42%
Stock indices and stock index options	15%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended March 31, 2016 and 2015

		Three Months Ended	Three Months Ended
Type of Contract		March 31, 2016	March 31, 2015

Agriculturals contracts	Net gain (loss) from futures trading	$(549,338)	$(1,756,907)
Currencies contracts	Net gain (loss) from futures trading	(1,370,843)	5,506,085
Energy contracts	Net gain (loss) from futures trading	2,384,901	(129,702)
Interest rates contracts	Net gain (loss) from futures trading	15,437,452	8,576,983
Meats contracts	Net gain (loss) from futures trading	(248,074)	577,289
Metals contracts	Net gain (loss) from futures trading	(1,397,295)	(2,298,370)
Soft commodities contracts	Net gain (loss) from futures trading	(310,625)	100,072
Stock indices	Net gain (loss) from futures trading	2,007,210	6,545,022
Forward Currency Contracts	Net gain (loss) from forward trading	203,973	(301,349)
Swap Contracts	Net gain (loss) from swap trading	(3,061,813)	—

		$13,095,548	$16,819,123

Line Item in Consolidated Statement of Operations	Three Months Ended
	March 31, 2016	March 31, 2015

Net gain (loss) from futures trading
Realized	$14,610,964	$21,735,994
Change in unrealized	1,342,424	(4,615,522)
Total realized and changed in unrealized net gain (loss) from futures trading	$15,953,388	$17,120,472

Net gain (loss) from forward trading
Realized	$(116,827)	$(43,760)
Change in unrealized	320,800	(257,589)
Total realized and changed in unrealized net gain (loss) from forward trading	$203,973	$(301,349)

Net gain (loss) from swap trading
Change in unrealized	$(3,061,813)	—
Total realized and changed in unrealized net gain (loss) from swap trading	$(3,061,813)	$—

Total realized and changed in unrealized net gain (loss) from futures, forward and swap trading	$13,095,548	$16,819,123

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition:

Offsetting of Derivative Assets

As of March 31, 2016

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$7,208,669	$(5,038,650)	$2,170,019
Forward contracts	1,071,156	(991,014)	80,142
Swap contracts	—	(1,893,713)	(1,893,713)
Total derivatives	$8,279,825	$(7,923,377)	$356,448

Offsetting of Derivative Liabilities

As of March 31, 2016

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$5,038,650	$(5,038,650)	$—
Forward contracts	991,014	(991,014)	—
Swap contracts	1,893,713	(1,893,713)	—
Total derivatives	$7,923,377	$(7,923,377)	$—

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of March 31, 2016

		Gross Amounts Not Offset in the Consolidated
		Statement of Financial Condition
	Net Amount of
	Unrealized Gain
	Presented in
	the Consolidated
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Deutsche Bank AG	$(1,893,713)	$—	$—	$(1,893,713)
ED&F Man Capital Markets Inc	(77,801)	—	—	(77,801)
SG Americas Securities, LLC	1,670,917	—	—	1,670,917
UBS Securities LLC	657,045	—	—	657,045
Total	$356,448	$—	$—	$356,448

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

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through March 31, 2016.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 9, LLC (“GP 9”)       GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)   GP 6, LLC (“GP 6”)   GP 11, LLC (“GP 11”)   GP 17, LLC (“GP 17”)

GP 4, LLC (“GP 4”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)   GP 18, LLC (“GP 18”)

There were no assets allocated to GP 3, GP 6, and GP 15 as of March 31, 2016

Grant Park invests through the Trading Companies with independent professional commodity trading advisors or through swap transactions based on reference programs of such advisors. Amplitude Capital International Limited, EMC Capital Advisors LLC, H2O Asset Management LLP, Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Revolution Capital Management LLC, Transtrend B.V. and Winton Capital Management Limited serve as Grant Park’s commodity trading advisors or through swap transactions based on reference programs of such advisors. Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of March 31, 2016, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors or through swap transactions based on reference programs of such advisors to Amplitude, EMC, H2O, Lynx, Quantica, Rabar, RCM, Transtrend and Winton. No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of March 31, 2016:

	Amplitude	EMC	H2O	Lynx	Quantica	Rabar	RCM	Transtrend	Winton
Class A	X	X	X	X	X	X	X	X	X
Class B	X	X	X	X	X	X	X	X	X
Legacy 1	X	X	X	X	X	X	X	X	X
Legacy 2	X	X	X	X	X	X	X	X	X
Global 1	X	X	X	X	X	X	X	X	X
Global 2	X	X	X	X	X	X	X	X	X
Global 3	X	X	X	X	X	X	X	X	X

The trading advisors for the Legacy 1 Class and, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units pursue a technical trend trading philosophy, which is the same trading philosophy the trading advisors have historically used for the Class A and Class B units.

The general partner may, in its sole discretion, reallocate assets among the trading advisors upon termination of a trading advisor or retention of any new trading advisors, or at the commencement of any month.

Critical Accounting Policies

Grant Park’s most significant accounting policy is the valuation of its assets invested in U.S. and international futures and forward contracts, options contracts, swap transactions, other interests in commodities, and fixed income products. The majority of these investments are exchange-traded contracts, valued based upon exchange settlement prices. The remainder of its investments are non-exchange-traded contracts with valuation of those investments based on quoted forward spot prices, swap transactions with the valuation based on daily price reporting from the swap counterparty, and fixed income products, including securities of U.S. Government-sponsored enterprises, corporate bonds and commercial paper, which are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market. With the valuation of the investments easily obtained, there is little or no judgment or uncertainty involved in the valuation of investments, and accordingly, it is unlikely that materially different amounts would be reported under different conditions using different but reasonably plausible assumptions.

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three months ended March 31, 2016 and 2015, are set forth in the table below:

	Three Months Ended
	March 31,
	2016	2015
Total return – Class A Units	4.12%	2.92%
Total return – Class B Units	3.95%	2.77%
Total return – Legacy 1 Class Units	4.65%	3.41%
Total return – Legacy 2 Class Units	4.59%	3.36%
Total return – Global 1 Class Units	5.08%	3.57%
Total return – Global 2 Class Units	5.09%	3.51%
Total return – Global 3 Class Units	4.69%	3.11%

Grant Park’s total net asset value at March 31, 2016 was approximately $209.1 million, at December 31, 2015 was approximately $213.7 million, and at March 31, 2015 was approximately $294.9 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding the swap transaction, for the three months ended March 31, 2016 and 2015.

Three months ended March 31, 2016 compared to three months ended March 31. 2015

	% Gain (Loss)
	Three Months Ended
	March 31,
	2016	2015

Agriculturals	(0.3)%	(0.6)%
Currencies	(0.7)	1.9
Energy	1.1	—
Interest rates	7.4	2.9
Meats	(0.1)	0.2
Metals	(0.7)	(0.8)
Soft commodities	(0.1)	—
Stock indices	1.0	2.2
Forward Currency Contracts	0.1	(0.1)

Total	7.7%	5.7%

For the three months ended March 31, 2016, Grant Park had a positive return of approximately 4.1% for the Class A units, a positive return of approximately 4.0% for the Class B units, a positive return of approximately 4.7% for the Legacy 1 Class units, a positive return of approximately 4.6% for the Legacy 2 Class units, a positive return of approximately 5.1% for the Global 1 Class units, a positive return of approximately 5.1% for the Global 2 Class units, and a positive return of approximately 4.7% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading profits of approximately 7.7% which were decreased by losses of approximately 1.5% from swap transactions and increased by gains of approximately 0.2% from interest income. These trading profits were decreased by approximately 2.1% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2015, Grant Park had a positive return of approximately 2.9% for the Class A units, a positive return of approximately 2.8% for the Class B units, a positive return of approximately 3.4% for the Legacy 1 Class units, a positive return of approximately 3.4% for the Legacy 2 Class units, a positive return of approximately 3.6% for the Global 1 Class units, a positive return of approximately 3.5% for the Global 2 Class units and positive return of approximately 3.1% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading profits of approximately 5.7%, which were further increased by gains of approximately 0.1% from interest income.  These trading profits were decreased by approximately 2.9% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three months ended March 31, 2016

Grant Park profited in the first quarter as gains in the fixed income and energy sectors were only slightly offset by losses in metals, currencies and grains/foods.

For January, positive performance was driven by investments in the fixed income markets.  Grant Park's long exposure capitalized on strong price uptrends as growing concerns about the strength of the global economy created an increased demand for safe-haven assets.  Weaker-than-expected economic indicators, which included disappointing U.S. employment data and housing declines, also drove debt prices higher.  In the crude oil complex, short exposure also registered strong gains as prices fell nearly 10% during the month as a result of excessive global production.    Short positions in the grains markets experienced minor losses as supply concerns caused prices to rise.  Further, short positions in gold modestly offset Grant Park's overall positive performance when prices rose while equity markets fell.

February's performance was positive and largely driven by positions in fixed income and energy markets.  Long exposure to the fixed-income markets capitalized on continued uptrends created by rising concerns about global economic growth and the possibility the U.K. might exit the European Union.  Volatility in the equity markets added to the demand for fixed income investments.  Energy market positions also gained value, as short exposure to natural gas markets registered strong gains as prices fell nearly 25% for the month.  Short exposure to the crude oil complex saw minor setbacks as crude oil prices rose slightly following reports OPEC members and Russia had agreed to meet and discuss the possibility of capping crude production at January's levels.  Minor losses came from the currencies and metals sectors.  The U.S. dollar weakened and long dollar exposure lost value due to mixed U.S. economic data and speculation the Federal Reserve would not raise interest rates as expected.  Price increases in the gold markets moved against Grant Park’s short positions —fostered by equity market volatility, the weaker dollar and, increased demand for safe haven assets— and slightly offset Grant Park’s overall positive performance.

Grant Park’s performance was negative in March because of reversals in the fixed income, energy and grains/foods markets.  Long exposure to the fixed-income markets experienced losses as strong U.S. GDP data, strength in the equity markets and speculation about a possible interest rate hike in April reduced demand for safe haven assets.  Short exposure to natural gas and crude oil markets registered losses as prices rose over 13% on falling U.S. production and storage levels and continued speculation of a possible agreement among OPEC members to cap production levels.  Minor gains in the equities markets occurred after Grant Park repositioned its exposure during the month to a net long exposure.  Grant Park’s long exposure benefitted as equity markets gained on rising oil and commodity prices.  Dovish comments from the Federal Reserve during the month about the pace of future interest rate hikes also boosted equity markets.

Key trading developments for Grant Park during the first three months of 2016 included the following:

January. Grant Park recorded gains during the month. Class A units were up 4.27%, Class B units were up 4.20%, Legacy 1 Class units were up 4.27%, Legacy 2 Class units were up 4.25%, Global 1 Class units were up 4.32%, Global 2 Class units were up 4.37% and Global 3 Class units were up 4.24%. Commodity currencies, including the Australian, New Zealand, and Canadian dollars, weakened as prices in the commodities sectors fell.  The Canadian dollar also fell due to weakness in the energy markets.  The British pound moved lower in anticipation the Bank of England will continue to delay raising interest rates.  The Japanese yen declined after the Bank of Japan announced new stimulus initiatives. Prices in the crude oil markets fell on speculation sanctions against Iran will be lifted, which would further expand global supplies.  Oil markets also fell as downtrends in the Chinese equity markets weighed on forecasts for demand globally.  Natural gas and heating oil prices declined due to forecasts for warmer weather. Global equity markets finished a volatile month lower due to ongoing concerns surrounding the Chinese economy and due to the impact of steep price declines in the crude oil markets. U.S. Treasury markets moved sharply higher after the Bank of Japan announced further stimulus measures.  Investors also drove debt prices higher on speculation the recent volatility in the global economy, coupled with aggressive stimulus efforts abroad, could cause the Federal Reserve to delay raising interest rates.  Disappointing U.S. economic indicators also pushed debt prices higher.  U.K fixed income markets rallied on increased demand for safe-haven assets amid downturns in the European equity markets. Corn prices rose as production in India and South Africa fell and because of an improved outlook for economic growth and consumer demand.  Sugar markets fell on weak global demand and on heavy selling by large commodity funds.  Cocoa markets declined to multi-month lows due to improved forecasts for crop output from the Ivory Coast.  Coffee markets fell due to increased production from Vietnam.    Gold and silver prices rose in anticipation the downturns in the U.S. economy and equity markets may cause the Federal Reserve to delay raising interest rates.  Base metals markets fell because of continued elevated global supplies and reduced demand concerns fostered by equity market declines.

February. Grant Park recorded gains during the month. Class A units were up 2.95%, Class B units were up 2.94%, Legacy 1 Class units were up 3.05%, Legacy 2 Class units were up 3.04%, Global 1 Class units were up 3.16%, Global 2 Class units were up 3.17% and Global 3 Class units were up 3.05%.  The U.S. dollar weakened against its global counterparts as mixed U.S. economic data caused speculation the Federal Reserve could delay an additional increase in interest rates.  The Canadian dollar strengthened with a rally in the oil markets.  The euro and British pound weakened as concerns of a British exit from the European Union weighed on the currencies.  Prices in the crude oil markets rose slightly after data showed the number of oil-drilling rigs in the U.S. decreased and on reports OPEC members and Russia agreed to meet to discuss capping crude production at January levels.  Natural gas markets fell over 25% due to excess supplies and on forecasts for milder weather across the U.S.  U.S. and U.K. equity markets finished a volatile month slightly higher after revised data showed fourth-quarter growth in the U.S. economy was stronger than expected; a rally in oil prices also helped lift the equity markets.  Concerns about the strength of the Chinese economy caused Asian equity markets to decline.  Global fixed income markets moved higher on increased demand for safe-haven assets amidst rising concerns about global economic growth and the possibility England might exit the European Union.  Volatility in the equity markets added to the demand for fixed income investments. Corn and wheat prices declined as supplies exceeded demand and the USDA forecasted increased plantings.  Soybean markets finished lower as supplies increased amidst weak sales and forecasts of low prices for another year.  Sugar prices rose over 10% on projections that weather-disrupted supplies may not keep up with overall demand.  Cocoa markets rose as inclement weather threatened to reduce supplies from Ghana, the world’s second largest cocoa producing country.  Precious metals prices rose, driven by increased demand for safe-haven assets amidst equity market volatility and a weaker U.S. dollar.  Copper and base metal prices rose slightly on expectations of increased demand as China’s government announced several tax reductions which could lead to increased property sales.  Copper also benefitted from positive U.S. economic data, declining inventories and a weaker U.S. dollar.

March. Grant Park recorded losses during the month. Class A units were down 3.01%, Class B units were down 3.09%, Legacy 1 Class units were down 2.61%, Legacy 2 Class units were down 2.63%, Global 1 Class units were down 2.36%, Global 2 Class units were down 2.40% and Global 3 Class units were down 2.54%. The U.S. dollar fell against its global counterparts following the Federal Reserve's announcement it increase interest rates more slowly than previously discussed.  The Canadian dollar strengthened on the continued rally in crude oil markets.   The British pound strengthened as concerns eased over a British exit from the European Union.  The Australian dollar rose to its highest levels since August as GDP exceeded expectations.  Prices in the crude oil markets rose over 13% as U.S. production continued to fall and discussions continued among major oil producers about a potential output freeze.  Natural gas markets rose over 14% as U.S. storage levels fell and on forecasts for cooler weather in the U.S. which would boost heating-related demand. Global equity markets rose, fueled by rising oil and commodity prices and by a weaker U.S. dollar.  Equity markets were also helped by easing concerns over global growth, by the Federal Reserve's clarification about interest rate increases and by the European Central Bank's decision to cut interest rates and to increase its quantitative easing initiatives.  Global fixed income markets moved lower as positive economic data and gains in the equity and commodity markets reduced demand for the safe haven assets.  A weaker dollar also put pressure on the fixed income markets.  Wheat prices increased on expectations of smaller crop yields and on speculation a weaker U.S. dollar will enhance U.S. exports.  Soybean markets finished higher, bolstered by a weaker U.S. dollar and positive export sales data.  Sugar prices rose on increased demand and news that Brazil's sugar production for 2017 would be lower than the market anticipated.  Coffee markets rose as erratic weather patterns lowered expectations of future supplies. Gold prices declined after positive U.S. jobs and manufacturing data and gains in the equity markets reduced demand for the safe haven asset.  Copper prices rose on a weaker U.S. dollar, production cuts from copper producers and expectations China would unveil additional stimulus measures.

Three months ended March 31, 2015

Grant Park gained approximately 2.9% for the quarter due to strong performance in the financial markets.  Grant Park's long positions in the U.S. dollar were the primary driver for positive performances as the dollar strengthened throughout the quarter.

Grant Park's positive returns during January reflect a continuation of the key, long-term trends that led to a profitable 2014.  Long positions in fixed-income markets were positive as concerns about the Eurozone financial situation, coupled with speculation the Federal Reserve would delay raising interest rates, combined to drive fixed-income prices steadily higher.  Profits were partially offset by losses on long positions in the equity markets.  The same factors that benefited Grant Park’s fixed income sector also created minor losses in the equities investments.  In the currencies markets, short euro positions profited as the value of the euro fell after the European Central Bank (ECB) pledged to purchase over €1 trillion of Eurozone government debt as part of its quantitative easing initiative.  Short positions in the Swiss franc lost value when the Swiss National Bank unexpectedly announced the unpegging of the Swiss franc from the euro.  Grant Park’s active risk management was able to reduce exposure to the extreme change in the franc's value and avoided incurring significant losses.  In the commodity markets, short positions in crude oil added to Grant Park’s value as ongoing global over-production drove crude oil prices lower.

In February, Grant Park capitalized on reversals in the equity markets.  Long position in the global equities benefited from rallies that were prompted by strong U.S. corporate earnings and on optimism the Greek government would not default on its debt obligations.  Equity prices also rose after the Federal Reserve indicated an increase in U.S. interest rates would not occur until at least mid-year.  Gains in equities were slightly offset by losses in the fixed income sector as debt prices moved lower and against Grant Park's long positions.  Long gold positions also experienced setbacks as ongoing strength in the U.S. dollar put pressure on assets used to hedge dollar weakness.  Prices in the crude oil markets reversed higher - and against Grant Park's short positions - due to a decline in U.S. energy production and forecasts for expanded demand.

The positive performance during March was accomplished despite heavy volatility in the financial markets.  Long exposure to the equity and fixed-income sectors experienced setbacks early in the month amidst speculation the Federal Reserve would raise U.S. rates at mid-year.  Federal Reserve Chair Janet Yellen subsequently testified before congress and suggested a mid-year rate hike was unlikely; this prompted a reversal in both the debt and equity markets.  Grant Park’s long positions capitalized on the uptrend and recouped a large portion of early-month losses in the fixed income sector.  Long exposure to U.S. equity markets also experienced setbacks as weak corporate earnings forecasts and concerns surrounding the conflict in Yemen fostered liquidations.  Positions in the currency markets profited during the month as short exposure to the euro benefited from steep declines in the currency's value which were caused by the ECB's quantitative easing initiative.  Short positions in the British pound profited after the Bank of England’s decision to keep U.K. interest rates unchanged.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of March 31, 2016 and December 31, 2015 and the trading gains/losses by market category for the three months ended March 31, 2016 and the year ended December 31, 2015. All open position trading risk exposures of Grant Park, except for the swap transaction, have been included in calculating the figures set forth below. As of March 31,

2016, Grant Park’s net asset value was approximately $209.1 million. As of December 31, 2015, Grant Park’s net asset value was approximately $213.7 million.

	March 31, 2016
Market Sector	Value at Risk*	Trading Gain/(Loss)

Interest rates	0.8%	7.4%
Stock indices	0.4	1.0
Currencies & Forward Currency Contracts	0.2	(0.6)
Metals	0.2	(0.7)
Energy	0.1	1.1
Agriculturals/softs/meats	0.1	(0.5)

Aggregate/Total	0.9%	7.7%

	December 31, 2015
Market Sector	Value at Risk*	Trading Gain/(Loss)

Currencies & Forward Currency Contracts	0.5%	(1.5)%
Energy	0.5	3.5
Interest rates	0.4	(0.3)
Stock indices	0.3	(4.7)
Metals	0.3	(0.2)
Agriculturals/softs/meats	0.2	(3.4)

Aggregate/Total	1.2%	(6.6)%

* The VaR for a market sector represents the one day risk of loss for the aggregate exposure for that particular sector. The aggregate VaR represents the VaR of Grant Park’s open positions across all market sectors, excluding the swap transaction, and is less than the sum of the VaR of the individual market sectors due to the diversification benefit across all market sectors combined.

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of March 31, 2016, by market sector.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, Singapore, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of March 31, 2016, Grant Park was long interest rate instruments in the U.S., Eurozone, United Kingdom, Singapore, Japan, and New Zealand, and short interest rate instruments in Australia and Canada.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Hong Kong, China, Taiwan, South Africa, India, Turkey, Singapore, South Korea, and Australia.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts. As of March 31, 2016, Grant Park was predominantly long equities in the U.S., Japan, China, Australia, Canada, U.K.,  the Eurozone, Sweden, Singapore, Thailand, Taiwan, Turkey and Malaysia and short equities in Hong Kong, India and Poland.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future. As of March 31, 2016, Grant Park was long the U.S. dollar against the Australian dollar, British pound, euro, and Swiss franc, and short the U.S. dollar versus the Australian dollar, New Zealand dollar, Canadian dollar, Japanese yen and Mexican Peso.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel, and zinc. As of March 31, 2016 in the precious metals sector Grant Park had long positions in gold, platinum and silver.  In the base metals, Grant Park had long positions in copper, iron ore, zinc and tin, and had short positions in aluminum, nickel, and lead.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America. As of March 31, 2016, the energy market exposure of Grant Park was short natural gas, gas oil, phelix baseload quarterly, U.K. natural gas, and carbon emissions, and long crude oil, brent crude oil, heating oil and NY Harbor RBOB gas. Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in these markets.

Agriculturals/Softs/Meats

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of March 31, 2016, in the grains markets, Grant Park was long white maize, soybean oil and soybeans and short canola (rapeseed), corn, wheat, oat, rough rice and soybean meal.  Grant Park was long lean hogs and short live cattle and feeder cattle.  Grant Park was long sugar, crude palm oil, orange juice, lumber, coffee and rubber and short cocoa, cotton and fluid milk.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of March 31, 2016.

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

The general partner monitors Grant Park’s performance and the concentration of its open positions and consults with the trading advisors concerning Grant Park’s overall risk profile. If the general partner felt it necessary to do so, the general partner could require the trading advisors to close out individual positions as well as enter positions traded on behalf of Grant Park. However, any intervention would be a highly unusual event. Approximately 2% to 6% of Grant Park’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts.  The general partner primarily relies on the trading advisors’ own risk control policies while maintaining a general supervisory overview of Grant Park’s market risk exposures. The trading advisors apply their own risk management policies to their trading. The trading advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The trading advisors’ research of risk management often suggests ongoing modifications to their trading programs.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	None

Issuer Purchases of Equity Securities

(c)

The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended March 31, 2016.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)
	Unit		Unit		Unit		Unit		Unit		Unit		Unit

01/01/2016 through 01/31/2016	8.22	$1,139.48	1,854.38	$942.12	0.00	$873.31	0.00	$857.11	669.90	$853.04	164.50	$838.10	1,991.90	$743.94	4,688.90	(2)
02/01/2016 through 02/29/2016	97.99	$1,173.11	2,327.32	$969.83	124.69	$899.97	0.00	$883.16	1,342.55	$880.02	28.81	$864.66	5,593.89	$766.61	9,515.25	(2)
03/01/2016 through 03/31/2016	223.11	$1,137.81	1,995.35	$939.83	0.00	$876.49	61.56	$859.94	1,022.31	$859.23	196.06	$843.89	2,514.29	$747.15	6,012.68	(2)
Total	329.32	$1,148.36	6,177.05	$951.82	124.69	$899.97	61.56	$859.94	3,034.76	$867.06	389.37	$842.98	10,100.08	$757.29	20,216.83	(2)

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

(a)Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: May 16, 2016	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)