Form 10-Q
period 2016-06-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2016-08-15
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

QUARTER ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Equity in brokers' trading accounts:
Cash	$31,741,266	$38,781,351
Net unrealized gain (loss) on open futures contracts	8,110,991	827,595
Net unrealized gain (loss) on open forward currency contracts	723,770	(240,659)
Net unrealized gain (loss) on open swap contracts	(3,386,676)	1,168,100
Total equity in brokers' trading accounts	37,189,351	40,536,387
Cash and cash equivalents	64,457,003	64,625,503
Securities owned, at fair value (cost $101,007,230 and $116,001,074, respectively)	101,310,345	116,297,654
Interest receivable, net	13,950	13,737
Total assets	$202,970,649	$221,473,281
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$974,391	$1,158,521
Accrued incentive fees	497,427	674
Organization and offering costs payable	48,955	53,225
Accrued operating expenses	42,267	46,118
Pending limited partner additions	36,001	—
Redemptions payable to limited partners	3,983,867	6,479,904
Total liabilities	5,582,908	7,738,442
Partners' Capital (Net Asset Value)
General Partner
Class A (307.34 units outstanding at both June 30, 2016 and December 31, 2015)	352,129	335,868
Legacy 1 Class (574.13 and 1,025.00 units outstanding at June 30, 2016 and December 31, 2015, respectively)	509,353	858,478
Legacy 2 Class (263.13 units outstanding at both June 30, 2016 and December 31, 2015)	228,843	216,344
Global 1 Class (1,372.89 units outstanding at both June 30, 2016 and December 31, 2015)	1,199,295	1,122,622
Global 2 Class (231.81 and 1,329.58 units outstanding at June 30, 2016 and December 31, 2015, respectively)	198,949	1,067,693

Limited Partners
Class A (8,708.79 and 9,757.99 units outstanding at June 30, 2016 and December 31, 2015, respectively)	9,977,772	10,663,559
Class B (121,555.51 and 133,628.66 units outstanding at June 30, 2016 and December 31, 2015, respectively)	114,784,641	120,817,860
Legacy 1 Class (1,003.22 and 1,262.14 units outstanding at June 30, 2016 and December 31, 2015, respectively)	890,029	1,057,091
Legacy 2 Class (453.96 and 515.52 units outstanding at June 30, 2016 and December 31, 2015, respectively)	394,803	423,853
Global 1 Class (24,232.94 and 22,503.69 units outstanding at June 30, 2016 and December 31, 2015, respectively)	21,168,763	18,401,384
Global 2 Class (2,557.12 and 3,493.52 units outstanding at June 30, 2016 and December 31, 2015, respectively)	2,194,677	2,805,404
Global 3 Class (60,121.13 and 78,419.57 units outstanding at June 30, 2016 and December 31, 2015, respectively)	45,488,487	55,964,683
Total partners' capital (net asset value)	197,387,741	213,734,839
Total liabilities and partners' capital (net asset value)	$202,970,649	$221,473,281

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

June 30, 2016

(Unaudited)

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$33,737	0.02%	$185,176	0.09%	$218,913	0.11%
Currencies	$434,110	0.22%	$556,317	0.28%	$990,427	0.50%
Energy	$131,537	0.07%	$24,848	0.01%	$156,385	0.08%
Interest rates	$2,410,745	1.22%	$(159,929)	(0.08)%	$2,250,816	1.14%
Meats	$(67,605)	(0.03)%	$(30,589)	(0.02)%	$(98,194)	(0.05)%
Metals	$692,394	0.35%	$(70,723)	(0.04)%	$621,671	0.31%
Soft commodities	$210,304	0.11%	$29,570	0.01%	$239,874	0.12%
Stock indices and single stock futures	$609,530	0.30%	$(207,053)	(0.10)%	$402,477	0.20%
Total U.S. Futures Positions	$4,454,752		$327,617		$4,782,369

Foreign Futures Positions:
Agriculturals	$(3,404)	0.00%	$4,850	0.00%	$1,446	0.00%
Energy	$(26,293)	(0.01)%	$(15,346)	(0.01)%	$(41,639)	(0.02)%
Interest rates	$3,197,845	1.62%	$(134,160)	(0.07)%	$3,063,685	1.55%
Metals	$1,061,726	0.54%	$(1,554,552)	(0.79)%	$(492,826)	(0.25)%
Soft commodities	$16,366	0.01%	$(78)	0.00%	$16,288	0.01%
Stock indices	$595,582	0.31%	$186,086	0.09%	$781,668	0.40%
Total Foreign Futures Positions	$4,841,822		$(1,513,200)		$3,328,622
Total Futures Contracts	$9,296,574	4.71%	$(1,185,583)	(0.60)%	$8,110,991	4.11%

Forward Contracts *
Currencies	$(195,686)	(0.10)%	$919,456	0.47%	$723,770	0.37%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$114,970	0.05%	$—	0.00%	$114,970	0.05%
Deutsche Bank total return swap, Termination date July 1, 2020	$(3,501,646)	(1.77)%	$—	0.00%	$(3,501,646)	(1.77)%
Total Swap Contracts	$(3,386,676)	(1.72)%	$—	0.00%	$(3,386,676)	(1.72)%

Total Futures, Forward and
Swap Contracts	$5,714,212	2.89%	$(266,127)	(0.13)%	$5,448,085	2.76%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2016

(Unaudited)

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$50,500,000	4/20/2018-6/27/2019	Federal Farm Credit Banks, 1.1-1.3%	$50,626,465	25.65%
$18,235,000	7/27/2018-4/29/2019	Federal Home Loan Banks, 1.2-1.3%	$18,313,404	9.28%
	Total U.S. Government-sponsored enterprises (cost of $68,738,842)		$68,939,869	34.93%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,000,000	2/16/2018	American Honda Finance Co, 1.5%	$2,014,113	1.02%
$2,000,000	11/1/2016	Dominion Gas, 1.2%	$2,002,773	1.01%
$2,000,000	2/1/2018	Wells Fargo & Company, 1.7%	$2,173,148	1.10%
$10,034,000	9/21/2016-12/1/2017	Others, 1.2-1.8% **	$10,154,916	5.15%
	Total U.S. Corporate bonds (cost of $16,272,809)		$16,344,950	8.28%

Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$11,578,000	7/8/2016-1/3/2017	U.S. Commercial Paper, 0.8-1.4% **	$11,554,627	5.85%
$4,480,000	8/9/2016-11/10/2016	Foreign Commercial Paper, 0.9% **	$4,470,899	2.27%
	Total Commercial paper (cost of $15,995,579)		$16,025,526	8.12%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned	$101,310,345	51.33%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2015

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$38,500,000	4/20/2018-11/16/2018	Federal Farm Credit Banks, 1.1-1.4%	$38,605,179	18.06%
$43,735,000	3/29/2018-12/28/2018	Federal Home Loan Banks, 1.1-1.5%	$43,867,272	20.53%
	Total U.S. Government-sponsored enterprises (cost of $82,242,670)		$82,472,451	38.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,000,000	2/1/2018	Wachovia Corp, 1.7%	$2,211,634	1.03%
$12,284,000	9/21/2016-2/16/2018	Others, 1.2-1.8% **	$12,431,794	5.82%
	Total U.S. Corporate bonds (cost of $14,599,766)		$14,643,428	6.85%

Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$4,010,000	1/5/2016-2/1/2016	Foreign commercial paper, 0.5-0.8% **	$4,008,509	1.87%

$4,000,000	1/13/2016	National Grid PLC, 0.5%	$3,999,320	1.87%
$11,180,000	1/4/2016-3/18/2016	Others, 0.4-0.9% **	$11,173,946	5.23%
		Total U.S. Commercial paper	$15,173,266	7.10%

	Total Commercial paper (cost of $19,158,638)		$19,181,775	8.97%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned	$116,297,654	54.41%

**No individual position constituted greater than 1 percent of partners’ capital (net asset value).

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$(13,313)	$(17,645,279)	$14,597,651	$4,090,715
Change in unrealized	5,940,971	(6,370,198)	7,283,395	(10,985,720)
Commissions	(737,125)	(1,028,549)	(1,554,840)	(2,174,790)
Net gains (losses) from futures trading	5,190,533	(25,044,026)	20,326,206	(9,069,795)

Net gain (loss) from forward trading
Realized	$(267,066)	$(1,034,277)	$(383,893)	$(1,078,037)
Change in unrealized	643,629	755,034	964,429	497,445
Commissions	(682)	(1,387)	(1,835)	(3,464)
Net gains (losses) from forward trading	375,881	(280,630)	578,701	(584,056)

Net gain (loss) from swap trading
Change in unrealized	$(1,492,962)	$—	$(4,554,775)	$—
Net gains (losses) from swap trading	(1,492,962)	—	(4,554,775)	—

Net trading gains (losses)	4,073,452	(25,324,656)	16,350,132	(9,653,851)

Net investment income (loss)
Income
Interest income	343,960	339,023	695,919	688,756
Expenses from operations
Brokerage charge	2,452,780	3,528,078	5,224,596	7,486,926
Incentive fees	336,402	(298,357)	599,140	2,556,403
Organizational and offering costs	146,016	198,576	306,793	420,214
Operating expenses	126,124	171,656	264,938	363,042
Total expenses	3,061,322	3,599,953	6,395,467	10,826,585
Net investment loss	$(2,717,362)	$(3,260,930)	$(5,699,548)	$(10,137,829)
Net income (loss)	$1,356,090	$(28,585,586)	$10,650,584	$(19,791,680)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$7.90	$(125.80)	$52.91	$(89.31)
General Partner & Limited Partner Class B Units	$4.47	$(106.21)	$40.17	$(77.41)
General Partner & Limited Partner Legacy 1 Class Units	$10.68	$(89.50)	$49.63	$(57.57)
General Partner & Limited Partner Legacy 2 Class Units	$9.75	$(88.59)	$47.50	$(57.70)
General Partner & Limited Partner Global 1 Class Units	$14.32	$(87.59)	$55.84	$(55.00)
General Partner & Limited Partner Global 2 Class Units	$14.37	$(86.41)	$55.23	$(54.86)
General Partner & Limited Partner Global 3 Class Units	$9.46	$(81.26)	$42.95	$(55.99)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Six Months Ended June 30, 2016

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital,
December 31, 2015	307.34	$335,868	9,757.99	$10,663,559	—	$—	133,628.66	$120,817,860	1,025.00	$858,478	1,262.14	$1,057,091	263.13	$216,344	515.52	$423,853
Contributions	—	—	—	—	—	—	—	—	—	—	20.74	17,500	—	—	—	—
Redemptions	—	—	(1,049.20)	(1,176,651)	—	—	(12,073.15)	(11,319,894)	(450.87)	(400,000)	(279.66)	(244,686)	—	—	(61.56)	(52,938)
Net income (loss)	—	16,261	—	490,864	—	—	—	5,286,675	—	50,875	—	60,124	—	12,499	—	23,888
Partners’ capital,
June 30, 2016	307.34	$352,129	8,708.79	$9,977,772	—	$—	121,555.51	$114,784,641	574.13	$509,353	1,003.22	$890,029	263.13	$228,843	453.96	$394,803

Net asset value per unit at December 31, 2015		$1,092.80				$904.13				$837.54				$822.19

Net asset value per unit at June 30, 2016		$1,145.71				$944.30				$887.17				$869.69

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2015	1,372.89	$1,122,622	22,503.69	$18,401,384	1,329.58	$1,067,693	3,493.52	$2,805,404	—	$—	78,419.57	$55,964,683	$213,734,839
Contributions	—	—	6,412.74	5,423,257	—	—	—	—	—	—	—	—	5,440,757
Redemptions	—	—	(4,683.49)	(4,027,419)	(1,097.77)	(900,000)	(936.40)	(782,051)	—	—	(18,298.44)	(13,534,800)	(32,438,439)
Net income (loss)	—	76,673	—	1,371,541	—	31,256	—	171,324	—	—	—	3,058,604	10,650,584
Partners’ capital,
June 30, 2016	1,372.89	$1,199,295	24,232.94	$21,168,763	231.81	$198,949	2,557.12	$2,194,677	—	$—	60,121.13	$45,488,487	$197,387,741

Net asset value per unit at December 31, 2015		$817.71				$803.03				$713.66

Net asset value per unit at June 30, 2016		$873.55				$858.26				$756.61

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Six Months Ended June 30, 2015

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital,
December 31, 2014	307.34	$383,435	12,125.34	$15,127,238	—	$—	155,869.84	$161,924,013	1,025.00	$958,529	1,802.74	$1,685,836	263.13	$242,148	724.42	$666,651
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(340.82)	(418,590)	—	—	(8,094.06)	(8,369,177)	—	—	(128.48)	(117,384)	—	—	(168.67)	(153,170)
Net income (loss)	—	(27,449)	—	(1,059,096)	—	—	—	(11,479,305)	—	(59,013)	—	(99,162)	—	(15,182)	—	(34,117)
Partners’ capital,
June 30, 2015	307.34	$355,986	11,784.52	$13,649,552	—	$—	147,775.78	$142,075,531	1,025.00	$899,516	1,674.26	$1,469,290	263.13	$226,966	555.75	$479,364

Net asset value per unit at December 31, 2014		$1,247.57				$1,038.84				$935.15				$920.26

Net asset value per unit at June 30, 2015		$1,158.26				$961.43				$877.58				$862.56

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2014	1,372.89	$1,253,774	9,206.57	$8,407,766	1,329.58	$1,194,874	5,196.84	$4,670,326	—	$—	125,561.73	$102,014,598	$298,529,188
Contributions	—	—	14,680.28	13,586,569	—	—	—	—	—	—	1,698.43	1,403,003	14,989,572
Redemptions	—	—	(2,953.19)	(2,680,801)	—	—	(375.17)	(335,356)	—	—	(30,152.99)	(24,702,230)	(36,776,708)
Net income (loss)	—	(75,498)	—	(1,347,368)	—	(72,940)	—	(266,324)	—	—	—	(5,256,226)	(19,791,680)
Partners’ capital,
June 30, 2015	1,372.89	$1,178,276	20,933.66	$17,966,166	1,329.58	$1,121,934	4,821.67	$4,068,646	-	$—	97,107.17	$73,459,145	$256,950,372

Net asset value per unit at December 31, 2014		$913.24				$898.69				$812.47

Net asset value per unit at June 30, 2015		$858.24				$843.83				$756.48

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

There were no assets allocated to GP 3, GP 6 and GP 15 as of June 30, 2016 and December 31, 2015.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed.  As of June 30, 2016, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2013.

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At June 30, 2016 and December 31, 2015, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Swap contracts: Certain Trading Companies of the Partnership strategically allocate a portion or all of their assets to total return swaps selected at the direction of the General Partner. A swap is a bilaterally negotiated agreement between two parties to exchange cash flows based upon an asset, rate or some other reference index. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of commodities or other investments representing a particular index.  Changes in the value of the swap agreement are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. Realized gains and losses from a decrease in the notional value of the swap are recognized on trade date. A liquidation payment received or made at the termination of the swap agreement will first be offset against the swap balance outstanding at the time the position is liquidated, with the remainder being recorded as a realized gain or loss in the consolidated statement of operations.  Through its Trading Companies the Partnership has entered into total return swaps with Deutsche Bank AG.  The Partnership maintains cash as collateral to secure its obligations under the swaps.  As of June 30, 2016 and December 31, 2015, the notional value of the swaps was $54,638,617 and $20,000,000, respectively, and the cash margin balance was $13,000,000 and $4,000,000, respectively.  The swaps were effective July 1, 2015 and April 5, 2016 and have a term of five years and three years, respectively.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the period ended June 30, 2016 and 2015, substantially all investments are carried at fair value and classified as Level 1 and Level 2 measurements, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of Effective Date, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The amendments in ASU 2014-09 affect any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  In March 2016, April 2016 and May 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, respectively.  The amendments in these updates affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration.   The guidance is effective for annual reporting periods beginning after December 15, 2017.  The Partnership is currently evaluating the impact these pronouncements would have on its consolidated financial statements.

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

The investments in total return swaps are reported at fair value based on daily price reporting from the swap counterparty. The Partnership’s swap transactions are a two-party contract entered into primarily to exchange the returns earned or realized on particular pre-determined investments or instruments. The gross returns to be exchanged or swapped between parties are calculated with respect to a notional amount. The total return swaps have inputs which are transparent and can generally be corroborated by market data and therefore are classified within Level 2 of the fair value hierarchy.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$8,110,991	$—	$—	$8,110,991
Forward currency contracts	—	723,770	—	723,770
Swap contracts	—	(3,386,676)	—	(3,386,676)
Cash and cash equivalents
Bank deposits	4,128,596	—	—	4,128,596
Foreign commercial paper	—	1,649,065	—	1,649,065
U.S. commercial paper	—	58,662,235	—	58,662,235
Securities owned
Foreign commercial paper	—	4,470,899	—	4,470,899
U.S. commercial paper	—	11,554,627	—	11,554,627
U.S. Government-sponsored enterprises	—	68,939,869	—	68,939,869
U.S. corporate bonds	—	16,344,950	—	16,344,950
Total	$12,239,587	$158,958,739	$—	$171,198,326

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the three and six months ended June 30, 2016 and year ended December 31, 2015.

Note 3. Deposits with Brokers and Interbank Market Makers

The Partnership, through the Trading Companies, deposits assets with UBS Securities LLC, SG Americas Securities, LLC, formerly Newedge USA, LLC, and Wells Fargo Securities, LLC subject to CFTC regulations and various exchange and broker requirements. Margin requirements may be satisfied by the deposit of U.S. Treasury bills, Government- sponsored enterprise securities and/or cash with such clearing brokers. The Partnership may earn interest income on its assets deposited with the clearing brokers.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amount of $2,452,780 and $5,224,596, respectively, for the three and six months ended June 30, 2016 and $3,528,078 and $7,486,926, respectively, for the three and six months ended June 30, 2015, are shown on the consolidated statements of operations.

Transaction costs and consulting fees are taken into account in determining the net amount the Partnership receives or pays in connection with swap transactions, but such costs or fees are not directly charged to the Partnership

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

or any of its trading companies. The general partner will reduce (but not below zero) the brokerage charge by the amount of such costs and fees. Each class of units pays a fee to a counterparty in respect of any swap transaction of up to 0.50% of the notional amount of such swap transaction.

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $146,016 and $306,793, respectively, for the three and six months ended June 30, 2016, and $198,576 and $420,214, respectively, for the three and six months ended June 30, 2015, are shown on the consolidated statement of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $126,124 and $264,938, respectively, for the three and six months ended June 30, 2016 and $171,656 and $363,042, respectively, for the three and six months ended June 30, 2015, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the general partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership.  The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period.  For the three and six months ended June 30, 2016, EMC was paid approximately $118,600 and $258,900, respectively, in consulting fees and $0 and $40,800, respectively, in incentive fees.  For the three and six months ended June 30, 2015, EMC was paid approximately $126,400 and $252,400, respectively, in consulting fees and $12 and $55,300, respectively, in incentive fees.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Total return – Class A Units	0.69%	(9.80)%	4.84%	(7.16)%
Total return – Class B Units	0.48%	(9.95)%	4.44%	(7.45)%
Total return – Legacy 1 Class Units	1.22%	(9.25)%	5.93%	(6.16)%
Total return – Legacy 2 Class Units	1.13%	(9.31)%	5.78%	(6.27)%
Total return – Global 1 Class Units	1.67%	(9.26)%	6.83%	(6.02)%
Total return – Global 2 Class Units	1.70%	(9.29)%	6.88%	(6.10)%
Total return – Global 3 Class Units	1.27%	(9.70)%	6.02%	(6.89)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	5.46%	5.65%	5.59%	5.77%
Incentive fees (2)	0.17%	(0.11)%	0.29%	0.89%
Total expenses	5.63%	5.54%	5.88%	6.66%
Net investment loss (1) (3)	(4.77)%	(5.16)%	(4.92)%	(5.29)%

(1)	Annualized.
(2)	Not annualized.
(3)	Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and six months ended June 30, 2016 and 2015 (annualized).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The following per unit performance calculations reflect activity related to the Partnership for the three and six months ended June 30, 2016 and 2015.

Class A Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,137.81	$1,284.06	$1,092.80	$1,247.57
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	23.15	(110.85)	84.18	(45.06)
Expenses net of interest income*	(15.25)	(14.95)	(31.27)	(44.25)
Total income (loss) from operations	7.90	(125.80)	52.91	(89.31)
Net asset value per unit at end of period	$1,145.71	$1,158.26	$1,145.71	$1,158.26

Class B Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$939.83	$1,067.64	$904.13	$1,038.84
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	19.07	(92.09)	69.55	(37.14)
Expenses net of interest income*	(14.60)	(14.12)	(29.38)	(40.27)
Total income (loss) from operations	4.47	(106.21)	40.17	(77.41)
Net asset value per unit at end of period	$944.30	$961.43	$944.30	$961.43

Legacy 1 Class Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$876.49	$967.08	$837.54	$935.15
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	18.32	(83.65)	65.35	(34.27)
Expenses net of interest income*	(7.64)	(5.85)	(15.72)	(23.30)
Total income (loss) from operations	10.68	(89.50)	49.63	(57.57)
Net asset value per unit at end of period	$887.17	$877.58	$887.17	$877.58

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Legacy 2 Class Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$859.94	$951.15	$822.19	$920.26
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	17.57	(82.22)	63.40	(33.01)
Expenses net of interest income*	(7.82)	(6.37)	(15.90)	(24.69)
Total income (loss) from operations	9.75	(88.59)	47.50	(57.70)
Net asset value per unit at end of period	$869.69	$862.56	$869.69	$862.56

Global 1 Class Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$859.23	$945.83	$817.71	$913.24
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	21.19	(82.50)	70.03	(34.50)
Expenses net of interest income*	(6.87)	(5.09)	(14.19)	(20.50)
Total income (loss) from operations	14.32	(87.59)	55.84	(55.00)
Net asset value per unit at end of period	$873.55	$858.24	$873.55	$858.24

Global 2 Class Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$843.89	$930.24	$803.03	$898.69
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	20.36	(81.51)	68.37	(33.64)
Expenses net of interest income*	(5.99)	(4.90)	(13.14)	(21.22)
Total income (loss) from operations	14.37	(86.41)	55.23	(54.86)
Net asset value per unit at end of period	$858.26	$843.83	$858.26	$843.83

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Global 3 Class Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$747.15	$837.74	$713.66	$812.47
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	17.95	(73.38)	60.44	(29.61)
Expenses net of interest income*	(8.49)	(7.88)	(17.49)	(26.38)
Total income (loss) from operations	9.46	(81.26)	42.95	(55.99)
Net asset value per unit at end of period	$756.61	$756.48	$756.61	$756.48

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

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The Partnership utilizes UBS Securities LLC, SG Americas Securities, LLC and Wells Fargo Securities, LLC as its clearing brokers.

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value.  The cash deposited with the FCMs, interbank market makers and swap counterparties at June 30, 2016 and December 31, 2015 was $31,741,266 and $38,781,351, respectively, which was 16.08% and 18.14% of the net asset value, respectively.

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

For the three and six months ended June 30, 2016, the monthly average futures contracts bought and sold was approximately 56,367 and 54,775, respectively, and the monthly average forward contracts bought and sold was approximately 1,034 and 767, respectively. For the three and six months ended June 30, 2015, the monthly average futures contracts bought and sold was approximately 74,737 and 73,571, respectively, and the monthly average forward

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

contracts bought and sold was approximately 17,117 and 16,106, respectively. The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments at June 30, 2016 and December 31, 2015

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	6/30/2016	6/30/2016	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$461,728	$(241,369)	$220,359

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	1,281,566	(291,139)	990,427

Energy contracts	Net Unrealized gain (loss) on open futures contracts	304,244	(189,498)	114,746

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	5,742,448	(427,947)	5,314,501

Meats contracts	Net Unrealized gain (loss) on open futures contracts	39,083	(137,277)	(98,194)

Metals contracts	Net Unrealized gain (loss) on open futures contracts	1,807,099	(1,678,254)	128,845

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	304,602	(48,440)	256,162

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	1,733,120	(548,975)	1,184,145

		$11,673,890	$(3,562,899)	$8,110,991

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$1,614,917	$(891,147)	$723,770

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$114,970	$(3,501,646)	$(3,386,676)

*At June 30, 2016, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	50%
Forward currency contracts	37%
Stock indices	13%
Total	100%

Deutsche Bank total return swap, termination date March 29, 2019
Interest rate contracts	82%
Forward currency contracts	10%
Stock indices	4%
Agricultural contracts	2%
Metals contracts	2%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	12/31/2015	12/31/2015	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$708,940	$(192,304)	$516,636

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	1,586,035	(488,106)	1,097,929

Energy contracts	Net Unrealized gain (loss) on open futures contracts	1,861,351	(1,035,133)	826,218

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	853,598	(2,119,167)	(1,265,569)

Meats contracts	Net Unrealized gain (loss) on open futures contracts	18,294	(165,939)	(147,645)

Metals contracts	Net Unrealized gain (loss) on open futures contracts	1,206,519	(912,776)	293,743

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	101,389	(273,791)	(172,402)

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	614,583	(935,898)	(321,315)

		$6,950,709	$(6,123,114)	$827,595

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$682,325	$(922,984)	$(240,659)

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$1,168,100	$—	$1,168,100

*At December 31, 2015, the sector exposure of the CTA indices underlying the swap was:

Interest rate contracts	43%
Forward currency contracts	42%
Stock indices and stock index options	15%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2016 and 2015

		Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Type of Contract		June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Agriculturals contracts	Net gain (loss) from futures trading	$2,599,202	$(274,810)	$2,049,864	$(2,031,717)
Currencies contracts	Net gain (loss) from futures trading	(69,920)	(4,822,842)	(1,440,763)	683,243
Energy contracts	Net gain (loss) from futures trading	268,951	(3,846,784)	2,653,852	(3,976,486)
Interest rates contracts	Net gain (loss) from futures trading	8,790,630	(8,239,626)	24,228,082	337,357
Meats contracts	Net gain (loss) from futures trading	(173,044)	(786,894)	(421,118)	(209,605)
Metals contracts	Net gain (loss) from futures trading	(883,289)	(1,904,459)	(2,280,584)	(4,202,829)
Soft commodities contracts	Net gain (loss) from futures trading	(691,314)	(313,200)	(1,001,939)	(213,128)
Stock indices	Net gain (loss) from futures trading	(3,913,558)	(3,826,862)	(1,906,348)	2,718,160
Forward Currency Contracts	Net gain (loss) from forward trading	376,563	(279,243)	580,536	(580,592)
Swap Contracts	Net gain (loss) from swap trading	(1,492,962)	—	(4,554,775)	—

		$4,811,259	$(24,294,720)	$17,906,807	$(7,475,597)

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Line Item in Consolidated Statement of Operations	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net gain (loss) from futures trading
Realized	$(13,313)	$(17,645,279)	$14,597,651	$4,090,715
Change in unrealized	5,940,971	(6,370,198)	7,283,395	(10,985,720)
Total realized and changed in unrealized net gain (loss) from futures trading	$5,927,658	$(24,015,477)	$21,881,046	$(6,895,005)

Net gain (loss) from forward trading
Realized	$(267,066)	$(1,034,277)	$(383,893)	$(1,078,037)
Change in unrealized	643,629	755,034	964,429	497,445
Total realized and changed in unrealized net gain (loss) from forward trading	$376,563	$(279,243)	$580,536	$(580,592)

Net gain (loss) from swap trading
Change in unrealized	$(1,492,962)	—	$(4,554,775)	—
Total realized and changed in unrealized net gain (loss) from swap trading	$(1,492,962)	$—	$(4,554,775)	$—

Total realized and changed in unrealized net gain (loss) from futures, forward and swap trading	$4,811,259	$(24,294,720)	$17,906,807	$(7,475,597)

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition:

Offsetting of Derivative Assets

As of June 30, 2016

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$11,673,890	$(3,562,899)	$8,110,991
Forward contracts	1,614,917	(891,147)	723,770
Swap contracts	114,970	(3,501,646)	(3,386,676)
Total derivatives	$13,403,777	$(7,955,692)	$5,448,085

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Offsetting of Derivative Liabilities

As of June 30, 2016

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$3,562,899	$(3,562,899)	$—
Forward contracts	891,147	(891,147)	—
Swap contracts	3,501,646	(3,501,646)	—
Total derivatives	$7,955,692	$(7,955,692)	$—

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of June 30, 2016

		Gross Amounts Not Offset in the Consolidated
		Statement of Financial Condition
	Net Amount of
	Unrealized Gain
	Presented in
	the Consolidated
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Deutsche Bank AG	$(3,386,676)	$—	$—	$(3,386,676)
SG Americas Securities, LLC	5,354,064	—	—	5,354,064
UBS Securities LLC	3,450,697	—	—	3,450,697
Wells Fargo Securities, LLC	30,000	—	—	30,000
Total	$5,448,085	$—	$—	$5,448,085

Offsetting of Derivative Assets

As of December 31, 2015

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$6,950,709	$(6,123,114)	$827,595
Forward contracts	682,325	(922,984)	(240,659)
Swap contracts	1,168,100	—	1,168,100
Total derivatives	$8,801,134	$(7,046,098)	$1,755,036

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
	Net Amount of
	Unrealized Gain
	Presented in
	the Consolidated
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Deutsche Bank AG	$1,168,100	$—	$—	$1,168,100
ED&F Man Capital Markets Inc	525,206			525,206
SG Americas Securities, LLC	281,024	—	—	281,024
UBS Securities LLC	(219,294)	—	—	(219,294)
Total	$1,755,036	$—	$—	$1,755,036

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure.  Subsequent to June 30, 2016, there were contributions and redemptions totaling approximately $2,993,000 and $2,957,000, respectively.

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 9, LLC (“GP 9”)       GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)   GP 6, LLC (“GP 6”)   GP 11, LLC (“GP 11”)   GP 17, LLC (“GP 17”)

GP 4, LLC (“GP 4”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)   GP 18, LLC (“GP 18”)

There were no assets allocated to GP 3, GP 6, and GP 15 as of June 30, 2016

Grant Park invests through the Trading Companies with independent professional commodity trading advisors or through swap transactions based on reference programs of such advisors. Amplitude Capital International Limited, EMC Capital Advisors LLC, H2O Asset Management LLP, Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Revolution Capital Management LLC, Transtrend B.V. and Winton Capital Management Limited serve as Grant Park’s commodity trading advisors or through swap transactions based on reference programs of such advisors. Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of June 30, 2016, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors or through swap transactions based on reference programs of such advisors to Amplitude, EMC, H2O, Lynx, Quantica, Rabar, RCM, Transtrend and Winton. No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of June 30, 2016:

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and six months ended June 30, 2016 and 2015, are set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total return – Class A Units	0.69%	(9.80)%	4.84%	(7.16)%
Total return – Class B Units	0.48%	(9.95)%	4.44%	(7.45)%
Total return – Legacy 1 Class Units	1.22%	(9.25)%	5.93%	(6.16)%
Total return – Legacy 2 Class Units	1.13%	(9.31)%	5.78%	(6.27)%
Total return – Global 1 Class Units	1.67%	(9.26)%	6.83%	(6.02)%
Total return – Global 2 Class Units	1.70%	(9.29)%	6.88%	(6.10)%
Total return – Global 3 Class Units	1.27%	(9.70)%	6.02%	(6.89)%

Grant Park’s total net asset value at June 30, 2016 was approximately $197.4 million, at December 31, 2015 was approximately $213.7 million, and at June 30, 2015 was approximately $257.0 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding the swap transaction, for the three and six months ended June 30, 2016 and 2015.

	% Gain (Loss)	% Gain (Loss)	% Gain (Loss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Agriculturals	1.3%	(0.1)%	1.0%	(0.8)%
Currencies	—	(1.9)	(0.7)	0.3
Energy	0.1	(1.5)	1.3	(1.6)
Interest rates	4.5	(3.3)	12.3	0.1
Meats	(0.1)	(0.3)	(0.2)	(0.1)
Metals	(0.4)	(0.7)	(1.2)	(1.6)
Soft commodities	(0.4)	(0.1)	(0.5)	(0.1)
Stock indices	(2.0)	(1.5)	(1.0)	1.1
Forward Currency Contracts	0.2	(0.1)	0.3	(0.2)

Total	3.2%	(9.5)%	11.3%	(2.9)%

Three months ended June 30, 2016 compared to three months ended June 30, 2015

For the three months ended June 30, 2016, Grant Park had a positive return of approximately 0.7% for the Class A units, a positive return of approximately 0.5% for the Class B units, a positive return of approximately 1.2% for the Legacy 1 Class units, a positive return of approximately 1.1% for the Legacy 2 Class units, a positive return of approximately 1.7% for the Global 1 Class units, a positive return of approximately 1.7% for the Global 2 Class units, and a positive return of approximately 1.3% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading profits of approximately 3.2% which were decreased by losses of approximately 0.8% from swap transactions and increased by gains of approximately 0.2% from interest income. These trading profits were decreased by approximately 1.8% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2015, Grant Park had a negative return of approximately 9.8% for the Class A units, a negative return of approximately 10.0% for the Class B units, a negative return of approximately 9.3% for the Legacy 1 Class units, a negative return of approximately 9.3% for the Legacy 2 Class units, a negative return of approximately 9.3% for the Global 1 Class units, a negative return of approximately 9.3% for the Global 2 Class units and a negative return of approximately 9.7% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 9.5%, which were decreased by gains of approximately 0.1% from interest income. These trading losses were increased by approximately 0.4% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

For the six months ended June 30, 2016, Grant Park had a positive return of approximately 4.8% for the Class A units, a positive return of approximately 4.4% for the Class B units, a positive return of approximately 5.9% for the Legacy 1 Class units, a positive return of approximately 5.8% for the Legacy 2 Class units, a positive return of approximately 6.8% for the Global 1 Class units, a positive return of approximately 6.9% for the Global 2 Class units, and a positive return of approximately 6.0% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading profits of approximately 11.3% which were decreased by losses of approximately 2.3% from swap transactions and increased by approximately 0.4% from interest income. These trading profits were decreased by approximately 4.3% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2015, Grant Park had a negative return of approximately 7.2% for the Class A units, a negative return of approximately 7.5% for the Class B units, a negative return of approximately 6.2% for the Legacy 1 Class units, a negative return of approximately 6.3% for the Legacy 2 Class units, a negative return of approximately 6.0% for the Global 1 Class units, a negative return of approximately 6.1% for the Global 2 Class units and a negative return of approximately 6.9% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 2.9%, which were decreased by gains of approximately 0.3% from interest income. These trading losses were increased by approximately 4.5% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three and six months ended June 30, 2016

Grant Park's performance for the quarter was positive and was primarily driven by fixed income investments.  During the April-through-June period, there were three themes that influenced the markets in which Grant Park invests.  Domestically, uncertainty about the strength of the U.S. and global economy undermined the confidence of investors and policy makers.  Additionally, market sentiment during the majority of the quarter expected the Federal Reserve to raise interest rates, perhaps as early as April.   That possibility was removed during June when the Federal Reserve decided to delay further interest rate increases.  Yields on fixed income instruments continued to fall to historic lows and more sovereign debt instruments produced negative yields.  Finally, the unexpected decision by U.K. citizens to withdraw from the European Union produced calamitous repercussions on the global financial markets.

Grant Park's performance during April was negative and was largely driven by price reversals in the financial sectors, primarily in the fixed income and equities markets.  Equity prices rose in anticipation of higher interest rates, on positive economic news about the Chinese economy and following U.S. employment data, only to reverse direction following disappointing corporate earnings reports.  Losses were concentrated in the technology sector, where Microsoft's and Google's earnings were weaker than expected and Apple reported its first revenue drop in 13 years.  The currencies sector was equally volatile as the U.S. dollar initially fell on interest-rate-related concerns; it regained strength amidst global market uncertainty.  The Japanese yen, Australian dollar and Canadian dollar also reversed direction throughout the month.  The commodities sectors were also volatile, where precious metals prices reacted to changing currency values and to investor demand for safe haven assets.  This sector partially offset the losses within the financial sectors.  In the energy sector, profits in crude oil were offset by losses in natural gas.  The grains and foods sector also provided mixed returns, where profitable soybean and soybean meal investments were partially offset by losses in cotton and corn.

The uncertain market movements and frequent price reversals continued during May.  Overall Grant Park performance during May was negative as the financial sectors continued to reverse price directions in anticipation of the Federal Reserve's decision to raise interest rates.  Equity markets fell during early May as global data about economic growth was mixed and reported corporate performance remained weak.  Global equity markets rose during the last half of the month as oil prices increased and economic indicators for future global growth improved.   In the currencies sector, the dollar strengthened against emerging-market currencies; commodity-related currencies appreciated as the energy complex rallied.  The British pound strengthened on lowered expectations the U.K. would vote to leave the European Union.  The actions of the currencies and equities sectors negatively impacted precious metals positions, where prices reversed direction several times. Positive performance by fixed income investments partially offset the currency sector's losses, as did positions in the energies and grains sectors.   Crude oil prices rose to a six-month high, driven by increased demand and falling supplies.  Soybean and soybean meal positions profited as demand increased and the amount of available supplies were much lower than expected.

Grant Park's performance during June was positive and offset Grant Park's losses for the quarter.  Positive performance was driven by the fixed income sector.  Yields fell on global debt instruments throughout the month, propelled by the Federal Reserve's decision to delay raising interest rates and accelerated by the U.K.'s vote to leave the European Union.  Various U.S, U.K., German, and Japanese fixed income instruments reached historic low-yields; the 10-yr. German Bund fell to negative yields for the first time ever.  The currencies sector reacted to the pressures in the fixed income sector and Grant Park benefited from a combination of cross-currency investments.  The global equities markets roiled during post-Brexit trading sessions and partially offset some of Grant Park's gains in the financial sectors.  Investments in precious metals also contributed to positive performance as investors sought safe-haven alternatives to equity and fixed income investments.  Erratic price movement in the base metals markets partially offset the overall sector gains.  The energy and grains/foods sectors also contributed positive performance to Grant Park's portfolio.

Key trading developments for Grant Park during the first six months of 2016 included the following:

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

April. Grant Park recorded losses during the month. Class A units were down 2.03%, Class B units were down 2.08%, Legacy 1 Class units were down 1.85%, Legacy 2 Class units were down 1.87%, Global 1 Class units were down 1.79%, Global 2 Class units were down 1.85% and Global 3 Class units were down 2.01%. The U.S. dollar weakened against its global counterparts on expectations the Federal Reserve would proceed cautiously in adjusting interest rates, thereby lowering expectations of a rate hike in April or June. The Japanese yen strengthened after the Bank of Japan left its monetary policy unchanged.  The Canadian dollar strengthened in anticipation the next OPEC meeting would announce production caps.  Positive housing data also added strength to the currency.  The British pound moved higher following better-than-expected economic news out of the Eurozone. Prices in the crude oil markets rose almost 20% after U.S. inventory levels unexpectedly declined and signs showed U.S. production is likely to continue to decrease.  Natural gas and heating oil prices rose on forecasts for cooler weather and on reports the number of natural gas rigs are at the lowest levels since November 2009. Global equity markets finished slightly higher despite disappointing earnings reports, particularly in the technology sector.  Global equity markets rose on better-than-expected Chinese trade data, lower expectations of an immediate U.S. interest rate hike and positive U.S. employment data.    Global fixed income markets moved lower due to positive Chinese trade data, encouraging U.S. employment data and shifting expectations about rate hikes. Corn and soybean markets rose to year-to-date highs caused by three factors:  reports from the USDA of strong export sales; indications of economic stabilization in China; and concerns about potentially adverse weather conditions during the upcoming growing season.  Sugar prices rose on increased demand and forecasts of a supply deficit, as well as on reports India could begin importing sugar this year.  Coffee prices moved lower, pressured by a weaker Brazilian real and expectations of high yields from Brazil’s upcoming harvest.  Cocoa prices increased on weaker production data from Europe. Precious metals moved higher as concerns over the strength of the global economy increased demand for the safe haven asset.  Copper and base metals prices moved higher as positive economic data from China led to expectations of increased demand.

May. Grant Park recorded losses during the month. Class A units were down 2.12%, Class B units were down 2.17%, Legacy 1 Class units were down 1.93%, Legacy 2 Class units were down 1.95%, Global 1 Class units were down

2.24%, Global 2 Class units were down 2.27% and Global 3 Class units were down 2.41%. The U.S. dollar strengthened against its global counterparts due to speculation about an interest rate increase and on disappointing international economic data which is suggestive of sluggish global growth.  The Japanese yen declined ahead of the G7 meeting which discussed potential Japanese plans to weaken their currency.  The Canadian dollar fell on disappointing economic data. Crude oil prices rose as demand increased and risks to future supplies were reinforced by a pipeline disruption in Nigeria and wildfires in Alberta, Canada.  A decline in the number of active U.S. oil rigs and in U.S. crude stockpiles also moved crude oil markets higher.  Natural gas prices rose as forecasts for warm weather raised expectations of increased demand.    Global equity markets finished higher on increasing oil prices, better than expected earnings and positive global cues. U.S. fixed income markets were mixed, with shorter-term treasuries down slightly on growing expectations of a possible interest rate hike.  U.K fixed income markets rose on increased demand and as investors await a vote over a possible British exit from the European Union. Corn and soybean markets rose on improving demand, on USDA reports of slower planting progress in the U.S. and on smaller crop yields from South America.  The USDA also reported soybean supplies were much lower than expected, which bolstered the markets.  Cocoa prices fell in anticipation the  current ideal crop-growing conditions could cause a potential surplus.  Sugar markets rose on increased demand and continued weak supplies. Precious metals markets declined due to three factors:  strength in the U.S. dollar, strength in the equity markets and indications the Federal Reserve may increase interest rates in the near term.  Copper and base metals prices moved lower amidst concerns over mounting debt and slowing growth in China.

June. Grant Park recorded gains during the month. Class A units were up 5.00%, Class B units were up 4.89%, Legacy 1 Class units were up 5.15%, Legacy 2 Class units were up 5.12%, Global 1 Class units were up 5.89%, Global 2 Class units were up 6.02% and Global 3 Class units were up 5.90%.The currencies sector reacted to the pressures the Brexit referendum caused in the fixed-income sector and the Fund benefited from a combination of cross-currency investments.  The British pound fell over 11% immediately after the voting results were announced and only partially recovered against the U.S. dollar by month's end.  Crude oil prices moved within a narrow range throughout the month, rose, and ended the month essentially unchanged.  Natural gas prices continued a three-month rise as weather-related demand continued to increase.  The global equities markets roiled during post-Brexit trading sessions.  Equities in Europe and Asia experienced sharp declines after the British vote but were able to partially recover value before the end of the month.  Yields fell on global debt instruments throughout the month, propelled by the Federal Reserve's decision to delay raising interest rates, and were accelerated by the U.K.'s vote to leave the European Union.  Various U.S., U.K., German, and Japanese fixed-income instruments reached historic-low yields. Soybean prices traded over a wide price range during the month and ended the month slightly below the intra-month high.  Corn and wheat prices fell sharply during the last two weeks of June as continued moderate weather is creating ideal growing conditions and estimates for this season's crop yield continue to increase.  Precious metals markets rose sharply as investors sought safe-haven assets in the uncertainty about the implications and timing of the U.K.'s withdrawal from the European Union.  General uncertainty about the overall strength of the regional economics caused prices to move erratically.

Three and six months ended June 30, 2015

Grant Park returned -9.8% for the quarter as a result of strong declines in the financial markets.  Grant Park’s long exposure to the equity and fixed-income sectors lost value as prices sharply reversed direction against recent long-term trends.  The acceleration of the Greek economic crisis and ongoing uncertainty regarding timing of the U.S. Federal Reserve's interest rate increase were the dominant themes throughout the quarter.

In April, European fixed-income markets moved lower and against Grant Park’s positions as economic data from the Eurozone suggested the ECB's quantitative easing initiatives by the ECB were working; this reduced demand for safe-haven assets.  U.S. Treasury markets also fell, pressured by liquidations caused by uncertainty surrounding the U.S. interest rate hikes.  Finally, global debt markets weakened after China announced new regulations designed to fuel economic growth.  The news from China, however, benefitted Grant Park’s equity positions.  Prospects for a stronger Chinese economy strengthened investor confidence and fueled a rally in equities and benefitted long positions.  Better-than expected 1st quarter corporate earnings also played a role in moving share prices higher.   Short positions in the in the euro weighed on Grant Park’s value, driven by bullish economic data from the Eurozone and optimism in Greece’s ability to restructure its debt obligations.

Setbacks in the fixed-income markets continued during May.  Although Grant Park’s risk exposure in the debt markets declined nearly 20% in response to April losses, Grant Park's remaining net long exposure experienced setbacks as prices declined further.  Bullish housing data and hawkish comments from the Federal Reserve bolstered prospects for an interest rate hike in June and put pressure on U.S. debt markets.  The same drivers, however, drove the U.S. dollar higher versus global counterparts and resulted in strong gains for the portfolio’s long positons.  Grant Park partially offset losses as elevated global supplies in the grains and foods markets drove prices sharply lower, to the benefit of Grant Park's short positions.  Short exposure to the sugar and coffee markets were among the most profitable positions for the portfolio in May.

The Greek debt crisis drove Grant Park's performance during June.  Long exposure in the energy market experienced setbacks due to weakness prompted by the perceived impact of a Greek Exit or “Grexit” on global industrial demand.  Short exposure to the natural gas markets also resulted in losses after forecasts for warmer weather in the U.S. buoyed demand and drove prices higher.  As the quarter ended, the news Greek officials had called for a referendum about defaulting on their debt sent a wave of uncertainty through the financial sector and resulted in massive liquidations in equity markets across the globe.  Equity markets in Europe and North America experienced sharp declines and produced losses for Grant Park’s long positions.  Grant Park’s risk exposure to the sector declined by nearly half as adverse moves stopped out positions.

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

April. Grant Park recorded losses during the month. Class A units were down 4.01%, Class B units were down 4.07%, Legacy 1 Class units were down 3.81%, Legacy 2 Class units were down 3.83%, Global 1 Class units were down 3.84%, Global 2 Class units were down 3.83% and Global 3 Class units were down 3.99%. Crude oil markets rallied over 25% and reached a new high for 2015 as both U.S. inventories and active U.S. drilling rigs declined.  Continued violence between Saudi Arabia and Yemen contributed to the price increases.  Natural gas markets rose following forecasts for abnormally warm temperatures in May.  Wheat markets fell to a 5-year low due to a combination of favorable weather in the Midwest and weaker-than-expected export data.  Soybean prices rose as protests involving Brazilian truckers spurred supply concerns.  Precious metals markets finished lower due to weak demand and on speculation the U.S. Federal Reserve may raise interest rates in the 3rd quarter.  Prices for industrial metals generally increased after the Chinese government decided to lower capital reserve requirements and, in turn, supported industrial demand forecasts.   The U.S. dollar fell as weaker-than-expected U.S. growth data fueled speculation the Federal Reserve may further delay raising interest rates.  The euro strengthened sharply on a favorable economic outlook for the Eurozone and on renewed optimism Greece would be able to renegotiate their debt obligations.  Asian equity markets moved sharply higher in anticipation China’s new quantitative easing efforts would bolster growth in the region.  U.S. equity markets rallied on strong corporate earnings and hopes for a continuation of the Federal Reserve's ongoing, accommodative economic policy.  Global fixed-income markets declined as better-than-expected data from the Eurozone and an expansion of China's quantitative easing initiatives reduced demand for safe-haven assets.  U.S. Treasury prices declined as investors liquidated holdings due to uncertainty about potential shifts in monetary policy by the Federal Reserve.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of June 30, 2016 and December 31, 2015 and the trading gains/losses by market category for the six months ended June 30, 2016 and the year ended December 31, 2015. All open position trading risk exposures of Grant Park, except for the swap transaction, have been included in calculating the figures set forth below. As of June 30, 2016, Grant

Park’s net asset value was approximately $197.4 million. As of December 31, 2015, Grant Park’s net asset value was approximately $213.7 million.

	June 30, 2016
Market Sector	Value at Risk*	Trading Gain/(Loss)

Interest rates	0.8%	12.3%
Stock indices	0.4	(1.0)
Currencies & Forward Currency Contracts	0.3	(0.4)
Metals	0.2	(1.2)
Energy	0.1	1.3
Agriculturals/softs/meats	0.1	0.3

Aggregate/Total	0.9%	11.3%

	December 31, 2015
Market Sector	Value at Risk*	Trading Gain/(Loss)

Currencies & Forward Currency Contracts	0.5%	(1.5)%
Energy	0.5	3.5
Interest rates	0.4	(0.3)
Stock indices	0.3	(4.7)
Metals	0.3	(0.2)
Agriculturals/softs/meats	0.2	(3.4)

Aggregate/Total	1.2%	(6.6)%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of June 30, 2016, by market sector.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, Singapore, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of June 30, 2016, Grant Park was long interest rate instruments in Australia, the Eurozone, Japan, Singapore, the U.K., and the U.S. and short interest rate instruments in Canada.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in G-7 countries as well as other jurisdictions including Australia, the Eurozone, Hong Kong, Malaysia, Mexico, Poland, Singapore, South Africa, South Korea, Sweden, Taiwan, Thailand and Turkey.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of June 30, 2016, Grant Park was predominantly long equities in Australia, the Eurozone, Hong Kong, Malaysia, Mexico, Poland, Singapore, South Africa, Taiwan, Thailand, Turkey and the U.S. and short equities in  Japan, Sweden, and the U.K.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of June 30, 2016, Grant Park was long the U.S. dollar against the Brazilian real, euro and British pound and was short the U.S. dollar against the Australian dollar, Canadian dollar, Japanese yen and New Zealand dollar.

Metals

Grant Park’s metals market risk exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel, and zinc. As of June 30, 2016, in the precious metals sector Grant Park had long positions in gold and silver and short positions in platinum.  In the base metals, Grant Park had long positions in aluminum, lead, nickel, tin and zinc and short positions in copper and palladium.

Energy

Grant Park’s primary energy market risk exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America.  As of June 30, 2016, in the energy market Grant Park had long exposure to Brent crude, crude oil, heating oil, natural gas, gas oil, phelix baseload quarterly and U.K. natural gas and had short exposure to carbon emissions and NY Harbor RBOB gas.

Agriculturals/Softs/Meats

Grant Park’s primary commodities risk exposure is driven by agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of June 30, 2016, in the grains markets, Grant Park had long exposure to coffee, corn, cotton, red wheat, lean hogs, live cattle, lumber, orange juice, soybeans, sugar and sunflower seeds, and Grant Park had short exposure to canola, cocoa, crude palm, feeder cattle, oats, rough rice, rubber, soybean oil and wheat.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of June 30, 2016.

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

The general partner monitors Grant Park’s performance and the concentration of its open positions and consults with the trading advisors concerning Grant Park’s overall risk profile. If the general partner felt it necessary to do so, the general partner could require the trading advisors to close out individual positions as well as enter positions traded on behalf of Grant Park. However, any intervention would be a highly unusual event. Approximately 2% to up to 10% of Grant Park’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts.  The general partner primarily relies on the trading advisors’ own risk control policies while maintaining a general supervisory overview of Grant Park’s market risk exposures. The trading advisors apply their own risk management policies to their trading. The trading advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The trading advisors’ research of risk management often suggests ongoing modifications to their trading programs.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	None

Issuer Purchases of Equity Securities

(c)

The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended June 30, 2016.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)
	Unit		Unit		Unit		Unit		Unit		Unit		Unit

04/01/2016 through 04/30/2016	171.06	$1,114.75	2,428.36	$920.27	103.62	$860.31	0.00	$843.84	611.45	$843.86	661.63	$828.29	1,609.87	$732.10	5,585.99	(2)
05/01/2016 through 05/31/2016	384.61	$1,091.11	1,563.86	$900.26	51.35	$843.68	0.00	$827.36	535.37	$824.98	769.79	$809.52	4,189.04	$714.46	7,494.02	(2)
06/01/2016 through 06/30/2016	164.21	$1,145.71	1,903.88	$944.30	450.87	$887.17	0.00	$869.69	501.91	$873.55	213.38	$858.26	2,399.45	$756.61	5,633.70	(2)
Total	719.88	$1,109.18	5,896.10	$922.72	605.84	$878.89	0.00	$0.00	1,648.73	$846.77	1,644.80	$823.39	8,198.36	$730.26	18,713.71	(2)

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
101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: August 15, 2016	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)