Form 10-Q
period 2016-09-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2016-11-14
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

QUARTER ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2016	2015
Assets
Equity in brokers' trading accounts:
Cash	$39,893,502	$38,781,351
Net unrealized gain (loss) on open futures contracts	3,048,052	827,595
Net unrealized gain (loss) on open forward currency contracts	325,677	(240,659)
Net unrealized gain (loss) on open swap contracts	(2,694,638)	1,168,100
Total equity in brokers' trading accounts	40,572,593	40,536,387
Cash and cash equivalents	59,888,654	64,625,503
Securities owned, at fair value (cost $85,236,030 and $116,001,074, respectively)	85,472,665	116,297,654
Interest receivable, net	22,173	13,737
Total assets	$185,956,085	$221,473,281
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$914,388	$1,158,521
Accrued incentive fees	56,180	674
Organization and offering costs payable	44,737	53,225
Accrued operating expenses	38,674	46,118
Pending limited partner additions	—	—
Redemptions payable to limited partners	3,164,792	6,479,904
Total liabilities	4,218,771	7,738,442
Partners' Capital (Net Asset Value)
General Partner
Class A (307.34 units outstanding at both September 30, 2016 and December 31, 2015)	340,687	335,868
Legacy 1 Class (574.13 and 1,025.00 units outstanding at September 30, 2016 and December 31, 2015, respectively)	495,657	858,478
Legacy 2 Class (263.13 units outstanding at both September 30, 2016 and December 31, 2015)	222,550	216,344
Global 1 Class (924.77 and 1,372.89 units outstanding at September 30, 2016 and December 31, 2015, respectively)	786,864	1,122,622
Global 2 Class (231.81 and 1,329.58 units outstanding at September 30, 2016 and December 31, 2015, respectively)	193,709	1,067,693

Limited Partners
Class A (8,551.10 and 9,757.99 units outstanding at September 30, 2016 and December 31, 2015, respectively)	9,478,765	10,663,559
Class B (117,117.69 and 133,628.66 units outstanding at September 30, 2016 and December 31, 2015, respectively)	106,825,695	120,817,860
Legacy 1 Class (1,015.59 and 1,262.14 units outstanding at September 30, 2016 and December 31, 2015, respectively)	876,773	1,057,091
Legacy 2 Class (422.94 and 515.52 units outstanding at September 30, 2016 and December 31, 2015, respectively)	357,713	423,853
Global 1 Class (35,870.44 and 22,503.69 units outstanding at September 30, 2016 and December 31, 2015, respectively)	30,521,194	18,401,384
Global 2 Class (2,365.54 and 3,493.52 units outstanding at September 30, 2016 and December 31, 2015, respectively)	1,976,784	2,805,404
Global 3 Class (40,439.83 and 78,419.57 units outstanding at September 30, 2016 and December 31, 2015, respectively)	29,660,923	55,964,683
Total partners' capital (net asset value)	181,737,314	213,734,839
Total liabilities and partners' capital (net asset value)	$185,956,085	$221,473,281

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

September 30, 2016

(Unaudited)

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(136,578)	(0.07)%	$150,502	0.08%	$13,924	0.01%
Currencies	$454,573	0.25%	$161,116	0.09%	$615,689	0.34%
Energy	$70,346	0.04%	$(217,199)	(0.12)%	$(146,853)	(0.08)%
Interest rates	$(2,235)	0.00%	$(26,832)	(0.02)%	$(29,067)	(0.02)%
Meats	$(6,610)	0.00%	$522,976	0.28%	$516,366	0.28%
Metals	$(198,812)	(0.11)%	$(19,113)	(0.01)%	$(217,925)	(0.12)%
Soft commodities	$636,964	0.35%	$107,385	0.06%	$744,349	0.41%
Stock indices and single stock futures	$531,763	0.29%	$55,167	0.03%	$586,930	0.32%
Total U.S. Futures Positions	$1,349,411		$734,002		$2,083,413

Foreign Futures Positions:
Agriculturals	$4,653	0.00%	$2,880	0.00%	$7,533	0.00%
Energy	$232,630	0.12%	$(98,295)	(0.05)%	$134,335	0.07%
Interest rates	$877,547	0.48%	$(224,362)	(0.12)%	$653,185	0.36%
Metals	$1,240,030	0.68%	$(1,159,513)	(0.64)%	$80,517	0.04%
Soft commodities	$(1,111)	0.00%	$(6,291)	(0.00)%	$(7,402)	(0.00)%
Stock indices	$217,519	0.12%	$(121,048)	(0.07)%	$96,471	0.05%
Total Foreign Futures Positions	$2,571,268		$(1,606,629)		$964,639
Total Futures Contracts	$3,920,679	2.16%	$(872,627)	(0.48)%	$3,048,052	1.68%

Forward Contracts *
Currencies	$232,165	0.13%	$93,512	0.05%	$325,677	0.18%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(346,786)	(0.20)%	$—	0.00%	$(346,786)	(0.20)%
Deutsche Bank total return swap, Termination date July 1, 2020	$(2,347,852)	(1.29)%	$—	0.00%	$(2,347,852)	(1.29)%
Total Swap Contracts	$(2,694,638)	(1.49)%	$—	0.00%	$(2,694,638)	(1.49)%

Total Futures, Forward and
Swap Contracts	$1,458,206	0.80%	$(779,115)	(0.43)%	$679,091	0.37%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2016

(Unaudited)

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$47,500,000	9/28/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$47,605,045	26.19%
$16,000,000	8/24/2018-8/22/2019	Federal Home Loan Banks, 1.1-1.3%	$16,046,713	8.83%
$2,500,000	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$2,505,700	1.38%
	Total U.S. Government-sponsored enterprises (cost of $65,999,520)		$66,157,458	36.40%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,900,000	6/1/2017	American Electric Power, 1.8%	$1,971,515	1.08%
$2,000,000	2/16/2018	American Honda Finance Co, 1.5%	$2,005,791	1.10%
$1,840,000	12/1/2017	AT&T Inc., 1.8%	$1,840,572	1.01%
$2,000,000	11/1/2016	Dominion Gas, 1.2%	$2,008,568	1.11%
$1,905,000	3/4/2017	GATX Corporation, 1.8%	$1,902,498	1.05%
$2,000,000	2/1/2018	Wells Fargo & Company, 1.7%	$2,124,621	1.17%
$3,075,000	1/15/2017-9/22/2017	Others, 1.2-1.5% **	$3,092,257	1.70%
	Total U.S. Corporate bonds (cost of $14,881,611)		$14,945,822	8.22%

Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$3,150,000	1/3/2017-1/9/2017	U.S. Commercial Paper, 0.9-1.4% **	$3,140,642	1.73%
$1,230,000	11/10/2016	Foreign Commercial Paper, 0.9%	$1,228,743	0.68%
	Total Commercial paper (cost of $4,354,899)		$4,369,385	2.41%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $85,236,030)	$85,472,665	47.03%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2015

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$38,500,000	4/20/2018-11/16/2018	Federal Farm Credit Banks, 1.1-1.4%	$38,605,179	18.06%
$43,735,000	3/29/2018-12/28/2018	Federal Home Loan Banks, 1.1-1.5%	$43,867,272	20.53%
	Total U.S. Government-sponsored enterprises (cost of $82,242,670)		$82,472,451	38.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,000,000	2/1/2018	Wachovia Corp, 1.7%	$2,211,634	1.03%
$12,284,000	9/21/2016-2/16/2018	Others, 1.2-1.8% **	$12,431,794	5.82%
	Total U.S. Corporate bonds (cost of $14,599,766)		$14,643,428	6.85%

Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$4,010,000	1/5/2016-2/1/2016	Foreign commercial paper, 0.5-0.8% **	$4,008,509	1.87%

$4,000,000	1/13/2016	National Grid PLC, 0.5%	$3,999,320	1.87%
$11,180,000	1/4/2016-3/18/2016	Others, 0.4-0.9% **	$11,173,946	5.23%
		Total U.S. Commercial paper	$15,173,266	7.10%

	Total Commercial paper (cost of $19,158,638)		$19,181,775	8.97%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $116,001,074)	$116,297,654	54.41%

**No individual position constituted greater than 1 percent of partners’ capital (net asset value).

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$1,523,704	$(4,068,248)	$16,121,355	$22,467
Change in unrealized	(5,062,938)	6,729,583	2,220,457	(4,256,137)
Commissions	(714,283)	(937,167)	(2,269,123)	(3,111,958)
Net gains (losses) from futures trading	(4,253,517)	1,724,168	16,072,689	(7,345,628)

Net gain (loss) from forward trading
Realized	$220,489	$(734,802)	$(163,404)	$(1,812,839)
Change in unrealized	(398,093)	(796,665)	566,336	(299,220)
Commissions	(599)	(1,354)	(2,434)	(4,817)
Net gains (losses) from forward trading	(178,203)	(1,532,821)	400,498	(2,116,876)

Net gain (loss) from swap trading
Change in unrealized	$692,037	$411,108	$(3,862,738)	$411,108
Net gains (losses) from swap trading	692,037	411,108	(3,862,738)	411,108

Net trading gains (losses)	(3,739,683)	602,455	12,610,449	(9,051,396)

Net investment income (loss)
Income
Interest income	315,806	299,081	1,011,725	987,837
Expenses from operations
Brokerage charge	2,293,183	3,170,861	7,517,779	10,657,787
Incentive fees	86,439	4,438	685,579	2,560,842
Organizational and offering costs	140,050	182,058	446,843	602,272
Operating expenses	120,999	157,497	385,937	520,538
Total expenses	2,640,671	3,514,854	9,036,138	14,341,439
Net investment loss	$(2,324,865)	$(3,215,773)	$(8,024,413)	$(13,353,602)
Net income (loss)	$(6,064,548)	$(2,613,318)	$4,586,036	$(22,404,998)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(37.22)	$(11.64)	$15.69	$(100.95)
General Partner & Limited Partner Class B Units	$(32.18)	$(11.22)	$7.99	$(88.63)
General Partner & Limited Partner Legacy 1 Class Units	$(23.85)	$(3.86)	$25.78	$(61.43)
General Partner & Limited Partner Legacy 2 Class Units	$(23.91)	$(4.31)	$23.59	$(62.01)
General Partner & Limited Partner Global 1 Class Units	$(22.68)	$(4.57)	$33.16	$(59.57)
General Partner & Limited Partner Global 2 Class Units	$(22.60)	$(4.94)	$32.63	$(59.80)
General Partner & Limited Partner Global 3 Class Units	$(23.15)	$(7.67)	$19.80	$(63.66)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Nine Months Ended September 30, 2016

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital,
December 31, 2015	307.34	$335,868	9,757.99	$10,663,559	—	$—	133,628.66	$120,817,860	1,025.00	$858,478	1,262.14	$1,057,091	263.13	$216,344	515.52	$423,853
Contributions	—	—	—	—	—	—	—	—	—	—	63.13	55,000	—	—	—	—
Redemptions	—	—	(1,206.89)	(1,351,447)	—	—	(16,510.97)	(15,483,763)	(450.87)	(400,000)	(309.68)	(271,171)	—	—	(92.58)	(80,261)
Net income (loss)	—	4,819	—	166,653	—	—	—	1,491,598	—	37,179	—	35,853	—	6,206	—	14,121
Partners’ capital,
September 30, 2016	307.34	$340,687	8,551.10	$9,478,765	—	$—	117,117.69	$106,825,695	574.13	$495,657	1,015.59	$876,773	263.13	$222,550	422.94	$357,713

Net asset value per unit at December 31, 2015		$1,092.80				$904.13				$837.54				$822.19

Net asset value per unit at September 30, 2016		$1,108.49				$912.12				$863.32				$845.78

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2015	1,372.89	$1,122,622	22,503.69	$18,401,384	1,329.58	$1,067,693	3,493.52	$2,805,404	—	$—	78,419.57	$55,964,683	$213,734,839
Contributions	—	—	20,046.20	17,496,250	—	—	—	—	—	—	—	—	17,551,250
Redemptions	(448.12)	(400,000)	(6,679.45)	(5,754,282)	(1,097.77)	(900,000)	(1,127.98)	(944,227)	—	—	(37,979.74)	(28,549,660)	(54,134,811)
Net income (loss)	—	64,242	—	377,842	—	26,016	—	115,607	—	—	—	2,245,900	4,586,036
Partners’ capital,
September 30, 2016	924.77	$786,864	35,870.44	$30,521,194	231.81	$193,709	2,365.54	$1,976,784	—	$—	40,439.83	$29,660,923	$181,737,314

Net asset value per unit at December 31, 2015		$817.71				$803.03				$713.66

Net asset value per unit at September 30, 2016		$850.87				$835.66				$733.46

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Nine Months Ended September 30, 2015

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital,
December 31, 2014	307.34	$383,435	12,125.34	$15,127,238	—	$—	155,869.84	$161,924,013	1,025.00	$958,529	1,802.74	$1,685,836	263.13	$242,148	724.42	$666,651
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(566.57)	(672,171)	—	—	(14,692.40)	(14,653,792)	—	—	(450.36)	(403,028)	—	—	(208.90)	(187,697)
Net income (loss)	—	(31,028)	—	(1,201,578)	—	—	—	(13,122,523)	—	(62,964)	—	(101,206)	—	(16,316)	—	(36,513)
Partners’ capital,
September 30, 2015	307.34	$352,407	11,558.77	$13,253,489	—	$—	141,177.44	$134,147,698	1,025.00	$895,565	1,352.38	$1,181,602	263.13	$225,832	515.52	$442,441

Net asset value per unit at December 31, 2014		$1,247.57				$1,038.84				$935.15				$920.26

Net asset value per unit at September 30, 2015		$1,146.62				$950.21				$873.72				$858.25

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2014	1,372.89	$1,253,774	9,206.57	$8,407,766	1,329.58	$1,194,874	5,196.84	$4,670,326	—	$—	125,561.73	$102,014,598	$298,529,188
Contributions	—	—	18,923.49	17,198,219	—	—	—	—	—	—	1,989.95	1,624,956	18,823,175
Redemptions	—	—	(4,366.00)	(3,892,787)	—	—	(630.41)	(550,241)	—	—	(41,333.44)	(33,122,764)	(53,482,480)
Net income (loss)	—	(81,772)	—	(1,426,467)	—	(79,501)	—	(289,347)	—	—	—	(5,955,783)	(22,404,998)
Partners’ capital,
September 30, 2015	1,372.89	$1,172,002	23,764.06	$20,286,731	1,329.58	$1,115,373	4,566.43	$3,830,738	-	$—	86,218.24	$64,561,007	$241,464,885

Net asset value per unit at December 31, 2014		$913.24				$898.69				$812.47

Net asset value per unit at September 30, 2015		$853.67				$838.89				$748.81

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 9, LLC (“GP 9”)       GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)   GP 6, LLC (“GP 6”)   GP 11, LLC (“GP 11”)   GP 17, LLC (“GP 17”)

GP 4, LLC (“GP 4”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)   GP 18, LLC (“GP 18”)

There were no assets allocated to GP 3, GP 6 and GP 15 as of September 30, 2016 and December 31, 2015.

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

Cash and cash equivalents: Cash and cash equivalents may include cash, overnight investments, commercial paper, U.S. treasury bills, money market funds and short-term investments in interest-bearing demand deposits with banks and cash managers with original maturities of three months or less at the date of acquisition.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed.  As of September 30, 2016, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2013.

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At September 30, 2016 and December 31, 2015, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Swap contracts: Certain Trading Companies of the Partnership strategically allocate a portion or all of their assets to total return swaps selected at the direction of the General Partner. A swap is a bilaterally negotiated agreement between two parties to exchange cash flows based upon an asset, rate or some other reference index. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of commodities or other investments representing a particular index.  Changes in the value of the swap agreement are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. Realized gains and losses from a decrease in the notional value of the swap are recognized on trade date. A liquidation payment received or made at the termination of the swap agreement will first be offset against the swap balance outstanding at the time the position is liquidated, with the remainder being recorded as a realized gain or loss in the consolidated statement of operations.  Through its Trading Companies the Partnership has entered into total return swaps with Deutsche Bank AG.  The Partnership maintains cash as collateral to secure its obligations under the swaps.  As of September 30, 2016 and December 31, 2015, the notional value of the swaps was $60,638,617 and $20,000,000, respectively, and the cash margin balance was $12,996,500 and $4,000,000, respectively.  The swaps were effective July 1, 2015 and April 5, 2016 and have a term of five years and three years, respectively.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the period ended September 30, 2016 and 2015, substantially all investments are carried at fair value and classified as Level 1 and Level 2 measurements, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

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

In January 2016, the FASB issued ASU 2016-01 Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Liabilities.  The amendments in this update affect all entities that

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

hold financial assets or owe financial liabilities.   The guidance is effective for fiscal years beginning after December 15, 2017.  The Partnership is currently evaluating the impact this pronouncement would have on its consolidated financial statements.

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

The fair value of money market funds are based upon exchange settlement prices as of the last business day of the reporting period.  These financial instruments are classified in Level 1 of the fair value hierarchy.

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$3,048,052	$—	$—	$3,048,052
Forward currency contracts	—	325,677	—	325,677
Swap contracts	—	(2,694,638)	—	(2,694,638)
Cash and cash equivalents
U.S. money market fund	2,359,646			2,359,646
Foreign commercial paper	—	6,007,054	—	6,007,054
U.S. commercial paper	—	51,545,851	—	51,545,851
Securities owned
Foreign commercial paper	—	1,228,743	—	1,228,743
U.S. commercial paper	—	3,140,642	—	3,140,642
U.S. Government-sponsored enterprises	—	66,157,458	—	66,157,458
U.S. corporate bonds	—	14,945,822	—	14,945,822
Total	$5,407,698	$140,656,609	$—	$146,064,307

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the three and nine months ended September 30, 2016 and year ended December 31, 2015.

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

The Partnership, through the Trading Companies, has entered into a relationship with Sociètè Gènèrale Newedge UK Limited and UBS AG for the clearing of its OTC foreign currency transactions and with Deutsche Bank AG for its swap transactions.  The Partnership has entered into an International Swaps and Derivatives Association, Inc. master agreement with Deutsche Bank AG, Sociètè Gènèrale Newedge UK Limited and UBS AG.  Margin requirements may be satisfied by the deposit of U.S. Treasury bills and/or cash with such interbank market makers or swap counterparties. The Partnership may earn interest income on its assets deposited with the interbank market makers.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amount of $2,293,183 and $7,517,779, respectively, for the three and nine months ended September 30, 2016 and $3,170,861 and $10,657,787, respectively, for the three and nine months ended September 30, 2015, are shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $140,050 and $446,843, respectively, for the three and nine months ended September 30, 2016, and $182,058 and $602,272, respectively, for the three and nine months ended September 30, 2015, are shown on the consolidated statement of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $120,999 and $385,937, respectively, for the three and nine months ended September 30, 2016 and $157,497 and $520,538, respectively, for the three and nine months ended September 30, 2015, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the general partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership.  The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period.  For the three and nine months ended September 30, 2016, EMC was paid approximately $111,300 and $370,200, respectively, in consulting fees and $0 and $47,500, respectively, in incentive fees.  For the three and nine months ended September 30, 2015, EMC was paid approximately $116,700 and $369,100, respectively, in consulting fees and $4,000 and $59,800, respectively, in incentive fees.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Total return – Class A Units	(3.25)%	(1.01)%	1.44%	(8.09)%
Total return – Class B Units	(3.41)%	(1.17)%	0.88%	(8.53)%
Total return – Legacy 1 Class Units	(2.69)%	(0.44)%	3.08%	(6.57)%
Total return – Legacy 2 Class Units	(2.75)%	(0.50)%	2.87%	(6.74)%
Total return – Global 1 Class Units	(2.60)%	(0.53)%	4.06%	(6.52)%
Total return – Global 2 Class Units	(2.63)%	(0.58)%	4.06%	(6.65)%
Total return – Global 3 Class Units	(3.06)%	(1.01)%	2.77%	(7.83)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	5.34%	5.64%	5.51%	5.72%
Incentive fees (2)	0.05%	0.00%	0.34%	0.93%
Total expenses	5.39%	5.64%	5.85%	6.65%
Net investment loss (1) (3)	(4.68)%	(5.16)%	(4.85)%	(5.24)%

(1)	Annualized.
(2)	Not annualized.
(3)	Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and nine months ended September 30, 2016 and 2015 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three and nine months ended September 30, 2016 and 2015.

Class A Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,145.71	$1,158.26	$1,092.80	$1,247.57
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(22.77)	3.69	61.38	(41.25)
Expenses net of interest income*	(14.45)	(15.33)	(45.69)	(59.70)
Total income (loss) from operations	(37.22)	(11.64)	15.69	(100.95)
Net asset value per unit at end of period	$1,108.49	$1,146.62	$1,108.49	$1,146.62

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Class B Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$944.30	$961.43	$904.13	$1,038.84
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(18.67)	3.13	50.92	(33.80)
Expenses net of interest income*	(13.51)	(14.35)	(42.93)	(54.83)
Total income (loss) from operations	(32.18)	(11.22)	7.99	(88.63)
Net asset value per unit at end of period	$912.12	$950.21	$912.12	$950.21

Legacy 1 Class Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$887.17	$877.58	$837.54	$935.15
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(17.73)	2.88	47.72	(30.92)
Expenses net of interest income*	(6.12)	(6.74)	(21.94)	(30.51)
Total income (loss) from operations	(23.85)	(3.86)	25.78	(61.43)
Net asset value per unit at end of period	$863.32	$873.72	$863.32	$873.72

Legacy 2 Class Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$869.69	$862.56	$822.19	$920.26
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(17.32)	2.81	46.16	(29.86)
Expenses net of interest income*	(6.59)	(7.12)	(22.57)	(32.15)
Total income (loss) from operations	(23.91)	(4.31)	23.59	(62.01)
Net asset value per unit at end of period	$845.78	$858.25	$845.78	$858.25

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Global 1 Class Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$873.55	$858.24	$817.71	$913.24
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(17.73)	1.07	51.65	(34.53)
Expenses net of interest income*	(4.95)	(5.64)	(18.49)	(25.04)
Total income (loss) from operations	(22.68)	(4.57)	33.16	(59.57)
Net asset value per unit at end of period	$850.87	$853.67	$850.87	$853.67

Global 2 Class Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$858.26	$843.83	$803.03	$898.69
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(17.24)	0.84	51.23	(32.63)
Expenses net of interest income*	(5.36)	(5.78)	(18.60)	(27.17)
Total income (loss) from operations	(22.60)	(4.94)	32.63	(59.80)
Net asset value per unit at end of period	$835.66	$838.89	$835.66	$838.89

Global 3 Class Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$756.61	$756.48	$713.66	$812.47
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(15.11)	0.71	45.63	(28.31)
Expenses net of interest income*	(8.04)	(8.38)	(25.83)	(35.35)
Total income (loss) from operations	(23.15)	(7.67)	19.80	(63.66)
Net asset value per unit at end of period	$733.46	$748.81	$733.46	$748.81

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

(Unaudited)
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

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value.  The cash deposited with the FCMs, interbank market makers and swap counterparties at September 30, 2016 and December 31, 2015 was $39,893,502 and $38,781,351, respectively, which was 21.95% and 18.14% of the net asset value, respectively.

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

For the three and nine months ended September 30, 2016, the monthly average futures contracts bought and sold was approximately 46,743 and 51,975, respectively, and the monthly average forward contracts bought and sold was approximately 532 and 515, respectively. For the three and nine months ended September 30, 2015, the monthly average futures contracts bought and sold was approximately 51,231 and 66,124, respectively, and the monthly average forward contracts bought and sold was approximately 2,168 and 11,460, respectively. The following tables summarize the quantitative information required by FASB ASC 815:

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Fair Values of Derivative Instruments at September 30, 2016 and December 31, 2015

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	9/30/2016	9/30/2016	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$371,472	$(350,015)	$21,457

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	865,168	(249,479)	615,689

Energy contracts	Net Unrealized gain (loss) on open futures contracts	481,360	(493,878)	(12,518)

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	1,247,686	(623,568)	624,118

Meats contracts	Net Unrealized gain (loss) on open futures contracts	523,313	(6,947)	516,366

Metals contracts	Net Unrealized gain (loss) on open futures contracts	1,401,880	(1,539,288)	(137,408)

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	799,247	(62,300)	736,947

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	1,221,736	(538,335)	683,401

		$6,911,862	$(3,863,810)	$3,048,052

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$562,149	$(236,472)	$325,677

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$—	$(2,694,638)	$(2,694,638)

*At September 30, 2016, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	43%
Forward currency contracts	42%
Stock indices	15%
Total	100%

Deutsche Bank total return swap, termination date March 29, 2019
Agricultural contracts	1%
Energy contracts	1%
Interest rate contracts	72%
Forward currency contracts	16%
Metals contracts	3%
Stock indices	7%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	12/31/2015	12/31/2015	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$708,940	$(192,304)	$516,636

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	1,586,035	(488,106)	1,097,929

Energy contracts	Net Unrealized gain (loss) on open futures contracts	1,861,351	(1,035,133)	826,218

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	853,598	(2,119,167)	(1,265,569)

Meats contracts	Net Unrealized gain (loss) on open futures contracts	18,294	(165,939)	(147,645)

Metals contracts	Net Unrealized gain (loss) on open futures contracts	1,206,519	(912,776)	293,743

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	101,389	(273,791)	(172,402)

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	614,583	(935,898)	(321,315)

		$6,950,709	$(6,123,114)	$827,595

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$682,325	$(922,984)	$(240,659)

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$1,168,100	$—	$1,168,100

*At December 31, 2015, the sector exposure of the CTA indices underlying the swap was:

Interest rate contracts	43%
Forward currency contracts	42%
Stock indices and stock index options	15%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

		Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Type of Contract		September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Agriculturals contracts	Net gain (loss) from futures trading	$(344,464)	$(3,642,108)	$1,705,400	$(5,673,825)
Currencies contracts	Net gain (loss) from futures trading	(1,179,735)	(907,715)	(2,620,498)	(224,472)
Energy contracts	Net gain (loss) from futures trading	(3,845,918)	3,494,867	(1,192,066)	(481,619)
Interest rates contracts	Net gain (loss) from futures trading	(2,588,887)	6,881,657	21,639,195	7,219,014
Meats contracts	Net gain (loss) from futures trading	726,212	1,290,101	305,094	1,080,496
Metals contracts	Net gain (loss) from futures trading	(1,077,129)	3,250,322	(3,357,713)	(952,507)
Soft commodities contracts	Net gain (loss) from futures trading	495,726	(316,326)	(506,213)	(529,454)
Stock indices	Net gain (loss) from futures trading	4,274,961	(7,389,463)	2,368,613	(4,671,303)
Forward Currency Contracts	Net gain (loss) from forward trading	(177,604)	(1,531,467)	402,932	(2,112,059)
Swap Contracts	Net gain (loss) from swap trading	692,037	411,108	(3,862,738)	411,108

		$(3,024,801)	$1,540,976	$14,882,006	$(5,934,621)

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Line Item in Consolidated Statement of Operations	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net gain (loss) from futures trading
Realized	$1,523,704	$(4,068,248)	$16,121,355	$22,467
Change in unrealized	(5,062,938)	6,729,583	2,220,457	(4,256,137)
Total realized and changed in unrealized net gain (loss) from futures trading	$(3,539,234)	$2,661,335	$18,341,812	$(4,233,670)

Net gain (loss) from forward trading
Realized	$220,489	$(734,802)	$(163,404)	$(1,812,839)
Change in unrealized	(398,093)	(796,665)	566,336	(299,220)
Total realized and changed in unrealized net gain (loss) from forward trading	$(177,604)	$(1,531,467)	$402,932	$(2,112,059)

Net gain (loss) from swap trading
Change in unrealized	$692,037	$411,108	$(3,862,738)	$411,108
Total realized and changed in unrealized net gain (loss) from swap trading	$692,037	$411,108	$(3,862,738)	$411,108

Total realized and changed in unrealized net gain (loss) from futures, forward and swap trading	$(3,024,801)	$1,540,976	$14,882,006	$(5,934,621)

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition:

Offsetting of Derivative Assets

As of September 30, 2016

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$6,911,862	$(3,863,810)	$3,048,052
Forward contracts	562,149	(236,472)	325,677
Swap contracts	—	(2,694,638)	(2,694,638)
Total derivatives	$7,474,011	$(6,794,920)	$679,091

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Offsetting of Derivative Liabilities

As of September 30, 2016

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$3,863,810	$(3,863,810)	$—
Forward contracts	236,472	(236,472)	—
Swap contracts	2,694,638	(2,694,638)	—
Total derivatives	$6,794,920	$(6,794,920)	$—

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of September 30, 2016

		Gross Amounts Not Offset in the Consolidated
		Statement of Financial Condition
	Net Amount of
	Unrealized Gain
	Presented in
	the Consolidated
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Deutsche Bank AG	$(2,694,638)	$—	$—	$(2,694,638)
SG Americas Securities, LLC	1,889,067	—	—	1,889,067
UBS Securities LLC	283,805	—	—	283,805
Wells Fargo Securities, LLC	1,200,857	—	—	1,200,857
Total	$679,091	$—	$—	$679,091

Offsetting of Derivative Assets

As of December 31, 2015

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$6,950,709	$(6,123,114)	$827,595
Forward contracts	682,325	(922,984)	(240,659)
Swap contracts	1,168,100	—	1,168,100
Total derivatives	$8,801,134	$(7,046,098)	$1,755,036

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

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure.  Subsequent to September 30, 2016, there were contributions and redemptions totaling approximately $7,611,000 and $7,511,000, respectively.

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 9, LLC (“GP 9”)       GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)   GP 6, LLC (“GP 6”)   GP 11, LLC (“GP 11”)   GP 17, LLC (“GP 17”)

GP 4, LLC (“GP 4”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)   GP 18, LLC (“GP 18”)

There were no assets allocated to GP 3, GP 6, and GP 15 as of September 30, 2016

Grant Park invests through the Trading Companies with independent professional commodity trading advisors or through swap transactions based on reference programs of such advisors. Amplitude Capital International Limited, EMC Capital Advisors LLC, H2O Asset Management LLP, Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Revolution Capital Management LLC, Transtrend B.V. and Winton Capital Management Limited serve as Grant Park’s commodity trading advisors or through swap transactions based on reference programs of such advisors. Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of September 30, 2016, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors or through swap transactions based on reference programs of such advisors to Amplitude, EMC, H2O, Lynx, Quantica, Rabar, RCM, Transtrend and Winton. No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of September 30, 2016:

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and nine months ended September 30, 2016 and 2015, are set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total return – Class A Units	(3.25)%	(1.01)%	1.44%	(8.09)%
Total return – Class B Units	(3.41)%	(1.17)%	0.88%	(8.53)%
Total return – Legacy 1 Class Units	(2.69)%	(0.44)%	3.08%	(6.57)%
Total return – Legacy 2 Class Units	(2.75)%	(0.50)%	2.87%	(6.74)%
Total return – Global 1 Class Units	(2.60)%	(0.53)%	4.06%	(6.52)%
Total return – Global 2 Class Units	(2.63)%	(0.58)%	4.06%	(6.65)%
Total return – Global 3 Class Units	(3.06)%	(1.01)%	2.77%	(7.83)%

Grant Park’s total net asset value at September 30, 2016 was approximately $181.7 million, at December 31, 2015 was approximately $213.7 million, and at September 30, 2015 was approximately $241.5 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding the swap transactions, for the three and nine months ended September 30, 2016 and 2015.

	% Gain (Loss)	% Gain (Loss)	% Gain (Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Agriculturals	(0.2)%	(1.5)%	0.9%	(2.4)%
Currencies	(0.7)	(0.4)	(1.4)	(0.1)
Energy	(2.1)	1.5	(0.7)	(0.2)
Interest rates	(1.4)	2.8	11.9	3.0
Meats	0.4	0.5	0.2	0.4
Metals	(0.6)	1.3	(1.8)	(0.4)
Soft commodities	0.3	(0.1)	(0.3)	(0.2)
Stock indices	2.3	(3.1)	1.3	(1.9)
Forward Currency Contracts	(0.1)	(0.6)	0.2	(0.9)

Total	(2.1)%	0.4%	10.3%	(2.7)%

Three months ended September 30, 2016 compared to three months ended September 30, 2015

For the three months ended September 30, 2016, Grant Park had a negative return of approximately 3.3% for the Class A units, a negative return of approximately 3.4% for the Class B units, a negative return of approximately 2.7% for the Legacy 1 Class units, a negative return of approximately 2.8% for the Legacy 2 Class units, a negative return of approximately 2.6% for the Global 1 Class units, a negative return of approximately 2.6% for the Global 2 Class units, and a negative return of approximately 3.1% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 2.1% which were decreased by gains of approximately 0.4% from swap transactions and decreased by gains of approximately 0.2% from interest income. These trading profits were decreased by approximately 1.7% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2015, Grant Park had a negative return of approximately 1.0% for the Class A units, a negative return of approximately 1.2% for the Class B units, a negative return of approximately 0.4% for the Legacy 1 Class units, a negative return of approximately 0.5% for the Legacy 2 Class units, a negative return of approximately 0.5% for the Global 1 Class units, a negative return of approximately 0.6% for the Global 2 Class units and a negative return of approximately 1.0% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 0.4%, which were increased by gains of approximately 0.2% from swap transactions and 0.1% from interest income. These trading gains were decreased by approximately 1.7% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

For the nine months ended September 30, 2016, Grant Park had a positive return of approximately 1.4% for the Class A units, a positive return of approximately 0.9% for the Class B units, a positive return of approximately 3.1% for the Legacy 1 Class units, a positive return of approximately 2.9% for the Legacy 2 Class units, a positive return of approximately 4.1% for the Global 1 Class units, a positive return of approximately 4.1% for the Global 2 Class units, and a positive return of approximately 2.8% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading profits of approximately 10.3% which were decreased by losses of approximately 2.1% from swap transactions and increased by approximately 0.6% from interest income. These trading profits were decreased by approximately 7.0% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2015, Grant Park had a negative return of approximately 8.1% for the Class A units, a negative return of approximately 8.5% for the Class B units, a negative return of approximately 6.6% for the Legacy 1 Class units, a negative return of approximately 6.7% for the Legacy 2 Class units, a negative return of approximately 6.5% for the Global 1 Class units, a negative return of approximately 6.7% for the Global 2 Class units and a negative return of approximately 7.8% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 2.7%, which were decreased by gains of approximately 0.2% from swap transactions and 0.4% from interest income. These trading losses were increased by approximately 6.0% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three and nine months ended September 30, 2016

Grant Park registered losses in the third quarter as gains in the equities, agriculturals and softs sectors were offset by losses in the energy, fixed income, metals and currencies sectors.

For July, positive performance was driven by investments in the equities markets.  Grant Park's long exposure capitalized as equities rebounded from post-Brexit declines during the beginning of July.  The markets moved lower and traded within a narrow range during the middle of the month, during which corporate earnings reports in the U.S. generally contained smaller-than-expected declines in quarterly earnings and rallied to end the month higher. Long positions in metals added to gains as metals prices moved higher due to political unrest in Turkey and the Eurozone.  Long dollar positions partially offset gains with losses in the Japanese yen as its value decreased in anticipation of quantitative easing, only to reverse direction after the Bank of Japan unexpectedly declined to announce any actions.

August's performance was negative and largely driven by positions in energy, metals, fixed income and currencies markets.  An increase in prices across the energy sector moved against Grant Park’s existing short positions in heating oil, crude oil, and gas oil positions.  The majority of energy positions were liquidated as prices increased and overall exposure to the sector was reduced by month-end.  The Federal Reserve’s ambiguous commitment to raising interest rates negatively impacted multiple markets.  Yields in the fixed-income markets rose as investors anticipated an interest rate increase in September.  Grant Park’s long exposure to the sector lost value and overall exposure to the sector was reduced from 25% to 21%.  The prospect of higher interest rates also caused precious metals prices to fall, which further added to Grant Park’s losses.

Grant Park’s performance was negative in September because of negative performance in the fixed income, energy, metals and equities markets.  Long exposure to the fixed-income markets experienced losses as the price for U.S. 30-Year Treasury Bonds fell due to concerns about inflation and a December rate hike.   Long exposure to metals markets registered losses as prices fell following economic data that showed a robust economy and hawkish comments by Federal Reserve officials. In the energy sector, OPEC issued guidance near the end of September that suggested future production cuts.  The announcement firmed current price levels and increased the odds for more price stability in the future.  Long positions in the equities sector lost value as indices performed poorly on concerns about the stability of the financial sector.

Key trading developments for Grant Park during the first nine months of 2016 included the following:

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

July. Grant Park recorded gains during the month. Class A units were up 1.93%, Class B units were up 1.87%, Legacy 1 Class units were up 2.12%, Legacy 2 Class units were up 2.10%, Global 1 Class units were up 2.18%, Global 2 Class units were up 2.16% and Global 3 Class units were up 2.01%.  Prices across the global currencies markets were stable throughout the month and the U.S. dollar remained strong.  The British pound, euro, and Australian dollar finished the month essentially unchanged.  The Japanese yen was more volatile, as its value decreased in anticipation of quantitative easing, only to reverse direction after the Bank of Japan unexpectedly declined to announce any additional actions.  Crude oil prices continued to fall during the month due to overproduction and abundant supplies and finished the month 14% lower, posting the largest one-month decline in the past year.  Equities sectors rebounded from post-Brexit declines during the beginning of July.  The markets moved lower and traded within a narrow range during the middle of the month and then rallied to end the month higher due to corporate earnings reports in the U.S. which generally contained smaller-than-expected declines in quarterly earnings.    Fixed income markets also traded in narrow ranges during July as global investors assessed whether the Federal Reserve would raise interest rates in September, the Bank of Japan would expand its accommodative monetary policy, and the Bank of England and the ECB would intervene in the aftermath of the Brexit referendum.  Prices for corn, soybeans, wheat and cocoa fell slightly during July in the absence of any significant information or adverse weather conditions that would significantly impact the supplies of the commodities. Gold, silver and platinum prices moved higher during the month as political unrest in Turkey and the Eurozone sparked a flight to safety.  Uncertainty about the need for and timing of additional quantitative easing initiatives added to demand for precious metals.

August. Grant Park recorded losses during the month. Class A units were down 3.14%, Class B units were down 3.20%, Legacy 1 Class units were down 2.96%, Legacy 2 Class units were down 2.98%, Global 1 Class units were down 2.94%, Global 2 Class units were down 2.96% and Global 3 Class units were down 3.11%. The U.S. dollar ended the month up less than one percent versus both the euro and the Japanese yen amidst a volatile trading environment. Energy prices moved sharply during the month.  Rising prices across the sector moved against the Fund’s existing short positions in heating oil, crude oil, and gas oil positions.  The majority of positions were liquidated as prices increased and overall exposure to the sector was reduced by month-end.  Domestic equity indexes fell slightly as the markets demonstrated unusually low volatility.  Reports of slowing consumer spending offset a strong job-growth report.  The Hang Seng Index reached new highs on strong capital inflows data.    Yields in the fixed-income markets reversed direction and began to rise as investors anticipated an interest rate increase in September.  Overall exposure to the sector was reduced.    Corn and wheat markets fell to multi-year lows based on projections for record-large harvests.  Sugar prices surged higher due to expectations of a significant decrease in output worldwide.  Orange juice prices trended strongly upward as a combination of unfavorable weather and a crop infestation in Florida have dramatically reduced the amount of available supplies.  Orange juice prices have risen 60% during the last 12 months.  Gold, silver and platinum prices moved lower during the month as the prospect of higher interest rates caused precious metals prices to fall.

September. Grant Park recorded losses during the month. Class A units were down 2.00%, Class B units were down 2.05%, Legacy 1 Class units were down 1.81%, Legacy 2 Class units were down 1.83%, Global 1 Class units were down 1.78%, Global 2 Class units were down 1.78% and Global 3 Class units were down 1.92%. The Australian dollar strengthened on rising crude oil prices, the recovery in European stocks, and on solid Chinese economic data. The Japanese yen strengthened after the Bank of Japan evaluated its negative interest rates policy and decided to leave interest rates unchanged as it evaluated whether to consider further stimulus actions.  The British pound continued to weaken following the Brexit vote. Energy prices finished the month virtually unchanged.  Prices traded in a narrow range after OPEC announced guidance concerning potential production cuts in the future. Global equities declined as many indices performed poorly on concerns about the overall strength of the global economy. The Hang Seng Index rose, led by energy companies.    Yields in the fixed-income markets rose in anticipation the U.S. Federal Reserve will increase interest rates before the year end.  The European Central Bank decided not to announce additional stimulus plans and the Bank of Japan evaluated its negative interest rates and economic stimulus policies.  Sugar rallied 12% to a four-year high on robust demand and limited production caused by adverse weather conditions in Brazil.  Meat prices also rose as demand spiked.  Corn and soybean prices rose on reports of strong export sales and on rising demand.    Gold, silver, and platinum prices moved lower as the prospect of higher interest rates reduced demand.

Three and nine months ended September 30, 2015

Grant Park experienced minor setbacks as gains from the fixed-income and metals sectors were slightly outweighed by losses in the equity and currency markets.

For July, positions in the metals markets drove positive performance.  Grant Park's short positions in the base metals gained value as markets fell sharply after China reported weak economic data, which further depressed industrial demand for non-precious metals.  Short positions in the precious metals sector also gained in value after the Federal Reserve indicated it would support an interest rate hike in 2015.  The Fed's apparent position reduced demand for dollar-hedging assets which, in turn, drove gold prices lower.  The resulting strength in the U.S. dollar benefitted Grant Park’s long-dollar exposure.  Positions in the grains markets registered losses after the U.S. Department of Agriculture increased its crop-yield estimates and caused a sharp selloff.  Grant Park’s held long positions when the price reversal occurred and the positions lost value.

Grant Park had negative performance in August because of sharp reversals in the equity and currency markets.  The Chinese equity markets experienced several downturns throughout the month.  These events sparked investor concerns about the state of the global economy and triggered a wide-scale selloff in equity markets worldwide.  Grant Park held long positions at the onset of the sharp reversals and lost money as prices trended down.  Grant Park reduced its long exposure and was ultimately short for the sector at month's end.  Equity market weakness indirectly pressured the U.S. dollar lower and against Grant Park's long exposure as investors doubted the overall strength of the global economy and questioned whether the Federal Reserve would raise interest rates in the near-term.  Additionally, short positions in the energy markets experienced losses after an emergency meeting by OPEC supported a potential decline in global production and drove prices in the crude oil complex higher.

September's performance was strong and positive.  Long positions in the debt markets profited when tepid economic indicators in the U.S. combined with concerns about economic growth abroad to fuel increased demand for safe-haven assets.  The decision by the Federal Reserve to leave interest rates unchanged drove the fixed-income markets higher.  Finally, short exposure to the energy sector gained value after energy supplies were reported to have increased, which drove prices lower as demand fell, due, in part, to forecasts for reduced industrial demand from China.

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

July. Grant Park recorded gains during the month. Class A units were up 2.33%, Class B units were up 2.27%, Legacy 1 Class units were up 2.52%, Legacy 2 Class units were up 2.50%, Global 1 Class units were up 2.50%, Global 2 Class units were up 2.48% and Global 3 Class units were up 2.33%.  The U.S. dollar rallied to a six-week high after the U.S. Federal Reserve reinforced expectations it would raise interest rates as early as September.  The value of the Canadian dollar fell amidst the Greece crisis and on speculation the Bank of Canada will further cut interest rates. Economic reports indicating Canada may be in a recession also weakened the currency.  The Australian dollar lost value as a result of weak commodity prices and weak Chinese manufacturing data.  Natural gas and heating oil markets fell because of an increase in supplies.  Crude oil prices declined by almost 20% amidst volatility in the Chinese stock markets and on U.S Energy Information Administration reports which confirmed global production continued to exceed demand.    U.S. and Eurozone equity markets moved higher after the Greek Parliament agreed to the austerity measures needed to receive assistance from the Eurozone.  Bullish corporate earnings in the U.S., especially in the technology sector, also supported equity market strength.  Global fixed-income prices moved higher due to increased demand for safe-haven assets amidst volatility in the global equity markets and on sharp declines in commodity prices.  U.S. Treasury markets were also bolstered by increased demand from international investors.  Corn, wheat, and soybean markets fell as favorable weather raised harvest forecasts.  Sugar prices also declined in reaction to increased supplies and weak demand.  Cotton prices moved lower after the U.S. government unexpectedly cut its demand forecast for China.  Coffee markets weakened as dry weather supported growing conditions; the fall in value of the Brazilian real also contributed to lower prices.  Gold and silver prices fell slightly after Federal Reserve Chairwoman Yellen suggested the U.S. economy was improving and an interest rate hike in 2015 is likely.  Platinum prices fell as China’s passenger-vehicle sales declined for the first time in two years.  Copper markets declined after Greece's early-month vote against austerity and after data from China raised speculation economic growth may continue to falter.

August. Grant Park recorded losses during the month. Class A units were down 6.15%, Class B units were down 6.20%, Legacy 1 Class units were down 5.97%, Legacy 2 Class units were down 5.99%, Global 1 Class units were down 6.03%, Global 2 Class units were down 6.05% and Global 3 Class units were down 6.18%.  The U.S. dollar declined after the Federal Reserve indicated there was uncertainty on when to raise interest rates and signaled that a stronger dollar could hinder U.S. inflation and growth.  The euro strengthened after Greece received its third bailout and the Consumer Confidence Index for the Eurozone improved unexpectedly.  The Japanese yen finished higher due to increased demand for safe-haven assets amidst volatility in the global equity markets.  The New Zealand dollar and the Australian dollar declined amidst concerns about the health of China, a key trading partner of both nations.   Gasoline blendstock prices declined over 10% after the U.S. Energy Information Administration reported inventories rose unexpectedly.  Crude oil markets rose after Venezuela requested an emergency OPEC meeting to discuss a reduction in global production in response to recent weak oil prices. Global equity markets finished a volatile month lower on speculation weak growth in China could be a harbinger for a global economic slowdown.  Hong Kong’s Hang Seng Index was down over 12% on concerns regarding economic growth in the region.    Fixed-income markets in the U.S., U.K., and Japan finished the month higher after volatility in both global stock and commodity markets drove investors toward safer assets.  German Bund markets finished lower, pressured as monetary easing by the People’s Bank of China fostered optimism and reduced demand for safe-haven assets near month end.  Corn, wheat, and soybean markets fell because favorable weather buoyed supply forecasts and because of uncertainty surrounding China’s economy.  Lean hog prices fell over 13% due to decline in demand.  Sugar moved lower due to abundant supplies, and coffee prices decreased because of weakness in the Brazilian real.  Gold and platinum prices rose as demand for safe haven assets increased amidst steep losses in global equity markets and on uncertainty surrounding the Federal Reserve's commitment to raising U.S. interest rates.  Base metals markets fell as investors worried a weak Chinese economy will lead to a slump in demand for industrial metals.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of September 30, 2016 and December 31, 2015 and the trading gains/losses by market category for the nine months ended September 30, 2016 and the year ended December 31, 2015. All open position trading risk exposures of Grant Park, except for the swap transactions, have been included in calculating the figures set forth below. As of September 30, 2016, Grant Park’s net asset value was approximately $181.7 million. As of December 31, 2015, Grant Park’s net asset value was approximately $213.7 million.

	September 30, 2016
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.7%	1.3%
Interest rates	0.6	11.9
Currencies & Forward Currency Contracts	0.4	(1.2)
Agriculturals/softs/meats	0.2	0.8
Metals	0.2	(1.8)
Energy	0.1	(0.7)

Aggregate/Total	1.0%	10.3%

	December 31, 2015
Market Sector	Value at Risk*	Trading Gain/(Loss)

Currencies & Forward Currency Contracts	0.5%	(1.5)%
Energy	0.5	3.5
Interest rates	0.4	(0.3)
Stock indices	0.3	(4.7)
Metals	0.3	(0.2)
Agriculturals/softs/meats	0.2	(3.4)

Aggregate/Total	1.2%	(6.6)%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of September 30, 2016, by market sector.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in G-7 countries as well as other jurisdictions including Australia, the Eurozone, Hong Kong, Malaysia, Mexico, Poland, Singapore, South Africa, South Korea, Sweden, Taiwan, Thailand and Turkey.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of September 30, 2016, Grant Park was predominantly long equities in Australia, Brazil, Canada, Chile, the Eurozone, Hong Kong, China, India,  Korea, Japan, Malaysia, Taiwan, Thailand, Turkey, Sweden, the U.K. and the U.S. and short equities in  Argentina, Columbia, Mexico, Poland, South Africa, Singapore and Israel.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, Singapore, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of September 30, 2016, Grant Park was long interest rate instruments in Australia, Canada, the Eurozone, Japan, New Zealand, Spain, the U.K., and the U.S. and short interest rate instruments in Switzerland.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of September 30, 2016, Grant Park was long the U.S. dollar against the euro, British pound, Canadian dollar, Mexican peso and Swiss franc and was short the U.S. dollar against the Australian dollar, Japanese yen and New Zealand dollar.

Agriculturals/Softs/Meats

Grant Park’s primary commodities risk exposure is driven by agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of September 30, 2016, in the grains markets, Grant Park had long exposure to coffee, cotton, crude palm, lumber, orange juice, rapeseed, rough rice, soybeans, soybean oil and sugar and Grant Park had short exposure to canola, cocoa, corn, feeder cattle, lean hogs, live cattle, red wheat, oats, robust coffee, rubber, soybean meal, white maize and wheat.

Metals

Grant Park’s metals market risk exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel, and zinc. As of September 30, 2016, in the precious metals sector Grant Park had long positions in gold and short positions in silver and platinum.  In the base metals, Grant Park had long positions in aluminum, lead, nickel, tin, palladium and zinc and short positions in copper.

Energy

Grant Park’s primary energy market risk exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South AmericaAs of September 30, 2016, in the energy market Grant Park had long exposure to Brent crude, heating oil, natural gas and Rotterdam coal and had short exposure to crude oil, carbon emissions, new crude oil, new gasoline, gas oil, U.K. natural gas and NY Harbor RBOB gas.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of September 30, 2016.

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

The general partner monitors Grant Park’s performance and the concentration of its open positions and consults with the trading advisors concerning Grant Park’s overall risk profile. If the general partner felt it necessary to do so, the general partner could require the trading advisors to close out individual positions as well as enter positions traded on behalf of Grant Park. However, any intervention would be a highly unusual event. Approximately 2% to up to 15% of Grant Park’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts.  The general partner primarily relies on the trading advisors’ own risk control policies while maintaining a general supervisory overview of Grant Park’s market risk exposures. The trading advisors apply their own risk management policies to their trading. The trading advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The trading advisors’ research of risk management often suggests ongoing modifications to their trading programs.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2015, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	None

Issuer Purchases of Equity Securities

(c)

The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended September 30, 2016.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)
	Unit		Unit		Unit		Unit		Unit		Unit		Unit

07/01/2016 through 07/31/2016	0.00	$1,167.77	1,779.54	$961.95	13.32	$906.00	22.76	$887.96	929.78	$892.62	40.27	$876.80	5,150.15	$771.83	7,935.82	(2)
08/01/2016 through 08/31/2016	0.00	$1,131.07	1,433.78	$931.21	0.00	$879.21	8.26	$861.53	546.54	$866.34	28.17	$850.81	11,886.25	$747.85	13,903.00	(2)
09/01/2016 through 09/30/2016	157.69	$1,108.49	1,224.50	$912.12	16.70	$863.32	0.00	$845.78	967.76	$850.87	123.14	$835.66	2,644.90	$733.46	5,134.69	(2)
Total	157.69	$1,108.49	4,437.82	$938.27	30.02	$882.26	31.02	$880.92	2,444.08	$870.21	191.58	$846.53	19,681.30	$752.19	26,973.51	(2)

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
101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: November 14, 2016	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)