Form 10-K
period 2016-12-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2017-02-27
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b -2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

The Registrant has no voting stock. As of January 31, 2017, there were 8,808.45 Class A Units, 109,138.26 Class B Units, 1,483.39 Legacy 1 Class Units, 563.96 Legacy 2 Class Units, 39,904.17 Global Alternative Markets 1 Class Units, 2,457.00 Global Alternative Markets 2 Class Units, and 24,987.98 Global Alternative Markets 3 Class Units issued and outstanding.

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

Dearborn Capital Management, L.L.C., along with its predecessor as general partner and commodity pool operator, Dearborn Capital Management, Ltd., has had management responsibility for Grant Park since its inception. The general partner has been registered as a commodity pool operator and a commodity trading advisor under the Commodity Exchange Act, as amended (the “Commodity Exchange Act”) and has been a member of the National Futures Association (“NFA”) since December 1995. The general partner has been approved as a forex firm effective December 2010 and as a swap firm effective April 2013.  The general partner has been registered as an investment adviser under the Investment Advisers Act of 1940 since January 2013. Dearborn Capital Management, Ltd., which served as Grant Park’s general partner, commodity pool operator and sponsor from 1989 through 1995, was registered as a commodity pool operator between August 1988 and March 1996 and as a commodity trading advisor between September 1991 and March 1996 and was a member of the NFA between August 1988 and March 1996.

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 9, LLC (“GP 9”)       GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)   GP 6, LLC (“GP 6”)   GP 11, LLC (“GP 11”)   GP 17, LLC (“GP 17”)

GP 4, LLC (“GP 4”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)   GP 18, LLC (“GP 18”)

There were no assets allocated to GP 3, GP 6, and GP 15 as of December 31, 2016.

Through their respective Trading Companies, Amplitude Capital International Limited (“Amplitude”), EMC Capital Advisors, LLC (“EMC”), H2O Asset Management LLP (“H2O”), Lynx Asset Management AB (“Lynx”), Quantica Capital AG (“Quantica”), Rabar Market Research, Inc. (“Rabar”), Revolution Capital Management, LLC (“RCM”), Transtrend B.V. (“Transtrend”) and Winton Capital Management Limited (“Winton”) (collectively, the “Advisors”), serve as Grant Park’s commodity trading advisors. Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of January 31, 2017, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors Amplitude, EMC, H2O, Lynx, Quantica, Rabar, RCM, Transtrend and Winton. No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

Grant Park utilizes SG Americas Securities, LLC (formerly Newedge USA, LLC) and Wells Fargo Securities, LLC as its clearing brokers. The general partner may retain additional or substitute clearing brokers for Grant Park in its sole discretion.

Since its inception and through February 28, 2003, Grant Park offered its beneficial interests exclusively to qualified investors on a private placement basis. Effective June 30, 2003, Grant Park registered up to an aggregate of $200 million of Class A and Class B units with the SEC and began publicly offering both Class A and Class B units for sale. Effective April 1, 2009, Grant Park restructured and registered up to an aggregate of $1,150,000,000 of Legacy 1 Class, Legacy 2 Class, Global Alternative Markets 1 (“Global 1”) Class, Global Alternative Markets 2 (“Global 2”) Class and Global Alternative Markets 3 (“Global 3”) Class units. Effective April 30, 2012, Grant Park subsequently registered an additional $200 million of Global 3 Class units.  Class A and Class B units are outstanding but no longer offered by Grant Park. From July 1, 2003 through December 31, 2016, the Fund has raised approximately $1,484,477,000 of new capital and is continuing to publicly offer up to an additional $858,253,000 of units on a continuous basis at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

As of December 31, 2016, Grant Park had a net asset value of approximately $165.4 million and 6,170 limited partners. As of the close of business on December 31, 2016, the net asset value per unit of the Class A units was $1,084.25, the net asset value of the Class B units was $890.74, the net asset value of the Legacy 1 Class units was $849.35, the net asset value of the Legacy 2 Class units was $831.55, the net asset value of the Global 1 Class units was $838.82, the net asset value of the Global 2 Class units was $823.19 and the net asset value of the Global 3 Class units was $719.36.

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

Fees and Expenses

The following is a summary description of current fees and expenses chargeable to Grant Park as of January 1, 2017:

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

ITEM 1A.RISK FACTORS

Grant Park’s performance, trading activities, operating results, financial condition and net asset value could be negatively impacted by a number of risks and uncertainties, including those outlined below, which we consider the most significant risks that may affect the value of your investment in Grant Park. You should also refer to the other information included in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes for the year ended December 31, 2016, as well as information incorporated by reference herein, for further information regarding Grant Park.

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

Grant Park may be subject to increased regulation.

Events during the late 2000s (including market volatility and disruptions and the bankruptcy, failure, improper practices, and adverse financial results of certain financial institutions, trading firms, and private investment funds) have focused attention upon the necessity of firms engaging in the trading of highly leveraged securities, commodities, and derivatives to maintain adequate risk controls and compliance procedures.  In addition, these events have led to increased governmental and self-regulatory authority scrutiny of various trading participants and the fund industry in general, particularly with regard to business practices, transparency and monitoring of trading positions, and protection of customer funds.  Regulators have increased scrutiny, reporting requirements, restrictions, and regulations in various areas concerning funds. Such regulations may limit Grant Park’s strategy and increase compliance risks to Grant Park.  Additionally, certain regulatory agencies have conducted discussions with market participants, registrants and investors to ascertain investor protection implications of the growth of investment funds, and proposals have been made with regard to best business practices and additional regulation of such funds, their operators and advisors, and certain of their activities, including proposed restrictions on certain types of trading and proposals for increased public and private disclosure of financial, trading, and risk management information.  The regulation of futures, forward, and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the “derivatives” markets in general.  Any regulations that restrict the ability of Grant Park to employ various types of trading methods or trading instruments in connection with Grant Park’s trading, or otherwise restrict Grant Park’s trading activities, require Grant Park to disclose proprietary information, or subject Grant Park to additional regulation, could adversely impact Grant Park’s profit potential or its ability to conduct business.

Grant Park may be affected by Brexit risks.

On June 23, 2016, the United Kingdom (U.K.) held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit”. Although it is unknown what the precise impact of Brexit will be, these changes could cause disruptions to and create uncertainty surrounding Grant Park and the global economy. Brexit could, among other risks, affect Grant Park’s relationships with existing and future investors, investments and service providers. The measures could potentially disrupt the markets and adversely change tax benefits or liabilities in certain jurisdictions, and may cause Grant Park to lose profits or investors. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. The announcement of Brexit caused and may continue to cause significant volatility in global stock markets and currency exchange rate fluctuations that may adversely affect Grant Park’s results in numerous ways and/or in ways the general partner cannot predict or anticipate.

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

Until such time as these transactions are cleared, Grant Park will be subject to a greater risk of counterparty default on its swaps.  Because swaps do not generally involve the delivery of underlying assets or principal, the amount payable upon default and early termination is usually calculated by reference to the current market value of the contract.  Swap dealers and major swap participants require Grant Park to deposit initial margin and variation margin as collateral to support such obligation under the swap agreement but may not themselves provide collateral for the benefit of Grant Park.  If the counterparty to such a swap agreement defaults, Grant Park would be a general unsecured creditor for any termination amounts owed by the counterparty to Grant Park as well as for any collateral deposits in excess of the amounts owed by Grant Park to the counterparty, which would result in losses to Grant Park.

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

Grant Park uses a total return swap with Deutsche Bank AG to invest in a customized index designed to replicate the net returns of a trading advisor’s trading program.  The swap is linked to an index comprised of shares in segregated portfolios directed by a trading advisor selected by the general partner.  It is possible that the underlying index in respect of the swap owned by a trading company may not fully track the performance of the relevant trading advisor program in respect of other accounts traded by such trading advisor.  Further, the calculation of the underlying index for such swap includes a deduction for a fee payable to the swap counterparty.  This deduction will mean that the return of such investment will be lower than would be the case if no fees were deducted.

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

There has been a dramatic increase over the past quarter century in the amount of assets managed by systematic and technical trading systems like that of the trading advisors. Assets in managed futures, for example, have grown from approximately $300 million in 1980 to over $337 billion in September 2016 according to BarclayHedge, which serves institutional clients worldwide in the field of hedge fund and managed futures performance measurement and portfolio management. This means increased trading competition among a larger number of market participants for transactions at favorable prices, which could operate to the detriment of Grant Park by preventing Grant Park from affecting transactions at desired prices. It may become more difficult for Grant Park to implement its trading strategies if other commodity trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate commodity interest positions.

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

As a result, Mr. Kavanagh, Mr. Al Rayes, and Mr. Meehan each indirectly own a minority interest in EMC, one of Grant Park’s commodity trading advisors.  The relationship between the principals of the general partner and the principals of EMC may create a conflict of interest in that Mr. Kavanagh, Mr. Al Rayes, and Mr. Meehan may indirectly receive compensation based on the trading services EMC provides to Grant Park, and the general partner may therefore have a disincentive to terminate or replace EMC, even if termination or replacement is or may be in the best interest of Grant Park. The general partner intends to limit the amount of consulting fees paid in the future to EMC to no more than the aggregate dollar amount of consulting fees paid to EMC in 2014, which was $500,300.  The consulting fee cap was based on a 10% allocation and EMC will not be paid more than $500,300 per year in consulting fees.

Affiliates of one of Grant Park’s clearing brokers, Wells Fargo Securities, LLC, also serve as one of Grant Park’s selling agents. As a result, the general partner may not be inclined to replace or terminate Wells Fargo Securities, LLC as a clearing broker if it believes that this will adversely affect Wells Fargo’s efforts as selling agents. Wells Fargo’s dual roles may also give rise to a conflict in that as a selling agent, it may have a disincentive to advise potential investors against investing in Grant Park or to advise existing investors to redeem their units, in either case in the best interests of the investors, because to do so would reduce the compensation paid to Wells Fargo Securities, LLC as clearing broker.

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

Under CFTC regulations, a clearing broker is required to maintain customers’ assets held for trading on U.S. exchanges in one or more segregated accounts. Customers’ assets held for trading on non-U.S. exchanges are maintained in one or more secured accounts held by or for the benefit of Grant Park’s clearing brokers, which accounts are subject to different and generally less extensive treatment under the Commodity Exchange Act and CFTC regulations than applies to customer segregated accounts. If a clearing broker fails to do so, or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as Grant Park, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. There can be no assurances that a well-capitalized, major institution will not become bankrupt. Events in the last several years have demonstrated that even major financial institutions can and do fail. Grant Park also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which commodity interest contracts are traded.

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

The general partner relies on the trading advisors to achieve trading gains for Grant Park, allocating to each of them responsibility for, and discretion over, trading of their allocated portions of Grant Park’s assets. The trading advisors, in turn, are dependent on the services of a limited number of persons to develop and refine their trading approaches and strategies and execute Grant Park’s transactions. The loss of the services of any trading advisor’s principals or key employees, or the failure of those principals or key employees to function effectively as a team, may have an adverse effect on that trading advisor’s ability to manage its trading activities successfully or may cause the trading advisor to cease operations entirely, either of which, in turn, could negatively impact Grant Park’s performance. Each of Grant Park’s trading advisors is controlled, directly or indirectly, by one or more individuals, or, in the case of Transtrend, of which 100% of the voting interest is owned by Robeco Nederland BV, by its managing directors. The death, incapacity or prolonged unavailability of such individuals likely would greatly hinder these trading advisors’ operations, and could result in their ceasing operations entirely, which could adversely affect the value of your investment in Grant Park.

Grant Park may be exposed to style drift.

The general partner cannot control the trading conducted by each trading advisor and relies primarily on information provided by such advisors in assessing investment strategies, the underlying risks of different trading strategies and, ultimately, determining whether, and to what extent, the general partner will allocate Grant Park’s assets to such trading advisors. “Style drift” is the risk that a trading advisor may deviate from the stated or expected investment strategy or methodology.  Style drift can occur abruptly if a trading advisor believes that it has identified an investment opportunity for higher returns from a different approach, or it can occur gradually, such as if, for example, an advisor changes its leverage level or modifies its trading signals incrementally over time. Style drift can also occur if a trading advisor focuses on factors it had deemed immaterial in its offering documents – such as particular statistical information or returns relative to certain benchmarks.  Additionally, style drift poses a particular risk for multiple-manager structures such as Grant Park, since Grant Park may be exposed to particular markets or strategies to a greater extent than was anticipated by the general partner when it assessed the portfolio's risk-return characteristics and allocated assets to certain trading advisors. This may, in turn, result in overlapping strategies or methodologies among various trading advisors.  The general partner's sole remedy in the event of a deviation by a trading advisor from its offering or other governing documents may be only to cause Grant Park to withdraw capital, subject to any applicable withdrawal restrictions.

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

Cybersecurity risks could have material adverse effects on Grant Park.

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

The Dodd-Frank Act includes provisions that comprehensively regulate the OTC derivatives markets for the first time. The Dodd-Frank Act requires that a substantial portion of OTC derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the applicable clearinghouse, as well as possible CFTC-mandated margin requirements. On December 16, 2015, the CFTC adopted margin requirements for non-cleared OTC derivatives executed by registered swap dealers or major swap participants for which no U.S. federal banking agency is a prudential regulator.  Although Grant Park is not directly subject to these margin requirements, to the extent that Grant Park enters into a non-cleared OTC derivatives transaction with a counterparty subject to such requirements, Grant Park will be indirectly affected since such counterparty will be required to collect margin from or post margin to, as applicable, Grant Park. In general, such rules will become effective according to a phase-in schedule for any non-cleared OTC derivative transaction in which Grant Park engages beginning March 1, 2017 and extending to September 1, 2020, unless effectiveness is delayed or amended.

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

Forwards, swaps and other derivatives are subject to varying and complex risks.

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

The failure to comply with economic sanction laws and the U.S. FCPA may subject Grant Park to substantial negative consequences.

Economic sanction laws in the United States and other jurisdictions may prohibit the general partner and Grant Park from transacting with or in certain countries and with certain individuals and companies. In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals identified by OFAC. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities have been specifically identified by OFAC.

The general partner and Grant Park are committed to complying with the U.S. Foreign Corrupt Practices Act (FCPA) and other anti-corruption laws, anti-bribery laws and regulations, as well as anti-boycott regulations, to which they are subject. In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. While the general partner will generally seek to comply with the FCPA, such efforts may not be effective in all instances to prevent violations. In addition, despite the general partner’s efforts, trading advisors may engage in activities that could result in FCPA violations. Any determination that the general partner or Grant Park has violated the FCPA or other applicable laws could subject Grant Park to, among other things, various penalties, fines, litigation or general loss of investor confidence, any one of which could materially adversely affect Grant Park’s ability to achieve its investment objective and/or conduct its operations.

Tax Risks

Partnership treatment is not assured.

Grant Park has received an opinion of counsel to the effect that, under current U.S. federal income tax law, Grant Park will be treated as a partnership for U.S. federal income tax purposes, provided that (a) at least 90% of Grant Park’s annual gross income has previously consisted of and currently consists of “qualifying income” as defined in Section 7704 of the Internal Revenue Code of 1986, as amended, and (b) Grant Park is organized and operated in accordance with its governing agreements and applicable law. The general partner believes it is likely, but not certain, that Grant Park will continue to meet the foregoing test. However, an opinion of counsel is subject to changes in applicable tax laws and is not binding on the Internal Revenue Service, any other taxing authority or any court.

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

No assurances can be given that Grant Park’s tax returns will not be audited by a taxing authority or that an audit will not result in adjustments to Grant Park’s tax returns under current law, any adjustments resulting from an audit may require each limited partner to file an amended tax return and to pay additional taxes plus interest, which generally is not deductible, and might result in an audit of the limited partner’s own tax return. An audit of a limited partner’s tax return could result in adjustments of non-Grant Park, as well as Grant Park, income and deductions.

The U.S. federal income tax laws were recently amended to provide new procedures and rules that will apply in the case of an audit of a partnership for taxable years beginning after December 31, 2017. These procedures and rules generally provide that assessment and collection of additional income taxes will be made at the partnership level rather than at the partner level. As a result, such additional income tax assessment would be borne by the limited partners that own units of Grant Park at the time of such assessment, which may be different persons, or persons with different ownership percentages, than the person owning units for the tax year at issue.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for any of Grant Park’s units. All units may be transferred or redeemed subject to the conditions imposed by Grant Park’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”). As of January 31, 2017 there were 68 Class A unit holders, 4,002 Class B unit holders, 36 Legacy 1 Class unit holders, 10 Legacy 2 Class unit holders, 1,257 Global 1 Class unit holders, 67 Global 2 Class unit holders, 600 Global 3 Class unit holders, and 8,808.45 Class A units, 109,138.26 Class B units, 1,483.39 Legacy 1 Class units, 563.96 Legacy 2 Class units, 39,904.17 Global 1 Class units, 2,457.00 Global 2 Class units and 24,987.98 Global 3 Class units outstanding.

Dearborn Capital Management, L.L.C., as Grant Park’s general partner, has sole discretion in determining what distributions, if any, Grant Park will make to its unit holders. Grant Park has not made any such distributions as of the date hereof. The general partner does not intend to make any distributions of Grant Park’s assets.

Class A and Class B units are no longer being offered. Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. Sales of the Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class, units during the fourth quarter 2016 were as follows:

Units	October	November	December

Legacy 1 Class Units
Units sold	—	—	—
Net asset value	$863.32	$833.51	$829.36
Legacy 2 Class Units
Units sold	—	—	—
Net asset value	$845.78	$816.41	$812.17
Global 1 Class Units
Units sold	8,827.06	1,179.72	136.72
Net asset value	$850.87	$822.22	$818.58
Global 2 Class Units
Units sold	—	—	—
Net asset value	$835.66	$807.53	$803.78
Global 3 Class Units
Units sold	—	34.49	—
Net asset value	$733.46	$707.73	$703.42

The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Issuer Purchases of Equity Securities

The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended December 31, 2016.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)
	Unit		Unit		Unit		Unit		Unit		Unit		Unit

10/01/2016 through 10/31/2016	5.12	$1,068.16	2,075.26	$878.47	41.19	$833.51	0.00	$816.41	2,459.01	$822.22	6.53	$807.53	10,865.94	$707.73	15,453.05	(2)
11/01/2016 through 11/30/2016	0.00	$1,060.80	1,717.21	$871.94	0.00	$829.36	0.00	$812.17	2,320.89	$818.58	82.08	$803.78	2,148.33	$703.42	6,268.51	(2)
12/01/2016 through 12/31/2016	25.37	$1,084.25	2,038.44	$890.74	32.02	$849.35	122.11	$831.55	1,794.28	$838.82	12.34	$823.19	1,054.27	$719.36	5,078.83	(2)
Total	30.49	$1,081.55	5,830.91	$880.84	73.21	$840.44	122.11	$831.55	6,574.18	$825.47	100.95	$806.40	14,068.54	$707.94	26,800.39	(2)
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

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data of Grant Park as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 is derived from the consolidated financial statements that have been audited by RSM US LLP (formerly McGladrey LLP through October 26, 2015), Grant Park’s independent registered public accountant. This financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and with Grant Park’s consolidated financial statements and the notes thereto, included elsewhere in this Annual Report on Form 10-K. Results from past periods are not necessarily indicative of results that may be expected for any future period.

	As of and For the Year Ended December 31,
	2016	2015	2014	2013	2012
Total assets	$170,589,898	$221,473,281	$312,623,935	$469,547,488	$660,873,332
Total partners’ capital	165,364,938	213,734,839	298,529,188	447,372,009	636,740,050
Total trading gains (losses)	10,689,956	(17,036,253)	40,669,581	10,123,922	11,181,019
Interest income	1,316,496	1,280,436	1,103,332	1,325,299	1,831,201
Total expenses	11,342,814	17,587,313	28,319,063	35,812,050	54,954,423
Net income (loss)	663,638	(33,343,130)	13,453,850	(24,362,829)	(41,942,203)
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:

General Partner & Limited Partner Class A Units	(8.55)	(154.77)	77.91	(46.71)	(79.47)

General Partner & Limited Partner Class B Units	(13.39)	(134.71)	59.42	(45.55)	(74.07)

General Partner & Limited Partner Legacy 1 Class Units	11.81	(97.61)	74.39	(15.34)	(36.13)

General Partner & Limited Partner Legacy 2 Class Units	9.36	(98.07)	72.50	(16.84)	(38.46)

General Partner & Limited Partner Global 1 Class Units	21.11	(95.53)	78.00	(10.28)	(28.82)

General Partner & Limited Partner Global 2 Class Units	20.16	(95.66)	75.24	(12.04)	(30.73)

General Partner & Limited Partner Global 3 Class Units	5.70	(98.81)	56.44	(23.87)	(42.70)

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents Grant Park’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2016 and 2015, which is unaudited. However, in the opinion of Grant Park, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been made. Interim results are subject to significant seasonal variations and are not indicative of the results of operations to be expected for a full fiscal year.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2016	2016	2016	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total trading gains (losses)	$12,276,680	$4,073,452	$(3,739,683)	$(1,920,493)
Net income (loss)	9,294,494	1,356,090	(6,064,548)	(3,922,398)
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:

General Partner & Limited Partner Class A Units	45.01	7.90	(37.22)	(24.24)
General Partner & Limited Partner Class B Units	35.70	4.47	(32.18)	(21.38)
General Partner & Limited Partner Legacy 1 Class Units	38.95	10.68	(23.85)	(13.97)
General Partner & Limited Partner Legacy 2 Class Units	37.75	9.75	(23.91)	(14.23)
General Partner & Limited Partner Global 1 Class Units	41.52	14.32	(22.68)	(12.05)
General Partner & Limited Partner Global 2 Class Units	40.86	14.37	(22.60)	(12.47)
General Partner & Limited Partner Global 3 Class Units	33.49	9.46	(23.15)	(14.10)
Net asset value per unit:
General Partner & Limited Partner Class A Units	1,137.81	1,145.71	1,108.49	1,084.25
General Partner & Limited Partner Class B Units	939.83	944.30	912.12	890.74
General Partner & Limited Partner Legacy 1 Class Units	876.49	887.17	863.32	849.35
General Partner & Limited Partner Legacy 2 Class Units	859.94	869.69	845.78	831.55
General Partner & Limited Partner Global 1 Class Units	859.23	873.55	850.87	838.82
General Partner & Limited Partner Global 2 Class Units	843.89	858.26	835.66	823.19
General Partner & Limited Partner Global 3 Class Units	747.15	756.61	733.46	719.36

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2015	2015	2015	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total trading gains (losses)	$15,670,805	$(25,324,656)	$602,455	$(7,984,857)
Net income (loss)	8,793,906	(28,585,586)	(2,613,318)	(10,938,132)
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:

General Partner & Limited Partner Class A Unit	36.49	(125.80)	(11.64)	(53.82)
General Partner & Limited Partner Class B Unit	28.80	(106.21)	(11.22)	(46.08)
General Partner & Limited Partner Legacy 1 Class Unit	31.93	(89.50)	(3.86)	(36.18)
General Partner & Limited Partner Legacy 2 Class Unit	30.89	(88.59)	(4.31)	(36.06)
General Partner & Limited Partner Global 1 Class Unit	32.59	(87.59)	(4.57)	(35.96)
General Partner & Limited Partner Global 2 Class Unit	31.55	(86.41)	(4.94)	(35.86)
General Partner & Limited Partner Global 3 Class Unit	25.27	(81.26)	(7.67)	(35.15)
Net asset value per unit:
General Partner & Limited Partner Class A Unit	1,284.06	1,158.26	1,146.62	1,092.80
General Partner & Limited Partner Class B Unit	1,067.64	961.43	950.21	904.13
General Partner & Limited Partner Legacy 1 Class Unit	967.08	877.58	873.72	837.54
General Partner & Limited Partner Legacy 2 Class Unit	951.15	862.56	858.25	822.19
General Partner & Limited Partner Global 1 Class Unit	945.83	858.24	853.67	817.71
General Partner & Limited Partner Global 2 Class Unit	930.24	843.83	838.89	803.03
General Partner & Limited Partner Global 3 Class Unit	837.74	756.48	748.81	713.66

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Grant Park is a multi-advisor commodity pool organized to pool assets of its investors for the purpose of trading in the U.S. and international spot and derivatives markets for currencies, interest rates, stock indices, agricultural and energy products, precious and base metals and other commodities and underliers. Grant Park also engages in trading of equity securities, listed options, broad-based exchange traded funds, hedge, arbitrage and cash trading of commodities, futures and swap contracts. Grant Park has been in continuous operation since it commenced trading on January 1, 1989. Grant Park’s general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C., an Illinois limited liability company. The manager of Dearborn Capital Management, L.L.C. is David M. Kavanagh, its President.

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 9, LLC (“GP 9”)       GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)   GP 6, LLC (“GP 6”)   GP 11, LLC (“GP 11”)   GP 17, LLC (“GP 17”)

GP 4, LLC (“GP 4”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)   GP 18, LLC (“GP 18”)

There were no assets allocated to GP 3, GP 6, and GP 15 as of December 31, 2016.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors or through swap transactions based on reference programs of such advisors. Amplitude Capital International Limited, EMC Capital Advisors LLC, H2O Asset Management LLP, Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Revolution Capital Management LLC, Transtrend B.V. and Winton Capital Management Limited serve as Grant Park’s commodity trading advisors. Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of December 31, 2016, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors Amplitude, EMC, H2O, Lynx, Quantica, Rabar, RCM, Transtrend and Winton. No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of December 31, 2016:

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the years ended December 31, 2016, 2015 and 2014, are set forth in the table below:

	2016	2015	2014
Total return – Class A Units	(0.8)%	(12.4)%	6.7%
Total return – Class B Units	(1.5)%	(13.0)%	6.1%
Total return – Legacy 1 Class Units	1.4%	(10.4)%	8.6%
Total return – Legacy 2 Class Units	1.1%	(10.7)%	8.6%
Total return – Global 1 Class Units	2.6%	(10.5)%	9.3%
Total return – Global 2 Class Units	2.5%	(10.6)%	9.1%
Total return – Global 3 Class Units	0.8%	(12.2)%	7.5%

Grant Park’s total net asset value at December 31, 2016, 2015 and 2014 was $165.4 million, $213.7 million and $298.5 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding the swap transactions, for each of the years ended December 31, 2016, 2015 and 2014.

	% Gain (Loss)
	Year Ended
	December 31,
	2016	2015	2014

Agriculturals	0.6%	(2.7)%	1.4%
Currencies	(1.3)	(0.5)	5.0
Energy	(2.5)	3.5	3.6
Interest rates	11.9	(0.3)	11.0
Meats	(0.1)	—	1.2
Metals	(1.4)	(0.2)	(2.6)
Soft commodities	(0.5)	(0.7)	1.1
Stock indices	2.5	(4.7)	(4.6)
Forward Currency Contracts	0.2	(1.0)	(0.7)

Total	9.4%	(6.6)%	15.4%

Year ended December 31, 2016

Grant Park's overall performance was positive and negative for 2016.

Grant Park’s first quarter profits were primarily created by gains in the fixed income and energy markets; long exposure in the fixed income sector capitalized on strong price uptrends that were driven by concerns over the strength of the global economy.  Early-quarter gains in fixed income were partially offset in March, when trends sharply reversed following strong U.S GDP data and speculation the Federal Reserve would raise interest rates sooner than anticipated.  At the end of the quarter Grant Park repositioned its equity exposure to a net long exposure after profiting from short positions at the start of the year.

Performance in the second quarter was positive due to rallies in the fixed income and currency markets which followed the U.K.’s referendum to withdraw from the European Union.  Yields on the 30-year U.S. Treasury bond and the U.K. 10-year gilt fell to record lows, while German debt instruments yielded negative interest rates.  Equity markets worldwide reacted violently to the U.K. referendum results and several indices immediately fell by more than 5%.  The currencies markets mirrored the reactions by equity and fixed income markets.  The British pound immediately fell over 10%, partially offsetting sector gains.

The third quarter’s performance was negative as gains in the equity and agricultural sectors were offset by investments in the fixed income, metals, and currencies sectors.  Long equity exposure benefitted as equities rebounded post-Brexit, while long U.S. dollar positions against the Japanese yen were negatively impacted by several rapid price reversals caused by unexpected actions by the Bank of Japan.  Rising prices across the energy sector moved against Grant Park’s existing short positions in heating oil, crude oil, and gas oil positions.  The majority of Grant Park’s positions were liquidated and overall exposure to the energy sector was reduced by quarter-end.  Overall exposure to the fixed income sector was reduced as worries about inflation and an interest rate increase in December caused prices to begin to fall.

The fourth quarter's performance was negative in the energy, agricultural and fixed income sectors.  Prices across the global fixed income markets continued to fall as the December interest rate hike became a reality.   Bund prices fell over two percent and British gilt prices declined after the European Central Bank began meetings to consider whether to taper or to end its quantitative easing initiatives.  Long crude oil positions added to losses as crude oil prices declined on doubts OPEC members and Russia would agree to cut crude oil production.  Ultimately, production cuts were agreed upon.

For the year ended December 31, 2016, Grant Park had a negative return of approximately 0.8% for the Class A units, a negative return of approximately 1.5% for the Class B units, a positive return of approximately 1.4% for the Legacy 1 Class units, a positive return of approximately 1.1% for the Legacy 2 Class units, a positive return of approximately 2.6% for the Global 1 Class units, a positive return of approximately 2.5% for the Global 2 Class units, and a positive return of approximately 0.8% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 9.4%, which were decreased by losses of approximately 1.2% from swap transactions and increased by approximately 0.8% from interest income. These trading gains were decreased by approximately 9.3% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park. An analysis of the 9.4% trading gains by sector is as follows:

% Gain (Loss)

Agriculturals	0.6%
Currencies	(1.3)
Energy	(2.5)
Interest rates	11.9
Meats	(0.1)
Metals	(1.4)
Soft commodities	(0.5)
Stock indices	2.5
Forward Currency Contracts	0.2

Total	9.4%

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

For the year ended December 31, 2015, Grant Park had a negative return of approximately 12.4% for the Class A units, a negative return of approximately 13.0% for the Class B units, a negative return of approximately 10.4% for the Legacy 1 Class units, a negative return of approximately 10.7% for the Legacy 2 Class units, a negative return of approximately 10.5% for the Global 1 Class units, a negative return of approximately 10.6% for the Global 2 Class units, and a negative return of approximately 12.2% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 6.6%, which were decreased by gains of approximately 0.5% from swap transactions and approximately 0.6% from interest income. These trading losses were increased by approximately 6.9% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park. An analysis of the 6.6% trading losses by sector is as follows:

% Gain (Loss)

Agriculturals	(2.7)%
Currencies	(0.5)
Energy	3.5
Interest rates	(0.3)
Meats	-
Metals	(0.2)
Soft commodities	(0.7)
Stock indices	(4.7)
Forward Currency Contracts	(1.0)

Total	(6.6)%

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

For the year ended December 31, 2014, Grant Park had a positive return of approximately 6.7% for the Class A units, a positive return of approximately 6.1% for the Class B units, a positive return of approximately 8.6% for the Legacy 1 Class units, a positive return of approximately 8.6% for the Legacy 2 Class units, a positive return of approximately 9.3% for the Global 1 Class units, a positive return of approximately 9.1% for the Global 2 Class units, and a positive return of approximately 7.5% for the Global 3 Class units. On a combined unit basis prior to expenses, approximately 15.4% resulted from trading gains which were further increased by gains of approximately 0.4% of interest income. These trading gains were offset by approximately 9.0% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park. An analysis of the 15.4% trading gains by sector is as follows:

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

Grant Park maintains a portion of its assets at its clearing brokers as well as at Lake Forest Bank & Trust Company. These assets, which may range from 5% to 35% of Grant Park’s value, are held in cash, U.S. Treasury securities and/or securities of Government-sponsored enterprises. The balance of Grant Park’s assets, which range from 65% to 95%, are invested in investment grade money market instruments purchased and managed by Middleton Dickinson Capital Management, LLC which are held in a separate account in the name of GP Cash Management, LLC and custodied at State Street Bank and Trust Company. Violent fluctuations in prevailing interest rates or changes in other economic conditions could cause mark-to-market losses on Grant Park’s cash management income.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of December 31, 2016 and 2015 and the trading gains/losses by market category for the years ended December 31, 2016 and 2015. All open position trading risk exposures of Grant Park, except for the swap transactions, have been included in calculating the figures set forth below. As of December 31, 2016, Grant Park’s net asset value was approximately $165.4 million. As of December 31, 2015, Grant Park’s net asset value was approximately $213.7 million.

	December 31, 2016
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.8%	2.5%
Currencies & Forward Currency Contracts	0.6	(1.1)
Energy	0.3	(2.5)
Agriculturals/softs/meats	0.2	-
Interest rates	0.2	11.9
Metals	0.2	(1.4)

Aggregate/Total	1.2%	9.4%

	December 31, 2015
Market Sector	Value at Risk*	Trading Gain/(Loss)

Currencies & Forward Currency Contracts	0.5%	(1.5)%
Energy	0.5	3.5
Interest rates	0.4	(0.3)
Stock indices	0.3	(4.7)
Metals	0.3	(0.2)
Agriculturals/softs/meats	0.2	(3.4)

Aggregate/Total	1.2%	(6.6)%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of December 31, 2016, by market sector.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries as well as other jurisdictions including Australia, the Eurozone, Hong Kong, Malaysia, Mexico, Poland, Singapore, South Africa, South Korea, Sweden, Taiwan, Thailand and Turkey.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of December 31, 2016, Grant Park was predominantly long equities in Australia, Brazil, Canada, Chile, the Eurozone, Hong Kong, China, India,  Korea, Japan, Malaysia, Taiwan, Thailand, Turkey, Sweden, the U.K. and the U.S. and short equities in Argentina, Columbia, Mexico, Poland, South Africa, Singapore and Israel.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of December 31, 2016, Grant Park was long the U.S. dollar against the Australian dollar, British pound, Canadian dollar, Mexican peso, Japanese yen, and Swiss franc and was short the U.S. dollar against the New Zealand dollar.

Energy

Grant Park’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America. As of December 31, 2016, in the energy market Grant Park had long exposure to Brent crude, crude oil, heating oil, gas oil, natural gas and Rotterdam coal. Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in these markets.

Agriculturals/Softs/Meats

Grant Park’s primary commodities exposure is due to agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of December 31, 2016, in the grains markets, Grant Park had long exposure to cotton, crude palm, feeder cattle, lean hogs, live cattle, milk, orange juice, rapeseed, rough rice, soybeans, soybean oil, soybean meal, oats, robusta coffee, rubber, white maize and sugar and Grant Park had short exposure to cocoa, coffee, corn, red wheat, lumber, and wheat.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact

Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia, New Zealand, Singapore, and Mexico.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of December 31, 2016, Grant Park was long interest rate instruments in Canada, Germany, and New Zealand and was short interest rate instruments in Switzerland, the Eurozone, Japan, the U.K. and the U.S.

Metals

Grant Park’s metals market exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel, and zinc. As of December 31, 2016, in the precious metals sector Grant Park had short positions in gold, silver, and platinum.  In the base metals, Grant Park had long positions in aluminum, copper, lead, nickel, tin, palladium and zinc.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of December 31, 2016.

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

The general partner monitors Grant Park’s performance and the concentration of its open positions and consults with the trading advisors concerning Grant Park’s overall risk profile. If the general partner felt it necessary to do so, the general partner could require the trading advisors to close out individual positions as well as enter positions traded on behalf of Grant Park. However, any intervention would be a highly unusual event. Approximately 8% to 12% of Grant Park’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. The general partner primarily relies on the trading advisors’ own risk control policies while maintaining a general supervisory overview of Grant Park’s market risk exposures. The trading advisors apply their own risk management policies to their trading. The trading advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The trading advisors’ research of risk management often suggests ongoing modifications to their trading programs.

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

Under the supervision and with the participation of the general partner’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Grant Park’s internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, the general partner concluded that Grant Park’s internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Grant Park has no directors or executive officers and also does not have any employees. Grant Park is managed solely by Dearborn Capital Management, L.L.C. in its capacity as general partner.

The members of the general partner are Dearborn Capital Management Ltd., and DCMI Holdings Inc. The principals of the general partner are David M. Kavanagh, Patrick J. Meehan, Maureen O’Rourke, Abdullah Mohammed Al Rayes, Centum Prata Holding AG, Mary Dollinger, and The David M. Kavanagh 2010 Trust. Only the officers of Dearborn Capital Management, L.L.C., Mr. Kavanagh, Mr. Meehan and Ms. O’Rourke, have management responsibility and control over the general partner.

Mr. Kavanagh, president of Dearborn Capital Management, L.L.C., 61, has been responsible for overseeing all operations and activities of the general partner since its formation. Commencing in October 1998, Mr. Kavanagh also became president, a principal and an associated person of Dearborn Capital Brokers Ltd., an independent introducing broker. From 1983 to 2003, Mr. Kavanagh was a member in good standing of the Chicago Board of Trade. Between 1983 and October 1998, Mr. Kavanagh served as an institutional salesman in the financial futures area on behalf of Refco and Conti Commodity Services, Inc., which was acquired by Refco in 1984. His clients included large hedge funds and financial institutions. Between October 1998 and October 2011, Mr. Kavanagh performed introducing brokerage services from time to time for MF Global Inc., a former futures commission merchant, through Dearborn Capital Brokers. He has also been an owner since May 2012 of a greater than 10% interest in an unregistered proprietary trading firm and has provided occasional consulting services to this firm since May 2012. Neither Dearborn Capital Brokers nor Mr. Kavanagh provides brokerage services to Grant Park’s trading account. In the past, from time to time Mr. Kavanagh has provided brokerage services to Financial Consortium International LLC, a registered introducing broker, commodity pool operator and broker-dealer, since October 1999. In 1980, Mr. Kavanagh received an MBA from the University of Notre Dame, and in 1978 graduated with a B.S. in business administration from John Carroll University.

Mr. Meehan, chief operating officer of the general partner, 61, is primarily responsible for the day to day operations of the general partner. Mr. Meehan became listed as a principal of the general partner effective January 2009. Prior to joining the general partner in April 2008, Mr. Meehan was a member of the senior executive team at Houghton Mifflin Company in Boston, MA, beginning in March 1999. His assignments focused on leading technology and operational organizations and included a three year assignment as the President of the business unit that was the largest provider of professional testing and licensure services to state regulatory agencies in the United States. He also served as the Chief Information/Technology Officer of the company for three years, responsible for directing an annual technology portfolio in excess of $100 million. Mr. Meehan began his career as a commissioned officer in the United States Marine Corps, retiring after 20 years in the grade of Lieutenant Colonel. He received B.A. degree from John Carroll University, an MBA from Webster University and holds Series 3, 22, 31, and 63 licenses.

Ms. O’Rourke, chief financial officer of the general partner, 51, is responsible for financial reporting and compliance issues. Prior to joining the general partner in May 2003, Ms. O’Rourke was employed as assistant vice president at MetLife Investors Life Insurance Company from 1992 to September 2001. Before that, Ms. O’Rourke was employed as a tax senior at KPMG LLP (formerly KPMG Peat Marwick LLP) from 1987 to 1991. Ms. O’Rourke is a certified public accountant. She received a B.B.A. in accounting from the University of Notre Dame in 1987 and received a M.S. in Taxation from DePaul University in 1996.

Code of Ethics

Grant Park has not adopted a code of ethics because it does not have any officers or employees. The general partner of Grant Park has adopted a Code of Ethics for all employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC. Grant Park does not have any directors or officers. However, the officers of Grant Park’s general partner, as well as the general partner itself, file such notices regarding their beneficial ownership in Grant Park, if any. Grant Park believes that for 2016, all required filings were timely filed by each of these persons.

ITEM 11. EXECUTIVE COMPENSATION

Grant Park has no directors or officers. Its affairs are managed by Dearborn Capital Management, L.L.C., its general partner, which receives compensation for its services from Grant Park, as follows:

Effective January 1, 2014, Class A units pay the general partner a monthly brokerage charge equal to a rate of 0.583%, a rate of 7.00% annually, of Class A’s month end net assets. Class B units pay the general partner a monthly brokerage charge equal to a rate of 0.6208%, a rate of 7.45% annually, of Class B’s month-end net assets. Legacy 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3750%, a rate of 4.50% annually, of Legacy 1’s month-end net assets. Legacy 2 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3958%, a rate of 4.75% annually, of Legacy 2’s month-end net assets. Global 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3292%, a rate of 3.95% annually, of Global 2’s month-end net assets. Global 2 units pay the general partner a monthly brokerage charge equal to a rate of 0.3500%, a rate of 4.20% annually, of Global 2’s month-end net assets. Global 3 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.4958%, a rate of 5.95% annually, of Global 3’s month-end net assets. The brokerage charge reimbursement paid to the general partner amounted to $12,412,953 for the year ended December 31, 2016, $17,572,597 for the year ended December 31, 2015 and $23,625,759 for the year ended December 31, 2014.

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

Grant Park pays the general partner the brokerage charge, which is based on a fixed percentage of net assets, regardless of whether actual transaction costs were less than or exceeded this fixed percentage  or whether the number of trades significantly increases. For the Legacy 1 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $21.46 based on the average trading activity of the Legacy 1 Class units’ trading advisors for the last three calendar years and assuming current allocations to the trading advisors.

For the Legacy 2 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $20.23 based on the average trading activity of the Legacy 2 Class units’ trading advisors for the last three calendar years and assuming current allocations to the trading advisors.

For the Global 1 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $18.37 based on the average trading activity of the Global 1 Class units’ trading advisors for the last three calendar years and assuming current allocations.

For the Global 2 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $19.29 based on the average trading activity of the Global 2 Class units’ trading advisors for the last three calendar years and assuming current allocations.

For the Global 3 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $27.72 based on the average trading activity of the Global 3 Class units’ trading advisors for the last three calendar years and assuming current allocations of net assets to the trading advisors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Grant Park has no officers or directors. Its affairs are managed by its general partner, Dearborn Capital Management, L.L.C. Set forth in the table below is information regarding the beneficial ownership of the general partner and the officers of the general partner in Grant Park as of January 31, 2017.

				Number of		Number of		Number of		Number of		Number of
	Number of		Number of	Legacy 1		Legacy 2		Global 1		Global 2		Global 3
	Class A		Class B	Class		Class		Class		Class		Class	Number of
	Limited		Limited	Limited		Limited		Limited		Limited		Limited	General
	Partnership		Partnership	Partnership		Partnership		Partnership		Partnership		Partnership	Partnership
Name	Units		Units	Units		Units		Units		Units		Units	Units
Dearborn Capital
Management, LLC	276.610		-	516.717		236.818		651.158		208.625		-	209.992
David M. Kavanagh	276.610	(1)	-	516.717	(1)	236.818	(1)	651.158	(1)	208.625	(1)	-	209.992	(1)
Patrick J. Meehan	-		-	185.117		-		50.000		-		-
Maureen O’Rourke	-		-	41.067		-		41.359		-		-

			Percentage of	Percentage of	Percentage of	Percentage of	Percentage of
	Percentage of	Percentage of	Outstanding	Outstanding	Outstanding	Outstanding	Outstanding
	Outstanding	Outstanding	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Class A	Class B	Class	Class	Class	Class	Class	Percentage of
	Limited	Limited	Limited	Limited	Limited	Limited	Limited	General
	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership
Name	Units	Units	Units	Units	Units	Units	Units	Units
Dearborn Capital
Management, LLC	3.15%	-	36.24%	44.05%	1.63%	8.57%	-	100.00%
David M. Kavanagh	3.15%	-	36.24%	44.05%	1.63%	8.57%	-	100.00%
Patrick J. Meehan	-	-	12.98%	-	0.13%	-	-	-
Maureen O’Rourke	-	-	2.88%	-	0.10%	-	-	-
(1)	Represents units directly held by Dearborn Capital Management, L.L.C., the general partner of Grant Park. The manager of Dearborn Capital Management, L.L.C. is Mr. Kavanagh.

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

The general partner intends to limit the amount of consulting fees paid in the future to EMC to no more than the aggregate dollar amount of consulting fees paid to EMC in 2014, which was $500,300.  The consulting fee cap was based on a 10% allocation to EMC and EMC will not be paid more than $500,300 per year in consulting fees.

Pursuant to the advisory contract EMC Capital Management, Inc. entered into with Grant Park, the general partner and the respective trading company in 2009, which was assigned to EMC Capital Advisors, LLC in October 2013, the general partner, on behalf of Grant Park, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period.  For the year ended December 31,

2016, EMC was paid approximately $467,700 in consulting fees and $47,500 in incentive fees. All allocations to Grant Park’s trading advisors, including EMC, are reviewed and approved by the general partner and all fees are paid to Grant Park’s trading advisors in accordance with each advisory contract by and among Grant Park, the general partner, the respective trading company and such trading advisor.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to Grant Park for professional audit services provided by RSM US LLP, Grant Park’s independent registered public accountant, for the audit of Grant Park’s annual financial statements for the years ended December 31, 2016 and 2015, and fees billed for other professional services rendered by RSM US LLP during those years.

Fee Category	2016	2015
Audit Fees(1)	$140,050	$131,000
Audit-Related Fees	—	—
Tax Fees(2)	7,000	7,000
All Other Fees	—	—
Total Fees	$147,050	$138,000
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

The Audit Committee of Grant Park’s general partner, Dearborn Capital Management, L.L.C., pre-approves all audit and permitted non-audit services of Grant Park’s independent accountants, including all engagement fees and terms. The Audit Committee of the general partner approved all the services provided by RSM US LLP during 2016 and 2015 to Grant Park described above. The Audit Committee and Grant Park has determined that the payments and nature of services made to RSM US LLP for these services during 2016 and 2015 are compatible with maintaining that firm’s independence.

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

101.1

The following financial statements from Grant Park’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

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

Grant Park Futures Fund Limited Partnership

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Grant Park Futures Fund Limited Partnership

Chicago, Illinois

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedules of investments, of Grant Park Futures Fund Limited Partnership (the Partnership) as of December 31, 2016 and 2015, and the related consolidated statements of operations and changes in partners’ capital (net asset value) for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grant Park Futures Fund Limited Partnership as of December 31, 2016 and 2015, and the results of its operations for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Chicago, Illinois

February 27, 2017

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

December 31, 2016 and 2015

	2016	2015
Assets
Equity in brokers' trading accounts:
Cash	$31,854,126	$38,781,351
Net unrealized gain (loss) on open futures contracts	2,279,924	827,595
Net unrealized gain (loss) on open forward currency contracts	705	(240,659)
Net unrealized gain (loss) on open swap contracts	(734,698)	1,168,100
Total equity in brokers' trading accounts	33,400,057	40,536,387
Cash and cash equivalents	49,647,370	64,625,503
Securities owned, at fair value (cost $87,212,372 and $116,001,074, respectively)	87,511,963	116,297,654
Interest receivable, net	30,508	13,737
Total assets	$170,589,898	$221,473,281
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$858,221	$1,158,521
Accrued incentive fees	128,365	674
Organization and offering costs payable	41,026	53,225
Accrued operating expenses	35,530	46,118
Redemptions payable to limited partners	4,161,818	6,479,904
Total liabilities	5,224,960	7,738,442
Partners' Capital (Net Asset Value)
General Partner
Class A (307.34 units outstanding at both December 31, 2016 and December 31, 2015)	333,239	335,868
Legacy 1 Class (574.13 and 1,025.00 units outstanding at December 31, 2016 and December 31, 2015, respectively)	487,634	858,478
Legacy 2 Class (263.13 units outstanding at both December 31, 2016 and December 31, 2015)	218,807	216,344
Global 1 Class (924.77 and 1,372.89 units outstanding at December 31, 2016 and December 31, 2015, respectively)	775,716	1,122,622
Global 2 Class (231.81 and 1,329.58 units outstanding at December 31, 2016 and December 31, 2015, respectively)	190,820	1,067,693

Limited Partners
Class A (8,520.61 and 9,757.99 units outstanding at December 31, 2016 and December 31, 2015, respectively)	9,238,467	10,663,559
Class B (111,286.78 and 133,628.66 units outstanding at December 31, 2016 and December 31, 2015, respectively)	99,127,541	120,817,860
Legacy 1 Class (942.38 and 1,262.14 units outstanding at December 31, 2016 and December 31, 2015, respectively)	800,410	1,057,091
Legacy 2 Class (300.83 and 515.52 units outstanding at December 31, 2016 and December 31, 2015, respectively)	250,158	423,853
Global 1 Class (39,439.76 and 22,503.69 units outstanding at December 31, 2016 and December 31, 2015, respectively)	33,082,784	18,401,384
Global 2 Class (2,264.59 and 3,493.52 units outstanding at December 31, 2016 and December 31, 2015, respectively)	1,864,195	2,805,404
Global 3 Class (26,405.78 and 78,419.57 units outstanding at December 31, 2016 and December 31, 2015, respectively)	18,995,167	55,964,683
Total partners' capital (net asset value)	165,364,938	213,734,839
Total liabilities and partners' capital (net asset value)	$170,589,898	$221,473,281

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2016

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(186,627)	(0.11)%	$43,391	0.02%	$(143,236)	(0.09)%
Currencies	$116,150	0.07%	$301,634	0.18%	$417,784	0.25%
Energy	$540,550	0.32%	$(5,443)	—%	$535,107	0.32%
Interest rates	$21,206	0.01%	$(45,121)	(0.02)%	$(23,915)	(0.01)%
Meats	$69,709	0.04%	$(375)	—%	$69,334	0.04%
Metals	$(74,055)	(0.04)%	$143,785	0.08%	$69,730	0.04%
Soft commodities	$(22,484)	(0.01)%	$256,819	0.15%	$234,335	0.14%
Stock indices and single stock futures	$(267,818)	(0.16)%	$27,874	0.01%	$(239,944)	(0.15)%
Total U.S. Futures Positions	$196,631		$722,564		$919,195

Foreign Futures Positions:
Agriculturals	$1,089	—%	$1,439	—%	$2,528	—%
Energy	$8,773	0.01%	$—	—%	$8,773	0.01%
Interest rates	$307,223	0.19%	$(31,790)	(0.02)%	$275,433	0.17%
Metals	$(76,499)	(0.05)%	$329,003	0.20%	$252,504	0.15%
Soft commodities	$6,462	—%	$17,276	0.01%	$23,738	0.01%
Stock indices	$848,710	0.51%	$(50,957)	(0.03)%	$797,753	0.48%
Total Foreign Futures Positions	$1,095,758		$264,971		$1,360,729
Total Futures Contracts	$1,292,389	0.78%	$987,535	0.59%	$2,279,924	1.37%

Forward Contracts *
Currencies	$(9,770)	(0.01)%	$10,475	0.01%	$705	—%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(1,139,264)	(0.68)%	$—	—%	$(1,139,264)	(0.68)%
Deutsche Bank total return swap, Termination date July 1, 2020	$404,566	0.24%	$—	—%	$404,566	0.24%
Total Swap Contracts	$(734,698)	(0.44)%	$—	—%	$(734,698)	(0.44)%

Total Futures, Forward and
Swap Contracts	$547,921	0.33%	$998,010	0.60%	$1,545,931	0.93%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2016

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$47,500,000	9/28/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$47,629,368	28.80%
$19,000,000	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	$19,067,300	11.53%
$2,500,000	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$2,512,825	1.52%
	Total U.S. Government-sponsored enterprises (cost $68,999,520)		$69,209,493	41.85%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,900,000	6/1/2017	American Electric Power, 1.8%	$1,932,728	1.17%
$2,000,000	2/16/2018	American Honda Finance Co, 1.5%	$2,013,468	1.22%
$1,840,000	12/1/2017	AT&T Inc., 1.8%	$1,835,800	1.11%
$1,905,000	3/4/2017	GATX Corporation, 1.8%	$1,910,867	1.16%
$2,000,000	2/1/2018	Wells Fargo & Company, 1.7%	$2,133,790	1.29%
$1,325,000	9/22/2017	Other, 1.5%**	$1,331,579	0.80%
	Total U.S. Corporate bonds (cost $11,093,510)		$11,158,232	6.75%

U.S. Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$4,000,000	3/3/2017	Coca-Cola Corp.,0.8%	$3,994,645	2.42%
$3,150,000	1/3/2017-1/9/2017	Others, 0.9-1.4% **	$3,149,593	1.90%
	Total U.S. Commercial paper (cost $7,119,342)		$7,144,238	4.32%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $87,212,372)	$87,511,963	52.92%

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

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$13,721,540	$(1,421,184)	$61,055,762
Change in unrealized	1,452,328	(10,721,873)	(13,116,223)
Commissions	(2,904,046)	(3,977,978)	(5,283,871)
Net gains (losses) from futures trading	12,269,822	(16,121,035)	42,655,668

Net gain (loss) from forward trading
Realized	$84,586	$(2,018,078)	$(994,524)
Change in unrealized	241,364	(59,436)	(946,283)
Commissions	(3,019)	(5,804)	(45,280)
Net gains (losses) from forward trading	322,931	(2,083,318)	(1,986,087)

Net gain (loss) from swap trading
Change in unrealized	$(1,902,797)	$1,168,100	$—
Net gains (losses) from swap trading	(1,902,797)	1,168,100	—

Net trading gains (losses)	10,689,956	(17,036,253)	40,669,581

Net investment income (loss)
Income
Interest income	1,316,496	1,280,436	1,103,332
Expenses from operations
Brokerage charge	9,505,888	13,588,815	18,296,608
Incentive fees	771,804	2,561,516	8,103,140
Organizational and offering costs	571,407	770,629	1,031,123
Operating expenses	493,715	666,353	888,192
Total expenses	11,342,814	17,587,313	28,319,063
Net investment loss	$(10,026,318)	$(16,306,877)	$(27,215,731)
Net income (loss)	$663,638	$(33,343,130)	$13,453,850

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(8.55)	$(154.77)	$77.91
General Partner & Limited Partner Class B Units	$(13.39)	$(134.71)	$59.42
General Partner & Limited Partner Legacy 1 Class Units	$11.81	$(97.61)	$74.39
General Partner & Limited Partner Legacy 2 Class Units	$9.36	$(98.07)	$72.50
General Partner & Limited Partner Global 1 Class Units	$21.11	$(95.53)	$78.00
General Partner & Limited Partner Global 2 Class Units	$20.16	$(95.66)	$75.24
General Partner & Limited Partner Global 3 Class Units	$5.70	$(98.81)	$56.44

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
Years Ended December 31, 2016, 2015 and 2014

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital,
December 31, 2013	763.99	$893,603	17,492.46	$20,460,216	—	$—	222,772.45	$218,187,750	1,025.00	$882,283	3,313.23	$2,851,909	1,000.00	$847,762	5,130.96	$4,349,828
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8.26	7,000
Redemptions	(456.65)	(500,000)	(5,367.12)	(6,021,131)	—	—	(66,902.61)	(62,793,949)	—	—	(1,510.49)	(1,274,439)	(736.87)	(600,000)	(4,414.80)	(3,608,100)
Net income (loss)	—	(10,168)	—	688,153	—	—	—	6,530,212	—	76,246	—	108,366	—	(5,614)	—	(82,077)
Partners’ capital,
December 31, 2014	307.34	383,435	12,125.34	15,127,238	—	—	155,869.84	161,924,013	1,025.00	958,529	1,802.74	1,685,836	263.13	242,148	724.42	666,651
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	-	—
Redemptions	—	—	(2,367.35)	(2,654,887)	—	—	(22,241.18)	(21,708,027)	—	—	(540.60)	(480,775)	—	—	(208.90)	(187,697)
Net income (loss)	—	(47,567)	—	(1,808,792)	—	—	—	(19,398,126)	—	(100,051)	—	(147,970)	—	(25,804)	—	(55,101)
Partners’ capital,
December 31, 2015	307.34	$335,868	9,757.99	$10,663,559	—	$—	133,628.66	$120,817,860	1,025.00	$858,478	1,262.14	$1,057,091	263.13	$216,344	515.52	$423,853
Contributions	—	—	—	—	—	—	—	—	—	—	63.13	55,000	—	—	—	—
Redemptions	—	—	(1,237.38)	(1,384,429)	—	—	(22,341.88)	(20,619,825)	(450.87)	(400,000)	(382.89)	(332,692)	—	—	(214.69)	(181,799)
Net income (loss)	—	(2,629)	—	(40,663)	—	—	—	(1,070,494)	—	29,156	—	21,011	—	2,463	—	8,104
Partners’ capital,
December 31, 2016	307.34	$333,239	8,520.61	$9,238,467	—	$—	111,286.78	$99,127,541	574.13	$487,634	942.38	$800,410	263.13	$218,807	300.83	$250,158

Net asset value per unit at December 31, 2014		$1,247.57				$1,038.84				$935.15				$920.26

Net asset value per unit at December 31, 2015		$1,092.80				$904.13				$837.54				$822.19

Net asset value per unit at December 31, 2016		$1,084.25				$890.74				$849.35				$831.55

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2016, 2015 and 2014 (continued)

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2013	1,372.89	$1,146,701	9,938.76	$8,301,280	1,974.70	$1,626,069	17,903.21	$14,742,440	—	$—	228,934.56	$173,082,168	$447,372,009
Contributions	—	—	5,110.56	4,512,500	—	—	57.38	45,500	—	—	3,959.10	2,877,700	7,442,700
Redemptions	—	—	(5,842.75)	(4,727,567)	(645.12)	(500,000)	(12,763.75)	(10,123,533)	—	—	(107,331.93)	(79,590,652)	(169,739,371)
Net income (loss)	—	107,073	—	321,553	—	68,805	—	5,919	—	—	—	5,645,382	13,453,850
Partners’ capital,
December 31, 2014	1,372.89	1,253,774	9,206.57	8,407,766	1,329.58	1,194,874	5,196.84	4,670,326	—	—	125,561.73	102,014,598	298,529,188
Contributions	—	—	19,977.51	18,081,254	—	—	-	—	—	—	2,049.41	1,669,956	19,751,210
Redemptions	—	—	(6,680.39)	(5,837,752)	-	—	(1,703.32)	(1,440,566)	—	—	(49,191.57)	(38,892,725)	(71,202,429)
Net income (loss)	—	(131,152)	—	(2,249,884)	—	(127,181)	—	(424,356)	—	—	—	(8,827,146)	(33,343,130)
Partners’ capital,
December 31, 2015	1,372.89	$1,122,622	22,503.69	$18,401,384	1,329.58	$1,067,693	3,493.52	$2,805,404	—	$—	78,419.57	$55,964,683	$213,734,839
Contributions	—	—	30,189.70	26,088,861	—	—	—	—	—	—	34.49	24,408	26,168,269
Redemptions	(448.12)	(400,000)	(13,253.63)	(11,181,039)	(1,097.77)	(900,000)	(1,228.93)	(1,025,747)	—	—	(52,048.28)	(38,776,277)	(75,201,808)
Net income (loss)	—	53,094	—	(226,422)	—	23,127	—	84,538	—	—	—	1,782,353	663,638
Partners’ capital,
December 31, 2016	924.77	$775,716	39,439.76	$33,082,784	231.81	$190,820	2,264.59	$1,864,195	—	$—	26,405.78	$18,995,167	$165,364,938

Net asset value per unit at December 31, 2014		$913.24				$898.69				$812.47

Net asset value per unit at December 31, 2015		$817.71				$803.03				$713.66

Net asset value per unit at December 31, 2016		$838.82				$823.19				$719.36

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

There were no assets allocated to GP 3, GP 6, and GP 15 as of December 31, 2016 and 2015.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed.  As of December 31, 2016, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2013.

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

Swap contracts: Certain Trading Companies of the Partnership strategically allocate a portion or all of their assets to total return swaps selected at the direction of the General Partner. A swap is a bilaterally negotiated agreement between two parties to exchange cash flows based upon an asset, rate or some other reference index. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of commodities or other investments representing a particular index.  Changes in the value of the swap agreement are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. Realized gains and losses from a decrease in the notional value of the swap are recognized on trade date. A liquidation payment

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

received or made at the termination of the swap agreement will first be offset against the swap balance outstanding at the time the position is liquidated, with the remainder being recorded as a realized gain or loss in the consolidated statement of operations.  Through its Trading Companies the Partnership has entered into total return swaps with Deutsche Bank AG.  The Partnership maintains cash as collateral to secure its obligations under the swap.  As of December 31, 2016 and 2015, the notional value of the swaps was $60,638,617 and $20,000,000, respectively, and the cash margin balance was $12,996,500 and $4,000,000, respectively.  The swaps were effective July 1, 2015 and April 5, 2016 and have a term of five years and three years, respectively.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the years ended December 31, 2016, 2015 and 2014, substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

Recent accounting pronouncements: In August 2014, the FASB issued ASU 2014-15 – Presentation of Financial Statement – Going Concern (Subtopic 205-40) containing guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures.  The guidance is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016.  The Partnership adopted ASU 2014-15 as of January 1, 2016 and the adoption did not have a material impact on its consolidated financial statements.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

transparent and can generally be corroborated by market data and therefore is classified within Level 2 of the fair value hierarchy.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$2,279,924	$—	$—	$2,279,924
Forward currency contracts	—	705	—	705
Swap contracts	—	(734,698)	—	(734,698)
Cash and cash equivalents
U.S. money market fund	3,965,046			3,965,046
Foreign commercial paper	—	1,328,590	—	1,328,590
U.S. commercial paper	—	44,381,818	—	44,381,818
Securities owned
U.S. commercial paper	—	7,144,238	—	7,144,238
U.S. Government-sponsored enterprises	—	69,209,493	—	69,209,493
U.S. corporate bonds	—	11,158,232	—	11,158,232
Total	$6,244,970	$132,488,378	$—	$138,733,348

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no significant transfers among Levels 1, 2, and 3 during the years ended December 31, 2016 and 2015.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Note 3. Deposits with Brokers and Interbank Market Makers

The Partnership, through the Trading Companies, deposits assets with SG Americas Securities, LLC, formerly Newedge USA, LLC and Wells Fargo Securities, LLC, subject to CFTC regulations and various exchange and broker requirements. Margin requirements may be satisfied by the deposit of U.S. Treasury bills, Government- sponsored enterprise securities and/or cash with such clearing brokers. The Partnership may earn interest income on its assets deposited with the clearing brokers.

The Partnership, through the Trading Companies, has entered into a relationship with Sociètè Gènèrale International Limited, formerly Sociètè Gènèrale Newedge UK Limited, and UBS AG for the clearing of its OTC foreign currency transactions and with Deutsche Bank AG for its swap transactions.  The Partnership has entered into an International Swaps and Derivatives Association, Inc. master agreement with Deutsche Bank AG, Sociètè Gènèrale International Limited and UBS AG.  Margin requirements may be satisfied by the deposit of U.S. Treasury bills and/or cash with such interbank market makers or swap counterparties. The Partnership may earn interest income on its assets deposited with the interbank market makers.

Note 4. Commodity Trading Advisors

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors or through swap transactions based on reference programs of such advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. The commodity trading advisors are Amplitude Capital International Limited (“Amplitude”), EMC Capital Advisors, LLC (“EMC”), H2O Asset Management, LLP (“H2O”), Lynx Asset Management AB (“Lynx”), Quantica Capital AG (“Quantica”), Rabar Market Research, Inc. (“Rabar”), Revolution Capital Management, LLC (“RCM”), Transtrend B.V.(“Transtrend”), and Winton Capital Management Limited (“Winton”) (collectively, the “Advisors”). The Advisors are paid a consulting fee, either monthly or quarterly, directly or through swap transactions, ranging from 0.5 percent to 1.5 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee, directly or through swap transactions, ranging from 20 percent to 24.5 percent of the new trading profits on the allocated net assets of the Advisor.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge, net of commissions, in the amount of $9,505,888, $13,588,815 and $18,296,608 for the years ended December 31, 2016, 2015 and 2014, respectively, is shown as brokerage charge expense on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $571,407, $770,629 and $1,031,123 for the years ended December 31, 2016, 2015 and 2014, respectively, are shown on the consolidated statement of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $493,715, $666,353 and $888,192 for the years ended December 31, 2016, 2015 and 2014, respectively, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the general partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership.  The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period.  For the year ended December 31, 2016 and 2015, EMC was paid approximately $467,700 and $488,900, respectively, in consulting fees and $47,500 and $59,800, respectively, in incentive fees.

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

Note 7. Assets and Condensed Schedule of Investments by Class of Units

The following schedules of assets by class of units and condensed schedule of investments by class of units reflect activity related to the Partnership as of December 31, 2016 and 2015.

Class A Units

Assets by Class of Units	December 31, 2016
Equity in brokers' trading accounts:
Cash	$1,843,791
Net unrealized gain (loss) on open futures contracts	131,967
Net unrealized gain (loss) on open forward currency contracts	40
Net unrealized gain (loss) on open swap contracts	(42,526)
Total equity in brokers' trading accounts	1,933,272

Cash and cash equivalents	2,873,705
Securities owned, at fair value (cost $5,048,054)	5,065,395
Interest receivable	1,766
Total assets	$9,874,138

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Class A Units at December 31, 2016

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(10,802)	(0.11)%	$2,512	0.02%	$(8,290)	(0.09)%
Currencies	$6,723	0.07%	$17,460	0.18%	$24,183	0.25%
Energy	$31,288	0.32%	$(315)	—%	$30,973	0.32%
Interest rates	$1,227	0.01%	$(2,612)	(0.02)%	$(1,385)	(0.01)%
Meats	$4,035	0.04%	$(22)	—%	$4,013	0.04%
Metals	$(4,286)	(0.04)%	$8,323	0.08%	$4,037	0.04%
Soft commodities	$(1,301)	(0.01)%	$14,865	0.15%	$13,564	0.14%
Stock indices and single stock futures	$(15,502)	(0.16)%	$1,613	0.01%	$(13,889)	(0.15)%
Total U.S. Futures Positions	$11,382		$41,824		$53,206

Foreign Futures Positions:
Agriculturals	$63	—%	$83	—%	$146	—%
Energy	$508	0.01%	$—	—%	$508	0.01%
Interest rates	$17,783	0.19%	$(1,840)	(0.02)%	$15,943	0.17%
Metals	$(4,428)	(0.05)%	$19,043	0.20%	$14,615	0.15%
Soft commodities	$374	—%	$1,000	0.01%	$1,374	0.01%
Stock indices	$49,125	0.51%	$(2,950)	(0.03)%	$46,175	0.48%
Total Foreign Futures Positions	$63,425		$15,336		$78,761
Total Futures Contracts	$74,807	0.78%	$57,160	0.59%	$131,967	1.37%

Forward Contracts *
Currencies	$(566)	(0.01)%	$606	0.01%	$40	—%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(65,943)	(0.68)%	$—	—%	$(65,943)	(0.68)%
Deutsche Bank total return swap, Termination date July 1, 2020	$23,417	0.24%	$—	—%	$23,417	0.24%
Total Swap Contracts	$(42,526)	(0.44)%	$—	—%	$(42,526)	(0.44)%

Total Futures, Forward and
Swap Contracts	$31,715	0.33%	$57,766	0.60%	$89,481	0.93%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class A Units at December 31, 2016

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,749,410	9/28/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$2,756,898	28.80%
$1,099,764	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	$1,103,660	11.53%
$144,706	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$145,448	1.52%
	Total U.S. Government-sponsored enterprises (cost $3,993,852)		$4,006,006	41.85%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$109,976	6/1/2017	American Electric Power, 1.8%	$111,871	1.17%
$115,765	2/16/2018	American Honda Finance Co, 1.5%	$116,544	1.22%
$106,503	12/1/2017	AT&T Inc., 1.8%	$106,260	1.11%
$110,266	3/4/2017	GATX Corporation, 1.8%	$110,605	1.16%
$115,765	2/1/2018	Wells Fargo & Company, 1.7%	$123,509	1.29%
$76,694	9/22/2017	Other, 1.5%**	$77,075	0.80%
	Total U.S. Corporate bonds (cost $642,118)		$645,864	6.75%

U.S. Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$231,529	3/3/2017	Coca-Cola Corp.,0.8%	$231,219	2.42%
$182,329	1/3/2017-1/9/2017	Others, 0.9-1.4% **	$182,306	1.90%
	Total U.S. Commercial paper (cost $412,084)		$413,525	4.32%

Total securities owned by Class A Units at December 31, 2016	$5,065,395	52.92%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class B Units

Assets by Class of Units	December 31, 2016
Equity in brokers' trading accounts:
Cash	$19,094,865
Net unrealized gain (loss) on open futures contracts	1,366,694
Net unrealized gain (loss) on open forward currency contracts	422
Net unrealized gain (loss) on open swap contracts	(440,413)
Total equity in brokers' trading accounts	20,021,568

Cash and cash equivalents	29,760,975
Securities owned, at fair value (cost $52,279,208)	52,458,798
Interest receivable	18,288
Total assets	$102,259,629

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Class B Units at December 31, 2016

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(111,873)	(0.11)%	$26,011	0.02%	$(85,862)	(0.09)%
Currencies	$69,626	0.07%	$180,814	0.18%	$250,440	0.25%
Energy	$324,031	0.32%	$(3,263)	—%	$320,768	0.32%
Interest rates	$12,712	0.01%	$(27,048)	(0.02)%	$(14,336)	(0.01)%
Meats	$41,787	0.04%	$(225)	—%	$41,562	0.04%
Metals	$(44,392)	(0.04)%	$86,191	0.08%	$41,799	0.04%
Soft commodities	$(13,478)	(0.01)%	$153,949	0.15%	$140,471	0.14%
Stock indices and single stock futures	$(160,543)	(0.16)%	$16,709	0.01%	$(143,834)	(0.15)%
Total U.S. Futures Positions	$117,870		$433,138		$551,008

Foreign Futures Positions:
Agriculturals	$653	—%	$863	—%	$1,516	—%
Energy	$5,259	0.01%	$—	—%	$5,259	0.01%
Interest rates	$184,164	0.19%	$(19,056)	(0.02)%	$165,108	0.17%
Metals	$(45,857)	(0.05)%	$197,220	0.20%	$151,363	0.15%
Soft commodities	$3,874	—%	$10,356	0.01%	$14,230	0.01%
Stock indices	$508,756	0.51%	$(30,546)	(0.03)%	$478,210	0.48%
Total Foreign Futures Positions	$656,849		$158,837		$815,686
Total Futures Contracts	$774,719	0.78%	$591,975	0.59%	$1,366,694	1.37%

Forward Contracts *
Currencies	$(5,857)	(0.01)%	$6,279	0.01%	$422	—%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(682,929)	(0.68)%	$—	—%	$(682,929)	(0.68)%
Deutsche Bank total return swap, Termination date July 1, 2020	$242,516	0.24%	$—	—%	$242,516	0.24%
Total Swap Contracts	$(440,413)	(0.44)%	$—	—%	$(440,413)	(0.44)%

Total Futures, Forward and
Swap Contracts	$328,449	0.33%	$598,254	0.60%	$926,703	0.93%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class B Units at December 31, 2016

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$28,473,740	9/28/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$28,551,289	28.80%
$11,389,496	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	$11,429,839	11.53%
$1,498,618	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$1,506,306	1.52%
	Total U.S. Government-sponsored enterprises (cost $41,361,566)		$41,487,434	41.85%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,138,950	6/1/2017	American Electric Power, 1.8%	$1,158,568	1.17%
$1,198,894	2/16/2018	American Honda Finance Co, 1.5%	$1,206,968	1.22%
$1,102,983	12/1/2017	AT&T Inc., 1.8%	$1,100,465	1.11%
$1,141,947	3/4/2017	GATX Corporation, 1.8%	$1,145,464	1.16%
$1,198,894	2/1/2018	Wells Fargo & Company, 1.7%	$1,279,094	1.29%
$794,267	9/22/2017	Other, 1.5%**	$798,211	0.80%
	Total U.S. Corporate bonds (cost $6,649,973)		$6,688,770	6.75%

U.S. Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,397,789	3/3/2017	Coca-Cola Corp.,0.8%	$2,394,579	2.42%
$1,888,259	1/3/2017-1/9/2017	Others, 0.9-1.4% **	$1,888,015	1.90%
	Total U.S. Commercial paper (cost $4,267,669)		$4,282,594	4.32%

Total securities owned by Class B Units at December 31, 2016	$52,458,798	52.92%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 1 Class Units

Assets by Class of Units	December 31, 2016
Equity in brokers' trading accounts:
Cash	$248,115
Net unrealized gain (loss) on open futures contracts	17,759
Net unrealized gain (loss) on open forward currency contracts	6
Net unrealized gain (loss) on open swap contracts	(5,723)
Total equity in brokers' trading accounts	260,157

Cash and cash equivalents	386,708
Securities owned, at fair value (cost $679,305)	681,639
Interest receivable	238
Total assets	$1,328,742

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Legacy 1 Class Units at December 31, 2016

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(1,454)	(0.11)%	$338	0.02%	$(1,116)	(0.09)%
Currencies	$905	0.07%	$2,349	0.18%	$3,254	0.25%
Energy	$4,210	0.32%	$(42)	—%	$4,168	0.32%
Interest rates	$165	0.01%	$(350)	(0.02)%	$(185)	(0.01)%
Meats	$543	0.04%	$(2)	—%	$541	0.04%
Metals	$(577)	(0.04)%	$1,120	0.08%	$543	0.04%
Soft commodities	$(175)	(0.01)%	$2,000	0.15%	$1,825	0.14%
Stock indices and single stock futures	$(2,086)	(0.16)%	$217	0.01%	$(1,869)	(0.15)%
Total U.S. Futures Positions	$1,531		$5,630		$7,161

Foreign Futures Positions:
Agriculturals	$8	—%	$11	—%	$19	—%
Energy	$68	0.01%	$—	—%	$68	0.01%
Interest rates	$2,393	0.19%	$(248)	(0.02)%	$2,145	0.17%
Metals	$(596)	(0.05)%	$2,563	0.20%	$1,967	0.15%
Soft commodities	$50	—%	$135	0.01%	$185	0.01%
Stock indices	$6,611	0.51%	$(397)	(0.03)%	$6,214	0.48%
Total Foreign Futures Positions	$8,534		$2,064		$10,598
Total Futures Contracts	$10,065	0.78%	$7,694	0.59%	$17,759	1.37%

Forward Contracts *
Currencies	$(76)	(0.01)%	$82	0.01%	$6	—%

Swap Contracts *
Deutsche Bank total return swap, Termination date March 29, 2019	$(8,874)	(0.68)%	$—	—%	$(8,874)	(0.68)%
Deutsche Bank total return swap, Termination date July 1, 2020	$3,151	0.24%	$—	—%	$3,151	0.24%
Total Swap Contracts	$(5,723)	(0.44)%	$—	—%	$(5,723)	(0.44)%

Total Futures, Forward and
Swap Contracts	$4,266	0.33%	$7,776	0.60%	$12,042	0.93%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 1 Class Units at December 31, 2016

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$369,982	9/28/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$370,990	28.80%
$147,993	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	$148,517	11.53%
$19,473	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$19,573	1.52%
	Total U.S. Government-sponsored enterprises (cost $537,444)		$539,080	41.85%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$14,799	6/1/2017	American Electric Power, 1.8%	$15,054	1.17%
$15,578	2/16/2018	American Honda Finance Co, 1.5%	$15,683	1.22%
$14,332	12/1/2017	AT&T Inc., 1.8%	$14,299	1.11%
$14,838	3/4/2017	GATX Corporation, 1.8%	$14,884	1.16%
$15,578	2/1/2018	Wells Fargo & Company, 1.7%	$16,620	1.29%
$10,321	9/22/2017	Other, 1.5%**	$10,372	0.80%
	Total U.S. Corporate bonds (cost $86,408)		$86,912	6.75%

U.S. Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$31,156	3/3/2017	Coca-Cola Corp.,0.8%	$31,115	2.42%
$24,536	1/3/2017-1/9/2017	Others, 0.9-1.4% **	$24,532	1.90%
	Total U.S. Commercial paper (cost $55,453)		$55,647	4.32%

Total securities owned by Legacy 1 Class Units at December 31, 2016	$681,639	52.92%

** No individual position constituted greater than 1 percent of partners' capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 2 Class Units

Assets by Class of Units	December 31, 2016
Equity in brokers' trading accounts:
Cash	$90,336
Net unrealized gain (loss) on open futures contracts	6,466
Net unrealized gain (loss) on open forward currency contracts	2
Net unrealized gain (loss) on open swap contracts	(2,084)
Total equity in brokers' trading accounts	94,720

Cash and cash equivalents	140,797
Securities owned, at fair value (cost $247,329)	248,178
Interest receivable	87
Total assets	$483,782

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Legacy 2 Class Units at December 31, 2016

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(529)	(0.11)%	$123	0.02%	$(406)	(0.09)%
Currencies	$329	0.07%	$855	0.18%	$1,184	0.25%
Energy	$1,533	0.32%	$(15)	—%	$1,518	0.32%
Interest rates	$60	0.01%	$(128)	(0.02)%	$(68)	(0.01)%
Meats	$198	0.04%	$(1)	—%	$197	0.04%
Metals	$(210)	(0.04)%	$408	0.08%	$198	0.04%
Soft commodities	$(64)	(0.01)%	$729	0.15%	$665	0.14%
Stock indices and single stock futures	$(759)	(0.16)%	$79	0.01%	$(680)	(0.15)%
Total U.S. Futures Positions	$558		$2,050		$2,608

Foreign Futures Positions:
Agriculturals	$3	—%	$4	—%	$7	—%
Energy	$25	0.01%	$—	—%	$25	0.01%
Interest rates	$871	0.19%	$(90)	(0.02)%	$781	0.17%
Metals	$(217)	(0.05)%	$933	0.20%	$716	0.15%
Soft commodities	$18	—%	$49	0.01%	$67	0.01%
Stock indices	$2,407	0.51%	$(145)	(0.03)%	$2,262	0.48%
Total Foreign Futures Positions	$3,107		$751		$3,858
Total Futures Contracts	$3,665	0.78%	$2,801	0.59%	$6,466	1.37%

Forward Contracts *
Currencies	$(28)	(0.01)%	$30	0.01%	$2	—%

Swap Contracts *
Deutsche Bank total return swap, Termination date March 29, 2019	$(3,231)	(0.68)%	$—	—%	$(3,231)	(0.68)
Deutsche Bank total return swap, Termination date July 1, 2020	$1,147	0.24%	$—	—%	$1,147	0.24
Total Swap Contracts	$(2,084)	(0.44)%	$—	—%	$(2,084)	(0.44)%

Total Futures, Forward and
Swap Contracts	$1,553	0.33%	$2,831	0.60%	$4,384	0.93%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 2 Class Units at December 31, 2016

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$134,707	9/28/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$135,074	28.80%
$53,883	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	$54,074	11.53%
$7,090	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$7,126	1.52%
	Total U.S. Government-sponsored enterprises (cost $195,678)		$196,274	41.85%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$5,388	6/1/2017	American Electric Power, 1.8%	$5,481	1.17%
$5,672	2/16/2018	American Honda Finance Co, 1.5%	$5,710	1.22%
$5,218	12/1/2017	AT&T Inc., 1.8%	$5,206	1.11%
$5,402	3/4/2017	GATX Corporation, 1.8%	$5,419	1.16%
$5,672	2/1/2018	Wells Fargo & Company, 1.7%	$6,051	1.29%
$3,758	9/22/2017	Other, 1.5%**	$3,776	0.80%
	Total U.S. Corporate bonds (cost $31,461)		$31,643	6.75%

U.S. Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$11,344	3/3/2017	Coca-Cola Corp.,0.8%	$11,329	2.42%
$8,933	1/3/2017-1/9/2017	Others, 0.9-1.4% **	$8,932	1.90%
	Total U.S. Commercial paper (cost $20,190)		$20,261	4.32%

Total securities owned by Legacy 2 Class Units at December 31, 2016	$248,178	52.92%

** No individual position constituted greater than 1 percent of partners' capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements
Global 1 Class Units

Assets by Class of Units	December 31, 2016
Equity in brokers' trading accounts:
Cash	$6,522,138
Net unrealized gain (loss) on open futures contracts	466,815
Net unrealized gain (loss) on open forward currency contracts	145
Net unrealized gain (loss) on open swap contracts	(150,430)
Total equity in brokers' trading accounts	6,838,668

Cash and cash equivalents	10,165,308
Securities owned, at fair value (cost $17,856,749)	17,918,088
Interest receivable	6,247
Total assets	$34,928,311

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 1 Class Units at December 31, 2016

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(38,212)	(0.11)%	$8,884	0.02%	$(29,328)	(0.09)%
Currencies	$23,782	0.07%	$61,760	0.18%	$85,542	0.25%
Energy	$110,678	0.32%	$(1,114)	—%	$109,564	0.32%
Interest rates	$4,342	0.01%	$(9,239)	(0.02)%	$(4,897)	(0.01)%
Meats	$14,273	0.04%	$(77)	—%	$14,196	0.04%
Metals	$(15,163)	(0.04)%	$29,440	0.08%	$14,277	0.04%
Soft commodities	$(4,604)	(0.01)%	$52,584	0.15%	$47,980	0.14%
Stock indices and single stock futures	$(54,836)	(0.16)%	$5,707	0.01%	$(49,129)	(0.15)%
Total U.S. Futures Positions	$40,260		$147,945		$188,205

Foreign Futures Positions:
Agriculturals	$223	—%	$295	—%	$518	—%
Energy	$1,796	0.01%	$—	—%	$1,796	0.01%
Interest rates	$62,904	0.19%	$(6,509)	(0.02)%	$56,395	0.17%
Metals	$(15,663)	(0.05)%	$67,363	0.20%	$51,700	0.15%
Soft commodities	$1,323	—%	$3,537	0.01%	$4,860	0.01%
Stock indices	$173,774	0.51%	$(10,433)	(0.03)%	$163,341	0.48%
Total Foreign Futures Positions	$224,357		$54,253		$278,610
Total Futures Contracts	$264,617	0.78%	$202,198	0.59%	$466,815	1.37%

Forward Contracts *
Currencies	$(2,000)	(0.01)%	$2,145	0.01%	$145	—%

Swap Contracts *
Deutsche Bank total return swap, Termination date March 29, 2019	$(233,265)	(0.68)%	$—	—%	$(233,265)	(0.68)%
Deutsche Bank total return swap, Termination date July 1, 2020	$82,835	0.24%	$—	—%	$82,835	0.24%
Total Swap Contracts	$(150,430)	(0.44)%	$—	—%	$(150,430)	(0.44)%

Total Futures, Forward and
Swap Contracts	$112,187	0.33%	$204,343	0.60%	$316,530	0.93%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 1 Class Units at December 31, 2016

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$9,725,633	9/28/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$9,752,121	28.80%
$3,890,253	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	$3,904,033	11.53%
$511,875	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$514,501	1.52%
	Total U.S. Government-sponsored enterprises (cost $14,127,664)		$14,170,655	41.85%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$389,025	6/1/2017	American Electric Power, 1.8%	$395,726	1.17%
$409,500	2/16/2018	American Honda Finance Co, 1.5%	$412,258	1.22%
$376,740	12/1/2017	AT&T Inc., 1.8%	$375,880	1.11%
$390,049	3/4/2017	GATX Corporation, 1.8%	$391,250	1.16%
$409,500	2/1/2018	Wells Fargo & Company, 1.7%	$436,894	1.29%
$271,294	9/22/2017	Other, 1.5%**	$272,641	0.80%
	Total U.S. Corporate bonds (cost $2,271,398)		$2,284,649	6.75%

U.S. Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$819,001	3/3/2017	Coca-Cola Corp.,0.8%	$817,904	2.42%
$644,963	1/3/2017-1/9/2017	Others, 0.9-1.4% **	$644,880	1.90%
	Total U.S. Commercial paper (cost $1,457,687)		$1,462,784	4.32%

Total securities owned by Global 1 Class Units at December 31, 2016	$17,918,088	52.92%

** No individual position constituted greater than 1 percent of partners' capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 2 Class Units

Assets by Class of Units	December 31, 2016
Equity in brokers' trading accounts:
Cash	$395,856
Net unrealized gain (loss) on open futures contracts	28,333
Net unrealized gain (loss) on open forward currency contracts	9
Net unrealized gain (loss) on open swap contracts	(9,130)
Total equity in brokers' trading accounts	415,068

Cash and cash equivalents	616,975
Securities owned, at fair value (cost $1,083,801)	1,087,524
Interest receivable	379
Total assets	$2,119,946

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 2 Class Units at December 31, 2016

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(2,319)	(0.11)%	$539	0.02%	$(1,780)	(0.09)%
Currencies	$1,443	0.07%	$3,748	0.18%	$5,191	0.25%
Energy	$6,717	0.32%	$(68)	—%	$6,649	0.32%
Interest rates	$264	0.01%	$(561)	(0.02)%	$(297)	(0.01)%
Meats	$866	0.04%	$(5)	—%	$861	0.04%
Metals	$(920)	(0.04)%	$1,787	0.08%	$867	0.04%
Soft commodities	$(279)	(0.01)%	$3,192	0.15%	$2,913	0.14%
Stock indices and single stock futures	$(3,328)	(0.16)%	$346	0.01%	$(2,982)	(0.15)%
Total U.S. Futures Positions	$2,444		$8,978		$11,422

Foreign Futures Positions:
Agriculturals	$14	—%	$18	—%	$32	—%
Energy	$109	0.01%	$—	—%	$109	0.01%
Interest rates	$3,818	0.19%	$(395)	(0.02)%	$3,423	0.17%
Metals	$(951)	(0.05)%	$4,089	0.20%	$3,138	0.15%
Soft commodities	$80	—%	$215	0.01%	$295	0.01%
Stock indices	$10,547	0.51%	$(633)	(0.03)%	$9,914	0.48%
Total Foreign Futures Positions	$13,617		$3,294		$16,911
Total Futures Contracts	$16,061	0.78%	$12,272	0.59%	$28,333	1.37%

Forward Contracts *
Currencies	$(121)	(0.01)%	$130	0.01%	$9	—%

Swap Contracts *
Deutsche Bank total return swap, Termination date March 29, 2019	$(14,158)	(0.68)%	$—	—%	$(14,158)	(0.70)%
Deutsche Bank total return swap, Termination date July 1, 2020	$5,028	0.24%	$—	—%	$5,028	0.24%
Total Swap Contracts	$(9,130)	(0.44)%	$—	—%	$(9,130)	(0.44)%

Total Futures, Forward and
Swap Contracts	$6,810	0.33%	$12,402	0.60%	$19,212	0.93%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 2 Class Units at December 31, 2016

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$590,290	9/28/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$591,897	28.80%
$236,116	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	$236,952	11.53%
$31,068	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$31,227	1.52%
	Total U.S. Government-sponsored enterprises (cost $857,467)		$860,076	41.85%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$23,612	6/1/2017	American Electric Power, 1.8%	$24,018	1.17%
$24,854	2/16/2018	American Honda Finance Co, 1.5%	$25,022	1.22%
$22,866	12/1/2017	AT&T Inc., 1.8%	$22,814	1.11%
$23,674	3/4/2017	GATX Corporation, 1.8%	$23,747	1.16%
$24,854	2/1/2018	Wells Fargo & Company, 1.7%	$26,517	1.29%
$16,466	9/22/2017	Other, 1.5%**	$16,548	0.80%
	Total U.S. Corporate bonds (cost $137,861)		$138,666	6.75%

U.S. Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$49,709	3/3/2017	Coca-Cola Corp.,0.8%	$49,642	2.42%
$39,146	1/3/2017-1/9/2017	Others, 0.9-1.4% **	$39,140	1.90%
	Total U.S. Commercial paper (cost $88,473)		$88,782	4.32%

Total securities owned by Global 2 Class Units at December 31, 2016	$1,087,524	52.92%

** No individual position constituted greater than 1 percent of partners' capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 3 Class Units

Assets by Class of Units	December 31, 2016
Equity in brokers' trading accounts:
Cash	$3,659,025
Net unrealized gain (loss) on open futures contracts	261,890
Net unrealized gain (loss) on open forward currency contracts	81
Net unrealized gain (loss) on open swap contracts	(84,392)
Total equity in brokers' trading accounts	3,836,604

Cash and cash equivalents	5,702,902
Securities owned, at fair value (cost $10,017,926)	10,052,341
Interest receivable	3,503
Total assets	$19,595,350

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 3 Class Units at December 31, 2016

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(21,438)	(0.11)%	$4,984	0.02%	$(16,454)	(0.09)%
Currencies	$13,342	0.07%	$34,648	0.18%	$47,990	0.25%
Energy	$62,093	0.32%	$(626)	—%	$61,467	0.32%
Interest rates	$2,436	0.01%	$(5,183)	(0.02)%	$(2,747)	(0.01)%
Meats	$8,007	0.04%	$(43)	—%	$7,964	0.04%
Metals	$(8,507)	(0.04)%	$16,516	0.08%	$8,009	0.04%
Soft commodities	$(2,583)	(0.01)%	$29,500	0.15%	$26,917	0.14%
Stock indices and single stock futures	$(30,764)	(0.16)%	$3,203	0.01%	$(27,561)	(0.15)%
Total U.S. Futures Positions	$22,586		$82,999		$105,585

Foreign Futures Positions:
Agriculturals	$125	—%	$165	—%	$290	—%
Energy	$1,008	0.01%	$—	—%	$1,008	0.01%
Interest rates	$35,290	0.19%	$(3,652)	(0.02)%	$31,638	0.17%
Metals	$(8,787)	(0.05)%	$37,792	0.20%	$29,005	0.15%
Soft commodities	$743	—%	$1,984	0.01%	$2,727	0.01%
Stock indices	$97,490	0.51%	$(5,853)	(0.03)%	$91,637	0.48%
Total Foreign Futures Positions	$125,869		$30,436		$156,305
Total Futures Contracts	$148,455	0.78%	$113,435	0.59%	$261,890	1.37%

Forward Contracts *
Currencies	$(1,122)	(0.01)%	$1,203	0.01%	$81	—%

Swap Contracts *
Deutsche Bank total return swap, Termination date March 29, 2019	$(130,864)	(0.68)%	$—	—%	$(130,864)	(0.68)%
Deutsche Bank total return swap, Termination date July 1, 2020	$46,472	0.24%	$—	—%	$46,472	0.24%
Total Swap Contracts	$(84,392)	(0.44)%	$—	—%	$(84,392)	(0.44)%

Total Futures, Forward and
Swap Contracts	$62,941	0.33%	$114,638	0.60%	$177,579	0.93%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 3 Class Units at December 31, 2016

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$5,456,238	9/28/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$5,471,099	28.80%
$2,182,495	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	$2,190,225	11.53%
$287,170	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$288,644	1.52%
	Total U.S. Government-sponsored enterprises (cost $7,925,849)		$7,949,968	41.85%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$218,250	6/1/2017	American Electric Power, 1.8%	$222,010	1.17%
$229,737	2/16/2018	American Honda Finance Co, 1.5%	$231,283	1.22%
$211,358	12/1/2017	AT&T Inc., 1.8%	$210,876	1.11%
$218,824	3/4/2017	GATX Corporation, 1.8%	$219,498	1.16%
$229,737	2/1/2018	Wells Fargo & Company, 1.7%	$245,105	1.29%
$152,200	9/22/2017	Other, 1.5%**	$152,956	0.80%
	Total U.S. Corporate bonds (cost $1,274,291)		$1,281,728	6.75%

U.S. Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$459,472	3/3/2017	Coca-Cola Corp.,0.8%	$458,857	2.42%
$361,834	1/3/2017-1/9/2017	Others, 0.9-1.4% **	$361,788	1.90%
	Total U.S. Commercial paper (cost $817,786)		$820,645	4.32%

Total securities owned by Global 3 Class Units at December 31, 2016	$10,052,341	52.92%

** No individual position constituted greater than 1 percent of partners' capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class A Units

Assets by Class of Units	December 31, 2015
Equity in brokers' trading accounts:
Cash	$1,995,803
Net unrealized gain (loss) on open futures contracts	42,590
Net unrealized gain (loss) on open forward currency contracts	(12,385)
Net unrealized gain (loss) on open swap contracts	60,114
Total equity in brokers' trading accounts	2,086,122

3,325,820
Cash and cash equivalents	5,985,021
Securities owned, at fair value (cost $5,969,758)	707
Interest receivable	$11,397,670

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Class A Units at December 31, 2015

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(9,573)	(0.09)%	$33,988	0.31%	$24,415	0.22%
Currencies	$5,032	0.05%	$51,471	0.46%	$56,503	0.51%
Energy	$615	0.01%	$(11,715)	(0.11)%	$(11,100)	(0.10)%
Interest rates	$(20,996)	(0.19)%	$4,046	0.04%	$(16,950)	(0.15)%
Meats	$(44)	0.00%	$(7,554)	(0.07)%	$(7,598)	(0.07)%
Metals	$(1,513)	(0.01)%	$8,051	0.07%	$6,538	0.06%
Soft commodities	$(2,480)	(0.02)%	$(6,664)	(0.06)%	$(9,144)	(0.08)%
Stock indices and single stock futures	$(3,591)	(0.03)%	$(2,212)	(0.02)%	$(5,803)	(0.05)%
Total U.S. Futures Positions	$(32,550)		$69,411		$36,861

Foreign Futures Positions:
Agriculturals	$1,514	0.01%	$659	0.01%	$2,173	0.02%
Energy	$—	0.00%	$53,620	0.49%	$53,620	0.49%
Interest rates	$(42,589)	(0.39)%	$(5,592)	(0.05)%	$(48,181)	(0.44)%
Metals	$(5,709)	(0.05)%	$14,288	0.13%	$8,579	0.08%
Soft commodities	$8	0.00%	$263	0.00%	$271	0.00%
Stock indices	$(554)	(0.01)%	$(10,179)	(0.09)%	$(10,733)	(0.10)%
Total Foreign Futures Positions	$(47,330)		$53,059		$5,729
Total Futures Contracts	$(79,880)	(0.73)%	$122,470	1.12%	$42,590	0.39%

Forward Contracts *
Currencies	$393	0.00%	$(12,778)	(0.12)%	$(12,385)	(0.12)%

Swap Contracts
Deutsche Bank total return swap, Termination date July 1, 2020	$60,114	0.55%	$—	0.00%	$60,114	0.55%

Total Futures, Forward and
Swap Contracts	$(19,373)	(0.18)%	$109,692	1.00%	$90,319	0.82%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class A Units at December 31, 2015

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,981,324	4/20/2018-11/16/2018	Federal Farm Credit Banks, 1.1-1.4%	$1,986,737	18.06%
$2,250,732	3/29/2018-12/28/2018	Federal Home Loan Banks, 1.1-1.5%	$2,257,539	20.53%
	Total U.S. Government-sponsored enterprises (cost of $4,232,451)		$4,244,276	38.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$102,926	2/1/2018	Wachovia Corp, 1.7%	$113,817	1.03%
$632,171	9/21/2016-2/16/2018	Others, 1.2-1.8% **	$639,777	5.82%
	Total U.S. Corporate bonds (cost of $751,347)		$753,594	6.85%

Commercial Paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$206,366	1/5/2016-2/1/2016	Foreign commercial paper, 0.5-0.8% **	$206,290	1.87%

$205,852	1/13/2016	National Grid PLC, 0.5%	$205,817	1.87%
$575,356	1/4/2016-3/18/2016	Others, 0.4-0.9% **	$575,044	5.23%
		Total U.S. Commercial paper	$780,861	7.10%
	Total Commercial paper (cost of $985,960)		$987,151	8.97%

Total securities owned by Class A Units at December 31, 2015	$5,985,021	54.41%

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class B Units at December 31, 2015

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$21,762,889	4/20/2018-11/16/2018	Federal Farm Credit Banks, 1.1-1.4%	$21,822,344	18.06%
$24,722,077	3/29/2018-12/28/2018	Federal Home Loan Banks, 1.1-1.5%	$24,796,846	20.53%
	Total U.S. Government-sponsored enterprises (cost of $46,489,302)		$46,619,190	38.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,130,540	2/1/2018	Wachovia Corp, 1.7%	$1,250,170	1.03%
$6,943,775	9/21/2016-2/16/2018	Others, 1.2-1.8% **	$7,027,318	5.82%
	Total U.S. corporate bonds (cost of $8,252,808)		$8,277,488	6.85%

Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,266,732	1/5/2016-2/1/2016	Foreign commercial paper, 0.5-0.8% **	$2,265,889	1.87%

$2,261,079	1/13/2016	National Grid PLC, 0.5%	$2,260,695	1.87%
$6,319,717	1/4/2016-3/18/2016	Others, 0.4-0.9% **	$6,316,295	5.23%
		Total U.S. Commercial paper	$8,576,990	7.10%
	Total Commercial paper (cost of $10,829,800)		$10,842,879	8.97%

Total securities owned by Class B Units at December 31, 2015	$65,739,557	54.41%

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 1 Class Units at December 31, 2015

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$345,051	4/20/2018-11/16/2018	Federal Farm Credit Banks, 1.1-1.4%	$345,994	18.06%
$391,969	3/29/2018-12/28/2018	Federal Home Loan Banks, 1.1-1.5%	$393,154	20.53%
	Total U.S. Government-sponsored enterprises (cost of $737,089)		$739,148	38.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$17,925	2/1/2018	Wachovia Corp, 1.7%	$19,821	1.03%
$110,094	9/21/2016-2/16/2018	Others, 1.2-1.8% **	$111,418	5.82%
	Total U.S. corporate bonds (cost of $130,848)		$131,239	6.85%

Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$35,939	1/5/2016-2/1/2016	Foreign commercial paper, 0.5-0.8% **	$35,926	1.87%

$35,849	1/13/2016	National Grid PLC, 0.5%	$35,843	1.87%
$100,199	1/4/2016-3/18/2016	Others, 0.4-0.9% **	$100,145	5.23%
		Total U.S. Commercial paper	$135,988	7.10%
	Total Commercial paper (cost of $171,707)		$171,914	8.97%

Total securities owned by Legacy 1 Class Units at December 31, 2015	$1,042,301	54.41%

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 2 Class Units at December 31, 2015

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$115,319	4/20/2018-11/16/2018	Federal Farm Credit Banks, 1.1-1.4%	$115,634	18.06%
$130,999	3/29/2018-12/28/2018	Federal Home Loan Banks, 1.1-1.5%	$131,395	20.53%
	Total U.S. Government-sponsored enterprises (cost of $246,340)		$247,029	38.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$5,991	2/1/2018	Wachovia Corp, 1.7%	$6,624	1.03%
$36,794	9/21/2016-2/16/2018	Others, 1.2-1.8% **	$37,237	5.82%
	Total U.S. corporate bonds, (cost of $43,730)		$43,861	6.85%

Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$12,011	1/5/2016-2/1/2016	Foreign commercial paper, 0.5-0.8% **	$12,007	1.87%

$11,981	1/13/2016	National Grid PLC, 0.5%	$11,979	1.87%
$33,487	1/4/2016-3/18/2016	Others, 0.4-0.9% **	$33,469	5.23%
		Total U.S. Commercial paper	$45,448	7.10
	Total Commercial paper, (cost of $57,386)		$57,455	8.97%

Total securities owned by Legacy 2 Class Units at December 31, 2015	$348,345	54.41%

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 1 Class Units at December 31, 2015

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$3,516,854	4/20/2018-11/16/2018	Federal Farm Credit Banks, 1.1-1.4%	$3,526,462	18.06%
$3,995,055	3/29/2018-12/28/2018	Federal Home Loan Banks, 1.1-1.5%	$4,007,137	20.53%
	Total U.S. Government-sponsored enterprises (cost of $7,512,610)		$7,533,599	38.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$182,694	2/1/2018	Wachovia Corp, 1.7%	$202,026	1.03%
$1,122,105	9/21/2016-2/16/2018	Others, 1.2-1.8% **	$1,135,605	5.82%
	Total Corporate bonds, (cost of $1,333,643)		$1,337,631	6.85%

Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$366,301	1/5/2016-2/1/2016	Foreign commercial paper, 0.5-0.8% **	$366,165	1.87%

$365,387	1/13/2016	National Grid PLC, 0.5%	$365,325	1.87%
$1,021,258	1/4/2016-3/18/2016	Others, 0.4-0.9% **	$1,020,705	5.23%
		Total U.S. Commercial paper	$1,386,030	7.10%
	Total Commercial paper (cost of $1,750,081)		$1,752,195	8.97%

Total securities owned by Global 1 Class Units at December 31, 2015	$10,623,425	54.41%

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 2 Class Units at December 31, 2015

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$697,660	4/20/2018-11/16/2018	Federal Farm Credit Banks, 1.1-1.4%	$699,566	18.06%
$792,524	3/29/2018-12/28/2018	Federal Home Loan Banks, 1.1-1.5%	$794,921	20.53%
	Total U.S. Government-sponsored enterprises (cost of $1,490,322)		$1,494,487	38.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$36,242	2/1/2018	Wachovia Corp, 1.7%	$40,077	1.03%
$222,599	9/21/2016-2/16/2018	Others, 1.2-1.8% **	$225,277	5.82%
	Total Corporate bonds, (cost of $264,563)		$265,354	6.85%

Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$72,665	1/5/2016-2/1/2016	Foreign commercial paper, 0.5-0.8% **	$72,638	1.87%

$72,484	1/13/2016	National Grid PLC, 0.5%	$72,472	1.87%
$202,593	1/4/2016-3/18/2016	Others, 0.4-0.9% **	$202,483	5.23%
		Total U.S. Commercial paper	$274,955	7.10%
	Total Commercial paper (cost of $347,174)		$347,593	8.97%

Total securities owned by Global 2 Class Units at December 31, 2015	$2,107,434	54.41%

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 3 Class Units at December 31, 2015

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$10,080,903	4/20/2018-11/16/2018	Federal Farm Credit Banks, 1.1-1.4%	$10,108,442	18.06%
$11,451,644	3/29/2018-12/28/2018	Federal Home Loan Banks, 1.1-1.5%	$11,486,280	20.53%
	Total U.S. Government-sponsored enterprises (cost of $21,534,556)		$21,594,722	38.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$523,682	2/1/2018	Wachovia Corp, 1.7%	$579,099	1.03%
$3,216,462	9/21/2016-2/16/2018	Others, 1.2-1.8% **	$3,255,162	5.82%
	Total Corporate bonds, (cost of $3,822,827)		$3,834,261	6.85%

Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,049,986	1/5/2016-2/1/2016	Foreign commercial paper, 0.5-0.8% **	$1,049,594	1.87%

$1,047,368	1/13/2016	National Grid PLC, 0.5%	$1,047,189	1.87%
$2,927,390	1/4/2016-3/18/2016	Others, 0.4-0.9% **	$2,925,805	5.23%
		Total U.S. Commercial paper	$3,972,994	7.10%
	Total Commercial paper (cost of $5,016,530)		$5,022,588	8.97%

Total securities owned by Global 3 Class Units at December 31, 2015	$30,451,571	54.41%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Note 8. Financial Highlights

The following financial highlights reflect activity related to the Partnership. Total return is based on the change in value during the period of a theoretical investment made at the beginning of each calendar month during the period

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

and is not annualized. Individual partners’ ratios may vary from these ratios based on various factors, including but not limited to the timing of capital transactions.

	2016	2015	2014

Total return – Class A Units	(0.78)%	(12.41)%	6.66%
Total return – Class B Units	(1.48)%	(12.97)%	6.07%
Total return – Legacy 1 Class Units	1.41%	(10.44)%	8.64%
Total return – Legacy 2 Class Units	1.14%	(10.66)%	8.55%
Total return – Global 1 Class Units	2.58%	(10.46)%	9.34%
Total return – Global 2 Class Units	2.51%	(10.64)%	9.14%
Total return – Global 3 Class Units	0.80%	(12.16)%	7.46%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees	5.45%	5.71%	5.82%
Incentive fees	0.40%	0.97%	2.33%
Total expenses	5.85%	6.68%	8.15%
Net investment loss (1)	(4.77)%	(5.22)%	(5.51)%

(1)	Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Limited Partners for the years ended December 31, 2016, 2015 and 2014.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The following per unit performance calculations reflect activity related to the Partnership.

	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):

Net asset value per unit at December 31, 2013	$1,169.66	$979.42	$860.76	$847.76	$835.24	$823.45	$756.03
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	168.43	140.66	125.72	115.14	126.11	117.18	110.61
Expenses net of interest income*	(90.52)	(81.24)	(51.33)	(42.64)	(48.11)	(41.94)	(54.17)
Total income (loss) from operations	77.91	59.42	74.39	72.50	78.00	75.24	56.44
Net asset value per unit at December 31, 2014	1,247.57	1,038.84	935.15	920.26	913.24	898.69	812.47
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	(79.24)	(65.62)	(60.34)	(58.85)	(65.63)	(62.29)	(54.70)
Expenses net of interest income*	(75.53)	(69.09)	(37.27)	(39.22)	(29.90)	(33.37)	(44.11)
Total income (loss) from operations	(154.77)	(134.71)	(97.61)	(98.07)	(95.53)	(95.66)	(98.81)
Net asset value per unit at December 31, 2015	1,092.80	904.13	837.54	822.19	817.71	803.03	713.66
Income (loss) from operations
Net realized and change in unrealized
gain (loss) from trading	50.75	42.35	39.72	38.51	43.89	43.89	39.23
Expenses net of interest income*	(59.30)	(55.74)	(27.91)	(29.15)	(22.78)	(23.73)	(33.53)
Total income (loss) from operations	(8.55)	(13.39)	11.81	9.36	21.11	20.16	5.70
Net asset value per unit at December 31, 2016	$1,084.25	$890.74	$849.35	$831.55	$838.82	$823.19	$719.36

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

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The Partnership utilizes Wells Fargo Securities, LLC and SG Americas Securities, LLC, as its clearing brokers as of December 31, 2016 and also utilized ED&F Man Capital Markets Inc and UBS Securities LLC  as of December 31, 2015.

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs, interbank market makers and swap counterparties at December 31, 2016 and 2015 was $31,854,126 and $38,781,351, respectively, which was 19.26% and 18.14% of the net asset value, respectively.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

For the year ended December 31, 2016, the monthly average futures contracts bought and sold was 50,266 and the monthly average forward contracts bought and sold was 518.  For the year ended December 31, 2015, the monthly average futures contracts bought and sold was 63,367 and the monthly average forward contracts bought and sold was 8,724.  The following tables summarize the quantitative information required by FASB ASC 815:

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	12/31/2016	12/31/2016	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$121,013	$(261,721)	$(140,708)

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	763,565	(345,781)	417,784

Energy contracts	Net Unrealized gain (loss) on open futures contracts	562,341	(18,461)	543,880

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	578,244	(326,726)	251,518

Meats contracts	Net Unrealized gain (loss) on open futures contracts	79,821	(10,487)	69,334

Metals contracts	Net Unrealized gain (loss) on open futures contracts	1,604,965	(1,282,731)	322,234

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	344,652	(86,579)	258,073

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	1,111,526	(553,717)	557,809

		$5,166,127	$(2,886,203)	$2,279,924

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$556,627	$(555,922)	$705

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$404,566	$(1,139,264)	$(734,698)

*At December 31, 2016, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date March 29, 2019
Agricultural contracts	3%
Energy contracts	1%
Interest rate contracts	53%
Metals contracts	3%
Stock indices contracts	15%
Forward currency contracts	25%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	61%
Stock indices contracts	10%
Forward currency contracts	29%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	12/31/2015	12/31/2015	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$708,940	$(192,304)	$516,636

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	1,586,035	(488,106)	1,097,929

Energy contracts	Net Unrealized gain (loss) on open futures contracts	1,861,351	(1,035,133)	826,218

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	853,598	(2,119,167)	(1,265,569)

Meats contracts	Net Unrealized gain (loss) on open futures contracts	18,294	(165,939)	(147,645)

Metals contracts	Net Unrealized gain (loss) on open futures contracts	1,206,519	(912,776)	293,743

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	101,389	(273,791)	(172,402)

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	614,583	(935,898)	(321,315)

		$6,950,709	$(6,123,114)	$827,595

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$682,325	$(922,984)	$(240,659)

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$1,168,100	$—	$1,168,100

*At December 31, 2015, the sector exposure of the CTA indices underlying the swap was:

Interest rate contracts	43%
Forward currency contracts	42%
Stock indices and stock index options	15%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Years Ended December 31, 2016, 2015 and 2014

		Years Ended December 31,
Type of Contract		2016	2015	2014

Agriculturals contracts	Net gain (loss) from futures trading	$1,009,750	$(5,823,922)	$4,048,911
Currencies contracts	Net gain (loss) from futures trading	(2,202,100)	(1,033,607)	14,766,227
Energy contracts	Net gain (loss) from futures trading	(4,239,891)	7,578,021	10,731,474
Interest rates contracts	Net gain (loss) from futures trading	19,692,367	(546,752)	32,913,449
Meats contracts	Net gain (loss) from futures trading	(161,655)	40,851	3,446,508
Metals contracts	Net gain (loss) from futures trading	(2,242,748)	(493,305)	(7,747,986)
Soft commodities contracts	Net gain (loss) from futures trading	(785,394)	(1,501,617)	3,171,146
Stock indices	Net gain (loss) from futures trading	4,103,539	(10,362,726)	(13,390,190)
Forward Currency Contracts	Net gain (loss) from forward trading	325,950	(2,077,514)	(1,940,807)
Swap Contracts	Net gain (loss) from swap trading	(1,902,797)	1,168,100	—

		$13,597,021	$(13,052,471)	$45,998,732

Line Item in Consolidated Statement of Operations	For years ended December 31,
	2016	2015	2014

Net gain (loss) from futures trading
Realized	$13,721,540	$(1,421,184)	$61,055,762
Change in unrealized	1,452,328	(10,721,873)	(13,116,223)
Total realized and change in unrealized net gain (loss) from futures trading	$15,173,868	$(12,143,057)	$47,939,539

Net gain (loss) from forward trading
Realized	$84,586	$(2,018,078)	$(994,524)
Change in unrealized	241,364	(59,436)	(946,283)
Total realized and change in unrealized net gain (loss) from forward trading	$325,950	$(2,077,514)	$(1,940,807)

Net gain (loss) from swap trading
Change in unrealized	$(1,902,797)	1,168,100	—
Total realized and change in unrealized net gain (loss) from swap trading	$(1,902,797)	$1,168,100	$—

Total realized and change in unrealized net gain (loss) from futures, forward and swap trading	$13,597,021	$(13,052,471)	$45,998,732

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The tables below show the gross and net information related to derivatives eligible for offset in the Consolidated Statement of Financial Condition as of December 31, 2016 and 2015.

Offsetting of Derivative Assets

As of December 31, 2016

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$5,166,127	$(2,886,203)	$2,279,924
Forward contracts	556,627	(555,922)	705
Swap contracts	404,566	(1,139,264)	(734,698)
Total derivatives	$6,127,320	$(4,581,389)	$1,545,931

Offsetting of Derivative Liabilities

As of December 31, 2016

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$2,886,203	$(2,886,203)	$—
Forward contracts	555,922	(555,922)	—
Swap contracts	1,139,264	(1,139,264)	—
Total derivatives	$4,581,389	$(4,581,389)	$—

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of December 31, 2016

		Gross Amounts Not Offset in the Consolidated
		Statement of Financial Condition
	Net Amount of
	Unrealized Gain
	Presented in
	the Consolidated
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Deutsche Bank AG	$(734,698)	$—	$—	$(734,698)
SG Americas Securities, LLC	1,582,067	—	—	1,582,067
UBS AG	(40,113)	—	—	(40,113)
Wells Fargo Securities, LLC	738,675	—	—	738,675
Total	$1,545,931	$—	$—	$1,545,931

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
	Net Amount of
	Unrealized Gain
	Presented in
	the Consolidated
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Deutsche Bank AG	$1,168,100	$—	$—	$1,168,100
ED&F Man Capital Markets Inc	525,206			525,206
SG Americas Securities, LLC	281,024	—	—	281,024
UBS Securities LLC and UBS AG	(219,294)	—	—	(219,294)
Total	$1,755,036	$—	$—	$1,755,036

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Note 12. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure. Subsequent to December 31, 2016, there were contributions and redemptions totaling approximately $1,319,000 and $4,632,000, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: February 27, 2017	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David M. Kavanagh and Maureen O’Rourke, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in- fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2017.

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