Form 10-Q
period 2017-03-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2017-05-15
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during   the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b -2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☒	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b -2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Equity in brokers' trading accounts:
Cash	$37,884,404	$31,854,126
Net unrealized gain (loss) on open futures contracts	630,503	2,279,924
Net unrealized gain (loss) on open forward currency contracts	(477,797)	705
Net unrealized gain (loss) on open swap contracts	(280,464)	(734,698)
Total equity in brokers' trading accounts	37,756,646	33,400,057
Cash and cash equivalents	38,557,543	49,647,370
Securities owned, at fair value (cost $80,637,684 and $87,212,372, respectively)	80,858,978	87,511,963
Interest receivable, net	19,206	30,508
Total assets	$157,192,373	$170,589,898
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$753,572	$858,221
Accrued incentive fees	136,221	128,365
Organization and offering costs payable	37,721	41,026
Accrued operating expenses	32,715	35,530
Pending limited partner additions	9,000	—
Redemptions payable to limited partners	5,553,404	4,161,818
Total liabilities	6,522,633	5,224,960
Partners' Capital (Net Asset Value)
General Partner
Class A (307.34 units outstanding at both March 31, 2017 and December 31, 2016)	329,822	333,239
Legacy 1 Class (574.13 units outstanding at both March 31, 2017 and December 31, 2016)	485,430	487,634
Legacy 2 Class (263.13 units outstanding at both March 31, 2017 and December 31, 2016)	217,681	218,807
Global 1 Class (723.51 and 924.77 units outstanding at March 31, 2017 and December 31, 2016, respectively)	604,492	775,716
Global 2 Class (231.81 units outstanding at both March 31, 2017 and December 31, 2016 )	189,947	190,820

Limited Partners
Class A (8,125.90 and 8,520.61 units outstanding at March 31, 2017 and December 31, 2016, respectively)	8,720,185	9,238,467
Class B (104,378.73 and 111,286.78 units outstanding at March 31, 2017 and December 31, 2016, respectively)	91,870,900	99,127,541
Legacy 1 Class (904.45 and 942.38 units outstanding at March 31, 2017 and December 31, 2016, respectively)	764,719	800,410
Legacy 2 Class (248.64 and 300.83 units outstanding at March 31, 2017 and December 31, 2016, respectively)	205,697	250,158
Global 1 Class (36,826.32 and 39,439.76 units outstanding at March 31, 2017 and December 31, 2016, respectively)	30,768,441	33,082,784
Global 2 Class (1,876.03 and 2,264.59 units outstanding at March 31, 2017 and December 31, 2016, respectively)	1,537,267	1,864,195
Global 3 Class (21,005.23 and 26,405.78 units outstanding at March 31, 2017 and December 31, 2016, respectively)	14,975,159	18,995,167
Total partners' capital (net asset value)	150,669,740	165,364,938
Total liabilities and partners' capital (net asset value)	$157,192,373	$170,589,898

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

March 31, 2017

(Unaudited)

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(89,440)	(0.06)%	$473,229	0.31%	$383,789	0.25%
Currencies	$224,358	0.15%	$(510,101)	(0.34)%	$(285,743)	(0.19)%
Energy	$128,844	0.09%	$(918,895)	(0.61)%	$(790,051)	(0.52)%
Interest rates	$67,736	0.04%	$(167,054)	(0.11)%	$(99,318)	(0.07)%
Meats	$57,306	0.04%	$9,675	0.01%	$66,981	0.05%
Metals	$124,755	0.08%	$180	—%	$124,935	0.08%
Soft commodities	$(54,845)	(0.04)%	$364,615	0.24%	$309,770	0.20%
Stock indices and single stock futures	$338,057	0.22%	$30,093	0.02%	$368,150	0.24%
Total U.S. Futures Positions	$796,771		$(718,258)		$78,513

Foreign Futures Positions:
Agriculturals	$(746)	—%	$19,917	0.01%	$19,171	0.01%
Currencies	$26,648	0.02%	$21,584	0.01%	$48,232	0.03%
Energy	$—	—%	$(4,169)	—%	$(4,169)	—%
Interest rates	$247,871	0.16%	$(392,891)	(0.26)%	$(145,020)	(0.10)%
Metals	$227,350	0.15%	$(184,961)	(0.12)%	$42,389	0.03%
Soft commodities	$(13,780)	(0.01)%	$8,041	0.01%	$(5,739)	—%
Stock indices	$563,041	0.37%	$34,085	0.02%	$597,126	0.39%
Total Foreign Futures Positions	$1,050,384		$(498,394)		$551,990
Total Futures Contracts	$1,847,155	1.22%	$(1,216,652)	(0.80)%	$630,503	0.42%

Forward Contracts *
Currencies	$(177,722)	(0.12)%	$(300,075)	(0.20)%	$(477,797)	(0.32)%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(872,833)	(0.58)%	$—	—%	$(872,833)	(0.58)%
Deutsche Bank total return swap, Termination date July 1, 2020	$592,369	0.40%	$—	—%	$592,369	0.40%
Total Swap Contracts	$(280,464)	(0.18)%	$—	—%	$(280,464)	(0.18)%

Total Futures, Forward and
Swap Contracts	$1,388,969	0.92%	$(1,516,727)	(1.00)%	$(127,758)	(0.08)%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2017

(Unaudited)

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$47,500,000	9/28/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$47,606,128	31.60%
$19,000,000	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	$19,061,588	12.65%
$2,500,000	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$2,505,700	1.66%
	Total U.S. Government-sponsored enterprises (cost $68,997,750)		$69,173,416	45.91%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,900,000	6/1/2017	American Electric Power, 1.8%	$1,940,598	1.29%
$2,000,000	2/16/2018	American Honda Finance Co, 1.5%	$2,005,145	1.33%
$1,840,000	12/1/2017	AT&T Inc., 1.8%	$1,843,909	1.22%
$2,000,000	2/1/2018	Wells Fargo & Company, 1.7%	$2,085,345	1.39%
$1,325,000	9/22/2017	Other, 1.5%**	$1,326,125	0.88%
	Total U.S. Corporate bonds (cost $9,161,073)		$9,201,122	6.11%

U.S. Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,492,000	06/05/2017-07/03/2017	Other, 1.3-1.5%**	$2,484,440	1.65%
	Total U.S. Commercial paper (cost $2,478,861)		$2,484,440	1.65%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $80,637,684)	$80,858,978	53.67%

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

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$2,661,434	$14,610,964
Change in unrealized	(1,649,420)	1,342,424
Commissions	(583,312)	(817,715)
Net gains (losses) from futures trading	428,702	15,135,673

Net gain (loss) from forward trading
Realized	$(67,154)	$(116,827)
Change in unrealized	(478,502)	320,800
Commissions	(488)	(1,153)
Net gains (losses) from forward trading	(546,144)	202,820

Net gain (loss) from swap trading
Change in unrealized	$454,233	$(3,061,813)
Net gains (losses) from swap trading	454,233	(3,061,813)

Net trading gains (losses)	336,791	12,276,680

Net investment income (loss)
Income
Interest income	304,088	351,959
Expenses from operations
Brokerage charge	1,845,327	2,771,816
Incentive fees	136,221	262,738
Organizational and offering costs	116,224	160,777
Operating expenses	100,785	138,814
Total expenses	2,198,557	3,334,145
Net investment loss	$(1,894,469)	$(2,982,186)
Net income (loss)	$(1,557,678)	$9,294,494

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(11.11)	$45.01
General Partner & Limited Partner Class B Units	$(10.57)	$35.70
General Partner & Limited Partner Legacy 1 Class Units	$(3.84)	$38.95
General Partner & Limited Partner Legacy 2 Class Units	$(4.28)	$37.75
General Partner & Limited Partner Global 1 Class Units	$(3.32)	$41.52
General Partner & Limited Partner Global 2 Class Units	$(3.77)	$40.86
General Partner & Limited Partner Global 3 Class Units	$(6.43)	$33.49

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Three Months Ended March 31, 2017

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital,
December 31, 2016	307.34	$333,239	8,520.61	$9,238,467	—	$—	111,286.78	$99,127,541	574.13	$487,634	942.38	$800,410	263.13	$218,807	300.83	$250,158
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(394.71)	(429,289)	—	—	(6,908.05)	(6,091,834)	—	—	(37.93)	(31,627)	—	—	(52.19)	(43,175)
Net income (loss)	—	(3,417)	—	(88,993)	—	—	—	(1,164,807)	—	(2,204)	—	(4,064)	—	(1,126)	—	(1,286)
Partners’ capital,
March 31, 2017	307.34	$329,822	8,125.90	$8,720,185	—	$—	104,378.73	$91,870,900	574.13	$485,430	904.45	$764,719	263.13	$217,681	248.64	$205,697

Net asset value per unit at December 31, 2016		$1,084.25				$890.74				$849.35				$831.55

Net asset value per unit at March 31, 2017		$1,073.14				$880.17				$845.51				$827.27

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2016	924.77	$775,716	39,439.76	$33,082,784	231.81	$190,820	2,264.59	$1,864,195	—	$—	26,405.78	$18,995,167	$165,364,938
Contributions	—	—	2,334.56	1,950,017	—	—	—	—	—	—	82.41	59,925	2,009,942
Redemptions	(201.26)	(165,000)	(4,948.00)	(4,147,434)	—	—	(388.56)	(319,110)	—	—	(5,482.96)	(3,919,993)	(15,147,462)
Net income (loss)	—	(6,224)	—	(116,926)	—	(873)	—	(7,818)	—	—	—	(159,940)	(1,557,678)
Partners’ capital,
March 31, 2017	723.51	$604,492	36,826.32	$30,768,441	231.81	$189,947	1,876.03	$1,537,267	—	$—	21,005.23	$14,975,159	$150,669,740

Net asset value per unit at December 31, 2016		$838.82				$823.19				$719.36

Net asset value per unit at March 31, 2017		$835.50				$819.42				$712.93

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Three Months Ended March 31, 2016

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital,
December 31, 2015	307.34	$335,868	9,757.99	$10,663,559	—	$—	133,628.66	$120,817,860	1,025.00	$858,478	1,262.14	$1,057,091	263.13	$216,344	515.52	$423,853
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(329.32)	(378,174)	—	—	(6,177.05)	(5,879,454)	—	—	(124.69)	(112,216)	—	—	(61.56)	(52,938)
Net income (loss)	—	13,832	—	442,640	—	—	—	4,844,757	—	39,920	—	52,084	—	9,933	—	19,461
Partners’ capital,
March 31, 2016	307.34	$349,700	9,428.67	$10,728,025	—	$—	127,451.61	$119,783,163	1,025.00	$898,398	1,137.45	$996,959	263.13	$226,277	453.96	$390,376

Net asset value per unit at December 31, 2015		$1,092.80				$904.13				$837.54				$822.19

Net asset value per unit at March 31, 2016		$1,137.81				$939.83				$876.49				$859.94

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2015	1,372.89	$1,122,622	22,503.69	$18,401,384	1,329.58	$1,067,693	3,493.52	$2,805,404	—	$—	78,419.57	$55,964,683	$213,734,839
Contributions	—	—	3,551.61	3,027,512	—	—	—	—	—	—	-	—	3,027,512
Redemptions	—	—	(3,034.76)	(2,631,326)	—	—	(389.37)	(327,736)	—	—	(10,100.08)	(7,556,534)	(16,938,378)
Net income (loss)	—	57,004	—	982,263	—	54,324	—	141,888	—	—	—	2,636,388	9,294,494
Partners’ capital,
March 31, 2016	1,372.89	$1,179,626	23,020.54	$19,779,833	1,329.58	$1,122,017	3,104.15	$2,619,556	-	$—	68,319.49	$51,044,537	$209,118,467

Net asset value per unit at December 31, 2015		$817.71				$803.03				$713.66

Net asset value per unit at March 31, 2016		$859.23				$843.89				$747.15

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

The Partnership is a multi-advisor commodity pool that invests the assets of each class of the Partnership in the Partnership’s subsidiary limited liability trading companies (each, a “Trading Company” and collectively, the “Trading Companies”)  which (i) enter into advisory agreements with the independent commodity trading advisors retained by the general partner; (ii) enter into swap transactions or derivative instruments tied to the performance of certain reference traders; and/or (iii) allocate assets to the Partnership’s cash management trading company. The Partnership’s general partner, commodity pool operator and sponsor is Dearborn Capital Management, L.L.C. (“the General Partner”), an Illinois limited liability company. The Trading Companies were set up to, among other things, segregate risk by commodity trading advisor or reference trader. Effectively, this structure isolates one trading advisor or reference trader from another and any losses from one Trading Company will not carry over to the other Trading Companies. The following is a list of the Trading Companies, for which the Partnership is the sole member and all of which were organized as Delaware limited liability companies:

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 9, LLC (“GP 9”)       GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)   GP 6, LLC (“GP 6”)   GP 11, LLC (“GP 11”)   GP 17, LLC (“GP 17”)

GP 4, LLC (“GP 4”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)   GP 18, LLC (“GP 18”)

There were no assets allocated to GP 3, GP 6 and GP 15 as of March 31, 2017 and December 31, 2016.

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

The Partnership’s significant accounting policies are as follows:

Accounting Principles: Pursuant to rules and regulations of the SEC, consolidated financial statements of the Partnership are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The Partnership is an investment company and follows accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services – Investment Companies.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed.  As of March 31, 2017, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2013.

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At March 31, 2017 and December 31, 2016, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Swap contracts: Certain Trading Companies of the Partnership strategically allocate a portion or all of their assets to total return swaps selected at the direction of the General Partner. A swap is a bilaterally negotiated agreement between two parties to exchange cash flows based upon an asset, rate or some other reference index. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of commodities or other investments representing a particular index.  Changes in the value of the swap agreement are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. Realized gains and losses from a decrease in the notional value of the swap are recognized on trade date. A liquidation payment received or made at the termination of the swap agreement will first be offset against the swap balance outstanding at the time the position is liquidated, with the remainder being recorded as a realized gain or loss in the consolidated statement of operations.  Through its Trading Companies the Partnership has entered into total return swaps with Deutsche Bank AG.  The Partnership maintains cash as collateral to secure its obligations under the swaps.  As of March 31, 2017 and December 31, 2016, the notional value of the swaps was $60,638,617 and the cash margin balance was $12,996,500.  The swaps were effective July 1, 2015 and April 5, 2016 and have a term of five years and three years, respectively.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the period ended March 31, 2017 and 2016, substantially all investments are carried at fair value and classified as Level 1 and Level 2 measurements, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

Recent accounting pronouncements: In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements.  The amendments in the update represent changes to clarify, correct errors, or make minor improvements to the Accounting Standards Codification.  Among the updates is an amendment to Topic 820, Fair Value Measurement, which clarifies the difference between a valuation approach and a valuation technique when applying the guidance in that Topic.  The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique.  The amended disclosure requirement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Partnership adopted the amendment in ASU 2019-19 as of January 1, 2017, and the adoption did not have a material impact on the Partnership’s financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of Effective Date, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The amendments in ASU 2014-09 affect any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  In March 2016, April 2016 and May 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, respectively.  The amendments in these updates affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration.  The guidance is effective for annual reporting periods beginning after December 15, 2017.  The Partnership does not expect the adoption of these pronouncements to have an impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Liabilities.  The amendments in this update affect all entities that hold financial assets or owe financial liabilities.  The guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017.  The Partnership is currently evaluating the impact this pronouncement would have on its consolidated financial statements.

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2017:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$630,503	$—	$—	$630,503
Forward currency contracts	—	(477,797)	—	(477,797)
Swap contracts	—	(280,464)	—	(280,464)
Cash and cash equivalents
U.S. money market fund	1,694,928			1,694,928
Foreign commercial paper	—	2,475,815	—	2,475,815
U.S. commercial paper	—	34,394,126	—	34,394,126
Securities owned
U.S. commercial paper	—	2,484,440	—	2,484,440
U.S. Government-sponsored enterprises	—	69,173,416	—	69,173,416
U.S. corporate bonds	—	9,201,122	—	9,201,122
Total	$2,325,431	$116,970,658	$—	$119,296,089

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 10. See the consolidated condensed schedule of investments for detail by sector.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$2,279,924	$—	$—	$2,279,924
Forward currency contracts	—	705	—	705
Swap contracts	—	(734,698)	—	(734,698)
Cash and cash equivalents
U.S. money market fund	3,965,046		—	3,965,046
Foreign commercial paper	—	1,328,590	—	1,328,590
U.S. commercial paper	—	44,381,818	—	44,381,818
Securities owned
Foreign commercial paper				—
U.S. commercial paper	—	7,144,238	—	7,144,238
U.S. Government-sponsored enterprises	—	69,209,493	—	69,209,493
U.S. corporate bonds	—	11,158,232	—	11,158,232
Total	$6,244,970	$132,488,378	$—	$138,733,348

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 10. See the consolidated condensed schedule of investments for detail by sector.

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the three months ended March 31, 2017 and year ended December 31, 2016.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Note 3. Deposits with Brokers and Interbank Market Makers

The Partnership, through the Trading Companies, deposits assets with SG Americas Securities, LLC, formerly Newedge USA, LLC, and Wells Fargo Securities, LLC subject to CFTC regulations and various exchange and broker requirements. Margin requirements may be satisfied by the deposit of U.S. Treasury bills, Government- sponsored enterprise securities and/or cash with such clearing brokers. The Partnership may earn interest income on its assets deposited with the clearing brokers.

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

Note 4. Commodity Trading Advisors and Reference Traders

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors or through swap transactions based on reference programs of such advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. The commodity trading advisors are Amplitude Capital International Limited (“Amplitude”), EMC Capital Advisors, LLC (“EMC”), Lynx Asset Management AB (“Lynx”), Quantica Capital AG (“Quantica”), Rabar Market Research, Inc. (“Rabar”), Revolution Capital Management, LLC (“RCM”) and Transtrend B.V. (“Transtrend”) (collectively, the “Advisors”). The Partnership will obtain the equivalent of net profits or net losses generated by H2O AM LLP (“H2O”) and Winton Capital Management Limited (“Winton”) as reference traders (“collectively, the “Reference Traders”) through off-exchange swap transactions and will not allocate assets to H2O or Winton directly.  The Advisors and Reference Traders are paid a consulting fee, either monthly or quarterly, directly or through swap transactions, ranging from 0.5 percent to 1.5 percent per annum of the Partnership’s month-end allocated net assets and a quarterly, semi-annual or annual incentive fee, directly or through swap transactions, ranging from 20 percent to 24.5 percent of the new trading profits on the allocated net assets of the Advisor or Reference Trader.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $1,845,327 and $2,771,816 for the three months ended March 31, 2017 and 2016, respectively, are shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $116,224 and $160,777 for the three months ended March 31, 2017 and 2016, respectively, are shown on the consolidated statement of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $100,785 and $138,814 for the three months ended March 31, 2017 and 2016, respectively, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the general partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership.  The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period.  For the three months ended March 31, 2017 and 2016, EMC was paid approximately $90,400 and $140,300, respectively, in consulting fees and $0 and $40,800, respectively, in incentive fees.

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

	Three Months Ended
	March 31,
	2017	2016

Total return – Class A Units	(1.03)%	4.12%
Total return – Class B Units	(1.19)%	3.95%
Total return – Legacy 1 Class Units	(0.45)%	4.65%
Total return – Legacy 2 Class Units	(0.51)%	4.59%
Total return – Global 1 Class Units	(0.40)%	5.08%
Total return – Global 2 Class Units	(0.46)%	5.09%
Total return – Global 3 Class Units	(0.89)%	4.69%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	5.21%	5.70%
Incentive fees (2)	0.09%	0.12%
Total expenses	5.30%	5.82%
Net investment loss (1) (3)	(4.44)%	(5.05)%

(1)	Annualized.
(2)	Not annualized.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

(3)	Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three months ended March 31, 2017 and 2016 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three months ended March 31, 2017 and 2016.

Class A Units	Three Months Ended
	March 31,
	2017	2016

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,084.25	$1,092.80
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	2.71	60.97
Expenses net of interest income*	(13.82)	(15.96)
Total income (loss) from operations	(11.11)	45.01
Net asset value per unit at end of period	$1,073.14	$1,137.81

Class B Units	Three Months Ended
	March 31,
	2017	2016

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$890.74	$904.13
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	2.26	50.47
Expenses net of interest income*	(12.83)	(14.77)
Total income (loss) from operations	(10.57)	35.70
Net asset value per unit at end of period	$880.17	$939.83

Legacy 1 Class Units	Three Months Ended
	March 31,
	2017	2016

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$849.35	$837.54
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	2.04	46.93
Expenses net of interest income*	(5.88)	(7.98)
Total income (loss) from operations	(3.84)	38.95
Net asset value per unit at end of period	$845.51	$876.49

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Legacy 2 Class Units	Three Months Ended
	March 31,
	2017	2016

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$831.55	$822.19
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	2.14	45.89
Expenses net of interest income*	(6.42)	(8.14)
Total income (loss) from operations	(4.28)	37.75
Net asset value per unit at end of period	$827.27	$859.94

Global 1 Class Units	Three Months Ended
	March 31,
	2017	2016

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$838.82	$817.71
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	1.41	48.86
Expenses net of interest income*	(4.73)	(7.34)
Total income (loss) from operations	(3.32)	41.52
Net asset value per unit at end of period	$835.50	$859.23

Global 2 Class Units	Three Months Ended
	March 31,
	2017	2016

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$823.19	$803.03
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	1.41	47.72
Expenses net of interest income*	(5.18)	(6.86)
Total income (loss) from operations	(3.77)	40.86
Net asset value per unit at end of period	$819.42	$843.89

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Global 3 Class Units	Three Months Ended
	March 31,
	2017	2016

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$719.36	$713.66
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	1.09	42.48
Expenses net of interest income*	(7.52)	(8.99)
Total income (loss) from operations	(6.43)	33.49
Net asset value per unit at end of period	$712.93	$747.15

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

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The Partnership utilizes SG Americas Securities, LLC and Wells Fargo Securities, LLC as its clearing brokers.

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value.  The cash deposited with the FCMs, interbank market makers and swap counterparties at March 31, 2017 and December 31, 2016 was $37,884,404 and $31,854,126, respectively, which was 25.14% and 19.26% of the net asset value, respectively.

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

For the three months ended March 31, 2017, the monthly average futures contracts bought and sold was approximately 45,903 and the monthly average forward contracts bought and sold was approximately 435.  For the three months ended March 31, 2016, the monthly average futures contracts bought and sold was approximately 53,183 and the monthly average forward contracts bought and sold was approximately 500. The following tables summarize the quantitative information required by FASB ASC 815:

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Fair Values of Derivative Instruments at March 31, 2017 and December 31, 2016

	Consolidated	Asset		Liability
	Statements of Financial	Derivatives		Derivatives
	Condition Location	3/31/2017		3/31/2017	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$555,070		$(152,110)	$402,960

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	414,687		(652,198)	(237,511)

Energy contracts	Net Unrealized gain (loss) on open futures contracts	142,514		(936,734)	(794,220)
			.
Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	461,756		(706,094)	(244,338)

Meats contracts	Net Unrealized gain (loss) on open futures contracts	128,988		(62,007)	66,981

Metals contracts	Net Unrealized gain (loss) on open futures contracts	1,016,343		(849,019)	167,324

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	397,194		(93,163)	304,031

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	1,650,814		(685,538)	965,276

		$4,767,366		$(4,136,863)	$630,503

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$482,736		$(960,533)	$(477,797)

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$592,369		$(872,833)	$(280,464)

*At March 31, 2017, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date March 29, 2019
Agricultural contracts	2%
Energy contracts	1%
Interest rate contracts	60%
Metals contracts	1%
Stock indices contracts	18%
Forward currency contracts	18%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	48%
Stock indices contracts	11%
Forward currency contracts	41%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Consolidated	Asset		Liability
	Statements of Financial	Derivatives		Derivatives
	Condition Location	12/31/2016		12/31/2016	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$121,013		$(261,721)	$(140,708)

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	763,565		(345,781)	417,784

Energy contracts	Net Unrealized gain (loss) on open futures contracts	562,341		(18,461)	543,880
			.
Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	578,244		(326,726)	251,518

Meats contracts	Net Unrealized gain (loss) on open futures contracts	79,821		(10,487)	69,334

Metals contracts	Net Unrealized gain (loss) on open futures contracts	1,604,965		(1,282,731)	322,234

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	344,652		(86,579)	258,073

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	1,111,526		(553,717)	557,809

		$5,166,127		$(2,886,203)	$2,279,924

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$556,627		$(555,922)	$705

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$404,566		$(1,139,264)	$(734,698)

*At December 31, 2016, the sector exposure of the CTA indices underlying the swap was:

Deutsche Bank total return swap, termination date March 29, 2019
Agricultural contracts	3%
Energy contracts	1%
Interest rate contracts	53%
Metals contracts	3%
Stock indices contracts	15%
Forward currency contracts	25%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	61%
Stock indices contracts	10%
Forward currency contracts	29%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended March 31, 2017 and 2016

		Three Months Ended	Three Months Ended
Type of Contract		March 31, 2017	March 31, 2016

Agriculturals contracts	Net gain (loss) from futures trading	$(646,957)	$(549,338)
Currencies contracts	Net gain (loss) from futures trading	(1,578,888)	(1,370,843)
Energy contracts	Net gain (loss) from futures trading	(3,111,188)	2,384,901
Interest rates contracts	Net gain (loss) from futures trading	(3,155,183)	15,437,452
Meats contracts	Net gain (loss) from futures trading	(7,808)	(248,074)
Metals contracts	Net gain (loss) from futures trading	55,883	(1,397,295)
Soft commodities contracts	Net gain (loss) from futures trading	377,913	(310,625)
Stock indices	Net gain (loss) from futures trading	9,078,242	2,007,210
Forward Currency Contracts	Net gain (loss) from forward trading	(545,656)	203,973
Swap Contracts	Net gain (loss) from swap trading	454,233	(3,061,813)

		$920,591	$13,095,548

Line Item in Consolidated Statement of Operations	Three Months Ended
	March 31, 2017	March 31, 2016

Net gain (loss) from futures trading
Realized	$2,661,434	$14,610,964
Change in unrealized	(1,649,420)	1,342,424
Total realized and change in unrealized net gain (loss) from futures trading	$1,012,014	$15,953,388

Net gain (loss) from forward trading
Realized	$(67,154)	$(116,827)
Change in unrealized	(478,502)	320,800
Total realized and change in unrealized net gain (loss) from forward trading	$(545,656)	$203,973

Net gain (loss) from swap trading
Change in unrealized	$454,233	$(3,061,813)
Total realized and change in unrealized net gain (loss) from swap trading	$454,233	$(3,061,813)

Total realized and change in unrealized net gain (loss) from futures, forward and swap trading	$920,591	$13,095,548

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition:

Offsetting of Derivative Assets

As of March 31, 2017

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$4,767,366	$(4,136,863)	$630,503
Forward contracts	482,736	(960,533)	(477,797)
Swap contracts	592,369	(872,833)	(280,464)
Total derivatives	$5,842,471	$(5,970,229)	$(127,758)

Offsetting of Derivative Liabilities

As of March 31, 2017

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$4,136,863	$(4,136,863)	$—
Forward contracts	960,533	(960,533)	—
Swap contracts	872,833	(872,833)	—
Total derivatives	$5,970,229	$(5,970,229)	$—

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of March 31, 2017

		Gross Amounts Not Offset in the Consolidated
		Statement of Financial Condition
	Net Amount of
	Unrealized Gain
	Presented in
	the Consolidated
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Deutsche Bank AG	$(280,464)	$—	$—	$(280,464)
SG Americas Securities, LLC	782,555	—	—	782,555
UBS AG	(451,343)	—	—	(451,343)
Wells Fargo Securities, LLC	(178,506)	—	—	(178,506)
Total	$(127,758)	$—	$—	$(127,758)

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through date of issuance.  Subsequent to March 31, 2017, there were contributions and redemptions totaling approximately $61,000 and $24,000, respectively.

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

Organization of Grant Park

Grant Park invests the assets of each class of Grant Park in various Trading Companies which (i) enter into advisory agreements with the independent commodity trading advisors retained by the general partner; (ii) enter into swap transactions or derivative instruments tied to the performance of certain reference traders; and/or (iii) allocate assets to Grant Park’s cash management trading company. The following is a list of the Trading Companies, for which Grant Park is the sole member and all of which were organized as Delaware limited liability companies:

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 9, LLC (“GP 9”)       GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)   GP 6, LLC (“GP 6”)   GP 11, LLC (“GP 11”)   GP 17, LLC (“GP 17”)

GP 4, LLC (“GP 4”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)   GP 18, LLC (“GP 18”)

There were no assets allocated to GP 3, GP 6, and GP 15 as of March 31, 2017.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors or through swap transactions based on reference programs of such advisors. Amplitude Capital International Limited, EMC Capital Advisors LLC, Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Revolution Capital Management LLC and Transtrend B.V. serve as Grant Park’s commodity trading advisors. Grant Park will obtain the equivalent of net profits or net losses generated by H2O AM LLP and Winton Capital Management Limited as reference traders through off-exchange swap transactions and will not allocate assets to H2O or Winton directly.  Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of March 31, 2017, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors to Amplitude, EMC, Lynx, Quantica, Rabar, RCM and Transtrend, and the swap transactions through which H2O and Winton are reference traders are similarly within this range.  No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor or reference trader. The general partner may terminate or replace the trading advisors or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors or reference traders for each class of Grant Park’s outstanding limited partnership units as of March 31, 2017:

	Amplitude	EMC	H2O*	Lynx	Quantica	Rabar	RCM	Transtrend	Winton*
Class A	X	X	X	X	X	X	X	X	X
Class B	X	X	X	X	X	X	X	X	X
Legacy 1	X	X	X	X	X	X	X	X	X
Legacy 2	X	X	X	X	X	X	X	X	X
Global 1	X	X	X	X	X	X	X	X	X
Global 2	X	X	X	X	X	X	X	X	X
Global 3	X	X	X	X	X	X	X	X	X

*Reference trader.

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three months ended March 31, 2017 and 2016, are set forth in the table below:

	Three Months Ended
	March 31,
	2017	2016
Total return – Class A Units	(1.03)%	4.12%
Total return – Class B Units	(1.19)%	3.95%
Total return – Legacy 1 Class Units	(0.45)%	4.65%
Total return – Legacy 2 Class Units	(0.51)%	4.59%
Total return – Global 1 Class Units	(0.40)%	5.08%
Total return – Global 2 Class Units	(0.46)%	5.09%
Total return – Global 3 Class Units	(0.89)%	4.69%

Grant Park’s total net asset value at March 31, 2017 was approximately $150.7 million, at December 31, 2016 was approximately $165.4 million, and at March 31, 2016 was approximately $209.1 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding the swap transactions, for the three months ended March 31, 2017 and 2016.

	% Gain (Loss)
	Three Months Ended
	March 31,
	2017	2016

Agriculturals	(0.4)%	(0.3)%
Currencies	(1.0)	(0.7)
Energy	(2.1)	1.1
Interest rates	(2.1)	7.4
Meats	—	(0.1)
Metals	—	(0.7)
Soft commodities	0.3	(0.1)
Stock indices	6.0	1.0
Forward Currency Contracts	(0.4)	0.1

Total	0.3%	7.7%

Three months ended March 31, 2017 compared to three months ended March 31, 2016

For the three months ended March 31, 2017, Grant Park had a negative return of approximately 1.0% for the Class A units, a negative return of approximately 1.2% for the Class B units, a negative return of approximately 0.5% for the Legacy 1 Class units, a negative return of approximately 0.5% for the Legacy 2 Class units, a negative return of approximately 0.4% for the Global 1 Class units, a negative return of approximately 0.5% for the Global 2 Class units, and a negative return of approximately 0.9% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 0.3% which were increased by gains of approximately 0.3% from swap transactions and increased by gains of approximately 0.2% from interest income. These trading profits were decreased by approximately 1.8% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2016, Grant Park had a positive return of approximately 4.1% for the Class A units, a positive return of approximately 4.0% for the Class B units, a positive return of approximately 4.7% for the Legacy 1 Class units, a positive return of approximately 4.6% for the Legacy 2 Class units, a positive return of approximately 5.1% for the Global 1 Class units, a positive return of approximately 5.1% for the Global 2 Class units, and a positive return of approximately 4.7% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading profits of approximately 7.7% which were decreased by losses of approximately 1.5% from swap transactions and increased by gains of approximately 0.2% from interest income. These trading profits were decreased by approximately 2.1% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three months ended March 31, 2017

Grant Park registered losses in the first quarter as losses in the energies, fixed income and currencies sectors were offset by gains in the equities sector.

For January, negative performance was driven by a combination of losses in fixed income and gains in the equity markets.  Grant Park’s positions in equities markets profited as global equities markets continued to rally, while fixed income markets remained under pressure as investors reacted to what may be the end to a 30-year bull market in bonds.  Within the fixed income sector, the bond market reversed direction as market expectations diverged on how quickly the Federal Reserve would raise interest rates. The 10-year U.S. Treasury yield rose, climbing above pre-election levels.  In Japan and the Eurozone, central banks decided to forgo short-term bond purchases to steepen the interest rate yield curve.  Global equity markets surged to begin the year, driven by expectations of additional fiscal stimulus, the hope for regulatory rollback, and for strong U.S. economic data.  The month ended with greater uncertainty about those factors as the initial policy initiatives of the Trump administration focused on trade and immigration.

February's performance was positive and was driven by gains across the financial sectors.  Grant Park’s positions in equities profited as investors remained optimistic about tax reform, economic policy, and generally positive economic indicators.  The markets view on interest rates evolved as economic data and comments from central bankers increased the likelihood of an interest rate hike in the near term.  Longer-maturity fixed income prices stabilized and the UK and German positions, in particular, gained value.  Grant Park’s long positions in the U.S. dollar produced gains as currency markets shifted back to a preference for the U.S. dollar.

Grant Park’s performance was negative in March because of losses in the fixed income and currency sectors.  Grant Park’s positions in equities, grains, and foods were profitable.  Longer-term government debt particularly in the Eurozone drove performance along with shifts in currency markets.  The markets view on currencies fluctuated with the majority of non-U.S. currencies appreciating against the dollar.  The euro and the British pound appreciated on early signs that the Brexit negotiating process may be a difficult one, with central bankers speaking out against the plan citing it as a key risk to the economy.  Grant Park’s long positions in the U.S. dollar produced losses, as did short positions in the euro.  Equities continued to rally with gains concentrated in more economically sensitive areas as traditionally higher risk portions of the equity landscape outperformed.

Key trading developments for Grant Park during the first three months of 2017 included the following:

January. Grant Park recorded losses during the month. Class A units were down 2.50%, Class B units were down 2.55%, Legacy 1 Class units were down 2.31%, Legacy 2 Class units were down 2.33%, Global 1 Class units were down 2.26%, Global 2 Class units were down 2.29% and Global 3 Class units were down 2.43%. The U.S. dollar weakened as markets consolidated after a strong year and the new U.S. administration advocated for a weaker U.S. dollar policy. The Australian and New Zealand dollars strengthened as markets sought to invest in countries with stable economies and political environments. The Japanese yen strengthened as Japan’s trade surplus exceeded estimates. Crude oil prices fell as inventories grew, despite output cuts from OPEC members. Natural gas and heating oil prices declined amid warmer weather. Global equity markets surged in the beginning of the month, driven by expectations of additional fiscal stimulus, the hope for regulatory rollback, and for strong U.S. economic data. They began to retreat during late‐month due to uncertainty about those factors as the Trump administration initially focused on trade and immigration policy initiatives. The bond market reversed direction as market expectations diverged about how quickly the Federal Reserve would raise interest rates. Prices on 10‐year U.S. Treasury notes and 30‐year U.S. Treasury bonds rose. In Japan and the Eurozone, central banks decided to forgo short‐term bond purchases to steepen the interest‐rate yield curve.  Grains prices rose due to adverse growing conditions in South America. Sugar prices rose on tightened supplies and downgrades to production expectations in India. Coffee prices rose after Brazil’s crop estimates were lowered. Cotton markets also rose on strong export sales. Precious metal prices rose following a retreat in U.S. stocks and weakness in the U.S. dollar. Base metal prices increased on rising demand and a weaker U.S. dollar.

February. Grant Park recorded gains during the month. Class A units were up 3.64%, Class B units were up 3.59%, Legacy 1 Class units were up 3.84%, Legacy 2 Class units were up 3.82%, Global 1 Class units were up 3.78%, Global 2 Class units were up 3.75% and Global 3 Class units were up 3.60%. The U.S. dollar strengthened on increased expectations the Federal Reserve will raise interest rates in March. The Canadian dollar weakened in reaction to that expectation and on the likelihood the Bank of Canada will leave interest rates unchanged.  The euro weakened amidst the uncertainty of the outcomes in the upcoming elections in France and Holland. Crude oil prices rose slightly as concerns about rising U.S. inventories partially offset the reported OPEC production cuts.  Natural gas prices declined as demand fell because of warmer-than-expected weather across the world. Global equity markets continued to rise. Domestically, stock indicies reached all-time highs on improving economic data and continued investor optimism about tax reform and economic policies.  The Dow Jones Industrial Index rallied for 11 straight days, its longest streak since 1987. Fixed income markets moved higher as the markets reacted to economic data and comments from U.S. central bankers which increased the likelihood of an interest rate hike by the Federal Reserve.  Longer-maturity fixed income prices stabilized and the U.K. and German positions, in particular, gained value. Corn prices rose after the USDA reported better export sales and increased concerns about global supplies.  Sugar prices fell on the combination of increased supplies and lower demand.  Coffee markets fell in reaction to an overabundance of supplies worldwide; the current surplus is the largest in six years. Precious metal prices rose on increased demand for safe-haven assets due to concerns about geopolitics and the ability of the U.S. government to enact a wide range of economy-growing policies.

 March. Grant Park recorded losses during the month. Class A units were down 2.06%, Class B units were down 2.11%, Legacy 1 Class units were down 1.87%, Legacy 2 Class units were down 1.89%, Global 1 Class units were down 1.80%, Global 2 Class units were down 1.81% and Global 3 Class units were down 1.96%. The U.S. dollar weakened as investors questioned whether failure to pass healthcare reform was an indication the U.S. government would be unable to pass market-friendly legislation.  The New Zealand dollar weakened after the Reserve Bank of New Zealand decided not to raise interest rates.  The British pound strengthened as the U.K. formally started the process of leaving the European Union. Crude oil prices declined, pressured by a rise in the U.S. oil-rig count and by uncertainty over whether OPEC will extend its production cuts into the second half of the year.  Natural gas prices rose 15% on decreasing inventories. U.S. equity markets were mixed on doubts whether the federal government will be able to enact economic plans for tax reform and fiscal stimulus.  European equity markets, led by bank stocks and automobile manufacturers, rose after Britain commenced proceedings to exit the European Union. Eurozone fixed income markets moved lower due to a widening differential between interest rate policies of the U.S. and Eurozone central banks. Soybean markets declined over seven percent after crop-planting reports indicated the likelihood of abundant future supplies.  Sugar prices fell 12% on expectations of a supply surplus, while cocoa prices rose over seven percent over concerns of reduced inventories. Precious metal prices declined in anticipation the Federal Reserve would raise interest rates.  Copper prices fell after supply-related concerns were relieved.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of March 31, 2017 and December 31, 2016 and the trading gains/losses by market category for the three months ended March 31, 2017 and the year ended December 31, 2016. All open position trading risk exposures of Grant Park, except for the swap transactions, have been included in calculating the figures set forth below. As of March 31, 2017, Grant Park’s net asset value was approximately $150.7 million. As of December 31, 2016, Grant Park’s net asset value was approximately $165.4 million.

	March 31, 2017
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.7%	6.0%
Currencies & Forward Currency Contracts	0.4	(1.4)
Energy	0.4	(2.1)
Agriculturals/softs/meats	0.2	(0.1)
Interest rates	0.2	(2.1)
Metals	0.2	-

Aggregate/Total	1.0%	0.3%

	December 31, 2016
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.8%	2.5%
Currencies & Forward Currency Contracts	0.6	(1.1)
Energy	0.3	(2.5)
Agriculturals/softs/meats	0.2	-
Interest rates	0.2	11.9
Metals	0.2	(1.4)

Aggregate/Total	1.2%	9.4%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of March 31, 2017, by market sector.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in G-7 countries as well as other jurisdictions including Australia, the Eurozone, Hong Kong, Malaysia, Mexico, Poland, Singapore, South Africa, Sweden, Taiwan, Thailand and Turkey.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of March 31, 2017, Grant Park was predominantly long equities in Australia, Canada, the Eurozone, Hong Kong, Japan, Malaysia, Mexico, Poland, Singapore, Taiwan, Thailand, Turkey, Sweden, the U.K. and the U.S. and short equities in South Africa.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of March 31, 2017, Grant Park was long the U.S. dollar against the euro, British pound, Canadian dollar, Japanese yen, and Swiss franc and was short the U.S. dollar against the Australian dollar, Mexican peso and the New Zealand dollar.

Energy

Grant Park’s primary energy market risk exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America.  As of March 31, 2017, in the energy market Grant Park had short exposure to Brent crude, carbon emission, crude oil, heating oil, gas oil, natural gas, new gasoline and NY harbor RBOB gas.

Agriculturals/Softs/Meats

Grant Park’s primary commodities risk exposure is driven by agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of March 31, 2017, in the grains markets, Grant Park had long exposure to cotton, feeder cattle, live cattle, lumber, oats and rubber and Grant Park had short exposure to canola (rapeseed), cocoa, coffee, corn, milk, red wheat, lean hogs, milling wheat, wheat, orange juice, rough rice, soybeans, soybean oil, soybean meal, white maize, sugar and sunflower seeds.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia and New Zealand.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of March 31, 2017, Grant Park was long interest rate instruments in the U.K., Canada, Germany, Japan and New Zealand and was short interest rate instruments in Australia, Switzerland, the Eurozone and the U.S.

Metals

Grant Park’s metals market risk exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel, palladium and zinc. As of March 31, 2017, in the precious metals sector Grant Park had long positions in gold, silver, palladium and platinum. In the base metals, Grant Park had long positions in aluminum, copper, lead, nicel, tin and zinc.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of March 31, 2017.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	None

Issuer Purchases of Equity Securities

(c)

The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended March 31, 2017.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)
	Unit		Unit		Unit		Unit		Unit		Unit		Unit

1/01/2017 through 1/31/2017	19.50	$1,057.17	2,148.52	$868.02	33.13	$829.73	0.00	$812.18	1,151.41	$819.82	39.40	$804.38	1,417.79	$701.89	4,809.75	(2)
2/01/2017 through 2/28/2017	266.99	$1,095.70	1,983.42	$899.17	4.80	$861.63	0.00	$843.22	1,848.76	$850.80	86.44	$834.54	1,879.43	$727.15	6,069.84	(2)
3/01/2017 through 3/31/2017	108.22	$1,073.14	2,776.11	$880.17	0.00	$845.51	52.19	$827.27	2,149.09	$835.50	262.72	$819.42	2,185.74	$712.93	7,534.07	(2)
Total	394.71	$1,087.61	6,908.05	$881.85	37.93	$833.77	52.19	$827.27	5,149.26	$837.49	388.56	$821.26	5,482.96	$714.95	18,413.66	(2)

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
101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: May 15, 2017	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)