Form 10-Q
period 2017-06-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2017-08-14
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED June 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Equity in brokers' trading accounts:
Cash	$37,842,149	$31,854,126
Net unrealized gain (loss) on open futures contracts	(3,675,458)	2,279,924
Net unrealized gain (loss) on open forward currency contracts	12,592	705
Net unrealized gain (loss) on open swap contracts	(597,878)	(734,698)
Total equity in brokers' trading accounts	33,581,405	33,400,057
Cash and cash equivalents	21,480,274	49,647,370
Securities owned, at fair value (cost $77,519,677 and $87,212,372, respectively)	77,787,124	87,511,963
Interest receivable, net	7,306	30,508
Total assets	$132,856,109	$170,589,898
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$635,897	$858,221
Accrued incentive fees	171,047	128,365
Organization and offering costs payable	31,828	41,026
Accrued operating expenses	27,628	35,530
Redemptions payable to limited partners	3,145,805	4,161,818
Total liabilities	4,012,205	5,224,960
Partners' Capital (Net Asset Value)
General Partner
Class A (307.34 units outstanding at both June 30, 2017 and December 31, 2016)	308,899	333,239
Legacy 1 Class (574.13 units outstanding at both June 30, 2017 and December 31, 2016)	457,269	487,634
Legacy 2 Class (263.13 units outstanding at both June 30, 2017 and December 31, 2016)	204,924	218,807
Global 1 Class (469.98 and 924.77 units outstanding at June 30, 2017 and December 31, 2016, respectively)	370,742	775,716
Global 2 Class (231.81 units outstanding at both June 30, 2017 and December 31, 2016 )	179,229	190,820

Limited Partners
Class A (7,571.10 and 8,520.61 units outstanding at June 30, 2017 and December 31, 2016, respectively)	7,609,386	9,238,467
Class B (97,151.14 and 111,286.78 units outstanding at June 30, 2017 and December 31, 2016, respectively)	79,954,022	99,127,541
Legacy 1 Class (894.15 and 942.38 units outstanding at June 30, 2017 and December 31, 2016, respectively)	712,154	800,410
Legacy 2 Class (248.64 and 300.83 units outstanding at June 30, 2017 and December 31, 2016, respectively)	193,642	250,158
Global 1 Class (32,621.12 and 39,439.76 units outstanding at June 30, 2017 and December 31, 2016, respectively)	25,733,279	33,082,784
Global 2 Class (1,757.85 and 2,264.59 units outstanding at June 30, 2017 and December 31, 2016, respectively)	1,359,150	1,864,195
Global 3 Class (17,560.59 and 26,405.78 units outstanding at June 30, 2017 and December 31, 2016, respectively)	11,761,208	18,995,167
Total partners' capital (net asset value)	128,843,904	165,364,938
Total liabilities and partners' capital (net asset value)	$132,856,109	$170,589,898

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

June 30, 2017

(Unaudited)

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$168,447	0.13%	$(324,778)	(0.25)%	$(156,331)	(0.12)%
Currencies	$391,381	0.30%	$(141,023)	(0.11)%	$250,358	0.19%
Energy	$27,463	0.02%	$(1,144,347)	(0.89)%	$(1,116,884)	(0.87)%
Interest rates	$(242,409)	(0.19)%	$30,333	0.02%	$(212,076)	(0.17)%
Meats	$28,984	0.02%	$—	—%	$28,984	0.02%
Metals	$31,543	0.02%	$11,215	0.01%	$42,758	0.03%
Soft commodities	$359	—%	$124,127	0.10%	$124,486	0.10%
Stock indices and single stock futures	$(295,366)	(0.23)%	$44,113	0.03%	$(251,253)	(0.20)%
Total U.S. Futures Positions	$110,402		$(1,400,360)		$(1,289,958)

Foreign Futures Positions:
Agriculturals	$(214)	—%	$3,503	—%	$3,289	—%
Currencies	$(690)	—%	$8,401	0.01%	$7,711	0.01%
Energy	$—	—%	$(2,630)	—%	$(2,630)	—%
Interest rates	$(1,142,515)	(0.89)%	$242,383	0.19%	$(900,132)	(0.70)%
Metals	$599,895	0.46%	$(878,334)	(0.68)%	$(278,439)	(0.22)%
Soft commodities	$1,930	—%	$569	—%	$2,499	—%
Stock indices	$(1,230,363)	(0.95)%	$12,565	0.01%	$(1,217,798)	(0.94)%
Total Foreign Futures Positions	$(1,771,957)		$(613,543)		$(2,385,500)
Total Futures Contracts	$(1,661,555)	(1.29)%	$(2,013,903)	(1.57)%	$(3,675,458)	(2.86)%

Forward Contracts *
Currencies	$237,146	0.18%	$(224,554)	(0.17)%	$12,592	0.01%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(1,932,199)	(1.50)%	$—	—%	$(1,932,199)	(1.50)%
Deutsche Bank total return swap, Termination date July 1, 2020	$1,334,321	1.04%	$—	—%	$1,334,321	1.04%
Total Swap Contracts	$(597,878)	(0.46)%	$—	—%	$(597,878)	(0.46)%

Total Futures, Forward and
Swap Contracts	$(2,022,287)	(1.57)%	$(2,238,457)	(1.74)%	$(4,260,744)	(3.31)%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2017

(Unaudited)

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$47,500,000	9/28/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$47,629,866	36.96%
$19,000,000	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	$19,067,300	14.80%
$2,500,000	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$2,512,825	1.95%
	Total U.S. Government-sponsored enterprises (cost $68,997,750)		$69,209,991	53.71%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,325,000	9/22/2017	American Express, 1.5%	$1,330,937	1.03%
$2,000,000	2/16/2018	American Honda Finance Co, 1.5%	$2,012,818	1.56%
$1,840,000	12/1/2017	AT&T Inc., 1.8%	$1,839,138	1.43%
$2,000,000	2/1/2018	Wells Fargo & Company, 1.7%	$2,094,345	1.63%
	Total U.S. Corporate bonds (cost $7,231,300)		$7,277,238	5.65%

U.S. Commercial paper

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,300,000	7/3/2017	Ford Motor Credit Corp, 1.5%	$1,299,895	1.01%
	Total U.S. Commercial paper (cost $1,290,627)		$1,299,895	1.01%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $77,519,677)	$77,787,124	60.37%

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

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$(1,061,213)	$(13,313)	$1,600,221	$14,597,651
Change in unrealized	(4,305,961)	5,940,971	(5,955,381)	7,283,395
Commissions	(518,951)	(737,125)	(1,102,263)	(1,554,840)
Net gains (losses) from futures trading	(5,886,125)	5,190,533	(5,457,423)	20,326,206

Net gain (loss) from forward trading
Realized	$(1,580,324)	$(267,066)	$(1,647,478)	$(383,893)
Change in unrealized	490,388	643,629	11,886	964,429
Commissions	(452)	(682)	(940)	(1,835)
Net gains (losses) from forward trading	(1,090,388)	375,881	(1,636,532)	578,701

Net gain (loss) from swap trading
Change in unrealized	$(317,413)	$(1,492,962)	$136,820	$(4,554,775)
Net gains (losses) from swap trading	(317,413)	(1,492,962)	136,820	(4,554,775)

Net trading gains (losses)	(7,293,926)	4,073,452	(6,957,135)	16,350,132

Net investment income (loss)
Income
Interest income	293,766	343,960	597,854	695,919
Expenses from operations
Brokerage charge	1,609,281	2,452,780	3,454,608	5,224,596
Incentive fees	177,335	336,402	313,556	599,140
Organizational and offering costs	101,966	146,016	218,190	306,793
Operating expenses	88,475	126,124	189,260	264,938
Total expenses	1,977,057	3,061,322	4,175,614	6,395,467
Net investment loss	$(1,683,291)	$(2,717,362)	$(3,577,760)	$(5,699,548)
Net income (loss)	$(8,977,217)	$1,356,090	$(10,534,895)	$10,650,584

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(68.08)	$7.90	$(79.19)	$52.91
General Partner & Limited Partner Class B Units	$(57.18)	$4.47	$(67.75)	$40.17
General Partner & Limited Partner Legacy 1 Class Units	$(49.05)	$10.68	$(52.89)	$49.63
General Partner & Limited Partner Legacy 2 Class Units	$(48.48)	$9.75	$(52.76)	$47.50
General Partner & Limited Partner Global 1 Class Units	$(46.65)	$14.32	$(49.97)	$55.84
General Partner & Limited Partner Global 2 Class Units	$(46.23)	$14.37	$(50.00)	$55.23
General Partner & Limited Partner Global 3 Class Units	$(43.18)	$9.46	$(49.61)	$42.95

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Six Months Ended June 30, 2017

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital,
December 31, 2016	307.34	$333,239	8,520.61	$9,238,467	—	$—	111,286.78	$99,127,541	574.13	$487,634	942.38	$800,410	263.13	$218,807	300.83	$250,158
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(949.51)	(1,014,570)	—	—	(14,135.64)	(12,241,456)	—	—	(48.23)	(39,828)	—	—	(52.19)	(43,175)
Net income (loss)	—	(24,340)	—	(614,511)	—	—	—	(6,932,063)	—	(30,365)	—	(48,428)	—	(13,883)	—	(13,341)
Partners’ capital,
June 30, 2017	307.34	$308,899	7,571.10	$7,609,386	—	$—	97,151.14	$79,954,022	574.13	$457,269	894.15	$712,154	263.13	$204,924	248.64	$193,642

Net asset value per unit at December 31, 2016		$1,084.25				$890.74				$849.35				$831.55

Net asset value per unit at June 30, 2017		$1,005.06				$822.99				$796.46				$778.79

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2016	924.77	$775,716	39,439.76	$33,082,784	231.81	$190,820	2,264.59	$1,864,195	—	$—	26,405.78	$18,995,167	$165,364,938
Contributions	—	—	3,182.32	2,645,925	—	—	—	—	—	—	95.03	68,925	2,714,850
Redemptions	(454.79)	(365,000)	(10,000.96)	(8,263,463)	—	—	(506.74)	(412,539)	—	—	(8,940.22)	(6,320,958)	(28,700,989)
Net income (loss)	—	(39,974)	—	(1,731,967)	—	(11,591)	—	(92,506)	—	—	—	(981,926)	(10,534,895)
Partners’ capital,
June 30, 2017	469.98	$370,742	32,621.12	$25,733,279	231.81	$179,229	1,757.85	$1,359,150	—	$—	17,560.59	$11,761,208	$128,843,904

Net asset value per unit at December 31, 2016		$838.82				$823.19				$719.36

Net asset value per unit at June 30, 2017		$788.85				$773.19				$669.75

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Six Months Ended June 30, 2016

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital,
December 31, 2015	307.34	$335,868	9,757.99	$10,663,559	—	$—	133,628.66	$120,817,860	1,025.00	$858,478	1,262.14	$1,057,091	263.13	$216,344	515.52	$423,853
Contributions	—	—	—	—	—	—	—	—	—	—	20.74	17,500	—	—	—	—
Redemptions	—	—	(1,049.20)	(1,176,651)	—	—	(12,073.15)	(11,319,894)	(450.87)	(400,000)	(279.66)	(244,686)	—	—	(61.56)	(52,938)
Net income (loss)	—	16,261	—	490,864	—	—	—	5,286,675	—	50,875	—	60,124	—	12,499	—	23,888
Partners’ capital,
June 30, 2016	307.34	$352,129	8,708.79	$9,977,772	—	$—	121,555.51	$114,784,641	574.13	$509,353	1,003.22	$890,029	263.13	$228,843	453.96	$394,803

Net asset value per unit at December 31, 2015		$1,092.80				$904.13				$837.54				$822.19

Net asset value per unit at June 30, 2016		$1,145.71				$944.30				$887.17				$869.69

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2015	1,372.89	$1,122,622	22,503.69	$18,401,384	1,329.58	$1,067,693	3,493.52	$2,805,404	—	$—	78,419.57	$55,964,683	$213,734,839
Contributions	—	—	6,412.74	5,423,257	—	—	—	—	—	—	-	—	5,440,757
Redemptions	—	—	(4,683.49)	(4,027,419)	(1,097.77)	(900,000)	(936.40)	(782,051)	—	—	(18,298.44)	(13,534,800)	(32,438,439)
Net income (loss)	—	76,673	—	1,371,541	—	31,256	—	171,324	—	—	—	3,058,604	10,650,584
Partners’ capital,
June 30, 2016	1,372.89	$1,199,295	24,232.94	$21,168,763	231.81	$198,949	2,557.12	$2,194,677	-	$—	60,121.13	$45,488,487	$197,387,741

Net asset value per unit at December 31, 2015		$817.71				$803.03				$713.66

Net asset value per unit at June 30, 2016		$873.55				$858.26				$756.61

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 9, LLC (“GP 9”)       GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)   GP 6, LLC (“GP 6”)   GP 11, LLC (“GP 11”)   GP 17, LLC (“GP 17”)

GP 4, LLC (“GP 4”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)   GP 18, LLC (“GP 18”)

There were no assets allocated to GP 3, GP 6 and GP 15 as of June 30, 2017 and December 31, 2016.

Additionally, GP Cash Management, LLC (“GP Cash Management”) was created as a Delaware limited liability company to collectively manage and invest excess cash not required to be held at clearing brokers. The excess cash is held in a separate account in the name of GP Cash Management, LLC and custodied at State Street Bank and Trust Company.    The members of GP Cash Management are the Trading Companies.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed.  As of June 30, 2017, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2013.

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At June 30, 2017 and December 31, 2016, all organization and offering costs incurred by the General Partner have been reimbursed.

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

Swap contracts: Certain Trading Companies of the Partnership strategically allocate a portion or all of their assets to total return swaps selected at the direction of the General Partner. A swap is a bilaterally negotiated agreement between two parties to exchange cash flows based upon an asset, rate or some other reference index. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of commodities or other investments representing a particular index.  Changes in the value of the swap agreement are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. Realized gains and losses from a decrease in the notional value of the swap are recognized on trade date. A liquidation payment received or made at the termination of the swap agreement will first be offset against the swap balance outstanding at the time the position is liquidated, with the remainder being recorded as a realized gain or loss in the consolidated statement of operations.  Through its Trading Companies the Partnership has entered into total return swaps with Deutsche Bank AG.  The Partnership maintains cash as collateral to secure its obligations under the swaps.  As of June 30, 2017 and December 31, 2016, the notional value of the swaps was $60,638,617 and the cash margin balance was $13,993,000 and $12,996,500, respectively.  The swaps were effective July 1, 2015 and April 5, 2016 and have a term of five years and three years, respectively.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the period ended June 30, 2017 and 2016, substantially all investments are carried at fair value and classified as Level 1 and Level 2 measurements, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

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

In January 2016, the FASB issued ASU 2016-01 Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Liabilities.  The amendments in this update affect all entities that hold financial assets or owe financial liabilities.  The guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017.  The Partnership does not expect the adoption of this pronouncement to have an impact on its consolidated financial statements.

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

The investments in total return swaps are reported at fair value based on daily price reporting from the swap counterparty which uses exchange prices to value most futures positions and the remaining positions are valued using proprietary pricing models of the counterparty. The Partnership’s swap transactions are a two-party contract entered into primarily to exchange the returns earned or realized on particular pre-determined investments or instruments. The gross returns to be exchanged or swapped between parties are calculated with respect to a notional amount. The total return

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

swaps have inputs which are transparent and can generally be corroborated by market data and therefore are classified within Level 2 of the fair value hierarchy.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$(3,675,458)	$—	$—	$(3,675,458)
Forward currency contracts	—	12,592	—	12,592
Swap contracts	—	(597,878)	—	(597,878)
Cash and cash equivalents
U.S. money market fund	3,464,931			3,464,931
Foreign commercial paper	—	—	—	—
U.S. commercial paper	—	18,016,945	—	18,016,945
Securities owned
U.S. commercial paper	—	1,299,895	—	1,299,895
U.S. Government-sponsored enterprises	—	69,209,991	—	69,209,991
U.S. corporate bonds	—	7,277,238	—	7,277,238
Total	$(210,527)	$95,218,783	$—	$95,008,256

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the three and six months ended June 30, 2017 and year ended December 31, 2016.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Note 3. Deposits with Brokers and Interbank Market Makers

The Partnership, through the Trading Companies, deposits assets with SG Americas Securities, LLC and Wells Fargo Securities, LLC subject to CFTC regulations and various exchange and broker requirements. Margin requirements may be satisfied by the deposit of U.S. Treasury bills, Government- sponsored enterprise securities and/or cash with such clearing brokers. The Partnership may earn interest income on its assets deposited with the clearing brokers.

The Partnership, through the Trading Companies, has entered into a relationship with Sociètè Gènèrale International Limited and UBS AG for the clearing of its OTC foreign currency transactions and with Deutsche Bank AG for its swap transactions.  The Partnership has entered into an International Swaps and Derivatives Association, Inc. master agreement with Deutsche Bank AG, Sociètè Gènèrale International Limited and UBS AG.  Margin requirements may be satisfied by the deposit of U.S. Treasury bills and/or cash with such interbank market makers or swap counterparties. The Partnership may earn interest income on its assets deposited with the interbank market makers.

Note 4. Commodity Trading Advisors and Reference Traders

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors or through swap transactions based on reference programs of such advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. The commodity trading advisors are Amplitude Capital International Limited (“Amplitude”), EMC Capital Advisors, LLC (“EMC”), Lynx Asset Management AB (“Lynx”), Quantica Capital AG (“Quantica”), Rabar Market Research, Inc. (“Rabar”), Revolution Capital Management, LLC (“RCM”) and Transtrend B.V. (“Transtrend”) (collectively, the “Advisors”). The Partnership will obtain the equivalent of net profits or net losses generated by H2O AM LLP (“H2O”) and Winton Capital Management Limited (“Winton”) as reference traders (“collectively, the “Reference Traders”) through off-exchange swap transactions and will not allocate assets to H2O or Winton directly.  The Advisors and Reference Traders are paid a consulting fee, either monthly or quarterly, directly or through swap transactions, ranging from 0.5 percent to 1 percent per annum of the Partnership’s month-end allocated net assets and a quarterly, semi-annual or annual incentive fee, directly or through swap transactions, ranging from 20 percent to 24.5 percent of the new trading profits on the allocated net assets of the Advisor or Reference Trader.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $1,609,281 and $3,454,608, respectively, for the three and six months ended June 30, 2017 and $2,452,780 and $5,224,596, respectively, for the three and six months ended June 30, 2016, are shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $101,966 and $218,190, respectively, for the three and six months ended June 30, 2017 and $146,016 and $306,793, respectively, for the three and six months ended June 30, 2016, are shown on the consolidated statement of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $88,475 and $189,260, respectively, for the three and six months ended June 30, 2017 and $126,124 and $264,938, respectively, for the three and six months ended June 30, 2016, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the general partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership.  The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period.  For the three and six months ended June 30, 2017, EMC was paid approximately $59,900 and $150,300, respectively, in consulting fees and $0 and $0, respectively, in incentive fees. For the three and six months ended June 30, 2016, EMC was paid approximately $118,600 and $258,900, respectively, in consulting fees and $0 and $40,800, respectively, in incentive fees.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

during the period and is not annualized. Individual limited partners’ ratios may vary from these ratios based on various factors, including but not limited to the timing of capital transactions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Total return – Class A Units	(6.34)%	0.69%	(7.30)%	4.84%
Total return – Class B Units	(6.50)%	0.48%	(7.61)%	4.44%
Total return – Legacy 1 Class Units	(5.80)%	1.22%	(6.23)%	5.93%
Total return – Legacy 2 Class Units	(5.86)%	1.13%	(6.34)%	5.78%
Total return – Global 1 Class Units	(5.58)%	1.67%	(5.96)%	6.83%
Total return – Global 2 Class Units	(5.64)%	1.70%	(6.07)%	6.88%
Total return – Global 3 Class Units	(6.06)%	1.27%	(6.90)%	6.02%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	5.14%	5.46%	5.18%	5.59%
Incentive fees (2)	0.13%	0.17%	0.21%	0.29%
Total expenses	5.27%	5.63%	5.39%	5.88%
Net investment loss (1) (3)	(4.30)%	(4.77)%	(4.38)%	(4.92)%

(1)	Annualized.
(2)	Not annualized.
(3)	Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and six months ended June 30, 2017 and 2016 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three and six months ended June 30, 2017 and 2016.

Class A Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,073.14	$1,137.81	$1,084.25	$1,092.80
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(54.73)	23.15	(51.95)	84.18
Expenses net of interest income*	(13.35)	(15.25)	(27.24)	(31.27)
Total income (loss) from operations	(68.08)	7.90	(79.19)	52.91
Net asset value per unit at end of period	$1,005.06	$1,145.71	$1,005.06	$1,145.71

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Class B Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$880.17	$939.83	$890.74	$904.13
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(44.77)	19.07	(42.49)	69.55
Expenses net of interest income*	(12.41)	(14.60)	(25.26)	(29.38)
Total income (loss) from operations	(57.18)	4.47	(67.75)	40.17
Net asset value per unit at end of period	$822.99	$944.30	$822.99	$944.30

Legacy 1 Class Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$845.51	$876.49	$849.35	$837.54
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(43.32)	18.32	(41.28)	65.35
Expenses net of interest income*	(5.73)	(7.64)	(11.61)	(15.72)
Total income (loss) from operations	(49.05)	10.68	(52.89)	49.63
Net asset value per unit at end of period	$796.46	$887.17	$796.46	$887.17

Legacy 2 Class Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$827.27	$859.94	$831.55	$822.19
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(42.39)	17.57	(40.30)	63.40
Expenses net of interest income*	(6.09)	(7.82)	(12.46)	(15.90)
Total income (loss) from operations	(48.48)	9.75	(52.76)	47.50
Net asset value per unit at end of period	$778.79	$869.69	$778.79	$869.69

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Global 1 Class Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$835.50	$859.23	$838.82	$817.71
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(42.05)	21.19	(40.61)	70.03
Expenses net of interest income*	(4.60)	(6.87)	(9.36)	(14.19)
Total income (loss) from operations	(46.65)	14.32	(49.97)	55.84
Net asset value per unit at end of period	$788.85	$873.55	$788.85	$873.55

Global 2 Class Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$819.42	$843.89	$823.19	$803.03
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(41.32)	20.36	(39.95)	68.37
Expenses net of interest income*	(4.91)	(5.99)	(10.05)	(13.14)
Total income (loss) from operations	(46.23)	14.37	(50.00)	55.23
Net asset value per unit at end of period	$773.19	$858.26	$773.19	$858.26

Global 3 Class Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$712.93	$747.15	$719.36	$713.66
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(35.76)	17.95	(34.72)	60.44
Expenses net of interest income*	(7.42)	(8.49)	(14.89)	(17.49)
Total income (loss) from operations	(43.18)	9.46	(49.61)	42.95
Net asset value per unit at end of period	$669.75	$756.61	$669.75	$756.61

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

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value.  The cash deposited with the FCMs, interbank market makers and swap counterparties at June 30, 2017 and December 31, 2016 was $37,842,149 and $31,854,126, respectively, which was 29.37% and 19.26% of the net asset value, respectively.

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

For the three and six months ended June 30, 2017, the monthly average futures contracts bought and sold was approximately 40,945 and 43,424, respectively, and the monthly average forward contracts bought and sold was approximately 672 and 554, respectively.  For the three and six months ended June 30, 2016, the monthly average futures contracts bought and sold was approximately 56,367 and 54,775, respectively, and the monthly average forward contracts bought and sold was approximately 1,034 and 767, respectively.  The following tables summarize the quantitative information required by FASB ASC 815:

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Fair Values of Derivative Instruments at June 30, 2017 and December 31, 2016

	Consolidated	Asset		Liability
	Statements of Financial	Derivatives		Derivatives
	Condition Location	6/30/2017		6/30/2017	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$215,135		$(368,177)	$(153,042)

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	604,876		(346,807)	258,069

Energy contracts	Net Unrealized gain (loss) on open futures contracts	118,580		(1,238,094)	(1,119,514)
			.
Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	381,718		(1,493,926)	(1,112,208)

Meats contracts	Net Unrealized gain (loss) on open futures contracts	132,315		(103,331)	28,984

Metals contracts	Net Unrealized gain (loss) on open futures contracts	798,197		(1,033,878)	(235,681)

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	315,493		(188,508)	126,985

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	309,564		(1,778,615)	(1,469,051)

		$2,875,878		$(6,551,336)	$(3,675,458)

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$513,504		$(500,912)	$12,592

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$1,334,321		$(1,932,199)	$(597,878)

*At June 30, 2017, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date March 29, 2019
Agricultural contracts	4%
Energy contracts	1%
Interest rate contracts	53%
Metals contracts	2%
Stock indices contracts	20%
Forward currency contracts	20%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	45%
Stock indices contracts	14%
Forward currency contracts	41%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Consolidated	Asset		Liability
	Statements of Financial	Derivatives		Derivatives
	Condition Location	12/31/2016		12/31/2016	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$121,013		$(261,721)	$(140,708)

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	763,565		(345,781)	417,784

Energy contracts	Net Unrealized gain (loss) on open futures contracts	562,341		(18,461)	543,880
			.
Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	578,244		(326,726)	251,518

Meats contracts	Net Unrealized gain (loss) on open futures contracts	79,821		(10,487)	69,334

Metals contracts	Net Unrealized gain (loss) on open futures contracts	1,604,965		(1,282,731)	322,234

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	344,652		(86,579)	258,073

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	1,111,526		(553,717)	557,809

		$5,166,127		$(2,886,203)	$2,279,924

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$556,627		$(555,922)	$705

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$404,566		$(1,139,264)	$(734,698)

*At December 31, 2016, the sector exposure of the CTA indices underlying the swap was:

Deutsche Bank total return swap, termination date March 29, 2019
Agricultural contracts	3%
Energy contracts	1%
Interest rate contracts	53%
Metals contracts	3%
Stock indices contracts	15%
Forward currency contracts	25%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	61%
Stock indices contracts	10%
Forward currency contracts	29%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2017 and 2016

		Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Type of Contract		June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Agriculturals contracts	Net gain (loss) from futures trading	$(431,417)	$2,599,202	$(1,078,374)	$2,049,864
Currencies contracts	Net gain (loss) from futures trading	(1,517,163)	(69,920)	(3,096,051)	(1,440,763)
Energy contracts	Net gain (loss) from futures trading	(3,497,178)	268,951	(6,608,366)	2,653,852
Interest rates contracts	Net gain (loss) from futures trading	(2,965,744)	8,790,630	(6,120,927)	24,228,082
Meats contracts	Net gain (loss) from futures trading	725,240	(173,044)	717,432	(421,118)
Metals contracts	Net gain (loss) from futures trading	(2,662,819)	(883,289)	(2,606,936)	(2,280,584)
Soft commodities contracts	Net gain (loss) from futures trading	789,747	(691,314)	1,167,660	(1,001,939)
Stock indices	Net gain (loss) from futures trading	4,192,160	(3,913,558)	13,270,402	(1,906,348)
Forward Currency Contracts	Net gain (loss) from forward trading	(1,089,936)	376,563	(1,635,592)	580,536
Swap Contracts	Net gain (loss) from swap trading	(317,413)	(1,492,962)	136,820	(4,554,775)

		$(6,774,523)	$4,811,259	$(5,853,932)	$17,906,807

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Line Item in Consolidated Statement of Operations	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net gain (loss) from futures trading
Realized	$(1,061,213)	$(13,313)	$1,600,221	$14,597,651
Change in unrealized	(4,305,961)	5,940,971	(5,955,381)	7,283,395
Total realized and change in unrealized net gain (loss) from futures trading	$(5,367,174)	$5,927,658	$(4,355,160)	$21,881,046

Net gain (loss) from forward trading
Realized	$(1,580,324)	$(267,066)	$(1,647,478)	$(383,893)
Change in unrealized	490,388	643,629	11,886	964,429
Total realized and change in unrealized net gain (loss) from forward trading	$(1,089,936)	$376,563	$(1,635,592)	$580,536

Net gain (loss) from swap trading
Change in unrealized	$(317,413)	$(1,492,962)	$136,820	$(4,554,775)
Total realized and change in unrealized net gain (loss) from swap trading	$(317,413)	$(1,492,962)	$136,820	$(4,554,775)

Total realized and change in unrealized net gain (loss) from futures, forward and swap trading	$(6,774,523)	$4,811,259	$(5,853,932)	$17,906,807

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition:

Offsetting of Derivative Assets

As of June 30, 2017

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$2,875,878	$(6,551,336)	$(3,675,458)
Forward contracts	513,504	(500,912)	12,592
Swap contracts	1,334,321	(1,932,199)	(597,878)
Total derivatives	$4,723,703	$(8,984,447)	$(4,260,744)

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Offsetting of Derivative Liabilities

As of June 30, 2017

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$6,551,336	$(6,551,336)	$—
Forward contracts	500,912	(500,912)	—
Swap contracts	1,932,199	(1,932,199)	—
Total derivatives	$8,984,447	$(8,984,447)	$—

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of June 30, 2017

		Gross Amounts Not Offset in the Consolidated
		Statement of Financial Condition
	Net Amount of
	Unrealized Gain
	Presented in
	the Consolidated
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Deutsche Bank AG	$(597,878)	$—	$—	$(597,878)
SG Americas Securities, LLC	(1,242,103)	—	—	(1,242,103)
UBS AG	11,419	—	—	11,419
Wells Fargo Securities, LLC	(2,432,182)	—	—	(2,432,182)
Total	$(4,260,744)	$—	$—	$(4,260,744)

Offsetting of Derivative Assets

As of December 31, 2016

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$5,166,127	$(2,886,203)	$2,279,924
Forward contracts	556,627	(555,922)	705
Swap contracts	404,566	(1,139,264)	(734,698)
Total derivatives	$6,127,320	$(4,581,389)	$1,545,931

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

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through date of issuance.  Subsequent to June 30, 2017, there were contributions and redemptions totaling approximately $1,705,000 and $1,705,000, respectively.

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 9, LLC (“GP 9”)       GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)   GP 6, LLC (“GP 6”)   GP 11, LLC (“GP 11”)   GP 17, LLC (“GP 17”)

GP 4, LLC (“GP 4”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)   GP 18, LLC (“GP 18”)

There were no assets allocated to GP 3, GP 6, and GP 15 as of June 30, 2017.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors or through swap transactions based on reference programs of certain reference traders. Amplitude Capital International Limited, EMC Capital Advisors LLC, Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Revolution Capital Management LLC and Transtrend B.V. serve as Grant Park’s commodity trading advisors. Grant Park obtains the equivalent of net profits or net losses generated by H2O AM LLP and Winton Capital Management Limited as reference traders through off-exchange swap transactions and does not allocate assets to H2O or Winton directly.  Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of June 30, 2017, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors to Amplitude, EMC, Lynx, Quantica, Rabar, RCM and Transtrend, and the swap transactions through which H2O and Winton are reference traders are similarly within this range.  No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor or reference trader. The general partner may terminate or replace the trading advisors and/or enter into swap transactions related to the performance of reference traders or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors or reference traders for each class of Grant Park’s outstanding limited partnership units as of June 30, 2017:

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

Critical Accounting Policies

Grant Park’s most significant accounting policy is the valuation of its assets invested in U.S. and international futures and forward contracts, options contracts, swap transactions, other interests in commodities, mutual funds and fixed income products. The majority of these investments are exchange-traded contracts, valued based upon exchange settlement prices. The remainder of its investments are non-exchange-traded contracts with valuation of those investments based on quoted forward spot prices, swap transactions with the valuation based on daily price reporting from the swap counterparty, and fixed income products, including securities of U.S. Government-sponsored enterprises, corporate bonds and commercial paper, which are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market. With the valuation of the investments easily obtained, there is little or no judgment or uncertainty involved in the valuation of investments, and accordingly, it is unlikely that materially different amounts would be reported under different conditions using different but reasonably plausible assumptions.

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and six months ended June 30, 2017 and 2016, are set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total return – Class A Units	(6.34)%	0.69%	(7.30)%	4.84%
Total return – Class B Units	(6.50)%	0.48%	(7.61)%	4.44%
Total return – Legacy 1 Class Units	(5.80)%	1.22%	(6.23)%	5.93%
Total return – Legacy 2 Class Units	(5.86)%	1.13%	(6.34)%	5.78%
Total return – Global 1 Class Units	(5.58)%	1.67%	(5.96)%	6.83%
Total return – Global 2 Class Units	(5.64)%	1.70%	(6.07)%	6.88%
Total return – Global 3 Class Units	(6.06)%	1.27%	(6.90)%	6.02%

Grant Park’s total net asset value at June 30, 2017 was approximately $128.8 million, at December 31, 2016 was approximately $165.4 million, and at June 30, 2016 was approximately $197.4 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding the swap transactions, for the three and six months ended June 30, 2017 and 2016.

	% Gain (Loss)		% Gain (Loss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Agriculturals	(0.3)%	1.3%	(0.8)%	1.0%
Currencies	(1.2)	—	(2.4)	(0.7)
Energy	(2.7)	0.1	(5.1)	1.3
Interest rates	(2.3)	4.5	(4.8)	12.3
Meats	0.6	(0.1)	0.6	(0.2)
Metals	(2.1)	(0.4)	(2.0)	(1.2)
Soft commodities	0.6	(0.4)	0.9	(0.5)
Stock indices	3.3	(2.0)	10.3	(1.0)
Forward Currency Contracts	(0.9)	0.2	(1.3)	0.3

Total	(5.0)%	3.2%	(4.6)%	11.3%

Three months ended June 30, 2017 compared to three months ended June 30, 2016

For the three months ended June 30, 2017, Grant Park had a negative return of approximately 6.3% for the Class A units, a negative return of approximately 6.5% for the Class B units, a negative return of approximately 5.8% for the Legacy 1 Class units, a negative return of approximately 5.9% for the Legacy 2 Class units, a negative return of approximately 5.6% for the Global 1 Class units, a negative return of approximately 5.6% for the Global 2 Class units, and a negative return of approximately 6.1% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 5.0% which were increased by losses of approximately 0.3% from swap transactions and decreased by gains of approximately 0.2% from interest income. These trading losses were increased by approximately 1.2% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.  For the same period in 2016, Grant Park had a positive return of approximately 0.7% for the Class A units, a positive return of approximately 0.5% for the Class B units, a positive return of approximately 1.2% for the Legacy 1 Class units, a positive return of approximately 1.1% for the Legacy 2 Class units, a positive return of approximately 1.7% for the Global 1 Class units, a positive return of approximately 1.7% for the Global 2 Class units, and a positive return of approximately 1.3% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading profits of approximately 3.2% which were decreased by losses of approximately 0.8% from swap transactions and increased by gains of approximately 0.2% from interest income. These trading profits were decreased by approximately 1.8% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

For the six months ended June 30, 2017, Grant Park had a negative return of approximately 7.3% for the Class A units, a negative return of approximately 7.6% for the Class B units, a negative return of approximately 6.2% for the Legacy 1 Class units, a negative return of approximately 6.3% for the Legacy 2 Class units, a negative return of approximately 6.0% for the Global 1 Class units, a negative return of approximately 6.1% for the Global 2 Class units, and a negative return of approximately 6.9% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 4.6% which were decreased by gains of approximately 0.1% from swap transactions and decreased by gains of approximately 0.5% from interest income. These trading losses were increased by approximately 2.9% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2016, Grant Park had a positive return of approximately 4.8% for the Class A units, a positive return of approximately 4.4% for the Class B units, a positive return of approximately 5.9% for the Legacy 1 Class units, a positive return of approximately 5.8% for the Legacy 2 Class units, a positive return of approximately 6.8% for the Global 1 Class units, a positive return of approximately 6.9% for the Global 2 Class units, and a positive return of approximately 6.0% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading profits of approximately 11.3% which were decreased by losses of approximately 2.3% from swap transactions and increased by gains of approximately 0.4% from interest income. These trading profits were decreased by approximately 4.3% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three and Six months ended June 30, 2017

Grant Park registered losses in the second quarter as losses in the energy, metals, fixed income and currencies sectors were offset by gains in the equities sector.

For April, negative performance was due to losses in the currencies and energy markets. Equities, foods, and soft commodities were positive and partially offset portfolio losses. Grant Park’s short positions in the euro and British pound produced losses as the uncertain outcome of elections in France and the ongoing Brexit activities in the U.K increased volatility and caused prices to spike across markets. The British pound and euro both pushed higher after a surprise call for early elections in the UK. Energy prices headed lower as high inventories and U.S production increases outweighed the effect of OPEC production curbs. Grant Park entered the month long crude oil but reversed to short positions as prices moved against the portfolio. Long positions in live and feeder cattle benefitted as prices rose to one-year highs due to significant, increased demand. Long positions in the equities sector profited, particularly the Hang Seng and Nasdaq.

May's performance was negative and was driven by losses in the energy and metals sectors. Gas Oil and RBOB gasoline rallied against the fund’s short positions in reaction to OPEC’s decision to continue production cuts at the end of the month. Grant Park's long positions in precious metals lost value due to a price reversal in silver. Long positions in the equities markets benefitted as equity markets rose due to positive global economic growth reports, despite acts of global terrorism, continued reports of potential Russian interference in the U.S. elections, and rising Chinese debt.

Grant Park’s performance was negative in June mainly because of losses in the fixed income sector. Central bankers in the U.S. and Europe indicated their commitment to normalizing monetary policy, raising interest rates and reducing accommodative policies; these announcements near month end created a strong downward bias in the global stock indices and interest rates markets which moved against Grant Park’s long exposure. Long positions in the equities sector added to losses as global equities were led by declines in the Eurozone and in the NASDAQ. European indices were lower following statements by the European Central Bank and Bank of England indicating they were closer to changing monetary policy stances than was previously expected. Grant Park's long positions in precious metals lost value and were liquidated.

Key trading developments for Grant Park during the first six months of 2017 included the following:

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

April. Grant Park recorded losses during the month. Class A units were down 1.69%, Class B units were down 1.74%, Legacy 1 Class units were down 1.50%, Legacy 2 Class units were down 1.52%, Global 1 Class units were down 1.44%, Global 2 Class units were down 1.46% and Global 3 Class units were down 1.61%. The British pound and euro both strengthened after a surprise call for early elections in the U.K.  The Canadian dollar weakened on declining oil prices.  The Australian dollar fell after the release of weaker-than-expected inflation numbers.  The U.S. dollar weakened as markets digested the potential policies of the Trump administration. Crude oil prices declined as large inventories and increased U.S production outweighed the OPEC production curbs.  Natural gas prices rose as storage supplies were in line with expectations and shifting weather forecasts increased demand expectations. Global equity markets rose due to strong U.S. earnings announcements, on expectations for domestic tax reforms, and following the French election results.  Global fixed income markets moved higher after the European Central Bank announced it would hold rates steady.  Shifting expectations on inflation impacted the bond markets, where skepticism increased about whether the U.S. administration will deliver on pledges for major tax reform and infrastructure spending. Live cattle prices rose 15% to a one-year high due to increased demand.  Sugar markets fell on abundant supplies and on speculation India – the largest sugar consumer – would no longer need to import the commodity.  Coffee prices declined as supplies improved.  Cocoa markets declined almost 12% due to sluggish demand and a global surplus.  Corn and wheat markets moved lower on expectations of increased supplies. Gold prices rose as continued geopolitical tensions boosted demand for the safe-haven asset.  Silver prices declined as the multi-year slowdown in commercial applications continued.  Copper and base metals markets declined on decreasing demand.

May. Grant Park recorded losses during the month. Class A units were down 0.64%, Class B units were down 0.69%, Legacy 1 Class units were down 0.45%, Legacy 2 Class units were down 0.47%, Global 1 Class units were down 0.39%, Global 2 Class units were down 0.41% and Global 3 Class units were down 0.56%. The U.S. dollar weakened amid concerns about on-going investigations of Russian tampering in the U.S. elections, on weak U.S. housing data and on uncertainty about the direction of U.S. economic policy.  The euro strengthened on an improved outlook for the euro zone economy, as well as on expectations the European Central Bank will begin to reduce its quantitative-easing programs.  The New Zealand dollar strengthened on a favorable economic outlook. Crude oil prices declined due to concerns about elevated global supplies.  Natural gas prices declined as forecasts for mild weather pointed to reduced demand. Global equity markets rose on positive economic growth reports, despite acts of global terrorism, continued reports of potential Russian interference in the U.S. elections, and rising Chinese debt. Global fixed income prices rose as the markets adapted to the Federal Reserve’s commitment to raising interest rates and to normalizing monetary policy. Wheat and corn prices moved higher on concerns the weather may damage upcoming crops.  Sugar markets declined over seven percent on expectations of a supply surplus.  Lean hog prices rose over 20% due to strong demand ahead of the summer holidays.  Cocoa prices rose over 11% amid signs of tighter supplies in the Ivory Coast, the world’s top grower.  Soybean markets declined on concerns about weak markets in China, the top importer, and on record production from South America. Precious metals markets moved higher as geopolitical fears about key European countries increased demand for safe haven assets.  Copper markets moved lower on weak demand.

June. Grant Park recorded losses during the month. Class A units were down 4.12%, Class B units were down 4.18%, Legacy 1 Class units were down 3.94%, Legacy 2 Class units were down 3.96%, Global 1 Class units were down 3.83%, Global 2 Class units were down 3.85% and Global 3 Class units were down 3.99%. Crude oil prices declined due to rising inventories despite ongoing efforts by major producing countries to cut output and to reduce a global glut.  Natural gas and heating oil declined due to mild weather and rising natural gas inventories. Wheat prices rose 19% on concerns the worsening drought in the Dakotas has damaged the crop.  Sugar markets declined eight percent on continued expectations of a supply surplus.  Favorable weather in the growing regions for cocoa and coffee caused prices to fall in anticipation of abundant harvest.  Lean hog prices increased over 10% ahead of the July 4th holiday. Precious metals markets moved lower, pressured by rising interest rates.  Yields rose after several central bankers joined the U.S. Federal Reserve in suggesting the need for monetary policy tightening.  Copper prices rose on a weaker dollar and on expectations of stronger demand from China. The U.S. dollar weakened following softer-than-expected U.S. economic data and anticipation the Federal Reserve’s commitment on the timing of an expected rate hike.  The Australian and New Zealand dollars each strengthened in reaction to the increased likelihood of interest rate increases in the near term.  The Canadian dollar strengthened after the Bank of Canada hinted at an interest rate increase as early as next month. U.S. and Asian equity markets rose amid signs emerge companies are increasing their profitability, that U.S. consumers are more confident about their finances and on the sense other global economies, particularly in Europe, are stable.  European equity markets moved lower mainly due to declining oil prices and their effect on energy stocks. Global fixed income prices declined after hawkish comments from central banks led to expectations of upcoming interest rate hikes.

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

Grant Park maintains a portion of its assets at its clearing brokers as well as at Lake Forest Bank & Trust Company. These assets, which may range from 5% to 35% of Grant Park’s value, are held in cash, U.S. Treasury securities and/or securities of Government-sponsored enterprises. The balance of Grant Park’s assets, which range from 65% to 95%, are invested in investment grade money market instruments purchased and managed by Middleton Dickinson Capital Management, LLC which are held in a separate account in the name of GP Cash Management, LLC and custodied at State Street Bank and Trust Company or are invested in mutual funds. Violent fluctuations in prevailing interest rates or changes in other economic conditions could cause mark-to-market losses on Grant Park’s cash management income.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of June 30, 2017 and December 31, 2016 and the trading gains/losses by market category for the six months ended June 30, 2017 and the year ended December 31, 2016. All open position trading risk exposures of Grant Park, except for the swap transactions, have been included in calculating the figures set forth below. As of June 30, 2017, Grant Park’s net asset value was approximately $128.8 million. As of December 31, 2016, Grant Park’s net asset value was approximately $165.4 million.

	June 30, 2017
Market Sector	Value at Risk*	Trading Gain/(Loss)

Energy	0.6%	(5.1)%
Stock indices	0.5	10.3
Interest rates	0.3	(4.8)
Currencies & Forward Currency Contracts	0.2	(3.7)
Agriculturals/softs/meats	0.2	0.7
Metals	0.1	(2.0)

Aggregate/Total	0.9%	(4.6)%

	December 31, 2016
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.8%	2.5%
Currencies & Forward Currency Contracts	0.6	(1.1)
Energy	0.3	(2.5)
Agriculturals/softs/meats	0.2	-
Interest rates	0.2	11.9
Metals	0.2	(1.4)

Aggregate/Total	1.2%	9.4%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of June 30, 2017, by market sector.

Energy

Grant Park’s primary energy market risk exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America.  As of June 30, 2017, in the energy market Grant Park had short exposure to Brent crude, crude oil, heating oil, gas oil, natural gas, new gasoline and NY harbor RBOB gas and nominal long exposures to carbon emission and coal.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in G-7 countries as well as other jurisdictions including Australia, the Eurozone, Hong Kong, Malaysia, Mexico, Poland, Singapore, South Africa, Sweden, Taiwan, Thailand and Turkey.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of June 30, 2017, Grant Park was predominantly long equities in Australia, Canada, the Eurozone, Hong Kong, Japan, Malaysia, Mexico, Poland, Singapore, Taiwan, Thailand, Turkey, Sweden, the U.K. and the U.S. and short equities in South Africa.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia and New Zealand.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of June 30, 2017, Grant Park was long interest rate instruments in the U.K., Germany, New Zealand, the Eurozone, and the U.S. and was short interest rate instruments in Japan, Australia, and Switzerland.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of June 30, 2017, Grant Park was long the U.S. dollar against the British pound, Canadian dollar, Japanese yen, and Swiss franc and was short the U.S. dollar against the Australian dollar, euro, Mexican peso and the New Zealand dollar.

Agriculturals/Softs/Meats

Grant Park’s primary commodities risk exposure is driven by agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of June 30, 2017, in the grains markets, Grant Park had long exposure to feeder cattle, live cattle, lean hogs, oats, rough rice and wheat and Grant Park had short exposure to canola (rapeseed), cocoa, coffee, corn, milk, milling wheat, orange juice, soybeans, soybean oil, soybean meal, white maize, sugar and sunflower seeds.

Metals

Grant Park’s metals market risk exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel, palladium and zinc. As of June 30, 2017, in the metals sector Grant Park had long positions in gold, aluminum, copper, lead, and palladium, and was short silver and platinum.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of June 30, 2017.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	None

Issuer Purchases of Equity Securities

(c)

The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended June 30, 2017.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)
	Unit		Unit		Unit		Unit		Unit		Unit		Unit

4/01/2017 through 4/30/2017	548.20	$1,055.02	2,023.11	$864.84	0.00	$832.84	0.00	$814.71	2,306.78	$823.44	59.90	$807.43	1,241.06	$701.46	6,179.05	(2)
5/01/2017 through 5/31/2017	6.60	$1,048.29	3,254.54	$858.86	0.00	$829.12	0.00	$810.90	1,599.42	$820.24	0.00	$804.12	721.54	$697.56	5,582.10	(2)
6/01/2017 through 6/30/2017	0.00	$1,005.06	1,949.94	$822.99	10.30	$796.46	0.00	$778.79	1,400.29	$788.85	58.28	$773.19	1,494.66	$669.75	4,913.47	(2)
Total	554.80	$1,054.94	7,227.59	$850.86	10.30	$796.46	0.00	$0.00	5,306.49	$813.35	118.18	$790.54	3,457.26	$686.94	16,674.62	(2)

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
101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: August 14, 2017	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)