Form 10-Q
period 2017-09-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2017-11-14
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED September 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Equity in brokers' trading accounts:
Cash	$35,435,737	$31,854,126
Net unrealized gain (loss) on open futures contracts	297,253	2,279,924
Net unrealized gain (loss) on open forward currency contracts	(514,397)	705
Net unrealized gain (loss) on open swap contracts	(137,441)	(734,698)
Total equity in brokers' trading accounts	35,081,152	33,400,057
Cash and cash equivalents	4,209,775	49,647,370
Securities owned, at fair value (cost $82,163,255 and $87,212,372, respectively)	82,280,025	87,511,963
Interest and other receivable, net	164,705	30,508
Total assets	$121,735,657	$170,589,898
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$584,478	$858,221
Accrued incentive fees	881	128,365
Organization and offering costs payable	29,134	41,026
Accrued operating expenses	25,339	35,530
Redemptions payable to limited partners	2,876,088	4,161,818
Total liabilities	3,515,920	5,224,960
Partners' Capital (Net Asset Value)
General Partner
Class A (307.34 units outstanding at both September 30, 2017 and December 31, 2016)	305,557	333,239
Legacy 1 Class (574.13 units outstanding at both September 30, 2017 and December 31, 2016)	454,941	487,634
Legacy 2 Class (263.13 units outstanding at both September 30, 2017 and December 31, 2016)	203,753	218,807
Global 1 Class (469.97 and 924.77 units outstanding at September 30, 2017 and December 31, 2016, respectively)	369,388	775,716
Global 2 Class (231.81 units outstanding at both September 30, 2017 and December 31, 2016 )	178,462	190,820

Limited Partners
Class A (7,330.04 and 8,520.61 units outstanding at September 30, 2017 and December 31, 2016, respectively)	7,287,377	9,238,467
Class B (91,417.12 and 111,286.78 units outstanding at September 30, 2017 and December 31, 2016, respectively)	74,299,358	99,127,541
Legacy 1 Class (867.54 and 942.38 units outstanding at September 30, 2017 and December 31, 2016, respectively)	687,443	800,410
Legacy 2 Class (219.09 and 300.83 units outstanding at September 30, 2017 and December 31, 2016, respectively)	169,651	250,158
Global 1 Class (33,064.25 and 39,439.76 units outstanding at September 30, 2017 and December 31, 2016, respectively)	25,987,608	33,082,784
Global 2 Class (1,520.99 and 2,264.59 units outstanding at September 30, 2017 and December 31, 2016, respectively)	1,170,990	1,864,195
Global 3 Class (10,701.23 and 26,405.78 units outstanding at September 30, 2017 and December 31, 2016, respectively)	7,105,209	18,995,167
Total partners' capital (net asset value)	118,219,737	165,364,938
Total liabilities and partners' capital (net asset value)	$121,735,657	$170,589,898

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

September 30, 2017

(Unaudited)

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(36,881)	(0.03)%	$(36,488)	(0.03)%	$(73,369)	(0.06)%
Currencies	$(461,712)	(0.39)%	$16,739	0.01%	$(444,973)	(0.38)%
Energy	$78,901	0.07%	$(54,744)	(0.05)%	$24,157	0.02%
Interest rates	$(348,149)	(0.29)%	$117,530	0.10%	$(230,619)	(0.20)%
Meats	$(1,905)	—%	$(6,441)	(0.01)%	$(8,346)	(0.01)%
Metals	$(468,715)	(0.40)%	$7,715	0.01%	$(461,000)	(0.39)%
Soft commodities	$8,958	0.01%	$139,233	0.12%	$148,191	0.13%
Stock indices and single stock futures	$697,804	0.59%	$(173,697)	(0.15)%	$524,107	0.44%
Total U.S. Futures Positions	$(531,699)		$9,847		$(521,852)

Foreign Futures Positions:
Agriculturals	$(4,799)	—%	$2,439	—%	$(2,360)	—%
Currencies	$103	—%	$2,274	—%	$2,377	—%
Energy	$3,578	—%	$—	—%	$3,578	—%
Interest rates	$(536,343)	(0.45)%	$301,687	0.26%	$(234,656)	(0.20)%
Metals	$579,454	0.49%	$(108,129)	(0.09)%	$471,325	0.40%
Soft commodities	$(2,626)	—%	$5,825	—%	$3,199	—%
Stock indices	$690,938	0.58%	$(115,296)	(0.10)%	$575,642	0.49%
Total Foreign Futures Positions	$730,305		$88,800		$819,105
Total Futures Contracts	$198,606	0.17%	$98,647	0.08%	$297,253	0.25%

Forward Contracts *
Currencies	$(689,883)	(0.58)%	$175,486	0.15%	$(514,397)	(0.43)%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(1,970,452)	(1.67)%	$—	—%	$(1,970,452)	(1.67)%
Deutsche Bank total return swap, Termination date July 1, 2020	$1,833,011	1.55%	$—	—%	$1,833,011	1.55%
Total Swap Contracts	$(137,441)	(0.12)%	$—	—%	$(137,441)	(0.12)%

Total Futures, Forward and
Swap Contracts	$(628,718)	(0.53)%	$274,133	0.23%	$(354,585)	(0.30)%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2017

(Unaudited)

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$47,500,000	9/28/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$47,606,128	40.27%
$19,000,000	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	$19,061,588	16.12%
$2,500,000	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$2,505,700	2.12%
	Total U.S. Government-sponsored enterprises (cost $68,997,750)		$69,173,416	58.51%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,000,000	2/16/2018	American Honda Finance Co, 1.5%	$2,004,493	1.70%
$1,840,000	12/1/2017	AT&T Inc., 1.8%	$1,847,246	1.56%
$2,000,000	2/1/2018	Wells Fargo & Company, 1.7%	$2,045,730	1.73%
	Total U.S. Corporate bonds (cost $5,865,505)		$5,897,469	4.99%

U.S. Mutual fund

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
647,140	Grant Park Absolute Return Fund - Class I (cost $7,300,000)	$7,209,140	6.10%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $82,163,255)	$82,280,025	69.60%

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2016

Futures, Forward and Swap Contracts

	Unrealized	Percent of	Unrealized	Percent of	Net	Percent of
	gain/(loss)	Partners’	gain/(loss)	Partners’	unrealized	Partners’
	on open	Capital	on open	Capital	gain/(loss)	Capital
	long	(Net Asset	short	(Net Asset	on open	(Net Asset
	contracts	Value)	contracts	Value)	contracts	Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(186,627)	(0.11)%	$43,391	0.02%	$(143,236)	(0.09)%
Currencies	$116,150	0.07%	$301,634	0.18%	$417,784	0.25%
Energy	$540,550	0.32%	$(5,443)	—%	$535,107	0.32%
Interest rates	$21,206	0.01%	$(45,121)	(0.02)%	$(23,915)	(0.01)%
Meats	$69,709	0.04%	$(375)	—%	$69,334	0.04%
Metals	$(74,055)	(0.04)%	$143,785	0.08%	$69,730	0.04%
Soft commodities	$(22,484)	(0.01)%	$256,819	0.15%	$234,335	0.14%
Stock indices and single stock futures	$(267,818)	(0.16)%	$27,874	0.01%	$(239,944)	(0.15)%
Total U.S. Futures Positions	$196,631		$722,564		$919,195

Foreign Futures Positions:
Agriculturals	$1,089	—%	$1,439	—%	$2,528	—%
Energy	$8,773	0.01%	$—	—%	$8,773	0.01%
Interest rates	$307,223	0.19%	$(31,790)	(0.02)%	$275,433	0.17%
Metals	$(76,499)	(0.05)%	$329,003	0.20%	$252,504	0.15%
Soft commodities	$6,462	—%	$17,276	0.01%	$23,738	0.01%
Stock indices	$848,710	0.51%	$(50,957)	(0.03)%	$797,753	0.48%
Total Foreign Futures Positions	$1,095,758		$264,971		$1,360,729
Total Futures Contracts	$1,292,389	0.78%	$987,535	0.59%	$2,279,924	1.37%

Forward Contracts *
Currencies	$(9,770)	(0.01)%	$10,475	0.01%	$705	—%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(1,139,264)	(0.68)%	$—	—%	$(1,139,264)	(0.68)%
Deutsche Bank total return swap, Termination date July 1, 2020	$404,566	0.24%	$—	—%	$404,566	0.24%
Total Swap Contracts	$(734,698)	(0.44)%	$—	—%	$(734,698)	(0.44)%

Total Futures, Forward and
Swap Contracts	$547,921	0.33%	$998,010	0.60%	$1,545,931	0.93%

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

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$(3,624,312)	$1,523,704	$(2,024,091)	$16,121,355
Change in unrealized	3,972,712	(5,062,938)	(1,982,669)	2,220,457
Commissions	(460,527)	(714,283)	(1,562,790)	(2,269,123)
Net gains (losses) from futures trading	(112,127)	(4,253,517)	(5,569,550)	16,072,689

Net gain (loss) from forward trading
Realized	$513,204	$220,489	$(1,134,274)	$(163,404)
Change in unrealized	(526,989)	(398,093)	(515,103)	566,336
Commissions	(316)	(599)	(1,256)	(2,434)
Net gains (losses) from forward trading	(14,101)	(178,203)	(1,650,633)	400,498

Net gain (loss) from swap trading
Change in unrealized	$460,436	$692,037	$597,256	$(3,862,738)
Commissions	—	—	—	—
Net gains (losses) from swap trading	460,436	692,037	597,256	(3,862,738)

Net gain (loss) from securities
Change in unrealized	(77,456)	—	(77,456)	—
Commissions	—	—	—	—
Net gains (losses) from securities	(77,456)	—	(77,456)	—

Net trading gains (losses)	256,752	(3,739,683)	(6,700,383)	12,610,449

Net investment income (loss)
Income
Interest income	241,266	315,806	839,120	1,011,725
Expenses from operations
Brokerage charge	1,431,412	2,293,183	4,886,020	7,517,779
Incentive fees	881	86,439	314,437	685,579
Organizational and offering costs	91,530	140,050	309,720	446,843
Operating expenses	79,551	120,999	268,811	385,937
Total expenses	1,603,374	2,640,671	5,778,988	9,036,138
Net investment loss	$(1,362,108)	$(2,324,865)	$(4,939,868)	$(8,024,413)
Net income (loss)	$(1,105,356)	$(6,064,548)	$(11,640,251)	$4,586,036

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(10.88)	$(37.22)	$(90.07)	$15.69
General Partner & Limited Partner Class B Units	$(10.24)	$(32.18)	$(77.99)	$7.99
General Partner & Limited Partner Legacy 1 Class Units	$(4.06)	$(23.85)	$(56.95)	$25.78
General Partner & Limited Partner Legacy 2 Class Units	$(4.45)	$(23.91)	$(57.21)	$23.59
General Partner & Limited Partner Global 1 Class Units	$(2.88)	$(22.68)	$(52.85)	$33.16
General Partner & Limited Partner Global 2 Class Units	$(3.31)	$(22.60)	$(53.31)	$32.63
General Partner & Limited Partner Global 3 Class Units	$(5.79)	$(23.15)	$(55.40)	$19.80

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Nine Months Ended September 30, 2017

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital,
December 31, 2016	307.34	$333,239	8,520.61	$9,238,467	—	$—	111,286.78	$99,127,541	574.13	$487,634	942.38	$800,410	263.13	$218,807	300.83	$250,158
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(1,190.57)	(1,257,749)	—	—	(19,869.66)	(16,990,725)	—	—	(74.84)	(61,688)	—	—	(81.74)	(66,059)
Net income (loss)	—	(27,682)	—	(693,341)	—	—	—	(7,837,458)	—	(32,693)	—	(51,279)	—	(15,054)	—	(14,448)
Partners’ capital,
September 30, 2017	307.34	$305,557	7,330.04	$7,287,377	—	$—	91,417.12	$74,299,358	574.13	$454,941	867.54	$687,443	263.13	$203,753	219.09	$169,651

Net asset value per unit at December 31, 2016		$1,084.25				$890.74				$849.35				$831.55

Net asset value per unit at September 30, 2017		$994.18				$812.75				$792.40				$774.34

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2016	924.77	$775,716	39,439.76	$33,082,784	231.81	$190,820	2,264.59	$1,864,195	—	$—	26,405.78	$18,995,167	$165,364,938
Contributions	—	—	7,961.17	6,466,820	—	—	—	—	—	—	95.03	68,925	6,535,745
Redemptions	(454.80)	(365,000)	(14,336.68)	(11,733,777)	—	—	(743.60)	(595,577)	—	—	(15,799.58)	(10,970,120)	(42,040,695)
Net income (loss)	—	(41,328)	—	(1,828,219)	—	(12,358)	—	(97,628)	—	—	—	(988,763)	(11,640,251)
Partners’ capital,
September 30, 2017	469.97	$369,388	33,064.25	$25,987,608	231.81	$178,462	1,520.99	$1,170,990	—	$—	10,701.23	$7,105,209	$118,219,737

Net asset value per unit at December 31, 2016		$838.82				$823.19				$719.36

Net asset value per unit at September 30, 2017		$785.97				$769.88				$663.96

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Nine Months Ended September 30, 2016

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital,
December 31, 2015	307.34	$335,868	9,757.99	$10,663,559	—	$—	133,628.66	$120,817,860	1,025.00	$858,478	1,262.14	$1,057,091	263.13	$216,344	515.52	$423,853
Contributions	—	—	—	—	—	—	—	—	—	—	63.13	55,000	—	—	—	—
Redemptions	—	—	(1,206.89)	(1,351,447)	—	—	(16,510.97)	(15,483,763)	(450.87)	(400,000)	(309.68)	(271,171)	—	—	(92.58)	(80,261)
Net income (loss)	—	4,819	—	166,653	—	—	—	1,491,598	—	37,179	—	35,853	—	6,206	—	14,121
Partners’ capital,
September 30, 2016	307.34	$340,687	8,551.10	$9,478,765	—	$—	117,117.69	$106,825,695	574.13	$495,657	1,015.59	$876,773	263.13	$222,550	422.94	$357,713

Net asset value per unit at December 31, 2015		$1,092.80				$904.13				$837.54				$822.19

Net asset value per unit at September 30, 2016		$1,108.49				$912.12				$863.32				$845.78

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2015	1,372.89	$1,122,622	22,503.69	$18,401,384	1,329.58	$1,067,693	3,493.52	$2,805,404	—	$—	78,419.57	$55,964,683	$213,734,839
Contributions	—	—	20,046.20	17,496,250	—	—	—	—	—	—	-	—	17,551,250
Redemptions	(448.12)	(400,000)	(6,679.45)	(5,754,282)	(1,097.77)	(900,000)	(1,127.98)	(944,227)	—	—	(37,979.74)	(28,549,660)	(54,134,811)
Net income (loss)	—	64,242	—	377,842	—	26,016	—	115,607	—	—	—	2,245,900	4,586,036
Partners’ capital,
September 30, 2016	924.77	$786,864	35,870.44	$30,521,194	231.81	$193,709	2,365.54	$1,976,784	-	$—	40,439.83	$29,660,923	$181,737,314

Net asset value per unit at December 31, 2015		$817.71				$803.03				$713.66

Net asset value per unit at September 30, 2016		$850.87				$835.66				$733.46

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 9, LLC (“GP 9”)       GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)   GP 6, LLC (“GP 6”)   GP 11, LLC (“GP 11”)   GP 17, LLC (“GP 17”)

GP 4, LLC (“GP 4”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)   GP 18, LLC (“GP 18”)

There were no assets allocated to GP 3, GP 6 and GP 15 as of September 30, 2017 and December 31, 2016.

Additionally, GP Cash Management, LLC (“GP Cash Management”) was created as a Delaware limited liability company to collectively manage and invest excess cash not required to be held at clearing brokers. The excess cash is held in a separate account in the name of GP Cash Management, LLC and custodied at State Street Bank and Trust Company or invested in mutual funds.  The members of GP Cash Management are the Trading Companies.

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

Investment transactions, investment income and expenses: Futures contracts, forward contracts and options on futures and forward contracts and securities are recorded on a trade date basis and realized gains or losses are recognized when contracts/positions are liquidated. Unrealized gains or losses on open contracts/positions (the difference between contract trade price and market price) or securities are reported in the consolidated statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with FASB ASC 210-20, Balance Sheet, Offsetting. Any change in net unrealized gain or loss from the preceding period is reported in the consolidated statement of operations. Interest income and expense is recognized under the accrual basis.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed.  As of September 30, 2017, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2013.

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At September 30, 2017 and December 31, 2016, unreimbursed organization and offering costs incurred by the General Partner were approximately $245,000 and $91,000, respectively.

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

Swap contracts: Certain Trading Companies of the Partnership strategically allocate a portion or all of their assets to total return swaps selected at the direction of the General Partner. A swap is a bilaterally negotiated agreement between two parties to exchange cash flows based upon an asset, rate or some other reference index. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of commodities or other investments representing a particular index.  Changes in the value of the swap agreement are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. Realized gains and losses from a decrease in the notional value of the swap are recognized on trade date. A liquidation payment received or made at the termination of the swap agreement will first be offset against the swap balance outstanding at the time the position is liquidated, with the remainder being recorded as a realized gain or loss in the consolidated statement of operations.  Through its Trading Companies the Partnership has entered into total return swaps with Deutsche Bank AG.  The Partnership maintains cash as collateral to secure its obligations under the swaps.  As of September 30, 2017 and December 31, 2016, the notional value of the swaps was $60,638,617 and $60,638,617 and the cash margin balance was $13,993,000 and $12,996,500, respectively.  The swaps were effective July 1, 2015 and April 5, 2016 and have a term of five years and three years, respectively.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the period ended September 30, 2017 and 2016, substantially all investments are carried at fair value and classified as Level 1 and Level 2 measurements, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

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

Fair value of mutual funds is based upon quoted prices as of the last business day of the reporting period. These financial instruments are classified in Level 1 of the fair value hierarchy.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$297,252	$—	$—	$297,252
Forward currency contracts	—	(514,397)	—	(514,397)
Swap contracts	—	(137,441)	—	(137,441)
Cash and cash equivalents
U.S. money market fund	4,208,775			4,208,775
Securities owned
U.S. Government-sponsored enterprises	—	69,173,416	—	69,173,416
U.S. corporate bonds	—	5,897,469	—	5,897,469
U.S. mutual fund	—	7,209,140		7,209,140
Total	$4,506,027	$81,628,187	$—	$86,134,214

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the three and nine months ended September 30, 2017 and year ended December 31, 2016.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $1,431,412 and $4,886,020, respectively, for the three and nine months ended September 30, 2017 and $2,293,183 and $7,517,779, respectively, for the three and nine months ended September 30, 2016, are shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $91,530 and $309,720, respectively, for the three and nine months ended September 30, 2017 and $140,050 and $446,843, respectively, for the three and nine months ended September 30, 2016, are shown on the consolidated statement of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $79,551 and $268,811, respectively, for the three and nine months ended September 30, 2017 and $120,999 and $385,937, respectively, for the three and nine months ended September 30, 2016, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the general partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership.  The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period.  For the three and nine months ended September 30, 2017, EMC was paid approximately $44,200 and $194,600, respectively, in consulting fees and $0 and $0, respectively, in incentive fees. For the three and nine months ended September 30, 2016, EMC was paid approximately $111,300 and $370,200, respectively, in consulting fees and $0 and $47,500, respectively, in incentive fees.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

During July 2017, the Partnership invested $7.3 million of its cash balances previously held in GP Cash Management in Class I shares of the Grant Park Absolute Return Fund (“GPARF”).  GPARF is one among several series of Northern Lights Fund Trust, a Delaware statutory trust organized on January 19, 2005.  The Trust is registered under the Investment Company Act of 1940 as an open-ended mutual fund.  The General Partner of the Partnership is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, and acts as investment adviser to GPARF.  RCM, which is also one of the Partnership’s trading advisors, acts as sub-adviser to GPARF.  GPARF’s investment objective is to allocate its assets between two independent, underlying strategies: an investment growth strategy and a fixed income strategy.  The general partner credits the dollar amount of any fees it earns as investment adviser of GPARF with respect to the Partnership’s assets invested in GPARF towards the portion of the Partnership’s brokerage charge retained by the general partner.  For the three and nine months ended September 30, 2017 the credit amounted to $13,403 and $13,403 and is included in net gains (losses) from securities in the consolidated statement of operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Total return – Class A Units	(1.08)%	(3.25)%	(8.31)%	1.44%
Total return – Class B Units	(1.24)%	(3.41)%	(8.76)%	0.88%
Total return – Legacy 1 Class Units	(0.51)%	(2.69)%	(6.70)%	3.08%
Total return – Legacy 2 Class Units	(0.57)%	(2.75)%	(6.88)%	2.87%
Total return – Global 1 Class Units	(0.37)%	(2.60)%	(6.30)%	4.06%
Total return – Global 2 Class Units	(0.43)%	(2.63)%	(6.48)%	4.06%
Total return – Global 3 Class Units	(0.86)%	(3.06)%	(7.70)%	2.77%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	5.14%	5.34%	5.16%	5.51%
Incentive fees (2)	0.00%	0.05%	0.22%	0.34%
Total expenses	5.14%	5.39%	5.38%	5.85%
Net investment loss (1) (3)	(4.36)%	(4.68)%	(4.36)%	(4.85)%

(1)	Annualized.
(2)	Not annualized.
(3)	Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and nine months ended September 30, 2017 and 2016 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three and nine months ended September 30, 2017 and 2016.

Class A Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,005.06	$1,145.71	$1,084.25	$1,092.80
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	0.91	(22.77)	(50.96)	61.38
Expenses net of interest income*	(11.79)	(14.45)	(39.11)	(45.69)
Total income (loss) from operations	(10.88)	(37.22)	(90.07)	15.69
Net asset value per unit at end of period	$994.18	$1,108.49	$994.18	$1,108.49

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Class B Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$822.99	$944.30	$890.74	$904.13
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	0.86	(18.67)	(41.56)	50.92
Expenses net of interest income*	(11.10)	(13.51)	(36.43)	(42.93)
Total income (loss) from operations	(10.24)	(32.18)	(77.99)	7.99
Net asset value per unit at end of period	$812.75	$912.12	$812.75	$912.12

Legacy 1 Class Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$796.46	$887.17	$849.35	$837.54
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	0.64	(17.73)	(40.62)	47.72
Expenses net of interest income*	(4.70)	(6.12)	(16.33)	(21.94)
Total income (loss) from operations	(4.06)	(23.85)	(56.95)	25.78
Net asset value per unit at end of period	$792.40	$863.32	$792.40	$863.32

Legacy 2 Class Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$778.79	$869.69	$831.55	$822.19
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	0.70	(17.32)	(39.57)	46.16
Expenses net of interest income*	(5.15)	(6.59)	(17.64)	(22.57)
Total income (loss) from operations	(4.45)	(23.91)	(57.21)	23.59
Net asset value per unit at end of period	$774.34	$845.78	$774.34	$845.78

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Global 1 Class Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$788.85	$873.55	$838.82	$817.71
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	0.81	(17.73)	(39.79)	51.65
Expenses net of interest income*	(3.69)	(4.95)	(13.06)	(18.49)
Total income (loss) from operations	(2.88)	(22.68)	(52.85)	33.16
Net asset value per unit at end of period	$785.97	$850.87	$785.97	$850.87

Global 2 Class Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$773.19	$858.26	$823.19	$803.03
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	0.73	(17.24)	(39.12)	51.23
Expenses net of interest income*	(4.04)	(5.36)	(14.19)	(18.60)
Total income (loss) from operations	(3.31)	(22.60)	(53.31)	32.63
Net asset value per unit at end of period	$769.88	$835.66	$769.88	$835.66

Global 3 Class Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$669.75	$756.61	$719.36	$713.66
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	0.24	(15.11)	(33.97)	45.63
Expenses net of interest income*	(6.03)	(8.04)	(21.43)	(25.83)
Total income (loss) from operations	(5.79)	(23.15)	(55.40)	19.80
Net asset value per unit at end of period	$663.96	$733.46	$663.96	$733.46

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

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value.  The cash deposited with the FCMs, interbank market makers and swap counterparties at September 30, 2017 and December 31, 2016 was $35,435,737 and $31,854,126, respectively, which was 29.97% and 19.26% of the net asset value, respectively.

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

For the three and nine months ended September 30, 2017, the monthly average futures contracts bought and sold was approximately 34,978 and 40,609, respectively, and the monthly average forward contracts bought and sold was approximately 626 and 578, respectively.  For the three and nine months ended September 30, 2016, the monthly average futures contracts bought and sold was approximately 46,743 and 51,975, respectively, and the monthly average forward contracts bought and sold was approximately 532 and 515, respectively.  The following tables summarize the quantitative information required by FASB ASC 815:

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Fair Values of Derivative Instruments at September 30, 2017 and December 31, 2016

	Consolidated	Asset		Liability
	Statements of Financial	Derivatives		Derivatives
	Condition Location	9/30/2017		9/30/2017	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$112,923		$(188,652)	$(75,729)

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	219,197		(661,793)	(442,596)

Energy contracts	Net Unrealized gain (loss) on open futures contracts	340,682		(312,947)	27,735
			.
Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	485,531		(950,806)	(465,275)

Meats contracts	Net Unrealized gain (loss) on open futures contracts	49,816		(58,162)	(8,346)

Metals contracts	Net Unrealized gain (loss) on open futures contracts	949,761		(939,436)	10,325

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	189,249		(37,859)	151,390

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	1,671,511		(571,762)	1,099,749

		$4,018,670		$(3,721,417)	$297,253

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$426,813		$(941,210)	$(514,397)

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$1,833,011		$(1,970,452)	$(137,441)

*At September 30, 2017, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date March 29, 2019
Agricultural contracts	2%
Energy contracts	1%
Interest rate contracts	62%
Metals contracts	1%
Stock indices contracts	16%
Forward currency contracts	18%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	42%
Stock indices contracts	12%
Forward currency contracts	46%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Consolidated	Asset		Liability
	Statements of Financial	Derivatives		Derivatives
	Condition Location	12/31/2016		12/31/2016	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$121,013		$(261,721)	$(140,708)

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	763,565		(345,781)	417,784

Energy contracts	Net Unrealized gain (loss) on open futures contracts	562,341		(18,461)	543,880
			.
Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	578,244		(326,726)	251,518

Meats contracts	Net Unrealized gain (loss) on open futures contracts	79,821		(10,487)	69,334

Metals contracts	Net Unrealized gain (loss) on open futures contracts	1,604,965		(1,282,731)	322,234

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	344,652		(86,579)	258,073

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	1,111,526		(553,717)	557,809

		$5,166,127		$(2,886,203)	$2,279,924

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$556,627		$(555,922)	$705

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$404,566		$(1,139,264)	$(734,698)

*At December 31, 2016, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date March 29, 2019
Agricultural contracts	3%
Energy contracts	1%
Interest rate contracts	53%
Metals contracts	3%
Stock indices contracts	15%
Forward currency contracts	25%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	61%
Stock indices contracts	10%
Forward currency contracts	29%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

		Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Type of Contract		September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Agriculturals contracts	Net gain (loss) from futures trading	$(1,293,249)	$(344,464)	$(2,371,623)	$1,705,400
Currencies contracts	Net gain (loss) from futures trading	465,911	(1,179,735)	(2,630,140)	(2,620,498)
Energy contracts	Net gain (loss) from futures trading	(398,756)	(3,845,918)	(7,007,122)	(1,192,066)
Interest rates contracts	Net gain (loss) from futures trading	(1,446,217)	(2,588,887)	(7,567,144)	21,639,195
Meats contracts	Net gain (loss) from futures trading	(383,441)	726,212	333,991	305,094
Metals contracts	Net gain (loss) from futures trading	399,336	(1,077,129)	(2,207,600)	(3,357,713)
Soft commodities contracts	Net gain (loss) from futures trading	(785,380)	495,726	382,280	(506,213)
Stock indices	Net gain (loss) from futures trading	3,790,195	4,274,961	17,060,597	2,368,613
Forward Currency Contracts	Net gain (loss) from forward trading	(13,784)	(177,604)	(1,649,376)	402,932
Swap Contracts	Net gain (loss) from swap trading	460,436	692,037	597,256	(3,862,738)

		$795,051	$(3,024,801)	$(5,058,881)	$14,882,006

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Line Item in Consolidated Statement of Operations	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net gain (loss) from futures trading
Realized	$(3,624,312)	$1,523,704	$(2,024,091)	$16,121,355
Change in unrealized	3,972,712	(5,062,938)	(1,982,669)	2,220,457
Total realized and change in unrealized net gain (loss) from futures trading	$348,400	$(3,539,234)	$(4,006,760)	$18,341,812

Net gain (loss) from forward trading
Realized	$513,204	$220,489	$(1,134,274)	$(163,404)
Change in unrealized	(526,989)	(398,093)	(515,103)	566,336
Total realized and change in unrealized net gain (loss) from forward trading	$(13,785)	$(177,604)	$(1,649,377)	$402,932

Net gain (loss) from swap trading
Change in unrealized	$460,436	$692,037	$597,256	$(3,862,738)
Total realized and change in unrealized net gain (loss) from swap trading	$460,436	$692,037	$597,256	$(3,862,738)

Total realized and change in unrealized net gain (loss) from futures, forward and swap trading	$795,051	$(3,024,801)	$(5,058,881)	$14,882,006

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition:

Offsetting of Derivative Assets

As of September 30, 2017

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$4,018,670	$(3,721,417)	$297,253
Forward contracts	426,813	(941,210)	(514,397)
Swap contracts	1,833,011	(1,970,452)	(137,441)
Total derivatives	$6,278,494	$(6,633,079)	$(354,585)

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Offsetting of Derivative Liabilities

As of September 30, 2017

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$3,721,417	$(3,721,417)	$—
Forward contracts	941,210	(941,210)	—
Swap contracts	1,970,452	(1,970,452)	—
Total derivatives	$6,633,079	$(6,633,079)	$—

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of September 30, 2017

		Gross Amounts Not Offset in the Consolidated
		Statement of Financial Condition
	Net Amount of
	Unrealized Gain
	Presented in
	the Consolidated
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Deutsche Bank AG	$(137,441)	$—	$—	$(137,441)
SG Americas Securities, LLC	32,628	—	—	32,628
UBS AG	(510,029)	—	—	(510,029)
Wells Fargo Securities, LLC	260,257	—	—	260,257
Total	$(354,585)	$—	$—	$(354,585)

Offsetting of Derivative Assets

As of December 31, 2016

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$5,166,127	$(2,886,203)	$2,279,924
Forward contracts	556,627	(555,922)	705
Swap contracts	404,566	(1,139,264)	(734,698)
Total derivatives	$6,127,320	$(4,581,389)	$1,545,931

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

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through date of issuance.  Subsequent to September 30, 2017, there were contributions and redemptions totaling approximately $137,000 and $137,000, respectively.

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 9, LLC (“GP 9”)       GP 15, LLC (“GP 15”)

GP 3, LLC (“GP 3”)   GP 6, LLC (“GP 6”)   GP 11, LLC (“GP 11”)   GP 17, LLC (“GP 17”)

GP 4, LLC (“GP 4”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)   GP 18, LLC (“GP 18”)

There were no assets allocated to GP 3, GP 6, and GP 15 as of September 30, 2017.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors or through swap transactions based on reference programs of certain reference traders. Amplitude Capital International Limited, EMC Capital Advisors LLC, Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Revolution Capital Management LLC and Transtrend B.V. serve as Grant Park’s commodity trading advisors. Grant Park obtains the equivalent of net profits or net losses generated by H2O AM LLP and Winton Capital Management Limited as reference traders through off-exchange swap transactions and does not allocate assets to H2O or Winton directly.  Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of September 30, 2017, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors to Amplitude, EMC, Lynx, Quantica, Rabar, RCM and Transtrend, and the swap transactions through which H2O and Winton are reference traders are similarly within this range.  No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor or reference trader. The general partner may terminate or replace the trading advisors and/or enter into swap transactions related to the performance of reference traders or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors or reference traders for each class of Grant Park’s outstanding limited partnership units as of September 30, 2017:

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

Valuation of Financial Instruments

Grant Park follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. Grant Park utilizes valuation techniques that are consistent with the market approach per the requirement of ASC 820 for the valuation of futures (exchange traded) contracts, forward (non-exchange traded) contracts, option contracts, swap transactions, other interests in commodities and fixed income products. FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Grant Park records all investments at fair value in the financial statements. Changes in fair value from the prior period are recorded as unrealized gain or losses and are reported in the consolidated statement of operations. Fair value of exchange-traded futures contracts and options on futures contracts are based upon exchange settlement prices. Grant Park values forward contracts and options on forward contracts based on the average bid and ask price of quoted forward spot prices obtained. U.S. Government securities, securities of U.S. Government-sponsored enterprises, corporate bonds and commercial paper are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market. Grant Park compares market prices quoted by dealers to the cost plus accrued interest to ensure a reasonable approximation of fair value. Grant Park values bank deposits at face value plus accrued interest, which approximates fair value. The investment in the total return swap is reported at fair value based on daily price reporting from the swap counterparty. The investment in mutual funds is reported at fair value based on quoted market prices as of the last day of the reporting period.

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and nine months ended September 30, 2017 and 2016, are set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Total return – Class A Units	(1.08)%	(3.25)%	(8.31)%	1.44%
Total return – Class B Units	(1.24)%	(3.41)%	(8.76)%	0.88%
Total return – Legacy 1 Class Units	(0.51)%	(2.69)%	(6.70)%	3.08%
Total return – Legacy 2 Class Units	(0.57)%	(2.75)%	(6.88)%	2.87%
Total return – Global 1 Class Units	(0.37)%	(2.60)%	(6.30)%	4.06%
Total return – Global 2 Class Units	(0.43)%	(2.63)%	(6.48)%	4.06%
Total return – Global 3 Class Units	(0.86)%	(3.06)%	(7.70)%	2.77%

Grant Park’s total net asset value at September 30, 2017 was approximately $118.2 million, at December 31, 2016 was approximately $165.4 million, and at September 30, 2016 was approximately $181.7 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding the swap transactions, for the three and nine months ended September 30, 2017 and 2016.

	% Gain (Loss)		% Gain (Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Agriculturals	(1.1)%	(0.2)%	(2.0)%	0.9%
Currencies	0.4	(0.7)	(2.2)	(1.4)
Energy	(0.3)	(2.1)	(5.9)	(0.7)
Interest rates	(1.2)	(1.4)	(6.4)	11.9
Meats	(0.3)	0.4	0.3	0.2
Metals	0.3	(0.6)	(1.9)	(1.8)
Soft commodities	(0.7)	0.3	0.3	(0.3)
Stock indices	3.2	2.3	14.4	1.3
Forward Currency Contracts	—	(0.1)	(1.4)	0.2

Total	0.3%	(2.1)%	(4.8)%	10.3%

Three months ended September 30, 2017 compared to three months ended September 30, 2016

For the three months ended September 30, 2017, Grant Park had a negative return of approximately 1.1% for the Class A units, a negative return of approximately 1.2% for the Class B units, a negative return of approximately 0.5% for the Legacy 1 Class units, a negative return of approximately 0.6% for the Legacy 2 Class units, a negative return of approximately 0.4% for the Global 1 Class units, a negative return of approximately 0.4% for the Global 2 Class units, and a negative return of approximately 0.9% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 0.3% which were increased by gains of approximately 0.4% from swap transactions and increased by gains of approximately 0.2% from interest income. These trading gains were decreased by approximately 1.9% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.  For the same period in 2016, Grant Park had a negative return of approximately 3.3% for the Class A units, a negative return of approximately 3.4% for the Class B units, a negative return of approximately 2.7% for the Legacy 1 Class units, a negative return of approximately 2.8% for the Legacy 2 Class units, a negative return of approximately 2.6% for the Global 1 Class units, a negative return of approximately 2.6% for the Global 2 Class units, and a negative return of approximately 3.1% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 2.1% which were decreased by gains of approximately 0.4% from swap transactions and decreased by gains of approximately 0.2% from interest income. These trading profits were decreased by approximately 1.7% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

For the nine months ended September 30, 2017, Grant Park had a negative return of approximately 8.3% for the Class A units, a negative return of approximately 8.8% for the Class B units, a negative return of approximately 6.7% for the Legacy 1 Class units, a negative return of approximately 6.9% for the Legacy 2 Class units, a negative return of approximately 6.3% for the Global 1 Class units, a negative return of approximately 6.5% for the Global 2 Class units, and a negative return of approximately 7.7% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 4.8% which were decreased by gains of approximately 0.5% from swap transactions and decreased by gains of approximately 0.7% from interest income. These trading losses were increased by approximately 4.5% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2016, Grant Park had a positive return of approximately 1.4% for the Class A units, a positive return of approximately 0.9% for the Class B units, a positive return of approximately 3.1% for the Legacy 1 Class units, a positive return of approximately 2.9% for the Legacy 2 Class units, positive return of approximately 4.1% for the Global 1 Class units, a positive return of approximately 4.1% for the Global 2 Class units and a positive return of approximately 2.8% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading profits of approximately 10.3%, which were decreased by losses of approximately 2.1% from swap transactions and increased by approximately 0.6% from interest income. These trading profits were decreased by approximately 7.0% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three and nine months ended September 30, 2017

Grant Park registered losses in the third quarter as losses in the energy, metals, GFI, and fixed income sectors were slightly offset by gains in the metal, currencies and equities sectors.

For July, positive performance was led by gains in the currency, equity, and metal markets. Grant Park’s short positions in the U.S. dollar and long positions in the euro and Canadian dollar profited as the U.S. dollar continued to weaken against the euro and other major currencies as investor concerns rose about an uncertain political environment and the reduced likelihood of any meaningful policy and regulatory reforms.  Long positions in equities added to gains as equities posted new highs and volatility fell to an all-time low for the VIX index due to strong economic reports and stronger-than-expected corporate earnings.  Long positions in base metals performed well on expectations of higher demand from China.

Performance for August was positive with gains in the metals, fixed income, and equities sectors. Long positions in industrial metals benefitted as prices climbed on sustained, growing demand from China and on a variety of anti-pollution measures that could potentially limit supplies. Global equities were mixed as investors weighed geopolitical uncertainty, political policy risks, and near historically-low volatility. Overall, Grant Park profited on Chinese markets, earned modest gains in the domestic markets and had losses in the Eurozone. In the fixed income markets, long exposure to longer-duration investments provided gains as investors sought safe-haven assets in reaction to potential military conflict involving North Korea.

Grant Park’s performance for September was negative with losses primarily in the fixed income and metal sectors. Gains in equities and energies partially offset losses. Long exposure to fixed income suffered as prices fell on indications various central banks would continue to tighten monetary policy and the U.S. Federal Reserve announced it would begin to gradually reduce its balance sheet and unwind the stimulus program it began almost ten years ago. Grant Park’s long positions in base and precious metals lost value as base metals prices fell after China reported weak performance on two key economic measures leading to expectations of lower demand. Precious metals fell primarily due to a likely increase in U.S. interest rates in December.

Key trading developments for Grant Park during the first nine months of 2017 included the following:

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

July. Grant Park recorded gains during the month. Class A units were up 0.34%, Class B units were up 0.28%, Legacy 1 Class units were up 0.53%, Legacy 2 Class units were up 0.51%, Global 1 Class units were up 0.58%, Global 2 Class units were up 0.56% and Global 3 Class units were up 0.41%.  Prices across the global currencies markets were stable throughout the month and the U.S. dollar remained strong.  The British pound, euro, and Australian dollar finished the month essentially unchanged.  The Japanese yen was more volatile, as its value decreased in anticipation of quantitative easing, only to reverse direction after the Bank of Japan unexpectedly declined to announce any additional actions.  Crude oil prices continued to fall during the month due to overproduction and abundant supplies and finished the month 14% lower, posting the largest one-month decline in the past year.  Equities sectors rebounded from postBrexit declines during the beginning of July.  The markets moved lower and traded within a narrow range during the middle of the month and then rallied to end the month higher due to corporate earnings reports in the U.S. which generally contained smaller-than-expected declines in quarterly earnings.  Fixed income markets also traded in narrow ranges during July as global investors assessed whether the Federal Reserve would raise interest rates in September, the Bank of Japan would expand its accommodative monetary policy, and the Bank of England and the ECB would intervene in the aftermath of the Brexit referendum.  Prices for corn, soybeans, wheat and cocoa fell slightly during July in the absence of any significant information or adverse weather conditions that would significantly impact the supplies of the commodities. Gold, silver and platinum prices moved higher during the month as political unrest in Turkey and the Eurozone sparked a flight to safety.  Uncertainty about the need for and timing of additional quantitative easing initiatives added to demand for precious metals.

August. Grant Park recorded gains during the month. Class A units were up 2.63%, Class B units were up 2.57%, Legacy 1 Class units were up 2.82%, Legacy 2 Class units were up 2.80%, Global 1 Class units were up 2.88%, Global 2 Class units were up 2.85% and Global 3 Class units were up 2.70%. The U.S. dollar ended the month up less than one percent versus both the euro and the Japanese yen amidst a volatile trading environment. Energy prices moved sharply during the month.  Rising prices across the sector moved against the Fund’s existing short positions in heating oil, crude oil, and gas oil positions.  The majority of positions were liquidated as prices increased and overall exposure to the sector was reduced by month-end.  Domestic equity indexes fell slightly as the markets demonstrated unusually low volatility.  Reports of slowing consumer spending offset a strong job-growth report.  The Hang Seng Index reached new highs on strong capital inflows data.  Yields in the fixed-income markets reversed direction and began to rise as investors anticipated an interest rate increase in September.  Overall exposure to the sector was reduced.  Corn and wheat markets fell to multi-year lows based on projections for record-large harvests.  Sugar prices surged higher due to expectations of a significant decrease in output worldwide.  Orange juice prices trended strongly upward as a combination of unfavorable weather and a crop infestation in Florida have dramatically reduced the amount of available supplies.  Orange juice prices have risen 60% during the last 12 months.  Gold, silver and platinum prices moved lower during the month as the prospect of higher interest rates caused precious metals prices to fall.

September. Grant Park recorded losses during the month. Class A units were down 3.93%, Class B units were down 3.99%, Legacy 1 Class units were down 3.75%, Legacy 2 Class units were down 3.77%, Global 1 Class units were down 3.70%, Global 2 Class units were down 3.72% and Global 3 Class units were down 3.87%. The Australian dollar strengthened on rising crude oil prices, the recovery in European stocks, and on solid Chinese economic data. The Japanese yen strengthened after the Bank of Japan evaluated its negative interest rates policy and decided to leave interest rates unchanged as it evaluated whether to consider further stimulus actions.  The British pound continued to weaken following the Brexit vote. Energy prices finished the month virtually unchanged.  Prices traded in a narrow range after OPEC announced guidance concerning potential production cuts in the future. Global equities declined as many indices performed poorly on concerns about the overall strength of the global economy. The Hang Seng Index rose, led by energy companies.  Yields in the fixed-income markets rose in anticipation the U.S. Federal Reserve will increase interest rates before the year end.  The European Central Bank decided not to announce additional stimulus plans and the Bank of Japan evaluated its negative interest rates and economic stimulus policies.  Sugar rallied 12% to a four-year high on robust demand and limited production caused by adverse weather conditions in Brazil.  Meat prices also rose as demand spiked.  Corn and soybean prices rose on reports of strong export sales and on rising demand.  Gold, silver, and platinum prices moved lower as the prospect of higher interest rates reduced demand.

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

February. Grant Park recorded gains during the month. Class A units were up 2.95%, Class B units were up 2.94%, Legacy 1 Class units were up 3.05%, Legacy 2 Class units were up 3.04%, Global 1 Class units were up 3.16%, Global 2 Class units were up 3.17% and Global 3 Class units were up 3.05%.  The U.S. dollar weakened against its global counterparts as mixed U.S. economic data caused speculation the Federal Reserve could delay an additional increase in interest rates.  The Canadian dollar strengthened with a rally in the oil markets.  The euro and British pound weakened as concerns of a British exit from the European Union weighed on the currencies.  Prices in the crude oil markets rose slightly after data showed the number of oil-drilling rigs in the U.S. decreased and on reports OPEC members and Russia agreed to meet to discuss capping crude production at January levels.  Natural gas markets fell over 25% due to excess supplies and on forecasts for milder weather across the U.S.  U.S. and U.K. equity markets finished a volatile month slightly higher after revised data showed fourth-quarter growth in the U.S. economy was stronger than expected; a rally in oil prices also helped lift the equity markets.  Concerns about the strength of the Chinese economy caused Asian equity markets to decline.  Global fixed income markets moved higher on increased demand for safe-haven assets amidst rising concerns about global economic growth and the possibility England might exit the European Union.  Volatility in the equity markets added to the demand for fixed income investments. Corn and wheat prices declined as supplies exceeded demand and the USDA forecasted increased plantings.  Soybean markets finished lower as supplies increased amidst weak sales and forecasts of low prices for another year.  Sugar prices rose over 10% on projections that weatherdisrupted supplies may not keep up with overall demand.  Cocoa markets rose as inclement weather threatened to reduce supplies from Ghana, the world’s second largest cocoa producing country.  Precious metals prices rose, driven by increased demand for safe-haven assets amidst equity market volatility and a weaker U.S. dollar.  Copper and base metal prices rose slightly on expectations of increased demand as China’s government announced several tax reductions which could lead to increased property sales.  Copper also benefitted from positive U.S. economic data, declining inventories and a weaker U.S. dollar.

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

May. Grant Park recorded losses during the month. Class A units were down 2.12%, Class B units were down 2.17%, Legacy 1 Class units were down 1.93%, Legacy 2 Class units were down 1.95%, Global 1 Class units were down 2.24%, Global 2 Class units were down 2.27% and Global 3 Class units were down 2.41%. The U.S. dollar strengthened against its global counterparts due to speculation about an interest rate increase and on disappointing international economic data which is suggestive of sluggish global growth.  The Japanese yen declined ahead of the G7 meeting which discussed potential Japanese plans to weaken their currency.  The Canadian dollar fell on disappointing economic data. Crude oil prices rose as demand increased and risks to future supplies were reinforced by a pipeline disruption in Nigeria and wildfires in Alberta, Canada.  A decline in the number of active U.S. oil rigs and in U.S. crude stockpiles also moved crude oil markets higher.  Natural gas prices rose as forecasts for warm weather raised expectations of increased demand.  Global equity markets finished higher on increasing oil prices, better than expected earnings and positive global cues. U.S. fixed income markets were mixed, with shorter-term treasuries down slightly on growing expectations of a possible interest rate hike.  U.K fixed income markets rose on increased demand and as investors await a vote over a possible British exit from the European Union. Corn and soybean markets rose on improving demand, on USDA reports of slower planting progress in the U.S. and on smaller crop yields from South America.  The USDA also reported soybean supplies were much lower than expected, which bolstered the markets.  Cocoa prices fell in anticipation the  current ideal cropgrowing conditions could cause a potential surplus.  Sugar markets rose on increased demand and continued weak supplies. Precious metals markets declined due to three factors:  strength in the U.S. dollar, strength in the equity markets and indications the Federal Reserve may increase interest rates in the near term.  Copper and base metals prices moved lower amidst concerns over mounting debt and slowing growth in China.

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

July. Grant Park recorded gains during the month. Class A units were up 1.93%, Class B units were up 1.87%, Legacy 1 Class units were up 2.12%, Legacy 2 Class units were up 2.10%, Global 1 Class units were up 2.18%, Global 2 Class units were up 2.16% and Global 3 Class units were up 2.01%.  Prices across the global currencies markets were stable throughout the month and the U.S. dollar remained strong.  The British pound, euro, and Australian dollar finished the month essentially unchanged.  The Japanese yen was more volatile, as its value decreased in anticipation of quantitative easing, only to reverse direction after the Bank of Japan unexpectedly declined to announce any additional actions.  Crude oil prices continued to fall during the month due to overproduction and abundant supplies and finished the month 14% lower, posting the largest one-month decline in the past year.  Equities sectors rebounded from postBrexit declines during the beginning of July.  The markets moved lower and traded within a narrow range during the middle of the month and then rallied to end the month higher due to corporate earnings reports in the U.S. which generally contained smaller-than-expected declines in quarterly earnings.  Fixed income markets also traded in narrow ranges during July as global investors assessed whether the Federal Reserve would raise interest rates in September, the Bank of Japan would expand its accommodative monetary policy, and the Bank of England and the ECB would intervene in the aftermath of the Brexit referendum.  Prices for corn, soybeans, wheat and cocoa fell slightly during July in the absence of any significant information or adverse weather conditions that would significantly impact the supplies of the commodities. Gold, silver and platinum prices moved higher during the month as political unrest in Turkey and the Eurozone sparked a flight to safety.  Uncertainty about the need for and timing of additional quantitative easing initiatives added to demand for precious metals.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of September 30, 2017 and December 31, 2016 and the trading gains/losses by market category for the nine months ended September 30, 2017 and the year ended December 31, 2016. All open position trading risk exposures of Grant Park, except for the swap transactions, have been included in calculating the figures set forth below. As of

September 30, 2017, Grant Park’s net asset value was approximately $118.2 million. As of December 31, 2016, Grant Park’s net asset value was approximately $165.4 million.

	September 30, 2017
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.5%	14.4%
Energy	0.3	(5.9)
Agriculturals/softs/meats	0.2	(1.4)
Currencies & Forward Currency Contracts	0.2	(3.6)
Interest rates	0.2	(6.4)
Metals	0.2	(1.9)

Aggregate/Total	0.8%	(4.8)%

	December 31, 2016
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.8%	2.5%
Currencies & Forward Currency Contracts	0.6	(1.1)
Energy	0.3	(2.5)
Agriculturals/softs/meats	0.2	-
Interest rates	0.2	11.9
Metals	0.2	(1.4)

Aggregate/Total	1.2%	9.4%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of September 30, 2017, by market sector.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in G-7 countries as well as other jurisdictions including Australia, the Eurozone, Hong Kong, Malaysia, Mexico, Poland, Singapore, South Africa, Sweden, Taiwan, Thailand and Turkey.  The stock index futures contracts currently traded by Grant Park are generally futures on broadly based indices, although Grant Park also trades narrow-based stock index or single-stock futures contracts.  As of September 30, 2017, Grant Park was predominantly long equities in Australia, the Eurozone, Hong Kong, Japan, Malaysia, Poland, Singapore, Taiwan, Thailand, Turkey, Sweden, the U.K. and the U.S. and short equities in Canada and South Africa.

Energy

Grant Park’s primary energy market risk exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America.  As of September 30, 2017, in the energy market Grant Park had long exposure to Brent crude, carbon emission, crude oil, heating oil, gas oil, new gasoline, coal and NY Harbour RBOB gas and short exposures to natural gas.

Agriculturals/Softs/Meats

Grant Park’s primary commodities risk exposure is driven by agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of September 30, 2017, in the grains markets, Grant Park had long exposure to crude palm oil, feeder cattle, live cattle, lean hogs, lumber, oats, rough rice and Grant Park had short exposure to canola (rapeseed), cocoa, coffee, corn, cotton, milk, milling wheat, wheat, orange juice, rubber, soybeans, soybean oil, soybean meal, white maize, sugar and sunflower seeds.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of September 30, 2017, Grant Park was long the U.S. dollar against the Japanese yen and Swiss franc and was short the U.S. dollar against the Australian dollar, British pound, Canadian dollar, euro, Mexican peso and the New Zealand dollar.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia and New Zealand.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of September 30, 2017, Grant Park was long interest rate instruments in the Germany, Japan, New Zealand and the Eurozone, and was short interest rate instruments in U.S., U.K., Canada, Australia, and Switzerland.

Metals

Grant Park’s metals market risk exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel, palladium and zinc. As of September 30, 2017, in the metals sector Grant Park had long positions in gold, aluminum, copper, lead, iron ore, nickel, palladium, silver, tin, zinc and platinum.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of September 30, 2017.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2016, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	None

Issuer Purchases of Equity Securities

(c)

The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended September 30, 2017.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)
	Unit		Unit		Unit		Unit		Unit		Unit		Unit

7/01/2017 through 7/31/2017	224.98	$1,008.43	1,653.04	$825.30	2.10	$800.67	0.00	$782.75	1,404.75	$793.40	90.69	$777.48	3,174.95	$672.49	6,550.51	(2)
8/01/2017 through 8/31/2017	7.56	$1,034.91	2,020.39	$846.50	24.51	$823.27	0.00	$804.68	1,723.42	$816.21	0.00	$799.67	1,491.49	$690.66	5,267.37	(2)
9/01/2017 through 9/30/2017	8.53	$994.18	2,060.59	$812.75	0.00	$792.40	29.55	$774.34	1,207.56	$785.97	146.16	$769.88	2,192.92	$663.96	5,645.31	(2)
Total	241.07	$1,008.76	5,734.02	$828.26	26.61	$821.49	29.55	$774.34	4,335.73	$800.40	236.85	$772.79	6,859.36	$673.71	17,463.19	(2)

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
101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: November 14, 2017	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)