Form 10-K
period 2017-12-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2018-03-05
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during   the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by  reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”,  “smaller reporting comp any” and “emerging growth company” in Rule 12b -2 of the Exchange Act. (Check one):

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

The Registrant has no voting stock. As of January 31, 2018, there were 6,257.91 Class A Units, 83,052.54 Class B Units, 1,351.35 Legacy 1 Class Units, 482.22 Legacy 2 Class Units, 30,446.04 Global Alternative Markets 1 Class Units, 1,301.49 Global Alternative Markets 2 Class Units, and 7,047.77 Global Alternative Markets 3 Class Units issued and outstanding.

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 11, LLC (“GP 11”)   GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)

GP 4, LLC (“GP 4”)   GP 9, LLC (“GP 9”)   GP 17, LLC (“GP 17”)

There were no assets allocated to GP 3 as of December 31, 2017 and GP 6, LLC and GP 15, LLC were closed in July 2017.

Through their respective Trading Companies, Amplitude Capital International Limited (“Amplitude”), EMC Capital Advisors, LLC (“EMC”), Lynx Asset Management AB (“Lynx”), Quantica Capital AG (“Quantica”), Rabar Market Research, Inc. (“Rabar”), Revolution Capital Management, LLC (“RCM”) and Transtrend B.V. (“Transtrend”) collectively, the “Advisors”), serve as Grant Park’s commodity trading advisors. Grant Park obtains the equivalent of net profits or net losses generated by H2O AM LLP (“H2O”) and Winton Capital Management Limited (“Winton”) as reference traders through off-exchange swap transactions and does not allocate assets to H2O or Winton directly.  Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of January 31, 2018, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors Amplitude, EMC, Lynx, Quantica, Rabar, RCM and Transtrend, and the swap transactions through which H2O and Winton are reference traders are similarly within this range.  No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor or reference trader.  The general partner may terminate or replace the trading advisors and/or enter into swap transactions related to the performance of reference traders or retain additional trading advisors in its sole discretion.

Grant Park utilizes SG Americas Securities, LLC and Wells Fargo Securities, LLC as its clearing brokers. The general partner may retain additional or substitute clearing brokers for Grant Park in its sole discretion.

Since its inception and through February 28, 2003, Grant Park offered its beneficial interests exclusively to qualified investors on a private placement basis. Effective June 30, 2003, Grant Park registered up to an aggregate of $200 million of Class A and Class B units with the SEC and began publicly offering both Class A and Class B units for sale. Effective April 1, 2009, Grant Park restructured and registered up to an aggregate of $1,150,000,000 of Legacy 1 Class, Legacy 2 Class, Global Alternative Markets 1 (“Global 1”) Class, Global Alternative Markets 2 (“Global 2”) Class and Global Alternative Markets 3 (“Global 3”) Class units. Effective April 30, 2012, Grant Park subsequently registered an additional $200 million of Global 3 Class units.  Class A and Class B units are outstanding but no longer offered by Grant Park. From July 1, 2003 through December 31, 2017, the Fund has raised approximately $1,492,146,000 of new capital and is continuing to publicly offer up to an additional $850,584,000 of units on a continuous basis at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

As of December 31, 2017, Grant Park had a net asset value of approximately $113.5 million and 4,341 limited partners. As of the close of business on December 31, 2017, the net asset value per unit of the Class A units was $1,050.40, the net asset value per unit of the Class B units was $857.37, the net asset value per unit of the Legacy 1 Class units was $842.06, the net asset value per unit of the Legacy 2 Class units was $822.36, the net asset value per unit of the Global 1 Class units was $835.42, the net asset value per unit of the Global 2 Class units was $818.12 and the net asset value per unit of the Global 3 Class units was $702.50.

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

Fees and Expenses

The following is a summary description of current fees and expenses chargeable to Grant Park as of January 1, 2018:

Recipient	Nature of Payment	Amount of Payment
General Partner	Brokerage Charge	Class A: 7.00%*
Class B: 7.45%*
Legacy 1 Class: 4.50%*
Legacy 2 Class: 4.75%*
Global 1 Class: 3.95%*
Global 2 Class: 4.20%*
Global 3 Class: 5.95%*
* Annualized basis.

Counterparties	Dealer Spreads	Grant Park pays its counterparties bid-ask spreads on
Grant Park’s non-exchange traded commodity interests.

Trading	Incentive Fees	Grant Park pays each commodity trading advisor a
Advisors		quarterly, semi-annual or annual incentive fee ranging from
16% to 24.5% of the new trading profits, if any, achieved
on the trading advisor’s allocated net assets as of the end
of each calendar period. Incentive fees embedded in the swap transactions are not directly paid by Grant Park.

General Partner	Organization and	Grant Park reimburses the general partner on a monthly
	Offering Expense	basis for its advancement of Grant Park’s organization and
	Reimbursement	offering expenses, up to an amount not to exceed 1.0% per
year of the average month-end net assets of Grant Park.

Third Parties	Operating Expenses;	Grant Park pays its ongoing operating expenses up to a
	Extraordinary Expenses	maximum of 0.25% of Grant Park’s average net assets per
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

ITEM 1A.RISK FACTORS

Grant Park’s performance, trading activities, operating results, financial condition and net asset value could be negatively impacted by a number of risks and uncertainties, including those outlined below, which we consider the most significant risks that may affect the value of your investment in Grant Park. You should also refer to the other information included in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes for the year ended December 31, 2017, as well as information incorporated by reference herein, for further information regarding Grant Park.

Market Risks

The commodity interest markets in which Grant Park trades are highly volatile, which could cause substantial losses to Grant Park and may cause you to lose your entire investment.

Commodity interest markets and contracts are highly volatile and are subject to occasional rapid and substantial fluctuations. Consequently, you could lose all or substantially all of your investment in Grant Park if Grant Park’s trading positions are or become unprofitable. The profitability of Grant Park depends primarily on the ability of Grant Park’s trading advisors or reference traders to predict these fluctuations accurately. Price movements for commodity interests are influenced by, among other things:

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

The trading advisors’ and reference traders’ trading methods (regardless of the nature of the method) may not take into account each of these factors except as they may be reflected in the technical data analyzed by the trading advisors or reference traders.

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

You should not rely for predictive purposes on the past performance history of either Grant Park, the general partner or any of the trading advisors or reference traders. Likewise, you should not assume that any trading advisor’s or reference trader’s future trading decisions will create profit, avoid substantial losses or result in performance comparable to that trading advisor’s or reference trader’s past performance. Trading advisors or reference traders may alter their strategies from time to time, and their performance results in the future may materially differ from their prior trading experience. Moreover, the technical analysis employed by the trading advisors or reference traders may not take into account the effect of economic or market forces or events that may cause losses to Grant Park. Furthermore, the general partner, in its discretion, may terminate any trading advisors or swap arrangements incorporating new reference traders, add new trading advisors or change the allocation of assets among trading advisors, any one of which could cause a substantial change in Grant Park’s future performance relative to past results.

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

Some non-U.S. exchanges also may be in a more developmental stage, so that prior price histories may not be indicative of current price dynamics. In addition, Grant Park may not have the same access to positions on foreign trading exchanges as do local traders, and the historical market data on which the trading advisors or reference traders base their strategies may not be as reliable or accessible as it is in the United States.

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

Grant Park may be subject to increased or changing regulation.

Events during the late 2000s (including market volatility and disruptions and the bankruptcy, failure, improper practices, and adverse financial results of certain financial institutions, trading firms, and private investment funds) have focused attention upon the necessity of firms engaging in the trading of highly leveraged securities, commodities, and derivatives to maintain adequate risk controls and compliance procedures.  In addition, these events have led to increased governmental and self-regulatory authority scrutiny of various trading participants and the fund industry in general, particularly with regard to business practices, transparency and monitoring of trading positions, and protection of customer funds.  Regulators have amended and increased scrutiny, reporting requirements, restrictions, and regulations in various areas concerning funds. Such regulations may limit Grant Park’s strategy and increase compliance risks to Grant Park.  Additionally, certain regulatory agencies have conducted discussions with market participants, registrants and investors to ascertain investor protection implications of the growth of investment funds, and proposals have been made with regard to best business practices and additional regulation of such funds, their operators and advisors, and certain of their activities, including proposed restrictions on certain types of trading and proposals for increased public and private disclosure of financial, trading, and risk management information.  The regulation of futures, forward, and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the “derivatives” markets in general.  Any regulations that restrict the ability of Grant Park to employ various types of trading methods or trading instruments in connection with Grant Park’s trading, or otherwise limit or modify Grant Park’s trading activities, require Grant Park to disclose proprietary information, or subject Grant Park to additional regulation, could adversely impact Grant Park’s profit potential or its ability to conduct business.

Grant Park may be affected by fiduciary rules.

The Department of Labor (“DOL”) amended its Principal Transactions Exemption 84-24 (“PTE”) to add certain impartial conduct standards in order to qualify for exemption from DOL’s prohibited transactions rules under the Employee Retirement Income Security Act of 1974, as amended.  These amendments became generally effective on June 9, 2017, although the DOL extended the effective date for certain of the conditions until January 1, 2018.  In November 2017, the DOL further extended the January 1, 2018 date until July 1, 2019.  The Secretary of the DOL has stated that the best-interest conduct standard of the amendments is currently “in effect” under modified conditions and the DOL will use its enforcement authority against firms committing “willful violations.”  In addition, the Chairman of the SEC has announced that the SEC intends to develop its own fiduciary conduct rule and coordinate adoption of a single rule with the DOL.  Grant Park and the general partner cannot predict what impact, if any, such regulatory changes may have on Grant Park’s trading activity or on market practices and liquidity in the futures and derivatives trading markets.

However, such impact could be significant and materially adversely affect the ability of the general partner to manage Grant Park or the ability of the trading advisors to trade profitably.

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

Investments in a swap or other derivative instruments based on a reference program may not always replicate the performance of the relevant trading advisors’ or reference traders’ trading program.

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

Increased competition from other systematic and technical trading systems could reduce the trading advisors’ or reference traders’ profitability.

There has been a dramatic increase over the past quarter century in the amount of assets managed by systematic and technical trading systems like that of the trading advisors and reference traders. Assets in managed futures, for example, have grown from approximately $300 million in 1980 to over $343 billion in September 2017 according to BarclayHedge, which serves institutional clients worldwide in the field of hedge fund and managed futures performance measurement and portfolio management. This means increased trading competition among a larger number of market participants for transactions at favorable prices, which could operate to the detriment of Grant Park by preventing Grant Park from affecting transactions at desired prices. It may become more difficult for Grant Park to implement its trading strategies if other commodity trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate commodity interest positions.

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

In general, none of the trading advisors intends to limit the amount of additional assets of Grant Park that it may manage, and each will continue to seek new accounts. The more equity a trading advisor manages, the more difficult it may be for it to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance and of managing risk associated with larger positions. Moreover, in the future certain trading advisors may limit the amount of additional assets that they manage. Accordingly, future increases in assets under management may require a trading advisor to modify its trading decisions for Grant Park or may cause the general partner to add additional trading advisors or reference traders, either of which could have a detrimental effect on your investment.

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

The trading advisors’ and reference traders’ trading programs bear some similarities and, therefore, may lessen the benefits of having multiple trading advisors.

Some of the trading advisors and reference traders initially received their trading experience under the guidance of the same individual. However, each trading advisor has, over time, developed and modified the program it uses for Grant Park. Nevertheless, the trading advisors’ and reference traders’ trading programs have similarities. These similarities may mitigate the positive effect of having multiple trading advisors or reference traders. For example, in periods where one trading advisor or reference trader experiences a draw-down, it is possible that these similarities will cause the other trading advisors or reference traders to also experience a draw-down.

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

If a substantial number of requests for redemption are received by Grant Park during a relatively short period of time, Grant Park may be unable to satisfy such requests from assets not committed to trading. As a consequence, Grant Park could be forced to liquidate trading positions or swap arrangements before the time that a trading advisor’s or reference trader’s trading strategies would dictate liquidation. If this were to occur, it could affect adversely the net asset value per unit of each class, not only for limited partners redeeming units but also for non-redeeming limited partners.  Illiquidity in the markets could make it difficult to liquidate positions on favorable terms, which could result in additional losses.

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

The general partner, the trading advisors and their respective principals, all of which are engaged in other investment activities, are not required to devote substantially all of their time to Grant Park’s business, which also presents a potential for numerous conflicts of interest with Grant Park. In the case of the trading advisors or reference traders, for example, it is possible that other accounts managed by a trading advisor or reference trader or their respective affiliates may compete with Grant Park for the same or similar trading positions, which may cause Grant Park to obtain prices that are less favorable than those obtained for such other accounts. The trading advisors may also take positions in their proprietary accounts that are opposite to or ahead of Grant Park’s account. Possible trading ahead presents a potential conflict of interest because the trade executed first may receive a more favorable price than the later trade.

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

Although Grant Park has several classes that allocate assets differently among trading advisors or swap arrangements, Grant Park is a single legal entity. Limited partners invested in one or more classes may be compelled to bear the liabilities resulting from another class which such limited partners do not themselves own if there are insufficient assets in that other class to satisfy such liabilities. Accordingly, there is a risk that liabilities of one class may not be limited to that particular class and may be required to be satisfied from one or more other classes. Moreover, in a bankruptcy or insolvency proceeding, Grant Park’s assets may be aggregated without regard to class. In addition, third parties who provide services to one or more classes, and/or other creditors of one or more classes, may have valid claims against the class to which they have provided services, or against the fund as a whole without regard to class.

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

Grant Park is not a registered investment company.

Grant Park is not a registered investment company subject to the Investment Company Act of 1940. Accordingly, you do not have the protections afforded by that statute which, for example, requires registered investment companies to have a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

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

The general partner cannot control the trading conducted by each trading advisor or reference trader and relies primarily on information provided by such advisors or traders in assessing investment strategies, the underlying risks of different trading strategies and, ultimately, determining whether, and to what extent, the general partner will allocate Grant Park’s assets to such trading advisors. “Style drift” is the risk that a trading advisor or reference trader may deviate from the stated or expected investment strategy or methodology.  Style drift can occur abruptly if a trading advisor or reference trader believes that it has identified an investment opportunity for higher returns from a different approach, or it can occur gradually, such as if, for example, an advisor or trader changes its leverage level or modifies its trading signals incrementally over time. Style drift can also occur if a trading advisor or reference trader focuses on factors it had deemed immaterial in its offering documents – such as particular statistical information or returns relative to certain benchmarks.  Additionally, style drift poses a particular risk for multiple-manager structures such as Grant Park, since Grant Park may be exposed to particular markets or strategies to a greater extent than was anticipated by the general partner when it assessed the portfolio's risk-return characteristics and allocated assets to certain trading advisors or swap arrangements incorporating reference traders. This may, in turn, result in overlapping strategies or methodologies among various trading advisors or reference traders.  The general partner's sole remedy in the event of a deviation by a trading advisor or reference trader from its offering or other governing documents may be only to cause Grant Park to withdraw capital, subject to any applicable withdrawal restrictions.

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

The success of Grant Park depends on the ability of each of the trading advisors’ and reference traders’ personnel to accurately implement their trading systems, and any failure to do so could subject Grant Park to losses.

Trading advisors’ and reference traders’ computerized trading systems rely on the trading advisors’ and reference traders’ personnel to accurately process the systems’ outputs and execute the transactions specified by the systems. In addition, each trading advisor and reference trader relies on its staff to operate and maintain its computer and communications systems upon which the trading systems rely. Execution and operation of each trading advisor’s and reference trader’s systems is therefore subject to human error. Any failure, inaccuracy or delay in implementing any of the trading advisors’ systems and executing Grant Park’s transactions could impair Grant Park’s ability to identify potential profit opportunities and benefit from them. It could also result in decisions to undertake transactions based on inaccurate or incomplete information, which could cause substantial losses.

Cybersecurity risks could have material adverse effects on Grant Park.

Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future.  The general partner will seek to prevent and mitigate any such incidents but there is no guarantee that it will be successful in such efforts. A cybersecurity incident could have numerous material adverse effects on Grant Park and potentially on its investors.  Such incidents could impair the operations, liquidity and financial condition of Grant Park, amongst other potential threats and risks.  Cyber threats and/or incidents could cause financial costs from the theft of Grant Park assets (including proprietary information and intellectual property) as well as numerous unforeseen costs including, but not limited to:  litigation expenses, preventative and protective costs, remediation costs and costs associated with reputational damage.  Such incidents could also compromise investor personal information and subject such information to the risk of loss or theft.

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

Each trading advisor’s trading activities, including risk management, depends on the integrity and performance of the computer and communications systems supporting it. Extraordinary transaction volume, hardware or software failure, cyber-attack, power or telecommunications failure, natural disaster or other catastrophe could cause any trading advisor’s computer systems to operate at an unacceptably slow speed or even fail. A significant degradation or failure of the systems that a trading advisor uses to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities may result in substantial losses, liability to other parties, lost profit opportunities, harm to the trading advisors’, the reference traders’, the general partner’s and Grant Park’s reputations, increased operational expenses or diversion of technical resources.

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

The Dodd-Frank Act includes provisions that comprehensively regulate the OTC derivatives markets for the first time. The Dodd-Frank Act requires that a substantial portion of OTC derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the applicable clearinghouse, as well as possible CFTC-mandated margin requirements. On December 16, 2015, the CFTC adopted margin requirements for non-cleared OTC derivatives executed by registered swap dealers or major swap participants for which no U.S. federal banking agency is a prudential regulator.  Although Grant Park is not directly subject to these margin requirements, to the extent that Grant Park enters into a non-cleared OTC derivatives transaction with a counterparty subject to such requirements, Grant Park will be indirectly affected since such counterparty will be required to collect margin from or post margin to, as applicable, Grant Park. On or after March 1, 2017, all registered swap entities are required to comply with the variation margin requirements for transactions with other swap entities and financial end user counterparties. By September 1, 2020, all registered swap entities will be required to comply with the initial margin requirements for non-cleared swaps with other swap entities or with all financial end users having a material swaps exposure.

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

In October 2011, the CFTC adopted final regulations under the Dodd-Frank Act that imposed position limits on 28 physical commodity futures and options contracts and on physical commodity swaps that are economically equivalent to such contracts. In September 2012, a district court issued an order that generally vacated such final rules and remanded the matter to the CFTC.  On December 5, 2016, the CFTC reproposed position limits for futures and swaps in the 25 core physical commodity contracts and their “economically equivalent” futures, options and swaps.  If adopted, the proposal would essentially reinstate, with certain changes, the position limit rules that were vacated by the district court in 2012.  The contracts subject to proposal include certain agricultural, metals and energy commodities. Although Grant Park does not currently anticipate these limits will affect Grant Park’s ability to trade, it is possible that the imposition of such proposed limits may in the future have such an effect if the amount of assets Grant Park trades in these instruments increases. If positions in Grant Park were to approach the level of a particular speculative position limit, such limit could cause a modification of certain trading advisors’ investment decisions for Grant Park or force liquidation of certain futures positions.

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

Tax Risks

Partnership treatment is not assured.

Grant Park has received an opinion of counsel, based on factual representations and customary assumptions, to the effect that, under current U.S. federal income tax law, Grant Park will be treated as a partnership for U.S. federal income tax purposes, provided that (a) at least 90% of Grant Park’s annual gross income has previously consisted of and currently consists of “qualifying income” as defined in Section 7704 of the Internal Revenue Code of 1986, as amended, and (b) Grant Park is organized and operated in accordance with its governing agreements and applicable law. The general partner believes it is likely, but not certain, that Grant Park will continue to meet the foregoing test. However, an opinion of counsel is subject to changes in applicable tax laws and is not binding on the Internal Revenue Service, any other taxing authority or any court.

If Grant Park were to be treated as an association or publicly traded partnership taxable as a corporation instead of as a partnership for U.S. federal income tax purposes, (1) its net taxable income would be taxed at corporate income tax rates, thereby substantially reducing its profitability, (2) you would not be allowed to deduct your share of losses, and (3) distributions to you, other than liquidating distributions, would constitute dividends to the extent of Grant Park’s current and accumulated earnings and profits and would be taxable as such.

Your tax liability may exceed your cash distributions.

Cash is distributed to limited partners at the sole discretion of the general partner, and the general partner does not currently intend to distribute cash to limited partners. Limited partners nevertheless will be subject to federal income tax, and in some cases, state, local or foreign income tax, on their share of Grant Park’s net income and gain each year, regardless of whether they redeem any units or receive any cash distributions from Grant Park.

You could owe taxes on your share of Grant Park’s ordinary income despite overall losses.

Gain or loss on domestic futures and options on futures as well as on most foreign currency contracts will generally be taxed as capital gains or losses for U.S. federal income tax purposes. Interest income and other ordinary income earned by Grant Park generally cannot be offset by capital losses. Consequently, you could owe taxes on your allocable share of Grant Park’s ordinary income for a calendar year even if Grant Park reports a net trading loss for that year. Also, particular operating expenses of Grant Park, such as trading advisor consulting and incentive fees, may not be deductible, or may be subject to limitations, for purposes of calculating your federal and/or state and local income tax liability.

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

The U.S. federal income tax laws were recently amended to provide new procedures and rules that will apply in the case of an audit of a partnership for taxable years beginning after December 31, 2017. These procedures and rules generally provide that assessment and collection of additional income taxes will be made at the partnership level rather than at the partner level. As a result, any such income tax assessment would be borne by limited partners that own units of Grant Park at the time of such assessment, which may be different persons, or persons with different ownership percentages, than persons owning units for the tax year at issue.

Tax law changes could affect an investment in Grant Park.

Legislative, regulatory or administrative changes to the tax laws could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect Grant Park and/or its investors.  Tax legislation informally known as the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) was signed into law on December 22, 2017, generally effective for taxable years beginning on or after January 1, 2018.  In addition to modifying income tax rates for individuals and corporations, the 2017 Act made certain changes to the tax treatment of pass-through entities, such as Grant Park.  The individual and collective impact of these changes is uncertain, and may not become evident for some period of time.  The general partner has not determined as of the date of this prospectus whether any change will be necessary in the operation of Grant Park as a result of the 2017 Act.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Grant Park does not own or use any physical properties in the conduct of its business. Its assets currently consist of U.S. and international futures and forward contracts and other interests in commodities, including options contracts on futures, forwards, commodities, spot contracts, security futures contracts, swap contracts, mutual funds, exchange-traded funds and fixed income products. Grant Park’s main office is located at 555 West Jackson Boulevard, Suite 600, Chicago, Illinois 60661.

ITEM 3. LEGAL PROCEEDINGS

Grant Park is not a party to any pending material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for any of Grant Park’s units. All units may be transferred or redeemed subject to the conditions imposed by Grant Park’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”). As of January 31, 2018 there were 48 Class A unit holders, 2,968 Class B unit holders, 28 Legacy 1 Class unit holders, 8 Legacy 2 Class unit holders, 1,032 Global 1 Class unit holders, 45 Global 2 Class unit holders, 126 Global 3 Class unit holders, and 6,257.91 Class A units, 83,052.54 Class B units, 1,351.35 Legacy 1 Class units, 482.22 Legacy 2 Class units, 30,446.04 Global 1 Class units, 1,301.49 Global 2 Class units and 7,047.77 Global 3 Class units outstanding.

Dearborn Capital Management, L.L.C., as Grant Park’s general partner, has sole discretion in determining what distributions, if any, Grant Park will make to its unit holders. Grant Park has not made any such distributions as of the date hereof. The general partner does not intend to make any distributions of Grant Park’s assets.

Class A and Class B units are no longer being offered. Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. Sales of the Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class, units during the fourth quarter 2017 were as follows:

Units	October	November	December

Legacy 1 Class Units
Units sold	—	—	—
Net asset value	$792.40	$848.64	$841.97
Legacy 2 Class Units
Units sold	—	—	—
Net asset value	$774.34	$829.12	$822.45
Global 1 Class Units
Units sold	174.36	1,173.73	8.36
Net asset value	$785.97	$842.13	$835.64
Global 2 Class Units
Units sold	—	—	—
Net asset value	$769.88	$824.72	$818.37
Global 3 Class Units
Units sold	—	—	—
Net asset value	$663.96	$710.22	$703.73

The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Issuer Purchases of Equity Securities

The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed from Grant Park during the three months ended December 31, 2017.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)
	Unit		Unit		Unit		Unit		Unit		Unit		Unit

10/01/2017 through 10/31/2017	296.65	$1,062.70	2,963.02	$868.29	39.06	$848.64	0.00	$829.12	1,744.43	$842.13	201.50	$824.72	587.75	$710.22	5,832.41	(2)
11/01/2017 through 11/30/2017	215.37	$1,052.33	2,440.95	$859.36	41.70	$841.97	0.00	$822.45	1,642.11	$835.64	234.54	$818.37	2,351.49	$703.73	6,926.16	(2)
12/01/2017 through 12/31/2017	0.00	$1,050.40	1,518.41	$857.37	9.56	$842.06	0.00	$822.36	882.30	$835.42	15.28	$818.12	111.27	$702.50	2,536.82	(2)
Total	512.02	$1,058.34	6,922.38	$862.75	90.32	$844.86	0.00	$824.64	4,268.84	$838.25	451.32	$821.20	3,050.51	$704.94	15,295.39	(2)
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

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data of Grant Park as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 is derived from the consolidated financial statements that have been audited by RSM US LLP (formerly McGladrey LLP through October 26, 2015), Grant Park’s independent registered public accountant. This financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and with Grant Park’s consolidated financial statements and the notes thereto, included elsewhere in this Annual Report on Form 10-K. Results from past periods are not necessarily indicative of results that may be expected for any future period.

	As of and For the Year Ended December 31,
	2017	2016	2015	2014	2013
Total assets	$116,298,655	$170,589,898	$221,473,281	$312,623,935	$469,547,488
Total partners’ capital	113,483,622	165,364,938	213,734,839	298,529,188	447,372,009
Total trading gains (losses)	1,001,345	10,689,956	(17,036,253)	40,669,581	10,123,922
Interest income	1,057,222	1,316,496	1,280,436	1,103,332	1,325,299
Dividend income	501,762	—	—	—	—
Total expenses	7,379,857	11,342,814	17,587,313	28,319,063	35,812,050
Net income (loss)	(4,819,528)	663,638	(33,343,130)	13,453,850	(24,362,829)
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:

General Partner & Limited Partner Class A Units	(33.85)	(8.55)	(154.77)	77.91	(46.71)

General Partner & Limited Partner Class B Units	(33.37)	(13.39)	(134.71)	59.42	(45.55)

General Partner & Limited Partner Legacy 1 Class Units	(7.29)	11.81	(97.61)	74.39	(15.34)

General Partner & Limited Partner Legacy 2 Class Units	(9.19)	9.36	(98.07)	72.50	(16.84)

General Partner & Limited Partner Global 1 Class Units	(3.40)	21.11	(95.53)	78.00	(10.28)

General Partner & Limited Partner Global 2 Class Units	(5.07)	20.16	(95.66)	75.24	(12.04)

General Partner & Limited Partner Global 3 Class Units	(16.86)	5.70	(98.81)	56.44	(23.87)

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents Grant Park’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2017 and 2016, which is unaudited. However, in the opinion of Grant Park, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been made. Interim results are subject to significant seasonal variations and are not indicative of the results of operations to be expected for a full fiscal year.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2017	2017	2017	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total trading gains (losses)	$336,791	$(7,293,926)	$256,752	$7,701,728
Net income (loss)	(1,557,678)	(8,977,217)	(1,105,356)	6,820,723
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:

General Partner & Limited Partner Class A Units	(11.11)	(68.08)	(10.88)	56.22
General Partner & Limited Partner Class B Units	(10.57)	(57.18)	(10.24)	44.62
General Partner & Limited Partner Legacy 1 Class Units	(3.84)	(49.05)	(4.06)	49.66
General Partner & Limited Partner Legacy 2 Class Units	(4.28)	(48.48)	(4.45)	48.02
General Partner & Limited Partner Global 1 Class Units	(3.32)	(46.65)	(2.88)	49.45
General Partner & Limited Partner Global 2 Class Units	(3.77)	(46.23)	(3.31)	48.24
General Partner & Limited Partner Global 3 Class Units	(6.43)	(43.18)	(5.79)	38.54
Net asset value per unit:
General Partner & Limited Partner Class A Units	1,073.14	1,005.06	994.18	1,050.40
General Partner & Limited Partner Class B Units	880.17	822.99	812.75	857.37
General Partner & Limited Partner Legacy 1 Class Units	845.51	796.46	792.40	842.06
General Partner & Limited Partner Legacy 2 Class Units	827.27	778.79	774.34	822.36
General Partner & Limited Partner Global 1 Class Units	835.50	788.85	785.97	835.42
General Partner & Limited Partner Global 2 Class Units	819.42	773.19	769.88	818.12
General Partner & Limited Partner Global 3 Class Units	712.93	669.75	663.96	702.50

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2016	2016	2016	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total trading gains (losses)	$12,276,680	$4,073,452	$(3,739,683)	$(1,920,493)
Net income (loss)	9,294,494	1,356,090	(6,064,548)	(3,922,398)
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:

General Partner & Limited Partner Class A Unit	45.01	7.90	(37.22)	(24.24)
General Partner & Limited Partner Class B Unit	35.70	4.47	(32.18)	(21.38)
General Partner & Limited Partner Legacy 1 Class Unit	38.95	10.68	(23.85)	(13.97)
General Partner & Limited Partner Legacy 2 Class Unit	37.75	9.75	(23.91)	(14.23)
General Partner & Limited Partner Global 1 Class Unit	41.52	14.32	(22.68)	(12.05)
General Partner & Limited Partner Global 2 Class Unit	40.86	14.37	(22.60)	(12.47)
General Partner & Limited Partner Global 3 Class Unit	33.49	9.46	(23.15)	(14.10)
Net asset value per unit:
General Partner & Limited Partner Class A Unit	1,137.81	1,145.71	1,108.49	1,084.25
General Partner & Limited Partner Class B Unit	939.83	944.30	912.12	890.74
General Partner & Limited Partner Legacy 1 Class Unit	876.49	887.17	863.32	849.35
General Partner & Limited Partner Legacy 2 Class Unit	859.94	869.69	845.78	831.55
General Partner & Limited Partner Global 1 Class Unit	859.23	873.55	850.87	838.82
General Partner & Limited Partner Global 2 Class Unit	843.89	858.26	835.66	823.19
General Partner & Limited Partner Global 3 Class Unit	747.15	756.61	733.46	719.36

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 11, LLC (“GP 11”)   GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)

GP 4, LLC (“GP 4”)   GP 9, LLC (“GP 9”)   GP 17, LLC (“GP 17”)

There were no assets allocated to GP 3 as of December 31, 2017. GP 6, LLC and GP 15, LLC were closed in July 2017.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors or through swap transactions based on reference programs of certain reference traders. Amplitude Capital International Limited, EMC Capital Advisors LLC, Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Revolution Capital Management LLC and Transtrend B.V. serve as Grant Park’s commodity trading advisors. Grant Park obtains the equivalent of net profits or net losses generated by H2O AM LLP and Winton Capital Management Limited as reference traders through off-exchange swap transactions and does not allocate assets to H2O or Winton directly. Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of December 31, 2017, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors Amplitude, EMC, Lynx, Quantica, Rabar, RCM and Transtrend, and the swap transactions through which Winton and H2O are reference traders are similarly within this range. No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor or reference trader. The general partner may terminate or replace the trading advisors and/or enter into swap transactions related to the performance of reference traders or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of December 31, 2017:

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

The general partner may, in its sole discretion, reallocate assets among the trading advisors upon termination of a trading advisor or retention of any new trading advisors or entry into new swap arrangements, or at the commencement of any month.

Critical Accounting Policies

Grant Park’s most significant accounting policy is the valuation of its assets invested in U.S. and international futures and forward contracts, options contracts, swap transactions, other interests in commodities, mutual funds, exchange-traded funds and fixed income products. The majority of these investments are exchange-traded contracts, valued based upon exchange settlement prices. The remainder of its investments are non-exchange-traded contracts with valuation of those investments based on quoted forward spot prices, swap transactions with the valuation based on daily price reporting from the swap counterparty, and fixed income products, including securities of U.S. Government-sponsored enterprises, corporate bonds and commercial paper, which are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market. With the valuation of the investments easily obtained, there is little or no judgment or uncertainty involved in the valuation of investments, and accordingly, it is unlikely that materially different amounts would be reported under different conditions using different but reasonably plausible assumptions.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Grant Park’s significant accounting policies are described in detail in Note 1 of the consolidated financial statements.

Grant Park is the sole member of each of the Trading Companies. The Trading Companies, in turn, are the only members of GP Cash Management, LLC. Grant Park presents consolidated financial statements which include the accounts of the Trading Companies and GP Cash Management, LLC. All material inter-company accounts and transactions are eliminated in consolidation.

Valuation of Financial Instruments

Grant Park follows the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. Grant Park utilizes valuation techniques that are consistent with the market approach per the requirement of ASC 820 for the valuation of futures (exchange traded) contracts, forward (non-exchange traded) contracts, option contracts, swap transactions, other interests in commodities, mutual funds, exchange-traded funds and fixed income products. FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Grant Park records all investments at fair value in the financial statements. Changes in fair value from the prior period are recorded as unrealized gain or losses and are reported in the consolidated statement of operations. Fair value of exchange-traded futures contracts, options on futures contracts and exchange-traded funds are based upon exchange settlement prices. Grant Park values forward contracts and options on forward contracts based on the average bid and ask price of quoted forward spot prices obtained. U.S. Government securities, securities of U.S. Government-sponsored enterprises, corporate bonds and commercial paper are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market. Grant Park compares market prices quoted by dealers to the cost plus accrued interest to ensure a reasonable approximation of fair value. Grant Park values bank deposits at face value plus accrued interest, which approximates fair value. The investment in the total return swap is reported at fair value based on daily price reporting from the swap counterparty, which uses exchange prices to value most futures positions and the remaining positions are valued using proprietary pricing models of the counterparty.  The investment in mutual funds is reported at fair value based on quoted market prices as of the last day of the reporting period.

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest and dividend income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the years ended December 31, 2017, 2016, and 2015, are set forth in the table below:

	2017	2016	2015
Total return – Class A Units	(3.1)%	(0.8)%	(12.4)%
Total return – Class B Units	(3.7)%	(1.5)%	(13.0)%
Total return – Legacy 1 Class Units	(0.9)%	1.4%	(10.4)%
Total return – Legacy 2 Class Units	(1.1)%	1.1%	(10.7)%
Total return – Global 1 Class Units	(0.4)%	2.6%	(10.5)%
Total return – Global 2 Class Units	(0.6)%	2.5%	(10.6)%
Total return – Global 3 Class Units	(2.3)%	0.8%	(12.2)%

Grant Park’s total net asset value at December 31, 2017, 2016, and 2015 was $113.5 million, $165.4 million, and $213.7 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding the swap transactions, for each of the years ended December 31, 2017, 2016, and 2015.

	% Gain (Loss)
	Year Ended
	December 31,
	2017	2016	2015

Agriculturals	(2.1)%	0.6%	(2.7)%
Currencies	(2.9)	(1.3)	(0.5)
Energy	(4.1)	(2.5)	3.5
Interest rates	(7.5)	11.9	(0.3)
Meats	0.2	(0.1)	—
Metals	(1.7)	(1.4)	(0.2)
Soft commodities	0.2	(0.5)	(0.7)
Stock indices	21.0	2.5	(4.7)
Forward Currency Contracts	(2.1)	0.2	(1.0)

Total	1.0%	9.4%	(6.6)%

Year ended December 31, 2017

Grant Park's overall performance was negative for 2017.

Grant Park registered losses in the first quarter as gains in the equities sector were offset by losses in the energies, fixed income and currencies sectors. Fixed income markets remained under pressure as the bond market reversed direction as investor expectations diverged on how quickly the Federal Reserve would raise interest rates. The 10-year U.S. Treasury yield rose, while the Japanese and Eurozone central banks decided to forgo short-term bond purchases in order to steepen the interest-rate yield curve. Equities investors remained optimistic about tax reform, economic policy, and generally positive economic indicators.

Performance in the second quarter was negative as gains in the equities sector were offset by losses in the energies, metals, fixed income, and currencies sectors.  Grant Park’s short positions in the euro and British pound lost value as the uncertain outcome of elections in France and the ongoing Brexit negotiations increased volatility and caused prices to spike across markets.  In the energy markets, prices fell due to high inventory, but then prices rallied in reaction to OPEC’s decision to continue production cuts.  Central bankers in the U.S. and Europe indicated their commitment to normalizing monetary policy, raising interest rates and reducing accommodative policies; these announcements created a strong downward bias in the global stock indices and interest rates markets, which moved against Grant Park’s long exposure.

The third quarter’s performance was negative as gains in the metals, currencies and equities sectors were offset with losses in the energies, agriculturals and fixed income sectors.  Long exposure to fixed income suffered as prices fell in anticipation central banks would continue to tighten monetary policy and as the U.S. Federal Reserve announced it would gradually reduce its expanded balance sheet.  Grant Park’s short positions in the U.S. dollar and long positions in the euro and Canadian dollar profited as the U.S. dollar continued to weaken against the euro and other major currencies.  Long positions in equities added to gains as equities posted new highs and volatility fell to an all-time low due to strong economic reports and stronger-than-expected corporate earnings.

The fourth quarter's performance was positive with gains in energies and equities slightly offset by losses in currencies.  Grant Park benefitted as crude oil prices rose to two-year highs due to lower-than-expected output.  Equity markets continued to rally on strong economic data and after the Federal Reserve raised rates and Congress cut taxes for individuals and corporations.  Grant Park’s short positions in the U.S. dollar registered losses when the dollar strengthened in comparison to European currencies due to the increased confidence the Federal Reserve will execute a deliberate process for raising interest rates.

For the year ended December 31, 2017, Grant Park had a negative return of 3.1% for the Class A units, a negative return of 3.7% for the Class B units, a negative return of 0.9% for the Legacy 1 Class units, a negative return of 1.1% for the Legacy 2 Class units, a negative return of 0.4% for the Global 1 Class units, a negative return of 0.6% for the Global 2 Class units, and a negative return of 2.3% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 1.0%, which were increased by gains of approximately 1.7% from swap transactions and increased by approximately 1.4% from interest and dividend income. These trading gains were decreased by approximately 6.9% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park. An analysis of the 1.0% trading gains by sector is as follows:

% Gain (Loss)

Agriculturals	(2.1)%
Currencies	(2.9)
Energy	(4.1)
Interest rates	(7.5)
Meats	0.2
Metals	(1.7)
Soft commodities	0.2
Stock indices	21.0
Forward Currency Contracts	(2.1)

Total	1.0%

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

For the year ended December 31, 2016, Grant Park had a negative return of 0.8% for the Class A units, a negative return of 1.5% for the Class B units, a positive return of 1.4% for the Legacy 1 Class units, a positive return of 1.1% for the Legacy 2 Class units, a positive return of 2.6% for the Global 1 Class units, a positive return of 2.5% for the Global 2 Class units, and a positive return of 0.8% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 9.4%, which were decreased by losses of approximately 1.2% from swap transactions and increased by approximately 0.8% from interest income. These trading gains were decreased by approximately 9.3% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park. An analysis of the 9.4% trading gains by sector is as follows:

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

Grant Park maintains a portion of its assets at its clearing brokers as well as at Lake Forest Bank & Trust Company. These assets, which may range from 5% to 35% of Grant Park’s value, are held in cash, U.S. Treasury securities and/or securities of Government-sponsored enterprises. The balance of Grant Park’s assets, which range from 65% to 95%, are invested in investment grade money market instruments and exchange-traded funds purchased and managed by Middleton Dickinson Capital Management, LLC which are held in a separate account in the name of GP Cash Management, LLC and custodied at State Street Bank and Trust Company or are invested in mutual funds. Violent fluctuations in prevailing interest rates or changes in other economic conditions could cause mark-to-market losses on Grant Park’s cash management income.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of December 31, 2017 and 2016 and the trading gains/losses by market category for the years ended December 31, 2017 and 2016. All open position trading risk exposures of Grant Park, except for the swap transactions, have been included in calculating the figures set forth below. As of December 31, 2017, Grant Park’s net asset value was approximately $113.5 million. As of December 31, 2016, Grant Park’s net asset value was approximately $165.4 million.

	December 31, 2017
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.4%	21.0%
Energy	0.4	(4.1)
Agriculturals/softs/meats	0.3	(1.7)
Interest rates	0.3	(7.5)
Metals	0.3	(1.7)
Currencies & Forward Currency Contracts	0.1	(5.0)

Aggregate/Total	0.9%	1.0%

	December 31, 2016
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.8%	2.5%
Currencies & Forward Currency Contracts	0.6	(1.1)
Energy	0.3	(2.5)
Agriculturals/softs/meats	0.2	-
Interest rates	0.2	11.9
Metals	0.2	(1.4)

Aggregate/Total	1.2%	9.4%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of December 31, 2017, by market sector.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in the G-7 countries, as well as other jurisdictions, including Australia, the Eurozone, Hong Kong, Malaysia, Mexico, Poland, Singapore, South Africa, Sweden, Taiwan, Thailand and Turkey.  The stock index futures contracts currently traded by Grant Park are futures on broadly-based indices and on narrow-based stock index or single-stock futures contracts.  As of December 31, 2017, Grant Park was predominantly long equities in Australia, the Eurozone, Hong Kong, Japan, Malaysia, Poland, Singapore, Taiwan, Thailand, Turkey, Sweden, the U.K., the U.S., Canada and South Africa.

Energy

Grant Park’s primary energy market risk exposure is due to gas and oil price movements, often resulting from political developments in the Middle East, Nigeria, Russia, and South America.  As of December 31, 2017, in the energy market Grant Park had long exposure to Brent crude, carbon emission, crude oil, heating oil, gas oil, new gasoline, coal and NY harbor RBOB gas and short exposures to natural gas.  Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in these markets.

Agriculturals/Softs/Meats

Grant Park’s primary commodities risk exposure is driven by agricultural price movements, which are often directly affected by severe or unexpected weather conditions as well as other factors.  As of December 31, 2017, in the agriculturals/softs/meats markets, Grant Park had long exposure to cotton, feeder cattle, live cattle, lean hogs, lumber, oats, soybean meal and Grant Park had short exposure to canola (rapeseed), cocoa, coffee, corn, crude palm oil, milk, milling wheat, wheat, orange juice, rough rice, rubber, soybeans, soybean oil, white maize and sugar.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia and New Zealand.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of December 31, 2017, Grant Park held long positions for interest rate instruments in Canada, Germany, Japan, New Zealand, Australia, U.K. and the Eurozone and was short interest rate instruments in the U.S. and Switzerland.

Metals

Grant Park’s metals market risk exposure is due to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, lead, copper, tin, nickel, palladium and zinc. As of December 31, 2017, in the metals sector Grant Park had long positions in gold, aluminum, copper, lead, iron ore, nickel, palladium and zinc and short positions in silver, tin and platinum.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of December 31, 2017, Grant Park was long the U.S. dollar against the British Pound, euro, Japanese yen and Swiss franc and was short the U.S. dollar against the Australian, Canadian, and New Zealand dollars.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of December 31, 2017.

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

The general partner monitors Grant Park’s performance and the concentration of its open positions and consults with the trading advisors concerning Grant Park’s overall risk profile. If the general partner felt it necessary to do so, the general partner could require the trading advisors to close out individual positions as well as enter positions traded on behalf of Grant Park. However, any intervention would be a highly unusual event. Approximately 10% to 20% of Grant Park’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. The general partner primarily relies on the trading advisors’ own risk control policies while maintaining a general supervisory overview of Grant Park’s market risk exposures. The trading advisors apply their own risk management policies to their trading. The trading advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The trading advisors’ research of risk management often suggests ongoing modifications to their trading programs.

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

Under the supervision and with the participation of the general partner’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Grant Park’s internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, the general partner concluded that Grant Park’s internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

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

Mr. Kavanagh, president of Dearborn Capital Management, L.L.C., 62, has been responsible for overseeing all operations and activities of the general partner since its formation. Commencing in October 1998, Mr. Kavanagh also became president, a principal and an associated person of Dearborn Capital Brokers Ltd., an independent introducing broker. From 1983 to 2003, Mr. Kavanagh was a member in good standing of the Chicago Board of Trade. Between 1983 and October 1998, Mr. Kavanagh served as an institutional salesman in the financial futures area on behalf of Refco and Conti Commodity Services, Inc., which was acquired by Refco in 1984. His clients included large hedge funds and financial institutions. Between October 1998 and October 2011, Mr. Kavanagh performed introducing brokerage services from time to time for MF Global Inc., a former futures commission merchant, through Dearborn Capital Brokers. He has also been an owner since May 2012 of a greater than 10% interest in an unregistered proprietary trading firm and has provided occasional consulting services to this firm since May 2012. Neither Dearborn Capital Brokers nor Mr. Kavanagh provides brokerage services to Grant Park’s trading account. In the past, from time to time Mr. Kavanagh has provided brokerage services to Financial Consortium International LLC, a registered introducing broker, commodity pool operator and broker-dealer, since October 1999. In 1980, Mr. Kavanagh received an MBA from the University of Notre Dame, and in 1978 graduated with a B.S. in business administration from John Carroll University.

Mr. Meehan, chief operating officer of the general partner, 62, is primarily responsible for the day to day operations of the general partner. Mr. Meehan became listed as a principal of the general partner effective January 2009. Prior to joining the general partner in April 2008, Mr. Meehan was a member of the senior executive team at Houghton Mifflin Company in Boston, MA, beginning in March 1999. His assignments focused on leading technology and operational organizations and included a three year assignment as the President of the business unit that was the largest provider of professional testing and licensure services to state regulatory agencies in the United States. He also served as the Chief Information/Technology Officer of the company for three years, responsible for directing an annual technology portfolio in excess of $100 million. Mr. Meehan began his career as a commissioned officer in the United States Marine Corps, retiring after 20 years in the grade of Lieutenant Colonel. He received B.A. degree from John Carroll University, an MBA from Webster University and holds Series 3, 22, 31, and 63 licenses.

Ms. O’Rourke, chief financial officer of the general partner, 52, is responsible for financial reporting and compliance issues. Prior to joining the general partner in May 2003, Ms. O’Rourke was employed as assistant vice president at MetLife Investors Life Insurance Company from 1992 to September 2001. Before that, Ms. O’Rourke was employed as a tax senior at KPMG LLP (formerly KPMG Peat Marwick LLP) from 1987 to 1991. Ms. O’Rourke is a certified public accountant. She received a B.B.A. in accounting from the University of Notre Dame in 1987 and received a M.S. in Taxation from DePaul University in 1996.

Code of Ethics

Grant Park has not adopted a code of ethics because it does not have any officers or employees. The general partner of Grant Park has adopted a Code of Ethics for all employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC. Grant Park does not have any directors or officers. However, the officers of Grant Park’s general partner, as well as the general partner itself, file such notices regarding their beneficial ownership in Grant Park, if any. Grant Park believes that for 2017, all required filings were timely filed by each of these persons.

ITEM 11. EXECUTIVE COMPENSATION

Grant Park has no directors or officers. Its affairs are managed by Dearborn Capital Management, L.L.C., its general partner, which receives compensation for its services from Grant Park, as follows:

Effective January 1, 2014, Class A units pay the general partner a monthly brokerage charge equal to a rate of 0.583%, a rate of 7.00% annually, of Class A’s month end net assets. Class B units pay the general partner a monthly brokerage charge equal to a rate of 0.6208%, a rate of 7.45% annually, of Class B’s month-end net assets. Legacy 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3750%, a rate of 4.50% annually, of Legacy 1’s month-end net assets. Legacy 2 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3958%, a rate of 4.75% annually, of Legacy 2’s month-end net assets. Global 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3292%, a rate of 3.95% annually, of Global 2’s month-end net assets. Global 2 units pay the general partner a monthly brokerage charge equal to a rate of 0.3500%, a rate of 4.20% annually, of Global 2’s month-end net assets. Global 3 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.4958%, a rate of 5.95% annually, of Global 3’s month-end net assets. The brokerage charge reimbursement paid to the general partner amounted to $8,257,849 for the year ended December 31, 2017, $12,412,953 for the year ended December 31, 2016 and $17,572,597 for the year ended December 31, 2015.

Prior to January 1, 2014, Class A units paid the general partner a monthly brokerage charge equal to a rate of 0.625%, a rate of 7.50% annually, of Class A’s month end net assets. Class B units paid the general partner a monthly brokerage charge equal to a rate of 0.6625%, a rate of 7.95% annually, of Class B’s month-end net assets. Legacy 1 Class units paid the general partner a monthly brokerage charge equal to a rate of 0.4167%, a rate of 5.00% annually, of Legacy 1’s month-end net assets. Legacy 2 Class units paid the general partner a monthly brokerage charge equal to a rate of 0.4375%, a rate of 5.25% annually, of Legacy 2’s month-end net assets. Global 1 Class units paid the general partner a monthly brokerage charge equal to a rate of 0.3708%, a rate of 4.45% annually, of Global 2’s month-end net assets. Global 2 units paid the general partner a monthly brokerage charge equal to a rate of 0.3917%, a rate of 4.70% annually, of Global 2’s month-end net assets. Global 3 Class units paid the general partner a monthly brokerage charge equal to a rate of 0.5375%, a rate of 6.45% annually, of Global 3’s month-end net assets.

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

Grant Park pays the general partner the brokerage charge, which is based on a fixed percentage of net assets, regardless of whether actual transaction costs were less than or exceeded this fixed percentage  or whether the number of trades significantly increases. For the Legacy 1 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $21.36 based on the average trading activity of the Legacy 1 Class units’ trading advisors for the last three calendar years and assuming current allocations to the trading advisors.

For the Legacy 2 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $21.91 based on the average trading activity of the Legacy 2 Class units’ trading advisors for the last three calendar years and assuming current allocations to the trading advisors.

For the Global 1 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $17.67 based on the average trading activity of the Global 1 Class units’ trading advisors for the last three calendar years and assuming current allocations.

For the Global 2 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $19.63 based on the average trading activity of the Global 2 Class units’ trading advisors for the last three calendar years and assuming current allocations.

For the Global 3 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $26.80 based on the average trading activity of the Global 3 Class units’ trading advisors for the last three calendar years and assuming current allocations of net assets to the trading advisors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Grant Park has no officers or directors. Its affairs are managed by its general partner, Dearborn Capital Management, L.L.C. Set forth in the table below is information regarding the beneficial ownership of the general partner and the officers of the general partner in Grant Park as of January 31, 2018.

				Number of		Number of		Number of		Number of		Number of
	Number of		Number of	Legacy 1		Legacy 2		Global 1		Global 2		Global 3
	Class A		Class B	Class		Class		Class		Class		Class	Number of
	Limited		Limited	Limited		Limited		Limited		Limited		Limited	General
	Partnership		Partnership	Partnership		Partnership		Partnership		Partnership		Partnership	Partnership
Name	Units		Units	Units		Units		Units		Units		Units	Units
Dearborn Capital
Management, LLC	276.610		-	516.717		236.818		422.978		208.625		-	184.639
David M. Kavanagh	276.610	(1)	-	516.717	(1)	236.818	(1)	422.978	(1)	208.625	(1)	-	184.639	(1)
Patrick J. Meehan	-		-	185.117		-		50.000		-		-
Maureen O’Rourke	-		-	41.067		-		41.359		-		-

			Percentage of	Percentage of	Percentage of	Percentage of	Percentage of
	Percentage of	Percentage of	Outstanding	Outstanding	Outstanding	Outstanding	Outstanding
	Outstanding	Outstanding	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Class A	Class B	Class	Class	Class	Class	Class	Percentage of
	Limited	Limited	Limited	Limited	Limited	Limited	Limited	General
	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership
Name	Units	Units	Units	Units	Units	Units	Units	Units
Dearborn Capital
Management, LLC	4.44%	-	39.93%	51.94%	1.39%	16.32%	-	100.00%
David M. Kavanagh	4.44%	-	39.93%	51.94%	1.39%	16.32%	-	100.00%
Patrick J. Meehan	-	-	14.31%	-	0.16%	-	-	-
Maureen O’Rourke	-	-	3.17%	-	0.14%	-	-	-
(1)	Represents units directly held by Dearborn Capital Management, L.L.C., the general partner of Grant Park. The manager of Dearborn Capital Management, L.L.C. is Mr. Kavanagh.

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

Pursuant to the advisory contract EMC Capital Management, Inc. entered into with Grant Park, the general partner and the respective trading company in 2009, which was assigned to EMC Capital Advisors, LLC in October 2013, the general partner, on behalf of Grant Park, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period.  For the year ended December 31,

2017, EMC was paid approximately $235,600 in consulting fees and $0 in incentive fees. All allocations to Grant Park’s trading advisors, including EMC, are reviewed and approved by the general partner and all fees are paid to Grant Park’s trading advisors in accordance with each advisory contract by and among Grant Park, the general partner, the respective trading company and such trading advisor.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to Grant Park for professional audit services provided by RSM US LLP, Grant Park’s independent registered public accountant, for the audit of Grant Park’s annual financial statements for the years ended December 31, 2017 and 2016, and fees billed for other professional services rendered by RSM US LLP during those years.

Fee Category	2017	2016
Audit Fees(1)	$150,500	$140,050
Audit-Related Fees	—	—
Tax Fees(2)	7,500	7,000
All Other Fees	—	—
Total Fees	$158,000	$147,050
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

The Audit Committee of Grant Park’s general partner, Dearborn Capital Management, L.L.C., pre-approves all audit and permitted non-audit services of Grant Park’s independent accountants, including all engagement fees and terms. The Audit Committee of the general partner approved all the services provided by RSM US LLP during 2017 and 2016 to Grant Park described above. The Audit Committee and Grant Park has determined that the payments and nature of services made to RSM US LLP for these services during 2017 and 2016 are compatible with maintaining that firm’s independence.

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

101.1

The following financial statements from Grant Park’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

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

INDEX TO FINANCIAL STATEMENTS

Grant Park Futures Fund Limited Partnership

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Grant Park Futures Fund Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedule of investments, of Grant Park Futures Fund Limited Partnership (the “Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations and changes in partners’ capital (net asset value) for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Partnership’s auditor since 2003.

Chicago, Illinois

March 2, 2018

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

December 31, 2017 and 2016

	December 31,	December 31,
	2017	2016
Assets
Equity in brokers' trading accounts:
Cash	$29,435,769	$31,854,126
Net unrealized gain (loss) on open futures contracts	2,644,659	2,279,924
Net unrealized gain (loss) on open forward currency contracts	25,627	705
Net unrealized gain (loss) on open swap contracts	1,179,312	(734,698)
Total equity in brokers' trading accounts	33,285,367	33,400,057
Cash and cash equivalents	8,358,825	49,647,370
Securities owned, at fair value (cost $74,547,232 and $87,212,372, respectively)	74,642,951	87,511,963
Interest and dividend receivable, net	11,512	30,508
Total assets	$116,298,655	$170,589,898
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$563,127	$858,221
Accrued incentive fees	68,968	128,365
Organization and offering costs payable	27,937	41,026
Accrued operating expenses	24,331	35,530
Redemptions payable to limited partners	2,130,670	4,161,818
Total liabilities	2,815,033	5,224,960
Partners' Capital (Net Asset Value)
General Partner
Class A (307.34 units outstanding at both December 31, 2017 and December 31, 2016)	322,836	333,239
Legacy 1 Class (574.13 units outstanding at both December 31, 2017 and December 31, 2016)	483,449	487,634
Legacy 2 Class (263.13 units outstanding at both December 31, 2017 and December 31, 2016)	216,389	218,807
Global 1 Class (469.97 and 924.77 units outstanding at December 31, 2017 and December 31, 2016, respectively)	392,629	775,716
Global 2 Class (231.81 units outstanding at both December 31, 2017 and December 31, 2016 )	189,644	190,820

Limited Partners
Class A (6,818.01 and 8,520.61 units outstanding at December 31, 2017 and December 31, 2016, respectively)	7,161,658	9,238,467
Class B (84,494.74 and 111,286.78 units outstanding at December 31, 2017 and December 31, 2016, respectively)	72,443,010	99,127,541
Legacy 1 Class (777.22 and 942.38 units outstanding at December 31, 2017 and December 31, 2016, respectively)	654,458	800,410
Legacy 2 Class (219.09 and 300.83 units outstanding at December 31, 2017 and December 31, 2016, respectively)	180,172	250,158
Global 1 Class (30,151.86 and 39,439.76 units outstanding at December 31, 2017 and December 31, 2016, respectively)	25,189,596	33,082,784
Global 2 Class (1,069.68 and 2,264.59 units outstanding at December 31, 2017 and December 31, 2016, respectively)	875,122	1,864,195
Global 3 Class (7,650.73 and 26,405.78 units outstanding at December 31, 2017 and December 31, 2016, respectively)	5,374,659	18,995,167
Total partners' capital (net asset value)	113,483,622	165,364,938
Total liabilities and partners' capital (net asset value)	$116,298,655	$170,589,898

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2017

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(11,912)	(0.01)%	$149,021	0.13%	$137,109	0.12%
Currencies	$391,917	0.35%	$(65,662)	(0.06)%	$326,255	0.29%
Energy	$1,144,493	1.01%	$(98,244)	(0.09)%	$1,046,249	0.92%
Interest rates	$19,476	0.02%	$274,668	0.24%	$294,144	0.26%
Meats	$30,083	0.03%	$963	—%	$31,046	0.03%
Metals	$497,533	0.44%	$(111,735)	(0.10)%	$385,798	0.34%
Soft commodities	$217,286	0.19%	$(23,266)	(0.02)%	$194,020	0.17%
Stock indices and single stock futures	$355,178	0.31%	$(41,722)	(0.03)%	$313,456	0.28%
Total U.S. Futures Positions	$2,644,054		$84,023		$2,728,077

Foreign Futures Positions:
Agriculturals	$—	—%	$13,080	0.01%	$13,080	0.01%
Currencies	$19,742	0.02%	$47,586	0.04%	$67,328	0.06%
Energy	$(484)	—%	$—	—%	$(484)	—%
Interest rates	$(580,554)	(0.51)%	$(53,365)	(0.05)%	$(633,919)	(0.56)%
Metals	$922,460	0.81%	$(672,078)	(0.59)%	$250,382	0.22%
Soft commodities	$—	—%	$15,274	0.01%	$15,274	0.01%
Stock indices	$153,925	0.14%	$50,996	0.04%	$204,921	0.18%
Total Foreign Futures Positions	$515,089		$(598,507)		$(83,418)
Total Futures Contracts	$3,159,143	2.78%	$(514,484)	(0.45)%	$2,644,659	2.33%

Forward Contracts *
Currencies	$179,608	0.16%	$(153,981)	(0.14)%	$25,627	0.02%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$56,614	0.05%	$—	—%	$56,614	0.05%
Deutsche Bank total return swap, Termination date July 1, 2020	$1,122,698	0.99%	$—	—%	$1,122,698	0.99%
Total Swap Contracts	$1,179,312	1.04%	$—	—%	$1,179,312	1.04%

Total Futures, Forward and
Swap Contracts	$4,518,063	3.98%	$(668,465)	(0.59)%	$3,849,598	3.39%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2017

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$38,000,000	10/15/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$38,103,115	33.58%
$19,000,000	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	$19,067,301	16.80%
$2,500,000	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$2,512,825	2.21%
	Total U.S. Government-sponsored enterprises (cost $59,497,750)		$59,683,241	52.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,000,000	2/16/2018	American Honda Finance Co, 1.5%	$2,012,166	1.77%
$2,000,000	2/1/2018	Wells Fargo & Company, 1.7%	$2,054,557	1.81%
	Total U.S. Corporate bonds (cost $4,040,501)		$4,066,723	3.58%

U.S. Mutual fund

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
689,730	Grant Park Absolute Return Fund - Class I (cost $7,779,984)	$7,683,587	6.77%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
110,000	Exchange-traded funds (cost $3,228,997) **	$3,209,400	2.83%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $74,547,232)	$74,642,951	65.77%

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

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$3,217,037	$13,721,540	$(1,421,184)
Change in unrealized	364,735	1,452,328	(10,721,873)
Commissions	(2,001,485)	(2,904,046)	(3,977,978)
Net gains (losses) from futures trading	1,580,287	12,269,822	(16,121,035)

Net gain (loss) from forward trading
Realized	(2,396,861)	84,586	(2,018,078)
Change in unrealized	24,922	241,364	(59,436)
Commissions	(1,511)	(3,019)	(5,804)
Net gains (losses) from forward trading	(2,373,450)	322,931	(2,083,318)

Net gain (loss) from swap trading
Change in unrealized	1,914,010	(1,902,797)	1,168,100
Net gains (losses) from swap trading	1,914,010	(1,902,797)	1,168,100

Net gain (loss) from securities
Realized	(33,250)	—	—
Change in unrealized	(86,252)	—	—
Net gains (losses) from securities	(119,502)	—	—

Net trading gains (losses)	1,001,345	10,689,956	(17,036,253)

Net investment income (loss)
Income
Interest income	1,057,222	1,316,496	1,280,436
Dividend income	501,762	—	—
Total income	1,558,984	1,316,496	1,280,436
Expenses from operations
Brokerage charge	6,254,853	9,505,888	13,588,815
Incentive fees	383,405	771,804	2,561,516
Organizational and offering costs	396,889	571,407	770,629
Operating expenses	344,710	493,715	666,353
Total expenses	7,379,857	11,342,814	17,587,313
Net investment loss	$(5,820,873)	$(10,026,318)	$(16,306,877)
Net income (loss)	$(4,819,528)	$663,638	$(33,343,130)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(33.85)	$(8.55)	$(154.77)
General Partner & Limited Partner Class B Units	$(33.37)	$(13.39)	$(134.71)
General Partner & Limited Partner Legacy 1 Class Units	$(7.29)	$11.81	$(97.61)
General Partner & Limited Partner Legacy 2 Class Units	$(9.19)	$9.36	$(98.07)
General Partner & Limited Partner Global 1 Class Units	$(3.40)	$21.11	$(95.53)
General Partner & Limited Partner Global 2 Class Units	$(5.07)	$20.16	$(95.66)
General Partner & Limited Partner Global 3 Class Units	$(16.86)	$5.70	$(98.81)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
Years Ended December 31, 2017, 2016 and 2015

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital,
December 31, 2014	307.34	$383,435	12,125.34	$15,127,238	—	$—	155,869.84	$161,924,013	1,025.00	$958,529	1,802.74	$1,685,836	263.13	$242,148	724.42	$666,651
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	-	—
Redemptions	—	—	(2,367.35)	(2,654,887)	—	—	(22,241.18)	(21,708,027)	—	—	(540.60)	(480,775)	-	—	(208.90)	(187,697)
Net income (loss)	—	(47,567)	—	(1,808,792)	—	—	—	(19,398,126)	—	(100,051)	—	(147,970)	—	(25,804)	—	(55,101)
Partners’ capital,
December 31, 2015	307.34	$335,868	9,757.99	$10,663,559	—	$—	133,628.66	$120,817,860	1,025.00	$858,478	1,262.14	$1,057,091	263.13	$216,344	515.52	$423,853
Contributions	—	—	—	—	—	—	—	—	—	—	63.13	55,000	—	—	-	—
Redemptions	—	—	(1,237.38)	(1,384,429)	—	—	(22,341.88)	(20,619,825)	(450.87)	(400,000)	(382.89)	(332,692)	—	—	(214.69)	(181,799)
Net income (loss)	—	(2,629)	—	(40,663)	—	—	—	(1,070,494)	—	29,156	—	21,011	—	2,463	—	8,104
Partners’ capital,
December 31, 2016	307.34	$333,239	8,520.61	$9,238,467	—	$—	111,286.78	$99,127,541	574.13	$487,634	942.38	$800,410	263.13	$218,807	300.83	$250,158
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(1,702.60)	(1,799,637)	—	—	(26,792.04)	(22,962,984)	—	—	(165.16)	(138,281)	—	—	(81.74)	(66,059)
Net income (loss)	—	(10,403)	—	(277,172)	—	—	—	(3,721,547)	—	(4,185)	—	(7,671)	—	(2,418)	—	(3,927)
Partners’ capital,
December 31, 2017	307.34	$322,836	6,818.01	$7,161,658	—	$—	84,494.74	$72,443,010	574.13	$483,449	777.22	$654,458	263.13	$216,389	219.09	$180,172

Net asset value per unit at December 31, 2015		$1,092.80				$904.13				$837.54				$822.19

Net asset value per unit at December 31, 2016		$1,084.25				$890.74				$849.35				$831.55

Net asset value per unit at December 31, 2017		$1,050.40				$857.37				$842.06				$822.36

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2017, 2016 and 2015 (continued)

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2014	1,372.89	$1,253,774	9,206.57	$8,407,766	1,329.58	$1,194,874	5,196.84	$4,670,326	—	$—	125,561.73	$102,014,598	$298,529,188
Contributions	—	—	19,977.51	18,081,254	—	—	-	—	—	—	2,049.41	1,669,956	19,751,210
Redemptions	—	—	(6,680.39)	(5,837,752)	-	—	(1,703.32)	(1,440,566)	—	—	(49,191.57)	(38,892,725)	(71,202,429)
Net income (loss)	—	(131,152)	—	(2,249,884)	—	(127,181)	—	(424,356)	—	—	—	(8,827,146)	(33,343,130)
Partners’ capital,
December 31, 2015	1,372.89	$1,122,622	22,503.69	$18,401,384	1,329.58	$1,067,693	3,493.52	$2,805,404	—	$—	78,419.57	$55,964,683	$213,734,839
Contributions	—	—	30,189.70	26,088,861	—	—	-	—	—	—	34.49	24,408	26,168,269
Redemptions	(448.12)	(400,000)	(13,253.63)	(11,181,039)	(1,097.77)	(900,000)	(1,228.93)	(1,025,747)	—	—	(52,048.28)	(38,776,277)	(75,201,808)
Net income (loss)	—	53,094	—	(226,422)	—	23,127	—	84,538	—	—	—	1,782,353	663,638
Partners’ capital,
December 31, 2016	924.77	$775,716	39,439.76	$33,082,784	231.81	$190,820	2,264.59	$1,864,195	—	$—	26,405.78	$18,995,167	$165,364,938
Contributions	—	—	9,317.62	7,599,286	—	—	—	—	—	—	95.04	68,925	7,668,211
Redemptions	(454.80)	(365,000)	(18,605.52)	(15,312,133)	—	—	(1,194.91)	(966,199)	—	—	(18,850.09)	(13,119,706)	(54,729,999)
Net income (loss)	—	(18,087)	—	(180,341)	—	(1,176)	—	(22,874)	—	—	—	(569,727)	(4,819,528)
Partners’ capital,
December 31, 2017	469.97	$392,629	30,151.86	$25,189,596	231.81	$189,644	1,069.68	$875,122	—	$—	7,650.73	$5,374,659	$113,483,622

Net asset value per unit at December 31, 2015		$817.71				$803.03				$713.66

Net asset value per unit at December 31, 2016		$838.82				$823.19				$719.36

Net asset value per unit at December 31, 2017		$835.42				$818.12				$702.50

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 11, LLC (“GP 11”)   GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)

GP 4, LLC (“GP 4”)   GP 9, LLC (“GP 9”)   GP 17, LLC (“GP 17”)

There were no assets allocated to GP 3, GP 6, LLC, and GP 15, LLC as of December 31, 2017 and 2016.  GP 6, LLC and GP 15, LLC were closed in July 2017.

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

Investment transactions, investment income and expenses: Futures contracts, forward contracts and options on futures and forward contracts and securities are recorded on a trade date basis and realized gains or losses are recognized when contracts/positions are liquidated. Unrealized gains or losses on open contracts/positions (the difference between contract trade price and market price) or securities are reported in the consolidated statement of financial condition as a net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with FASB ASC 210-20, Balance Sheet, Offsetting. Any change in net unrealized gain or loss from the preceding period is reported in the consolidated statement of operations. Interest income and expense is recognized under the accrual basis.  Dividend income is recognized on the ex-dividend date.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed.  As of December 31, 2017, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2014.

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to the organization and the ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At December 31, 2017 and 2016, unreimbursed organization and offering costs incurred by the General Partner were approximately $268,000 and $91,000, respectively, and may be reimbursed by the Partnership in the future.

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

Swap contracts: Certain Trading Companies of the Partnership strategically allocate a portion or all of their assets to total return swaps selected at the direction of the General Partner. A swap is a bilaterally negotiated agreement between two parties to exchange cash flows based upon an asset, rate or some other reference index. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

commodities or other investments representing a particular index.  Changes in the value of the swap agreement are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. Realized gains and losses from a decrease in the notional value of the swap are recognized on trade date. A liquidation payment received or made at the termination of the swap agreement will first be offset against the swap balance outstanding at the time the position is liquidated, with the remainder being recorded as a realized gain or loss in the consolidated statement of operations.  Through its Trading Companies the Partnership has entered into total return swaps with Deutsche Bank AG.  The Partnership maintains cash as collateral to secure its obligations under the swaps.  As of December 31, 2017 and 2016, the notional value of the swaps was $56,138,617 and $60,638,617, respectively, and the cash margin balance was $13,982,500 and $12,996,500, respectively.  The swaps were effective July 1, 2015 and April 5, 2016 and have a term of five years and three years, respectively.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the years ended December 31, 2017, 2016, and 2015, substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

Recent accounting pronouncements: In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements.  The amendments in the update represent changes to clarify, correct errors, or make minor improvements to the Accounting Standards Codification.  Among the updates is an amendment to Topic 820, Fair Value Measurement, which clarifies the difference between a valuation approach and a valuation technique when applying the guidance in that Topic.  The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique.  The amended disclosure requirement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Partnership adopted the amendment in ASU 2019-19 as of January 1, 2017, and the adoption did not have a material impact on the Partnership’s consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of Effective Date, which defers the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The amendments in ASU 2014-09 affect any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  In March 2016, April 2016 and May 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, respectively.  The amendments in these updates affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration.  The guidance is effective for annual reporting periods beginning after December 15, 2017.  The Partnership adopted the accounting standard updates to Topic 606 as of January 1, 2018, and the adoption did not have a material impact on its consolidated financial statements.

 In January 2016, the FASB issued ASU 2016-01 Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Liabilities.  The amendments in this update affect all entities that hold financial assets or owe financial liabilities.  The guidance will impact the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017.  The Partnership adopted ASU 2016-01 as of January 1, 2018, and the adoption did not have a material impact on its consolidated financial statements.

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

Fair value of exchange-traded futures contracts, options on futures contracts and exchange-traded funds are based upon exchange settlement prices as of the last business day of the reporting period. These financial instruments are classified in Level 1 of the fair value hierarchy.

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

The investment in total return swaps are reported at fair value based on daily price reporting from the swap counterparty, which uses exchange prices to value most futures positions and the remaining positions are valued using proprietary pricing models of the counterparty. The Partnership’s swap transactions are a two-party contract entered into

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

primarily to exchange the returns earned or realized on particular pre-determined investments or instruments. The gross returns to be exchanged or swapped between parties are calculated with respect to a notional amount. The total return swaps have inputs which are transparent and can generally be corroborated by market data and therefore are classified within Level 2 of the fair value hierarchy.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$2,644,659	$—	$—	$2,644,659
Forward currency contracts	—	25,627	—	25,627
Swap contracts	—	1,179,312	—	1,179,312
Cash and cash equivalents
U.S. money market fund	2,543,917			2,543,917
U.S. commercial paper		5,815,806		5,815,806
Securities owned
U.S. Government-sponsored enterprises	—	59,683,241	—	59,683,241
U.S. corporate bonds	—	4,066,723	—	4,066,723
U.S. mutual fund	7,683,587	—	—	7,683,587
U.S. Exchange-traded funds	3,209,400	—	—	3,209,400
Total	$16,081,563	$70,770,709	$—	$86,852,272

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the years ended December 31, 2017 and 2016.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Note 3. Deposits with Brokers and Interbank Market Makers

The Partnership, through the Trading Companies, deposits assets with SG Americas Securities, LLC and Wells Fargo Securities, LLC, subject to CFTC regulations and various exchange and broker requirements. Margin requirements may be satisfied by the deposit of U.S. Treasury bills, Government- sponsored enterprise securities and/or cash with such clearing brokers. The Partnership may earn interest income on its assets deposited with the clearing brokers.

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

Note 4. Commodity Trading Advisors and Reference Traders

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors or through swap transactions based on reference programs of such advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. The commodity trading advisors are Amplitude Capital International Limited (“Amplitude”), EMC Capital Advisors, LLC (“EMC”), Lynx Asset Management AB (“Lynx”), Quantica Capital AG (“Quantica”), Rabar Market Research, Inc. (“Rabar”), Revolution Capital Management, LLC (“RCM”) and Transtrend B.V.(“Transtrend”) (collectively, the “Advisors”). The Partnership will obtain the equivalent of net profits or net losses generated by H2O AM, LLP (“H2O”) and Winton Capital Management Limited (“Winton”) as reference traders (“collectively, the “Reference Traders”) through off-exchange swap transactions and will not allocate assets to H2O or Winton directly. The Advisors and Reference Traders are paid a consulting fee, either monthly or quarterly, directly or through swap transactions, ranging from 0.5 percent to 1 percent per annum of the Partnership’s month-end allocated net assets and a quarterly, semi-annual or annual incentive fee, directly or through swap transactions, ranging from 16 percent to 24.5 percent of the new trading profits on the allocated net assets of the Advisor or Reference Trader.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $6,254,853,  $9,505,888, and $13,588,815 for the years ended December 31, 2017, 2016 and 2015, respectively, are shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $396,889,  $571,407, and $770,629 for the years ended December 31, 2017, 2016, and 2015, respectively, are shown on the consolidated statement of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $344,710,  $493,715, and $666,353 for the years ended December 31, 2017, 2016, and 2015, respectively, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the general partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership.  The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period.  For the years ended December 31, 2017 and 2016, EMC was paid approximately $235,600 and $467,700, respectively, in consulting fees and $0 and $47,500, respectively, in incentive fees.

During July 2017, the Partnership invested $7.3 million of its cash balances previously held in GP Cash Management in Class I shares of the Grant Park Absolute Return Fund (“GPARF”) and has reinvested dividends received from GPARF in the amount of approximately $480,000.  The fair value of the Partnership’s investment in GPARF at December 31, 2017 was $7,683,587.  GPARF is one among several series of Northern Lights Fund Trust, a Delaware statutory trust organized on January 19, 2005.  The Trust is registered under the Investment Company Act of

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

1940 as an open-ended mutual fund.  The General Partner of the Partnership is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, and acts as investment adviser to GPARF.  RCM, which is also one of the Partnership’s trading advisors, acts as sub-adviser to GPARF.  GPARF’s investment objective is to allocate its assets between two independent, underlying strategies: an investment growth strategy and a fixed income strategy.  The general partner credits the dollar amount of any fees it earns as investment adviser of GPARF with respect to the Partnership’s assets invested in GPARF towards the portion of the Partnership’s brokerage charge retained by the general partner.  For the year ended December 31, 2017 the credit amounted to $29,741 and is included in net gains (losses) from securities in the consolidated statement of operations.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Note 7. Assets and Condensed Schedule of Investments by Class of Units

The following schedules of assets by class of units and condensed schedule of investments by class of units reflect activity related to the Partnership as of December 31, 2017 and 2016.

Class A Units

Assets by Class of Units	December 31, 2017
Equity in brokers' trading accounts:
Cash	$1,941,354
Net unrealized gain (loss) on open futures contracts	174,419
Net unrealized gain (loss) on open forward currency contracts	1,691
Net unrealized gain (loss) on open swap contracts	77,778
Total equity in brokers' trading accounts	2,195,242

Cash and cash equivalents	551,283
Securities owned, at fair value (cost $4,916,553)	4,922,866
Interest and dividend receivable, net	759
Total assets	$7,670,150

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Class A Units at December 31, 2017

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(786)	(0.01)%	$9,828	0.13%	$9,042	0.12%
Currencies	$25,848	0.35%	$(4,331)	(0.06)%	$21,517	0.29%
Energy	$75,482	1.01%	$(6,479)	(0.09)%	$69,003	0.92%
Interest rates	$1,284	0.02%	$18,115	0.24%	$19,399	0.26%
Meats	$1,984	0.03%	$64	0.00%	$2,048	0.03%
Metals	$32,813	0.44%	$(7,369)	(0.10)%	$25,444	0.34%
Soft commodities	$14,330	0.19%	$(1,534)	(0.02)%	$12,796	0.17%
Stock indices and single stock futures	$23,425	0.31%	$(2,752)	(0.03)%	$20,673	0.28%
Total U.S. Futures Positions	$174,380		$5,542		$179,922

Foreign Futures Positions:
Agriculturals	$—	—%	$863	0.01%	$863	0.01%
Currencies	$1,302	0.02%	$3,138	0.04%	$4,440	0.06%
Energy	$(32)	(0.00)%	$—	—%	$(32)	(0.00)%
Interest rates	$(38,289)	(0.51)%	$(3,520)	(0.05)%	$(41,809)	(0.56)%
Metals	$60,838	0.81%	$(44,325)	(0.59)%	$16,513	0.22%
Soft commodities	$—	—%	$1,007	0.01%	$1,007	0.01%
Stock indices	$10,152	0.14%	$3,363	0.04%	$13,515	0.18%
Total Foreign Futures Positions	$33,971		$(39,474)		$(5,503)
Total Futures Contracts	$208,351	2.78%	$(33,932)	(0.45)%	$174,419	2.33%

Forward Contracts *
Currencies	$11,846	0.16%	$(10,155)	(0.14)%	$1,691	0.02%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$3,734	0.05%	$—	—%	$3,734	0.05%
Deutsche Bank total return swap, Termination date July 1, 2020	$74,044	0.99%	$—	—%	$74,044	0.99%
Total Swap Contracts	$77,778	1.04%	$—	—%	$77,778	1.04%

Total Futures, Forward and
Swap Contracts	$297,975	3.98%	$(44,087)	(0.59)%	$253,888	3.39%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class A Units at December 31, 2017

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,506,183	10/15/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$2,512,984	33.58%
$1,253,092	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	$1,257,530	16.80%
$164,880	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$165,726	2.21%
	Total U.S. Government-sponsored enterprises (cost $3,924,007)		$3,936,240	52.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$131,904	2/16/2018	American Honda Finance Co, 1.5%	$132,707	1.77%
$131,904	2/1/2018	Wells Fargo & Company, 1.7%	$135,503	1.81%
	Total U.S. Corporate bonds (cost $266,480)		$268,210	3.58%

U.S. Mutual fund

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
45,489	Grant Park Absolute Return Fund - Class I (cost $513,107)	$506,749	6.77%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
7,255	Exchange-traded funds (cost $212,959) **	$211,667	2.83%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class A Units at December 31, 2017	$4,922,866	65.77%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class B Units

Assets by Class of Units	December 31, 2017
Equity in brokers' trading accounts:
Cash	$18,790,515
Net unrealized gain (loss) on open futures contracts	1,688,236
Net unrealized gain (loss) on open forward currency contracts	16,359
Net unrealized gain (loss) on open swap contracts	752,822
Total equity in brokers' trading accounts	21,247,932

Cash and cash equivalents	5,335,910
Securities owned, at fair value (cost $47,587,712)	47,648,814
Interest and dividend receivable, net	7,349
Total assets	$74,240,005

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Class B Units at December 31, 2017

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(7,604)	(0.01)%	$95,129	0.13%	$87,525	0.12%
Currencies	$250,183	0.35%	$(41,916)	(0.06)%	$208,267	0.29%
Energy	$730,595	1.01%	$(62,715)	(0.09)%	$667,880	0.92%
Interest rates	$12,433	0.02%	$175,336	0.24%	$187,769	0.26%
Meats	$19,204	0.03%	$615	0.00%	$19,819	0.03%
Metals	$317,603	0.44%	$(71,327)	(0.10)%	$246,276	0.34%
Soft commodities	$138,706	0.19%	$(14,852)	(0.02)%	$123,854	0.17%
Stock indices and single stock futures	$226,730	0.31%	$(26,634)	(0.03)%	$200,096	0.28%
Total U.S. Futures Positions	$1,687,850		$53,636		$1,741,486

Foreign Futures Positions:
Agriculturals	$—	—%	$8,350	0.01%	$8,350	0.01%
Currencies	$12,602	0.02%	$30,377	0.04%	$42,979	0.06%
Energy	$(309)	(0.00)%	$—	—%	$(309)	(0.00)%
Interest rates	$(370,600)	(0.51)%	$(34,066)	(0.05)%	$(404,666)	(0.56)%
Metals	$588,858	0.81%	$(429,025)	(0.59)%	$159,833	0.22%
Soft commodities	$—	—%	$9,750	0.01%	$9,750	0.01%
Stock indices	$98,259	0.14%	$32,554	0.04%	$130,813	0.18%
Total Foreign Futures Positions	$328,810		$(382,060)		$(53,250)
Total Futures Contracts	$2,016,660	2.78%	$(328,424)	(0.45)%	$1,688,236	2.33%

Forward Contracts *
Currencies	$114,654	0.16%	$(98,295)	(0.14)%	$16,359	0.02%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$36,140	0.05%	$—	—%	$36,140	0.05%
Deutsche Bank total return swap, Termination date July 1, 2020	$716,682	0.99%	$—	—%	$716,682	0.99%
Total Swap Contracts	$752,822	1.04%	$—	—%	$752,822	1.04%

Total Futures, Forward and
Swap Contracts	$2,884,136	3.98%	$(426,719)	(0.59)%	$2,457,417	3.39%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class B Units at December 31, 2017

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$24,257,548	10/15/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$24,323,372	33.58%
$12,128,774	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	$12,171,736	16.80%
$1,595,891	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$1,604,078	2.21%
	Total U.S. Government-sponsored enterprises (cost $37,980,777)		$38,099,186	52.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,276,713	2/16/2018	American Honda Finance Co, 1.5%	$1,284,479	1.77%
$1,276,713	2/1/2018	Wells Fargo & Company, 1.7%	$1,311,540	1.81%
	Total U.S. Corporate bonds (cost $2,579,280)		$2,596,019	3.58%

U.S. Mutual fund

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
440,294	Grant Park Absolute Return Fund - Class I (cost $4,966,404)	$4,904,868	6.77%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
70,219	Exchange-traded funds (cost $2,061,251) **	$2,048,741	2.83%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class B Units at December 31, 2017	$47,648,814	65.77%

**No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 1 Class Units

Assets by Class of Units	December 31, 2017
Equity in brokers' trading accounts:
Cash	$295,154
Net unrealized gain (loss) on open futures contracts	26,521
Net unrealized gain (loss) on open forward currency contracts	257
Net unrealized gain (loss) on open swap contracts	11,825
Total equity in brokers' trading accounts	333,757

Cash and cash equivalents	83,814
Securities owned, at fair value (cost $747,488)	748,449
Interest and dividend receivable, net	115
Total assets	$1,166,135

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Legacy 1 Class Units at December 31, 2017

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(119)	(0.01)%	$1,494	0.13%	$1,375	0.12%
Currencies	$3,930	0.35%	$(658)	(0.06)%	$3,272	0.29%
Energy	$11,476	1.01%	$(985)	(0.09)%	$10,491	0.92%
Interest rates	$195	0.02%	$2,754	0.24%	$2,949	0.26%
Meats	$302	0.03%	$11	0.00%	$313	0.03%
Metals	$4,989	0.44%	$(1,120)	(0.10)%	$3,869	0.34%
Soft commodities	$2,179	0.19%	$(233)	(0.02)%	$1,946	0.17%
Stock indices and single stock futures	$3,561	0.31%	$(418)	(0.03)%	$3,143	0.28%
Total U.S. Futures Positions	$26,513		$845		$27,358

Foreign Futures Positions:
Agriculturals	$—	—%	$131	0.01%	$131	0.01%
Currencies	$198	0.02%	$477	0.04%	$675	0.06%
Energy	$(5)	(0.00)%	$—	—%	$(5)	(0.00)%
Interest rates	$(5,821)	(0.51)%	$(535)	(0.05)%	$(6,356)	(0.56)%
Metals	$9,250	0.81%	$(6,739)	(0.59)%	$2,511	0.22%
Soft commodities	$—	—%	$153	0.01%	$153	0.01%
Stock indices	$1,543	0.14%	$511	0.04%	$2,054	0.18%
Total Foreign Futures Positions	$5,165		$(6,002)		$(837)
Total Futures Contracts	$31,678	2.78%	$(5,157)	(0.45)%	$26,521	2.33%

Forward Contracts *
Currencies	$1,801	0.16%	$(1,544)	(0.14)%	$257	0.02%

Swap Contracts *
Deutsche Bank total return swap, Termination date March 29, 2019	$568	0.05%	$—	—%	$568	0.05%
Deutsche Bank total return swap, Termination date July 1, 2020	$11,257	0.99%	$—	—%	$11,257	0.99%
Total Swap Contracts	$11,825	1.04%	$—	—%	$11,825	1.04%

Total Futures, Forward and
Swap Contracts	$45,304	3.98%	$(6,701)	(0.59)%	$38,603	3.39%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 1 Class Units at December 31, 2017

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$381,028	10/15/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$382,062	33.58%
$190,514	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	$191,189	16.80%
$25,068	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$25,196	2.21%
	Total U.S. Government-sponsored enterprises (cost $596,587)		$598,447	52.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$20,054	2/16/2018	American Honda Finance Co, 1.5%	$20,176	1.77%
$20,054	2/1/2018	Wells Fargo & Company, 1.7%	$20,601	1.81%
	Total U.S. Corporate bonds (cost $40,514)		$40,777	3.58%

U.S. Mutual fund

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
6,916	Grant Park Absolute Return Fund - Class I (cost $78,010)	$77,044	6.77%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
1,103	Exchange-traded funds (cost $32,377) **	$32,181	2.83%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 1 Class Units at December 31, 2017	$748,449	65.77%

** No individual position constituted greater than 1 percent of partners' capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 2 Class Units

Assets by Class of Units	December 31, 2017
Equity in brokers' trading accounts:
Cash	$102,861
Net unrealized gain (loss) on open futures contracts	9,241
Net unrealized gain (loss) on open forward currency contracts	90
Net unrealized gain (loss) on open swap contracts	4,121
Total equity in brokers' trading accounts	116,313

Cash and cash equivalents	29,209
Securities owned, at fair value (cost $260,501)	260,835
Interest and dividend receivable, net	40
Total assets	$406,397

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Legacy 2 Class Units at December 31, 2017

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(42)	(0.01)%	$521	0.13%	$479	0.12%
Currencies	$1,370	0.35%	$(229)	(0.06)%	$1,141	0.29%
Energy	$3,999	1.01%	$(343)	(0.09)%	$3,656	0.92%
Interest rates	$68	0.02%	$960	0.24%	$1,028	0.26%
Meats	$105	0.03%	$3	0.00%	$108	0.03%
Metals	$1,739	0.44%	$(390)	(0.10)%	$1,349	0.34%
Soft commodities	$759	0.19%	$(81)	(0.02)%	$678	0.17%
Stock indices and single stock futures	$1,241	0.31%	$(146)	(0.03)%	$1,095	0.28%
Total U.S. Futures Positions	$9,239		$295		$9,534

Foreign Futures Positions:
Agriculturals	$—	—%	$46	0.01%	$46	0.01%
Currencies	$69	0.02%	$166	0.04%	$235	0.06%
Energy	$(2)	(0.00)%	$—	—%	$(2)	(0.00)%
Interest rates	$(2,029)	(0.51)%	$(186)	(0.05)%	$(2,215)	(0.56)%
Metals	$3,223	0.81%	$(2,349)	(0.59)%	$874	0.22%
Soft commodities	$—	—%	$53	0.01%	$53	0.01%
Stock indices	$538	0.14%	$178	0.04%	$716	0.18%
Total Foreign Futures Positions	$1,799		$(2,092)		$(293)
Total Futures Contracts	$11,038	2.78%	$(1,797)	(0.45)%	$9,241	2.33%

Forward Contracts *
Currencies	$628	0.16%	$(538)	(0.14)%	$90	0.02%

Swap Contracts *
Deutsche Bank total return swap, Termination date March 29, 2019	$198	0.05%	$—	—%	$198	0.05%
Deutsche Bank total return swap, Termination date July 1, 2020	$3,923	0.99%	$—	—%	$3,923	0.99%
Total Swap Contracts	$4,121	1.04%	$—	—%	$4,121	1.04%

Total Futures, Forward and
Swap Contracts	$15,787	3.98%	$(2,335)	(0.59)%	$13,452	3.39%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 2 Class Units at December 31, 2017

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$132,788	10/15/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$133,149	33.58%
$66,394	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	$66,629	16.80%
$8,736	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$8,781	2.21%
	Total U.S. Government-sponsored enterprises (cost $207,911)		$208,559	52.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$6,989	2/16/2018	American Honda Finance Co, 1.5%	$7,031	1.77%
$6,989	2/1/2018	Wells Fargo & Company, 1.7%	$7,180	1.81%
	Total U.S. Corporate bonds (cost $14,119)		$14,211	3.58%

U.S. Mutual fund

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
2,410	Grant Park Absolute Return Fund - Class I (cost $27,187)	$26,850	6.77%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
384	Exchange-traded funds (cost $11,284) **	$11,215	2.83%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 2 Class Units at December 31, 2017	$260,835	65.77%

** No individual position constituted greater than 1 percent of partners' capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 1 Class Units

Assets by Class of Units	December 31, 2017
Equity in brokers' trading accounts:
Cash	$6,635,605
Net unrealized gain (loss) on open futures contracts	596,177
Net unrealized gain (loss) on open forward currency contracts	5,777
Net unrealized gain (loss) on open swap contracts	265,848
Total equity in brokers' trading accounts	7,503,407

Cash and cash equivalents	1,884,301
Securities owned, at fair value (cost $16,804,927)	16,826,506
Interest and dividend receivable, net	2,595
Total assets	$26,216,809

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 1 Class Units at December 31, 2017

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(2,685)	(0.01)%	$33,593	0.13%	$30,908	0.12%
Currencies	$88,349	0.35%	$(14,802)	(0.06)%	$73,547	0.29%
Energy	$257,999	1.01%	$(22,147)	(0.09)%	$235,852	0.92%
Interest rates	$4,390	0.02%	$61,917	0.24%	$66,307	0.26%
Meats	$6,782	0.03%	$217	0.00%	$6,999	0.03%
Metals	$112,157	0.44%	$(25,188)	(0.10)%	$86,969	0.34%
Soft commodities	$48,982	0.19%	$(5,245)	(0.02)%	$43,737	0.17%
Stock indices and single stock futures	$80,067	0.31%	$(9,405)	(0.03)%	$70,662	0.28%
Total U.S. Futures Positions	$596,041		$18,940		$614,981

Foreign Futures Positions:
Agriculturals	$—	—%	$2,949	0.01%	$2,949	0.01%
Currencies	$4,450	0.02%	$10,727	0.04%	$15,177	0.06%
Energy	$(109)	(0.00)%	$—	—%	$(109)	(0.00)%
Interest rates	$(130,872)	(0.51)%	$(12,030)	(0.05)%	$(142,902)	(0.56)%
Metals	$207,947	0.81%	$(151,504)	(0.59)%	$56,443	0.22%
Soft commodities	$—	—%	$3,443	0.01%	$3,443	0.01%
Stock indices	$34,699	0.14%	$11,496	0.04%	$46,195	0.18%
Total Foreign Futures Positions	$116,115		$(134,919)		$(18,804)
Total Futures Contracts	$712,156	2.78%	$(115,979)	(0.45)%	$596,177	2.33%

Forward Contracts *
Currencies	$40,488	0.16%	$(34,711)	(0.14)%	$5,777	0.02%

Swap Contracts *
Deutsche Bank total return swap, Termination date March 29, 2019	$12,762	0.05%	$—	—%	$12,762	0.05%
Deutsche Bank total return swap, Termination date July 1, 2020	$253,086	0.99%	$—	—%	$253,086	0.99%
Total Swap Contracts	$265,848	1.04%	$—	—%	$265,848	1.04%

Total Futures, Forward and
Swap Contracts	$1,018,492	3.98%	$(150,690)	(0.59)%	$867,802	3.39%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 1 Class Units at December 31, 2017

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$8,566,210	10/15/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$8,589,455	33.58%
$4,283,105	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	$4,298,276	16.80%
$563,566	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$566,458	2.21%
	Total U.S. Government-sponsored enterprises (cost $13,412,374)		$13,454,189	52.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$450,853	2/16/2018	American Honda Finance Co, 1.5%	$453,596	1.77%
$450,853	2/1/2018	Wells Fargo & Company, 1.7%	$463,152	1.81%
	Total U.S. Corporate bonds (cost $910,836)		$916,748	3.58%

U.S. Mutual fund

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
155,483	Grant Park Absolute Return Fund - Class I (cost $1,753,815)	$1,732,085	6.77%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
24,797	Exchange-traded funds (cost $727,902) **	$723,484	2.83%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 1 Class Units at December 31, 2017	$16,826,506	65.77%

** No individual position constituted greater than 1 percent of partners' capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 2 Class Units

Assets by Class of Units	December 31, 2017
Equity in brokers' trading accounts:
Cash	$276,183
Net unrealized gain (loss) on open futures contracts	24,811
Net unrealized gain (loss) on open forward currency contracts	240
Net unrealized gain (loss) on open swap contracts	11,065
Total equity in brokers' trading accounts	312,299

Cash and cash equivalents	78,427
Securities owned, at fair value (cost $699,443)	700,341
Interest and dividend receivable, net	108
Total assets	$1,091,175

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 2 Class Units at December 31, 2017

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(112)	(0.01)%	$1,398	0.13%	$1,286	0.12%
Currencies	$3,677	0.35%	$(616)	(0.06)%	$3,061	0.29%
Energy	$10,738	1.01%	$(922)	(0.09)%	$9,816	0.92%
Interest rates	$183	0.02%	$2,577	0.24%	$2,760	0.26%
Meats	$282	0.03%	$9	0.00%	$291	0.03%
Metals	$4,668	0.44%	$(1,048)	(0.10)%	$3,620	0.34%
Soft commodities	$2,039	0.19%	$(218)	(0.02)%	$1,821	0.17%
Stock indices and single stock futures	$3,332	0.31%	$(391)	(0.03)%	$2,941	0.28%
Total U.S. Futures Positions	$24,807		$789		$25,596

Foreign Futures Positions:
Agriculturals	$—	—%	$123	0.01%	$123	0.01%
Currencies	$185	0.02%	$446	0.04%	$631	0.06%
Energy	$(5)	(0.00)%	$—	—%	$(5)	(0.00)%
Interest rates	$(5,447)	(0.51)%	$(501)	(0.05)%	$(5,948)	(0.56)%
Metals	$8,655	0.81%	$(6,306)	(0.59)%	$2,349	0.22%
Soft commodities	$—	—%	$143	0.01%	$143	0.01%
Stock indices	$1,444	0.14%	$478	0.04%	$1,922	0.18%
Total Foreign Futures Positions	$4,832		$(5,617)		$(785)
Total Futures Contracts	$29,639	2.78%	$(4,828)	(0.45)%	$24,811	2.33%

Forward Contracts *
Currencies	$1,685	0.16%	$(1,445)	(0.14)%	$240	0.02%

Swap Contracts *
Deutsche Bank total return swap, Termination date March 29, 2019	$531	0.05%	$—	—%	$531	0.05%
Deutsche Bank total return swap, Termination date July 1, 2020	$10,534	0.99%	$—	—%	$10,534	0.99%
Total Swap Contracts	$11,065	1.04%	$—	—%	$11,065	1.04%

Total Futures, Forward and
Swap Contracts	$42,389	3.98%	$(6,273)	(0.59)%	$36,116	3.39%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 2 Class Units at December 31, 2017

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$356,537	10/15/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$357,504	33.58%
$178,268	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	$178,900	16.80%
$23,456	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$23,577	2.21%
	Total U.S. Government-sponsored enterprises (cost $558,241)		$559,981	52.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$18,765	2/16/2018	American Honda Finance Co, 1.5%	$18,879	1.77%
$18,765	2/1/2018	Wells Fargo & Company, 1.7%	$19,277	1.81%
	Total U.S. Corporate bonds (cost $37,910)		$38,156	3.58%

U.S. Mutual fund

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
6,471	Grant Park Absolute Return Fund - Class I (cost $72,996)	$72,092	6.77%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
1,032	Exchange-traded funds (cost $30,296) **	$30,112	2.83%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 2 Class Units at December 31, 2017	$700,341	65.77%

** No individual position constituted greater than 1 percent of partners' capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 3 Class Units

Assets by Class of Units	December 31, 2017
Equity in brokers' trading accounts:
Cash	$1,394,097
Net unrealized gain (loss) on open futures contracts	125,254
Net unrealized gain (loss) on open forward currency contracts	1,213
Net unrealized gain (loss) on open swap contracts	55,853
Total equity in brokers' trading accounts	1,576,417

Cash and cash equivalents	395,881
Securities owned, at fair value (cost $3,530,608)	3,535,140
Interest and dividend receivable, net	546
Total assets	$5,507,984

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 3 Class Units at December 31, 2017

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(564)	(0.01)%	$7,058	0.13%	$6,494	0.12%
Currencies	$18,560	0.35%	$(3,110)	(0.06)%	$15,450	0.29%
Energy	$54,204	1.01%	$(4,653)	(0.09)%	$49,551	0.92%
Interest rates	$923	0.02%	$13,009	0.24%	$13,932	0.26%
Meats	$1,424	0.03%	$44	0.00%	$1,468	0.03%
Metals	$23,564	0.44%	$(5,293)	(0.10)%	$18,271	0.34%
Soft commodities	$10,291	0.19%	$(1,103)	(0.02)%	$9,188	0.17%
Stock indices and single stock futures	$16,822	0.31%	$(1,976)	(0.03)%	$14,846	0.28%
Total U.S. Futures Positions	$125,224		$3,976		$129,200

Foreign Futures Positions:
Agriculturals	$—	—%	$618	0.01%	$618	0.01%
Currencies	$936	0.02%	$2,255	0.04%	$3,191	0.06%
Energy	$(22)	(0.00)%	$—	—%	$(22)	(0.00)%
Interest rates	$(27,496)	(0.51)%	$(2,527)	(0.05)%	$(30,023)	(0.56)%
Metals	$43,689	0.81%	$(31,830)	(0.59)%	$11,859	0.22%
Soft commodities	$—	—%	$725	0.01%	$725	0.01%
Stock indices	$7,290	0.14%	$2,416	0.04%	$9,706	0.18%
Total Foreign Futures Positions	$24,397		$(28,343)		$(3,946)
Total Futures Contracts	$149,621	2.78%	$(24,367)	(0.45)%	$125,254	2.33%

Forward Contracts *
Currencies	$8,506	0.16%	$(7,293)	(0.14)%	$1,213	0.02%

Swap Contracts *
Deutsche Bank total return swap, Termination date March 29, 2019	$2,681	0.05%	$—	—%	$2,681	0.05%
Deutsche Bank total return swap, Termination date July 1, 2020	$53,172	0.99%	$—	—%	$53,172	0.99%
Total Swap Contracts	$55,853	1.04%	$—	—%	$55,853	1.04%

Total Futures, Forward and
Swap Contracts	$213,980	3.98%	$(31,660)	(0.59)%	$182,320	3.39%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 3 Class Units at December 31, 2017

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,799,706	10/15/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$1,804,589	33.58%
$899,853	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	$903,041	16.80%
$118,403	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$119,009	2.21%
	Total U.S. Government-sponsored enterprises (cost $2,817,853)		$2,826,639	52.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$94,722	2/16/2018	American Honda Finance Co, 1.5%	$95,298	1.77%
$94,722	2/1/2018	Wells Fargo & Company, 1.7%	$97,304	1.81%
	Total U.S. Corporate bonds (cost $191,362)		$192,602	3.58%

U.S. Mutual fund

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
32,667	Grant Park Absolute Return Fund - Class I (cost $368,465)	$363,899	6.77%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
5,210	Exchange-traded funds (cost $152,928) **	$152,000	2.83%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 3 Class Units at December 31, 2017	$3,535,140	65.77%

** No individual position constituted greater than 1 percent of partners' capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class A Units

Assets by Class of Units	December 31, 2016
Equity in brokers' trading accounts:
Cash	$1,843,791
Net unrealized gain (loss) on open futures contracts	131,967
Net unrealized gain (loss) on open forward currency contracts	40
Net unrealized gain (loss) on open swap contracts	(42,526)
Total equity in brokers' trading accounts	1,933,272

Cash and cash equivalents	2,873,705
Securities owned, at fair value (cost $5,048,054)	5,065,395
Interest receivable	1,766
Total assets	$9,874,138

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Class A Units at December 31, 2016

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(10,802)	(0.11)%	$2,512	0.02%	$(8,290)	(0.09)%
Currencies	$6,723	0.07%	$17,460	0.18%	$24,183	0.25%
Energy	$31,288	0.32%	$(315)	0.00%	$30,973	0.32%
Interest rates	$1,227	0.01%	$(2,612)	(0.02)%	$(1,385)	(0.01)%
Meats	$4,035	0.04%	$(22)	0.00%	$4,013	0.04%
Metals	$(4,286)	(0.04)%	$8,323	0.08%	$4,037	0.04%
Soft commodities	$(1,301)	(0.01)%	$14,865	0.15%	$13,564	0.14%
Stock indices and single stock futures	$(15,502)	(0.16)%	$1,613	0.01%	$(13,889)	(0.15)%
Total U.S. Futures Positions	$11,382		$41,824		$53,206

Foreign Futures Positions:
Agriculturals	$63	0.00%	$83	0.00%	$146	0.00%
Energy	$508	0.01%	$—	0.00%	$508	0.01%
Interest rates	$17,783	0.19%	$(1,840)	(0.02)%	$15,943	0.17%
Metals	$(4,428)	(0.05)%	$19,043	0.20%	$14,615	0.15%
Soft commodities	$374	0.00%	$1,000	0.01%	$1,374	0.01%
Stock indices	$49,125	0.51%	$(2,950)	(0.03)%	$46,175	0.48%
Total Foreign Futures Positions	$63,425		$15,336		$78,761
Total Futures Contracts	$74,807	0.78%	$57,160	0.59%	$131,967	1.37%

Forward Contracts *
Currencies	$(566)	(0.01)%	$606	0.01%	$40	0.00%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(65,943)	(0.68)%	$—	0.00%	$(65,943)	(0.68)%
Deutsche Bank total return swap, Termination date July 1, 2020	$23,417	0.24%	$—	0.00%	$23,417	0.24%
Total Swap Contracts	$(42,526)	(0.44)%	$—	0.00%	$(42,526)	(0.44)%

Total Futures, Forward and
Swap Contracts	$31,715	0.33%	$57,766	0.60%	$89,481	0.93%

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class B Units

Assets by Class of Units	December 31, 2016
Equity in brokers' trading accounts:
Cash	$19,094,865
Net unrealized gain (loss) on open futures contracts	1,366,694
Net unrealized gain (loss) on open forward currency contracts	422
Net unrealized gain (loss) on open swap contracts	(440,413)
Total equity in brokers' trading accounts	20,021,568

Cash and cash equivalents	29,760,975
Securities owned, at fair value (cost $52,279,208)	52,458,798
Interest receivable	18,288
Total assets	$102,259,629

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Class B Units at December 31, 2016

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(111,873)	(0.11)%	$26,011	0.02%	$(85,862)	(0.09)%
Currencies	$69,626	0.07%	$180,814	0.18%	$250,440	0.25%
Energy	$324,031	0.32%	$(3,263)	0.00%	$320,768	0.32%
Interest rates	$12,712	0.01%	$(27,048)	(0.02)%	$(14,336)	(0.01)%
Meats	$41,787	0.04%	$(225)	0.00%	$41,562	0.04%
Metals	$(44,392)	(0.04)%	$86,191	0.08%	$41,799	0.04%
Soft commodities	$(13,478)	(0.01)%	$153,949	0.15%	$140,471	0.14%
Stock indices and single stock futures	$(160,543)	(0.16)%	$16,709	0.01%	$(143,834)	(0.15)%
Total U.S. Futures Positions	$117,870		$433,138		$551,008

Foreign Futures Positions:
Agriculturals	$653	0.00%	$863	0.00%	$1,516	0.00%
Energy	$5,259	0.01%	$—	0.00%	$5,259	0.01%
Interest rates	$184,164	0.19%	$(19,056)	(0.02)%	$165,108	0.17%
Metals	$(45,857)	(0.05)%	$197,220	0.20%	$151,363	0.15%
Soft commodities	$3,874	0.00%	$10,356	0.01%	$14,230	0.01%
Stock indices	$508,756	0.51%	$(30,546)	(0.03)%	$478,210	0.48%
Total Foreign Futures Positions	$656,849		$158,837		$815,686
Total Futures Contracts	$774,719	0.78%	$591,975	0.59%	$1,366,694	1.37%

Forward Contracts *
Currencies	$(5,857)	(0.01)%	$6,279	0.01%	$422	0.00%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(682,929)	(0.68)%	$—	0.00%	$(682,929)	(0.68)%
Deutsche Bank total return swap, Termination date July 1, 2020	$242,516	0.24%	$—	0.00%	$242,516	0.24%
Total Swap Contracts	$(440,413)	(0.44)%	$—	0.00%	$(440,413)	(0.44)%

Total Futures, Forward and
Swap Contracts	$328,449	0.33%	$598,254	0.60%	$926,703	0.93%

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 1 Class Units

Assets by Class of Units	December 31, 2016
Equity in brokers' trading accounts:
Cash	$248,115
Net unrealized gain (loss) on open futures contracts	17,759
Net unrealized gain (loss) on open forward currency contracts	6
Net unrealized gain (loss) on open swap contracts	(5,723)
Total equity in brokers' trading accounts	260,157

Cash and cash equivalents	386,708
Securities owned, at fair value (cost $679,305)	681,639
Interest receivable	238
Total assets	$1,328,742

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Legacy 1 Class Units at December 31, 2016

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(1,454)	(0.11)%	$338	0.02%	$(1,116)	(0.09)%
Currencies	$905	0.07%	$2,349	0.18%	$3,254	0.25%
Energy	$4,210	0.32%	$(42)	0.00%	$4,168	0.32%
Interest rates	$165	0.01%	$(350)	(0.02)%	$(185)	(0.01)%
Meats	$543	0.04%	$(2)	0.00%	$541	0.04%
Metals	$(577)	(0.04)%	$1,120	0.08%	$543	0.04%
Soft commodities	$(175)	(0.01)%	$2,000	0.15%	$1,825	0.14%
Stock indices and single stock futures	$(2,086)	(0.16)%	$217	0.01%	$(1,869)	(0.15)%
Total U.S. Futures Positions	$1,531		$5,630		$7,161

Foreign Futures Positions:
Agriculturals	$8	0.00%	$11	0.00%	$19	—%
Energy	$68	0.01%	$—	0.00%	$68	0.01%
Interest rates	$2,393	0.19%	$(248)	(0.02)%	$2,145	0.17%
Metals	$(596)	(0.05)%	$2,563	0.20%	$1,967	0.15%
Soft commodities	$50	0.00%	$135	0.01%	$185	0.01%
Stock indices	$6,611	0.51%	$(397)	(0.03)%	$6,214	0.48%
Total Foreign Futures Positions	$8,534		$2,064		$10,598
Total Futures Contracts	$10,065	0.78%	$7,694	0.59%	$17,759	1.37%

Forward Contracts *
Currencies	$(76)	(0.01)%	$82	0.01%	$6	—%

Swap Contracts *
Deutsche Bank total return swap, Termination date March 29, 2019	$(8,874)	(0.68)%	$—	0.00%	$(8,874)	(0.68)%
Deutsche Bank total return swap, Termination date July 1, 2020	$3,151	0.24%	$—	0.00%	$3,151	0.24%
Total Swap Contracts	$(5,723)	(0.44)%	$—	0.00%	$(5,723)	(0.44)%

Total Futures, Forward and
Swap Contracts	$4,266	0.33%	$7,776	0.60%	$12,042	0.93%

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 2 Class Units

Assets by Class of Units	December 31, 2016
Equity in brokers' trading accounts:
Cash	$90,336
Net unrealized gain (loss) on open futures contracts	6,466
Net unrealized gain (loss) on open forward currency contracts	2
Net unrealized gain (loss) on open swap contracts	(2,084)
Total equity in brokers' trading accounts	94,720

Cash and cash equivalents	140,797
Securities owned, at fair value (cost $247,329)	248,178
Interest receivable	87
Total assets	$483,782

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Legacy 2 Class Units at December 31, 2016

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(529)	(0.11)%	$123	0.02%	$(406)	(0.09)%
Currencies	$329	0.07%	$855	0.18%	$1,184	0.25%
Energy	$1,533	0.32%	$(15)	0.00%	$1,518	0.32%
Interest rates	$60	0.01%	$(128)	(0.02)%	$(68)	(0.01)%
Meats	$198	0.04%	$(1)	0.00%	$197	0.04%
Metals	$(210)	(0.04)%	$408	0.08%	$198	0.04%
Soft commodities	$(64)	(0.01)%	$729	0.15%	$665	0.14%
Stock indices and single stock futures	$(759)	(0.16)%	$79	0.01%	$(680)	(0.15)%
Total U.S. Futures Positions	$558		$2,050		$2,608

Foreign Futures Positions:
Agriculturals	$3	0.00%	$4	0.00%	$7	—%
Energy	$25	0.01%	$—	0.00%	$25	0.01%
Interest rates	$871	0.19%	$(90)	(0.02)%	$781	0.17%
Metals	$(217)	(0.05)%	$933	0.20%	$716	0.15%
Soft commodities	$18	0.00%	$49	0.01%	$67	0.01%
Stock indices	$2,407	0.51%	$(145)	(0.03)%	$2,262	0.48%
Total Foreign Futures Positions	$3,107		$751		$3,858
Total Futures Contracts	$3,665	0.78%	$2,801	0.59%	$6,466	1.37%

Forward Contracts *
Currencies	$(28)	(0.01)%	$30	0.01%	$2	—%

Swap Contracts *
Deutsche Bank total return swap, Termination date March 29, 2019	$(3,231)	(0.68)%	$—	0.00%	$(3,231)	(0.68)%
Deutsche Bank total return swap, Termination date July 1, 2020	$1,147	0.24%	$—	0.00%	$1,147	0.24%
Total Swap Contracts	$(2,084)	(0.44)%	$—	0.00%	$(2,084)	(0.44)%

Total Futures, Forward and
Swap Contracts	$1,553	0.33%	$2,831	0.60%	$4,384	0.93%

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 1 Class Units

Assets by Class of Units	December 31, 2016
Equity in brokers' trading accounts:
Cash	$6,522,138
Net unrealized gain (loss) on open futures contracts	466,815
Net unrealized gain (loss) on open forward currency contracts	145
Net unrealized gain (loss) on open swap contracts	(150,430)
Total equity in brokers' trading accounts	6,838,668

Cash and cash equivalents	10,165,308
Securities owned, at fair value (cost $17,856,749)	17,918,088
Interest receivable	6,247
Total assets	$34,928,311

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 1 Class Units at December 31, 2016

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(38,212)	(0.11)%	$8,884	0.02%	$(29,328)	(0.09)%
Currencies	$23,782	0.07%	$61,760	0.18%	$85,542	0.25%
Energy	$110,678	0.32%	$(1,114)	0.00%	$109,564	0.32%
Interest rates	$4,342	0.01%	$(9,239)	(0.02)%	$(4,897)	(0.01)%
Meats	$14,273	0.04%	$(77)	0.00%	$14,196	0.04%
Metals	$(15,163)	(0.04)%	$29,440	0.08%	$14,277	0.04%
Soft commodities	$(4,604)	(0.01)%	$52,584	0.15%	$47,980	0.14%
Stock indices and single stock futures	$(54,836)	(0.16)%	$5,707	0.01%	$(49,129)	(0.15)%
Total U.S. Futures Positions	$40,260		$147,945		$188,205

Foreign Futures Positions:
Agriculturals	$223	0.00%	$295	0.00%	$518	—%
Energy	$1,796	0.01%	$—	0.00%	$1,796	0.01%
Interest rates	$62,904	0.19%	$(6,509)	(0.02)%	$56,395	0.17%
Metals	$(15,663)	(0.05)%	$67,363	0.20%	$51,700	0.15%
Soft commodities	$1,323	0.00%	$3,537	0.01%	$4,860	0.01%
Stock indices	$173,774	0.51%	$(10,433)	(0.03)%	$163,341	0.48%
Total Foreign Futures Positions	$224,357		$54,253		$278,610
Total Futures Contracts	$264,617	0.78%	$202,198	0.59%	$466,815	1.37%

Forward Contracts *
Currencies	$(2,000)	(0.01)%	$2,145	0.01%	$145	—%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(233,265)	(0.68)%	$—	0.00%	(233,265)	(0.68)%
Deutsche Bank total return swap, Termination date July 1, 2020	$82,835	0.24%	$—	0.00%	82,835	0.24%
Total Swap Contracts	$(150,430)	(0.44)%	$—	0.00%	$(150,430)	(0.44)%

Total Futures, Forward and
Swap Contracts	$112,187	0.33%	$204,343	0.60%	$316,530	0.93%

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 2 Class Units

Assets by Class of Units	December 31, 2016
Equity in brokers' trading accounts:
Cash	$395,856
Net unrealized gain (loss) on open futures contracts	28,333
Net unrealized gain (loss) on open forward currency contracts	9
Net unrealized gain (loss) on open swap contracts	(9,130)
Total equity in brokers' trading accounts	415,068

Cash and cash equivalents	616,975
Securities owned, at fair value (cost $1,083,801)	1,087,524
Interest receivable	379
Total assets	$2,119,946

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 2 Class Units at December 31, 2016

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(2,319)	(0.11)%	$539	0.02%	$(1,780)	(0.09)%
Currencies	$1,443	0.07%	$3,748	0.18%	$5,191	0.25%
Energy	$6,717	0.32%	$(68)	0.00%	$6,649	0.32%
Interest rates	$264	0.01%	$(561)	(0.02)%	$(297)	(0.01)%
Meats	$866	0.04%	$(5)	0.00%	$861	0.04%
Metals	$(920)	(0.04)%	$1,787	0.08%	$867	0.04%
Soft commodities	$(279)	(0.01)%	$3,192	0.15%	$2,913	0.14%
Stock indices and single stock futures	$(3,328)	(0.16)%	$346	0.01%	$(2,982)	(0.15)%
Total U.S. Futures Positions	$2,444		$8,978		$11,422

Foreign Futures Positions:
Agriculturals	$14	0.00%	$18	0.00%	$32	—%
Energy	$109	0.01%	$—	0.00%	$109	0.01%
Interest rates	$3,818	0.19%	$(395)	(0.02)%	$3,423	0.17%
Metals	$(951)	(0.05)%	$4,089	0.20%	$3,138	0.15%
Soft commodities	$80	0.00%	$215	0.01%	$295	0.01%
Stock indices	$10,547	0.51%	$(633)	(0.03)%	$9,914	0.48%
Total Foreign Futures Positions	$13,617		$3,294		$16,911
Total Futures Contracts	$16,061	0.78%	$12,272	0.59%	$28,333	1.37%

Forward Contracts *
Currencies	$(121)	(0.01)%	$130	0.01%	$9	—%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(14,158)	(0.68)%	$—	0.00%	(14,158)	(0.68)%
Deutsche Bank total return swap, Termination date July 1, 2020	$5,028	0.24%	$—	0.00%	5,028	0.24%
Total Swap Contracts	$(9,130)	(0.44)%	$—	0.00%	$(9,130)	(0.44)%

Total Futures, Forward and
Swap Contracts	$6,810	0.33%	$12,402	0.60%	$19,212	0.93%

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 3 Class Units

Assets by Class of Units	December 31, 2016
Equity in brokers' trading accounts:
Cash	$3,659,025
Net unrealized gain (loss) on open futures contracts	261,890
Net unrealized gain (loss) on open forward currency contracts	81
Net unrealized gain (loss) on open swap contracts	(84,392)
Total equity in brokers' trading accounts	3,836,604

Cash and cash equivalents	5,702,902
Securities owned, at fair value (cost $10,017,926)	10,052,341
Interest receivable	3,503
Total assets	$19,595,350

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 3 Class Units at December 31, 2016

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(21,438)	(0.11)%	$4,984	0.02%	$(16,454)	(0.09)%
Currencies	$13,342	0.07%	$34,648	0.18%	$47,990	0.25%
Energy	$62,093	0.32%	$(626)	0.00%	$61,467	0.32%
Interest rates	$2,436	0.01%	$(5,183)	(0.02)%	$(2,747)	(0.01)%
Meats	$8,007	0.04%	$(43)	0.00%	$7,964	0.04%
Metals	$(8,507)	(0.04)%	$16,516	0.08%	$8,009	0.04%
Soft commodities	$(2,583)	(0.01)%	$29,500	0.15%	$26,917	0.14%
Stock indices and single stock futures	$(30,764)	(0.16)%	$3,203	0.01%	$(27,561)	(0.15)%
Total U.S. Futures Positions	$22,586		$82,999		$105,585

Foreign Futures Positions:
Agriculturals	$125	0.00%	$165	0.00%	$290	—%
Energy	$1,008	0.01%	$—	0.00%	$1,008	0.01%
Interest rates	$35,290	0.19%	$(3,652)	(0.02)%	$31,638	0.17%
Metals	$(8,787)	(0.05)%	$37,792	0.20%	$29,005	0.15%
Soft commodities	$743	0.00%	$1,984	0.01%	$2,727	0.01%
Stock indices	$97,490	0.51%	$(5,853)	(0.03)%	$91,637	0.48%
Total Foreign Futures Positions	$125,869		$30,436		$156,305
Total Futures Contracts	$148,455	0.78%	$113,435	0.59%	$261,890	1.37%

Forward Contracts *
Currencies	$(1,122)	(0.01)%	$1,203	0.01%	$81	—%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(130,864)	(0.68)%	$—	0.00%	(130,864)	(0.68)%
Deutsche Bank total return swap, Termination date July 1, 2020	$46,472	0.24%	$—	0.00%	46,472	0.24%
Total Swap Contracts	$(84,392)	(0.44)%	$—	0.00%	$(84,392)	(0.44)%

Total Futures, Forward and
Swap Contracts	$62,941	0.33%	$114,638	0.60%	$177,579	0.93%

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

	2017	2016	2015

Total return – Class A Units	(3.12)%	(0.78)%	(12.41)%
Total return – Class B Units	(3.75)%	(1.48)%	(12.97)%
Total return – Legacy 1 Class Units	(0.86)%	1.41%	(10.44)%
Total return – Legacy 2 Class Units	(1.10)%	1.14%	(10.66)%
Total return – Global 1 Class Units	(0.40)%	2.58%	(10.46)%
Total return – Global 2 Class Units	(0.62)%	2.51%	(10.64)%
Total return – Global 3 Class Units	(2.34)%	0.80%	(12.16)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	5.16%	5.45%	5.71%
Incentive fees	0.28%	0.40%	0.97%
Total expenses	5.44%	5.85%	6.68%
Net investment loss (1)	(4.01)%	(4.77)%	(5.22)%

(1)	Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Limited Partners for the years ended December 31, 2017, 2016, and 2015.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The following per unit performance calculations reflect activity related to the Partnership.

	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):

Net asset value per unit at December 31, 2014	$1,247.57	$1,038.84	$935.15	$920.26	$913.24	$898.69	$812.47
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	(79.24)	(65.62)	(60.34)	(58.85)	(65.63)	(62.29)	(54.70)
Expenses net of interest and dividend income*	(75.53)	(69.09)	(37.27)	(39.22)	(29.90)	(33.37)	(44.11)
Total income (loss) from operations	(154.77)	(134.71)	(97.61)	(98.07)	(95.53)	(95.66)	(98.81)
Net asset value per unit at December 31, 2015	1,092.80	904.13	837.54	822.19	817.71	803.03	713.66
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	50.75	42.35	39.72	38.51	43.89	43.89	39.23
Expenses net of interest and dividend income*	(59.30)	(55.74)	(27.91)	(29.15)	(22.78)	(23.73)	(33.53)
Total income (loss) from operations	(8.55)	(13.39)	11.81	9.36	21.11	20.16	5.70
Net asset value per unit at December 31, 2016	1,084.25	890.74	849.35	831.55	838.82	823.19	719.36
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	14.25	11.87	11.12	10.93	11.08	11.60	10.11
Expenses net of interest and dividend income*	(48.10)	(45.24)	(18.41)	(20.12)	(14.48)	(16.67)	(26.97)
Total income (loss) from operations	(33.85)	(33.37)	(7.29)	(9.19)	(3.40)	(5.07)	(16.86)
Net asset value per unit at December 31, 2017	$1,050.40	$857.37	$842.06	$822.36	$835.42	$818.12	$702.50

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The Partnership utilizes Wells Fargo Securities, LLC and SG Americas Securities, LLC as its clearing brokers.

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs, interbank market makers and swap counterparties at December 31, 2017 and 2016 was $29,435,769 and $31,854,126, respectively, which was 25.94% and 19.26% of the net asset value, respectively.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

For the year ended December 31, 2017, the monthly average number of futures contracts bought and sold was 38,106 and the monthly average number of forward contracts bought and sold was 585.  For the year ended December 31, 2016, the monthly average number of futures contracts bought and sold was 50,266 and the monthly average number of forward contracts bought and sold was 518.  The following tables summarize the quantitative information required by FASB ASC 815:

	Consolidated	Asset		Liability
	Statements of Financial	Derivatives		Derivatives
	Condition Location	12/31/2017		12/31/2017	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$192,152		$(41,963)	$150,189

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	607,592		(214,009)	393,583

Energy contracts	Net Unrealized gain (loss) on open futures contracts	1,202,346		(156,581)	1,045,765
			.
Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	480,661		(820,436)	(339,775)

Meats contracts	Net Unrealized gain (loss) on open futures contracts	37,013		(5,967)	31,046

Metals contracts	Net Unrealized gain (loss) on open futures contracts	1,464,763		(828,583)	636,180

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	371,081		(161,787)	209,294

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	867,587		(349,210)	518,377

		$5,223,195		$(2,578,536)	$2,644,659

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$573,423		$(547,796)	$25,627

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$1,179,312		$—	$1,179,312

*At December 31, 2017, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date March 29, 2019
Agricultural contracts	3%
Energy contracts	3%
Interest rate contracts	54%
Metals contracts	4%
Stock indices contracts	16%
Forward currency contracts	20%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	44%
Stock indices contracts	14%
Forward currency contracts	42%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

	Consolidated	Asset		Liability
	Statements of Financial	Derivatives		Derivatives
	Condition Location	12/31/2016		12/31/2016	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$121,013		$(261,721)	$(140,708)

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	763,565		(345,781)	417,784

Energy contracts	Net Unrealized gain (loss) on open futures contracts	562,341		(18,461)	543,880
			.
Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	578,244		(326,726)	251,518

Meats contracts	Net Unrealized gain (loss) on open futures contracts	79,821		(10,487)	69,334

Metals contracts	Net Unrealized gain (loss) on open futures contracts	1,604,965		(1,282,731)	322,234

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	344,652		(86,579)	258,073

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	1,111,526		(553,717)	557,809

		$5,166,127		$(2,886,203)	$2,279,924

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$556,627		$(555,922)	$705

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$404,566		$(1,139,264)	$(734,698)

*At December 31, 2016, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date March 29, 2019
Agricultural contracts	3%
Energy contracts	1%
Interest rate contracts	53%
Metals contracts	3%
Stock indices contracts	15%
Forward currency contracts	25%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	61%
Stock indices contracts	10%
Forward currency contracts	29%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Years Ended December 31, 2017, 2016 and 2015

		Years Ended December 31,
Type of Contract		2017	2016	2015

Agriculturals contracts	Net gain (loss) from futures trading	$(2,343,148)	$1,009,750	$(5,823,922)
Currencies contracts	Net gain (loss) from futures trading	(3,320,635)	(2,202,100)	(1,033,607)
Energy contracts	Net gain (loss) from futures trading	(4,612,712)	(4,239,891)	7,578,021
Interest rates contracts	Net gain (loss) from futures trading	(8,492,797)	19,692,367	(546,752)
Meats contracts	Net gain (loss) from futures trading	266,929	(161,655)	40,851
Metals contracts	Net gain (loss) from futures trading	(1,954,292)	(2,242,748)	(493,305)
Soft commodities contracts	Net gain (loss) from futures trading	220,619	(785,394)	(1,501,617)
Stock indices	Net gain (loss) from futures trading	23,817,809	4,103,539	(10,362,726)
Forward Currency Contracts	Net gain (loss) from forward trading	(2,371,940)	325,950	(2,077,514)
Swap Contracts	Net gain (loss) from swap trading	1,914,010	(1,902,797)	1,168,100

		$3,123,843	$13,597,021	$(13,052,471)

Line Item in Consolidated Statement of Operations	For years ended December 31,
	2017	2016	2015

Net gain (loss) from futures trading
Realized	$3,217,037	$13,721,540	$(1,421,184)
Change in unrealized	364,735	1,452,328	(10,721,873)
Total realized and change in unrealized net gain (loss) from futures trading	$3,581,772	$15,173,868	$(12,143,057)

Net gain (loss) from forward trading
Realized	$(2,396,861)	$84,586	$(2,018,078)
Change in unrealized	24,922	241,364	(59,436)
Total realized and change in unrealized net gain (loss) from forward trading	$(2,371,939)	$325,950	$(2,077,514)

Net gain (loss) from swap trading
Change in unrealized	$1,914,010	(1,902,797)	1,168,100
Total realized and change in unrealized net gain (loss) from swap trading	$1,914,010	$(1,902,797)	$1,168,100

Total realized and change in unrealized net gain (loss) from futures, forward and swap trading	$3,123,843	$13,597,021	$(13,052,471)

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The tables below show the gross and net information related to derivatives eligible for offset in the Consolidated Statement of Financial Condition as of December 31, 2017 and 2016.

Offsetting of Derivative Assets

As of December 31, 2017

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$5,223,195	$(2,578,536)	$2,644,659
Forward contracts	573,423	(547,796)	25,627
Swap contracts	1,179,312	—	1,179,312
Total derivatives	$6,975,930	$(3,126,332)	$3,849,598

Offsetting of Derivative Liabilities

As of December 31, 2017

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$2,578,536	$(2,578,536)	$—
Forward contracts	547,796	(547,796)	—
Swap contracts	—	—	—
Total derivatives	$3,126,332	$(3,126,332)	$—

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of December 31, 2017

		Gross Amounts Not Offset in the Consolidated
		Statement of Financial Condition
	Net Amount of
	Unrealized Gain
	Presented in
	the Consolidated
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Deutsche Bank AG	$1,179,312	$—	$—	$1,179,312
SG Americas Securities, LLC	1,805,261	—	—	1,805,261
UBS AG	(60,011)	—	—	(60,011)
Wells Fargo Securities, LLC	925,036	—	—	925,036
Total	$3,849,598	$—	$—	$3,849,598

Offsetting of Derivative Assets

As of December 31, 2016

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$5,166,127	$(2,886,203)	$2,279,924
Forward contracts	556,627	(555,922)	705
Swap contracts	404,566	(1,139,264)	(734,698)
Total derivatives	$6,127,320	$(4,581,389)	$1,545,931

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

Note 12. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through date of issuance of the accompanying consolidated financial statements. Subsequent to December 31, 2017, there were contributions to and redemptions from the Partnership totaling approximately $2,025,000 and $4,956,000, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: March 2, 2018	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David M. Kavanagh and Maureen O’Rourke, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in- fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2018.

Signature	Title

/s/ David M. Kavanagh	President (Principal Executive Officer)
David M. Kavanagh

/s/ Maureen O’Rourke	Chief Financial Officer (Principal
Maureen O’Rourke	Financial and Accounting Officer)