Form 10-Q
period 2018-03-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2018-05-15
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED March 31, 2018

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Equity in brokers' trading accounts:
Cash	$25,722,520	$29,435,769
Net unrealized gain (loss) on open futures contracts	640,526	2,644,659
Net unrealized gain (loss) on open forward currency contracts	149,098	25,627
Net unrealized gain (loss) on open swap contracts	1,474,132	1,179,312
Total equity in brokers' trading accounts	27,986,276	33,285,367
Cash and cash equivalents	4,097,811	8,358,825
Securities owned, at fair value (cost $70,506,731 and $74,547,232, respectively)	69,613,814	74,642,951
Interest and dividend receivable, net	14,715	11,512
Total assets	$101,712,616	$116,298,655
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$473,985	$563,127
Accrued incentive fees	-	68,968
Organization and offering costs payable	24,397	27,937
Accrued operating expenses	21,193	24,331
Redemptions payable to limited partners	2,247,628	2,130,670
Total liabilities	2,767,203	2,815,033
Partners' Capital (Net Asset Value)
General Partner
Class A (307.34 units outstanding at both March 31, 2018 and December 31, 2017)	303,941	322,836
Legacy 1 Class (574.13 units outstanding at both March 31, 2018 and December 31, 2017)	457,828	483,449
Legacy 2 Class (263.13 units outstanding at both March 31, 2018 and December 31, 2017)	204,802	216,389
Global 1 Class (469.97 units outstanding at both March 31, 2018 and December 31, 2017)	373,730	392,629
Global 2 Class (231.81 units outstanding at both March 31, 2018 and December 31, 2017)	180,373	189,644

Limited Partners
Class A (5,929.50 and 6,818.01 units outstanding at March 31, 2018 and December 31, 2017, respectively)	5,863,815	7,161,658
Class B (79,832.87 and 84,494.74 units outstanding at March 31, 2018 and December 31, 2017, respectively)	64,334,616	72,443,010
Legacy 1 Class (777.22 units outstanding at both March 31, 2018 and December 31, 2017)	619,774	654,458
Legacy 2 Class (219.09 units outstanding at both March 31, 2018 and December 31, 2017)	170,525	180,172
Global 1 Class (29,875.54 and 30,151.86 units outstanding at March 31, 2018 and December 31, 2017, respectively)	23,757,346	25,189,596
Global 2 Class (1,032.41 and 1,069.68 units outstanding at March 31, 2018 and December 31, 2017, respectively)	803,344	875,122
Global 3 Class (2,819.22 and 7,650.73 units outstanding at March 31, 2018 and December 31, 2017, respectively)	1,875,319	5,374,659
Total partners' capital (net asset value)	98,945,413	113,483,622
Total liabilities and partners' capital (net asset value)	$101,712,616	$116,298,655

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

March 31, 2018

(Unaudited)

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$8,773	0.01%	$(18,501)	(0.02)%	$(9,728)	(0.01)%
Currencies	$(22,969)	(0.02)%	$(12,336)	(0.01)%	$(35,305)	(0.03)%
Energy	$546,833	0.55%	$(28,660)	(0.03)%	$518,173	0.52%
Interest rates	$55,156	0.05%	$(250,035)	(0.25)%	$(194,879)	(0.20)%
Meats	$—	—%	$79,383	0.08%	$79,383	0.08%
Metals	$(97,538)	(0.10)%	$36,763	0.04%	$(60,775)	(0.06)%
Soft commodities	$92,369	0.09%	$343,376	0.35%	$435,745	0.44%
Stock indices and single stock futures	$(536,923)	(0.54)%	$9,067	0.01%	$(527,856)	(0.53)%
Total U.S. Futures Positions	$45,701		$159,057		$204,758

Foreign Futures Positions:
Agriculturals	$136	—%	$(1,281)	—%	$(1,145)	—%
Currencies	$462	—%	$25,114	0.03%	$25,576	0.03%
Energy	$—	—%	$(1,229)	—%	$(1,229)	—%
Interest rates	$740,163	0.75%	$(55,607)	(0.06)%	$684,556	0.69%
Metals	$(609,339)	(0.61)%	$357,211	0.36%	$(252,128)	(0.25)%
Soft commodities	$—	—%	$30,823	0.03%	$30,823	0.03%
Stock indices	$(92,772)	(0.09)%	$42,087	0.04%	$(50,685)	(0.05)%
Total Foreign Futures Positions	$38,650		$397,118		$435,768
Total Futures Contracts	$84,351	0.09%	$556,175	0.56%	$640,526	0.65%

Forward Contracts *
Currencies	$(154,723)	(0.16)%	$303,821	0.31%	$149,098	0.15%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(639,007)	(0.65)%	$—	—%	$(639,007)	(0.65)%
Deutsche Bank total return swap, Termination date July 1, 2020	$2,113,139	2.14%	$—	—%	$2,113,139	2.14%
Total Swap Contracts	$1,474,132	1.49%	$—	—%	$1,474,132	1.49%

Total Futures, Forward and
Swap Contracts	$1,403,760	1.42%	$859,996	0.87%	$2,263,756	2.29%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2018

(Unaudited)

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$38,000,000	10/15/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$38,105,265	38.51%
$19,000,000	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	$19,061,588	19.27%
$2,500,000	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$2,505,700	2.53%
	Total U.S. Government-sponsored enterprises (cost $59,497,750)		$59,672,553	60.31%

U.S. Mutual fund

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
689,730	Grant Park Absolute Return Fund - Class I (cost $7,779,984)	$6,731,761	6.80%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
60,000	Highland / iBoxx Senior Loan ETF	$1,099,200	1.11%
10,000	PIMCO Enhanced Short Maturity Active ETF	$1,015,500	1.02%
40,000	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	$1,094,800	1.11%
	Total Exchange-traded funds (cost $3,228,997)	$3,209,500	3.24%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $70,506,731)	$69,613,814	70.35%

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

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$(1,918,046)	$2,661,434
Change in unrealized	(2,004,133)	(1,649,420)
Commissions	(393,739)	(583,312)
Net gains (losses) from futures trading	(4,315,918)	428,702

Net gain (loss) from forward trading
Realized	(44,397)	(67,154)
Change in unrealized	123,471	(478,502)
Commissions	(207)	(488)
Net gains (losses) from forward trading	78,867	(546,144)

Net gain (loss) from swap trading
Change in unrealized	294,820	454,233
Net gains (losses) from swap trading	294,820	454,233

Net gain (loss) from securities
Change in unrealized	(936,374)	—
Net gains (losses) from securities	(936,374)	—

Net trading gains (losses)	(4,878,605)	336,791

Net investment income (loss)
Income
Interest income	216,241	304,088
Dividend income	25,189	—
Total income	241,430	304,088
Expenses from operations
Brokerage charge	1,235,419	1,845,327
Incentive fees	4,621	136,221
Organizational and offering costs	79,508	116,224
Operating expenses	69,128	100,785
Total expenses	1,388,676	2,198,557
Net investment loss	$(1,147,246)	$(1,894,469)
Net income (loss)	$(6,025,851)	$(1,557,678)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(61.48)	$(11.11)
General Partner & Limited Partner Class B Units	$(51.50)	$(10.57)
General Partner & Limited Partner Legacy 1 Class Units	$(44.63)	$(3.84)
General Partner & Limited Partner Legacy 2 Class Units	$(44.03)	$(4.28)
General Partner & Limited Partner Global 1 Class Units	$(40.21)	$(3.32)
General Partner & Limited Partner Global 2 Class Units	$(40.00)	$(3.77)
General Partner & Limited Partner Global 3 Class Units	$(37.31)	$(6.43)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Three Months Ended March 31, 2018

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital,
December 31, 2017	307.34	$322,836	6,818.01	$7,161,658	—	$—	84,494.74	$72,443,010	574.13	$483,449	777.22	$654,458	263.13	$216,389	219.09	$180,172
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(888.51)	(1,004,155)	—	—	(4,661.87)	(3,941,112)	—	—	-	—	—	—	—	—
Net income (loss)	—	(18,895)	—	(293,688)	—	—	—	(4,167,282)	—	(25,621)	—	(34,684)	—	(11,587)	—	(9,647)
Partners’ capital,
March 31, 2018	307.34	$303,941	5,929.50	$5,863,815	—	$—	79,832.87	$64,334,616	574.13	$457,828	777.22	$619,774	263.13	$204,802	219.09	$170,525

Net asset value per unit at December 31, 2017		$1,050.40				$857.37				$842.06				$822.36

Net asset value per unit at March 31, 2018		$988.92				$805.87				$797.43				$778.33

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2017	469.97	$392,629	30,151.86	$25,189,596	231.81	$189,644	1,069.68	$875,122	—	$—	7,650.73	$5,374,659	$113,483,622
Contributions	—	—	2,683.69	2,350,057	—	—	—	—	—	—	—	—	2,350,057
Redemptions	—	—	(2,960.01)	(2,425,901)	—	—	(37.27)	(29,267)	—	—	(4,831.51)	(3,461,980)	(10,862,415)
Net income (loss)	—	(18,899)	—	(1,356,406)	—	(9,271)	—	(42,511)	—	—	—	(37,360)	(6,025,851)
Partners’ capital,
March 31, 2018	469.97	$373,730	29,875.54	$23,757,346	231.81	$180,373	1,032.41	$803,344	—	$—	2,819.22	$1,875,319	$98,945,413

Net asset value per unit at December 31, 2017		$835.42				$818.12				$702.50

Net asset value per unit at March 31, 2018		$795.21				$778.12				$665.19

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Three Months Ended March 31, 2017

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital,
December 31, 2016	307.34	$333,239	8,520.61	$9,238,467	—	$—	111,286.78	$99,127,541	574.13	$487,634	942.38	$800,410	263.13	$218,807	300.83	$250,158
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(394.71)	(429,289)	—	—	(6,908.05)	(6,091,834)	—	—	(37.93)	(31,627)	—	—	(52.19)	(43,175)
Net income (loss)	—	(3,417)	—	(88,993)	—	—	—	(1,164,807)	—	(2,204)	—	(4,064)	—	(1,126)	—	(1,286)
Partners’ capital,
March 31, 2017	307.34	$329,822	8,125.90	$8,720,185	—	$—	104,378.73	$91,870,900	574.13	$485,430	904.45	$764,719	263.13	$217,681	248.64	$205,697

Net asset value per unit at December 31, 2016		$1,084.25				$890.74				$849.35				$831.55

Net asset value per unit at March 31, 2017		$1,073.14				$880.17				$845.51				$827.27

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2016	924.77	$775,716	39,439.76	$33,082,784	231.81	$190,820	2,264.59	$1,864,195	—	$—	26,405.78	$18,995,167	$165,364,938
Contributions	—	—	2,334.56	1,950,017	—	—	—	—	—	—	82.41	59,925	2,009,942
Redemptions	(201.26)	(165,000)	(4,948.00)	(4,147,434)	—	—	(388.56)	(319,110)	—	—	(5,482.96)	(3,919,993)	(15,147,462)
Net income (loss)	—	(6,224)	—	(116,926)	—	(873)	—	(7,818)	—	—	—	(159,940)	(1,557,678)
Partners’ capital,
March 31, 2017	723.51	$604,492	36,826.32	$30,768,441	231.81	$189,947	1,876.03	$1,537,267	-	$—	21,005.23	$14,975,159	$150,669,740

Net asset value per unit at December 31, 2016		$838.82				$823.19				$719.36

Net asset value per unit at March 31, 2017		$835.50				$819.42				$712.93

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

There were no assets allocated to GP 3 as of March 31, 2018 and December 31, 2017.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed.  As of March 31, 2018, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2014.

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At March 31, 2018 and December 31, 2017, unreimbursed organization and offering costs incurred by the General Partner were approximately $320,000 and $268,000, respectively, and may be reimbursed by the Partnership in the future.

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

Swap contracts: Certain Trading Companies of the Partnership strategically allocate a portion or all of their assets to total return swaps selected at the direction of the General Partner. A swap is a bilaterally negotiated agreement between two parties to exchange cash flows based upon an asset, rate or some other reference index. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of commodities or other investments representing a particular index.  Changes in the value of the swap agreement are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. Realized gains and losses from a decrease in the notional value of the swap are recognized on trade date. A liquidation payment received or made at the termination of the swap agreement will first be offset against the swap balance outstanding at the time the position is liquidated, with the remainder being recorded as a realized gain or loss in the consolidated statement of operations.  Through its Trading Companies the Partnership has entered into total return swaps with Deutsche Bank AG.  The Partnership maintains cash as collateral to secure its obligations under the swaps. The notional value of the swaps was $56,138,617 and the cash margin balance was $13,982,500 as of both March 31, 2018 and December 31, 2017.  The swaps were effective July 1, 2015 and April 5, 2016 and have a term of five years and three years, respectively.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the period ended March 31, 2018 and 2017, substantially all investments are carried at fair value and classified as Level 1 and Level 2 measurements, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2018:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$640,526	$—	$—	$640,526
Forward currency contracts	—	149,098	—	149,098
Swap contracts	—	1,474,132	—	1,474,132
Cash and cash equivalents
U.S. money market fund	157,846			157,846
U.S. commercial paper	—	3,939,741	—	3,939,741
Securities owned
U.S. Government-sponsored enterprises	—	59,672,553	—	59,672,553
U.S. mutual fund	6,731,761	—	—	6,731,761
U.S. Exchange-traded funds	3,209,500	—	—	3,209,500
Total	$10,739,633	$65,235,524	$—	$75,975,157

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 10. See the consolidated condensed schedule of investments for detail by sector.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$2,644,659	$—	$—	$2,644,659
Forward currency contracts	—	25,627	—	25,627
Swap contracts	—	1,179,312	—	1,179,312
Cash and cash equivalents
U.S. money market fund	2,543,917			2,543,917
U.S. commercial paper	—	5,815,806		5,815,806
Securities owned
U.S. Government-sponsored enterprises	—	59,683,241	—	59,683,241
U.S. corporate bonds	—	4,066,723	—	4,066,723
U.S. mutual fund	7,683,587	—	—	7,683,587
U.S. Exchange-traded funds	3,209,400	—	—	3,209,400
Total	$16,081,563	$70,770,709	$—	$86,852,272

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 10. See the consolidated condensed schedule of investments for detail by sector.

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the three months ended March 31, 2018 and year ended December 31, 2017.

Note 3. Deposits with Brokers and Interbank Market Makers

The Partnership, through the Trading Companies, deposits assets with SG Americas Securities, LLC and Wells Fargo Securities, LLC subject to CFTC regulations and various exchange and broker requirements. Margin requirements

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $1,235,419 and $1,845,327 for the three months ended March 31, 2018 and 2017, respectively, are shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $79,508 and $116,224 for the three months ended March 31, 2018 and 2017, respectively, are shown on the consolidated statement of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $69,128 and $100,785 for the three months ended March 31, 2018 and 2017, respectively, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the general partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership.  The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period. For the three months ended March 31, 2018 and 2017, EMC was paid approximately $40,200 and $90,400, respectively, in consulting fees and no incentive fees.

During July 2017, the Partnership invested $7.3 million of its cash balances previously held in GP Cash Management in Class I shares of the Grant Park Absolute Return Fund (“GPARF”) and has reinvested dividends received from GPARF in the amount of approximately $480,000. The fair value of the Partnership’s investment in GPARF at March 31, 2018 and December 31, 2017 was $6,731,761 and $7,683,587, respectively. GPARF is one among

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

several series of Northern Lights Fund Trust, a Delaware statutory trust organized on January 19, 2005.  The Trust is registered under the Investment Company Act of 1940 as an open-ended mutual fund.  The General Partner of the Partnership is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, and acts as investment adviser to GPARF.  RCM, which is also one of the Partnership’s trading advisors, acts as sub-adviser to GPARF.  GPARF’s investment objective is to allocate its assets between two independent, underlying strategies: an investment growth strategy and a fixed income strategy.  The general partner credits the dollar amount of any fees it earns as investment adviser of GPARF with respect to the Partnership’s assets invested in GPARF towards the portion of the Partnership’s brokerage charge retained by the general partner.  For the three months ended March 31, 2018, the credit amounted to $15,352 and is included in net gains (losses) from securities in the consolidated statement of operations.

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

	Three Months Ended
	March 31,
	2018	2017

Total return – Class A Units	(5.85)%	(1.03)%
Total return – Class B Units	(6.01)%	(1.19)%
Total return – Legacy 1 Class Units	(5.30)%	(0.45)%
Total return – Legacy 2 Class Units	(5.35)%	(0.51)%
Total return – Global 1 Class Units	(4.81)%	(0.40)%
Total return – Global 2 Class Units	(4.89)%	(0.46)%
Total return – Global 3 Class Units	(5.31)%	(0.89)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	5.10%	5.21%
Incentive fees (2)	0.00%	0.09%
Total expenses	5.10%	5.30%
Net investment loss (1) (3)	(4.21)%	(4.44)%

(1)	Annualized.
(2)	Not annualized.
(3)	Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three months ended March 31, 2018 and 2017 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three months ended March 31, 2018 and 2017.

Class A Units	Three Months Ended
	March 31,
	2018	2017

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,050.40	$1,084.25
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(49.35)	2.71
Expenses net of interest and dividend income*	(12.13)	(13.82)
Total income (loss) from operations	(61.48)	(11.11)
Net asset value per unit at end of period	$988.92	$1,073.14

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Class B Units	Three Months Ended
	March 31,
	2018	2017

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$857.37	$890.74
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(40.38)	2.26
Expenses net of interest and dividend income*	(11.12)	(12.83)
Total income (loss) from operations	(51.50)	(10.57)
Net asset value per unit at end of period	$805.87	$880.17

Legacy 1 Class Units	Three Months Ended
	March 31,
	2018	2017

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$842.06	$849.35
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(40.03)	2.04
Expenses net of interest and dividend income*	(4.60)	(5.88)
Total income (loss) from operations	(44.63)	(3.84)
Net asset value per unit at end of period	$797.43	$845.51

Legacy 2 Class Units	Three Months Ended
	March 31,
	2018	2017

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$822.36	$831.55
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(39.03)	2.14
Expenses net of interest and dividend income*	(5.00)	(6.42)
Total income (loss) from operations	(44.03)	(4.28)
Net asset value per unit at end of period	$778.33	$827.27

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Global 1 Class Units	Three Months Ended
	March 31,
	2018	2017

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$835.42	$838.82
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(36.75)	1.41
Expenses net of interest and dividend income*	(3.46)	(4.73)
Total income (loss) from operations	(40.21)	(3.32)
Net asset value per unit at end of period	$795.21	$835.50

Global 2 Class Units	Three Months Ended
	March 31,
	2018	2017

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$818.12	$823.19
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(36.17)	1.41
Expenses net of interest and dividend income*	(3.83)	(5.18)
Total income (loss) from operations	(40.00)	(3.77)
Net asset value per unit at end of period	$778.12	$819.42

Global 3 Class Units	Three Months Ended
	March 31,
	2018	2017

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$702.50	$719.36
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(30.70)	1.09
Expenses net of interest and dividend income*	(6.61)	(7.52)
Total income (loss) from operations	(37.31)	(6.43)
Net asset value per unit at end of period	$665.19	$712.93

* Expenses net of interest and dividend income per unit are calculated by dividing the expenses net of interest income by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

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

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value.  The cash deposited with the FCMs, interbank market makers and swap counterparties at March 31, 2018 and December 31, 2017 was $25,722,520 and $29,435,769, respectively, which was 26.00% and 25.94% of the net asset value, respectively.

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

For the three months ended March 31, 2018, the monthly average futures contracts bought and sold was 23,756 and the monthly average forward contracts bought and sold was 461.  For the three months ended March 31, 2017, the monthly average futures contracts bought and sold was 45,903 and the monthly average forward contracts bought and sold was 435.  The following tables summarize the quantitative information required by FASB ASC 815:

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Fair Values of Derivative Instruments at March 31, 2018 and December 31, 2017

	Consolidated	Asset		Liability
	Statements of Financial	Derivatives		Derivatives
	Condition Location	3/31/2018		3/31/2018	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$74,110		$(84,983)	$(10,873)

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	214,555		(224,284)	(9,729)

Energy contracts	Net Unrealized gain (loss) on open futures contracts	581,547		(64,603)	516,944
			.
Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	972,293		(482,616)	489,677

Meats contracts	Net Unrealized gain (loss) on open futures contracts	82,091		(2,708)	79,383

Metals contracts	Net Unrealized gain (loss) on open futures contracts	512,038		(824,941)	(312,903)

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	524,236		(57,668)	466,568

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	211,346		(789,887)	(578,541)

		$3,172,216		$(2,531,690)	$640,526

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$397,363		$(248,265)	$149,098

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$2,113,139		$(639,007)	$1,474,132

*At March 31, 2018, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date March 29, 2019
Agricultural contracts	3%
Energy contracts	5%
Interest rate contracts	68%
Metals contracts	2%
Stock indices contracts	5%
Forward currency contracts	17%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	46%
Stock indices contracts	11%
Forward currency contracts	43%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Consolidated	Asset		Liability
	Statements of Financial	Derivatives		Derivatives
	Condition Location	12/31/2017		12/31/2017	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$192,152		$(41,963)	$150,189

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	607,592		(214,009)	393,583

Energy contracts	Net Unrealized gain (loss) on open futures contracts	1,202,346		(156,581)	1,045,765
			.
Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	480,661		(820,436)	(339,775)

Meats contracts	Net Unrealized gain (loss) on open futures contracts	37,013		(5,967)	31,046

Metals contracts	Net Unrealized gain (loss) on open futures contracts	1,464,763		(828,583)	636,180

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	371,081		(161,787)	209,294

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	867,587		(349,210)	518,377

		$5,223,195		$(2,578,536)	$2,644,659

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$573,423		$(547,796)	$25,627

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$1,179,312		$—	$1,179,312

*At December 31, 2017, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date March 29, 2019
Agricultural contracts	3%
Energy contracts	3%
Interest rate contracts	54%
Metals contracts	4%
Stock indices contracts	16%
Forward currency contracts	20%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	44%
Stock indices contracts	14%
Forward currency contracts	42%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended March 31, 2018 and 2017

		Three Months Ended	Three Months Ended
Type of Contract		March 31, 2018	March 31, 2017

Agriculturals contracts	Net gain (loss) from futures trading	$(736,354)	$(646,957)
Currencies contracts	Net gain (loss) from futures trading	112,083	(1,578,888)
Energy contracts	Net gain (loss) from futures trading	(437,551)	(3,111,188)
Interest rates contracts	Net gain (loss) from futures trading	457,206	(3,155,183)
Meats contracts	Net gain (loss) from futures trading	(108,284)	(7,808)
Metals contracts	Net gain (loss) from futures trading	(899,375)	55,883
Soft commodities contracts	Net gain (loss) from futures trading	657,094	377,913
Stock indices	Net gain (loss) from futures trading	(2,966,998)	9,078,242
Forward Currency Contracts	Net gain (loss) from forward trading	79,074	(545,656)
Swap Contracts	Net gain (loss) from swap trading	294,820	454,233

		$(3,548,285)	$920,591

Line Item in Consolidated Statement of Operations	Three Months Ended
	March 31, 2018	March 31, 2017

Net gain (loss) from futures trading
Realized	$(1,918,046)	$2,661,434
Change in unrealized	(2,004,133)	(1,649,420)
Total realized and change in unrealized net gain (loss) from futures trading	$(3,922,179)	$1,012,014

Net gain (loss) from forward trading
Realized	$(44,397)	$(67,154)
Change in unrealized	123,471	(478,502)
Total realized and change in unrealized net gain (loss) from forward trading	$79,074	$(545,656)

Net gain (loss) from swap trading
Change in unrealized	$294,820	$454,233
Total realized and change in unrealized net gain (loss) from swap trading	$294,820	$454,233

Total realized and change in unrealized net gain (loss) from futures, forward and swap trading	$(3,548,285)	$920,591

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition:

Offsetting of Derivative Assets

As of March 31, 2018

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$3,172,216	$(2,531,690)	$640,526
Forward contracts	397,363	(248,265)	149,098
Swap contracts	2,113,139	(639,007)	1,474,132
Total derivatives	$5,682,718	$(3,418,962)	$2,263,756

Offsetting of Derivative Liabilities

As of March 31, 2018

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$2,531,690	$(2,531,690)	$—
Forward contracts	248,265	(248,265)	—
Swap contracts	639,007	(639,007)	—
Total derivatives	$3,418,962	$(3,418,962)	$—

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of March 31, 2018

		Gross Amounts Not Offset in the Consolidated
		Statement of Financial Condition
	Net Amount of
	Unrealized Gain
	Presented in
	the Consolidated
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

Deutsche Bank AG	$1,474,132	$—	$—	$1,474,132
SG Americas Securities, LLC	715,080	—	—	715,080
UBS AG	4,009	—	—	4,009
Wells Fargo Securities, LLC	70,535	—	—	70,535
Total	$2,263,756	$—	$—	$2,263,756

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through date of issuance.  Subsequent to March 31, 2018, there were contributions and redemptions totaling approximately $166 and $0, respectively.

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

GP 1, LLC (“GP 1”)          GP 5, LLC (“GP 5”)          GP 11, LLC (“GP 11”)          GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”)          GP 8, LLC (“GP 8”)          GP 14, LLC (“GP 14”)

GP 4, LLC (“GP 4”)          GP 9, LLC (“GP 9”)          GP 17, LLC (“GP 17”)

There were no assets allocated to GP 3 as of March 31, 2018.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors or through swap transactions based on reference programs of certain reference traders. Amplitude Capital International Limited, EMC Capital Advisors LLC, Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Revolution Capital Management LLC and Transtrend B.V. serve as Grant Park’s commodity trading advisors. Grant Park obtains the equivalent of net profits or net losses generated by H2O AM LLP and Winton Capital Management Limited as reference traders through off-exchange swap transactions and does not allocate assets to H2O or Winton directly.  Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of March 31, 2018, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors to Amplitude, EMC, Lynx, Quantica, Rabar, RCM and Transtrend, and the swap transactions through which H2O and Winton are reference traders are similarly within this range.  No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor or reference trader. The general partner may terminate or replace the trading advisors and/or enter into swap transactions related to the performance of reference traders or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors or reference traders for each class of Grant Park’s outstanding limited partnership units as of March 31, 2018:

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three months ended March 31, 2018 and 2017, are set forth in the table below:

	Three Months Ended
	March 31,
	2018	2017
Total return – Class A Units	(5.85)%	(1.03)%
Total return – Class B Units	(6.01)%	(1.19)%
Total return – Legacy 1 Class Units	(5.30)%	(0.45)%
Total return – Legacy 2 Class Units	(5.35)%	(0.51)%
Total return – Global 1 Class Units	(4.81)%	(0.40)%
Total return – Global 2 Class Units	(4.89)%	(0.46)%
Total return – Global 3 Class Units	(5.31)%	(0.89)%

Grant Park’s total net asset value at March 31, 2018 was approximately $98.9 million, at December 31, 2017 was approximately $113.5 million, and at March 31, 2017 was approximately $150.7 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding the swap transactions, for the three months ended March 31, 2018 and 2017.

	% Gain (Loss)
	Three Months Ended
	March 31,
	2018	2017

Agriculturals	(0.7)%	(0.4)%
Currencies	0.1	(1.0)
Energy	(0.4)	(2.1)
Interest rates	0.4	(2.1)
Meats	(0.1)	—
Metals	(0.9)	—
Soft commodities	0.6	0.3
Stock indices	(3.0)	6.0
Forward currency contracts	0.1	(0.4)

Total	(3.9)%	0.3%

Three months ended March 31, 2018 compared to three months ended March 31, 2017

For the three months ended March 31, 2018, Grant Park had a negative return of 5.9% for the Class A units, a negative return of 6.0% for the Class B units, a negative return of 5.3% for the Legacy 1 Class units, a negative return of 5.4% for the Legacy 2 Class units, a negative return of 4.8% for the Global 1 Class units, a negative return of 4.9% for the Global 2 Class units, and a negative return of 5.3% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of 3.9% which were decreased by gains of 0.3% from swap transactions and decreased by gains of 0.2% from interest and dividend income. These trading losses were increased by 2.3% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.  For the same period in 2017, Grant Park had a negative return of 1.0% for the Class A units, a negative return of 1.2% for the Class B units, a negative return of 0.5% for the Legacy 1 Class units, a negative return of 0.5% for the Legacy 2 Class units, a negative return of 0.4% for the Global 1 Class units, a negative return of 0.5% for the Global 2 Class units, and a negative return of 0.9% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 0.3% which were increased by gains of 0.3% from swap transactions and increased by gains of 0.2% from interest income. These trading profits were decreased by 1.8% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three months ended March 31, 2018

Grant Park registered losses in the first quarter as losses in the energies, metals, energies and agriculturals markets were slightly offset by gains in the currencies and fixed income sectors.

 For January, performance in the equity, currency, and energy markets was positive. Grant Park benefited from rallies in global markets that were driven by accelerating economic growth, strong earnings, and changes in the U.S. tax structure. In currencies, long positions in the euro and the British pound benefited from a weak U.S. dollar and added to gains. Long positions in the energy complex benefitted as crude oil prices continued to rise on a weaker U.S. dollar and on rising optimism OPEC and its allies will cooperate to lower production beyond 2018. Small gains in the fixed income and metals sectors were slightly offset by losses in agriculturals. Long positions in gold and copper added to gains as prices rose on U.S. dollar weakness.

Performance for February was negative and was driven by large reversals in the equities, currencies and energies sectors. U.S. equity markets experienced a volatile, 12% correction early in the month, which negatively impacted Grant Park’s long equity positions. The reversal was triggered by investor concerns an increase in bond yields could signal the end of the long bull market and on concerns the U.S. would implement more protectionist trade policies.  Energy prices reversed sharply lower, against Grant Park’s long positions, as stockpiles of U.S. crude steadily increased and domestic production reached record levels. Long positions in the British pound lost value as the pound weakened amidst uncertainty about the extended Brexit transition period. Long positions in the Australian dollar added to losses as the currency fell on declining Asian stock markets and on a disappointing Australian capital expenditure report. Fixed income positions were positive contributors. Positive economic growth and the plans for the Federal Reserve to unwind its balance sheet contributed to expectations the Federal Reserve would maintain its program for increasing interest rates.

Grant Park’s performance for March was negative, primarily due to losses in the equity and metals sectors; gains in the energies sector partially offset losses. Long equity positions suffered as investors weighed the implications of tariffs and a potential trade war, either of which could slow global economic growth. Headlines regarding increased regulation and oversight of large-cap technology companies and their usage of customer data also had a negative impact on equity performance. Long positions in base metals lost value as prices declined on muted demand. Positions in the energy complex gained in value as crude oil prices moved higher after China launched its yuan-denominated crude oil futures contract, an event many traders were anticipating as they sought to tap China's bustling commodity markets.

Key trading developments for Grant Park during the first three months of 2018 included the following:

January. Grant Park recorded gains during the month. Class A units were up 7.89%, Class B units were up 7.83%, Legacy 1 Class units were up 8.04%, Legacy 2 Class units were up 7.98%, Global 1 Class units were up 7.73%, Global 2 Class units were up 7.97% and Global 3 Class units were up 7.81%. The U.S. dollar weakened during the month. The Australian dollar and New Zealand dollar each strengthened, benefitting from U.S. dollar weakness and strength in commodity prices. The British pound strengthened on better-than- expected GDP data and on optimism Great Britain and the European Union will negotiate a Brexit agreement that allows the UK economy to grow. The euro strengthened on increased investor optimism for European economic growth and on expectations the European Central Bank will begin to unwind the massive monetary stimulus program beginning in 2018. Crude oil prices continued to move higher on a weaker U.S. dollar and on rising optimism OPEC and its allies will orchestrate lower production beyond 2018. Natural gas prices rose due to tight supplies and because of colder-than-expected winter weather. Except for the FTSE index, global equities moved higher, as strong earnings, the benefits of tax overhaul in the U.S., and accelerating economic growth drove the markets. The FTSE index declined due to a stronger British pound and in reaction to a report which showed the U.K. will be significantly worse off outside the EU, regardless of the final terms of the Brexit agreement. Fixed income prices fell as demand for safe-haven assets decreased due to expectations of accelerating global economic growth, benefits of tax reform and other positive economic indicators. Sugar markets fell over 12% due to excess supplies. Wheat and corn markets rose on a weak U.S. dollar and on strong export data. Cocoa prices rose as global supplies were reported to be smaller than expected. Soybean markets moved higher on concerns that dry weather in Argentina – a key producer - would tighten supplies. Precious metals prices rose on a weak U.S. dollar.  Copper prices declined on elevated supplies and on lower demand.

February. Grant Park recorded losses during the month. Class A units were down 11.74%, Class B units were down 11.79%, Legacy 1 Class units were down 11.51%, Legacy 2 Class units were down 11.49%, Global 1 Class units were down 10.84%, Global 2 Class units were down 11.09% and Global 3 Class units were down 11.23%. The U.S. dollar strengthened in anticipation the Federal Reserve could raise interest rates four times this year.  The Canadian dollar weakened on declining oil prices and in anticipation U.S. corporate tax cuts could hurt Canada’s competitiveness.  Uncertainty about a renegotiated North American Free Trade Agreement added to weakness. The Australian dollar weakened on a disappointing Australian capital expenditure report. The British pound moved lower after the European Union’s chief negotiator warned a Brexit transition period for the U.K. was not guaranteed. The Japanese yen strengthened on data showing rising inflation. Crude oil prices fell in reaction to rising U.S. supplies and production.  Natural gas and heating oil prices declined due to warmer than expected weather forecasts. Global equities markets moved lower as volatility spiked on investor speculation that increasing bond yields could signal the end of the decade-long equity bull market. Concerns over the prospect of more protectionist trade policies also weighed on the markets. Fixed income prices moved lower on continued pressure from economic growth in the U.S., on rising inflation expectations, and on the unwinding of the Fed’s balance sheet. Bund prices, however, moved higher as political unease in the Eurozone supported demand for safe-haven bonds. Corn markets rose on strong exports. Wheat markets increased on concerns dry weather in key growing regions would damage crops. Cocoa prices rose over 12% on expectations of diminished crops from the top grower, the Ivory Coast. Soybean markets moved higher on continued concerns that dry weather in Argentina would limit production. Precious metals prices declined after the Federal Reserve stated there could be four small interest rate hikes beginning in March. Copper prices declined on lower demand and on doubts about the strength of the economy in China, its top consumer.

March. Grant Park recorded losses during the month. Class A units were down 1.13%, Class B units were down 1.19%, Legacy 1 Class units were down 0.94%, Legacy 2 Class units were down 0.96%, Global 1 Class units were down 0.90%, Global 2 Class units were down 0.92% and Global 3 Class units were down 1.06%. The U.S. dollar weakened in reaction to uncertainty concerning tariffs and trade agreements. The British pound strengthened on expectations the Bank of England will raise interest rates. The euro moved higher due to strength across the European economy. The Australian dollar weakened on declining commodity prices and an increase in Australian unemployment. Crude oil prices rose after China launched its yuan-denominated crude oil futures contract, an event many traders were anticipating as they sought to access China's bustling commodity markets. Natural gas and heating oil prices rose on continued cold weather. Global equities moved lower on continued volatility, downbeat macro data from Europe and fears of a trade war between the U.S. and China. U.S. fixed income prices rose amidst volatility in the stock markets and concerns over the trade tensions between China and the U.S. Gilts prices rose after the U.K. Debt Management Office announced bond sales during the coming financial year will be the lowest since the financial crisis. Corn markets rose after the U.S. Department of Agriculture forecast an unexpected drop in inventories. Wheat markets declined as favorable weather boosted crops. Sugar prices declined on elevated supplies. Cocoa prices rose over 14% on signs of improving demand and forecasts for a smaller global surplus. Lean hog and live cattle markets moved lower on expectations of rising supplies. Gold prices rose slightly on U.S. dollar weakness. Copper prices declined on muted demand and weak global cues.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of March 31, 2018 and December 31, 2017 and the trading gains/losses by market category for the three months ended March 31, 2018 and the year ended December 31, 2017. All open position trading risk exposures of Grant Park, except for the swap transactions, have been included in calculating the figures set forth below. As of March 31, 2018, Grant Park’s net asset value was approximately $98.9 million. As of December 31, 2017, Grant Park’s net asset value was approximately $113.5 million.

	March 31, 2018
Market Sector	Value at Risk*	Trading Gain/(Loss)

Energy	0.4%	(0.4)%
Interest rates	0.3	0.4
Stock indices	0.3	(3.0)
Currencies & Forward currency contracts	0.2	0.2
Agriculturals/softs/meats	0.2	(0.2)
Metals	0.1	(0.9)

Aggregate/Total	0.8%	(3.9)%

	December 31, 2017
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.4%	21.0%
Energy	0.4	(4.1)
Agriculturals/softs/meats	0.3	(1.7)
Interest rates	0.3	(7.5)
Metals	0.3	(1.7)
Currencies & Forward currency contracts	0.1	(5.0)

Aggregate/Total	0.9%	1.0%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of March 31, 2018, by market sector.

Energy

Grant Park’s primary energy market risk exposure is due to price movements in the gas and oil markets, which often result from political developments in the Middle East, Nigeria, Russia, and South America. Energy prices can be volatile and substantiatl profits and losses have been and are expected to continue to be experienced in these markets. As of March 31, 2018, in the energy market Grant Park had long exposure to brent crude, crude oil, heating oil and NY harbor RBOB gas and short exposures to natural gas.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park. Interest rate movements directly affect the price of the futures positions held by the Fund and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact Grant Park’s profitability. Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries. Grant Park also takes futures positions on the government debt of smaller nations, such as Australia and New Zealand. The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future. As of March 31, 2018, Grant Park held long positions for interest rate instruments in Canada, Germany, Japan, New Zealand, Australia and the Eurozone and was short interest rate instruments in U.S., U.K and Switzerland.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in G-7 countries as well as other jurisdictions including Australia, the Eurozone, Hong Kong, Malaysia, Mexico, Poland, Singapore, South Africa, Sweden, Taiwan, Thailand and Turkey.  The stock index futures contracts currently traded by Grant Park are futures on broadly-based indices and on narrow-based stock index or single-stock futures contracts.  As of March 31, 2018, Grant Park was predominantly long equities in Australia, the Eurozone, Hong Kong, Japan, Singapore, Taiwan, Thailand, Turkey, the U.S., Canada and South Africa and short equities in the U.K. and Sweden.

Currencies

Exchange rate risk is a significant market exposure of Grant Park. Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future. As of March 31, 2018, Grant Park was long the U.S. dollar against the Australian, euro, Canadian dollar and Swiss franc and was short the U.S. dollar against the British pound, Japanese yen, Mexican peso and New Zealand dollar.

Agriculturals/Softs/Meats

Grant Park’s primary commodities risk exposure is driven by agricultural price movements, which are often directly affected by severe or unexpected weather conditions, as well as other factors. As of March 31, 2018, in the agriculturals, softs and meats markets, Grant Park had long exposure to cocoa, cotton, lumber, soybeans, soybean meal and Grant Park had short exposure to coffee, corn, feeder cattle, milk, live cattle, lean hogs, oats, wheat, orange juice, rough rice, soybean oil and sugar.

Metals

Grant Park’s metals market risk exposure is due to fluctuations in the price of both precious metals, including gold and silver, and on base metals, including aluminum, lead, copper, tin, nickel, palladium and zinc. As of March 31, 2018, in the metals sector Grant Park had long positions in gold, palladium and platinum and short positions in copper and silver.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of March 31, 2018.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2017, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	None

Issuer Purchases of Equity Securities

(c)

The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended March 31, 2018.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)

1/1/2018 through 1/31/2018	867.44	$1,133.32	1,442.20	$924.54	0.00	$909.76	0.00	$887.98	573.07	$899.97	0.00	$883.31	602.96	$757.38	3,485.67	(2)
2/1/2018 through 2/28/2018	19.96	$1,000.27	1,352.91	$815.56	0.00	$805.03	0.00	$785.91	1,668.89	$802.42	37.27	$785.34	3,485.64	$672.35	6,564.67	(2)
3/1/2018 through 3/30/2018	1.11	$988.92	1,866.76	$805.87	0.00	$797.43	0.00	$778.33	718.05	$795.21	0.00	$778.12	742.91	$665.19	3,328.83	(2)
Total	888.51	$1,130.15	4,661.87	$845.39	0.00	$837.41	0.00	$817.41	2,960.01	$819.56	37.27	$785.34	4,831.51	$681.86	13,379.17	(2)

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
101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: May 15, 2018	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)