Form 10-Q
period 2018-06-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2018-08-14
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED June 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Equity in brokers' trading accounts:
Cash	$18,594,656	$29,435,769
Net unrealized gain (loss) on open futures contracts	1,505,423	2,644,659
Net unrealized gain (loss) on open forward currency contracts	139,744	25,627
Net unrealized gain (loss) on open swap contracts	2,139,267	1,179,312
Total equity in brokers' trading accounts	22,379,090	33,285,367
Cash and cash equivalents	3,269,309	8,358,825
Securities owned, at fair value (cost $69,776,286 and $74,547,232, respectively)	68,742,285	74,642,951
Interest and dividend receivable, net	8,887	11,512
Total assets	$94,399,571	$116,298,655
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$451,654	$563,127
Accrued incentive fees	-	68,968
Organization and offering costs payable	22,524	27,937
Accrued operating expenses	19,628	24,331
Redemptions payable to limited partners	1,706,542	2,130,670
Total liabilities	2,200,348	2,815,033
Partners' Capital (Net Asset Value)
General Partner
Class A (307.34 units outstanding at both June 30, 2018 and December 31, 2017)	303,289	322,836
Legacy 1 Class (574.13 units outstanding at both June 30, 2018 and December 31, 2017)	459,493	483,449
Legacy 2 Class (263.13 units outstanding at both June 30, 2018 and December 31, 2017)	205,419	216,389
Global 1 Class (469.97 units outstanding at both June 30, 2018 and December 31, 2017)	375,607	392,629
Global 2 Class (231.81 units outstanding at both June 30, 2018 and December 31, 2017)	181,165	189,644

Limited Partners
Class A (5,920.30 and 6,818.01 units outstanding at June 30, 2018 and December 31, 2017, respectively)	5,842,163	7,161,658
Class B (74,448.40 and 84,494.74 units outstanding at June 30, 2018 and December 31, 2017, respectively)	59,769,024	72,443,010
Legacy 1 Class (743.40 and 777.22 units outstanding at June 30, 2018 and December 31, 2017, respectively)	594,969	654,458
Legacy 2 Class (219.09 units outstanding at both June 30, 2018 and December 31, 2017)	171,037	180,172
Global 1 Class (28,181.15 and 30,151.86 units outstanding at June 30, 2018 and December 31, 2017, respectively)	22,522,518	25,189,596
Global 2 Class (947.37 and 1,069.68 units outstanding at June 30, 2018 and December 31, 2017, respectively)	740,412	875,122
Global 3 Class (1,554.65 and 7,650.73 units outstanding at June 30, 2018 and December 31, 2017, respectively)	1,034,127	5,374,659
Total partners' capital (net asset value)	92,199,223	113,483,622
Total liabilities and partners' capital (net asset value)	$94,399,571	$116,298,655

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

June 30, 2018

(Unaudited)

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(9,955)	(0.01)%	$198,810	0.22%	$188,855	0.21%
Currencies	$75,205	0.08%	$298,647	0.32%	$373,852	0.40%
Energy	$833,321	0.90%	$(530)	—%	$832,791	0.90%
Interest rates	$145,694	0.16%	$(59,696)	(0.06)%	$85,998	0.10%
Meats	$3,294	—%	$(13,500)	(0.01)%	$(10,206)	(0.01)%
Metals	$(45,583)	(0.05)%	$103,765	0.11%	$58,182	0.06%
Soft commodities	$(34,417)	(0.04)%	$109,054	0.12%	$74,637	0.08%
Stock indices and single stock futures	$(472,824)	(0.51)%	$934	—%	$(471,890)	(0.51)%
Total U.S. Futures Positions	$494,735		$637,484		$1,132,219

Foreign Futures Positions:
Agriculturals	$(995)	—%	$(4,214)	—%	$(5,209)	—%
Currencies	$44	—%	$(1,596)	—%	$(1,552)	—%
Energy	$7,857	0.01%	$—	—%	$7,857	0.01%
Interest rates	$704,010	0.76%	$(1,517)	—%	$702,493	0.76%
Metals	$(628,239)	(0.68)%	$393,371	0.43%	$(234,868)	(0.25)%
Soft commodities	$581	—%	$22,854	0.02%	$23,435	0.02%
Stock indices	$(136,882)	(0.15)%	$17,930	0.02%	$(118,952)	(0.13)%
Total Foreign Futures Positions	$(53,624)		$426,828		$373,204
Total Futures Contracts	$441,111	0.48%	$1,064,312	1.15%	$1,505,423	1.63%

Forward Contracts *
Currencies	$68,517	0.07%	$71,227	0.08%	$139,744	0.15%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(76,917)	(0.08)%	$—	—%	$(76,917)	(0.08)%
Deutsche Bank total return swap, Termination date July 1, 2020	$2,216,184	2.40%	$—	—%	$2,216,184	2.40%
Total Swap Contracts	$2,139,267	2.32%	$—	—%	$2,139,267	2.32%

Total Futures, Forward and
Swap Contracts	$2,648,895	2.87%	$1,135,539	1.23%	$3,784,434	4.10%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2018

(Unaudited)

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$38,000,000	10/15/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$38,103,115	41.33%
$16,000,000	4/29/2019-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	$16,054,389	17.41%
$2,500,000	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$2,512,825	2.72%
	Total U.S. Government-sponsored enterprises (cost $56,497,750)		$56,670,329	61.46%

U.S. Government securities

				Percent of
				Partners' Capital
Fair Value	Maturity Date	Description	Fair Value	(net asset value)
$1,000,000	3/28/2019	U.S. Treasury Bill, 2.1% (cost $980,500)	$984,997	1.07%	%

U.S. Mutual fund

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
689,730	Grant Park Absolute Return Fund - Class I (cost $7,779,984)	$6,607,609	7.17%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
75,000	Highland / iBoxx Senior Loan ETF	$1,356,750	1.47%
20,000	PIMCO Enhanced Short Maturity Active ETF	$2,031,000	2.20%
40,000	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	$1,091,600	1.19%
	Total Exchange-traded funds (cost $4,518,052)	$4,479,350	4.86%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $69,776,286)	$68,742,285	74.56%

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

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$(131,730)	$(1,061,213)	$(2,049,776)	$1,600,221
Change in unrealized	864,892	(4,305,961)	(1,139,241)	(5,955,381)
Commissions	(348,907)	(518,951)	(742,646)	(1,102,263)
Net gains (losses) from futures trading	384,255	(5,886,125)	(3,931,663)	(5,457,423)

Net gain (loss) from forward trading
Realized	(59,020)	(1,580,324)	(103,417)	(1,647,478)
Change in unrealized	(9,348)	490,388	114,123	11,886
Commissions	(204)	(452)	(411)	(940)
Net gains (losses) from forward trading	(68,572)	(1,090,388)	10,295	(1,636,532)

Net gain (loss) from swap trading
Change in unrealized	665,135	(317,413)	959,955	136,820
Net gains (losses) from swap trading	665,135	(317,413)	959,955	136,820

Net gain (loss) from securities
Change in unrealized	(129,272)	—	(1,065,646)	—
Net gains (losses) from securities	(129,272)	—	(1,065,646)	—

Net trading gains (losses)	851,546	(7,293,926)	(4,027,059)	(6,957,135)

Net investment income (loss)
Income
Interest income	189,553	293,766	405,794	597,854
Dividend income	38,730	—	63,919	—
Total income	228,283	293,766	469,713	597,854
Expenses from operations
Brokerage charge	1,099,437	1,609,281	2,334,856	3,454,608
Incentive fees	—	177,335	4,621	313,556
Organizational and offering costs	69,467	101,966	148,975	218,190
Operating expenses	60,463	88,475	129,591	189,260
Total expenses	1,229,367	1,977,057	2,618,043	4,175,614
Net investment loss	$(1,001,084)	$(1,683,291)	$(2,148,330)	$(3,577,760)
Net income (loss)	$(149,538)	$(8,977,217)	$(6,175,389)	$(10,534,895)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(2.12)	$(68.08)	$(63.60)	$(79.19)
General Partner & Limited Partner Class B Units	$(3.04)	$(57.18)	$(54.54)	$(67.75)
General Partner & Limited Partner Legacy 1 Class Units	$2.90	$(49.05)	$(41.73)	$(52.89)
General Partner & Limited Partner Legacy 2 Class Units	$2.34	$(48.48)	$(41.69)	$(52.76)
General Partner & Limited Partner Global 1 Class Units	$4.00	$(46.65)	$(36.21)	$(49.97)
General Partner & Limited Partner Global 2 Class Units	$3.42	$(46.23)	$(36.58)	$(50.00)
General Partner & Limited Partner Global 3 Class Units	$(0.01)	$(43.18)	$(37.32)	$(49.61)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Six Months Ended June 30, 2018

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital,
December 31, 2017	307.34	$322,836	6,818.01	$7,161,658	—	$—	84,494.74	$72,443,010	574.13	$483,449	777.22	$654,458	263.13	$216,389	219.09	$180,172
Contributions	—	—	0.17	165	—	—	—	1	—	—	—	—	—	—	—	—
Redemptions	—	—	(897.88)	(1,013,397)	—	—	(10,046.34)	(8,265,499)	—	—	(33.82)	(26,810)	—	—	—	—
Net income (loss)	—	(19,547)	—	(306,263)	—	—	—	(4,408,488)	—	(23,956)	—	(32,679)	—	(10,970)	—	(9,135)
Partners’ capital,
June 30, 2018	307.34	$303,289	5,920.30	$5,842,163	—	$—	74,448.40	$59,769,024	574.13	$459,493	743.40	$594,969	263.13	$205,419	219.09	$171,037

Net asset value per unit at December 31, 2017		$1,050.40				$857.37				$842.06				$822.36

Net asset value per unit at June 30, 2018		$986.80				$802.83				$800.33				$780.67

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2017	469.97	$392,629	30,151.86	$25,189,596	231.81	$189,644	1,069.68	$875,122	—	$—	7,650.73	$5,374,659	$113,483,622
Contributions	—	—	2,927.98	2,545,679	—	—	-	—	—	—	—	—	2,545,845
Redemptions	—	—	(4,898.69)	(3,958,646)	—	—	(122.31)	(96,298)	—	—	(6,096.08)	(4,294,205)	(17,654,855)
Net income (loss)	—	(17,022)	—	(1,254,111)	—	(8,479)	-	(38,412)	—	—	—	(46,327)	(6,175,389)
Partners’ capital,
June 30, 2018	469.97	$375,607	28,181.15	$22,522,518	231.81	$181,165	947.37	$740,412	—	$—	1,554.65	$1,034,127	$92,199,223

Net asset value per unit at December 31, 2017		$835.42				$818.12				$702.50

Net asset value per unit at June 30, 2018		$799.21				$781.54				$665.18

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Six Months Ended June 30, 2017

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital,
December 31, 2016	307.34	$333,239	8,520.61	$9,238,467	—	$—	111,286.78	$99,127,541	574.13	$487,634	942.38	$800,410	263.13	$218,807	300.83	$250,158
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(949.51)	(1,014,570)	—	—	(14,135.64)	(12,241,456)	—	—	(48.23)	(39,828)	—	—	(52.19)	(43,175)
Net income (loss)	—	(24,340)	—	(614,511)	—	—	—	(6,932,063)	—	(30,365)	—	(48,428)	—	(13,883)	—	(13,341)
Partners’ capital,
June 30, 2017	307.34	$308,899	7,571.10	$7,609,386	—	$—	97,151.14	$79,954,022	574.13	$457,269	894.15	$712,154	263.13	$204,924	248.64	$193,642

Net asset value per unit at December 31, 2016		$1,084.25				$890.74				$849.35				$831.55

Net asset value per unit at June 30, 2017		$1,005.06				$822.99				$796.46				$778.79

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2016	924.77	$775,716	39,439.76	$33,082,784	231.81	$190,820	2,264.59	$1,864,195	—	$—	26,405.78	$18,995,167	$165,364,938
Contributions	—	—	3,182.32	2,645,925	—	—	—	—	—	—	95.03	68,925	2,714,850
Redemptions	(454.79)	(365,000)	(10,000.96)	(8,263,463)	—	—	(506.74)	(412,539)	—	—	(8,940.22)	(6,320,958)	(28,700,989)
Net income (loss)	—	(39,974)	—	(1,731,967)	—	(11,591)	—	(92,506)	—	—	—	(981,926)	(10,534,895)
Partners’ capital,
June 30, 2017	469.98	$370,742	32,621.12	$25,733,279	231.81	$179,229	1,757.85	$1,359,150	-	$—	17,560.59	$11,761,208	$128,843,904

Net asset value per unit at December 31, 2016		$838.82				$823.19				$719.36

Net asset value per unit at June 30, 2017		$788.85				$773.19				$669.75

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

There were no assets allocated to GP 3 as of June 30, 2018 and December 31, 2017.

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

The Class A and Class B units are outstanding but are no longer offered by the Partnership. Both Class A and Class B units are traded pursuant to identical trading programs and differ only in respect to the brokerage charge and organization and offering costs payable to the General Partner.

The Legacy 1 Class and Legacy 2 Class units are traded pursuant to trading programs pursuing a technical trend trading philosophy, which is the same trading philosophy used for the Class A and Class B units. The Legacy 1 Class and Legacy 2 Class units differ only in respect to the brokerage charge payable to the General Partner. The Legacy

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

1 Class and Legacy 2 Class units are offered only to investors who are represented by approved selling agents who are directly compensated by the investor for services rendered in connection with an investment in the Partnership (such arrangements commonly referred to as “wrap-accounts”).

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed.  As of June 30, 2018, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2014.

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the North American Securities Administrators Association, Inc. (NASAA) Guidelines requirement that organization and offering expenses do not exceed 15% of the total subscriptions accepted. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At June 30, 2018 and December 31, 2017, unreimbursed organization and offering costs incurred by the General Partner were approximately $402,000 and $268,000, respectively, and may be reimbursed by the Partnership in the future.

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

Swap contracts: Certain Trading Companies of the Partnership strategically allocate a portion or all of their assets to total return swaps selected at the direction of the General Partner. A swap is a bilaterally negotiated agreement between two parties to exchange cash flows based upon an asset, rate or some other reference index. In a typical swap,

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of commodities or other investments representing a particular index.  Changes in the value of the swap agreement are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. Realized gains and losses from a decrease in the notional value of the swap are recognized on trade date. A liquidation payment received or made at the termination of the swap agreement will first be offset against the swap balance outstanding at the time the position is liquidated, with the remainder being recorded as a realized gain or loss in the consolidated statement of operations.  Through its Trading Companies, the Partnership has entered into total return swaps with Deutsche Bank AG.  The Partnership maintains cash as collateral to secure its obligations under the swaps. As of June 30, 2018 and December 31, 2017, the notional value of the swaps were $41,141,073 and $56,138,617, respectively, and the cash margin balance was $7,729,000 and $13,982,500, respectively. The swaps were effective July 1, 2015 and April 5, 2016 and have a term of five years and three years, respectively.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the period ended June 30, 2018 and 2017, substantially all investments are carried at fair value and classified as Level 1 and Level 2 measurements, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

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

In January 2016, the FASB issued ASU 2016-01 Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Liabilities.  The amendments in this update affect all entities that hold financial assets or owe financial liabilities.  The guidance impacts the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017.  The Partnership adopted ASU 2016-01 as of January 1, 2018, and the adoption did not have a material impact on its consolidated financial statements.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

The fair value of exchange-traded futures contracts, options on futures contracts and exchange-traded funds are based upon exchange settlement prices as of the last business day of the reporting period. These financial instruments are classified in Level 1 of the fair value hierarchy.

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

The fair value of mutual funds is based upon quoted prices as of the last business day of the reporting period. These financial instruments are classified in Level 1 of the fair value hierarchy.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$1,505,423	$—	$—	$1,505,423
Forward currency contracts	—	139,744	—	139,744
Swap contracts	—	2,139,267	—	2,139,267
Cash and cash equivalents
U.S. money market fund	3,268,141	—	—	3,268,141
Securities owned
U.S. Government-sponsored enterprises	—	56,670,329	—	56,670,329
U.S. Government securities	—	984,997	—	984,997
U.S. mutual fund	6,607,609	—	—	6,607,609
U.S. Exchange-traded funds	4,479,350	—	—	4,479,350
Total	$15,860,523	$59,934,337	$—	$75,794,860

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the six months ended June 30, 2018 and year ended December 31, 2017.

Note 3. Deposits with Brokers and Interbank Market Makers

The Partnership, through the Trading Companies, deposits assets with ADM Investor Securities, Inc., SG Americas Securities, LLC and Wells Fargo Securities, LLC subject to CFTC regulations and various exchange and

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

broker requirements. Margin requirements may be satisfied by the deposit of U.S. Treasury bills, Government- sponsored enterprise securities and/or cash with such clearing brokers. The Partnership may earn interest income on its assets deposited with the clearing brokers.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $1,099,437 and $2,334,856, respectively, for the three and six months ended June 30, 2018 and $1,609,281 and $3,454,608, respectively, for the three and six months ended June 30, 2017, are shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $69,467 and $148,975, respectively, for the three and six months ended June 30, 2018 and $101,966 and $218,190, respectively, for the three and six months ended June 30, 2017, are shown on the consolidated statement of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $60,463 and $129,591, respectively, for the three and six months ended June 30, 2018 and $88,475 and $189,260, respectively, for the three and six months ended June 30, 2017, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the general partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership.  The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period.  For the three and six months ended June 30, 2018, EMC was paid approximately $34,200 and $74,400, respectively, in consulting fees and no incentive fees. For the three and six months ended June 30, 2017, EMC was paid approximately $59,900 and $150,300, respectively, in consulting fees and no incentive fees.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

During July 2017, the Partnership invested $7.3 million of its cash balances previously held in GP Cash Management in Class I shares of the Grant Park Absolute Return Fund (“GPARF”) and has reinvested dividends received from GPARF in the amount of approximately $480,000. The fair value of the Partnership’s investment in GPARF at June 30, 2018 and December 31, 2017 was $6,607,609 and $7,683,587, respectively. GPARF is one among several series of Northern Lights Fund Trust, a Delaware statutory trust organized on January 19, 2005.  The Trust is registered under the Investment Company Act of 1940 as an open-ended mutual fund.  The General Partner of the Partnership is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, and acts as investment adviser to GPARF.  RCM, which is also one of the Partnership’s trading advisors, acts as sub-adviser to GPARF.  GPARF’s investment objective is to allocate its assets between two independent, underlying strategies: an investment growth strategy and a fixed income strategy.  The general partner credits the dollar amount of any fees it earns as investment adviser of GPARF with respect to the Partnership’s assets invested in GPARF towards the portion of the Partnership’s brokerage charge retained by the general partner.  For the three and six months ended June 30, 2018, the credit amounted to $14,085 and $29,437, respectively, and is included in net gains (losses) from securities in the consolidated statement of operations.

Note 6. Subscriptions, Redemptions and Allocation of Net Income or Loss

Subscriptions received in advance, if any, represent cash received prior to month-end for contributions of the subsequent month and do not participate in earnings of the Partnership until the following month.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Total return – Class A Units	(0.21)%	(6.34)%	(6.05)%	(7.30)%
Total return – Class B Units	(0.38)%	(6.50)%	(6.36)%	(7.61)%
Total return – Legacy 1 Class Units	0.36%	(5.80)%	(4.96)%	(6.23)%
Total return – Legacy 2 Class Units	0.30%	(5.86)%	(5.07)%	(6.34)%
Total return – Global 1 Class Units	0.50%	(5.58)%	(4.34)%	(5.96)%
Total return – Global 2 Class Units	0.44%	(5.64)%	(4.47)%	(6.07)%
Total return – Global 3 Class Units	0.00%	(6.06)%	(5.31)%	(6.90)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	5.16%	5.14%	5.11%	5.18%
Incentive fees (2)	0.00%	0.13%	0.00%	0.21%
Total expenses	5.16%	5.27%	5.11%	5.39%
Net investment loss (1) (3)	(4.20)%	(4.30)%	(4.19)%	(4.92)%

(1)	Annualized.
(2)	Not annualized.
(3)	Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and six months ended June 30, 2018 and 2017 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three and six months ended June 30, 2018 and 2017.

Class A Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$988.92	$1,073.14	$1,050.40	$1,084.25
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	9.01	(54.73)	(40.38)	(51.95)
Expenses net of interest and dividend income*	(11.13)	(13.35)	(23.22)	(27.24)
Total income (loss) from operations	(2.12)	(68.08)	(63.60)	(79.19)
Net asset value per unit at end of period	$986.80	$1,005.06	$986.80	$1,005.06

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Class B Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$805.87	$880.17	$857.37	$890.74
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	7.45	(44.77)	(32.90)	(42.49)
Expenses net of interest and dividend income*	(10.49)	(12.41)	(21.64)	(25.26)
Total income (loss) from operations	(3.04)	(57.18)	(54.54)	(67.75)
Net asset value per unit at end of period	$802.83	$822.99	$802.83	$822.99

Legacy 1 Class Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$797.43	$845.51	$842.06	$849.35
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	7.30	(43.32)	(32.72)	(41.28)
Expenses net of interest and dividend income*	(4.40)	(5.73)	(9.01)	(11.61)
Total income (loss) from operations	2.90	(49.05)	(41.73)	(52.89)
Net asset value per unit at end of period	$800.33	$796.46	$800.33	$796.46

Legacy 2 Class Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$778.33	$827.27	$822.36	$831.55
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	7.11	(42.39)	(31.92)	(40.30)
Expenses net of interest and dividend income*	(4.77)	(6.09)	(9.77)	(12.46)
Total income (loss) from operations	2.34	(48.48)	(41.69)	(52.76)
Net asset value per unit at end of period	$780.67	$778.79	$780.67	$778.79

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Global 1 Class Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$795.21	$835.50	$835.42	$838.82
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	7.32	(42.05)	(29.42)	(40.61)
Expenses net of interest and dividend income*	(3.32)	(4.60)	(6.79)	(9.36)
Total income (loss) from operations	4.00	(46.65)	(36.21)	(49.97)
Net asset value per unit at end of period	$799.21	$788.85	$799.21	$788.85

Global 2 Class Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$778.12	$819.42	$818.12	$823.19
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	7.14	(41.32)	(29.00)	(39.95)
Expenses net of interest and dividend income*	(3.72)	(4.91)	(7.58)	(10.05)
Total income (loss) from operations	3.42	(46.23)	(36.58)	(50.00)
Net asset value per unit at end of period	$781.54	$773.19	$781.54	$773.19

Global 3 Class Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$665.19	$712.93	$702.50	$719.36
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	6.37	(35.76)	(24.67)	(34.72)
Expenses net of interest and dividend income*	(6.38)	(7.42)	(12.65)	(14.89)
Total income (loss) from operations	(0.01)	(43.18)	(37.32)	(49.61)
Net asset value per unit at end of period	$665.18	$669.75	$665.18	$669.75

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

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value.  The cash deposited with the FCMs, interbank market makers and swap counterparties at June 30, 2018 and December 31, 2017 was $18,594,656 and $29,435,769, respectively, which was 20.17% and 25.94% of the net asset value, respectively.

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

For the three and six months ended June 30, 2018, the monthly average futures contracts bought and sold was approximately 22,205 and 22,981, respectively, and the monthly average forward contracts bought and sold was approximately 438 and 449, respectively. For the three and six months ended June 30, 2017, the monthly average futures contracts bought and sold was approximately 40,945 and 43,424, respectively, and the monthly average forward contracts bought and sold was approximately 672 and 554, respectively. The following tables summarize the quantitative information required by FASB ASC 815:

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Fair Values of Derivative Instruments at June 30, 2018 and December 31, 2017

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	6/30/2018	6/30/2018	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$208,976	$(25,330)	$183,646

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	529,459	(157,159)	372,300

Energy contracts	Net Unrealized gain (loss) on open futures contracts	854,993	(14,345)	840,648

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	1,018,684	(230,193)	788,491

Meats contracts	Net Unrealized gain (loss) on open futures contracts	8,957	(19,163)	(10,206)

Metals contracts	Net Unrealized gain (loss) on open futures contracts	555,572	(732,258)	(176,686)

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	162,692	(64,620)	98,072

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	199,427	(790,269)	(590,842)

		$3,538,760	$(2,033,337)	$1,505,423

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$352,565	$(212,821)	$139,744

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$2,216,184	$(76,917)	$2,139,267

*At June 30, 2018, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date March 29, 2019
Agricultural contracts	3%
Energy contracts	3%
Interest rate contracts	66%
Metals contracts	3%
Stock indices contracts	2%
Forward currency contracts	23%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	49%
Stock indices contracts	16%
Forward currency contracts	35%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	12/31/2017	12/31/2017	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$192,152	$(41,963)	$150,189

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	607,592	(214,009)	393,583

Energy contracts	Net Unrealized gain (loss) on open futures contracts	1,202,346	(156,581)	1,045,765

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	480,661	(820,436)	(339,775)

Meats contracts	Net Unrealized gain (loss) on open futures contracts	37,013	(5,967)	31,046

Metals contracts	Net Unrealized gain (loss) on open futures contracts	1,464,763	(828,583)	636,180

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	371,081	(161,787)	209,294

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	867,587	(349,210)	518,377

		$5,223,195	$(2,578,536)	$2,644,659

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$573,423	$(547,796)	$25,627

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$1,179,312	$—	$1,179,312

*At December 31, 2017, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date March 29, 2019
Agricultural contracts	3%
Energy contracts	3%
Interest rate contracts	54%
Metals contracts	4%
Stock indices contracts	16%
Forward currency contracts	20%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	44%
Stock indices contracts	14%
Forward currency contracts	42%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2018 and 2017

		Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Type of Contract		June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Agriculturals contracts	Net gain (loss) from futures trading	$(102,313)	$(431,417)	$(838,667)	$(1,078,374)
Currencies contracts	Net gain (loss) from futures trading	12,833	(1,517,163)	124,916	(3,096,051)
Energy contracts	Net gain (loss) from futures trading	1,910,097	(3,497,178)	1,472,546	(6,608,366)
Interest rates contracts	Net gain (loss) from futures trading	163,502	(2,965,744)	620,708	(6,120,927)
Meats contracts	Net gain (loss) from futures trading	(178,392)	725,240	(286,676)	717,432
Metals contracts	Net gain (loss) from futures trading	(649,261)	(2,662,819)	(1,548,636)	(2,606,936)
Soft commodities contracts	Net gain (loss) from futures trading	197,281	789,747	854,375	1,167,660
Stock indices	Net gain (loss) from futures trading	(620,585)	4,192,160	(3,587,583)	13,270,402
Forward Currency Contracts	Net gain (loss) from forward trading	(68,368)	(1,089,936)	10,706	(1,635,592)
Swap Contracts	Net gain (loss) from swap trading	665,135	(317,413)	959,955	136,820

		$1,329,929	$(6,774,523)	$(2,218,356)	$(5,853,932)

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Line Item in Consolidated Statement of Operations	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net gain (loss) from futures trading
Realized	$(131,730)	$(1,061,213)	$(2,049,776)	$1,600,221
Change in unrealized	864,892	(4,305,961)	(1,139,241)	(5,955,381)
Total realized and change in unrealized net gain (loss) from futures trading	$733,162	$(5,367,174)	$(3,189,017)	$(4,355,160)

Net gain (loss) from forward trading
Realized	$(59,020)	$(1,580,324)	$(103,417)	$(1,647,478)
Change in unrealized	(9,348)	490,388	114,123	11,886
Total realized and change in unrealized net gain (loss) from forward trading	$(68,368)	$(1,089,936)	$10,706	$(1,635,592)

Net gain (loss) from swap trading
Change in unrealized	$665,135	$(317,413)	$959,955	$136,820
Total realized and change in unrealized net gain (loss) from swap trading	$665,135	$(317,413)	$959,955	$136,820

Total realized and change in unrealized net gain (loss) from futures, forward and swap trading	$1,329,929	$(6,774,523)	$(2,218,356)	$(5,853,932)

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition:

Offsetting of Derivative Assets

As of June 30, 2018

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$3,538,760	$(2,033,337)	$1,505,423
Forward contracts	352,565	(212,821)	139,744
Swap contracts	2,216,184	(76,917)	2,139,267
Total derivatives	$6,107,509	$(2,323,075)	$3,784,434

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Offsetting of Derivative Liabilities

As of June 30, 2018

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$2,033,337	$(2,033,337)	$—
Forward contracts	212,821	(212,821)	—
Swap contracts	76,917	(76,917)	—
Total derivatives	$2,323,075	$(2,323,075)	$—

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of June 30, 2018

		Gross Amounts Not Offset in the Consolidated
		Statement of Financial Condition
	Net Amount of
	Unrealized Gain
	Presented in
	the Consolidated
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

ADM Investor Services, Inc.	$249,071	$—	$—	$249,071
Deutsche Bank AG	2,139,267	—	—	2,139,267
SG Americas Securities, LLC	1,341,055	—	—	1,341,055
UBS AG	151,685	—	—	151,685
Wells Fargo Securities, LLC	(96,644)	—	—	(96,644)
Total	$3,784,434	$-	$-	$3,784,434

Offsetting of Derivative Assets

As of December 31, 2017

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$5,223,195	$(2,578,536)	$2,644,659
Forward contracts	573,423	(547,796)	25,627
Swap contracts	1,179,312	—	1,179,312
Total derivatives	$6,975,930	$(3,126,332)	$3,849,598

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

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through date of issuance.  Subsequent to June 30, 2018, there were contributions and redemptions totaling approximately $5,300 and $5,300, respectively.

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

GP 1, LLC (“GP 1”)          GP 5, LLC (“GP 5”)          GP 11, LLC (“GP 11”)          GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”)          GP 8, LLC (“GP 8”)          GP 14, LLC (“GP 14”)

GP 4, LLC (“GP 4”)          GP 9, LLC (“GP 9”)          GP 17, LLC (“GP 17”)

There were no assets allocated to GP 3 as of June 30, 2018.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors or through swap transactions based on reference programs of certain reference traders. Amplitude Capital International Limited, EMC Capital Advisors LLC, Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Revolution Capital Management LLC and Transtrend B.V. serve as Grant Park’s commodity trading advisors. Grant Park obtains the equivalent of net profits or net losses generated by H2O AM LLP and Winton Capital Management Limited as reference traders through off-exchange swap transactions and does not allocate assets to H2O or Winton directly.  Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of June 30, 2018, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors to Amplitude, EMC, Lynx, Quantica, Rabar, RCM and Transtrend, and the swap transactions through which H2O and Winton are reference traders are similarly within this range.  No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor or reference trader. The general partner may terminate or replace the trading advisors and/or enter into swap transactions related to the performance of reference traders or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors or reference traders for each class of Grant Park’s outstanding limited partnership units as of June 30, 2018:

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

Critical Accounting Policies

Grant Park’s most significant accounting policy is the valuation of its assets invested in U.S. and international futures and forward contracts, options contracts, swap transactions, other interests in commodities, mutual funds, exchange-traded funds and fixed income products. The majority of these investments are exchange-traded contracts, valued based upon exchange settlement prices. The remainder of its investments are non-exchange-traded contracts with valuation of those investments based on quoted forward spot prices, swap transactions with the valuation based on daily price reporting from the swap counterparty, and fixed income products, including U.S. Government securities, securities of U.S. Government-sponsored enterprises, corporate bonds and commercial paper, which are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market. With the valuation of the investments easily obtained, there is little or no judgment or uncertainty involved in the valuation of investments, and accordingly, it is unlikely that materially different amounts would be reported under different conditions using different but reasonably plausible assumptions.

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and six months ended June 30, 2018 and 2017, are set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total return – Class A Units	(0.21)%	(6.34)%	(6.05)%	(7.30)%
Total return – Class B Units	(0.38)%	(6.50)%	(6.36)%	(7.61)%
Total return – Legacy 1 Class Units	0.36%	(5.80)%	(4.96)%	(6.23)%
Total return – Legacy 2 Class Units	0.30%	(5.86)%	(5.07)%	(6.34)%
Total return – Global 1 Class Units	0.50%	(5.58)%	(4.34)%	(5.96)%
Total return – Global 2 Class Units	0.44%	(5.64)%	(4.47)%	(6.07)%
Total return – Global 3 Class Units	0.00%	(6.06)%	(5.31)%	(6.90)%

Grant Park’s total net asset value at June 30, 2018 was approximately $92.2 million, at December 31, 2017 was approximately $113.5 million, and at June 30, 2017 was approximately $128.8 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding the swap transactions, for the three and six months ended June 30, 2018 and 2017.

	% Gain (Loss)		% Gain (Loss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Agriculturals	(0.1)%	(0.3)%	(0.9)%	(0.8)%
Currencies	—	(1.2)	0.1	(2.4)
Energy	2.1	(2.7)	1.6	(5.1)
Interest rates	0.2	(2.3)	0.7	(4.8)
Meats	(0.2)	0.6	(0.3)	0.6
Metals	(0.7)	(2.1)	(1.7)	(2.0)
Soft commodities	0.2	0.6	0.9	0.9
Stock indices	(0.7)	3.3	(3.9)	10.3
Forward currency contracts	(0.1)	(0.9)	—	(1.3)

Total	0.7%	(5.0)%	(3.5)%	(4.6)%

Three months ended June 30, 2018 compared to three months ended June 30, 2017

For the three months ended June 30, 2018, Grant Park had a negative return of 0.2% for the Class A units, a negative return of .4% for the Class B units, a positive return of 0.4% for the Legacy 1 Class units, a positive return of 0.3% for the Legacy 2 Class units, a positive return of 0.5% for the Global 1 Class units, a positive return of 0.4% for the Global 2 Class units, and a return of 0% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 0.7% which were increased by gains of 0.7% from swap transactions and increased by gains of 0.2% from interest and dividend income. These trading gains were decreased by 1.8% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.  For the same period in 2017, Grant Park had a negative return of 6.3% for the Class A units, a negative return of 6.5% for the Class B units, a negative return of 5.8% for the Legacy 1 Class units, a negative return of 5.9% for the Legacy 2 Class units, a negative return of 5.6% for the Global 1 Class units, a negative return of 5.6% for the Global 2 Class units, and a negative return of 6.1% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of 5.0% which were increased by losses of 0.3% from swap transactions and decreased by gains of 0.2% from interest income. These trading losses were increased by 1.2% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2018 compared to six months ended June 30,2017

For the six months ended June 30, 2018, Grant Park had a negative return of 6.0% for the Class A units, a negative return of 6.4% for the Class B units, a negative return of 5.0% for the Legacy 1 Class units, a negative return of 5.1% for the Legacy 2 Class units, a negative return of 4.3% for the Global 1 Class units, a negative return of 4.5% for the Global 2 Class units, and a negative return of 5.3% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of 3.5% which were decreased by gains of 1.0% from swap transactions and decreased by gains of 0.5% from interest income. These trading losses were increased by 3.8% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2017, Grant Park had a negative return of 7.3% for the Class A units, a negative return of 7.6% for the Class B units, a negative return of 6.2% for the Legacy 1 Class units, a negative return of 6.3% for the Legacy 2 Class units, a negative return of 6.0% for the Global 1 Class units, a negative return of 6.1% for the Global 2 Class units, and a negative return of 6.9% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of 4.6% which were decreased by gains of 0.1% from swap transactions and decreased by gains of 0.5% from interest income. These trading losses were increased by 2.9% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three and Six months ended June 30, 2018

Grant Park registered small losses across multiple sectors in the second quarter.

For April, performance was positive and was driven by gains in the energy sector.  Losses in currencies and metals partly offset overall Grant Park performance.  Grant Park’s long positions in the energy markets were profitable as prices moved higher on OPEC production cuts and in reaction to the potential for new U.S. sanctions on Iran.  Grant Park’s long positions in the British pound lost value as markets moved lower as investors there ruled out the possibility of an interest rate hike during May.  Grant Park's long positions in base metals lost value, particularly in zinc and nickel.  Slight losses in equities and fixed income sectors also slightly offset positive performance.

Performance for May was negative and was driven by losses in the equities, fixed income, currencies, metals and agriculturals markets.  Internationally, ongoing trade tensions caused sharp equity price reversals.  In equities, long positions in the Nikkei and the FTSE lost value on the reemergence of tariff issues and after the U.S. cancelled its planned meeting with North Korean officials.  The fixed income sector was volatile due to geopolitical uncertainty in Europe, the Middle East and Asia, and on uncertainty about whether central banks would further increase interest rates or maintain quantitative easing programs.  In particular, investor concerns regarding the future of Italy’s ability to form an effective national government caused a sharp increase in yields.  Long positions in Italian bonds were Grant Park’s top detractor.

Grant Park’s performance for June was positive, primarily due to gains in the currencies, fixed income and agriculturals sectors; losses in the energies, equities and metals sectors partially offset gains.  Long U.S. dollar positions drove currency returns as the dollar strengthened on increasingly tight monetary policy and on widening interest rate differentials with other economies.  Long positions in metals suffered as markets traded lower on dollar strength.  Trade concerns caused volatility in agricultural markets, with short soybean positions benefitting as markets moved lower. Equities were down internationally, particularly in the emerging markets, on trade concerns and weaker than expected economic data.  Long positions in the Hang Seng contributed most to losses.

Key trading developments for Grant Park during the first six months of 2018 included the following:

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

April. Grant Park recorded gains during the month. Class A units were up 1.08%, Class B units were up 1.02%, Legacy 1 Class units were up 1.27%, Legacy 2 Class units were up 1.25%, Global 1 Class units were up 1.32%, Global 2

Class units were up 1.30% and Global 3 Class units were up 1.15%. The U.S. dollar strengthened on rising U.S. bond yields.   The British pound weakened as poor economic performance in the first quarter reduced expectations the Bank of England will raise rates during May.  The Japanese yen weakened as continued global growth reduced demand for the safe haven currency.  The New Zealand dollar weakened as New Zealand government bond yields declined and on expectations the central bank will not raise the official cash rate until next year. Crude oil prices moved higher due to OPEC production cuts and the potential for new U.S. sanctions against Iran. Natural gas and heating oil prices rose due to reduced supplies and forecasts for cooler weather. Global equities rose after China’s President Xi Jinping reiterated pledges to open sectors of the Chinese economy to international investment as part of China’s economic globalization.  Positive earnings reports also boosted the markets. Global fixed income markets fell after the Federal Reserve confirmed its commitment to raising rates; several officials are in favor of raising rates at a slightly faster pace than is currently planned. The markets also reacted to soft economic data in the U.K. and the Bank of England’s cautionary remarks that a rate hike at the next BOE meeting is not assured. Wheat markets rose over 13% on concerns dry weather in the U.S. southern plains could significantly reduce crop yields. Corn prices rose after the USDA confirmed U.S. corn planting progress was running behind schedule due to adverse weather and poor ground conditions. Coffee prices rose on the possibility an upcoming frost season in Brazil could affect supplies. Cocoa markets declined on an improving crop outlook in the Ivory Coast, a key producer of the crop. Gold and platinum prices declined slightly on U.S. dollar strength. Copper and base metal prices rose on increasing demand.

May. Grant Park recorded losses during the month. Class A units were down 3.19%, Class B units were down 3.24%, Legacy 1 Class units were down 3.00%, Legacy 2 Class units were down 3.02%, Global 1 Class units were down 2.96%, Global 2 Class units were down 2.98% and Global 3 Class units were down 3.12%. The U.S. dollar strengthened and the euro weakened due to political uncertainty in the Eurozone and on expectations of higher interest rates. The British pound weakened in reaction to lower inflation figures and weaker-than-expected economic data. Crude oil prices moved lower on increased U.S. crude oil production  and on speculation OPEC might raise output.  Natural gas prices rose as inventories were unexpectedly lower and forecasts were revised to expect a warmer-than-anticipated summer season. U.S. equities moved higher on the potential for a meeting between the United States and North Korea. The FTSE 100 Index rose as trade tensions between the U.S. and China eased. The Euro Stoxx 50 Index moved lower on uncertainty surrounding Italian elections and the reemergence of tariff issues. Global fixed income markets moved higher as a result of geopolitical uncertainty in Europe, the Middle East and Asia, and on central bank uncertainty about the pace of increasing interest rates. Wheat markets rose on concerns about dry weather in the U.S. southern plains. Soybean prices declined after buyers canceled a deal to purchase 949,000 tons of soybeans. Sugar markets rose over 10% as labor strikes in Brazil disrupted supply. Coffee prices also rose due to concerns over the labor strikes in Brazil. Gold prices declined on U.S. dollar strength. Base metal prices, particularly nickel, rose on increased demand from the stainless steel and clean technology industries.

June. Grant Park recorded gains during the month. Class A units were up 1.98%, Class B units were up 1.92%, Legacy 1 Class units were up 2.17%, Legacy 2 Class units were up 2.15%, Global 1 Class units were up 2.22%, Global 2 Class units were up 2.20% and Global 3 Class units were up 2.05%. The U.S. dollar strengthened as monetary policy tightened and interest rate differentials increased with other economies. The Australian dollar weakened on a slowing Chinese economy and on rising U.S. interest rates. The New Zealand dollar weakened on concerns over rising trade tensions. The Canadian dollar also weakened on trade tensions. Crude oil prices moved higher as OPEC agreed to increase output to compensate for sector-wide losses in production. Natural gas prices declined slightly as rising production and inventories limited the impact of warmer weather. U.S. equities were mixed as the Dow moved lower on concerns about potential trade wars.  The S&P finished the month slightly higher, boosted by rising energy stocks. U.K. equities markets moved lower on trade concerns and weaker-than-expected economic data. Global fixed income markets moved slightly lower, despite trade war concerns, with the Federal Reserve restating the case for tighter monetary policy.  The Bank of England kept rates unchanged but provided hawkish guidance in its monetary policy statement. Corn, wheat and soybean prices declined due to favorable weather and on concerns about trade disputes with China.  Cotton prices also fell due to trade tensions with China.  Sugar markets moved lower on excess supply. Coffee markets declined on rising output from Brazil, a top producer. Precious metals prices declined on U.S. dollar strength.  Base metal prices declined on low demand and a strong U.S. dollar.

Three and six months ended June 30, 2017

Grant Park registered losses in the second quarter as losses in the energy, metals, fixed income and currencies sectors were offset by gains in the equities sector.

For April, negative performance was due to losses in the currencies and energy markets. Equities, foods, and soft commodities were positive and partially offset portfolio losses. Grant Park’s short positions in the euro and British pound produced losses as the uncertain outcome of elections in France and the ongoing Brexit activities in the U.K increased volatility and caused prices to spike across markets. The British pound and euro both pushed higher after a surprise call for early elections in the UK. Energy prices headed lower as high inventories and U.S production increases outweighed the effect of OPEC production curbs. Grant Park entered the month long crude oil but reversed to short positions as prices moved against the portfolio. Long positions in live and feeder cattle benefitted as prices rose to one year highs due to significant, increased demand. Long positions in the equities sector profited, particularly the Hang Seng and Nasdaq.

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

February. Grant Park recorded gains during the month. Class A units were up 3.64%, Class B units were up 3.59%, Legacy 1 Class units were up 3.84%, Legacy 2 Class units were up 3.82%, Global 1 Class units were up 3.78%, Global 2 Class units were up 3.75% and Global 3 Class units were up 3.60%. The U.S. dollar strengthened on increased expectations the Federal Reserve will raise interest rates in March. The Canadian dollar weakened in reaction to that expectation and on the likelihood the Bank of Canada will leave interest rates unchanged.  The euro weakened amidst the uncertainty of the outcomes in the upcoming elections in France and Holland. Crude oil prices rose slightly as concerns about rising U.S. inventories partially offset the reported OPEC production cuts.  Natural gas prices declined as demand fell because of warmer-than-expected weather across the world. Global equity markets continued to rise. Domestically, stock indices reached all-time highs on improving economic data and continued investor optimism about tax reform and economic policies.  The Dow Jones Industrial Index rallied for 11 straight days, its longest streak since 1987. Fixed income markets moved higher as the markets reacted to economic data and comments from U.S. central bankers which increased the likelihood of an interest rate hike by the Federal Reserve.  Longer-maturity fixed income prices stabilized and the U.K. and German positions, in particular, gained value. Corn prices rose after the USDA reported better export sales and increased concerns about global supplies.  Sugar prices fell on the combination of increased supplies and lower demand.  Coffee markets fell in reaction to an overabundance of supplies worldwide; the current surplus is the largest in six years. Precious metal prices rose on increased demand for safe-haven assets due to concerns about geopolitics and the ability of the U.S. government to enact a wide range of economy-growing policies.

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

 April. Grant Park recorded losses during the month. Class A units were down 1.69%, Class B units were down 1.74%, Legacy 1 Class units were down 1.50%, Legacy 2 Class units were down 1.52%, Global 1 Class units were down 1.44%, Global 2 Class units were down 1.46% and Global 3 Class units were down 1.61%. The British pound and euro both strengthened after a surprise call for early elections in the U.K.  The Canadian dollar weakened on declining oil prices.  The Australian dollar fell after the release of weaker-than-expected inflation numbers.  The U.S. dollar weakened as markets digested the potential policies of the Trump administration. Crude oil prices declined as large inventories and increased U.S production outweighed the OPEC production curbs.  Natural gas prices rose as storage supplies were in line with expectations and shifting weather forecasts increased demand expectations. Global equity markets rose due to strong U.S. earnings announcements, on expectations for domestic tax reforms, and following the French election results.  Global fixed income markets moved higher after the European Central Bank announced it would hold rates steady.  Shifting expectations on inflation impacted the bond markets, where skepticism increased about whether the U.S. administration will deliver on pledges for major tax reform and infrastructure spending. Live cattle prices rose 15% to a one-year high due to increased demand.  Sugar markets fell on abundant supplies and on speculation India – the largest sugar consumer – would no longer need to import the commodity.  Coffee prices declined as supplies improved.  Cocoa markets declined almost 12% due to sluggish demand and a global surplus.  Corn and wheat markets moved lower on expectations of increased supplies. Gold prices rose as continued geopolitical tensions boosted demand for the safehaven asset.  Silver prices declined as the multi-year slowdown in commercial applications continued.  Copper and base metals markets declined on decreasing demand.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of June 30, 2018 and December 31, 2017 and the trading gains/losses by market category for the six months ended June 30, 2018 and the year ended December 31, 2017. All open position trading risk exposures of Grant Park, except for the swap transactions, have been included in calculating the figures set forth below. As of June 30, 2018, Grant Park’s net asset value was approximately $92.2 million. As of December 31, 2017, Grant Park’s net asset value was approximately $113.5 million.

	June 30, 2018
Market Sector	Value at Risk*	Trading Gain/(Loss)

Currencies & Forward currency contracts	0.6%	0.1%
Interest rates	0.4	0.7
Stock indices	0.4	(3.9)
Energy	0.3	1.6
Agriculturals/softs/meats	0.2	(0.3)
Metals	0.2	(1.7)
Aggregate/Total	1.0%	(3.5)%

	December 31, 2017
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.4%	21.0%
Energy	0.4	(4.1)
Agriculturals/softs/meats	0.3	(1.7)
Interest rates	0.3	(7.5)
Metals	0.3	(1.7)
Currencies & Forward currency contracts	0.1	(5.0)

Aggregate/Total	0.9%	1.0%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of June 30, 2018, by market sector.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of June 30, 2018, Grant Park was long the U.S. dollar against the Australian dollar, euro, Canadian dollar, British pound, Japanese yen, Mexican peso, New Zealand dollar and Swiss franc.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by the Fund and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, could materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia and New Zealand.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of June 30, 2018, Grant Park held long positions for interest rate instruments in Canada, Germany, Japan, New Zealand, Australia, Switzerland, U.K and the Eurozone and was short interest rate instruments in the U.S.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in G-7 countries, as well as other jurisdictions, including Australia, the Eurozone, Hong Kong, Malaysia, Mexico, Poland, Singapore, South Africa, Sweden, Taiwan,

Thailand and Turkey.  The stock index futures contracts currently traded by Grant Park are futures on broadly-based indices and on narrow-based stock index or single-stock futures contracts.  As of June 30, 2018, Grant Park was predominantly long equities in Australia, the Eurozone, Japan, Sweden, Singapore, Taiwan, the U.K., the U.S., Canada and South Africa and short equities in Hong Kong and Turkey.

Energy

Grant Park’s primary energy market risk exposure is due to price movements in the gas and oil markets, which often result from political developments in the Middle East, Nigeria, Russia, and South America.  As of June 30, 2018, in the energy market Grant Park had long exposure to Brent crude, carbon emission, crude oil, heating oil, natural gas, new crude oil, new gasoline, gas oil, U.K. natural gas and NY harbor RBOB gas.

Agriculturals/Softs/Meats

Grant Park’s primary commodities risk exposure is driven by agricultural price movements, which are often directly affected by severe or unexpected weather conditions, as well as other factors.  As of June 30, 2018, in the grains markets, Grant Park had long exposure to cocoa, cotton, lumber, oats, orange juice and Grant Park had short exposure to canola (rapeseed), coffee, corn, crude palm oil, feeder cattle, milk, live cattle, lean hogs, wheat, rough rice, rubber, soybeans, soybean meal, soybean oil, sunflower seeds, white maize and sugar.

Metals

Grant Park’s metals market risk exposure is due to fluctuations in the price of both precious metals, including gold and silver, and on base metals, including aluminum, lead, copper, tin, nickel, palladium and zinc. As of June 30, 2018, in the metals sector Grant Park had long positions in aluminum, palladium and nickel and short positions in gold, copper, lead, platinum, silver and zinc.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of June 30, 2018.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2017, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	None

Issuer Purchases of Equity Securities

(c)

The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended June 30, 2018.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)

4/1/2018 through 4/30/2018	0.00	$999.59	2,267.27	$814.12	13.39	$807.59	0.00	$788.08	284.74	$805.71	85.04	$788.23	145.21	$672.85	2,795.65	(2)
5/1/2018 through 5/31/2018	0.00	$967.69	1,586.94	$787.70	20.43	$783.32	0.00	$764.24	1,067.39	$781.86	0.00	$764.74	1,058.97	$651.84	3,733.73	(2)
6/1/2018 through 6/30/2018	9.37	$986.80	1,530.26	$802.83	0.00	$800.33	0.00	$780.67	586.55	$799.21	0.00	$781.54	60.39	$665.18	2,186.57	(2)
Total	9.37	$986.80	5,384.47	$803.12	33.82	$792.93	0.00	$777.66	1,938.68	$790.61	85.04	$788.23	1,264.57	$654.89	8,715.95	(2)

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
101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: August 14, 2018	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)