Form 10-Q
period 2018-09-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2018-11-14
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b -2 of the Exchange Act.

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

QUARTER ENDED September 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Equity in brokers' trading accounts:
Cash	$18,296,416	$29,435,769
Net unrealized gain (loss) on open futures contracts	2,089,606	2,644,659
Net unrealized gain (loss) on open forward currency contracts	(113,599)	25,627
Net unrealized gain (loss) on open swap contracts	1,598,794	1,179,312
Total equity in brokers' trading accounts	21,871,217	33,285,367
Cash and cash equivalents	3,131,099	8,358,825
Securities owned, at fair value (cost $63,997,878 and $74,547,232, respectively)	63,107,730	74,642,951
Interest and dividend receivable, net	(2,620)	11,512
Total assets	$88,107,426	$116,298,655
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$419,313	$563,127
Accrued incentive fees	52,308	68,968
Organization and offering costs payable	21,218	27,937
Accrued operating expenses	18,377	24,331
Redemptions payable to limited partners	1,724,239	2,130,670
Total liabilities	2,235,455	2,815,033
Partners' Capital (Net Asset Value)
General Partner
Class A (307.34 units outstanding at both September 30, 2018 and December 31, 2017)	301,910	322,836
Legacy 1 Class (574.13 units outstanding at both September 30, 2018 and December 31, 2017)	460,063	483,449
Legacy 2 Class (263.13 units outstanding at both September 30, 2018 and December 31, 2017)	205,544	216,389
Global 1 Class (469.97 units outstanding at both September 30, 2018 and December 31, 2017)	376,597	392,629
Global 2 Class (231.81 units outstanding at both September 30, 2018 and December 31, 2017)	181,526	189,644

Limited Partners
Class A (4,751.01 and 6,818.01 units outstanding at September 30, 2018 and December 31, 2017, respectively)	4,666,989	7,161,658
Class B (70,687.62 and 84,494.74 units outstanding at September 30, 2018 and December 31, 2017, respectively)	56,399,218	72,443,010
Legacy 1 Class (743.40 and 777.22 units outstanding at September 30, 2018 and December 31, 2017, respectively)	595,706	654,458
Legacy 2 Class (219.09 units outstanding at both September 30, 2018 and December 31, 2017)	171,141	180,172
Global 1 Class (26,119.41 and 30,151.86 units outstanding at September 30, 2018 and December 31, 2017, respectively)	20,929,765	25,189,596
Global 2 Class (887.55 and 1,069.68 units outstanding at September 30, 2018 and December 31, 2017, respectively)	695,041	875,122
Global 3 Class (1,338.78 and 7,650.73 units outstanding at September 30, 2018 and December 31, 2017, respectively)	888,471	5,374,659
Total partners' capital (net asset value)	85,871,971	113,483,622
Total liabilities and partners' capital (net asset value)	$88,107,426	$116,298,655

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

September 30, 2018

(Unaudited)

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(7,068)	(0.01)%	$64,534	0.08%	$57,466	0.07%
Currencies	$7,207	0.01%	$93,907	0.11%	$101,114	0.12%
Energy	$859,414	1.00%	$(3,700)	—%	$855,714	1.00%
Interest rates	$(228,511)	(0.26)%	$457,132	0.53%	$228,621	0.27%
Meats	$33,213	0.04%	$(8,596)	(0.01)%	$24,617	0.03%
Metals	$(50,548)	(0.06)%	$28,208	0.03%	$(22,340)	(0.03)%
Soft commodities	$(15,515)	(0.02)%	$285,423	0.33%	$269,908	0.31%
Stock indices and single stock futures	$227,536	0.26%	$(28,420)	(0.03)%	$199,116	0.23%
Total U.S. Futures Positions	$825,728		$888,488		$1,714,216

Foreign Futures Positions:
Agriculturals	$1,450	—%	$2,801	—%	$4,251	—%
Currencies	$—	—%	$1,934	—%	$1,934	—%
Energy	$11,935	0.01%	$—	—%	$11,935	0.01%
Interest rates	$(359,063)	(0.42)%	$7,679	0.01%	$(351,384)	(0.41)%
Metals	$59,786	0.07%	$(89,924)	(0.10)%	$(30,138)	(0.03)%
Soft commodities	$—	—%	$14,363	0.02%	$14,363	0.02%
Stock indices	$767,028	0.89%	$(42,599)	(0.05)%	$724,429	0.84%
Total Foreign Futures Positions	$481,136		$(105,746)		$375,390
Total Futures Contracts	$1,306,864	1.52%	$782,742	0.91%	$2,089,606	2.43%

Forward Contracts *
Currencies	$22,377	0.03%	$(135,976)	(0.16)%	$(113,599)	(0.13)%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(34,349)	(0.04)%	$—	—%	$(34,349)	(0.04)%
Deutsche Bank total return swap, Termination date July 1, 2020	$1,633,143	1.90%	$—	—%	$1,633,143	1.90%
Total Swap Contracts	$1,598,794	1.86%	$—	—%	$1,598,794	1.86%

Total Futures, Forward and
Swap Contracts	$2,928,035	3.41%	$646,766	0.75%	$3,574,801	4.16%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2018

(Unaudited)

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$34,000,000	10/15/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$34,084,792	39.69%
$16,000,000	4/29/2019-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	$16,057,826	18.70%
$2,500,000	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$2,505,700	2.92%
	Total U.S. Government-sponsored enterprises (cost $52,497,750)		$52,648,318	61.31%

U.S. Government securities

				Percent of
				Partners' Capital
Fair Value	Maturity Date	Description	Fair Value	(net asset value)
$1,000,000	3/28/2019	U.S. Treasury Bill, 2.1% (cost $980,500)	$990,111	1.15%	%

U.S. Mutual fund

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
532,066	Grant Park Absolute Return Fund - Class I (cost $6,001,576)	$4,964,176	5.78%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
75,000	Highland / iBoxx Senior Loan ETF	$1,369,125	1.59%
20,000	PIMCO Enhanced Short Maturity Active ETF	$2,032,400	2.37%
40,000	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	$1,103,600	1.29%
	Total Exchange-traded funds (cost $4,518,052)	$4,505,125	5.25%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $63,997,878)	$63,107,730	73.49%

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

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$1,054,015	$(3,624,312)	$(995,761)	$(2,024,091)
Change in unrealized	584,189	3,972,712	(555,052)	(1,982,669)
Commissions	(322,507)	(460,527)	(1,065,153)	(1,562,790)
Net gains (losses) from futures trading	1,315,697	(112,127)	(2,615,966)	(5,569,550)

Net gain (loss) from forward trading
Realized	262,786	513,204	159,369	(1,134,274)
Change in unrealized	(253,349)	(526,989)	(139,226)	(515,103)
Commissions	(138)	(316)	(549)	(1,256)
Net gains (losses) from forward trading	9,299	(14,101)	19,594	(1,650,633)

Net gain (loss) from swap trading
Change in unrealized	(540,473)	460,436	419,482	597,256
Net gains (losses) from swap trading	(540,473)	460,436	419,482	597,256

Net gain (loss) from securities
Realized	(265,168)	13,403	(235,731)	13,403
Change in unrealized	160,748	(90,859)	(934,335)	(90,859)
Net gains (losses) from securities	(104,420)	(77,456)	(1,170,066)	(77,456)

Net trading gains (losses)	680,103	256,752	(3,346,956)	(6,700,383)

Net investment income (loss)
Income
Interest income	171,721	241,266	577,515	839,120
Dividend income	42,653	—	106,572	—
Total income	214,374	241,266	684,087	839,120
Expenses from operations
Brokerage charge	1,029,345	1,431,412	3,364,201	4,886,020
Incentive fees	52,309	881	56,930	314,437
Organizational and offering costs	65,253	91,530	214,228	309,720
Operating expenses	56,764	79,551	186,355	268,811
Total expenses	1,203,671	1,603,374	3,821,714	5,778,988
Net investment loss	$(989,297)	$(1,362,108)	$(3,137,627)	$(4,939,868)
Net income (loss)	$(309,194)	$(1,105,356)	$(6,484,583)	$(11,640,251)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(4.48)	$(10.88)	$(68.08)	$(90.07)
General Partner & Limited Partner Class B Units	$(4.96)	$(10.24)	$(59.50)	$(77.99)
General Partner & Limited Partner Legacy 1 Class Units	$0.99	$(4.06)	$(40.74)	$(56.95)
General Partner & Limited Partner Legacy 2 Class Units	$0.48	$(4.45)	$(41.21)	$(57.21)
General Partner & Limited Partner Global 1 Class Units	$2.10	$(2.88)	$(34.11)	$(52.85)
General Partner & Limited Partner Global 2 Class Units	$1.56	$(3.31)	$(35.02)	$(53.31)
General Partner & Limited Partner Global 3 Class Units	$(1.54)	$(5.79)	$(38.86)	$(55.40)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Nine Months Ended September 30, 2018

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital,
December 31, 2017	307.34	$322,836	6,818.01	$7,161,658	—	$—	84,494.74	$72,443,010	574.13	$483,449	777.22	$654,458	263.13	$216,389	219.09	$180,172
Contributions	—	—	0.17	165	—	—	—	1	—	—	—	—	—	—	—	—
Redemptions	—	—	(2,067.17)	(2,169,677)	—	—	(13,807.12)	(11,280,762)	—	—	(33.82)	(26,810)	—	—	—	—
Net income (loss)	—	(20,926)	—	(325,157)	—	—	—	(4,763,031)	—	(23,386)	—	(31,942)	—	(10,845)	—	(9,031)
Partners’ capital,
September 30, 2018	307.34	$301,910	4,751.01	$4,666,989	—	$—	70,687.62	$56,399,218	574.13	$460,063	743.40	$595,706	263.13	$205,544	219.09	$171,141

Net asset value per unit at December 31, 2017		$1,050.40				$857.37				$842.06				$822.36

Net asset value per unit at September 30, 2018		$982.32				$797.87				$801.32				$781.15

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2017	469.97	$392,629	30,151.86	$25,189,596	231.81	$189,644	1,069.68	$875,122	—	$—	7,650.73	$5,374,659	$113,483,622
Contributions	—	—	2,986.95	2,592,991	—	—	-	—	—	—	—	—	2,593,157
Redemptions	—	—	(7,019.40)	(5,661,533)	—	—	(182.13)	(143,272)	—	—	(6,311.95)	(4,438,171)	(23,720,225)
Net income (loss)	—	(16,032)	—	(1,191,289)	—	(8,118)	-	(36,809)	—	—	—	(48,017)	(6,484,583)
Partners’ capital,
September 30, 2018	469.97	$376,597	26,119.41	$20,929,765	231.81	$181,526	887.55	$695,041	—	$—	1,338.78	$888,471	$85,871,971

Net asset value per unit at December 31, 2017		$835.42				$818.12				$702.50

Net asset value per unit at September 30, 2018		$801.31				$783.10				$663.64

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

There were no assets allocated to GP 3 as of September 30, 2018 and December 31, 2017.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed.  As of September 30, 2018, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2014.

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed the limits in Note 5 in any calendar year, provided that the maximum amount reimbursed by the Partnership will not exceed the North American Securities Administrators Association, Inc. (NASAA) Guidelines requirement that organization and offering expenses do not exceed 15% of the total subscriptions accepted. Amounts reimbursed by the Partnership with respect to ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. Any amounts reimbursed by the Partnership with respect to organizational expenses are expensed at the time the reimbursement is incurred or accrued. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. At September 30, 2018 and December 31, 2017, unreimbursed organization and offering costs incurred by the General Partner were approximately $432,000 and $268,000, respectively, and may be reimbursed by the Partnership in the future.

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

Swap contracts: Certain Trading Companies of the Partnership strategically allocate a portion or all of their assets to total return swaps selected at the direction of the General Partner. A swap is a bilaterally negotiated agreement between two parties to exchange cash flows based upon an asset, rate or some other reference index. In a typical swap,

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of commodities or other investments representing a particular index.  Changes in the value of the swap agreement are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. Realized gains and losses from a decrease in the notional value of the swap are recognized on trade date. A liquidation payment received or made at the termination of the swap agreement will first be offset against the swap balance outstanding at the time the position is liquidated, with the remainder being recorded as a realized gain or loss in the consolidated statement of operations.  Through its Trading Companies, the Partnership has entered into total return swaps with Deutsche Bank AG.  The Partnership maintains cash as collateral to secure its obligations under the swaps. As of September 30, 2018 and December 31, 2017, the notional value of the swaps were $37,280,655 and $56,138,617, respectively, and the cash margin balance was $6,490,000 and $13,982,500, respectively. The swaps were effective July 1, 2015 and April 5, 2016 and have a term of five years and three years, respectively.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the period ended September 30, 2018 and 2017, substantially all investments are carried at fair value and classified as Level 1 and Level 2 measurements, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

Reclassification: Certain amounts in the 2017 consolidated financial statements have been reclassified to conform with the 2018 presentation.

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

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820) Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  The amendments in this update apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements.  The amendments in this update modify the disclosure requirements on fair value measurements in Topic

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

820. The guidance is effective for fiscal years beginning after December 15, 2019.  The Partnership is currently evaluating the effects the adoption will have on its consolidated financial statements.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2018:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$2,089,606	$—	$—	$2,089,606
Forward currency contracts	—	(113,599)	—	(113,599)
Swap contracts	—	1,598,794	—	1,598,794
Cash and cash equivalents
U.S. money market fund	3,130,098	—	—	3,130,098
Securities owned
U.S. Government-sponsored enterprises	—	52,648,318	—	52,648,318
U.S. Government securities	—	990,111	—	990,111
U.S. mutual fund	4,964,176	—	—	4,964,176
U.S. Exchange-traded funds	4,505,125	—	—	4,505,125
Total	$14,689,005	$55,123,624	$—	$69,812,629

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the nine months ended September 30, 2018 and year ended December 31, 2017.

Note 3. Deposits with Brokers and Interbank Market Makers

The Partnership, through the Trading Companies, deposits assets with ADM Investor Securities, Inc. and SG Americas Securities, LLC subject to CFTC regulations and various exchange and broker requirements. Margin requirements may be satisfied by the deposit of U.S. Treasury bills, Government- sponsored enterprise securities and/or cash with such clearing brokers. The Partnership may earn interest income on its assets deposited with the clearing brokers.

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

Note 4. Commodity Trading Advisors and Reference Traders

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors or through swap transactions based on reference programs of such advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. The commodity trading advisors are Amplitude Capital International Limited (“Amplitude”), EMC Capital Advisors, LLC (“EMC”), Lynx Asset Management AB (“Lynx”), Quantica Capital AG (“Quantica”), Rabar Market Research, Inc. (“Rabar”), Revolution Capital Management, LLC (“RCM”) and Transtrend B.V. (“Transtrend”) (collectively, the “Advisors”). The Partnership will obtain the equivalent of net profits or net losses generated by H2O AM LLP (“H2O”) and Winton Capital Management Limited (“Winton”) as reference traders (“collectively, the “Reference Traders”) through off-exchange swap transactions and will not allocate assets to H2O or Winton directly.  The Advisors and Reference Traders are paid a consulting fee, either monthly or quarterly, directly or through swap transactions, ranging from 0.2 percent to 1 percent per annum of the Partnership’s month-end allocated net assets and a quarterly, semi-annual or annual incentive fee, directly or through swap transactions, ranging from 0 percent to 24.5 percent of the new trading profits on the allocated net assets of the Advisor or Reference Trader.

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

(Unaudited)

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $1,029,345 and $3,364,201, respectively, for the three and nine months ended September 30, 2018 and $1,431,412 and $4,886,020, respectively, for the three and nine months ended September 30, 2017, are shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $65,253 and $214,228, respectively, for the three and nine months ended September 30, 2018 and $91,530 and $309,720, respectively, for the three and nine months ended September 30, 2017, are shown on the consolidated statement of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $56,764 and $186,355, respectively, for the three and nine months ended September 30, 2018 and $79,551 and $268,811, respectively, for the three and nine months ended September 30, 2017, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the general partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership.  The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period.  For

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

the three and nine months ended September 30, 2018, EMC was paid approximately $27,000 and $101,400, respectively, in consulting fees and no incentive fees. For the three and nine months ended September 30, 2017, EMC was paid approximately $44,200 and $194,600, respectively, in consulting fees and no incentive fees.

During July 2017, the Partnership invested $7.3 million of its cash balances previously held in GP Cash Management in Class I shares of the Grant Park Absolute Return Fund (“GPARF”) and has reinvested dividends received from GPARF in the amount of approximately $480,000. As of  September 30, 2018, the Partnership has redeemed $1.5 million from GPARF. The fair value of the Partnership’s investment in GPARF at September 30, 2018 and December 31, 2017 was $4,964,176 and $7,683,587, respectively. GPARF is one among several series of Northern Lights Fund Trust, a Delaware statutory trust organized on January 19, 2005.  The Trust is registered under the Investment Company Act of 1940 as an open-ended mutual fund.  The General Partner of the Partnership is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, and acts as investment adviser to GPARF.  RCM, which is also one of the Partnership’s trading advisors, acts as sub-adviser to GPARF.  GPARF’s investment objective is to allocate its assets between two independent, underlying strategies: an investment growth strategy and a fixed income strategy.  The general partner credits the dollar amount of any fees it earns as investment adviser of GPARF with respect to the Partnership’s assets invested in GPARF towards the portion of the Partnership’s brokerage charge retained by the general partner.  For the three and nine months ended September 30, 2018, the credit amounted to $13,239 and $42,676, respectively, and is included in net gains (losses) from securities in the consolidated statement of operations. For the three and nine months ended September 30, 2017, the credit amounted to $13,403 and $13,403, respectively, and is included in net gains (losses) from securities in the consolidated statement of operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Total return – Class A Units	(0.45)%	(1.08)%	(6.48)%	(8.31)%
Total return – Class B Units	(0.62)%	(1.24)%	(6.94)%	(8.76)%
Total return – Legacy 1 Class Units	0.12%	(0.51)%	(4.84)%	(6.70)%
Total return – Legacy 2 Class Units	0.06%	(0.57)%	(5.01)%	(6.88)%
Total return – Global 1 Class Units	0.26%	(0.37)%	(4.08)%	(6.30)%
Total return – Global 2 Class Units	0.20%	(0.43)%	(4.28)%	(6.48)%
Total return – Global 3 Class Units	(0.23)%	(0.86)%	(5.53)%	(7.70)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	5.16%	5.14%	5.12%	5.16%
Incentive fees (2)	0.06%	0.00%	0.06%	0.22%
Total expenses	5.22%	5.14%	5.18%	5.38%
Net investment loss (1) (3)	(4.20)%	(4.36)%	(4.19)%	(4.36)%

(1)	Annualized.
(2)	Not annualized.
(3)	Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and nine months ended September 30, 2018 and 2017 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three and nine months ended September 30, 2018 and 2017.

Class A Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$986.80	$1,005.06	$1,050.40	$1,084.25
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	7.63	0.91	(32.57)	(50.96)
Expenses net of interest and dividend income*	(12.11)	(11.79)	(35.51)	(39.11)
Total income (loss) from operations	(4.48)	(10.88)	(68.08)	(90.07)
Net asset value per unit at end of period	$982.32	$994.18	$982.32	$994.18

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Class B Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$802.83	$822.99	$857.37	$890.74
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	5.97	0.86	(26.96)	(41.56)
Expenses net of interest and dividend income*	(10.93)	(11.10)	(32.54)	(36.43)
Total income (loss) from operations	(4.96)	(10.24)	(59.50)	(77.99)
Net asset value per unit at end of period	$797.87	$812.75	$797.87	$812.75

Legacy 1 Class Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$800.33	$796.46	$842.06	$849.35
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	5.85	0.64	(26.88)	(40.62)
Expenses net of interest and dividend income*	(4.86)	(4.70)	(13.86)	(16.33)
Total income (loss) from operations	0.99	(4.06)	(40.74)	(56.95)
Net asset value per unit at end of period	$801.32	$792.40	$801.32	$792.40

Legacy 2 Class Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$780.67	$778.79	$822.36	$831.55
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	5.71	0.70	(26.20)	(39.57)
Expenses net of interest and dividend income*	(5.23)	(5.15)	(15.01)	(17.64)
Total income (loss) from operations	0.48	(4.45)	(41.21)	(57.21)
Net asset value per unit at end of period	$781.15	$774.34	$781.15	$774.34

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Global 1 Class Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$799.21	$788.85	$835.42	$838.82
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	5.90	0.81	(23.54)	(39.79)
Expenses net of interest and dividend income*	(3.80)	(3.69)	(10.57)	(13.06)
Total income (loss) from operations	2.10	(2.88)	(34.11)	(52.85)
Net asset value per unit at end of period	$801.31	$785.97	$801.31	$785.97

Global 2 Class Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$781.54	$773.19	$818.12	$823.19
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	5.77	0.73	(23.26)	(39.12)
Expenses net of interest and dividend income*	(4.21)	(4.04)	(11.76)	(14.19)
Total income (loss) from operations	1.56	(3.31)	(35.02)	(53.31)
Net asset value per unit at end of period	$783.10	$769.88	$783.10	$769.88

Global 3 Class Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$665.18	$669.75	$702.50	$719.36
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	4.89	0.24	(20.25)	(33.97)
Expenses net of interest and dividend income*	(6.43)	(6.03)	(18.61)	(21.43)
Total income (loss) from operations	(1.54)	(5.79)	(38.86)	(55.40)
Net asset value per unit at end of period	$663.64	$663.96	$663.64	$663.96

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

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value.  The cash deposited with the FCMs, interbank market makers and swap counterparties at September 30, 2018 and December 31, 2017 was $18,296,416 and $29,435,769, respectively, which was 21.31% and 25.94% of the net asset value, respectively.

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

For the three and nine months ended September 30, 2018, the monthly average futures contracts bought and sold was approximately 16,966 and 20,976, respectively, and the monthly average forward contracts bought and sold was approximately 424 and 441, respectively. For the three and nine months ended September 30, 2017, the monthly average futures contracts bought and sold was approximately 34,978 and 40,609, respectively, and the monthly average forward contracts bought and sold was approximately 626 and 578, respectively. The following tables summarize the quantitative information required by FASB ASC 815:

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Fair Values of Derivative Instruments at September 30, 2018 and December 31, 2017

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	9/30/2018	9/30/2018	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$102,251	$(40,534)	$61,717

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	349,554	(246,506)	103,048

Energy contracts	Net Unrealized gain (loss) on open futures contracts	881,731	(14,082)	867,649

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	598,812	(721,575)	(122,763)

Meats contracts	Net Unrealized gain (loss) on open futures contracts	33,625	(9,008)	24,617

Metals contracts	Net Unrealized gain (loss) on open futures contracts	356,521	(408,999)	(52,478)

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	314,273	(30,002)	284,271

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	1,110,676	(187,131)	923,545

		$3,747,443	$(1,657,837)	$2,089,606

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$167,777	$(281,376)	$(113,599)

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$1,633,143	$(34,349)	$1,598,794

*At September 30, 2018, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date March 29, 2019
Agricultural contracts	2%
Energy contracts	1%
Interest rate contracts	64%
Metals contracts	1%
Stock indices contracts	3%
Forward currency contracts	29%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	43%
Stock indices contracts	23%
Forward currency contracts	34%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	12/31/2017	12/31/2017	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$192,152	$(41,963)	$150,189

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	607,592	(214,009)	393,583

Energy contracts	Net Unrealized gain (loss) on open futures contracts	1,202,346	(156,581)	1,045,765

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	480,661	(820,436)	(339,775)

Meats contracts	Net Unrealized gain (loss) on open futures contracts	37,013	(5,967)	31,046

Metals contracts	Net Unrealized gain (loss) on open futures contracts	1,464,763	(828,583)	636,180

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	371,081	(161,787)	209,294

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	867,587	(349,210)	518,377

		$5,223,195	$(2,578,536)	$2,644,659

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$573,423	$(547,796)	$25,627

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$1,179,312	$—	$1,179,312

*At December 31, 2017, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date March 29, 2019
Agricultural contracts	3%
Energy contracts	3%
Interest rate contracts	54%
Metals contracts	4%
Stock indices contracts	16%
Forward currency contracts	20%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	44%
Stock indices contracts	14%
Forward currency contracts	42%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

		Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Type of Contract		September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Agriculturals contracts	Net gain (loss) from futures trading	$(161,208)	$(1,293,249)	$(999,875)	$(2,371,623)
Currencies contracts	Net gain (loss) from futures trading	(292,778)	465,911	(167,862)	(2,630,140)
Energy contracts	Net gain (loss) from futures trading	84,828	(398,756)	1,557,374	(7,007,122)
Interest rates contracts	Net gain (loss) from futures trading	(1,294,553)	(1,446,217)	(673,845)	(7,567,144)
Meats contracts	Net gain (loss) from futures trading	(5,978)	(383,441)	(292,654)	333,991
Metals contracts	Net gain (loss) from futures trading	867,554	399,336	(681,082)	(2,207,600)
Soft commodities contracts	Net gain (loss) from futures trading	656,969	(785,380)	1,511,344	382,280
Stock indices	Net gain (loss) from futures trading	1,783,370	3,790,195	(1,804,213)	17,060,597
Forward Currency Contracts	Net gain (loss) from forward trading	9,437	(13,784)	20,143	(1,649,376)
Swap Contracts	Net gain (loss) from swap trading	(540,473)	460,436	419,482	597,256

		$1,107,168	$795,051	$(1,111,188)	$(5,058,881)

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Line Item in Consolidated Statement of Operations	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net gain (loss) from futures trading
Realized	$1,054,015	$(3,624,312)	$(995,761)	$(2,024,091)
Change in unrealized	584,189	3,972,712	(555,052)	(1,982,669)
Total realized and change in unrealized net gain (loss) from futures trading	$1,638,204	$348,400	$(1,550,813)	$(4,006,760)

Net gain (loss) from forward trading
Realized	$262,786	$513,204	$159,369	$(1,134,274)
Change in unrealized	(253,349)	(526,989)	(139,226)	(515,103)
Total realized and change in unrealized net gain (loss) from forward trading	$9,437	$(13,785)	$20,143	$(1,649,377)

Net gain (loss) from swap trading
Change in unrealized	$(540,473)	$460,436	$419,482	$597,256
Total realized and change in unrealized net gain (loss) from swap trading	$(540,473)	$460,436	$419,482	$597,256

Total realized and change in unrealized net gain (loss) from futures, forward and swap trading	$1,107,168	$795,051	$(1,111,188)	$(5,058,881)

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition:

Offsetting of Derivative Assets

As of September 30, 2018

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$3,747,443	$(1,657,837)	$2,089,606
Forward contracts	167,777	(281,376)	(113,599)
Swap contracts	1,633,143	(34,349)	1,598,794
Total derivatives	$5,548,363	$(1,973,562)	$3,574,801

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Offsetting of Derivative Liabilities

As of September 30, 2018

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$1,657,837	$(1,657,837)	$—
Forward contracts	281,376	(281,376)	—
Swap contracts	34,349	(34,349)	—
Total derivatives	$1,973,562	$(1,973,562)	$—

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of September 30, 2018

		Gross Amounts Not Offset in the Consolidated
		Statement of Financial Condition
	Net Amount of
	Unrealized Gain
	Presented in
	the Consolidated
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

ADM Investor Services, Inc.	$230,586	$—	$—	$230,586
Deutsche Bank AG	1,598,794	—	—	1,598,794
SG Americas Securities, LLC	1,847,870	—	—	1,847,870
UBS AG	(102,449)	—	—	(102,449)
Total	$3,574,801	$-	$-	$3,574,801

Offsetting of Derivative Assets

As of December 31, 2017

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$5,223,195	$(2,578,536)	$2,644,659
Forward contracts	573,423	(547,796)	25,627
Swap contracts	1,179,312	—	1,179,312
Total derivatives	$6,975,930	$(3,126,332)	$3,849,598

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

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through date of issuance.  Subsequent to September 30, 2018, there were contributions and redemptions totaling approximately $125,000 and $125,000, respectively.

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

GP 1, LLC (“GP 1”)          GP 5, LLC (“GP 5”)          GP 11, LLC (“GP 11”)          GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”)          GP 8, LLC (“GP 8”)          GP 14, LLC (“GP 14”)

GP 4, LLC (“GP 4”)          GP 9, LLC (“GP 9”)          GP 17, LLC (“GP 17”)

There were no assets allocated to GP 3 as of September 30, 2018.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors or through swap transactions based on reference programs of certain reference traders. Amplitude Capital International Limited, EMC Capital Advisors LLC, Lynx Asset Management AB, Quantica Capital AG, Rabar Market Research, Inc., Revolution Capital Management LLC and Transtrend B.V. serve as Grant Park’s commodity trading advisors. Grant Park obtains the equivalent of net profits or net losses generated by H2O AM LLP and Winton Capital Management Limited as reference traders through off-exchange swap transactions and does not allocate assets to H2O or Winton directly.  Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of September 30, 2018, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors to Amplitude, EMC, Lynx, Quantica, Rabar, RCM and Transtrend, and the swap transactions through which H2O and Winton are reference traders are similarly within this range.  No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor or reference trader. The general partner may terminate or replace the trading advisors and/or enter into swap transactions related to the performance of reference traders or retain additional trading advisors in its sole discretion.

The table below illustrates the trading advisors or reference traders for each class of Grant Park’s outstanding limited partnership units as of September 30, 2018:

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and nine months ended September 30, 2018 and 2017, are set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total return – Class A Units	(0.45)%	(1.08)%	(6.48)%	(8.31)%
Total return – Class B Units	(0.62)%	(1.24)%	(6.94)%	(8.76)%
Total return – Legacy 1 Class Units	0.12%	(0.51)%	(4.84)%	(6.70)%
Total return – Legacy 2 Class Units	0.06%	(0.57)%	(5.01)%	(6.88)%
Total return – Global 1 Class Units	0.26%	(0.37)%	(4.08)%	(6.30)%
Total return – Global 2 Class Units	0.20%	(0.43)%	(4.28)%	(6.48)%
Total return – Global 3 Class Units	(0.23)%	(0.86)%	(5.53)%	(7.70)%

Grant Park’s total net asset value at September 30, 2018 was approximately $85.9 million, at December 31, 2017 was approximately $113.5 million, and at September 30, 2017 was approximately $118.2 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding the swap transactions, for the three and nine months ended September 30, 2018 and 2017.

	% Gain (Loss)		% Gain (Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Agriculturals	(0.2)%	(1.1)%	(1.2)%	(2.0)%
Currencies	(0.3)	0.4	(0.2)	(2.2)
Energy	0.1	(0.3)	1.8	(5.9)
Interest rates	(1.5)	(1.2)	(0.8)	(6.4)
Meats	—	(0.3)	(0.3)	0.3
Metals	1.0	0.3	(0.8)	(1.9)
Soft commodities	0.7	(0.7)	1.8	0.3
Stock indices	2.1	3.2	(2.1)	14.4
Forward currency contracts	—	—	—	(1.4)

Total	1.9%	0.3%	(1.8)%	(4.8)%

Three months ended September 30, 2018 compared to three months ended September 30, 2017

For the three months ended September 30, 2018, Grant Park had a negative return of 0.5% for the Class A units, a negative return of 0.6% for the Class B units, a positive return of 0.1% for the Legacy 1 Class units, a positive return of 0.1% for the Legacy 2 Class units, a positive return of 0.3% for the Global 1 Class units, a positive return of 0.2% for the Global 2 Class units, and a negative return of 0.2% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 1.9% which were decreased by lossess of 0.6% from swap transactions and increased by gains of 0.2% from interest and dividend income. These trading gains were decreased by 1.9% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.  For the same period in 2017, Grant Park had a negative return of 1.1% for the Class A units, a negative return of 1.2% for the Class B units, a negative return of 0.5% for the Legacy 1 Class units, a negative return of 0.6% for the Legacy 2 Class units, a negative return of 0.4% for the Global 1 Class units, a negative return of 0.4% for the Global 2 Class units, and a negative return of 0.9% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 0.3% which were increased by gains of 0.4% from swap transactions and increased by gains of 0.2% from interest income. These trading gains were decreased by 1.9% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2018 compared to nine months ended September 30,2017

For the nine months ended September 30, 2018, Grant Park had a negative return of 6.5% for the Class A units, a negative return of 6.9% for the Class B units, a negative return of 4.8% for the Legacy 1 Class units, a negative return of 5.0% for the Legacy 2 Class units, a negative return of 4.1% for the Global 1 Class units, a negative return of 4.3% for the Global 2 Class units, and a negative return of 5.5% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of 1.8% which were decreased by gains of 0.5% from swap transactions and decreased by gains of 0.8% from interest and dividend income. These trading losses were increased by 5.6% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the nine months ended September 30, 2017, Grant Park had a negative return of approximately 8.3% for the Class A units, a negative return of approximately 8.8% for the Class B units, a negative return of approximately 6.7% for the Legacy 1 Class units, a negative return of approximately 6.9% for the Legacy 2 Class units, a negative return of approximately 6.3% for the Global 1 Class units, a negative return of approximately 6.5% for the Global 2 Class units, and a negative return of approximately 7.7% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 4.8% which were decreased by gains of approximately 0.5% from swap transactions and decreased by gains of approximately 0.7% from interest income. These trading losses were increased by approximately 4.5% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three and Nine months ended September 30, 2018

Grant Park’s performance in the third quarter was slightly negative and was primarily due to positions in global fixed income markets.

Performance for July was positive and was driven by gains in the metals, equities, and agricultural sectors.  Losses in the energy and fixed income markets partly offset fund performance.  The majority of global equity markets moved higher, driven by stronger-than-expected earnings, positive employment data and the impact of ongoing fiscal stimulus.  Fixed income markets reacted to the ongoing normalization of the interest rate policy.  The increased likelihood for additional rate hikes this year and a modest inflation outlook globally drove fixed income prices lower, which offset gains from stocks. Commodities were generally weaker, with declines across the energy and metal markets. Precious metals prices continued to fall due to negative investor sentiment and U.S. dollar strength.  Energy prices moved lower as supplies increased contributing to losses.

Grant Park’s performance for August was slightly positive and was primarily driven by volatility in global currency markets and by weaker commodity prices. Trade policies and monetary issues caused the markets to shift throughout the month.  Investor sentiment focused on weakness in emerging market currencies and the potential effects to global financial markets, most notably to the largest lenders in the Eurozone.

In September, performance was negative and driven by the global interest rate, currency and metals markets.  Gains in the energy markets partially offset fund losses.  Fixed income markets moved sharply lower as global central banks continued to normalize monetary policy.  Strong economic data and optimism surrounding Brexit negotiations moved European fixed income markets lower.  In the U.S., bond prices remained under pressure as the Federal Reserve announced it may increase the number of future rate adjustments before ending the rate-increase cycle.  Prices across the energy complex all moved to multi-month highs as U.S. sanctions against Iran, indications OPEC may not boost further output, and lower global inventories combined to raise oil prices.  There was pronounced divergence between global equity markets. The U.S. and Japan equity markets rose while the Chinese and European markets fell with the Nikkei Index contributing the most to gains.

Key trading developments for Grant Park during the first nine months of 2018 included the following:

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

July. Grant Park recorded gains during the month. Class A units were up 0.20%, Class B units were up 0.14%, Legacy 1 Class units were up 0.39%, Legacy 2 Class units were up 0.37%, Global 1 Class units were up 0.44%, Global 2 Class units were up 0.42% and Global 3 Class units were up 0.27%. The Canadian dollar strengthened as officials signaled progress in talks to update the NAFTA trade pact and data showed the pace of growth in the manufacturing industry was strong.  The Japanese yen weakened as the Bank of Japan continued its long-running dovish monetary policy.  The British pound weakened on continuing concerns over Brexit and on uncertainty about Britain’s economic outlook. Crude oil prices moved lower as OPEC output rose to its highest level of the year.  Natural gas and heating oil prices declined on higher production and forecasts for milder-than-expected weather. U.S. and European equity markets were up on positive U.S. earnings reports, positive jobs data and evidence of steady economic growth.  The Hang Seng Index declined on uncertainty over trade concerns. Global fixed income markets moved slightly lower as the Federal Reserve continued to favor higher interest rates and the Bank of England left interest rates unchanged.  Japanese government bonds declined as the Bank of Japan stated their quantitative easing program would continue. Corn and soybean markets moved higher on positive export data.  Wheat markets also moved higher as global inventories fell.  Cotton prices rose on increased demand and forecasts for lower crop yields.  Sugar markets continued to move lower as supplies exceeded demand. Precious metals prices declined after the U.S. reported strong GDP growth and in anticipation of additional interest rate hikes.  Base metal prices continued to decline on weak demand.

August. Grant Park recorded gains and losses during the month. Class A units were up 0.01%, Class B units were down 0.04%, Legacy 1 Class units were up 0.21%, Legacy 2 Class units were up 0.19%, Global 1 Class units were up 0.25%, Global 2 Class units were up 0.23% and Global 3 Class units were up 0.10%. The U.S. dollar strengthened as the Turkish lira crisis caused investors to seek safe-haven currencies.  The euro weakened as European banks were thought to have the greatest exposure to emerging market currencies.  Uncertainty about a Brexit deal pressured the British pound.  The New Zealand dollar weakened after the Reserve Bank of New Zealand left rates unchanged. Crude oil prices moved higher due to several factors: reduced domestic inventories, the U.S. sanctions on Iran and supply disruptions in Libya and Venezuela.  Natural gas prices rose as inventories reached an eight-year low. U.S. equity indices rose due to gains in the technology sector, strong second-quarter earnings and news of a potential NAFTA overhaul.  European equity markets declined on concerns over potential contagion from Turkey’s currency crisis. Global fixed income markets moved higher as continued trade concerns and volatility in the currency markets increased demand for safe-haven assets. Corn, wheat and soybean markets moved lower on weak export demand and on a positive supply outlook due to favorable weather conditions.  Prices across coffee markets declined over 10% on increased inventories, a weak Brazilian currency and on concerns over global economic health.  Cotton prices declined after reports indicated harvests were stronger than expected. Precious metals prices declined on a strong U.S. dollar.  Copper prices declined on continued concerns of trade tariffs and on economic slowdown in China.

September. Grant Park recorded losses during the month. Class A units were down 0.67%, Class B units were down 0.72%, Legacy 1 Class units were down 0.47%, Legacy 2 Class units were down 0.49%, Global 1 Class units were down 0.43%, Global 2 Class units were down 0.45% and Global 3 Class units were down 0.59%. The U.S. dollar weakened slightly on renewed trade war worries.  The Canadian dollar strengthened, boosted by higher oil prices and on optimism a deal with the United States to renew the NAFTA trade pact would be reached.  The British pound strengthened on hopes of progress in Brexit negotiations.  The Japanese yen weakened on continued trade war fears and rising global bond yields. Crude oil prices moved to multi-month highs as U.S. sanctions against Iran, indications OPEC may not boost future output, and lower inventories combined to raise oil prices.  Natural gas prices rose on lower inventories. Global equity markets were mixed, with the U.S. and Japanese markets rising while the Chinese and European markets fell.  The Nikkei Index reached a 27-year high on a weaker yen and earnings optimism.  U.S. markets moved higher on strong economic data. Global fixed income markets moved lower as global central banks continued to normalize monetary policy.  European fixed income markets declined on strong economic data and optimism surrounding Brexit negotiations.  U.S. fixed income markets also declined as the Federal Reserve announced it may increase the number of future rate adjustments before ending the monetary policy tightening cycle. Corn and soybean markets rose on higher than expected export sales.  Wheat markets fell after Russia stated it will not restrict exports and the USDA reported higher than expected output for 2018.  Coffee markets rose over four percent as exports dropped sharply year over year.  Cocoa markets declined over 11% as beneficial weather conditions led to expectations of larger crop yields.  Sugar prices declined on elevated supplies. Gold prices declined as positive U.S. economic data supported the Federal Reserve's plan for steady interest rate hikes. Copper prices rose as trade worries eased after tariffs announced were set at lower-than-expected rates.

Three and nine months ended September 30, 2017

Grant Park registered losses in the third quarter as losses in the energy, metals, agricultiral, and fixed income sectors were slightly offset by gains in the metal, currencies and equities sectors.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of September 30, 2018 and December 31, 2017 and the trading gains/losses by market category for the nine months ended September 30, 2018 and the year ended December 31, 2017. All open position trading risk exposures of Grant Park, except for the swap transactions, have been included in calculating the figures set forth below. As of September 30, 2018, Grant Park’s net asset value was approximately $85.9 million. As of December 31, 2017, Grant Park’s net asset value was approximately $113.5 million.

	September 30, 2018
Market Sector	Value at Risk*	Trading Gain/(Loss)

Interest Rates	0.6%	(0.8)%
Stock indices	0.4	(2.1)
Currencies & Forward currency contracts	0.4	(0.2)
Energy	0.4	1.8
Agriculturals/softs/meats	0.2	0.3
Metals	0.2	(0.8)
Aggregate/Total	1.0%	(1.8)%

	December 31, 2017
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.4%	21.0%
Energy	0.4	(4.1)
Agriculturals/softs/meats	0.3	(1.7)
Interest rates	0.3	(7.5)
Metals	0.3	(1.7)
Currencies & Forward currency contracts	0.1	(5.0)

Aggregate/Total	0.9%	1.0%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of September 30, 2018, by market sector.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park. Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, could materially impact Grant Park’s profitability. Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries. Grant Park also takes futures positions on the government debt of smaller nations, such as Australia and New Zealand. The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future. As of September 30, 2018, Grant Park held long positions in interest rate instruments in Japan, New Zealand, Australia, Switzerland and the Eurozone and held short positions in interest rate instruments in the U.S., Germany, and the U.K.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in G-7 countries, as well as other jurisdictions, including Australia, the Eurozone, Hong Kong, Malaysia, Mexico, Poland, Singapore, South Africa, Sweden, Taiwan, Thailand and Turkey. The stock index futures contracts currently traded by Grant Park are futures on broadly-based indices and on narrow-based stock index or single-stock futures contracts. As of September 30, 2018, Grant Park was predominantly long equities in Australia, Japan, Sweden, Singapore, Taiwan, the U.K., the U.S., Canada and South Africa and short equities in the Eurozone, Hong Kong and Turkey.

Currencies

Exchange rate risk is a significant market exposure of Grant Park. Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future. As of September 30, 2018, Grant Park was long the U.S. dollar and Mexican peso against the Australian dollar, euro, Canadian dollar, British pound, Japanese yen, New Zealand dollar and Swiss franc.

Energy

Grant Park’s primary energy market risk exposure is due to price movements in the gas and oil markets, which often result from political developments in the Middle East, Nigeria, Russia, and South America.  As of September 30, 2018, in the energy market Grant Park had long exposure to Brent crude, carbon emission, crude oil, heating oil, natural gas, new crude oil, new gasoline, gas oil, U.K. natural gas and NY harbor RBOB gas.

Agriculturals/Softs/Meats

Grant Park’s primary commodities risk exposure is driven by agricultural price movements, which are often directly affected by severe or unexpected weather conditions, as well as other factors.  As of September 30, 2018, in the agriculturals/softs/meats markets, Grant Park had long exposure to cotton, feeder cattle, and oats and Grant Park had short exposure to canola (rapeseed), cocoa, coffee, corn, crude palm oil, milk, live cattle, lean hogs, wheat, rough rice, rubber, soybeans, soybean meal, soybean oil, sunflower seeds, white maize and sugar.

Metals

Grant Park’s metals market risk exposure is due to fluctuations in the price of both precious metals, including gold and silver, and on base metals, including aluminum, lead, copper, tin, nickel, palladium and zinc. As of September 30, 2018, in the metals sector Grant Park had long positions in aluminum, palladium and nickel and short positions in gold, copper, lead, platinum, silver and zinc.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of September 30, 2018.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2017, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	None

Issuer Purchases of Equity Securities

(c)

The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended September 30, 2018.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)

7/1/2018 through 7/31/2018	204.99	$988.75	1,175.55	$803.97	0.00	$803.46	0.00	$783.56	424.18	$802.70	0.00	$784.79	89.05	$666.97	1,893.77	(2)
8/1/2018 through 8/31/2018	964.30	$988.90	1,294.43	$803.65	0.00	$805.14	0.00	$785.03	860.95	$804.74	36.28	$786.63	117.25	$667.61	3,273.21	(2)
9/1/2018 through 9/30/2018	0.00	$982.32	1,290.80	$797.87	0.00	$801.32	0.00	$781.15	835.58	$801.31	23.54	$783.10	9.57	$663.64	2,159.49	(2)
Total	1,169.29	$988.87	3,760.78	$801.77	0.00	$803.31	0.00	$783.25	2,120.71	$802.98	59.82	$785.24	215.87	$667.17	7,326.47	(2)

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
101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: November 14, 2018	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)