Form 10-K
period 2018-12-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2019-03-18
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by  reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”,  “smaller reporting comp any” and “emerging growth company” in Rule 12b -2 of the Exchange Act. (Check one):

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

The Registrant has no voting stock. As of January 31, 2019, there were 4,963.04 Class A Units, 66,293.72 Class B Units, 1,300.33 Legacy 1 Class Units, 430.03 Legacy 2 Class Units, 24,604.95 Global Alternative Markets 1 Class Units, 955.43 Global Alternative Markets 2 Class Units, and 919.69 Global Alternative Markets 3 Class Units issued and outstanding.

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 11, LLC (“GP 11”)   GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)

GP 4, LLC (“GP 4”)   GP 9, LLC (“GP 9”)   GP 17, LLC (“GP 17”)

There were no assets allocated to GP 3 as of December 31, 2018 and 2017.

Through their respective Trading Companies, Amplitude Capital International Limited (“Amplitude”), EMC Capital Advisors, LLC (“EMC”), Lynx Asset Management AB (“Lynx”), Quantica Capital AG (“Quantica”), Sterling Partners Quantitative Investments LLC (“Sterling”), Revolution Capital Management, LLC (“RCM”) and Transtrend B.V. (“Transtrend”) collectively, the “Advisors”), served as Grant Park’s commodity trading advisors at December 31, 2018. Grant Park obtains the equivalent of net profits or net losses generated by H2O AM LLP (“H2O”) and Winton Capital Management Limited (“Winton”) as reference traders through off-exchange swap transactions and does not allocate assets to H2O or Winton directly.  Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of December 31, 2018, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors Amplitude, EMC, Lynx, Quantica, Sterling, RCM and Transtrend, and the swap transactions through which H2O and Winton are reference traders are similarly within this range.  No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor or reference trader.  The general partner may terminate or replace the trading advisors and/or enter into swap transactions related to the performance of reference traders or retain additional trading advisors in its sole discretion.    As of March 1, 2019, Lynx and RCM are no longer trading advisors of Grant Park.  The assets of Grant Park previously allocated to Lynx and RCM have been reallocated to Grant Park’s existing trading advisors as of that date.  No new trading advisors were added as a result of this change.

Grant Park utilizes ADM Investor Services, Inc. and SG Americas Securities, LLC as its clearing brokers. The general partner may retain additional or substitute clearing brokers for Grant Park in its sole discretion.

Since its inception and through February 28, 2003, Grant Park offered its beneficial interests exclusively to qualified investors on a private placement basis. Effective June 30, 2003, Grant Park registered up to an aggregate of $200 million of Class A and Class B units with the SEC and began publicly offering both Class A and Class B units for sale. Effective April 1, 2009, Grant Park restructured and registered up to an aggregate of $1,150,000,000 of Legacy 1 Class, Legacy 2 Class, Global Alternative Markets 1 (“Global 1”) Class, Global Alternative Markets 2 (“Global 2”) Class and Global Alternative Markets 3 (“Global 3”) Class units. Effective April 30, 2012, Grant Park subsequently registered an additional $200 million of Global 3 Class units.  Class A and Class B units are outstanding but no longer offered by Grant Park. From July 1, 2003 through December 31, 2018, the Fund has raised approximately $1,494,884,000 of new capital and is continuing to publicly offer up to an additional $847,846,000 of units on a continuous basis at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

As of December 31, 2018, Grant Park had a net asset value of approximately $77.9 million and 3,282 limited partners. As of the close of business on December 31, 2018, the net asset value per unit of the Class A units was $946.24, the net asset value per unit of the Class B units was $767.31, the net asset value per unit of the Legacy 1 Class units was $776.34, the net asset value per unit of the Legacy 2 Class units was $756.33, the net asset value per unit of the Global 1 Class units was $777.40, the net asset value per unit of the Global 2 Class units was $759.26 and the net asset value per unit of the Global 3 Class units was $640.57.

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
0% to 24.5% of the new trading profits, if any, achieved
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

Corporate Information

The general partner’s principal executive offices are located at 555 West Jackson Boulevard, Suite 600, Chicago, Illinois 60661, and our telephone number at that address is (312) 756-4450. Our website address is www.grantparkfunds.com. We make available at this address, under the “Grant Park Funds” tab, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. There filings are also available on the SEC's website at www.sec.gov.  The contents of our website are not incorporated by reference into this report.

ITEM 1A.RISK FACTORS

Grant Park’s performance, trading activities, operating results, financial condition and net asset value could be negatively impacted by a number of risks and uncertainties, including those outlined below, which we consider the most significant risks that may affect the value of your investment in Grant Park. You should also refer to the other information included in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes for the year ended December 31, 2018, as well as information incorporated by reference herein, for further information regarding Grant Park.

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

A fiduciary rule adopted by the U.S. Department of Labor applicable to certain service providers to ERISA plans was vacated by the U.S. Court of Appeals for the Fifth Circuit in March 2018. In addition, the SEC has proposed a Regulation Best Interest; however, whether or in what form such rule will be adopted is uncertain. At least one state regulatory authority has proposed a fiduciary duty rule for broker-dealers and investment advisers operating within such state, and various other states are in the process of preparing their own proposed rules.  Grant Park and the general partner cannot predict what impact, if any, such regulatory changes may have on Grant Park’s trading activity or on market practices and liquidity in the futures and derivatives trading markets.  However, such impact could be significant and materially adversely affect the ability of the general partner to manage Grant Park or the ability of the trading advisors to trade profitably.

Grant Park may be affected by Brexit risks.

The United Kingdom’s (“UK”) exit from the European Union (“EU”), commonly referred to as “Brexit,” approved by UK voters in a referendum held on June 23, 2016, is scheduled to occur on March 29, 2019 (“Separation Date”). As a result of a vote in the UK Parliament on January 29, 2019, the UK is seeking to negotiate one of the terms of the withdrawal agreed to in draft form with the EU on November 14, 2018. If a withdrawal agreement is not executed between the UK and the EU by the Separation Date, it is possible that the Separation Date may be extended or the UK may withdraw from the EU without an agreement in place. Uncertainty regarding the terms and timing of Brexit could potentially disrupt the markets in which Grant Park trades and adversely change tax benefits or liabilities in certain jurisdictions. Such continuing uncertainty may cause or exacerbate volatility in global markets or currency exchange rate fluctuations that may adversely affect Grant Park’s results in one or more ways that the general partner or trading advisors can neither anticipate nor forecast.

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

Grant Park uses total return swaps with Deutsche Bank AG to invest in customized indices designed to replicate the net returns of a trading advisor’s trading program.  Each swap is linked to an index comprised of shares in segregated portfolios directed by a trading advisor selected by the general partner.  It is possible that the underlying index in respect of the swap owned by a trading company may not fully track the performance of the relevant trading advisor program in respect of other accounts traded by such trading advisor.  Further, the calculation of the underlying index for such swap includes a deduction for a fee payable to the swap counterparty.  This deduction will mean that the return of such investment will be lower than would be the case if no fees were deducted.

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

There has been a dramatic increase over the past quarter century in the amount of assets managed by systematic and technical trading systems like that of the trading advisors and reference traders. Assets in managed futures, for example, have grown from approximately $300 million in 1980 to over $355 billion in December 2018 according to BarclayHedge, which serves institutional clients worldwide in the field of hedge fund and managed futures performance measurement and portfolio management. This means increased trading competition among a larger number of market participants for transactions at favorable prices, which could operate to the detriment of Grant Park by preventing Grant Park from affecting transactions at desired prices. It may become more difficult for Grant Park to implement its trading strategies if other commodity trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate commodity interest positions.

Speculative position limits and daily price fluctuation limits may alter trading decisions for Grant Park.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions that any person may hold or control in certain exchange-traded derivatives. Pursuant to amendments to the Commodity Exchange Act made by the Dodd-Frank Act, the CFTC adopted new position limits rules that apply to aggregate positions in 25 core physical commodity contracts and “economically equivalent” futures, options and swaps on certain agricultural, energy and metals commodities. However, on September 28, 2012, the US District Court for the District of Columbia vacated and remanded those rules.  On December 5, 2016, the CFTC proposed new position limit rules (in the form of extensive amendments to its Part 150 Regulations).  Until such time as the CFTC adopts a new set of position limit rules, the CFTC’s current Part 150 Regulations will continue to apply.  Those rules impose CFTC position limits on exchange-listed futures and options on futures contracts on certain agricultural commodities.  The exchanges can also impose their position limits and/or position accountability levels for the contracts they list.  Certain swaps listed for trading on exempt commercial markets are also subject to position limits imposed by those markets, but that is also an area where requirements may be changing. All accounts controlled by a particular trading advisor are combined for speculative position limit purposes. If positions in those accounts were to approach the level of the particular speculative position limit, or if prices were to approach the level of the daily limit, these limits could cause a modification of the particular trading advisor’s trading decisions or force liquidation of certain futures or options on futures positions. If one or more of Grant Park’s trading advisors must take either of these actions, Grant Park may be required to forego profitable trades or strategies.

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

Exchange-traded funds and mutual funds have indirect fees and additional risks.

Certain investments, including exchange-traded funds and mutual funds, are subject to investment advisory and other expenses, which will be indirectly paid by Grant Park. The cost of investing in Grant Park is higher than the cost of investing directly in mutual funds and exchange-traded funds. Grant Park will indirectly bear fees and expenses charged by the exchange-traded funds and mutual funds in addition to Grant Park’s direct fees and expenses. Each exchange-

traded fund and mutual fund will operate independently from Grant Park and will be subject to investment advisory and other expenses which will be indirectly paid by Grant Park.

Exchange-traded funds are listed on various national stock exchanges. Exchange-traded fund shares may trade at a discount to or a premium above net asset value if there is a limited market in such shares. Exchange-traded funds are also subject to brokerage and other trading costs, which could result in greater expenses to Grant Park. Because the value of exchange-traded fund shares depends on the demand in the market at any given time, Grant Park may not be able to liquidate its holdings at the most optimal time, adversely affecting performance.

Each exchange-traded fund and mutual fund is subject to certain specific risks depending on the nature of the fund. These risks could include, but are not limited to, liquidity risk, sector risk and foreign currency risk, as well as risks associated with fixed income securities, commodities or other derivatives.

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

The Bipartisan Budget Act of 2015 introduced new procedures and rules that will apply in the case of an audit of a partnership for taxable years beginning after December 31, 2017. These procedures and rules generally provide that assessment and collection of additional income taxes will be made at the partnership level rather than at the partner level. As a result, any such income tax assessment would be borne by limited partners that own units of Grant Park at the time of such assessment, which may be different persons, or persons with different ownership percentages, than persons owning units for the tax year at issue.

Tax law changes could affect an investment in Grant Park.

Legislative, regulatory or administrative changes to the tax laws could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect Grant Park and/or its investors.  The Tax Cuts and Jobs Act of 2017 (the “2017 Act”) was signed into law on December 22, 2017, and is generally effective for taxable years beginning on or after January 1, 2018.  In addition to modifying income tax rates for individuals and corporations, the 2017 Act made certain changes to the tax treatment of pass-through entities, such as Grant Park.  The individual and collective impact of these changes is uncertain, and may not become evident for some period of time.  The general partner has not determined as of the date of this prospectus whether any change will be necessary in the operation of Grant Park as a result of the 2017 Act.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for any of Grant Park’s units. All units may be transferred or redeemed subject to the conditions imposed by Grant Park’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”). As of January 31, 2019 there were 40 Class A unit holders, 2,302 Class B unit holders, 24 Legacy 1 Class unit holders, 7 Legacy 2 Class unit holders, 812 Global 1 Class unit holders, 35 Global 2 Class unit holders, 25 Global 3 Class unit holders, and 4,963.04 Class A units, 66,293.72 Class B units, 1,300.33 Legacy 1 Class units, 430.03 Legacy 2 Class units, 24,604.95 Global 1 Class units, 955.43  Global 2 Class units and 919.69 Global 3 Class units outstanding.

Dearborn Capital Management, L.L.C., as Grant Park’s general partner, has sole discretion in determining what distributions, if any, Grant Park will make to its unit holders. Grant Park has not made any such distributions as of the date hereof. The general partner does not intend to make any distributions of Grant Park’s assets.

Class A and Class B units are no longer being offered. Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. Sales of the Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class, Global 3 Class, units during the fourth quarter 2018 were as follows:

Units	October	November	December

Legacy 1 Class Units
Units sold	—	—	—
Net asset value	$774.25	$770.69	$776.34
Legacy 2 Class Units
Units sold	—	—	—
Net asset value	$754.60	$750.98	$756.33
Global 1 Class Units
Units sold	155.51	26.46	—
Net asset value	$774.58	$771.38	$777.40
Global 2 Class Units
Units sold	—	—	—
Net asset value	$756.83	$753.55	$759.26
Global 3 Class Units
Units sold	—	—	—
Net asset value	$640.39	$636.68	$640.57

The proceeds of the offering are deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Issuer Purchases of Equity Securities

The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed from Grant Park during the three months ended December 31, 2018.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)

10/1/2018 through 10/31/2018	0.00	$947.32	1,307.80	$769.03	0.00	$774.25	52.19	$754.60	844.50	$774.58	52.06	$756.83	194.23	$640.39	2,450.78	(2)
11/1/2018 through 11/30/2018	94.39	$941.16	1,414.80	$763.61	4.12	$770.69	0.00	$750.98	588.52	$771.38	88.34	$753.55	66.66	$636.68	2,256.83	(2)
12/1/2018 through 12/31/2018	0.92	$946.24	1,130.91	$767.31	13.08	$776.34	0.00	$756.33	558.22	$777.40	11.08	$759.26	106.39	$640.57	1,820.60	(2)
Total	95.31	$941.21	3,853.51	$766.54	17.20	$774.99	52.19	$754.60	1,991.24	$774.42	151.48	$755.09	367.28	$639.77	6,528.21	(2)
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

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data of Grant Park as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 is derived from the consolidated financial statements that have been audited by RSM US LLP (formerly known as McGladrey LLP through October 26, 2015), Grant Park’s independent registered public accountant. This financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and with Grant Park’s consolidated financial statements and the notes thereto, included elsewhere in this Annual Report on Form 10-K. Results from past periods are not necessarily indicative of results that may be expected for any future period.

	As of and For the Year Ended December 31,
	2018	2017	2016	2015	2014
Total assets	$79,748,114	$116,298,655	$170,589,898	$221,473,281	$312,623,935
Total partners’ capital	77,934,699	113,483,622	165,364,938	213,734,839	298,529,188
Net trading gains (losses)	(5,721,743)	1,001,345	10,689,956	(17,036,253)	40,669,581
Interest income	753,179	1,057,222	1,316,496	1,280,436	1,103,332
Dividend income	211,314	501,762	—	—	—
Total expenses	4,817,537	7,379,857	11,342,814	17,587,313	28,319,063
Net income (loss)	(9,574,787)	(4,819,528)	663,638	(33,343,130)	13,453,850
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:

General Partner & Limited Partner Class A Units	(104.16)	(33.85)	(8.55)	(154.77)	77.91
General Partner & Limited Partner Class B Units	(90.06)	(33.37)	(13.39)	(134.71)	59.42
General Partner & Limited Partner Legacy 1 Class Units	(65.72)	(7.29)	11.81	(97.61)	74.39
General Partner & Limited Partner Legacy 2 Class Units	(66.03)	(9.19)	9.36	(98.07)	72.50
General Partner & Limited Partner Global 1 Class Units	(58.02)	(3.40)	21.11	(95.53)	78.00
General Partner & Limited Partner Global 2 Class Units	(58.86)	(5.07)	20.16	(95.66)	75.24
General Partner & Limited Partner Global 3 Class Units	(61.93)	(16.86)	5.70	(98.81)	56.44

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents Grant Park’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2018 and 2017, which is unaudited. However, in the opinion of Grant Park, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been made. Interim results are subject to significant seasonal variations and are not indicative of the results of operations to be expected for a full fiscal year.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2018	2018	2018	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total trading gains (losses)	$(4,878,605)	$851,546	$680,103	$(2,374,787)
Net income (loss)	(6,025,851)	(149,538)	(309,194)	(3,090,204)
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:

General Partner & Limited Partner Class A Units	(61.48)	(2.12)	(4.48)	(36.08)
General Partner & Limited Partner Class B Units	(51.50)	(3.04)	(4.96)	(30.56)
General Partner & Limited Partner Legacy 1 Class Units	(44.63)	2.90	0.99	(24.98)
General Partner & Limited Partner Legacy 2 Class Units	(44.03)	2.34	0.48	(24.82)
General Partner & Limited Partner Global 1 Class Units	(40.21)	4.00	2.10	(23.91)
General Partner & Limited Partner Global 2 Class Units	(40.00)	3.42	1.56	(23.84)
General Partner & Limited Partner Global 3 Class Units	(37.31)	(0.01)	(1.54)	(23.07)
Net asset value per unit:
General Partner & Limited Partner Class A Units	988.92	986.80	982.32	946.24
General Partner & Limited Partner Class B Units	805.87	802.83	797.87	767.31
General Partner & Limited Partner Legacy 1 Class Units	797.43	800.33	801.32	776.34
General Partner & Limited Partner Legacy 2 Class Units	778.33	780.67	781.15	756.33
General Partner & Limited Partner Global 1 Class Units	795.21	799.21	801.31	777.40
General Partner & Limited Partner Global 2 Class Units	778.12	781.54	783.10	759.26
General Partner & Limited Partner Global 3 Class Units	665.19	665.18	663.64	640.57

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2017	2017	2017	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total trading gains (losses)	$336,791	$(7,293,926)	$256,752	$7,701,728
Net income (loss)	(1,557,678)	(8,977,217)	(1,105,356)	6,820,723
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:

General Partner & Limited Partner Class A Unit	(11.11)	(68.08)	(10.88)	56.22
General Partner & Limited Partner Class B Unit	(10.57)	(57.18)	(10.24)	44.62
General Partner & Limited Partner Legacy 1 Class Unit	(3.84)	(49.05)	(4.06)	49.66
General Partner & Limited Partner Legacy 2 Class Unit	(4.28)	(48.48)	(4.45)	48.02
General Partner & Limited Partner Global 1 Class Unit	(3.32)	(46.65)	(2.88)	49.45
General Partner & Limited Partner Global 2 Class Unit	(3.77)	(46.23)	(3.31)	48.24
General Partner & Limited Partner Global 3 Class Unit	(6.43)	(43.18)	(5.79)	38.54
Net asset value per unit:
General Partner & Limited Partner Class A Unit	1,073.14	1,005.06	994.18	1,050.40
General Partner & Limited Partner Class B Unit	880.17	822.99	812.75	857.37
General Partner & Limited Partner Legacy 1 Class Unit	845.51	796.46	792.40	842.06
General Partner & Limited Partner Legacy 2 Class Unit	827.27	778.79	774.34	822.36
General Partner & Limited Partner Global 1 Class Unit	835.50	788.85	785.97	835.42
General Partner & Limited Partner Global 2 Class Unit	819.42	773.19	769.88	818.12
General Partner & Limited Partner Global 3 Class Unit	712.93	669.75	663.96	702.50

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 11, LLC (“GP 11”)   GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)

GP 4, LLC (“GP 4”)   GP 9, LLC (“GP 9”)   GP 17, LLC (“GP 17”)

There were no assets allocated to GP 3 as of December 31, 2018 and 2017.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors or through swap transactions based on reference programs of certain reference traders. Amplitude Capital International Limited, EMC Capital Advisors LLC, Lynx Asset Management AB, Quantica Capital AG, Sterling Partners Quantitative Investments LLC, Revolution Capital Management LLC and Transtrend B.V. served as Grant Park’s commodity trading advisors as of December 31, 2018. Grant Park obtains the equivalent of net profits or net losses generated by H2O AM LLP and Winton Capital Management Limited as reference traders through off-exchange swap transactions and does not allocate assets to H2O or Winton directly. Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of December 31, 2018, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors Amplitude, EMC, Lynx, Quantica, Sterling, RCM and Transtrend, and the swap transactions through which Winton and H2O are reference traders are similarly within this range. No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor or reference trader. The general partner may terminate or replace the trading advisors and/or enter into swap transactions related to the performance of reference traders or retain additional trading advisors in its sole discretion.    As of March 1, 2019, Lynx and RCM are no longer trading advisors of Grant Park.  The assets of Grant Park previously allocated to Lynx and RCM have been reallocated to Grant Park’s existing trading advisors as of that date.  No new trading advisors were added as a result of this change.

The table below illustrates the trading advisors for each class of Grant Park’s outstanding limited partnership units as of December 31, 2018:

	Amplitude	EMC	H2O*	Lynx	Quantica	Sterling	RCM	Transtrend	Winton*
Class A	X	X	X	X	X	X	X	X	X
Class B	X	X	X	X	X	X	X	X	X
Legacy 1	X	X	X	X	X	X	X	X	X
Legacy 2	X	X	X	X	X	X	X	X	X
Global 1	X	X	X	X	X	X	X	X	X
Global 2	X	X	X	X	X	X	X	X	X
Global 3	X	X	X	X	X	X	X	X	X

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest and dividend income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the years ended December 31, 2018, 2017, and 2016, are set forth in the table below:

	2018	2017	2016
Total return – Class A Units	(9.9)%	(3.1)%	(0.8)%
Total return – Class B Units	(10.5)%	(3.7)%	(1.5)%
Total return – Legacy 1 Class Units	(7.8)%	(0.9)%	1.4%
Total return – Legacy 2 Class Units	(8.0)%	(1.1)%	1.1%
Total return – Global 1 Class Units	(7.0)%	(0.4)%	2.6%
Total return – Global 2 Class Units	(7.2)%	(0.6)%	2.5%
Total return – Global 3 Class Units	(8.8)%	(2.3)%	0.8%

Grant Park’s total net asset value at December 31, 2018, 2017, and 2016 was $77.9 million, $113.5 million, and $165.4 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding the swap transactions, for each of the years ended December 31, 2018, 2017, and 2016.

	% Gain (Loss)
	Year Ended
	December 31,
	2018	2017	2016

Agriculturals	(1.5)%	(2.1)%	0.6%
Currencies	(0.2)	(2.9)	(1.3)
Energy	1.3	(4.1)	(2.5)
Interest rates	1.1	(7.5)	11.9
Meats	(0.5)	0.2	(0.1)
Metals	(0.9)	(1.7)	(1.4)
Soft commodities	1.2	0.2	(0.5)
Stock indices	(5.7)	21.0	2.5
Forward currency contracts	0.1	(2.1)	0.2

Total	(5.1)%	1.0%	9.4%

Year ended December 31, 2018

Grant Park's overall performance was negative for 2018.

Grant Park registered negative performance in the first quarter, where losses in the equities, metals, energies and agriculturals markets were slightly offset by gains in the currencies and fixed income sectors.  Equity markets moved lower as investors were concerned an increase in bond yields could signal the end of the long bull market.  Investors also feared the implications of tariffs, a potential trade war, and slower global economic growth.  Grant Park’s long energy positions lost value as prices fell sharply due to record domestic oil production and steadily rising inventories of U.S. crude oil.  Fixed income positions were profitable, as positive economic growth and the Federal Reserve’s plan to unwind its balance sheet reinforced expectations the Federal Reserve would maintain its program of raising interest rates.

Performance in the second quarter was slightly negative as gains in the energies sector were offset by losses in the equities, metals and fixed income sectors.  Grant Park’s long positions in the energy markets were profitable as prices moved higher after OPEC reduced oil production and in reaction to the potential for new U.S. sanctions on Iran.  Ongoing trade tensions between the U.S. and China caused sharp reversals in equity prices.  Long positions in the Nikkei 225 Index and the FTSE 100 lost value on the reemergence of tariff issues and after the U.S. cancelled its planned meeting with North Korean officials.  The fixed income sector was volatile due to geopolitical uncertainty in Europe, the Middle East and Asia, and on uncertainty about whether central banks would further increase interest rates or maintain quantitative easing programs.  In particular, investor concerns regarding the future of Italy’s ability to form an effective national government caused a sharp increase in yields.

The third quarter’s performance was slightly negative and was primarily due to losses in positions in global fixed income markets.  Fixed income markets moved sharply lower as global central banks continued to normalize monetary policy.  Strong economic data and optimism surrounding Brexit negotiations moved European fixed income markets lower.  In the U.S., bond prices remained under pressure as the Federal Reserve announced it may increase the number of future rate adjustments before ending the rate-increase cycle.  The majority of global equity markets moved higher, driven by stronger-than-expected earnings, positive employment data and the impact of ongoing fiscal stimulus.

The fourth quarter's performance was negative with gains in fixed income offset by losses in equities, energies and agriculturals sectors.  Grant Park benefitted as the combination of lower expectations about tightening monetary policy during 2019 fell and increased investor uncertainty pushed fixed income markets higher across the yield curve, particularly in Germany and shorter-term interest rate markets.  Equity markets across the globe fell as fear of a global economic slowdown, trade-related issues and domestic political uncertainty were the primary issues cited for the increased volatility.  Energy prices reversed a long-term price uptrend and moved lower due to the evolving outlook for the global economy and on expectations an economic slowdown would decrease future demand.

For the year ended December 31, 2018, Grant Park had a negative return of 9.9% for the Class A units, a negative return of 10.5% for the Class B units, a negative return of 7.8% for the Legacy 1 Class units, a negative return of 8.0% for the Legacy 2 Class units, a negative return of 7.0% for the Global 1 Class units, a negative return of 7.2% for the Global 2 Class units, and a negative return of 8.8% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 5.1%, which were decreased by gains of approximately 1.0% from swap transactions and decreased by approximately 1.2% from interest and dividend income. These trading losses were increased by approximately 6.6% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park. An analysis of the 5.1% trading losses by sector is as follows:

% Gain (Loss)

Agriculturals	(1.5)%
Currencies	(0.2)
Energy	1.3
Interest rates	1.1
Meats	(0.5)
Metals	(0.9)
Soft commodities	1.2
Stock indices	(5.7)
Forward Currency Contracts	0.1

Total	(5.1)%

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

Grant Park maintains a portion of its assets at its clearing brokers as well as at Lake Forest Bank & Trust Company. These assets, which may range from 5% to 35% of Grant Park’s value, are held in cash, U.S. Treasury securities and/or securities of Government-sponsored enterprises. The balance of Grant Park’s assets, which range from 65% to 95%, are invested in investment grade money market instruments and exchange-traded funds purchased and managed by Middleton Dickinson Capital Management, LLC which are held in a separate account in the name of GP Cash Management, LLC and custodied at State Street Bank and Trust Company or may be invested in mutual funds. Violent fluctuations in prevailing interest rates or changes in other economic conditions could cause mark-to-market losses on Grant Park’s cash management income.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of December 31, 2018 and 2017 and the trading gains/losses by market category for the years ended December 31, 2018 and 2017. All open position trading risk exposures of Grant Park, except for the swap transactions, have been included in calculating the figures set forth below. As of December 31, 2018, Grant Park’s net asset value was approximately $77.9 million. As of December 31, 2017, Grant Park’s net asset value was approximately $113.5 million.

	December 31, 2018
Market Sector	Value at Risk*	Trading Gain/(Loss)

Currencies & Forward currency contracts	0.4%	(0.1)%
Interest Rates	0.4	1.1
Stock indices	0.2	(5.7)
Energy	0.2	1.3
Agriculturals/softs/meats	0.2	(0.8)
Metals	0.2	(0.9)
Aggregate/Total	0.8%	(5.1)%

	December 31, 2017
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.4%	21.0%
Energy	0.4	(4.1)
Agriculturals/softs/meats	0.3	(1.7)
Interest rates	0.3	(7.5)
Metals	0.3	(1.7)
Currencies & Forward currency contracts	0.1	(5.0)

Aggregate/Total	0.9%	1.0%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of December 31, 2018, by market sector.

Currencies

Exchange rate risk is a significant market exposure of Grant Park.  Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.  The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of December 31, 2018, Grant Park was long the U.S. dollar and Mexican peso against the Australian dollar, euro, Canadian dollar, British pound, Japanese yen, New Zealand dollar and Swiss franc.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park.  Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, could materially impact Grant Park’s profitability.  Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries.  Grant Park also takes futures positions on the government debt of smaller nations, such as Australia and New Zealand.  The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of December 31, 2018, Grant Park held long positions in interest rate instruments in Japan, New Zealand, Australia, Switzerland, Canada, the Eurozone, the U.S., Germany, and the U.K.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in G-7 countries, as well as other jurisdictions, including Australia, the Eurozone, Hong Kong, Malaysia, Mexico, Poland, Singapore, South Africa, Sweden, Taiwan, Thailand and Turkey.  The stock index futures contracts currently traded by Grant Park are futures on broadly-based indices and on narrow-based stock index or single-stock futures contracts.  As of December 31, 2018, Grant Park was predominantly long equities in Australia, the Eurozone, Japan, Sweden, the U.K. and Canada and short equities in the U.S., Hong Kong, Malaysia, Singapore, South Africa, Taiwan and Turkey.

Energy

Grant Park’s primary energy market risk exposure is due to price movements in the gas and oil markets, which often result from political developments in the Middle East, Nigeria, Russia, and South America.  Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in these markets.  As of December 31, 2018, in the energy market Grant Park had long exposure to natural gas and short exposure to brent crude, crude oil, heating oil, gas oil and NY harbor RBOB gas.

Agriculturals/Softs/Meats

Grant Park’s primary commodities risk exposure is driven by agricultural price movements, which are often directly affected by severe or unexpected weather conditions, as well as other factors.  As of December 31, 2018, in the grains markets, Grant Park had long exposure to live cattle, sunflower seeds, white maize and oats and short exposure to canola, cocoa, coffee, corn, cotton, crude palm oil, feeder cattle, milk, lean hogs, lumber, wheat, orange juice, rough rice, rubber, soybeans, soybean meal, soybean oil and sugar.

Metals

Grant Park’s metals market risk exposure is due to fluctuations in the price of both precious metals, including gold and silver, and on base metals, including aluminum, lead, copper, tin, nickel, palladium and zinc. As of December 31, 2018, in the metals sector Grant Park had long positions in gold, iron ore and palladium and short positions in aluminum, copper, lead, nickel, platinum, silver and zinc.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of December 31, 2018.

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

Under the supervision and with the participation of the general partner’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Grant Park’s internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, the general partner concluded that Grant Park’s internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

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

Mr. Kavanagh, president of Dearborn Capital Management, L.L.C., 63, has been responsible for overseeing all operations and activities of the general partner since its formation. Commencing in October 1998, Mr. Kavanagh also became president, a principal and an associated person of Dearborn Capital Brokers Ltd., an independent introducing broker. From 1983 to 2003, Mr. Kavanagh was a member in good standing of the Chicago Board of Trade. Between 1983 and October 1998, Mr. Kavanagh served as an institutional salesman in the financial futures area on behalf of Refco and Conti Commodity Services, Inc., which was acquired by Refco in 1984. His clients included large hedge funds and financial institutions. Between October 1998 and October 2011, Mr. Kavanagh performed introducing brokerage services from time to time for MF Global Inc., a former futures commission merchant, through Dearborn Capital Brokers. He has also been an owner since May 2012 of a greater than 10% interest in an unregistered proprietary trading firm and has provided occasional consulting services to this firm since May 2012. Neither Dearborn Capital Brokers nor Mr. Kavanagh provides brokerage services to Grant Park’s trading account. In the past, from time to time Mr. Kavanagh has provided brokerage services to Financial Consortium International LLC, a registered introducing broker, commodity pool operator and broker-dealer, since October 1999. In 1980, Mr. Kavanagh received an MBA from the University of Notre Dame, and in 1978 graduated with a B.S. in business administration from John Carroll University.

Mr. Meehan, chief operating officer of the general partner, 63, is primarily responsible for the day to day operations of the general partner. Mr. Meehan became listed as a principal of the general partner effective January 2009. Prior to joining the general partner in April 2008, Mr. Meehan was a member of the senior executive team at Houghton Mifflin Company in Boston, MA, beginning in March 1999. His assignments focused on leading technology and operational organizations and included a three year assignment as the President of the business unit that was the largest provider of professional testing and licensure services to state regulatory agencies in the United States. He also served as the Chief Information/Technology Officer of the company for three years, responsible for directing an annual technology portfolio in excess of $100 million. Mr. Meehan began his career as a commissioned officer in the United States Marine Corps, retiring after 20 years in the grade of Lieutenant Colonel. He received B.A. degree from John Carroll University, an MBA from Webster University and holds Series 3, 22, 31, and 63 licenses.

Ms. O’Rourke, chief financial officer of the general partner, 53, is responsible for financial reporting and compliance issues. Prior to joining the general partner in May 2003, Ms. O’Rourke was employed as assistant vice president at MetLife Investors Life Insurance Company from 1992 to September 2001. Before that, Ms. O’Rourke was employed as a tax senior at KPMG LLP (formerly KPMG Peat Marwick LLP) from 1987 to 1991. Ms. O’Rourke is a certified public accountant. She received a B.B.A. in accounting from the University of Notre Dame in 1987 and received a M.S. in Taxation from DePaul University in 1996.

Code of Ethics

Grant Park has not adopted a code of ethics because it does not have any officers or employees. The general partner of Grant Park has adopted a Code of Ethics for all employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC. Grant Park does not have any directors or officers. However, the officers of Grant Park’s general partner, as well as the general partner itself, file such notices regarding their beneficial ownership in Grant Park, if any. Grant Park believes that for 2018, all required filings were timely filed by each of these persons.

ITEM 11. EXECUTIVE COMPENSATION

Grant Park has no directors or officers. Its affairs are managed by Dearborn Capital Management, L.L.C., its general partner, which receives compensation for its services from Grant Park, as follows:

Effective January 1, 2014, Class A units pay the general partner a monthly brokerage charge equal to a rate of 0.583%, a rate of 7.00% annually, of Class A’s month end net assets. Class B units pay the general partner a monthly brokerage charge equal to a rate of 0.6208%, a rate of 7.45% annually, of Class B’s month-end net assets. Legacy 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3750%, a rate of 4.50% annually, of Legacy 1’s month-end net assets. Legacy 2 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3958%, a rate of 4.75% annually, of Legacy 2’s month-end net assets. Global 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3292%, a rate of 3.95% annually, of Global 2’s month-end net assets. Global 2 units pay the general partner a monthly brokerage charge equal to a rate of 0.3500%, a rate of 4.20% annually, of Global 2’s month-end net assets. Global 3 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.4958%, a rate of 5.95% annually, of Global 3’s month-end net assets. The brokerage charge reimbursement paid to the general partner amounted to $5,650,320 for the year ended December 31, 2018, $8,257,849 for the year ended December 31, 2017 and $12,412,953 for the year ended December 31, 2016.

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

Grant Park pays the general partner the brokerage charge, which is based on a fixed percentage of net assets, regardless of whether actual transaction costs were less than or exceeded this fixed percentage  or whether the number of trades significantly increases. For the Legacy 1 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $26.69 based on the average trading activity of the Legacy 1 Class units’ trading advisors for the last three calendar years and assuming current allocations to the trading advisors.

For the Legacy 2 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $28.36 based on the average trading activity of the Legacy 2 Class units’ trading advisors for the last three calendar years and assuming current allocations to the trading advisors.

For the Global 1 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $23.50 based on the average trading activity of the Global 1 Class units’ trading advisors for the last three calendar years and assuming current allocations.

For the Global 2 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $25.23 based on the average trading activity of the Global 2 Class units’ trading advisors for the last three calendar years and assuming current allocations.

For the Global 3 Class units, assuming Grant Park’s brokerage charge was expressed on a per-transaction basis, the brokerage charge equates to round-turn commissions of approximately $35.47 based on the average trading activity of the Global 3 Class units’ trading advisors for the last three calendar years and assuming current allocations of net assets to the trading advisors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Grant Park has no officers or directors. Its affairs are managed by its general partner, Dearborn Capital Management, L.L.C. Set forth in the table below is information regarding the beneficial ownership of the general partner and the officers of the general partner in Grant Park as of January 31, 2019.

				Number of		Number of		Number of		Number of		Number of
	Number of		Number of	Legacy 1		Legacy 2		Global 1		Global 2		Global 3
	Class A		Class B	Class		Class		Class		Class		Class	Number of
	Limited		Limited	Limited		Limited		Limited		Limited		Limited	General
	Partnership		Partnership	Partnership		Partnership		Partnership		Partnership		Partnership	Partnership
Name	Units		Units	Units		Units		Units		Units		Units	Units
Dearborn Capital
Management, LLC	276.610		-	516.717		236.818		422.978		208.625		-	184.639
David M. Kavanagh	276.610	(1)	-	516.717	(1)	236.818	(1)	422.978	(1)	208.625	(1)	-	184.639	(1)
Patrick J. Meehan	-		-	185.117		-		50.000		-		-
Maureen O’Rourke	-		-	41.067		-		41.359		-		-

			Percentage of	Percentage of	Percentage of	Percentage of	Percentage of
	Percentage of	Percentage of	Outstanding	Outstanding	Outstanding	Outstanding	Outstanding
	Outstanding	Outstanding	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Class A	Class B	Class	Class	Class	Class	Class	Percentage of
	Limited	Limited	Limited	Limited	Limited	Limited	Limited	General
	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership
Name	Units	Units	Units	Units	Units	Units	Units	Units
Dearborn Capital
Management, LLC	5.61%	-	41.57%	58.66%	1.72%	22.38%	-	100.00%
David M. Kavanagh	5.61%	-	41.57%	58.66%	1.72%	22.38%	-	100.00%
Patrick J. Meehan	-	-	14.89%	-	0.20%	-	-	-
Maureen O’Rourke	-	-	3.30%	-	0.17%	-	-	-
(1)	Represents units directly held by Dearborn Capital Management, L.L.C., the general partner of Grant Park. The manager of Dearborn Capital Management, L.L.C. is Mr. Kavanagh.

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

Pursuant to the advisory contract EMC Capital Management, Inc. entered into with Grant Park, the general partner and the respective trading company in 2009, which was assigned to EMC Capital Advisors, LLC in October 2013, the general partner, on behalf of Grant Park, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period.  For the year ended December 31, 2018, EMC was paid approximately $130,400 in consulting fees and no incentive fees. All allocations to Grant Park’s trading advisors, including EMC, are reviewed and approved by the general partner and all fees are paid to Grant Park’s trading advisors in accordance with each advisory contract by and among Grant Park, the general partner, the respective trading company and such trading advisor.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to Grant Park for professional audit services provided by RSM US LLP, Grant Park’s independent registered public accountant, for the audit of Grant Park’s annual financial statements for the years ended December 31, 2018 and 2017, and fees billed for other professional services rendered by RSM US LLP during those years.

Fee Category	2018	2017
Audit Fees(1)	$159,500	$150,500
Audit-Related Fees	—	—
Tax Fees(2)	7,500	7,500
All Other Fees	—	—
Total Fees	$167,000	$158,000
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

The Audit Committee of Grant Park’s general partner, Dearborn Capital Management, L.L.C., pre-approves all audit and permitted non-audit services of Grant Park’s independent accountants, including all engagement fees and terms. The Audit Committee of the general partner approved all the services provided by RSM US LLP during 2018 and 2017 to Grant Park described above. The Audit Committee and Grant Park has determined that the payments and nature of services made to RSM US LLP for these services during 2018 and 2017 are compatible with maintaining that firm’s independence.

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

101.1

The following financial statements from Grant Park’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

.

(1)	Included as Appendix A to the prospectus which is part of the Registrant’s Registration Statement on Form S-1/A (File No. 333- 223480) and incorporated herein by reference.

(2)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-153862) and incorporated herein by reference.
(4)	Included as Appendix B to the prospectus which is part of the Registrant’s Registration Statement on Form S-1/A (File No. 333-223480).
(5)	Included as Appendix D to the prospectus which is part of the Registrant’s Registration Statement on Form S-1/A (File No. 333-223480).

ITEM 16.FORM 10-K SUMMARY

None.

INDEX TO FINANCIAL STATEMENTS

Grant Park Futures Fund Limited Partnership

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Grant Park Futures Fund Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedules of investments, of Grant Park Futures Fund Limited Partnership (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations and changes in partners’ capital (net asset value) for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Chicago, Illinois

March 18, 2019

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

December 31, 2018 and 2017

	December 31,	December 31,
	2018	2017
Assets
Equity in brokers' trading accounts:
Cash	$12,858,812	$29,435,769
Net unrealized gain (loss) on open futures contracts	1,727,541	2,644,659
Net unrealized gain (loss) on open forward currency contracts	(41,428)	25,627
Net unrealized gain (loss) on open swap contracts	1,933,109	1,179,312
Total equity in brokers' trading accounts	16,478,034	33,285,367
Cash and cash equivalents	2,519,703	8,358,825
Securities owned, at fair value (cost $60,715,159 and $74,547,232, respectively)	60,736,458	74,642,951
Interest and dividend receivable, net	13,919	11,512
Total assets	$79,748,114	$116,298,655
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$389,272	$563,127
Accrued incentive fees	-	68,968
Organization and offering costs payable	19,125	27,937
Accrued operating expenses	16,593	24,331
Redemptions payable to limited partners	1,388,425	2,130,670
Total liabilities	1,813,415	2,815,033
Partners' Capital (Net Asset Value)
General Partner
Class A (307.34 units outstanding at both December 31, 2018 and December 31, 2017)	290,822	322,836
Legacy 1 Class (574.13 units outstanding at both December 31, 2018 and December 31, 2017)	445,722	483,449
Legacy 2 Class (263.13 units outstanding at both December 31, 2018 and December 31, 2017)	199,013	216,389
Global 1 Class (469.97 units outstanding at both December 31, 2018 and December 31, 2017)	365,357	392,629
Global 2 Class (231.81 units outstanding at both December 31, 2018 and December 31, 2017)	176,000	189,644

Limited Partners
Class A (4,655.70 and 6,818.01 units outstanding at December 31, 2018 and December 31, 2017, respectively)	4,405,397	7,161,658
Class B (66,834.11 and 84,494.74 units outstanding at December 31, 2018 and December 31, 2017, respectively)	51,282,621	72,443,010
Legacy 1 Class (726.20 and 777.22 units outstanding at December 31, 2018 and December 31, 2017, respectively)	563,781	654,458
Legacy 2 Class (166.90 and 219.09 units outstanding at December 31, 2018 and December 31, 2017), respectively	126,227	180,172
Global 1 Class (24,310.14 and 30,151.86 units outstanding at December 31, 2018 and December 31, 2017, respectively)	18,898,570	25,189,596
Global 2 Class (736.07 and 1,069.68 units outstanding at December 31, 2018 and December 31, 2017, respectively)	558,876	875,122
Global 3 Class (971.50 and 7,650.73 units outstanding at December 31, 2018 and December 31, 2017, respectively)	622,313	5,374,659
Total partners' capital (net asset value)	77,934,699	113,483,622
Total liabilities and partners' capital (net asset value)	$79,748,114	$116,298,655

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2018

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(5,122)	(0.01)%	$115,643	0.15%	$110,521	0.14%
Currencies	(15,142)	(0.02)%	47,136	0.06%	31,994	0.04%
Energy	(28,466)	(0.04)%	212,013	0.27%	183,547	0.23%
Interest rates	687,228	0.88%	(193,906)	(0.25)%	493,322	0.63%
Meats	27,198	0.03%	(13,968)	(0.01)%	13,230	0.02%
Metals	90,510	0.11%	6,144	0.01%	96,654	0.12%
Soft commodities	(3,636)	—%	132,494	0.17%	128,858	0.17%
Stock indices and single stock futures	(182,098)	(0.23)%	10,867	0.01%	(171,231)	(0.22)%
Total U.S. Futures Positions	570,472		316,423		886,895

Foreign Futures Positions:
Agriculturals	4,956	0.01%	560	—%	5,516	0.01%
Currencies	5,618	0.01%	3,108	—%	8,726	0.01%
Interest rates	769,472	0.99%	(20,778)	(0.03)%	748,694	0.96%
Metals	(123,260)	(0.16)%	292,388	0.38%	169,128	0.22%
Soft commodities	—	—%	(4,958)	(0.01)%	(4,958)	(0.01)%
Stock indices	(164,812)	(0.21)%	78,352	0.10%	(86,460)	(0.11)%
Total Foreign Futures Positions	491,974		348,672		840,646
Total Futures Contracts	$1,062,446	1.36%	$665,095	0.85%	$1,727,541	2.21%

Forward Contracts *
Currencies	$19,404	0.03%	$(60,832)	(0.08)%	$(41,428)	(0.05)%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(595,870)	(0.76)%	$—	—%	$(595,870)	(0.76)%
Deutsche Bank total return swap, Termination date July 1, 2020	2,528,979	3.24%	—	—%	2,528,979	3.24%
Total Swap Contracts	$1,933,109	2.48%	$—	—%	$1,933,109	2.48%

Total Futures, Forward and
Swap Contracts	$3,014,959	3.87%	$604,263	0.77%	$3,619,222	4.64%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2018

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$23,000,000	2/22/2019-8/1/2019	Federal Farm Credit Banks, 1.2-1.3%	$23,067,965	29.60%
16,000,000	4/29/2019-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	16,054,389	20.60%
2,500,000	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	2,512,825	3.22%
	Total U.S. Government-sponsored enterprises (cost $41,497,750)		$41,635,179	53.42%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$15,000,000	3/28/2019-12/5/2019	U.S. Treasury bills, 2.1%-2.7% (cost $14,699,357)	$14,752,579	18.93%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
75,000	Highland / iBoxx Senior Loan ETF	$1,288,500	1.65%
20,000	PIMCO Enhanced Short Maturity Active ETF	2,019,000	2.59%
40,000	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	1,041,200	1.34%
	Total Exchange-traded funds (cost $4,518,052)	$4,348,700	5.58%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $60,715,159)	$60,736,458	77.93%

The condensed schedule of investments by unit class is presented in footnote 7.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2017

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(11,912)	(0.01)%	149,021	0.13%	$137,109	0.12%
Currencies	391,917	0.35%	(65,662)	(0.06)%	326,255	0.29%
Energy	1,144,493	1.01%	(98,244)	(0.09)%	1,046,249	0.92%
Interest rates	19,476	0.02%	274,668	0.24%	294,144	0.26%
Meats	30,083	0.03%	963	—%	31,046	0.03%
Metals	497,533	0.44%	(111,735)	(0.10)%	385,798	0.34%
Soft commodities	217,286	0.19%	(23,266)	(0.02)%	194,020	0.17%
Stock indices and single stock futures	355,178	0.31%	(41,722)	(0.03)%	313,456	0.28%
Total U.S. Futures Positions	2,644,054		84,023		2,728,077

Foreign Futures Positions:
Agriculturals	—	—%	13,080	0.01%	13,080	0.01%
Currencies	19,742	0.02%	47,586	0.04%	67,328	0.06%
Energy	(484)	—%	—	—%	(484)	—%
Interest rates	(580,554)	(0.51)%	(53,365)	(0.05)%	(633,919)	(0.56)%
Metals	922,460	0.81%	(672,078)	(0.59)%	250,382	0.22%
Soft commodities	—	—%	15,274	0.01%	15,274	0.01%
Stock indices	153,925	0.14%	50,996	0.04%	204,921	0.18%
Total Foreign Futures Positions	515,089		(598,507)		(83,418)
Total Futures Contracts	$3,159,143	2.78%	$(514,484)	(0.45)%	$2,644,659	2.33%

Forward Contracts *
Currencies	$179,608	0.16%	$(153,981)	(0.14)%	$25,627	0.02%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$56,614	0.05%	$—	—%	$56,614	0.05%
Deutsche Bank total return swap, Termination date July 1, 2020	1,122,698	0.99%	—	—%	1,122,698	0.99%
Total Swap Contracts	$1,179,312	1.04%	$—	—%	$1,179,312	1.04%

Total Futures, Forward and
Swap Contracts	$4,518,063	3.98%	$(668,465)	(0.59)%	$3,849,598	3.39%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2017

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$38,000,000	10/15/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$38,103,115	33.58%
19,000,000	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	19,067,301	16.80%
2,500,000	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	2,512,825	2.21%
	Total U.S. Government-sponsored enterprises (cost $59,497,750)		$59,683,241	52.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,000,000	2/16/2018	American Honda Finance Co, 1.5%	$2,012,166	1.77%
2,000,000	2/1/2018	Wells Fargo & Company, 1.7%	2,054,557	1.81%
	Total U.S. Corporate bonds (cost $4,040,501)		$4,066,723	3.58%

U.S. Mutual Fund

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
689,730	Grant Park Absolute Return Fund - Class I (cost $7,779,984)	$7,683,587	6.77%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
110,000	Exchange-traded funds (cost $3,228,997) **	$3,209,400	2.83%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $74,547,232)	$74,642,951	65.77%

**No individual position constituted greater than 1 percent of partners’ capital (net asset value).

The condensed schedule of investments by unit class is presented in footnote 7.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$(3,159,282)	$3,217,037	$13,721,540
Change in unrealized	(917,117)	364,735	1,452,328
Commissions	(1,352,311)	(2,001,485)	(2,904,046)
Net gains (losses) from futures trading	(5,428,710)	1,580,287	12,269,822

Net gain (loss) from forward trading
Realized	146,701	(2,396,861)	84,586
Change in unrealized	(67,055)	24,922	241,364
Commissions	(691)	(1,511)	(3,019)
Net gains (losses) from forward trading	78,955	(2,373,450)	322,931

Net gain (loss) from swap trading
Change in unrealized	753,797	1,914,010	(1,902,797)
Net gains (losses) from swap trading	753,797	1,914,010	(1,902,797)

Net gain (loss) from securities
Realized	(1,084,704)	(3,509)	—
Change in unrealized	(41,081)	(115,993)	—
Net gains (losses) from securities	(1,125,785)	(119,502)	—

Net trading gains (losses)	(5,721,743)	1,001,345	10,689,956

Net investment income (loss)
Income
Interest income	753,179	1,057,222	1,316,496
Dividend income	211,314	501,762	—
Total income	964,493	1,558,984	1,316,496
Expenses from operations
Brokerage charge	4,297,318	6,254,853	9,505,888
Incentive fees	10,292	383,405	771,804
Organizational and offering costs	272,786	396,889	571,407
Operating expenses	237,141	344,710	493,715
Total expenses	4,817,537	7,379,857	11,342,814
Net investment loss	(3,853,044)	(5,820,873)	(10,026,318)
Net income (loss)	$(9,574,787)	$(4,819,528)	$663,638

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(104.16)	$(33.85)	$(8.55)
General Partner & Limited Partner Class B Units	$(90.06)	$(33.37)	$(13.39)
General Partner & Limited Partner Legacy 1 Class Units	$(65.72)	$(7.29)	$11.81
General Partner & Limited Partner Legacy 2 Class Units	$(66.03)	$(9.19)	$9.36
General Partner & Limited Partner Global 1 Class Units	$(58.02)	$(3.40)	$21.11
General Partner & Limited Partner Global 2 Class Units	$(58.86)	$(5.07)	$20.16
General Partner & Limited Partner Global 3 Class Units	$(61.93)	$(16.86)	$5.70

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
Years Ended December 31, 2018, 2017 and 2016

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital,
December 31, 2015	307.34	$335,868	9,757.99	$10,663,559	—	$—	133,628.66	$120,817,860	1,025.00	$858,478	1,262.14	$1,057,091	263.13	$216,344	515.52	$423,853
Contributions	—	—	—	—	—	—	—	—	—	—	63.13	55,000	—	—	-	—
Redemptions	—	—	(1,237.38)	(1,384,429)	—	—	(22,341.88)	(20,619,825)	(450.87)	(400,000)	(382.89)	(332,692)	-	—	(214.69)	(181,799)
Net income (loss)	—	(2,629)	—	(40,663)	—	—	—	(1,070,494)	—	29,156	—	21,011	—	2,463	—	8,104
Partners’ capital,
December 31, 2016	307.34	$333,239	8,520.61	$9,238,467	—	$—	111,286.78	$99,127,541	574.13	$487,634	942.38	$800,410	263.13	$218,807	300.83	$250,158
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	-	—
Redemptions	—	—	(1,702.60)	(1,799,637)	—	—	(26,792.04)	(22,962,984)	—	—	(165.16)	(138,281)	—	—	(81.74)	(66,059)
Net income (loss)	—	(10,403)	—	(277,172)	—	—	—	(3,721,547)	—	(4,185)	—	(7,671)	—	(2,418)	—	(3,927)
Partners’ capital,
December 31, 2017	307.34	$322,836	6,818.01	$7,161,658	—	$—	84,494.74	$72,443,010	574.13	$483,449	777.22	$654,458	263.13	$216,389	219.09	$180,172
Contributions	—	—	0.17	165	—	—	—	1	—	—	—	—	—	—	—	—
Redemptions	—	—	(2,162.48)	(2,259,383)	—	—	(17,660.63)	(14,234,612)	—	—	(51.02)	(40,144)	—	—	(52.19)	(39,386)
Net income (loss)	—	(32,014)	—	(497,043)	—	—	—	(6,925,778)	—	(37,727)	—	(50,533)	—	(17,376)	—	(14,559)
Partners’ capital,
December 31, 2018	307.34	$290,822	4,655.70	$4,405,397	—	$—	66,834.11	$51,282,621	574.13	$445,722	726.20	$563,781	263.13	$199,013	166.90	$126,227

Net asset value per unit at December 31, 2016		$1,084.25				$890.74				$849.35				$831.55

Net asset value per unit at December 31, 2017		$1,050.40				$857.37				$842.06				$822.36

Net asset value per unit at December 31, 2018		$946.24				$767.31				$776.34				$756.33

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2018, 2017 and 2016 (continued)

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2015	1,372.89	$1,122,622	22,503.69	$18,401,384	1,329.58	$1,067,693	3,493.52	$2,805,404	—	$—	78,419.57	$55,964,683	$213,734,839
Contributions	—	—	30,189.70	26,088,861	—	—	-	—	—	—	34.49	24,408	26,168,269
Redemptions	(448.12)	(400,000)	(13,253.63)	(11,181,039)	(1,097.77)	(900,000)	(1,228.93)	(1,025,747)	—	—	(52,048.28)	(38,776,277)	(75,201,808)
Net income (loss)	—	53,094	—	(226,422)	—	23,127	—	84,538	—	—	—	1,782,353	663,638
Partners’ capital,
December 31, 2016	924.77	$775,716	39,439.76	$33,082,784	231.81	$190,820	2,264.59	$1,864,195	—	$—	26,405.78	$18,995,167	$165,364,938
Contributions	—	—	9,317.62	7,599,286	—	—	-	—	—	—	95.04	68,925	7,668,211
Redemptions	(454.80)	(365,000)	(18,605.52)	(15,312,133)	-	—	(1,194.91)	(966,199)	—	—	(18,850.09)	(13,119,706)	(54,729,999)
Net income (loss)	—	(18,087)	—	(180,341)	—	(1,176)	—	(22,874)	—	—	—	(569,727)	(4,819,528)
Partners’ capital,
December 31, 2017	469.97	$392,629	30,151.86	$25,189,596	231.81	$189,644	1,069.68	$875,122	—	$—	7,650.73	$5,374,659	$113,483,622
Contributions	—	—	3,168.92	2,738,099	—	—	—	—	—	—	—	—	2,738,265
Redemptions	—	—	(9,010.64)	(7,203,596)	—	—	(333.61)	(257,648)	—	—	(6,679.23)	(4,677,632)	(28,712,401)
Net income (loss)	—	(27,272)	—	(1,825,529)	—	(13,644)	—	(58,598)	—	—	—	(74,714)	(9,574,787)
Partners’ capital,
December 31, 2018	469.97	$365,357	24,310.14	$18,898,570	231.81	$176,000	736.07	$558,876	—	$—	971.50	$622,313	$77,934,699

Net asset value per unit at December 31, 2016		$838.82				$823.19				$719.36

Net asset value per unit at December 31, 2017		$835.42				$818.12				$702.50

Net asset value per unit at December 31, 2018		$777.40				$759.26				$640.57

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 11, LLC (“GP 11”)   GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”)   GP 8, LLC (“GP 8”)   GP 14, LLC (“GP 14”)

GP 4, LLC (“GP 4”)   GP 9, LLC (“GP 9”)   GP 17, LLC (“GP 17”)

There were no assets allocated to GP 3 as of December 31, 2018 and 2017.

Additionally, GP Cash Management, LLC (“GP Cash Management”) was created as a Delaware limited liability company to collectively manage and invest excess cash not required to be held at clearing brokers. The excess cash is held in a separate account in the name of GP Cash Management, LLC and custodied at State Street Bank and Trust Company or may be invested in mutual funds. The members of GP Cash Management are the Trading Companies.

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

Valuation of investments: All investments are used for trading purposes and recorded at their fair value, as described in Note 2. Substantially all of the Partnership’s assets and liabilities are considered financial instruments and are recorded at fair value or at carrying amounts that approximate fair value because of the short maturity of the instruments.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed.  As of December 31, 2018, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2015.

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly and the reimbursement amounts are listed by class in Note 5.  In no event, however, will the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership.  In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any prior year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the organization and the ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. As of December 31, 2018, unreimbursed organization and offering costs incurred by the General Partner were approximately $427,000, and may be reimbursed by the Partnership in the future.

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

Swap contracts: Certain Trading Companies of the Partnership strategically allocate a portion or all of their assets to total return swaps selected at the direction of the General Partner. A swap is a bilaterally negotiated agreement between two parties to exchange cash flows based upon an asset, rate or some other reference index. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of commodities or other investments representing a particular index.  A Trading Company’s investment in swap agreements will likely vary over time due to cash flows, asset allocations and market movements.  The swap agreements serve to diversify the investment holdings of the Partnership and to provide access to programs and commodity trading advisors that would not otherwise be available to the Partnership, and are not used for hedging purposes.

Changes in the value of the swap agreements are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. The final exchange amount based on the swap value at the termination of the swap agreement will be recorded as a realized gain or loss in the consolidated statement of operations.  Through its Trading Companies the Partnership has entered into total return swaps with Deutsche Bank AG.  The Partnership maintains cash as collateral to secure its obligations under the swaps.  As of December 31, 2018 and 2017, the notional value of the swaps was $31,317,256 and $56,138,617, respectively, and the cash margin balance was $6,290,000 and $13,982,500, respectively, which is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.  The swaps were effective July 1, 2015 and April 5, 2016 and have termination dates of July 1, 2020 and March 29, 2019, respectively.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the years ended December 31, 2018, 2017, and 2016, substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

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

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820) Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  The amendments in this update apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

measurements.  The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. The guidance is effective for fiscal years beginning after December 15, 2019.  The Partnership is currently evaluating the effects the adoption will have on its consolidated financial statements.

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$1,727,541	$—	$—	$1,727,541
Forward currency contracts	—	(41,428)	—	(41,428)
Swap contracts	—	1,933,109	—	1,933,109
Cash and cash equivalents
U.S. money market fund	2,518,703	—	—	2,518,703
Securities owned
U.S. Government-sponsored enterprises	—	41,635,179	—	41,635,179
U.S. Government securities	—	14,752,579	—	14,752,579
U.S. Exchange-traded funds	4,348,700	—	—	4,348,700
Total	$8,594,944	$58,279,439	$—	$66,874,383

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 11. See the consolidated condensed schedule of investments for detail by sector.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$2,644,659	$—	$—	$2,644,659
Forward currency contracts	—	25,627	—	25,627
Swap contracts	—	1,179,312	—	1,179,312
Cash and cash equivalents
U.S. money market fund	2,543,917	—	—	2,543,917
U.S. commercial paper	—	5,815,806	—	5,815,806
Securities owned
U.S. Government-sponsored enterprises	—	59,683,241	—	59,683,241
U.S. corporate bonds	—	4,066,723	—	4,066,723
U.S. mutual fund	7,683,587	—	—	7,683,587
U.S. Exchange-traded funds	3,209,400	—	—	3,209,400
Total	$16,081,563	$70,770,709	$—	$86,852,272

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 11. See the consolidated condensed schedule of investments for detail by sector.

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the years ended December 31, 2018 and 2017.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Note 3. Deposits with Brokers and Interbank Market Makers

The Partnership, through the Trading Companies, deposits assets with ADM Investor Services, Inc. and SG Americas Securities, LLC subject to CFTC regulations and various exchange and broker requirements. Margin requirements may be satisfied by the deposit of U.S. Treasury bills, Government- sponsored enterprise securities and/or cash with such clearing brokers. The Partnership may earn interest income on its assets deposited with the clearing brokers.

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

Note 4. Commodity Trading Advisors and Reference Traders

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors or through swap transactions based on reference programs of such advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. As of December 31, 2018, the commodity trading advisors are Amplitude Capital International Limited (“Amplitude”), EMC Capital Advisors, LLC (“EMC”), Lynx Asset Management AB (“Lynx”), Quantica Capital AG (“Quantica”), Revolution Capital Management, LLC (“RCM”), Sterling Partners Quantitative Investments LLC (“Sterling”) and Transtrend B.V.(“Transtrend”) (collectively, the “Advisors”). The Partnership will obtain the equivalent of net profits or net losses generated by H2O AM, LLP (“H2O”) and Winton Capital Management Limited (“Winton”) as reference traders (“collectively, the “Reference Traders”) through off-exchange swap transactions and will not allocate assets to H2O or Winton directly. The Advisors and Reference Traders are paid a consulting fee, either monthly or quarterly, directly or through swap transactions, ranging from 0.2 percent to 1 percent per annum of the Partnership’s month-end allocated net assets and a quarterly, semi-annual or annual incentive fee, directly or through swap transactions, ranging from 0 percent to 24.5 percent of the new trading profits on the allocated net assets of the Advisor or Reference Trader.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The Partnership pays the General Partner a monthly brokerage charge, organization and offering reimbursement and operating expenses.  The annualized brokerage charge, organization and offering reimbursement and operating expenses are presented in the table below.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $4,297,318,  $6,254,853, and $9,505,888 for the years ended December 31, 2018, 2017 and 2016, respectively, are shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $272,786,  $396,889, and $571,407 for the years ended December 31, 2018, 2017, and 2016, respectively, are shown on the consolidated statement of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $237,141,  $344,710, and $493,715 for the years ended December 31, 2018, 2017, and 2016, respectively, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the general partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership.  The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period.  For the years ended December 31, 2018, 2017 and 2016, EMC was paid approximately $130,400,  $235,600 and $467,700, respectively, in consulting fees and $0,  $0, and $47,500, respectively, in incentive fees.

During July 2017, the Partnership invested $7.3 million of its cash balances previously held in GP Cash Management in Class I shares of the Grant Park Absolute Return Fund (“GPARF”), reinvested dividends received from GPARF in the amount of approximately $492,000, and redeemed the investment in the amount of $6,656,237 by the liquidation date of GPARF.  GPARF liquidated on December 21, 2018.  GPARF was one among several series of

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Northern Lights Fund Trust, a Delaware statutory trust organized on January 19, 2005.  The Trust is registered under the Investment Company Act of 1940 as an open-ended mutual fund.  The General Partner of the Partnership is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, and acted as investment adviser to GPARF.  RCM, which is also one of the Partnership’s trading advisors, acted as sub-adviser to GPARF.  GPARF’s investment objective was to allocate its assets between two independent, underlying strategies: an investment growth strategy and a fixed income strategy.  The general partner credited the dollar amount of any fees it earned as investment adviser of GPARF with respect to the Partnership’s assets invested in GPARF towards the portion of the Partnership’s brokerage charge retained by the general partner.  For the years ended December 31, 2018 and 2017 the credit amounted to $51,321 and $29,741, respectively, and is included in net gains (losses) from securities in the consolidated statement of operations.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Note 7. Assets and Condensed Schedule of Investments by Class of Units

The following schedules of assets by class of units and condensed schedule of investments by class of units reflect activity and percent of partners’ capital for each class of the Partnership as of December 31, 2018 and 2017.

Class A Units

Assets by Class of Units	December 31, 2018
Equity in brokers' trading accounts:
Cash	$774,851
Net unrealized gain (loss) on open futures contracts	104,100
Net unrealized gain (loss) on open forward currency contracts	(2,497)
Net unrealized gain (loss) on open swap contracts	116,486
Total equity in brokers' trading accounts	992,940

Cash and cash equivalents	151,833
Securities owned, at fair value (cost $3,658,597)	3,659,882
Interest and dividend receivable, net	839
Total assets	$4,805,494

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Class A Units at December 31, 2018

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(309)	(0.01)%	$6,968	0.15%	$6,659	0.14%
Currencies	(912)	(0.02)%	2,840	0.06%	1,928	0.04%
Energy	(1,715)	(0.04)%	12,776	0.27%	11,061	0.23%
Interest rates	41,411	0.88%	(11,684)	(0.25)%	29,727	0.63%
Meats	1,639	0.03%	(842)	(0.01)%	797	0.02%
Metals	5,454	0.11%	370	0.01%	5,824	0.12%
Soft commodities	(219)	—%	7,984	0.17%	7,765	0.17%
Stock indices and single stock futures	(10,973)	(0.23)%	655	0.01%	(10,318)	(0.22)%
Total U.S. Futures Positions	34,376		19,067		53,443

Foreign Futures Positions:
Agriculturals	299	0.01%	34	—%	333	0.01%
Currencies	339	0.01%	187	—%	526	0.01%
Interest rates	46,367	0.99%	(1,252)	(0.03)%	45,115	0.96%
Metals	(7,427)	(0.16)%	17,619	0.38%	10,192	0.22%
Soft commodities	—	—%	(299)	(0.01)%	(299)	(0.01)%
Stock indices	(9,931)	(0.21)%	4,721	0.10%	(5,210)	(0.11)%
Total Foreign Futures Positions	29,647		21,010		50,657
Total Futures Contracts	$64,023	1.36%	$40,077	0.85%	$104,100	2.21%

Forward Contracts *
Currencies	$1,169	0.03%	$(3,666)	(0.08)%	$(2,497)	(0.05)%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(35,906)	(0.76)%	$—	—%	$(35,906)	(0.76)%
Deutsche Bank total return swap, Termination date July 1, 2020	152,392	3.24%	—	—%	152,392	3.24%
Total Swap Contracts	$116,486	2.48%	$—	—%	$116,486	2.48%

Total Futures, Forward and
Swap Contracts	$181,678	3.87%	$36,411	0.77%	$218,089	4.64%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class A Units at December 31, 2018

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,385,943	2/22/2019-8/1/2019	Federal Farm Credit Banks, 1.2-1.3%	$1,390,038	29.60%
964,134	4/29/2019-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	967,412	20.60%
150,646	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	151,419	3.22%
	Total U.S. Government-sponsored enterprises (cost $2,500,587)		$2,508,869	53.42%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$903,876	3/28/2019-12/5/2019	U.S. Treasury bills, 1.1%-2.7% (cost $885,759)	$888,967	18.93%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
4,519	Highland / iBoxx Senior Loan ETF	$77,643	1.65%
1,205	PIMCO Enhanced Short Maturity Active ETF	121,662	2.59%
2,410	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	62,741	1.34%
	Total Exchange-traded funds (cost $272,251)	$262,046	5.58%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class A Units at December 31, 2018	$3,659,882	77.93%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class B Units

Assets by Class of Units	December 31, 2018
Equity in brokers' trading accounts:
Cash	$8,461,360
Net unrealized gain (loss) on open futures contracts	1,136,758
Net unrealized gain (loss) on open forward currency contracts	(27,259)
Net unrealized gain (loss) on open swap contracts	1,272,025
Total equity in brokers' trading accounts	10,842,884

Cash and cash equivalents	1,658,017
Securities owned, at fair value (cost $39,951,813)	39,965,825
Interest and dividend receivable, net	9,159
Total assets	$52,475,885

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Class B Units at December 31, 2018

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(3,371)	(0.01)%	$76,096	0.15%	$72,725	0.14%
Currencies	(9,964)	(0.02)%	31,017	0.06%	21,053	0.04%
Energy	(18,732)	(0.04)%	139,509	0.27%	120,777	0.23%
Interest rates	452,210	0.88%	(127,595)	(0.25)%	324,615	0.63%
Meats	17,897	0.03%	(9,190)	(0.01)%	8,707	0.02%
Metals	59,558	0.11%	4,042	0.01%	63,600	0.12%
Soft commodities	(2,393)	—%	87,184	0.17%	84,791	0.17%
Stock indices and single stock futures	(119,824)	(0.23)%	7,151	0.01%	(112,673)	(0.22)%
Total U.S. Futures Positions	375,381		208,214		583,595

Foreign Futures Positions:
Agriculturals	3,260	0.01%	370	—%	3,630	0.01%
Currencies	3,696	0.01%	2,046	—%	5,742	0.01%
Interest rates	506,329	0.99%	(13,672)	(0.03)%	492,657	0.96%
Metals	(81,109)	(0.16)%	192,397	0.38%	111,288	0.22%
Soft commodities	—	—%	(3,261)	(0.01)%	(3,261)	(0.01)%
Stock indices	(108,450)	(0.21)%	51,557	0.10%	(56,893)	(0.11)%
Total Foreign Futures Positions	323,726		229,437		553,163
Total Futures Contracts	$699,107	1.36%	$437,651	0.85%	$1,136,758	2.21%

Forward Contracts *
Currencies	$12,769	0.03%	$(40,028)	(0.08)%	$(27,259)	(0.05)%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(392,095)	(0.76)%	$—	—%	$(392,095)	(0.76)%
Deutsche Bank total return swap, Termination date July 1, 2020	1,664,120	3.24%	—	—%	1,664,120	3.24%
Total Swap Contracts	$1,272,025	2.48%	$—	—%	$1,272,025	2.48%

Total Futures, Forward and
Swap Contracts	$1,983,901	3.87%	$397,623	0.77%	$2,381,524	4.64%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class B Units at December 31, 2018

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$15,134,470	2/22/2019-8/1/2019	Federal Farm Credit Banks, 1.2-1.3%	$15,179,191	29.60%
10,528,326	4/29/2019-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	10,564,114	20.60%
1,645,051	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	1,653,490	3.22%
	Total U.S. Government-sponsored enterprises (cost $27,306,366)		$27,396,795	53.42%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$9,870,306	3/28/2019-12/5/2019	U.S. Treasury bills, 1.1%-2.7% (cost $9,672,477)	$9,707,497	18.93%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
49,352	Highland / iBoxx Senior Loan ETF	$847,859	1.65%
13,160	PIMCO Enhanced Short Maturity Active ETF	1,328,543	2.59%
26,322	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	685,131	1.34%
	Total Exchange-traded funds (cost $2,972,970)	$2,861,533	5.58%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class B Units at December 31, 2018	$39,965,825	77.93%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 1 Class Units

Assets by Class of Units	December 31, 2018
Equity in brokers' trading accounts:
Cash	$166,563
Net unrealized gain (loss) on open futures contracts	22,376
Net unrealized gain (loss) on open forward currency contracts	(537)
Net unrealized gain (loss) on open swap contracts	25,040
Total equity in brokers' trading accounts	213,442

Cash and cash equivalents	32,638
Securities owned, at fair value (cost $786,455)	786,731
Interest and dividend receivable, net	180
Total assets	$1,032,991

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Legacy 1 Class Units at December 31, 2018

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(66)	(0.01)%	$1,498	0.15%	$1,432	0.14%
Currencies	(196)	(0.02)%	611	0.06%	415	0.04%
Energy	(369)	(0.04)%	2,746	0.27%	2,377	0.23%
Interest rates	8,902	0.88%	(2,512)	(0.25)%	6,390	0.63%
Meats	352	0.03%	(181)	(0.01)%	171	0.02%
Metals	1,172	0.11%	80	0.01%	1,252	0.12%
Soft commodities	(47)	—%	1,716	0.17%	1,669	0.17%
Stock indices and single stock futures	(2,359)	(0.23)%	141	0.01%	(2,218)	(0.22)%
Total U.S. Futures Positions	7,389		4,099		11,488

Foreign Futures Positions:
Agriculturals	64	0.01%	7	—%	71	0.01%
Currencies	73	0.01%	40	—%	113	0.01%
Interest rates	9,967	0.99%	(269)	(0.03)%	9,698	0.96%
Metals	(1,597)	(0.16)%	3,787	0.38%	2,190	0.22%
Soft commodities	—	—%	(64)	(0.01)%	(64)	(0.01)%
Stock indices	(2,135)	(0.21)%	1,015	0.10%	(1,120)	(0.11)%
Total Foreign Futures Positions	6,372		4,516		10,888
Total Futures Contracts	$13,761	1.36%	$8,615	0.85%	$22,376	2.21%

Forward Contracts *
Currencies	$251	0.03%	$(788)	(0.08)%	$(537)	(0.05)%

Swap Contracts *
Deutsche Bank total return swap, Termination date March 29, 2019	$(7,718)	(0.76)%	$—	—%	$(7,718)	(0.76)%
Deutsche Bank total return swap, Termination date July 1, 2020	32,758	3.24%	—	—%	32,758	3.24%
Total Swap Contracts	$25,040	2.48%	$—	—%	$25,040	2.48%

Total Futures, Forward and
Swap Contracts	$39,052	3.87%	$7,827	0.77%	$46,879	4.64%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 1 Class Units at December 31, 2018

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$297,923	2/22/2019-8/1/2019	Federal Farm Credit Banks, 1.2-1.3%	$298,804	29.60%
207,251	4/29/2019-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	207,956	20.60%
32,383	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	32,549	3.22%
	Total U.S. Government-sponsored enterprises (cost $537,528)		$539,309	53.42%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$194,298	3/28/2019-12/5/2019	U.S. Treasury bills, 1.1%-2.7% (cost $190,404)	$191,093	18.93%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
971	Highland / iBoxx Senior Loan ETF	$16,690	1.65%
259	PIMCO Enhanced Short Maturity Active ETF	26,152	2.59%
518	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	13,487	1.34%
	Total Exchange-traded funds (cost $58,523)	$56,329	5.58%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 1 Class Units at December 31, 2018	$786,731	77.93%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 2 Class Units

Assets by Class of Units	December 31, 2018
Equity in brokers' trading accounts:
Cash	$53,663
Net unrealized gain (loss) on open futures contracts	7,211
Net unrealized gain (loss) on open forward currency contracts	(173)
Net unrealized gain (loss) on open swap contracts	8,067
Total equity in brokers' trading accounts	68,768

Cash and cash equivalents	10,515
Securities owned, at fair value (cost $253,379)	253,468
Interest and dividend receivable, net	58
Total assets	$332,809

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Legacy 2 Class Units at December 31, 2018

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(21)	(0.01)%	$483	0.15%	$462	0.14%
Currencies	(63)	(0.02)%	197	0.06%	134	0.04%
Energy	(119)	(0.04)%	885	0.27%	766	0.23%
Interest rates	2,868	0.88%	(809)	(0.25)%	2,059	0.63%
Meats	114	0.04%	(58)	(0.01)%	56	0.02%
Metals	378	0.11%	26	0.01%	404	0.12%
Soft commodities	(15)	—%	553	0.17%	538	0.17%
Stock indices and single stock futures	(760)	(0.23)%	45	0.01%	(715)	(0.22)%
Total U.S. Futures Positions	2,382		1,322		3,704

Foreign Futures Positions:
Agriculturals	21	0.01%	2	—%	23	0.01%
Currencies	23	0.01%	13	—%	36	0.01%
Interest rates	3,211	0.99%	(87)	(0.03)%	3,124	0.96%
Metals	(514)	(0.16)%	1,220	0.38%	706	0.22%
Soft commodities	—	—%	(21)	(0.01)%	(21)	(0.01)%
Stock indices	(688)	(0.21)%	327	0.10%	(361)	(0.11)%
Total Foreign Futures Positions	2,053		1,454		3,507
Total Futures Contracts	$4,435	1.36%	$2,776	0.85%	$7,211	2.21%

Forward Contracts *
Currencies	$81	0.03%	$(254)	(0.08)%	$(173)	(0.05)%

Swap Contracts *
Deutsche Bank total return swap, Termination date March 29, 2019	$(2,487)	(0.76)%	$—	—%	$(2,487)	(0.76)%
Deutsche Bank total return swap, Termination date July 1, 2020	10,554	3.24%	—	—%	10,554	3.24%
Total Swap Contracts	$8,067	2.48%	$—	—%	$8,067	2.48%

Total Futures, Forward and
Swap Contracts	$12,583	3.87%	$2,522	0.77%	$15,105	4.64%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 2 Class Units at December 31, 2018

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$95,984	2/22/2019-8/1/2019	Federal Farm Credit Banks, 1.2-1.3%	$96,268	29.60%
66,772	4/29/2019-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	66,999	20.60%
10,433	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	10,487	3.22%
	Total U.S. Government-sponsored enterprises (cost $173,180)		$173,754	53.42%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$62,599	3/28/2019-12/5/2019	U.S. Treasury bills, 1.1%-2.7% (cost $61,344)	$61,566	18.93%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
313	Highland / iBoxx Senior Loan ETF	$5,377	1.65%
83	PIMCO Enhanced Short Maturity Active ETF	8,426	2.59%
167	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	4,345	1.34%
	Total Exchange-traded funds (cost $18,855)	$18,148	5.58%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 2 Class Units at December 31, 2018	$253,468	77.93%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 1 Class Units

Assets by Class of Units	December 31, 2018
Equity in brokers' trading accounts:
Cash	$3,178,446
Net unrealized gain (loss) on open futures contracts	427,013
Net unrealized gain (loss) on open forward currency contracts	(10,240)
Net unrealized gain (loss) on open swap contracts	477,827
Total equity in brokers' trading accounts	4,073,046

Cash and cash equivalents	622,821
Securities owned, at fair value (cost $15,007,595)	15,012,860
Interest and dividend receivable, net	3,441
Total assets	$19,712,168

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 1 Class Units at December 31, 2018

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(1,266)	(0.01)%	$28,585	0.15%	$27,319	0.14%
Currencies	(3,743)	(0.02)%	11,651	0.06%	7,908	0.04%
Energy	(7,036)	(0.04)%	52,405	0.27%	45,369	0.23%
Interest rates	169,869	0.88%	(47,930)	(0.25)%	121,939	0.63%
Meats	6,723	0.03%	(3,453)	(0.01)%	3,270	0.02%
Metals	22,372	0.11%	1,519	0.01%	23,891	0.12%
Soft commodities	(899)	—%	32,750	0.17%	31,851	0.17%
Stock indices and single stock futures	(45,011)	(0.23)%	2,686	0.01%	(42,325)	(0.22)%
Total U.S. Futures Positions	141,009		78,213		219,222

Foreign Futures Positions:
Agriculturals	1,225	0.01%	138	0.00%	1,363	0.01%
Currencies	1,389	0.01%	768	0.00%	2,157	0.01%
Interest rates	190,198	0.99%	(5,136)	(0.03)%	185,062	0.96%
Metals	(30,467)	(0.16)%	72,273	0.38%	41,806	0.22%
Soft commodities	—	—%	(1,226)	(0.01)%	(1,226)	(0.01)%
Stock indices	(40,738)	(0.21)%	19,367	0.10%	(21,371)	(0.11)%
Total Foreign Futures Positions	121,607		86,184		207,791
Total Futures Contracts	$262,616	1.36%	$164,397	0.85%	$427,013	2.21%

Forward Contracts *
Currencies	$4,796	0.03%	$(15,036)	(0.08)%	$(10,240)	(0.05)%

Swap Contracts *
Deutsche Bank total return swap, Termination date March 29, 2019	$(147,287)	(0.76)%	$—	—%	$(147,287)	(0.76)%
Deutsche Bank total return swap, Termination date July 1, 2020	625,114	3.24%	—	—%	625,114	3.24%
Total Swap Contracts	$477,827	2.48%	$—	—%	$477,827	2.48%

Total Futures, Forward and
Swap Contracts	$745,239	3.87%	$149,361	0.77%	$894,600	4.64%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 1 Class Units at December 31, 2018

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$5,685,148	2/22/2019-8/1/2019	Federal Farm Credit Banks, 1.2-1.3%	$5,701,948	29.60%
3,954,886	4/29/2019-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	3,968,330	20.60%
617,951	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	621,121	3.22%
	Total U.S. Government-sponsored enterprises (cost $10,257,429)		$10,291,399	53.42%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$3,707,705	3/28/2019-12/5/2019	U.S. Treasury bills, 1.1%-2.7% (cost $3,633,392)	$3,646,548	18.93%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
18,539	Highland / iBoxx Senior Loan ETF	$318,492	1.65%
4,944	PIMCO Enhanced Short Maturity Active ETF	499,057	2.59%
9,887	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	257,364	1.34%
	Total Exchange-traded funds (cost $1,116,774)	$1,074,913	5.58%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 1 Class Units at December 31, 2018	$15,012,860	77.93%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 2 Class Units

Assets by Class of Units	December 31, 2018
Equity in brokers' trading accounts:
Cash	$121,251
Net unrealized gain (loss) on open futures contracts	16,288
Net unrealized gain (loss) on open forward currency contracts	(391)
Net unrealized gain (loss) on open swap contracts	18,228
Total equity in brokers' trading accounts	155,376

Cash and cash equivalents	23,759
Securities owned, at fair value (cost $572,506)	572,708
Interest and dividend receivable, net	131
Total assets	$751,974

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 2 Class Units at December 31, 2018

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(48)	(0.01)%	$1,090	0.15%	$1,042	0.14%
Currencies	(143)	(0.02)%	444	0.06%	301	0.04%
Energy	(268)	(0.04)%	1,999	0.27%	1,731	0.23%
Interest rates	6,480	0.88%	(1,828)	(0.25)%	4,652	0.63%
Meats	256	0.03%	(132)	(0.01)%	124	0.02%
Metals	853	0.11%	58	0.01%	911	0.12%
Soft commodities	(34)	—%	1,249	0.17%	1,215	0.17%
Stock indices and single stock futures	(1,717)	(0.23)%	102	0.01%	(1,615)	(0.22)%
Total U.S. Futures Positions	5,379		2,982		8,361

Foreign Futures Positions:
Agriculturals	47	0.01%	5	—%	52	0.01%
Currencies	53	0.01%	29	—%	82	0.01%
Interest rates	7,256	0.99%	(196)	(0.03)%	7,060	0.96%
Metals	(1,162)	(0.16)%	2,757	0.38%	1,595	0.22%
Soft commodities	—	—%	(47)	(0.01)%	(47)	(0.01)%
Stock indices	(1,554)	(0.21)%	739	0.10%	(815)	(0.11)%
Total Foreign Futures Positions	4,640		3,287		7,927
Total Futures Contracts	$10,019	1.36%	$6,269	0.85%	$16,288	2.21%

Forward Contracts *
Currencies	$183	0.03%	$(574)	(0.08)%	$(391)	(0.05)%

Swap Contracts *
Deutsche Bank total return swap, Termination date March 29, 2019	$(5,619)	(0.76)%	$—	—%	$(5,619)	(0.76)%
Deutsche Bank total return swap, Termination date July 1, 2020	23,847	3.25%	—	—%	23,847	3.25%
Total Swap Contracts	$18,228	2.48%	$—	—%	$18,228	2.48%

Total Futures, Forward and
Swap Contracts	$28,430	3.87%	$5,695	0.77%	$34,125	4.64%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 2 Class Units at December 31, 2018

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$216,876	2/22/2019-8/1/2019	Federal Farm Credit Banks, 1.2-1.3%	$217,517	29.60%
150,870	4/29/2019-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	151,383	20.60%
23,573	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	23,694	3.22%
	Total U.S. Government-sponsored enterprises (cost $391,298)		$392,594	53.42%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$141,441	3/28/2019-12/5/2019	U.S. Treasury bills, 1.1%-2.7% (cost $138,606)	$139,108	18.93%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
707	Highland / iBoxx Senior Loan ETF	$12,150	1.65%
189	PIMCO Enhanced Short Maturity Active ETF	19,038	2.59%
377	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	9,818	1.34%
	Total Exchange-traded funds (cost $42,602)	$41,006	5.58%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 2 Class Units at December 31, 2018	$572,708	77.93%

** No individual position constituted greater than 1 percent of partners' capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 3 Class Units

Assets by Class of Units	December 31, 2018
Equity in brokers' trading accounts:
Cash	$102,678
Net unrealized gain (loss) on open futures contracts	13,795
Net unrealized gain (loss) on open forward currency contracts	(331)
Net unrealized gain (loss) on open swap contracts	15,436
Total equity in brokers' trading accounts	131,578

Cash and cash equivalents	20,120
Securities owned, at fair value (cost $484,814)	484,984
Interest and dividend receivable, net	111
Total assets	$636,793

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 3 Class Units at December 31, 2018

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(41)	(0.01)%	$923	0.15%	$882	0.14%
Currencies	(121)	(0.02)%	376	0.06%	255	0.04%
Energy	(227)	(0.04)%	1,693	0.27%	1,466	0.23%
Interest rates	5,488	0.88%	(1,548)	(0.25)%	3,940	0.63%
Meats	217	0.03%	(112)	(0.01)%	105	0.02%
Metals	723	0.11%	49	0.01%	772	0.12%
Soft commodities	(29)	—%	1,058	0.17%	1,029	0.17%
Stock indices and single stock futures	(1,454)	(0.23)%	87	0.01%	(1,367)	(0.22)%
Total U.S. Futures Positions	4,556		2,526		7,082

Foreign Futures Positions:
Agriculturals	40	0.01%	4	—%	44	0.01%
Currencies	45	0.01%	25	—%	70	0.01%
Interest rates	6,144	0.99%	(166)	(0.03)%	5,978	0.96%
Metals	(984)	(0.16)%	2,335	0.38%	1,351	0.22%
Soft commodities	—	—%	(40)	(0.01)%	(40)	(0.01)%
Stock indices	(1,316)	(0.21)%	626	0.10%	(690)	(0.11)%
Total Foreign Futures Positions	3,929		2,784		6,713
Total Futures Contracts	$8,485	1.36%	$5,310	0.85%	$13,795	2.21%

Forward Contracts *
Currencies	$155	0.03%	$(486)	(0.08)%	$(331)	(0.05)%

Swap Contracts *
Deutsche Bank total return swap, Termination date March 29, 2019	$(4,758)	(0.76)%	$—	—%	$(4,758)	(0.76)%
Deutsche Bank total return swap, Termination date July 1, 2020	20,194	3.24%	—	—%	20,194	3.24%
Total Swap Contracts	$15,436	2.48%	$—	—%	$15,436	2.48%

Total Futures, Forward and
Swap Contracts	$24,076	3.87%	$4,824	0.77%	$28,900	4.64%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 3 Class Units at December 31, 2018

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$183,656	2/22/2019-8/1/2019	Federal Farm Credit Banks, 1.2-1.3%	$184,199	29.60%
127,761	4/29/2019-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	128,195	20.60%
19,963	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	20,065	3.22%
	Total U.S. Government-sponsored enterprises (cost $331,362)		$332,459	53.42%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$119,776	3/28/2019-12/5/2019	U.S. Treasury bills, 1.1%-2.7% (cost $117,375)	$117,800	18.93%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
599	Highland / iBoxx Senior Loan ETF	$10,289	1.65%
160	PIMCO Enhanced Short Maturity Active ETF	16,122	2.59%
319	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	8,314	1.34%
	Total Exchange-traded funds (cost $36,077) **	$34,725	5.58%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 3 Class Units at December 31, 2018	$484,984	77.93%

** No individual position constituted greater than 1 percent of partners' capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class A Units

Assets by Class of Units	December 31, 2017
Equity in brokers' trading accounts:
Cash	$1,941,354
Net unrealized gain (loss) on open futures contracts	174,419
Net unrealized gain (loss) on open forward currency contracts	1,691
Net unrealized gain (loss) on open swap contracts	77,778
Total equity in brokers' trading accounts	2,195,242

Cash and cash equivalents	551,283
Securities owned, at fair value (cost $4,916,553)	4,922,866
Interest and dividend receivable, net	759
Total assets	$7,670,150

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Class A Units at December 31, 2017

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(786)	(0.01)%	$9,828	0.13%	$9,042	0.12%
Currencies	25,848	0.35%	(4,331)	(0.06)%	21,517	0.29%
Energy	75,482	1.01%	(6,479)	(0.09)%	69,003	0.92%
Interest rates	1,284	0.02%	18,115	0.24%	19,399	0.26%
Meats	1,984	0.03%	64	—%	2,048	0.03%
Metals	32,813	0.44%	(7,369)	(0.10)%	25,444	0.34%
Soft commodities	14,330	0.19%	(1,534)	(0.02)%	12,796	0.17%
Stock indices and single stock futures	23,425	0.31%	(2,752)	(0.03)%	20,673	0.28%
Total U.S. Futures Positions	174,380		5,542		179,922

Foreign Futures Positions:
Agriculturals	—	—%	863	0.01%	863	0.01%
Currencies	1,302	0.02%	3,138	0.04%	4,440	0.06%
Energy	(32)	—%	—	—%	(32)	—%
Interest rates	(38,289)	(0.51)%	(3,520)	(0.05)%	(41,809)	(0.56)%
Metals	60,838	0.81%	(44,325)	(0.59)%	16,513	0.22%
Soft commodities	—	—%	1,007	0.01%	1,007	0.01%
Stock indices	10,152	0.14%	3,363	0.04%	13,515	0.18%
Total Foreign Futures Positions	33,971		(39,474)		(5,503)
Total Futures Contracts	$208,351	2.78%	$(33,932)	(0.45)%	$174,419	2.33%

Forward Contracts *
Currencies	$11,846	0.16%	$(10,155)	(0.14)%	$1,691	0.02%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$3,734	0.05%	$—	—%	$3,734	0.05%
Deutsche Bank total return swap, Termination date July 1, 2020	74,044	0.99%	—	—%	74,044	0.99%
Total Swap Contracts	$77,778	1.04%	$—	—%	$77,778	1.04%

Total Futures, Forward and
Swap Contracts	$297,975	3.98%	$(44,087)	(0.59)%	$253,888	3.39%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class A Units at December 31, 2017

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,506,183	10/15/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$2,512,984	33.58%
1,253,092	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	1,257,530	16.80%
164,880	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	165,726	2.21%
	Total U.S. Government-sponsored enterprises (cost $3,924,007)		$3,936,240	52.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$131,904	2/16/2018	American Honda Finance Co, 1.5%	$132,707	1.77%
131,904	2/1/2018	Wells Fargo & Company, 1.7%	135,503	1.81%
	Total U.S. Corporate bonds (cost $266,480)		$268,210	3.58%

U.S. Mutual fund

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
45,489	Grant Park Absolute Return Fund - Class I (cost $513,107)	$506,749	6.77%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
7,255	Exchange-traded funds (cost $212,959) **	$211,667	2.83%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class A Units at December 31, 2017	$4,922,866	65.77%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class B Units

Assets by Class of Units	December 31, 2017
Equity in brokers' trading accounts:
Cash	$18,790,515
Net unrealized gain (loss) on open futures contracts	1,688,236
Net unrealized gain (loss) on open forward currency contracts	16,359
Net unrealized gain (loss) on open swap contracts	752,822
Total equity in brokers' trading accounts	21,247,932

Cash and cash equivalents	5,335,910
Securities owned, at fair value (cost $47,587,712)	47,648,814
Interest and dividend receivable, net	7,349
Total assets	$74,240,005

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Class B Units at December 31, 2017

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(7,604)	(0.01)%	$95,129	0.13%	$87,525	0.12%
Currencies	250,183	0.35%	(41,916)	(0.06)%	208,267	0.29%
Energy	730,595	1.01%	(62,715)	(0.09)%	667,880	0.92%
Interest rates	12,433	0.02%	175,336	0.24%	187,769	0.26%
Meats	19,204	0.03%	615	—%	19,819	0.03%
Metals	317,603	0.44%	(71,327)	(0.10)%	246,276	0.34%
Soft commodities	138,706	0.19%	(14,852)	(0.02)%	123,854	0.17%
Stock indices and single stock futures	226,730	0.31%	(26,634)	(0.03)%	200,096	0.28%
Total U.S. Futures Positions	1,687,850		53,636		1,741,486

Foreign Futures Positions:
Agriculturals	—	—%	8,350	0.01%	8,350	0.01%
Currencies	12,602	0.02%	30,377	0.04%	42,979	0.06%
Energy	(309)	—%	—	—%	(309)	—%
Interest rates	(370,600)	(0.51)%	(34,066)	(0.05)%	(404,666)	(0.56)%
Metals	588,858	0.81%	(429,025)	(0.59)%	159,833	0.22%
Soft commodities	—	—%	9,750	0.01%	9,750	0.01%
Stock indices	98,259	0.14%	32,554	0.04%	130,813	0.18%
Total Foreign Futures Positions	328,810		(382,060)		(53,250)
Total Futures Contracts	$2,016,660	2.78%	$(328,424)	(0.45)%	$1,688,236	2.33%

Forward Contracts *
Currencies	$114,654	0.16%	$(98,295)	(0.14)%	$16,359	0.02%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$36,140	0.05%	$—	—%	$36,140	0.05%
Deutsche Bank total return swap, Termination date July 1, 2020	716,682	0.99%	—	—%	716,682	0.99%
Total Swap Contracts	$752,822	1.04%	$—	—%	$752,822	1.04%

Total Futures, Forward and
Swap Contracts	$2,884,136	3.98%	$(426,719)	(0.59)%	$2,457,417	3.39%

* No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class B Units at December 31, 2017

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$24,257,548	10/15/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$24,323,372	33.58%
12,128,774	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	12,171,736	16.80%
1,595,891	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	1,604,078	2.21%
	Total U.S. Government-sponsored enterprises (cost $37,980,777)		$38,099,186	52.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,276,713	2/16/2018	American Honda Finance Co, 1.5%	$1,284,479	1.77%
1,276,713	2/1/2018	Wells Fargo & Company, 1.7%	1,311,540	1.81%
	Total U.S. Corporate bonds (cost $2,579,280)		$2,596,019	3.58%

U.S. Mutual fund

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
440,294	Grant Park Absolute Return Fund - Class I (cost $4,966,404)	$4,904,868	6.77%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
70,219	Exchange-traded funds (cost $2,061,251) **	$2,048,741	2.83%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class B Units at December 31, 2017	$47,648,814	65.77%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 1 Class Units

Assets by Class of Units	December 31, 2017
Equity in brokers' trading accounts:
Cash	$295,154
Net unrealized gain (loss) on open futures contracts	26,521
Net unrealized gain (loss) on open forward currency contracts	257
Net unrealized gain (loss) on open swap contracts	11,825
Total equity in brokers' trading accounts	333,757

Cash and cash equivalents	83,814
Securities owned, at fair value (cost $747,488)	748,449
Interest and dividend receivable, net	115
Total assets	$1,166,135

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Legacy 1 Class Units at December 31, 2017

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(119)	(0.01)%	$1,494	0.13%	$1,375	0.12%
Currencies	3,930	0.35%	(658)	(0.06)%	3,272	0.29%
Energy	11,476	1.01%	(985)	(0.09)%	10,491	0.92%
Interest rates	195	0.02%	2,754	0.24%	2,949	0.26%
Meats	302	0.03%	11	—%	313	0.03%
Metals	4,989	0.44%	(1,120)	(0.10)%	3,869	0.34%
Soft commodities	2,179	0.19%	(233)	(0.02)%	1,946	0.17%
Stock indices and single stock futures	3,561	0.31%	(418)	(0.03)%	3,143	0.28%
Total U.S. Futures Positions	26,513		845		27,358

Foreign Futures Positions:
Agriculturals	—	—%	131	0.01%	131	0.01%
Currencies	198	0.02%	477	0.04%	675	0.06%
Energy	(5)	—%	—	—%	(5)	—%
Interest rates	(5,821)	(0.51)%	(535)	(0.05)%	(6,356)	(0.56)%
Metals	9,250	0.81%	(6,739)	(0.59)%	2,511	0.22%
Soft commodities	—	—%	153	0.01%	153	0.01%
Stock indices	1,543	0.14%	511	0.04%	2,054	0.18%
Total Foreign Futures Positions	5,165		(6,002)		(837)
Total Futures Contracts	$31,678	2.78%	$(5,157)	(0.45)%	$26,521	2.33%

Forward Contracts *
Currencies	$1,801	0.16%	$(1,544)	(0.14)%	$257	0.02%

Swap Contracts *
Deutsche Bank total return swap, Termination date March 29, 2019	$568	0.05%	$—	—%	$568	0.05%
Deutsche Bank total return swap, Termination date July 1, 2020	11,257	0.99%	—	—%	11,257	0.99%
Total Swap Contracts	$11,825	1.04%	$—	—%	$11,825	1.04%

Total Futures, Forward and
Swap Contracts	$45,304	3.98%	$(6,701)	(0.59)%	$38,603	3.39%

* No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 1 Class Units at December 31, 2017

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$381,028	10/15/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$382,062	33.58%
190,514	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	191,189	16.80%
25,068	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	25,196	2.21%
	Total U.S. Government-sponsored enterprises (cost $596,587)		$598,447	52.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$20,054	2/16/2018	American Honda Finance Co, 1.5%	$20,176	1.77%
20,054	2/1/2018	Wells Fargo & Company, 1.7%	20,601	1.81%
	Total U.S. Corporate bonds (cost $40,514)		$40,777	3.58%

U.S. Mutual fund

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
6,916	Grant Park Absolute Return Fund - Class I (cost $78,010)	$77,044	6.77%

U.S. Exchange-traded fund

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
1,103	Exchange-traded funds (cost $32,377) **	$32,181	2.83%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 1 Class Units at December 31, 2017	$748,449	65.77%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 2 Class Units

Assets by Class of Units	December 31, 2017
Equity in brokers' trading accounts:
Cash	$102,861
Net unrealized gain (loss) on open futures contracts	9,241
Net unrealized gain (loss) on open forward currency contracts	90
Net unrealized gain (loss) on open swap contracts	4,121
Total equity in brokers' trading accounts	116,313

Cash and cash equivalents	29,209
Securities owned, at fair value (cost $260,501)	260,835
Interest and dividend receivable, net	40
Total assets	$406,397

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Legacy 2 Class Units at December 31, 2017

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(42)	(0.01)%	$521	0.13%	$479	0.12%
Currencies	1,370	0.35%	(229)	(0.06)%	1,141	0.29%
Energy	3,999	1.01%	(343)	(0.09)%	3,656	0.92%
Interest rates	68	0.02%	960	0.24%	1,028	0.26%
Meats	105	0.03%	3	—%	108	0.03%
Metals	1,739	0.44%	(390)	(0.10)%	1,349	0.34%
Soft commodities	759	0.19%	(81)	(0.02)%	678	0.17%
Stock indices and single stock futures	1,241	0.31%	(146)	(0.03)%	1,095	0.28%
Total U.S. Futures Positions	9,239		295		9,534

Foreign Futures Positions:
Agriculturals	—	—%	46	0.01%	46	0.01%
Currencies	69	0.02%	166	0.04%	235	0.06%
Energy	(2)	—%	—	—%	(2)	—%
Interest rates	(2,029)	(0.51)%	(186)	(0.05)%	(2,215)	(0.56)%
Metals	3,223	0.81%	(2,349)	(0.59)%	874	0.22%
Soft commodities	—	—%	53	0.01%	53	0.01%
Stock indices	538	0.14%	178	0.04%	716	0.18%
Total Foreign Futures Positions	1,799		(2,092)		(293)
Total Futures Contracts	$11,038	2.78%	$(1,797)	(0.45)%	$9,241	2.33%

Forward Contracts *
Currencies	$628	0.16%	$(538)	(0.14)%	$90	0.02%

Swap Contracts *
Deutsche Bank total return swap, Termination date March 29, 2019	$198	0.05%	$—	—%	$198	0.05%
Deutsche Bank total return swap, Termination date July 1, 2020	3,923	0.99%	—	—%	3,923	0.99%
Total Swap Contracts	$4,121	1.04%	$—	—%	$4,121	1.04%

Total Futures, Forward and
Swap Contracts	$15,787	3.98%	$(2,335)	(0.59)%	$13,452	3.39%

* No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 2 Class Units at December 31, 2017

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$132,788	10/15/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$133,149	33.58%
66,394	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	66,629	16.80%
8,736	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	8,781	2.21%
	Total U.S. Government-sponsored enterprises (cost $207,911)		$208,559	52.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$6,989	2/16/2018	American Honda Finance Co, 1.5%	$7,031	1.77%
6,989	2/1/2018	Wells Fargo & Company, 1.7%	7,180	1.81%
	Total U.S. Corporate bonds (cost $14,119)		$14,211	3.58%

U.S. Mutual fund

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
2,410	Grant Park Absolute Return Fund - Class I (cost $27,187)	$26,850	6.77%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
384	Exchange-traded funds (cost $11,284) **	$11,215	2.83%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 2 Class Units at December 31, 2017	$260,835	65.77%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 1 Class Units

Assets by Class of Units	December 31, 2017
Equity in brokers' trading accounts:
Cash	$6,635,605
Net unrealized gain (loss) on open futures contracts	596,177
Net unrealized gain (loss) on open forward currency contracts	5,777
Net unrealized gain (loss) on open swap contracts	265,848
Total equity in brokers' trading accounts	7,503,407

Cash and cash equivalents	1,884,301
Securities owned, at fair value (cost $16,804,927)	16,826,506
Interest and dividend receivable, net	2,595
Total assets	$26,216,809

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 1 Class Units at December 31, 2017

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(2,685)	(0.01)%	$33,593	0.13%	$30,908	0.12%
Currencies	88,349	0.35%	(14,802)	(0.06)%	73,547	0.29%
Energy	257,999	1.01%	(22,147)	(0.09)%	235,852	0.92%
Interest rates	4,390	0.02%	61,917	0.24%	66,307	0.26%
Meats	6,782	0.03%	217	—%	6,999	0.03%
Metals	112,157	0.44%	(25,188)	(0.10)%	86,969	0.34%
Soft commodities	48,982	0.19%	(5,245)	(0.02)%	43,737	0.17%
Stock indices and single stock futures	80,067	0.31%	(9,405)	(0.03)%	70,662	0.28%
Total U.S. Futures Positions	596,041		18,940		614,981

Foreign Futures Positions:
Agriculturals	—	—%	2,949	0.01%	2,949	0.01%
Currencies	4,450	0.02%	10,727	0.04%	15,177	0.06%
Energy	(109)	—%	—	—%	(109)	—%
Interest rates	(130,872)	(0.51)%	(12,030)	(0.05)%	(142,902)	(0.56)%
Metals	207,947	0.81%	(151,504)	(0.59)%	56,443	0.22%
Soft commodities	—	—%	3,443	0.01%	3,443	0.01%
Stock indices	34,699	0.14%	11,496	0.04%	46,195	0.18%
Total Foreign Futures Positions	116,115		(134,919)		(18,804)
Total Futures Contracts	$712,156	2.78%	$(115,979)	(0.45)%	$596,177	2.33%

Forward Contracts *
Currencies	$40,488	0.16%	$(34,711)	(0.14)%	$5,777	0.02%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$12,762	0.05%	$—	—%	$12,762	0.05%
Deutsche Bank total return swap, Termination date July 1, 2020	253,086	0.99%	—	—%	253,086	0.99%
Total Swap Contracts	$265,848	1.04%	$—	—%	$265,848	1.04%

Total Futures, Forward and
Swap Contracts	$1,018,492	3.98%	$(150,690)	(0.59)%	$867,802	3.39%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 1 Class Units at December 31, 2017

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$8,566,210	10/15/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$8,589,455	33.58%
4,283,105	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	4,298,276	16.80%
563,566	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	566,458	2.21%
	Total U.S. Government-sponsored enterprises (cost $13,412,374)		$13,454,189	52.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$450,853	2/16/2018	American Honda Finance Co, 1.5%	$453,596	1.77%
450,853	2/1/2018	Wells Fargo & Company, 1.7%	463,152	1.81%
	Total U.S. Corporate bonds (cost $910,836)		$916,748	3.58%

U.S. Mutual fund

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
155,483	Grant Park Absolute Return Fund - Class I (cost $1,753,815)	$1,732,085	6.77%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
24,797	Exchange-traded funds (cost $727,902) **	$723,484	2.83%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 1 Class Units at December 31, 2017	$16,826,506	65.77%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 2 Class Units

Assets by Class of Units	December 31, 2017
Equity in brokers' trading accounts:
Cash	$276,183
Net unrealized gain (loss) on open futures contracts	24,811
Net unrealized gain (loss) on open forward currency contracts	240
Net unrealized gain (loss) on open swap contracts	11,065
Total equity in brokers' trading accounts	312,299

Cash and cash equivalents	78,427
Securities owned, at fair value (cost $699,443)	700,341
Interest and dividend receivable, net	108
Total assets	$1,091,175

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 2 Class Units at December 31, 2017

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(112)	(0.01)%	$1,398	0.13%	$1,286	0.12%
Currencies	3,677	0.35%	(616)	(0.06)%	3,061	0.29%
Energy	10,738	1.01%	(922)	(0.09)%	9,816	0.92%
Interest rates	183	0.02%	2,577	0.24%	2,760	0.26%
Meats	282	0.03%	9	—%	291	0.03%
Metals	4,668	0.44%	(1,048)	(0.10)%	3,620	0.34%
Soft commodities	2,039	0.19%	(218)	(0.02)%	1,821	0.17%
Stock indices and single stock futures	3,332	0.31%	(391)	(0.03)%	2,941	0.28%
Total U.S. Futures Positions	24,807		789		25,596

Foreign Futures Positions:
Agriculturals	—	—%	123	0.01%	123	0.01%
Currencies	185	0.02%	446	0.04%	631	0.06%
Energy	(5)	—%	—	—%	(5)	—%
Interest rates	(5,447)	(0.51)%	(501)	(0.05)%	(5,948)	(0.56)%
Metals	8,655	0.81%	(6,306)	(0.59)%	2,349	0.22%
Soft commodities	—	—%	143	0.01%	143	0.01%
Stock indices	1,444	0.14%	478	0.04%	1,922	0.18%
Total Foreign Futures Positions	4,832		(5,617)		(785)
Total Futures Contracts	$29,639	2.78%	$(4,828)	(0.45)%	$24,811	2.33%

Forward Contracts *
Currencies	$1,685	0.16%	$(1,445)	(0.14)%	$240	0.02%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$531	0.05%	$—	—%	$531	0.05%
Deutsche Bank total return swap, Termination date July 1, 2020	10,534	0.99%	—	—%	10,534	0.99%
Total Swap Contracts	$11,065	1.04%	$—	—%	$11,065	1.04%

Total Futures, Forward and
Swap Contracts	$42,389	3.98%	$(6,273)	(0.59)%	$36,116	3.39%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 2 Class Units at December 31, 2017

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$356,537	10/15/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$357,504	33.58%
178,268	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	178,900	16.80%
23,456	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	23,577	2.21%
	Total U.S. Government-sponsored enterprises (cost $558,241)		$559,981	52.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$18,765	2/16/2018	American Honda Finance Co, 1.5%	$18,879	1.77%
18,765	2/1/2018	Wells Fargo & Company, 1.7%	19,277	1.81%
	Total U.S. Corporate bonds (cost $37,910)		$38,156	3.58%

U.S. Mutual fund

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
6,471	Grant Park Absolute Return Fund - Class I (cost $72,996)	$72,092	6.77%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
1,032	Exchange-traded funds (cost $30,296) **	$30,112	2.83%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 2 Class Units at December 31, 2017	$700,341	65.77%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 3 Class Units

Assets by Class of Units	December 31, 2017
Equity in brokers' trading accounts:
Cash	$1,394,097
Net unrealized gain (loss) on open futures contracts	125,254
Net unrealized gain (loss) on open forward currency contracts	1,213
Net unrealized gain (loss) on open swap contracts	55,853
Total equity in brokers' trading accounts	1,576,417

Cash and cash equivalents	395,881
Securities owned, at fair value (cost $3,530,608)	3,535,140
Interest and dividend receivable, net	546
Total assets	$5,507,984

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 3 Class Units at December 31, 2017

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(564)	(0.01)%	$7,058	0.13%	$6,494	0.12%
Currencies	18,560	0.35%	(3,110)	(0.06)%	15,450	0.29%
Energy	54,204	1.01%	(4,653)	(0.09)%	49,551	0.92%
Interest rates	923	0.02%	13,009	0.24%	13,932	0.26%
Meats	1,424	0.03%	44	—%	1,468	0.03%
Metals	23,564	0.44%	(5,293)	(0.10)%	18,271	0.34%
Soft commodities	10,291	0.19%	(1,103)	(0.02)%	9,188	0.17%
Stock indices and single stock futures	16,822	0.31%	(1,976)	(0.03)%	14,846	0.28%
Total U.S. Futures Positions	125,224		3,976		129,200

Foreign Futures Positions:
Agriculturals	—	—%	618	0.01%	618	0.01%
Currencies	936	0.02%	2,255	0.04%	3,191	0.06
Energy	(22)	—%	—	—%	(22)	—%
Interest rates	(27,496)	(0.51)%	(2,527)	(0.05)%	(30,023)	(0.56)%
Metals	43,689	0.81%	(31,830)	(0.59)%	11,859	0.22%
Soft commodities	—	—%	725	0.01%	725	0.01%
Stock indices	7,290	0.14%	2,416	0.04%	9,706	0.18%
Total Foreign Futures Positions	24,397		(28,343)		(3,946)
Total Futures Contracts	$149,621	2.78%	$(24,367)	(0.45)%	$125,254	2.33%

Forward Contracts *
Currencies	$8,506	0.16%	$(7,293)	(0.14)%	$1,213	0.02%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$2,681	0.05%	$—	—%	$2,681	0.05%
Deutsche Bank total return swap, Termination date July 1, 2020	53,172	0.99%	—	—%	53,172	0.99%
Total Swap Contracts	$55,853	1.04%	$—	—%	$55,853	1.04%

Total Futures, Forward and
Swap Contracts	$213,980	3.98%	$(31,660)	(0.59)%	$182,320	3.39%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 3 Class Units at December 31, 2017

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,799,706	10/15/2018-8/1/2019	Federal Farm Credit Banks, 1.1-1.3%	$1,804,589	33.58%
899,853	8/24/2018-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	903,041	16.80%
118,403	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	119,009	2.21%
	Total U.S. Government-sponsored enterprises (cost $2,817,853)		$2,826,639	52.59%

U.S. Corporate bonds

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$94,722	2/16/2018	American Honda Finance Co, 1.5%	$95,298	1.77%
94,722	2/1/2018	Wells Fargo & Company, 1.7%	97,304	1.81%
	Total U.S. Corporate bonds (cost $191,362)		$192,602	3.58%

U.S. Mutual fund

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
32,667	Grant Park Absolute Return Fund - Class I (cost $368,465)	$363,899	6.77%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
5,210	Exchange-traded funds (cost $152,928) **	$152,000	2.83%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 3 Class Units at December 31, 2017	$3,535,140	65.77%

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

	2018	2017	2016

Total return – Class A Units	(9.92)%	(3.12)%	(0.78)%
Total return – Class B Units	(10.50)%	(3.75)%	(1.48)%
Total return – Legacy 1 Class Units	(7.80)%	(0.86)%	1.41%
Total return – Legacy 2 Class Units	(8.03)%	(1.10)%	1.14%
Total return – Global 1 Class Units	(6.95)%	(0.40)%	2.58%
Total return – Global 2 Class Units	(7.19)%	(0.62)%	2.51%
Total return – Global 3 Class Units	(8.82)%	(2.34)%	0.80%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	5.13%	5.16%	5.45%
Incentive fees (2)	0.01%	0.28%	0.40%
Total expenses	5.14%	5.44%	5.85%
Net investment loss (1) (3)	(4.10)%	(4.01)%	(4.77)%

(1)	Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Limited Partners for the years ended December 31, 2018, 2017, and 2016.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The following per unit performance calculations reflect activity related to the Partnership.

	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):

Net asset value per unit at December 31, 2015	$1,092.80	$904.13	$837.54	$822.19	$817.71	$803.03	$713.66
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	50.75	42.35	39.72	38.51	43.89	43.89	39.23
Expenses net of interest and dividend income*	(59.30)	(55.74)	(27.91)	(29.15)	(22.78)	(23.73)	(33.53)
Total income (loss) from operations	(8.55)	(13.39)	11.81	9.36	21.11	20.16	5.70
Net asset value per unit at December 31, 2016	1,084.25	890.74	849.35	831.55	838.82	823.19	719.36
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	14.25	11.87	11.12	10.93	11.08	11.60	10.11
Expenses net of interest and dividend income*	(48.10)	(45.24)	(18.41)	(20.12)	(14.48)	(16.67)	(26.97)
Total income (loss) from operations	(33.85)	(33.37)	(7.29)	(9.19)	(3.40)	(5.07)	(16.86)
Net asset value per unit at December 31, 2017	1,050.40	857.37	842.06	822.36	835.42	818.12	702.50
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	(59.20)	(48.57)	(48.77)	(47.38)	(45.27)	(44.42)	(37.92)
Expenses net of interest and dividend income*	(44.96)	(41.49)	(16.95)	(18.65)	(12.75)	(14.44)	(24.01)
Total income (loss) from operations	(104.16)	(90.06)	(65.72)	(66.03)	(58.02)	(58.86)	(61.93)
Net asset value per unit at December 31, 2018	$946.24	$767.31	$776.34	$756.33	$777.40	$759.26	$640.57

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

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The Partnership utilizes ADM Investor Services, Inc. and SG Americas Securities, LLC as its clearing brokers.

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs, interbank market makers and swap counterparties at December 31, 2018 and 2017 was $12,858,812 and $29,435,769, respectively, which was 16.50% and 25.94% of the net asset value, respectively, and is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

For the year ended December 31, 2018, the monthly average number of futures contracts bought and sold was 19,056,  and the monthly average number of forward contracts bought and sold was 448.  For the year ended December 31, 2017, the monthly average number of futures contracts bought and sold was 38,106 and the monthly average number of forward contracts bought and sold was 585.  For the year ended December 31, 2016, the monthly average futures contracts bought and sold was 50,266 and the monthly average forward contracts bought and sold was 518.  The following tables summarize the quantitative information required by FASB ASC 815:

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	12/31/2018	12/31/2018	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$137,471	$(21,434)	$116,037

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	319,952	(279,232)	40,720

Energy contracts	Net Unrealized gain (loss) on open futures contracts	213,143	(29,596)	183,547

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	1,472,305	(230,289)	1,242,016

Meats contracts	Net Unrealized gain (loss) on open futures contracts	34,138	(20,908)	13,230

Metals contracts	Net Unrealized gain (loss) on open futures contracts	489,925	(224,143)	265,782

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	149,703	(25,803)	123,900

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	135,976	(393,667)	(257,691)

		$2,952,613	$(1,225,072)	$1,727,541

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$142,015	$(183,443)	$(41,428)

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$2,528,979	$(595,870)	$1,933,109

*At December 31, 2018, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date March 29, 2019
Agricultural contracts	4%
Energy contracts	2%
Interest rate contracts	58%
Metals contracts	1%
Stock indices contracts	4%
Forward currency contracts	31%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	52%
Stock indices contracts	15%
Forward currency contracts	33%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	12/31/2017	12/31/2017	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$192,152	$(41,963)	$150,189

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	607,592	(214,009)	393,583

Energy contracts	Net Unrealized gain (loss) on open futures contracts	1,202,346	(156,581)	1,045,765

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	480,661	(820,436)	(339,775)

Meats contracts	Net Unrealized gain (loss) on open futures contracts	37,013	(5,967)	31,046

Metals contracts	Net Unrealized gain (loss) on open futures contracts	1,464,763	(828,583)	636,180

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	371,081	(161,787)	209,294

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	867,587	(349,210)	518,377

		$5,223,195	$(2,578,536)	$2,644,659

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$573,423	$(547,796)	$25,627

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$1,179,312	$—	$1,179,312

*At December 31, 2017, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date March 29, 2019
Agricultural contracts	3%
Energy contracts	3%
Interest rate contracts	54%
Metals contracts	4%
Stock indices contracts	16%
Forward currency contracts	20%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	44%
Stock indices contracts	14%
Forward currency contracts	42%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Years Ended December 31, 2018, 2017 and 2016

		Years Ended December 31,
Type of Contract		2018	2017	2016

Agriculturals contracts	Net gain (loss) from futures trading	$(1,206,749)	$(2,343,148)	$1,009,750
Currencies contracts	Net gain (loss) from futures trading	(194,875)	(3,320,635)	(2,202,100)
Energy contracts	Net gain (loss) from futures trading	1,051,284	(4,612,712)	(4,239,891)
Interest rates contracts	Net gain (loss) from futures trading	882,364	(8,492,797)	19,692,367
Meats contracts	Net gain (loss) from futures trading	(376,875)	266,929	(161,655)
Metals contracts	Net gain (loss) from futures trading	(707,249)	(1,954,292)	(2,242,748)
Soft commodities contracts	Net gain (loss) from futures trading	966,280	220,619	(785,394)
Stock indices	Net gain (loss) from futures trading	(4,490,579)	23,817,809	4,103,539
Forward Currency Contracts	Net gain (loss) from forward trading	79,646	(2,371,940)	325,950
Swap Contracts	Net gain (loss) from swap trading	753,797	1,914,010	(1,902,797)

		$(3,242,956)	$3,123,843	$13,597,021

Line Item in Consolidated Statement of Operations	For years ended December 31,
	2018	2017	2016

Net gain (loss) from futures trading
Realized	$(3,159,282)	$3,217,037	$13,721,540
Change in unrealized	(917,117)	364,735	1,452,328
Total realized and change in unrealized net gain (loss) from futures trading	$(4,076,399)	$3,581,772	$15,173,868

Net gain (loss) from forward trading
Realized	$146,701	$(2,396,861)	$84,586
Change in unrealized	(67,055)	24,922	241,364
Total realized and change in unrealized net gain (loss) from forward trading	$79,646	$(2,371,939)	$325,950

Net gain (loss) from swap trading
Change in unrealized	$753,797	$1,914,010	$(1,902,797)
Total realized and change in unrealized net gain (loss) from swap trading	$753,797	$1,914,010	$(1,902,797)

Total realized and change in unrealized net gain (loss) from futures, forward and swap trading	$(3,242,956)	$3,123,843	$13,597,021

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The tables below show the gross and net information related to derivatives eligible for offset in the Consolidated Statement of Financial Condition as of December 31, 2018 and 2017.

Offsetting of Derivative Assets

As of December 31, 2018

			Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$2,952,613	$(1,225,072)	$1,727,541
Forward contracts	142,015	(183,443)	(41,428)
Swap contracts	2,528,979	(595,870)	1,933,109
Total derivatives	$5,623,607	$(2,004,385)	$3,619,222

Offsetting of Derivative Liabilities

As of December 31, 2018

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$1,225,072	$(1,225,072)	$—
Forward contracts	183,443	(183,443)	—
Swap contracts	595,870	(595,870)	—
Total derivatives	$2,004,385	$(2,004,385)	$—

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of December 31, 2018

		Gross Amounts Not Offset in the Consolidated
		Statement of Financial Condition
	Net Amount of
	Unrealized Gain/(Loss)
	Presented in
	the Consolidated
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

ADM Investor Services, Inc.	$104,888	$—	$—	$104,888
Deutsche Bank AG	1,933,109	—	—	1,933,109
SG Americas Securities, LLC	1,625,006	—	—	1,625,006
UBS AG	(43,781)	—	—	(43,781)
Total	$3,619,222	$—	$—	$3,619,222

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
	Unrealized Gain/(Loss)
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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Note 12. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through date of issuance of the accompanying consolidated financial statements. Subsequent to December 31, 2018, there were contributions to and redemptions from the Partnership totaling approximately $9,600 and $595,000, respectively.

The Partnership extended the Deutsche Bank swap that had a termination date of March 29, 2019 until April 30, 2019.

The Partnership, through the Trading Companies, no longer allocates assets to Lynx Asset Management AB and Revolution Capital Management, LLC as of March 1, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: March 18, 2019	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David M. Kavanagh and Maureen O’Rourke, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in- fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2019.

Signature	Title

/s/ David M. Kavanagh	President (Principal Executive Officer)
David M. Kavanagh

/s/ Maureen O’Rourke	Chief Financial Officer (Principal
Maureen O’Rourke	Financial and Accounting Officer)