Form 10-Q
period 2019-03-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2019-05-15
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b -2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Units Class B Units Legacy 1 Class Units Legacy 2 Class Units Global Alternative Markets 1 Class Units Global Alternative Markets 2 Class Units Global Alternative Markets 3 Class Units	None None None None None None None	None None None None None None None

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED March 31, 2019

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Equity in brokers' trading accounts:
Cash	$11,468,696	$12,858,812
Net unrealized gain (loss) on open futures contracts	2,088,023	1,727,541
Net unrealized gain (loss) on open forward currency contracts	(22,986)	(41,428)
Net unrealized gain (loss) on open swap contracts	1,702,191	1,933,109
Total equity in brokers' trading accounts	15,235,924	16,478,034
Cash and cash equivalents	16,179,767	2,519,703
Securities owned, at fair value (cost $45,724,611 and $60,715,159, respectively)	45,857,445	60,736,458
Interest and dividend receivable, net	3,241	13,919
Total assets	$77,276,377	$79,748,114
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$374,945	$389,272
Accrued incentive fees	31,371	0
Organization and offering costs payable	18,527	19,125
Accrued operating expenses	16,094	16,593
Redemptions payable to limited partners	2,991,538	1,388,425
Total liabilities	3,432,475	1,813,415
Partners' Capital (Net Asset Value)
General Partner
Class A (307.34 units outstanding at both March 31, 2019 and December 31, 2018)	295,052	290,822
Legacy 1 Class (0.00 and 574.13 units outstanding at March 31, 2019 and December 31, 2018, respectively)	0	445,722
Legacy 2 Class (263.13 units outstanding at both March 31, 2019 and December 31, 2018)	202,748	199,013
Global 1 Class (392.74 and 469.97 units outstanding at March 31, 2019 and December 31, 2018, respectively)	311,480	365,357
Global 2 Class (231.81 units outstanding at both March 31, 2019 and December 31, 2018)	179,588	176,000

Limited Partners
Class A (4,418.85 and 4,655.70 units outstanding at March 31, 2019 and December 31, 2018, respectively)	4,242,103	4,405,397
Class B (62,897.34 and 66,834.11 units outstanding at March 31, 2019 and December 31, 2018, respectively)	48,883,913	51,282,621
Legacy 1 Class (723.53 and 726.20 units outstanding at March 31, 2019 and December 31, 2018, respectively)	572,978	563,781
Legacy 2 Class (166.90 units outstanding at both March 31, 2019 and December 31, 2018)	128,596	126,227
Global 1 Class (22,575.04 and 24,310.14 units outstanding at March 31, 2019 and December 31, 2018, respectively)	17,904,166	18,898,570
Global 2 Class (709.12 and 736.07 units outstanding at March 31, 2019 and December 31, 2018, respectively)	549,387	558,876
Global 3 Class (881.18 and 971.50 units outstanding at March 31, 2019 and December 31, 2018, respectively)	573,891	622,313
Total partners' capital (net asset value)	73,843,902	77,934,699
Total liabilities and partners' capital (net asset value)	$77,276,377	$79,748,114

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

March 31, 2019

(Unaudited)

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$—	—%	$223,383	0.30%	$223,383	0.30%
Currencies	(53,744)	(0.07)%	42,724	0.06%	(11,020)	(0.01)%
Energy	(7,340)	(0.01)%	(13,343)	(0.02)%	(20,683)	(0.03)%
Interest rates	429,209	0.58%	(71,084)	(0.10)%	358,125	0.48%
Meats	(30,568)	(0.04)%	(4,696)	(0.01)%	(35,264)	(0.05)%
Metals	(38,319)	(0.05)%	18,251	0.02%	(20,068)	(0.03)%
Soft commodities	(307)	—%	80,937	0.11%	80,630	0.11%
Stock indices and single stock futures	221,473	0.30%	(7,842)	(0.01)%	213,631	0.29%
Total U.S. Futures Positions	520,404		268,330		788,734

Foreign Futures Positions:
Agriculturals	963	—%	3,783	0.01%	4,746	0.01%
Currencies	(9,796)	(0.01)%	(280)	—%	(10,076)	(0.01)%
Energy	514	—%	1,569	—%	2,083	—%
Interest rates	1,323,094	1.79%	(25,630)	(0.03)%	1,297,464	1.76%
Metals	149,420	0.20%	(230,339)	(0.31)%	(80,919)	(0.11)%
Soft commodities	—	—%	16,422	0.02%	16,422	0.02%
Stock indices	78,799	0.10%	(9,230)	(0.01)%	69,569	0.09%
Total Foreign Futures Positions	1,542,994		(243,705)		1,299,289
Total Futures Contracts	$2,063,398	2.79%	$24,625	0.03%	$2,088,023	2.82%

Forward Contracts *
Currencies	$(4,290)	(0.01)%	$(18,696)	(0.02)%	$(22,986)	(0.03)%

Swap Contracts
Deutsche Bank total return swap, Termination date April 30, 2019	$(561,698)	(0.76)%	$—	—%	$(561,698)	(0.76)%
Deutsche Bank total return swap, Termination date July 1, 2020	2,263,889	3.07%	—	—%	2,263,889	3.07%
Total Swap Contracts	$1,702,191	2.31%	$—	—%	$1,702,191	2.31%

Total Futures, Forward and
Swap Contracts	$3,761,299	5.09%	$5,929	0.01%	$3,767,228	5.10%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2019

(Unaudited)

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,500,000	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$2,505,700	3.39%
8,000,000	6/27/2019-8/1/2019	Federal Farm Credit Banks, 1.2%	8,018,778	10.86%
16,000,000	4/29/2019-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	16,057,827	21.75%
	Total U.S. Government-sponsored enterprises (cost $26,500,000)		$26,582,305	36.00%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$15,000,000	6/20/2019-12/5/2019	U.S. Treasury bills, 2.5%-2.7% (cost $14,706,559)	$14,833,190	20.09%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
75,000	Highland / iBoxx Senior Loan ETF	$1,320,750	1.79%
20,000	PIMCO Enhanced Short Maturity Active ETF	2,031,200	2.75%
40,000	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	1,090,000	1.47%
	Total Exchange-traded funds (cost $4,518,052)	$4,441,950	6.01%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $45,724,611)	$45,857,445	62.10%

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2018

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(5,122)	(0.01)%	115,643	0.15%	$110,521	0.14%
Currencies	(15,142)	(0.02)%	47,136	0.06%	31,994	0.04%
Energy	(28,466)	(0.04)%	212,013	0.27%	183,547	0.23%
Interest rates	687,228	0.88%	(193,906)	(0.25)%	493,322	0.63%
Meats	27,198	0.03%	(13,968)	(0.01)%	13,230	0.02%
Metals	90,510	0.11%	6,144	0.01%	96,654	0.12%
Soft commodities	(3,636)	—%	132,494	0.17%	128,858	0.17%
Stock indices and single stock futures	(182,098)	(0.23)%	10,867	0.01%	(171,231)	(0.22)%
Total U.S. Futures Positions	570,472		316,423		886,895

Foreign Futures Positions:
Agriculturals	4,956	0.01%	560	—%	5,516	0.01%
Currencies	5,618	0.01%	3,108	—%	8,726	0.01%
Interest rates	769,472	0.99%	(20,778)	(0.03)%	748,694	0.96%
Metals	(123,260)	(0.16)%	292,388	0.38%	169,128	0.22%
Soft commodities	—	—%	(4,958)	(0.01)%	(4,958)	(0.01)%
Stock indices	(164,812)	(0.21)%	78,352	0.10%	(86,460)	(0.11)%
Total Foreign Futures Positions	491,974		348,672		840,646
Total Futures Contracts	$1,062,446	1.36%	$665,095	0.85%	$1,727,541	2.21%

Forward Contracts *
Currencies	$19,404	0.03%	$(60,832)	(0.08)%	$(41,428)	(0.05)%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(595,870)	(0.76)%	$—	—%	$(595,870)	(0.76)%
Deutsche Bank total return swap, Termination date July 1, 2020	2,528,979	3.24%	—	—%	2,528,979	3.24%
Total Swap Contracts	$1,933,109	2.48%	$—	—%	$1,933,109	2.48%

Total Futures, Forward and
Swap Contracts	$3,014,959	3.87%	$604,263	0.77%	$3,619,222	4.64%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2018

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,500,000	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$2,512,825	3.22%
23,000,000	2/22/2019-8/1/2019	Federal Farm Credit Banks, 1.2-1.3%	23,067,965	29.60%
16,000,000	4/29/2019-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	16,054,389	20.60%
	Total U.S. Government-sponsored enterprises (cost $41,497,750)		$41,635,179	53.42%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$15,000,000	3/28/2019-12/5/2019	U.S. Treasury bills, 2.1%-2.7% (cost $14,699,357)	$14,752,579	18.93%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
75,000	Highland / iBoxx Senior Loan ETF	$1,288,500	1.65%
20,000	PIMCO Enhanced Short Maturity Active ETF	2,019,000	2.59%
40,000	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	1,041,200	1.34%
	Total Exchange-traded funds (cost $4,518,052)	$4,348,700	5.58%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $60,715,159)	$60,736,458	77.93%

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2019	2018
	(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$1,887,583	$(1,918,046)
Change in unrealized	360,482	(2,004,133)
Commissions	(276,498)	(393,739)
Net gains (losses) from futures trading	1,971,567	(4,315,918)

Net gain (loss) from forward trading
Realized	17,913	(44,397)
Change in unrealized	18,442	123,471
Commissions	(206)	(207)
Net gains (losses) from forward trading	36,149	78,867

Net gain (loss) from swap trading
Change in unrealized	(230,918)	294,820
Net gains (losses) from swap trading	(230,918)	294,820

Net gain (loss) from securities
Realized	2,215	15,352
Change in unrealized	93,250	(951,726)
Net gains (losses) from securities	95,465	(936,374)

Net trading gains (losses)	1,872,263	(4,878,605)

Net investment income (loss)
Income
Interest income	207,203	216,241
Dividend income	56,974	25,189
Total income	264,177	241,430
Expenses from operations
Brokerage charge	881,419	1,235,419
Incentive fees	31,371	4,621
Organizational and offering costs	55,639	79,508
Operating expenses	48,320	69,128
Total expenses	1,016,749	1,388,676
Net investment loss	$(752,572)	$(1,147,246)
Net income (loss)	$1,119,691	$(6,025,851)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$13.76	$(61.48)
General Partner & Limited Partner Class B Units	$9.89	$(51.50)
General Partner & Limited Partner Legacy 1 Class Units	$15.58	$(44.63)
General Partner & Limited Partner Legacy 2 Class Units	$14.19	$(44.03)
General Partner & Limited Partner Global 1 Class Units	$15.70	$(40.21)
General Partner & Limited Partner Global 2 Class Units	$15.48	$(40.00)
General Partner & Limited Partner Global 3 Class Units	$10.71	$(37.31)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Three Months Ended March 31, 2019

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital,
December 31, 2018	307.34	$290,822	4,655.70	$4,405,397	—	$—	66,834.11	$51,282,621	574.13	$445,722	726.20	$563,781	263.13	$199,013	166.90	$126,227
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(237)	(225,961)	—	—	(3,936.77)	(3,038,692)	(574.13)	(444,997)	(2.67)	(2,117)	—	—	—	—
Net income (loss)	—	4,230	—	62,667	—	—	—	639,984	—	(725)	—	11,314	—	3,735	—	2,369
Partners’ capital,
March 31, 2019	307.34	$295,052	4,418.85	$4,242,103	—	$—	62,897.34	$48,883,913	—	$—	723.53	$572,978	263.13	$202,748	166.90	$128,596

Net asset value per unit at December 31, 2018		$946.24				$767.31				$776.34				$756.33

Net asset value per unit at March 31, 2019		$960.00				$777.20				$791.92				$770.52

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2018	469.97	$365,357	24,310.14	$18,898,570	231.81	$176,000	736.07	$558,876	—	$—	971.50	$622,313	$77,934,699
Contributions	—	—	12.36	9,565	—	—	—	—	—	—	—	—	9,565
Redemptions	(77.23)	(60,000)	(1,747.46)	(1,369,971)	—	—	(26.95)	(20,515)	—	—	(90.32)	(57,800)	(5,220,053)
Net income (loss)	—	6,123	—	366,002	—	3,588	—	11,026	—	—	—	9,378	1,119,691
Partners’ capital,
March 31, 2019	392.74	$311,480	22,575.04	$17,904,166	231.81	$179,588	709.12	$549,387	—	$—	881.18	$573,891	$73,843,902

Net asset value per unit at December 31, 2018		$777.40				$759.26				$640.57

Net asset value per unit at March 31, 2019		$793.10				$774.74				$651.28

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Three Months Ended March 31, 2018

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital,
December 31, 2017	307.34	$322,836	6,818.01	$7,161,658	—	$—	84,494.74	$72,443,010	574.13	$483,449	777.22	$654,458	263.13	$216,389	219.09	$180,172
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(888.51)	(1,004,155)	—	—	(4,661.87)	(3,941,112)	—	—	—	—	—	—	-	—
Net income (loss)	—	(18,895)	—	(293,688)	—	—	—	(4,167,282)	—	(25,621)	—	(34,684)	—	(11,587)	—	(9,647)
Partners’ capital,
March 31, 2018	307.34	$303,941	5,929.50	$5,863,815	—	$—	79,832.87	$64,334,616	574.13	$457,828	777.22	$619,774	263.13	$204,802	219.09	$170,525

Net asset value per unit at December 31, 2017		$1,050.40				$857.37				$842.06				$822.36

Net asset value per unit at March 31, 2018		$988.92				$805.87				$797.43				$778.33

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2017	469.97	$392,629	30,151.86	$25,189,596	231.81	$189,644	1,069.68	$875,122	—	$—	7,650.73	$5,374,659	$113,483,622
Contributions	—	—	2,683.69	2,350,057	—	—	—	—	—	—	-	—	2,350,057
Redemptions	—	—	(2,960.01)	(2,425,901)	—	—	(37.27)	(29,267)	—	—	(4,831.51)	(3,461,980)	(10,862,415)
Net income (loss)	—	(18,899)	—	(1,356,406)	—	(9,271)	—	(42,511)	—	—	—	(37,360)	(6,025,851)
Partners’ capital,
March 31, 2018	469.97	$373,730	29,875.54	$23,757,346	231.81	$180,373	1,032.41	$803,344	—	$—	2,819.22	$1,875,319	$98,945,413

Net asset value per unit at December 31, 2017		$835.42				$818.12				$702.50

Net asset value per unit at March 31, 2018		$795.21				$778.12				$665.19

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

GP 1, LLC (“GP 1”)          GP 5, LLC (“GP 5”)          GP 11, LLC (“GP 11”)          GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”)          GP 8, LLC (“GP 8”)          GP 14, LLC (“GP 14”)

GP 4, LLC (“GP 4”)          GP 9, LLC (“GP 9”)          GP 17, LLC (“GP 17”)

There were no assets allocated to GP 3, GP 11 and GP 17 as of March 31, 2019, nor to GP 3 as of December 31, 2018.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed.  As of March 31, 2019, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2015.

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. This reimbursement is made monthly and the reimbursement amounts are listed by class in Note 5. In no event, however, will the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership.  In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any prior year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the organization and the ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. As of March 31, 2019, unreimbursed organization and offering costs incurred by the General Partner were approximately $391,000 and may be reimbursed by the Partnership in the future.

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

Changes in the value of the swap agreements are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. The final exchange amount based on the swap value at the termination of the swap agreement will be recorded as a realized gain or loss in the consolidated statement of operations.  Through its Trading Companies, the Partnership has entered into total return swaps with Deutsche Bank AG.  The Partnership maintains cash as collateral to secure its obligations under the swaps. As of March 31, 2019 and December 31, 2018, the notional value of the swaps were $40,117,256 and $31,317,256, respectively, and the cash margin balance was $6,286,500 and $6,290,000, respectively, which is included in equity in brokers’ trading accounts on the consolidated statements of financial condition. The swaps were effective July 1, 2015 and April 5, 2016 and have termination dates of July 1, 2020 and April 30, 2019, respectively.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the periods ended March 31, 2019 and 2018, substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

Reclassification: Certain amounts in the 2018 consolidated financial statements have been reclassified to conform with the 2019 presentation.

Recent accounting pronouncements:    In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820) Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  The amendments in this update apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements.  The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. The guidance is effective for fiscal years beginning after December 15, 2019.  The Partnership is currently evaluating the effects the adoption will have on its consolidated financial statements.

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

U.S. Government securities and U.S. Government-sponsored enterprise securities are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market. The Partnership compares market prices quoted by dealers to the cost plus accrued interest to ensure a reasonable approximation of fair value. These securities are classified in Level 2 of the fair value hierarchy.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2019:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$2,088,023	$—	$—	$2,088,023
Forward currency contracts	—	(22,986)	—	(22,986)
Swap contracts	—	1,702,191	—	1,702,191
Cash and cash equivalents
U.S. money market fund	16,176,550	—	—	16,176,550
Securities owned
U.S. Government-sponsored enterprises	—	26,582,305	—	26,582,305
U.S. Government securities	—	14,833,190	—	14,833,190
U.S. Exchange-traded funds	4,441,950	—	—	4,441,950
Total	$22,706,523	$43,094,700	$—	$65,801,223

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the three months ended March 31, 2019 and year ended December 31, 2018.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Partnership, through the Trading Companies, has entered into a relationship with Sociètè Gènèrale International Limited for the clearing of its OTC foreign currency transactions and with Deutsche Bank AG for its swap transactions.  The Partnership has entered into an International Swaps and Derivatives Association, Inc. master agreement with Deutsche Bank AG and Sociètè Gènèrale International Limited.  Margin requirements may be satisfied by the deposit of U.S. Treasury bills and/or cash with such interbank market makers or swap counterparties. The Partnership may earn interest income on its assets deposited with the interbank market makers.

Note 4. Commodity Trading Advisors and Reference Traders

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors or through swap transactions based on reference programs of such advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. As of March 31, 2019, the commodity trading advisors are Amplitude Capital International Limited (“Amplitude”), EMC Capital Advisors, LLC (“EMC”), Quantica Capital AG (“Quantica”), Sterling Partners Quantitative Investments LLC (“Sterling”) and Transtrend B.V. (“Transtrend”) (collectively, the “Advisors”).  The Partnership will obtain the equivalent of net profits or net losses generated by H2O AM LLP (“H2O”) and Winton Capital Management Limited (“Winton”) as reference traders (“collectively, the “Reference Traders”) through off-exchange swap transactions and will not allocate assets to H2O or Winton directly.  As of March 1, 2019, Lynx Asset Management AB (“Lynx”) and Revolution Capital Management, LLC (“RCM”) are no longer trading advisors of the Partnership.  The assets of the Partnership previously allocated to Lynx and RCM were reallocated to the Partnership’s existing trading advisors as of that date.  No new trading advisors were added as a result of this change.  The Advisors and Reference Traders are paid a consulting fee, either monthly or quarterly, directly or through swap transactions, ranging from 0.2 percent to 1 percent per annum of the Partnership’s month-end allocated net assets and a quarterly, semi-annual or annual incentive fee, directly or through swap transactions, ranging from 0 percent to 24.5 percent of the new trading profits on the allocated net assets of the Advisor or Reference Trader.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $881,419 and $1,235,419, for the three months ended March 31, 2019 and 2018, respectively, are shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $55,639 and $79,508, for the three months ended March 31, 2019 and 2018, respectively, are shown on the consolidated statement of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $48,320 and $69,128, for the three months ended March 31, 2019 and 2018, respectively, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the general partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership.  The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period.  For the three months ended March 31, 2019 and 2018, EMC was paid approximately $21,500 and $40,200, respectively, in consulting fees and no incentive fees.

During July 2017, the Partnership invested $7.3 million of its cash balances previously held in GP Cash Management in Class I shares of the Grant Park Absolute Return Fund (“GPARF”), reinvested dividends received from GPARF in the amount of approximately $492,000, and redeemed the investment in the amount of $6,656,237 by the

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

liquidation date of GPARF. GPARF liquidated on December 21, 2018.  GPARF was one among several series of Northern Lights Fund Trust (“Trust”), a Delaware statutory trust organized on January 19, 2005.  The Trust is registered under the Investment Company Act of 1940 as an open-ended mutual fund.  The General Partner of the Partnership is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, and acted as investment adviser to GPARF.  Revolution Capital Management, LLC, which was one of the Partnership’s trading advisors, acted as sub-adviser to GPARF.  GPARF’s investment objective was to allocate its assets between two independent, underlying strategies: an investment growth strategy and a fixed income strategy.  The general partner credited the dollar amount of any fees it earned as investment adviser of GPARF with respect to the Partnership’s assets invested in GPARF towards the portion of the Partnership’s brokerage charge retained by the general partner.  For the three months ended March 31, 2018, the credit amounted to $15,352 and is included in net gains (losses) from securities in the consolidated statement of operations.

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

	Three Months Ended
	March 31,
	2019	2018

Total return – Class A Units	1.45%	(5.85)%
Total return – Class B Units	1.29%	(6.01)%
Total return – Legacy 1 Class Units	2.01%	(5.30)%
Total return – Legacy 2 Class Units	1.88%	(5.35)%
Total return – Global 1 Class Units	2.02%	(4.81)%
Total return – Global 2 Class Units	2.04%	(4.89)%
Total return – Global 3 Class Units	1.67%	(5.31)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	5.20%	5.10%
Incentive fees (2)	0.04%	0.00%
Total expenses	5.24%	5.10%
Net investment loss (1) (3)	(3.80)%	(4.21)%

(1)	Annualized.
(2)	Not annualized.
(3)	Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three months ended March 31, 2019 and 2018 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three months ended March 31, 2019 and 2018.

Class A Units	Three Months Ended
	March 31,
	2019	2018

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$946.24	$1,050.40
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	23.53	(49.35)
Expenses net of interest and dividend income*	(9.77)	(12.13)
Total income (loss) from operations	13.76	(61.48)
Net asset value per unit at end of period	$960.00	$988.92

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Class B Units	Three Months Ended
	March 31,
	2019	2018

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$767.31	$857.37
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	19.09	(40.38)
Expenses net of interest and dividend income*	(9.20)	(11.12)
Total income (loss) from operations	9.89	(51.50)
Net asset value per unit at end of period	$777.20	$805.87

Legacy 1 Class Units	Three Months Ended
	March 31,
	2019	2018

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$776.34	$842.06
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	19.61	(40.03)
Expenses net of interest and dividend income*	(4.03)	(4.60)
Total income (loss) from operations	15.58	(44.63)
Net asset value per unit at end of period	$791.92	$797.43

Legacy 2 Class Units	Three Months Ended
	March 31,
	2019	2018

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$756.33	$822.36
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	18.80	(39.03)
Expenses net of interest and dividend income*	(4.61)	(5.00)
Total income (loss) from operations	14.19	(44.03)
Net asset value per unit at end of period	$770.52	$778.33

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Global 1 Class Units	Three Months Ended
	March 31,
	2019	2018

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$777.40	$835.42
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	19.38	(36.75)
Expenses net of interest and dividend income*	(3.68)	(3.46)
Total income (loss) from operations	15.70	(40.21)
Net asset value per unit at end of period	$793.10	$795.21

Global 2 Class Units	Three Months Ended
	March 31,
	2019	2018

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$759.26	$818.12
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	18.91	(36.17)
Expenses net of interest and dividend income*	(3.43)	(3.83)
Total income (loss) from operations	15.48	(40.00)
Net asset value per unit at end of period	$774.74	$778.12

Global 3 Class Units	Three Months Ended
	March 31,
	2019	2018

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$640.57	$702.50
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	15.94	(30.70)
Expenses net of interest and dividend income*	(5.23)	(6.61)
Total income (loss) from operations	10.71	(37.31)
Net asset value per unit at end of period	$651.28	$665.19

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

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value.  The cash deposited with the FCMs, interbank market makers and swap counterparties at March 31, 2019 and December 31, 2018 was $11,468,696 and $12,858,812, respectively, which was 15.53% and 16.50% of the net asset value, respectively, and is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.

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

For the three months ended March 31, 2019, the monthly average number of futures contracts bought and sold was 10,966 and the monthly average number of forward contracts bought and sold was 431.  For the three months ended March 31, 2018, the monthly average number of futures contracts bought and sold was 23,756 and the monthly average number of forward contracts bought and sold was 461.  The following tables summarize the quantitative information required by FASB ASC 815:

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Fair Values of Derivative Instruments at March 31, 2019 and December 31, 2018

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	3/31/2019	3/31/2019	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$234,302	$(6,173)	$228,129

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	166,510	(187,606)	(21,096)

Energy contracts	Net Unrealized gain (loss) on open futures contracts	31,854	(50,454)	(18,600)

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	1,789,020	(133,431)	1,655,589

Meats contracts	Net Unrealized gain (loss) on open futures contracts	15,195	(50,459)	(35,264)

Metals contracts	Net Unrealized gain (loss) on open futures contracts	249,349	(350,336)	(100,987)

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	131,182	(34,130)	97,052

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	360,269	(77,069)	283,200

		$2,977,681	$(889,658)	$2,088,023

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$19,304	$(42,290)	$(22,986)

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$2,263,889	$(561,698)	$1,702,191

*At March 31, 2019, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date April 30, 2019
Agricultural contracts	5%
Energy contracts	2%
Interest rate contracts	49%
Metals contracts	2%
Stock indices contracts	6%
Forward currency contracts	36%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	49%
Stock indices contracts	17%
Forward currency contracts	34%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	12/31/2018	12/31/2018	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$137,471	$(21,434)	$116,037

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	319,952	(279,232)	40,720

Energy contracts	Net Unrealized gain (loss) on open futures contracts	213,143	(29,596)	183,547

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	1,472,305	(230,289)	1,242,016

Meats contracts	Net Unrealized gain (loss) on open futures contracts	34,138	(20,908)	13,230

Metals contracts	Net Unrealized gain (loss) on open futures contracts	489,925	(224,143)	265,782

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	149,703	(25,803)	123,900

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	135,976	(393,667)	(257,691)

		$2,952,613	$(1,225,072)	$1,727,541

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$142,015	$(183,443)	$(41,428)

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$2,528,979	$(595,870)	$1,933,109

*At December 31, 2018, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date March 29, 2019
Agricultural contracts	4%
Energy contracts	2%
Interest rate contracts	58%
Metals contracts	1%
Stock indices contracts	4%
Forward currency contracts	31%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	52%
Stock indices contracts	15%
Forward currency contracts	33%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended March 31, 2019 and 2018

		Three Months Ended	Three Months Ended
Type of Contract		March 31, 2019	March 31, 2018

Agriculturals contracts	Net gain (loss) from futures trading	$116,879	$(736,354)
Currencies contracts	Net gain (loss) from futures trading	(506,183)	112,083
Energy contracts	Net gain (loss) from futures trading	(578,242)	(437,551)
Interest rates contracts	Net gain (loss) from futures trading	3,077,891	457,206
Meats contracts	Net gain (loss) from futures trading	(26,149)	(108,284)
Metals contracts	Net gain (loss) from futures trading	(253,345)	(899,375)
Soft commodities contracts	Net gain (loss) from futures trading	(162,505)	657,094
Stock indices	Net gain (loss) from futures trading	579,719	(2,966,998)
Forward Currency Contracts	Net gain (loss) from forward trading	36,355	79,074
Swap Contracts	Net gain (loss) from swap trading	(230,918)	294,820

		$2,053,502	$(3,548,285)

Line Item in Consolidated Statement of Operations	Three Months Ended
	March 31, 2019	March 31, 2018

Net gain (loss) from futures trading
Realized	$1,887,583	$(1,918,046)
Change in unrealized	360,482	(2,004,133)
Total realized and change in unrealized net gain (loss) from futures trading	$2,248,065	$(3,922,179)

Net gain (loss) from forward trading
Realized	$17,913	$(44,397)
Change in unrealized	18,442	123,471
Total realized and change in unrealized net gain (loss) from forward trading	$36,355	$79,074

Net gain (loss) from swap trading
Change in unrealized	$(230,918)	$294,820
Total realized and change in unrealized net gain (loss) from swap trading	$(230,918)	$294,820

Total realized and change in unrealized net gain (loss) from futures, forward and swap trading	$2,053,502	$(3,548,285)

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition:

Offsetting of Derivative Assets

As of March 31, 2019

			Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$2,977,681	$(889,658)	$2,088,023
Forward contracts	19,304	(42,290)	(22,986)
Swap contracts	2,263,889	(561,698)	1,702,191
Total derivatives	$5,260,874	$(1,493,646)	$3,767,228

Offsetting of Derivative Liabilities

As of March 31, 2019

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$889,658	$(889,658)	$—
Forward contracts	42,290	(42,290)	—
Swap contracts	561,698	(561,698)	—
Total derivatives	$1,493,646	$(1,493,646)	$—

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of March 31, 2019

		Gross Amounts Not Offset in the Consolidated
		Statement of Financial Condition
	Net Amount of
	Unrealized Gain/(Loss)
	Presented in
	the Consolidated
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

ADM Investor Services, Inc.	$194,982	$—	$—	$194,982
Deutsche Bank AG	1,702,191	—	—	1,702,191
SG Americas Securities, LLC	1,870,055	—	—	1,870,055
Total	$3,767,228	$—	$—	$3,767,228

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through date of issuance of the accompanying consolidated financial statements.  Subsequent to March 31, 2019, there were no contributions to and redemptions from the Partnership.

Effective April 1, 2019, the Partnership is no longer offering its limited partnership units for sale in connection with the prospectus that forms a part of its registration statement on Form S-1 (Reg. No. 333-223480), which was initially filed with the Secruties and Exchange Commission on July 13, 2018.   For existing investors in the Partnership, business will continue to be conducted as usual.  For example, there will be no change in our trading, operations, or monthly statements, etc., and redemption requests will continue to be honored on a monthly basis.

The Partnership extended the Deutsche Bank AG swap that had a termination date of April 30, 2019 to April 30, 2024 effective April 19, 2019.

The Partnership, through the trading companies, no longer allocates assets to Amplitude Capital International Limited effective May 1, 2019.

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

GP 1, LLC (“GP 1”)          GP 5, LLC (“GP 5”)          GP 11, LLC (“GP 11”)          GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”)          GP 8, LLC (“GP 8”)          GP 14, LLC (“GP 14”)

GP 4, LLC (“GP 4”)          GP 9, LLC (“GP 9”)          GP 17, LLC (“GP 17”)

There were no assets allocated to GP 3, GP 11 and GP 17 as of March 31, 2019.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors or through swap transactions based on reference programs of certain reference traders. Amplitude Capital International Limited, EMC Capital Advisors LLC, Quantica Capital AG, Sterling Partners Quantitative Investments LLC and Transtrend B.V. serve as Grant Park’s commodity trading advisors. Grant Park obtains the equivalent of net profits or net losses generated by H2O AM LLP and Winton Capital Management Limited as reference traders through off-exchange swap transactions and does not allocate assets to H2O or Winton directly.  Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of March 31, 2019, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors to Amplitude, EMC, Quantica, Sterling and Transtrend, and the swap transactions through which H2O and Winton are reference traders are similarly within this range.  No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor or reference trader. The general partner may terminate or replace the trading advisors and/or enter into swap transactions related to the performance of reference traders or retain additional trading advisors in its sole discretion.  As of March 1, 2019, Lynx Asset Management AB and Revolution Capital Management, LLC are no longer trading advisors of Grant Park.  The assets of Grant Park previously allocated to Lynx and RCM were reallocated to Grant Park’s existing trading advisors as of that date.  No new trading advisors were added as a result of this change.

The table below illustrates the trading advisors or reference traders for each class of Grant Park’s outstanding limited partnership units as of March 31, 2019:

	Amplitude	EMC	H2O*	Quantica	Sterling	Transtrend	Winton*
Class A	X	X	X	X	X	X	X
Class B	X	X	X	X	X	X	X
Legacy 1	X	X	X	X	X	X	X
Legacy 2	X	X	X	X	X	X	X
Global 1	X	X	X	X	X	X	X
Global 2	X	X	X	X	X	X	X
Global 3	X	X	X	X	X	X	X

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three months ended March 31, 2019 and 2018, are set forth in the table below:

	Three Months Ended
	March 31,
	2019	2018
Total return – Class A Units	1.45%	(5.85)%
Total return – Class B Units	1.29%	(6.01)%
Total return – Legacy 1 Class Units	2.01%	(5.30)%
Total return – Legacy 2 Class Units	1.88%	(5.35)%
Total return – Global 1 Class Units	2.02%	(4.81)%
Total return – Global 2 Class Units	2.04%	(4.89)%
Total return – Global 3 Class Units	1.67%	(5.31)%

Grant Park’s total net asset value at March 31, 2019 was approximately $73.8 million, at December 31, 2018 was approximately $77.9 million, and at March 31, 2018 was approximately $98.9 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding the swap transactions, for the three months ended March 31, 2019 and 2018.

	% Gain (Loss)
	Three Months Ended
	March 31,
	2019	2018

Agriculturals	0.2%	(0.7)%
Currencies	(0.7)	0.1
Energy	(0.8)	(0.4)
Interest rates	4.1	0.4
Meats	—	(0.1)
Metals	(0.3)	(0.9)
Soft commodities	(0.2)	0.6
Stock indices	0.8	(3.0)
Forward currency contracts	—	0.1

Total	3.1%	(3.9)%

Three months ended March 31, 2019 compared to three months ended March 31, 2018

For the three months ended March 31, 2019, Grant Park had a positive return of 1.5% for the Class A units, a positive return of 1.3% for the Class B units, a positive return of 2.0% for the Legacy 1 Class units, a positive return of 1.9% for the Legacy 2 Class units, a positive return of 2.0% for the Global 1 Class units, a positive return of 2.0% for the Global 2 Class units, and a positive return of 1.7% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 3.1% which were decreased by lossess of 0.3% from swap transactions and increased by gains of 0.4% from interest and dividend income. These trading gains were decreased by 2.0% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.  For the same period in 2018, Grant Park had a negative return of 5.9% for the Class A units, a negative return of 6.0% for the Class B units, a negative return of 5.3% for the Legacy 1 Class units, a negative return of 5.4% for the Legacy 2 Class units, a negative return of 4.8% for the Global 1 Class units, a negative return of 4.9% for the Global 2 Class units, and a negative return of 5.3% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of 3.9% which were decreased by gains of 0.3% from swap transactions and decreased by gains of 0.2% from interest and dividend income.

These trading losses were increased by 2.3% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three months ended March 31, 2019

Grant Park registered gains in the first quarter as gains in the fixed income and equities markets were slightly offset by losses in the agriculturals, metals, currencies and energies sectors.

For January, negative performance was primarily driven by losses in the currencies, energy and agriculturals sectors.  Gains in fixed income positions partially offset overall losses.   Grant Park’s short positions in the Canadian dollar, British pound and Australian dollar generated losses as the U.S. dollar weakened slightly compared to the Australian and New Zealand dollars after the Federal Reserve said it would slow the pace of future interest rate hikes. The British pound strengthened on growing expectations that Britain can avoid a no-deal Brexit. The Canadian dollar strengthened on rising oil prices.  Short positions in crude oil were the largest negative contributor for the month with crude oil prices rising as domestic crude oil inventories rose less than expected and after the U.S. imposed sanctions on Venezuela.  Long fixed income positions benefitted as global fixed income markets rose in reaction to the Federal Reserve’ policy announcement and the European Central Bank’s indication it would leave interest rates at current levels at least through the summer.

Performance for February was positive and was driven by gains in the equities, currencies and agriculturals sectors.  Long equity positions benefitted as global equity markets rose during the month on reports of progress in trade talks between the U.S. and China.  Rising oil prices boosted energy stocks which also added to equity market gains.  Long U.S. dollar positions benefited as the Australian and New Zealand dollars weakened after Australia’s central bank considered a possible rate cut as it acknowledged growing economic risks. The Japanese yen fell following data of weakening economic performance.  Long positions in the British pound benefitted from strength after Prime Minister Theresa May said Parliament will be allowed to vote on a “no-deal” Brexit or delay.  Short coffee and wheat positions were among the best performing contracts as prices declined due to excess supplies.

Grant Park’s performance for March was positive, primarily due to gains in fixed income and currency sectors; losses in the energies, agriculturals and metals sectors partially offset gains.  Long fixed income positions registered gains as global fixed income markets rose on dovish central bank policies and concerns of slowing global growth.  Long U.S. dollar positions added to gains as the U.S. dollar strengthened on optimism surrounding trade talks between the U.S. and China and on better-than-expected economic data.  Short cotton positions were the biggest detractor for the month as prices rose in response to a two percent reduction in plantings and in anticipation a trade deal between the U.S. and China would lead to increased exports.  Long gold positions also offset some of the gains as a stronger dollar reduced demand for the safe-haven asset.

Key trading developments for Grant Park during the first three months of 2019 included the following:

January. Grant Park recorded losses during the month. Class A units were down 1.33%, Class B units were down 1.39%, Legacy 1 Class units were down 1.14%, Legacy 2 Class units were down 1.16%, Global 1 Class units were down 1.10%, Global 2 Class units were down 1.12% and Global 3 Class units were down 1.26%.  The U.S. dollar weakened slightly compared to the Australian and New Zealand dollars after the Federal Reserve said it would slow the pace of future interest rate hikes.  The Canadian dollar strengthened on rising oil prices.  The British pound strengthened on growing expectations that Britain can avoid a no-deal Brexit. Crude oil prices rose over 18% as domestic crude oil inventories rose less than expected and after the U.S. imposed sanctions on Venezuela.  Natural gas prices declined on elevated supplies.  Global equity markets rose due to the Federal Reserve’s announcement concerning interest rate hikes, on optimism for trade talks between the U.S. and China and due to stronger-than-expected earnings for the fourth quarter.  Global fixed income markets rose in reaction to the Federal Reserve’ policy announcement and the European Central Bank indicated it would leave interest rates at current levels at least through the summer.   Wheat markets rose in anticipation of reopening trade with China and as Russia considered reducing exports.  Soybean prices rose as poor weather in Brazil threatened to reduce crop yields.  Cocoa markets fell over 10% as weather conditions in West Africa improved and eased supply concerns.  Coffee prices rose when the Brazilian government projected this year's coffee crop would experience a significant decline compared to last year's record harvest.  Gold and precious metals markets rose as the Federal Reserve left interest rates unchanged and indicated a slower pace for raising interest rates.  Copper and other base metal prices rose on firming demand, on optimism that Beijing’s stimulus will help China’s economy and on optimism about the resolution of the U.S.-China trade negotiations.

February. Grant Park recorded gains during the month. Class A units were up 0.80%, Class B units were up 0.74%, Legacy 1 Class units were up 0.99%, Legacy 2 Class units were up 0.97%, Global 1 Class units were up 1.04%, Global 2 Class units were up 1.02% and Global 3 Class units were up 0.87%.   The U.S. dollar strengthened on hopes for progress in trade talks between the U.S. and China.  The Australian and New Zealand dollars weakened after Australia’s central bank considered a possible rate cut as it acknowledged growing economic risks.  The Japanese yen fell following data of weakening economic performance.  The British pound strengthened after Prime Minister Theresa May said Parliament will be allowed to vote on a “no-deal” Brexit or delay.   Crude oil prices rose due to new U.S. imposed sanctions on Venezuela, reduced output by OPEC and a continued slowdown in U.S. drilling activity.  Heating oil prices moved higher on lower inventories.  Global equity markets rose on reports of progress in trade talks between the U.S. and China and a boost in energy stocks amid rising oil prices.   Global fixed income markets declined slightly on optimism for a U.S.-China trade deal and easing Brexit fears.  Wheat and corn markets fell on muted demand and abundant supplies.  Coffee prices declined over 10% due to excess supplies and a weaker Brazilian real.  Cocoa markets moved higher as demand increased and concerns arose about poor weather conditions in the Ivory Coast.  Cotton markets moved higher on optimism about a possible trade deal between the U.S. and China.  Gold and silver markets moved lower as a stronger dollar reduced demand for the safe-haven assets.  Copper and other base metal prices rose on firming demand and hopes of a U.S.-China trade deal.

March. Grant Park recorded gains during the month. Class A units were up 2.01%, Class B units were up 1.96%, Legacy 1 Class units were up 2.17%, Legacy 2 Class units were up 2.09%, Global 1 Class units were up 2.09%, Global 2 Class units were up 2.15% and Global 3 Class units were up 2.08%. The U.S. dollar strengthened on optimism about the trade talks between the U.S. and China and on better-than-expected economic data.  The Canadian dollar weakened after the Bank of Canada expressed uncertainty about future rate hikes.  The British pound weakened due to Brexit concerns.  Crude oil prices rose as OPEC reduced production and the U.S. continued to impose sanctions against Iran and Venezuela.  Natural gas prices declined as mild weather weakened demand. Global equity markets rose on optimism for a trade deal between the U.S. and China and on dovish central bank policies.  Global fixed income markets rose on dovish central bank policies and concerns of slowing global growth.  Corn prices fell due to an excess of supplies and greater-than-expected crop plantings.  Soybean markets fell on reports of elevated storage levels.  Cotton prices rose over 8% in response to a 2% reduction in plantings and in anticipation a trade deal between the U.S. and China would lead to increased exports.  Lean hog markets rose over 38% as China made its biggest purchase of the commodity from the U.S. in nearly two years.  Gold and precious metals markets moved lower as a stronger dollar reduced demand for the safe-haven assets.  Copper and other base metal prices were down on concerns about China’s exports, growth and slow trade negotiations with the U.S.

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

 Capital Resources

Effective April 1, 2019, units in Grant Park were no longer offered for sale. For existing investors in Grant Park, business has and will continue as usual.  There will be no change in trading, operations or monthly statements, etc., and redemptions requests will continue to be honored on a monthly basis.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of March 31, 2019 and December 31, 2018 and the trading gains/losses by market category for the three months ended March 31, 2019 and the year ended December 31, 2018.  All open position trading risk exposures of Grant Park, except for the swap transactions, have been included in calculating the figures set forth below. As of March 31, 2019, Grant Park’s net asset value was approximately $73.8 million. As of December 31, 2018, Grant Park’s net asset value was approximately $77.9 million.

	March 31, 2019
Market Sector	Value at Risk*	Trading Gain/(Loss)

Interest Rates	0.8%	4.1%
Currencies & Forward currency contracts	0.4	(0.7)
Stock indices	0.4	0.8
Agriculturals/softs/meats	0.2	-
Energy	0.1	(0.8)
Metals	0.1	(0.3)
Aggregate/Total	1.3%	3.1%

	December 31, 2018
Market Sector	Value at Risk*	Trading Gain/(Loss)

Currencies & Forward currency contracts	0.4%	(0.1)%
Interest Rates	0.4	1.1
Stock indices	0.2	(5.7)
Energy	0.2	1.3
Agriculturals/softs/meats	0.2	(0.8)
Metals	0.2	(0.9)

Aggregate/Total	0.8%	(5.1)%

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

Material Limitations of Value at Risk as an Assessment of Market Risk

Past market risk factors will not always result in an accurate prediction of future distributions and correlations of future market movements. Changes in the portfolio value caused by market movements may differ from those measured by the VaR model. The VaR model reflects past trading positions, while future risk depends on future trading positions. VaR using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated within one day. The historical market risk data for the VaR model may provide only limited insight into the losses that could be incurred under unusual market movements. The magnitude of Grant Park’s open positions creates a risk of ruin not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions-

unusual, but historically recurring from time to time-could cause Grant Park to incur severe losses over a short period of time. The value at risk table above, as well as the past performance of Grant Park, gives no indication of this risk of ruin.

Non-Trading Risk

Grant Park has non-trading market risk on its foreign cash balances not needed for margin. However, these balances, as well as the market risk they represent, are immaterial. Grant Park also has non-trading market risk as a result of investing a portion of its available assets in U.S. Treasury bills. The market risk represented by these investments is also immaterial.

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of March 31, 2019, by market sector.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park. Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, could materially impact Grant Park’s profitability. Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries. Grant Park also takes futures positions on the government debt of smaller nations, such as Australia and New Zealand. The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of March 31, 2019, Grant Park held long positions for interest rate instruments in Japan, New Zealand, Australia, Switzerland, Canada, the Eurozone, the U.S., Germany, and the U.K.

Currencies

Exchange rate risk is a significant market exposure of Grant Park. Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of March 31, 2019, Grant Park was long the U.S. dollar against the Australian dollar, euro, Canadian dollar, Japanese yen, New Zealand dollar and Swiss franc and short the U.S. dollar against the British pound and Mexican peso.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in G-7 countries, as well as other jurisdictions, including Australia, the Eurozone, Hong Kong, Malaysia, Mexico, Poland, Singapore, South Africa, Sweden, Taiwan, Thailand and Turkey. The stock index futures contracts currently traded by Grant Park are futures on broadly-based indices and on narrow-based stock index or single-stock futures contracts.  As of March 31, 2019, Grant Park was predominantly long equities in Australia, Canada, the Eurozone, Hong Kong, Japan, Singapore, South Africa, Sweden, the U.K. and the U.S. and short equities in Mexico, Malaysia, Taiwan, Thailand and Turkey.

Agriculturals/Softs/Meats

Grant Park’s primary commodities risk exposure is driven by agricultural price movements, which are often directly affected by severe or unexpected weather conditions, as well as other factors.  As of March 31, 2019, in the agriculturals/softs/meats markets, Grant Park had long exposure to feeder cattle, live cattle and sunflower seeds and Grant Park had short exposure to canola, cocoa, coffee, corn, cotton, crude palm oil, milk, lean hogs, lumber, wheat, orange juice, rapeseed, rough rice, rubber, soybeans, soybean meal, soybean oil and sugar.

Energy

Grant Park’s primary energy market risk exposure is due to price movements in the gas and oil markets, which often result from political developments in the Middle East, Nigeria, Russia, and South America.  As of March 31, 2019, in the energy market Grant Park had long exposure to brent crude, crude oil, heating oil, natural gas, new crude oil, new gasoline, gas oil and NY harbor RBOB gas and short exposure to UK natural gas.

Metals

Grant Park’s metals market risk exposure is due to fluctuations in the price of both precious metals, including gold and silver, and on base metals, including aluminum, lead, copper, tin, nickel, palladium and zinc. As of March 31, 2019, in the metals sector Grant Park had long positions in gold, iron ore, nickel, palladium, tin and zinc and short positions in aluminum, copper, lead, platinum and silver.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of March 31, 2019.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	None

Issuer Purchases of Equity Securities

(c)

The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended March 31, 2019.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)

1/1/2019 through 1/31/2019	0.00	$933.62	540.39	$756.66	0.00	$767.46	0.00	$747.52	182.30	$768.86	12.45	$750.76	51.81	$632.48	786.95	(2)
2/1/2019 through 2/28/2019	74.47	$941.07	662.03	$762.29	574.13	$775.08	0.00	$754.78	785.42	$776.84	4.09	$758.41	6.35	$637.98	2,106.49	(2)
3/1/2019 through 3/31/2019	162.38	$960.00	2,734.35	$777.20	2.67	$791.92	0.00	$770.52	856.97	$793.10	10.41	$774.74	32.16	$651.28	3,798.94	(2)
Total	236.85	$954.05	3,936.77	$771.87	576.80	$775.16	0.00	$757.61	1,824.69	$783.68	26.95	$761.18	90.32	$639.56	6,692.38	(2)

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
101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: May 15, 2019	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)