Form 10-Q
period 2019-06-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2019-08-14
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED June 30, 2019

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Equity in brokers' trading accounts:
Cash	$11,330,834	$12,858,812
Net unrealized gain (loss) on open futures contracts	1,882,060	1,727,541
Net unrealized gain (loss) on open forward currency contracts	51,654	(41,428)
Net unrealized gain (loss) on open swap contracts	1,564,526	1,933,109
Total equity in brokers' trading accounts	14,829,074	16,478,034
Cash and cash equivalents	7,884,353	2,519,703
Securities owned, at fair value (cost $48,864,086 and $60,715,159, respectively)	49,036,012	60,736,458
Interest and dividend receivable, net	5,452	13,919
Total assets	$71,754,891	$79,748,114
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$353,100	$389,272
Accrued incentive fees	233,172	—
Organization and offering costs payable	17,152	19,125
Accrued operating expenses	14,938	16,593
Redemptions payable to limited partners	1,836,943	1,388,425
Other liabilities	9,362	—
Total liabilities	2,464,667	1,813,415
Partners' Capital (Net Asset Value)
General Partner
Class A (307.34 units outstanding at both June 30, 2019 and December 31, 2018)	299,129	290,822
Legacy 1 Class (0.00 and 574.13 units outstanding at June 30, 2019 and December 31, 2018, respectively)	—	445,722
Legacy 2 Class (263.13 units outstanding at both June 30, 2019 and December 31, 2018)	206,557	199,013
Global 1 Class (392.74 and 469.97 units outstanding at June 30, 2019 and December 31, 2018, respectively)	317,958	365,357
Global 2 Class (231.81 units outstanding at both June 30, 2019 and December 31, 2018)	183,210	176,000

Limited Partners
Class A (4,118.32 and 4,655.70 units outstanding at June 30, 2019 and December 31, 2018, respectively)	4,008,215	4,405,397
Class B (57,908.40 and 66,834.11 units outstanding at June 30, 2019 and December 31, 2018, respectively)	45,579,932	51,282,621
Legacy 1 Class (510.60 and 726.20 units outstanding at June 30, 2019 and December 31, 2018, respectively)	412,207	563,781
Legacy 2 Class (166.90 units outstanding at both June 30, 2019 and December 31, 2018)	131,013	126,227
Global 1 Class (21,106.13 and 24,310.14 units outstanding at June 30, 2019 and December 31, 2018, respectively)	17,087,292	18,898,570
Global 2 Class (709.12 and 736.07 units outstanding at June 30, 2019 and December 31, 2018, respectively)	560,468	558,876
Global 3 Class (762.09 and 971.50 units outstanding at June 30, 2019 and December 31, 2018, respectively)	504,243	622,313
Total partners' capital (net asset value)	69,290,224	77,934,699
Total liabilities and partners' capital (net asset value)	$71,754,891	$79,748,114

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

June  30, 2019

(Unaudited)

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(16,000)	(0.02)%	$(11,387)	(0.02)%	$(27,387)	(0.04)%
Currencies	46,837	0.07%	(118,961)	(0.17)%	(72,124)	(0.10)%
Energy	200,985	0.29%	(80,123)	(0.12)%	120,862	0.17%
Interest rates	602,427	0.87%	(68,045)	(0.10)%	534,382	0.77%
Meats	—	—%	60,211	0.09%	60,211	0.09%
Metals	371,412	0.54%	(27,263)	(0.04)%	344,149	0.50%
Soft commodities	(2,620)	—%	(71,010)	(0.10)%	(73,630)	(0.10)%
Stock indices and single stock futures	131,379	0.19%	(13,773)	(0.02)%	117,606	0.17%
Total U.S. Futures Positions	1,334,420		(330,351)		1,004,069

Foreign Futures Positions:
Agriculturals	(299)	—%	4,886	0.01%	4,587	0.01%
Currencies	3,852	0.01%	—	—%	3,852	0.01%
Energy	—	—%	1,523	—%	1,523	—%
Interest rates	735,833	1.06%	6,306	0.01%	742,139	1.07%
Metals	(6,562)	(0.01)%	1,229	—%	(5,333)	(0.01)%
Soft commodities	(8,788)	(0.01)%	(875)	—%	(9,663)	(0.01)%
Stock indices	147,984	0.21%	(7,098)	(0.01)%	140,886	0.20%
Total Foreign Futures Positions	872,020		5,971		877,991
Total Futures Contracts	$2,206,440	3.19%	$(324,380)	(0.47)%	$1,882,060	2.72%

Forward Contracts *
Currencies	$92,660	0.13%	$(41,006)	(0.06)%	$51,654	0.07%

Swap Contracts
Deutsche Bank total return swap, Termination date April 30, 2024	$(764,657)	(1.10)%	$—	—%	$(764,657)	(1.10)%
Deutsche Bank total return swap, Termination date July 1, 2020	2,329,183	3.36%	—	—%	2,329,183	3.36%
Total Swap Contracts	$1,564,526	2.26%	$—	—%	$1,564,526	2.26%

Total Futures, Forward and
Swap Contracts	$3,863,626	5.58%	$(365,386)	(0.53)%	$3,498,240	5.05%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2019

(Unaudited)

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,500,000	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$2,512,825	3.63%
9,686,000	8/1/2019-4/18/2022	Federal Farm Credit Banks, 1.2-2.6%	9,737,106	14.05%
15,340,000	7/11/2019-12/21/2021	Federal Home Loan Banks, 1.1-2.3%	15,385,141	22.20%
	Total U.S. Government-sponsored enterprises (cost $27,544,700)		$27,635,072	39.88%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$16,500,000	9/12/2019-12/26/2019	U.S. Treasury bills, 2.1%-2.7% (cost $16,215,487)	$16,377,390	23.64%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
85,000	Highland / iBoxx Senior Loan ETF	$1,490,900	2.15%
20,000	PIMCO Enhanced Short Maturity Active ETF	2,035,000	2.94%
55,000	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	1,497,650	2.16%
	Total Exchange-traded funds (cost $5,103,899)	$5,023,550	7.25%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $48,864,086)	$49,036,012	70.77%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2018

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,500,000	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$2,512,825	3.22%
23,000,000	2/22/2019-8/1/2019	Federal Farm Credit Banks, 1.2-1.3%	23,067,965	29.60%
16,000,000	4/29/2019-12/2/2019	Federal Home Loan Banks, 1.1-1.5%	16,054,389	20.60%
	Total U.S. Government-sponsored enterprises (cost $41,497,750)		$41,635,179	53.42%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$15,000,000	3/28/2019-12/5/2019	U.S. Treasury bills, 2.1%-2.7% (cost $14,699,357)	$14,752,579	18.93%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
75,000	Highland / iBoxx Senior Loan ETF	$1,288,500	1.65%
20,000	PIMCO Enhanced Short Maturity Active ETF	2,019,000	2.59%
40,000	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	1,041,200	1.34%
	Total Exchange-traded funds (cost $4,518,052)	$4,348,700	5.58%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $60,715,159)	$60,736,458	77.93%

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$2,427,565	$(131,730)	$4,315,148	$(2,049,776)
Change in unrealized	(205,963)	864,892	154,519	(1,139,241)
Commissions	(261,281)	(348,907)	(537,779)	(742,646)
Net gains (losses) from futures trading	1,960,321	384,255	3,931,888	(3,931,663)

Net gain (loss) from forward trading
Realized	39,925	(59,020)	57,838	(103,417)
Change in unrealized	74,640	(9,348)	93,082	114,123
Commissions	(381)	(204)	(587)	(411)
Net gains (losses) from forward trading	114,184	(68,572)	150,333	10,295

Net gain (loss) from swap trading
Change in unrealized	(137,665)	665,135	(368,583)	959,955
Net gains (losses) from swap trading	(137,665)	665,135	(368,583)	959,955

Net gain (loss) from securities
Realized	—	14,085	2,215	29,437
Change in unrealized	(4,248)	(143,357)	89,002	(1,095,083)
Net gains (losses) from securities	(4,248)	(129,272)	91,217	(1,065,646)

Net trading gains (losses)	1,932,592	851,546	3,804,855	(4,027,059)

Net investment income (loss)
Income
Interest income	174,555	189,553	381,758	405,794
Dividend income	137,170	38,730	194,144	63,919
Total income	311,725	228,283	575,902	469,713
Expenses from operations
Brokerage charge	830,346	1,099,437	1,711,765	2,334,856
Incentive fees	205,534	—	236,905	4,621
Organizational and offering costs	52,829	69,467	108,468	148,975
Operating expenses	45,955	60,463	94,275	129,591
Total expenses	1,134,664	1,229,367	2,151,413	2,618,043
Net investment loss	$(822,939)	$(1,001,084)	$(1,575,511)	$(2,148,330)
Net income (loss)	$1,109,653	$(149,538)	$2,229,344	$(6,175,389)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$13.27	$(2.12)	$27.03	$(63.60)
General Partner & Limited Partner Class B Units	$9.90	$(3.04)	$19.79	$(54.54)
General Partner & Limited Partner Legacy 1 Class Units	$15.39	$2.90	$30.97	$(41.73)
General Partner & Limited Partner Legacy 2 Class Units	$14.48	$2.34	$28.67	$(41.69)
General Partner & Limited Partner Global 1 Class Units	$16.49	$4.00	$32.19	$(36.21)
General Partner & Limited Partner Global 2 Class Units	$15.62	$3.42	$31.10	$(36.58)
General Partner & Limited Partner Global 3 Class Units	$10.38	$(0.01)	$21.09	$(37.32)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Six Months Ended June 30, 2019

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital,
December 31, 2018	307.34	$290,822	4,655.70	$4,405,397	—	$—	66,834.11	$51,282,621	574.13	$445,722	726.20	$563,781	263.13	$199,013	166.90	$126,227
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(236.85)	(225,961)	—	—	(3,936.77)	(3,038,692)	(574.13)	(444,997)	(2.67)	(2,117)	—	—	—	—
Net income (loss)	—	4,230	—	62,667	—	—	—	639,984	—	(725)	—	11,314	—	3,735	—	2,369
Partners’ capital,
March 31, 2019	307.34	$295,052	4,418.85	$4,242,103	—	$—	62,897.34	$48,883,913	—	$—	723.53	$572,978	263.13	$202,748	166.90	$128,596
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(300.53)	(292,558)	—	—	(4,988.94)	(3,933,703)	—	—	(212.93)	(170,421)	—	—	—	—
Net income (loss)	—	4,077	—	58,670	—	—	—	629,722	—	—	—	9,650	—	3,809	—	2,417
Partners’ capital,
June 30, 2019	307.34	$299,129	4,118.32	$4,008,215	—	$—	57,908.40	$45,579,932	—	$—	510.60	$412,207	263.13	$206,557	166.90	$131,013

Net asset value per General Partner and Limited Partner unit at December 31, 2018		$946.24				$767.31				$776.34				$756.33

Net asset value per General Partner and Limited Partner unit at March 31, 2019		$960.00				$777.20				$791.92				$770.52

Net asset value per General Partner and Limited Partner unit at June 30, 2019		$973.27				$787.10				$807.31				$785.00

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Six Months Ended June 30, 2019

(Unaudited)

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2018	469.97	$365,357	24,310.14	$18,898,570	231.81	$176,000	736.07	$558,876	—	$—	971.50	$622,313	$77,934,699
Contributions	—	—	12.36	9,565	—	—	—	—	—	—	—	—	9,565
Redemptions	(77.23)	(60,000)	(1,747.46)	(1,369,971)	—	—	(26.95)	(20,515)	—	—	(90.32)	(57,800)	(5,220,053)
Net income (loss)	—	6,123	—	366,002	—	3,588	—	11,026	—	—	—	9,378	1,119,691
Partners’ capital,
March 31, 2019	392.74	$311,480	22,575.04	$17,904,166	231.81	$179,588	709.12	$549,387	—	$—	881.18	$573,891	$73,843,902
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(1,468.91)	(1,187,862)	—	—	—	—	—	—	(119.09)	(78,787)	(5,663,331)
Net income (loss)	—	6,478	—	370,988	—	3,622	—	11,081	—	—	—	9,139	1,109,653
Partners’ capital,
June 30, 2019	392.74	$317,958	21,106.13	$17,087,292	231.81	$183,210	709.12	$560,468	—	$—	762.09	$504,243	$69,290,224

Net asset value per General Partner and Limited Partner unit at December 31, 2018		$777.40				$759.26				$640.57

Net asset value per General Partner and Limited Partner unit at March 31, 2019		$793.10				$774.74				$651.28

Net asset value per General Partner and Limited Partner unit at June 30, 2019		$809.59				$790.36				$661.66

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Six Months Ended June 30, 2018

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Partners’ capital,
December 31, 2017	307.34	$322,836	6,818.01	$7,161,658	—	$—	84,494.74	$72,443,010	574.13	$483,449	777.22	$654,458	263.13	$216,389	219.09	$180,172
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(888.51)	(1,004,155)	—	—	(4,661.87)	(3,941,112)	—	—	—	—	—	—	—	—
Net income (loss)	—	(18,895)	—	(293,688)	—	—	—	(4,167,282)	—	(25,621)	—	(34,684)	—	(11,587)	—	(9,647)
Partners’ capital,
March 31, 2018	307.34	$303,941	5,929.50	$5,863,815	—	$—	79,832.87	$64,334,616	574.13	$457,828	777.22	$619,774	263.13	$204,802	219.09	$170,525
Contributions	—	—	0.17	165	—	—	—	1	—	—	—	—	—	—	—	—
Redemptions	—	—	(9.37)	(9,242)	—	—	(5,384.47)	(4,324,387)	—	—	(33.82)	(26,810)	—	—	—	—
Net income (loss)	—	(652)	—	(12,575)	—	—	—	(241,206)	—	1,665	—	2,005	—	617	—	512
Partners’ capital,
June 30, 2018	307.34	$303,289	5,920.30	$5,842,163	—	$—	74,448.40	$59,769,024	574.13	$459,493	743.40	$594,969	263.13	$205,419	219.09	$171,037

Net asset value per General Partner and Limited Partner unit at December 31, 2017		$1,050.40				$857.37				$842.06				$822.36

Net asset value per General Partner and Limited Partner unit at March 31, 2018		$988.92				$805.87				$797.43				$778.33

Net asset value per General Partner and Limited Partner unit at June 30, 2018		$986.80				$802.83				$800.33				$780.67

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Six Months Ended June 30, 2018

(Unaudited)

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2017	469.97	$392,629	30,151.86	$25,189,596	231.81	$189,644	1,069.68	$875,122	—	$—	7,650.73	$5,374,659	$113,483,622
Contributions	—	—	2,683.69	2,350,057	—	—	—	—	—	—	—	—	2,350,057
Redemptions	—	—	(2,960.01)	(2,425,901)	—	—	(37.27)	(29,267)	—	—	(4,831.51)	(3,461,980)	(10,862,415)
Net income (loss)	—	(18,899)	—	(1,356,406)	—	(9,271)	—	(42,511)	—	—	—	(37,360)	(6,025,851)
Partners’ capital,
March 31, 2018	469.97	$373,730	29,875.54	$23,757,346	231.81	$180,373	1,032.41	$803,344	—	$—	2,819.22	$1,875,319	$98,945,413
Contributions	—	—	244.29	195,622	—	—	—	—	—	—	—	—	195,788
Redemptions	—	—	(1,938.68)	(1,532,745)	—	—	(85.04)	(67,031)	—	—	(1,264.57)	(832,225)	(6,792,440)
Net income (loss)	—	1,877	—	102,295	—	792	—	4,099	—	—	—	(8,967)	(149,538)
Partners’ capital,
June 30, 2018	469.97	$375,607	28,181.15	$22,522,518	231.81	$181,165	947.37	$740,412	—	$—	1,554.65	$1,034,127	$92,199,223

Net asset value per General Partner and Limited Partner unit at December 31, 2017		$835.42				$818.12				$702.50

Net asset value per General Partner and Limited Partner unit at March 31, 2018		$795.21				$778.12				$665.19

Net asset value per General Partner and Limited Partner unit at June 30, 2018		$799.21				$781.54				$665.18

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business: Grant Park Futures Fund Limited Partnership (the “Partnership”) was organized as a limited partnership under Illinois law in August 1988 and will continue until December 31, 2027, unless terminated sooner as provided for in its Limited Partnership Agreement. As a commodity investment pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission (“CFTC”), an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of futures commission merchants (“FCMs”) and interbank and other market makers through which the Partnership trades. The Partnership is a registrant with the Securities and Exchange Commission (“SEC”), and, accordingly is subject to the regulatory requirements under the Securities Exchange Act of 1934, as amended.  Prior to April 1, 2019, the Partnership was also subject to the regulatory requirements under the Securities Act of 1933, as amended.

Effective April 1, 2019, the Partnership is no longer offering its limited partnership units for sale.  For existing investors in the Partnership, business has been and will be conducted as usual.  There was no change in the trading, operations, or monthly statements, etc., and redemption requests will continue to be offered on a monthly basis.

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

GP 1, LLC (“GP 1”)          GP 5, LLC (“GP 5”)          GP 11, LLC (“GP 11”)          GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”)          GP 8, LLC (“GP 8”)          GP 14, LLC (“GP 14”)

GP 4, LLC (“GP 4”)          GP 9, LLC (“GP 9”)          GP 17, LLC (“GP 17”)

There were no assets allocated to GP 11, GP 14 and GP 17 as of June  30, 2019,  and there were no assets allocated to GP 3 as of December 31, 2018.

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

The Legacy 1 Class and Legacy 2 Class units are outstanding but are no longer offered by the Partnership.  Both Legacy 1 Class and Legacy 2 Class units are traded pursuant to trading programs pursuing a technical trend trading philosophy, which is the same trading philosophy used for the Class A and Class B units. The Legacy 1 Class and Legacy 2 Class units differ only in respect to the brokerage charge payable to the General Partner. The Legacy 1 Class and Legacy 2 Class units were offered only to investors who are represented by approved selling agents who are directly compensated by the investor for services rendered in connection with an investment in the Partnership (such arrangements commonly referred to as “wrap-accounts”).

The Global 1 Class, Global 2 Class and Global 3 Class units are outstanding but are no longer offered by the Partnership.  The Global 1 Class, Global 2 Class and Global 3 Class units are traded pursuant to trading programs pursuing technical trend trading philosophies. The Global 1 Class, Global 2 Class and Global 3 Class units differ in respect to the General Partner’s brokerage charge. The Global 1 Class and Global 2 Class units were offered only to investors in wrap accounts.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed.  As of June  30, 2019, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2015.

Organization and offering costs: All expenses incurred in connection with the organization and the ongoing public offering of partnership interests are paid by the General Partner and are reimbursed to the General Partner by the Partnership. In addition, the General Partner continues to compensate wholesalers for services rendered to Limited Partners.  This reimbursement is made monthly and the reimbursement amounts are listed by class in Note 5. In no event, however, will the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership.  In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any prior year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the organization and the ongoing public offering expenses are charged to expense from operations at the time of reimbursement or accrual. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. As of June  30, 2019, unreimbursed organization and offering costs incurred by the General Partner were approximately $351,000 and may be reimbursed by the Partnership in the future.

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

Changes in the value of the swap agreements are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. The final exchange amount based on the swap value at the termination of the swap agreement will be recorded as a realized gain or loss in the consolidated statement of operations.  Through its Trading Companies, the Partnership has entered into total return swaps with Deutsche Bank AG.  The Partnership maintains cash as collateral to secure its obligations under the swaps. As of June  30, 2019 and December 31, 2018, the notional value of the swaps were $32,617,256 and $31,317,256, respectively, and the cash margin balance was $5,982,925 and $6,290,000, respectively, which is included in equity in brokers’ trading accounts on the consolidated statements of financial condition. The swaps were effective July 1, 2015 and April 5, 2016 and have termination dates of July 1, 2020 and April 30, 2024,  respectively.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the periods ended June  30, 2019 and 2018, substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June  30, 2019:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$1,882,060	$—	$—	$1,882,060
Forward currency contracts	—	51,654	—	51,654
Swap contracts	—	1,564,526	—	1,564,526
Cash and cash equivalents
U.S. money market fund	7,883,352	—	—	7,883,352
Securities owned
U.S. Government-sponsored enterprises	—	27,635,072	—	27,635,072
U.S. Government securities	—	16,377,390	—	16,377,390
U.S. Exchange-traded funds	5,023,550	—	—	5,023,550
Total	$14,788,962	$45,628,642	$—	$60,417,604

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the six months ended June  30, 2019 and year ended December 31, 2018.

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

Note 4. Commodity Trading Advisors and Reference Traders

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors or through swap transactions based on reference programs of such advisors.  Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. As of June  30, 2019, the commodity trading advisors are EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP (“Episteme”), Quantica Capital AG (“Quantica”), Sterling Partners Quantitative Investments LLC (“Sterling”) and Transtrend B.V. (“Transtrend”) (collectively, the “Advisors”).  The Partnership will obtain the equivalent of net profits or net losses generated by H2O AM LLP (“H2O”) and Winton Capital Management Limited (“Winton”) as reference traders (“collectively, the “Reference Traders”) through off-exchange swap transactions and will not allocate assets to H2O or Winton directly.  As of May 1, 2019, Amplitude Capital International Limited (“Amplitude”) is no longer a  trading advisor of the Partnership.  The assets of the Partnership previously allocated to Amplitude were reallocated to the Partnership’s existing trading advisors as of that date.  Effective June 14, 2019, Episteme became a trading advisor of the Partnership.    The Advisors and Reference Traders are paid a consulting fee, either monthly or quarterly, directly or through swap transactions, ranging from 0.2 percent to 1 percent per annum of the Partnership’s month-end allocated net assets and a quarterly, semi-annual or annual incentive fee, directly or through swap transactions, ranging from 0 percent to 20 percent of the new trading profits on the allocated net assets of the Advisor or Reference Trader.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $830,346 and $1,711,765, respectively, for the three and six months ended June 30, 2019 and $1,099,437 and $2,334,856, respectively, for the three and six months ended June 30, 2018, are shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $52,829 and $108,468, respectively, for the three and six months ended June 30, 2019 and $69,467 and $148,975, respectively, for the three and six months ended June 30, 2018, are shown on the consolidated statement of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $45,955 and $94,275, respectively, for the three and six months ended June 30, 2019 and $60,463 and $129,591, respectively, for the three and six months ended June 30, 2018, respectively, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the general partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership.  The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period.  For the three and six months ended June 30, 2019, EMC was paid approximately $18,200 and $39,700, respectively, in consulting fees and no incentive fees.  For the three and six months ended June 30, 2018, EMC was paid approximately $34,200 and $74,400, respectively, in consulting fees and no incentive fees.

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

Note 6. Redemptions and Allocation of Net Income or Loss

Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class Limited Partners have the right to redeem units as of any month-end upon ten (10) days’ prior written notice to the Partnership. The General Partner, however, may permit earlier redemptions in its discretion. Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class Limited Partners were prohibited from redeeming such units for the three months following the subscription for units. Global 3 Class Limited Partners who redeemed their units after the three-month lock-up, but prior to the one-year anniversary of their subscriptions for the redeemed units, paid the applicable early redemption fee. There were no redemption fees applicable to Legacy 1 Class, Legacy 2 Class, Global 1 Class and Global 2 Class Limited Partners or to Global 3 Class Limited Partners who redeemed their units on or after the one-year anniversary of their subscription. Redemptions will be made as of the last day of the month for an amount equal to the net asset value per unit, as defined, represented by the units to be redeemed. The right to obtain redemption is also contingent upon the Partnership’s having property sufficient to discharge its liabilities on the redemption date and may be delayed if the General Partner determines that earlier liquidation of commodity interest positions to meet redemption payments would be detrimental to the Partnership or nonredeeming Limited Partners.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Total return – Class A Units	1.38%	(0.21)%	2.86%	(6.05)%
Total return – Class B Units	1.27%	(0.38)%	2.58%	(6.36)%
Total return – Legacy 1 Class Units	1.94%	0.36%	3.99%	(4.96)%
Total return – Legacy 2 Class Units	1.88%	0.30%	3.79%	(5.07)%
Total return – Global 1 Class Units	2.08%	0.50%	4.14%	(4.34)%
Total return – Global 2 Class Units	2.02%	0.44%	4.10%	(4.47)%
Total return – Global 3 Class Units	1.59%	0.00%	3.29%	(5.31)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	5.17%	5.16%	5.18%	5.11%
Incentive fees (2)	0.29%	0.00%	0.32%	0.00%
Total expenses	5.46%	5.16%	5.50%	5.11%
Net investment loss (1) (3)	(3.44)%	(4.20)%	(3.62)%	(4.19)%

(1)	Annualized.
(2)	Not annualized.
(3)	Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and six months ended June  30, 2019 and 2018 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three and six months ended June  30, 2019 and 2018.

Class A Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$960.00	$988.92	$946.24	$1,050.40
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	25.61	9.01	49.05	(40.38)
Expenses net of interest and dividend income*	(12.34)	(11.13)	(22.02)	(23.22)
Total income (loss) from operations	13.27	(2.12)	27.03	(63.60)
Net asset value per unit at end of period	$973.27	$986.80	$973.27	$986.80

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Class B Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$777.20	$805.87	$767.31	$857.37
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	20.66	7.45	39.69	(32.90)
Expenses net of interest and dividend income*	(10.76)	(10.49)	(19.90)	(21.64)
Total income (loss) from operations	9.90	(3.04)	19.79	(54.54)
Net asset value per unit at end of period	$787.10	$802.83	$787.10	$802.83

Legacy 1 Class Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$791.92	$797.43	$776.34	$842.06
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	20.70	7.30	39.85	(32.72)
Expenses net of interest and dividend income*	(5.31)	(4.40)	(8.88)	(9.01)
Total income (loss) from operations	15.39	2.90	30.97	(41.73)
Net asset value per unit at end of period	$807.31	$800.33	$807.31	$800.33

Legacy 2 Class Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$770.52	$778.33	$756.33	$822.36
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	20.41	7.11	39.21	(31.92)
Expenses net of interest and dividend income*	(5.93)	(4.77)	(10.54)	(9.77)
Total income (loss) from operations	14.48	2.34	28.67	(41.69)
Net asset value per unit at end of period	$785.00	$780.67	$785.00	$780.67

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Global 1 Class Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$793.10	$795.21	$777.40	$835.42
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	21.00	7.32	40.34	(29.42)
Expenses net of interest and dividend income*	(4.51)	(3.32)	(8.15)	(6.79)
Total income (loss) from operations	16.49	4.00	32.19	(36.21)
Net asset value per unit at end of period	$809.59	$799.21	$809.59	$799.21

Global 2 Class Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$774.74	$778.12	$759.26	$818.12
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	20.52	7.14	39.42	(29.00)
Expenses net of interest and dividend income*	(4.90)	(3.72)	(8.32)	(7.58)
Total income (loss) from operations	15.62	3.42	31.10	(36.58)
Net asset value per unit at end of period	$790.36	$781.54	$790.36	$781.54

Global 3 Class Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$651.28	$665.19	$640.57	$702.50
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	17.24	6.37	33.10	(24.67)
Expenses net of interest and dividend income*	(6.86)	(6.38)	(12.01)	(12.65)
Total income (loss) from operations	10.38	(0.01)	21.09	(37.32)
Net asset value per unit at end of period	$661.66	$665.18	$661.66	$665.18

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

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value.  The cash deposited with the FCMs, interbank market makers and swap counterparties at June  30, 2019 and December 31, 2018 was $11,330,834 and $12,858,812, respectively, which was 16.35% and 16.50% of the net asset value, respectively, and is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.

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

For the three and six months ended June  30, 2019, the monthly average number of futures contracts bought and sold was 7,210 and 9,088, respectively, and the monthly average number of forward contracts bought and sold was 63 and 247, respectively.   For the three and six months ended June  30, 2018, the monthly average number of futures contracts bought and sold was 22,205 and 22,981, respectively, and the monthly average number of forward contracts bought and sold was 438 and 449, respectively.  The following tables summarize the quantitative information required by FASB ASC 815:

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Fair Values of Derivative Instruments at June  30, 2019 and December 31, 2018

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	6/30/2019	6/30/2019	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$21,957	$(44,757)	$(22,800)

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	126,152	(194,424)	(68,272)

Energy contracts	Net Unrealized gain (loss) on open futures contracts	373,982	(251,597)	122,385

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	1,374,547	(98,026)	1,276,521

Meats contracts	Net Unrealized gain (loss) on open futures contracts	61,300	(1,089)	60,211

Metals contracts	Net Unrealized gain (loss) on open futures contracts	513,777	(174,961)	338,816

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	25,483	(108,776)	(83,293)

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	319,477	(60,985)	258,492

		$2,816,675	$(934,615)	$1,882,060

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$241,182	$(189,528)	$51,654

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$2,329,183	$(764,657)	$1,564,526

*At June 30, 2019, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date April 30, 2024
Agricultural contracts	3%
Energy contracts	1%
Interest rate contracts	68%
Metals contracts	2%
Stock indices contracts	4%
Forward currency contracts	22%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	48%
Stock indices contracts	16%
Forward currency contracts	36%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	12/31/2018	12/31/2018	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$137,471	$(21,434)	$116,037

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	319,952	(279,232)	40,720

Energy contracts	Net Unrealized gain (loss) on open futures contracts	213,143	(29,596)	183,547

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	1,472,305	(230,289)	1,242,016

Meats contracts	Net Unrealized gain (loss) on open futures contracts	34,138	(20,908)	13,230

Metals contracts	Net Unrealized gain (loss) on open futures contracts	489,925	(224,143)	265,782

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	149,703	(25,803)	123,900

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	135,976	(393,667)	(257,691)

		$2,952,613	$(1,225,072)	$1,727,541

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$142,015	$(183,443)	$(41,428)

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$2,528,979	$(595,870)	$1,933,109

*At December 31, 2018, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date March 29, 2019
Agricultural contracts	4%
Energy contracts	2%
Interest rate contracts	58%
Metals contracts	1%
Stock indices contracts	4%
Forward currency contracts	31%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	52%
Stock indices contracts	15%
Forward currency contracts	33%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three and Six Months Ended June  30, 2019 and 2018

		Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Type of Contract		June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Agriculturals contracts	Net gain (loss) from futures trading	$(211,545)	$(102,313)	$(94,666)	$(838,667)
Currencies contracts	Net gain (loss) from futures trading	(289,561)	12,833	(795,744)	124,916
Energy contracts	Net gain (loss) from futures trading	(35,756)	1,910,097	(613,998)	1,472,546
Interest rates contracts	Net gain (loss) from futures trading	1,965,918	163,502	5,043,809	620,708
Meats contracts	Net gain (loss) from futures trading	(36,169)	(178,392)	(62,318)	(286,676)
Metals contracts	Net gain (loss) from futures trading	472,304	(649,261)	218,959	(1,548,636)
Soft commodities contracts	Net gain (loss) from futures trading	(48,942)	197,281	(211,447)	854,375
Stock indices	Net gain (loss) from futures trading	405,353	(620,585)	985,072	(3,587,583)
Forward Currency Contracts	Net gain (loss) from forward trading	114,565	(68,368)	150,920	10,706
Swap Contracts	Net gain (loss) from swap trading	(137,665)	665,135	(368,583)	959,955

		$2,198,502	$1,329,929	$4,252,004	$(2,218,356)

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Line Item in Consolidated Statement of Operations	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net gain (loss) from futures trading
Realized	$2,427,565	$(131,730)	$4,315,148	$(2,049,776)
Change in unrealized	(205,963)	864,892	154,519	(1,139,241)
Total realized and change in unrealized net gain (loss) from futures trading	$2,221,602	$733,162	$4,469,667	$(3,189,017)

Net gain (loss) from forward trading
Realized	$39,925	$(59,020)	$57,838	$(103,417)
Change in unrealized	74,640	(9,348)	93,082	114,123
Total realized and change in unrealized net gain (loss) from forward trading	$114,565	$(68,368)	$150,920	$10,706

Net gain (loss) from swap trading
Change in unrealized	$(137,665)	$665,135	$(368,583)	$959,955
Total realized and change in unrealized net gain (loss) from swap trading	$(137,665)	$665,135	$(368,583)	$959,955

Total realized and change in unrealized net gain (loss) from futures, forward and swap trading	$2,198,502	$1,329,929	$4,252,004	$(2,218,356)

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition:

Offsetting of Derivative Assets

As of June  30, 2019

			Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$2,816,675	$(934,615)	$1,882,060
Forward contracts	241,182	(189,528)	51,654
Swap contracts	2,329,183	(764,657)	1,564,526
Total derivatives	$5,387,040	$(1,888,800)	$3,498,240

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Offsetting of Derivative Liabilities

As of June  30, 2019

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$934,615	$(934,615)	$—
Forward contracts	189,528	(189,528)	—
Swap contracts	764,657	(764,657)	—
Total derivatives	$1,888,800	$(1,888,800)	$—

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of June  30, 2019

		Gross Amounts Not Offset in the Consolidated
		Statement of Financial Condition
	Net Amount of
	Unrealized Gain/(Loss)
	Presented in
	the Consolidated
	Statement of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

ADM Investor Services, Inc.	$708,064	$—	$—	$708,064
Deutsche Bank AG	1,564,526	—	—	1,564,526
SG Americas Securities, LLC	1,225,650	—	—	1,225,650
Total	$3,498,240	$—	$—	$3,498,240

Offsetting of Derivative Assets

As of December 31, 2018

			Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statement of	Statement of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$2,952,613	$(1,225,072)	$1,727,541
Forward contracts	142,015	(183,443)	(41,428)
Swap contracts	2,528,979	(595,870)	1,933,109
Total derivatives	$5,623,607	$(2,004,385)	$3,619,222

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

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through date of issuance of the accompanying consolidated financial statements.  Subsequent to June  30, 2019, there were no redemptions from the Partnership.

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

Effective April 1, 2019, Grant Park is no longer offering its limited partnership units for sale.  For existing investors in Grant Park, business has been and will continue to be conducted as usual.  There was no change in the trading, operations, or monthly statements, etc., and redemption requests will continue to be offered on a monthly basis.

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

GP 1, LLC (“GP 1”)          GP 5, LLC (“GP 5”)          GP 11, LLC (“GP 11”)          GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”)          GP 8, LLC (“GP 8”)          GP 14, LLC (“GP 14”)

GP 4, LLC (“GP 4”)          GP 9, LLC (“GP 9”)          GP 17, LLC (“GP 17”)

There were no assets allocated to GP 11, GP 14 and GP 17 as of June  30, 2019.

Grant Park invests through the Trading Companies with independent professional commodity trading advisors or through swap transactions based on reference programs of certain reference traders.  EMC Capital Advisors LLC, Episteme Capital Partners (UK) LLP, Quantica Capital AG, Sterling Partners Quantitative Investments LLC and Transtrend B.V. serve as Grant Park’s commodity trading advisors. Grant Park obtains the equivalent of net profits or net losses generated by H2O AM LLP and Winton Capital Management Limited as reference traders through off-exchange swap transactions and does not allocate assets to H2O or Winton directly.  Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA.  As of June  30, 2019, the general partner allocated between 5% to 25% of Grant Park’s net assets through the respective Trading Companies among its trading advisors to EMC, Episteme, Quantica, Sterling and Transtrend, and the swap transactions through which H2O and Winton are reference traders are similarly within this range.  No more than 25% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor or reference trader. The general partner may terminate or replace the trading advisors and/or enter into swap transactions related to the performance of reference traders or retain additional trading advisors in its sole discretion.    As of May 1, 2019, Amplitude Capital International Limited is no longer a trading advisor of Grant Park.    The assets of Grant Park previously allocated to Amplitude were reallocated to Grant Park’s existing trading advisors as of that date.  Effective June 14, 2019, Episteme was added as a trading advisor of Grant Park.

The table below illustrates the trading advisors or reference traders for each class of Grant Park’s outstanding limited partnership units as of June  30, 2019:

	EMC	Episteme	H2O*	Quantica	Sterling	Transtrend	Winton*
Class A	X	X	X	X	X	X	X
Class B	X	X	X	X	X	X	X
Legacy 1	X	X	X	X	X	X	X
Legacy 2	X	X	X	X	X	X	X
Global 1	X	X	X	X	X	X	X
Global 2	X	X	X	X	X	X	X
Global 3	X	X	X	X	X	X	X

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and six months ended June  30, 2019 and 2018, are set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total return – Class A Units	1.38%	(0.21)%	2.86%	(6.05)%
Total return – Class B Units	1.27%	(0.38)%	2.58%	(6.36)%
Total return – Legacy 1 Class Units	1.94%	0.36%	3.99%	(4.96)%
Total return – Legacy 2 Class Units	1.88%	0.30%	3.79%	(5.07)%
Total return – Global 1 Class Units	2.08%	0.50%	4.14%	(4.34)%
Total return – Global 2 Class Units	2.02%	0.44%	4.10%	(4.47)%
Total return – Global 3 Class Units	1.59%	0.00%	3.29%	(5.31)%

Grant Park’s total net asset value at June  30, 2019 was approximately $69.3 million, at December 31, 2018 was approximately $77.9 million, and at June  30, 2018 was approximately $92.2 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding the swap transactions, for the three and six months ended June  30, 2019 and 2018.

	% Gain (Loss)		% Gain (Loss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Agriculturals	(0.3)%	(0.1)%	(0.1)%	(0.9)%
Currencies	(0.4)	—	(1.1)	0.1
Energy	(0.1)	2.1	(0.9)	1.6
Interest rates	2.8	0.2	7.3	0.7
Meats	(0.1)	(0.2)	(0.1)	(0.3)
Metals	0.7	(0.7)	0.3	(1.7)
Soft commodities	(0.1)	0.2	(0.3)	0.9
Stock indices	0.6	(0.7)	1.4	(3.9)
Forward currency contracts	0.2	(0.1)	0.2	—

Total	3.3%	0.7%	6.7%	(3.5)%

Three months ended June  30, 2019 compared to three months ended June  30, 2018

For the three months ended June 30, 2019, Grant Park had a positive return of 1.4% for the Class A units, a positive return of 1.3% for the Class B units, a positive return of 1.9% for the Legacy 1 Class units, a positive return of 1.9% for the Legacy 2 Class units, a positive return of 2.1% for the Global 1 Class units, a positive return of 2.0% for the Global 2 Class units, and a positive return of 1.6% for the Global 3 Class units. On a combined basis prior to expenses,

Grant Park had trading gains of 3.3% which were decreased by lossess of 0.2% from swap transactions and increased by gains of 0.4% from interest and dividend income. These trading gains were decreased by 2.0% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.  For the same period in 2018, Grant Park had a negative return of 0.2% for the Class A units, a negative return of 0.4% for the Class B units, a positive return of 0.4% for the Legacy 1 Class units, a positive return of 0.3% for the Legacy 2 Class units, a positive return of 0.5% for the Global 1 Class units, a positive return of 0.4% for the Global 2 Class units, and a return of 0% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 0.7% which were increased by gains of 0.7% from swap transactions and increased by gains of 0.2% from interest and dividend income. These trading gains were decreased by 1.8% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

 Six months ended June 30, 2019 compared to six months ended June 30,2018

For the six months ended June 30, 2019, Grant Park had a positive return of 2.9% for the Class A units, a positive return of 2.6% for the Class B units, a positive return of 4.0% for the Legacy 1 Class units, a positive return of 3.8% for the Legacy 2 Class units, a positive return of 4.1% for the Global 1 Class units, a positive return of 4.1% for the Global 2 Class units, and a positive return of 3.3% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 6.7% which were decreased by losses of 0.5% from swap transactions and increased by gains of 0.8% from interest and dividend income. These trading gains were decreased by 4.0% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2018, Grant Park had a negative return of 6.0% for the Class A units, a negative return of 6.4% for the Class B units, a negative return of 5.0% for the Legacy 1 Class units, a negative return of 5.1% for the Legacy 2 Class units, a negative return of 4.3% for the Global 1 Class units, a negative return of 4.5% for the Global 2 Class units, and a negative return of 5.3% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of 3.5% which were decreased by gains of 1.0% from swap transactions and decreased by gains of 0.5% from interest and dividend income. These trading losses were increased by 3.8% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three and six months ended June  30, 2019

Grant Park registered gains in the second quarter as profits in the fixed income, equities and metals markets were slightly offset by losses in the agriculaturals/softs/meats, currencies and energies sectors.

For April, positive performance was led by profitable positions in the equities, currencies, agriculaturals/softs/meats, energies and metals sectors.  Performance in the fixed income sector was negative.  Positive equity performance was led by positions in the S&P 500, Nasdaq 100, Dax, and Eurostoxx indices.  The currencies sector was positive, led by positions in the Mexican peso, Swiss franc and Japanese yen.  In the agriculaturals/softs/meats sector, positions in coffee, wheat and soybeans led positive performance.  The energy sector performance was slightly positive, where gains in natural gas and gasoline blendstock positions were partially offset by losses in gas oil positions.  Performance in the metals sector was essentially unchanged, with gains in aluminum offset by losses in zinc, copper, platinum and gold.  The fixed income sector performance was negative, led by losses in German bunds, U.S. treasury bonds and short sterling positions.

Performance for May was negative and was driven by losses in the equities, agriculaturals/softs/meats, energies and currencies sectors.  Performance in the fixed income and metals sectors was positive.  Negative equity performance was driven by positions in the S&P 500, Nasdaq 100, MSCI EM, Dow and Nikkei indices.  In the agriculaturals/softs/meats sector, positions in corn, wheat and coffee led negative performance.  Performance in the energy sector was negative, where losses in brent oil, gas oil, crude oil and gasoline blendstock positions were partially offset by gains in natural gas positions.  The currencies sector was slightly negative, led by positions in the Mexican peso and Japanese yen.  The fixed income sector performance was positive, led by gains in German bunds, eurodollars and Australian 10-year treasury bonds.  Performance in the metals sector was slightly positive, where gains in copper, lead, platinum and silver were partially offset by losses in zinc and palladium.

Grant Park’s performance for June was positive, led by gains in the fixed income, equities, metals and energies sectors.  Performance in the currencies and agriculaturals/softs/meats sectors was negative.  Fixed income performance was driven by positions in Italian government bonds, German bunds and eurodollars.  Positive equity performance was driven by positions in the S&P 500, Nasdaq 100, FTSE, Dow and Euro Stoxx indices.  In the metals sector, positive performance in gold and palladium positions was slightly offset by negative performance in lead, nickel and copper.  Performance in the energy sector was positive, led by positions in crude oil and natural gas.  Positions in heating oil and Brent oil offset some positive performance.  The currencies sector performance was negative, led by losses in the euro, Canadian, U.S., New Zealand and Australian dollars.  Performance in the agriculaturals/softs/meats sector was slightly negative, led by losses in coffee, sugar and soybeans.

Key trading developments for Grant Park during the first six months of 2019 included the following:

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

April. Grant Park recorded gains during the month. Class A units were up 2.67%, Class B units were up 2.65%, Legacy 1 Class units were up 2.89%, Legacy 2 Class units were up 2.83%, Global 1 Class units were up 2.90%, Global 2 Class units were up 2.88% and Global 3 Class units were up 2.75%.  Overall Grant Park performance was positive, led by profitable positions in the equities, currencies, agriculturals, energies and metals sectors.  Performance in the fixed income sector was negative.  Positive equity performance was led by positions in the S&P 500 Index, the Nasdaq 100 Index, the Dax Index and the Eurostoxx Index.  The currencies sector was positive, led by positions in the Mexican peso, Swiss franc and Japanese yen.  In the agriculturals sector, positions in coffee, wheat and soybeans led positive performance.  Performance in the energy sector was slightly positive, where gains in natural gas and gasoline blendstock positions were partially offset by losses in gas oil positions.  Performance in the metals sector was essentially unchanged, with gains in aluminum offset by losses in zinc, copper, platinum and gold.  The fixed income sector performance was negative, led by losses in German Bunds, U.S. Treasury Bonds and Short Sterling positions.  Positive performance by Australian 3-Year Treasury Bonds and Australian Treasury Bills partially offset sector losses.

May. Grant Park recorded losses during the month.  Class A units were down 2.21%, Class B units were down 2.29%, Legacy 1 Class units were down 2.04%, Legacy 2 Class units were down 2.02%, Global 1 Class units were down 1.97%, Global 2 Class units were down 1.98% and Global 3 Class units were down 2.15%.  Overall Grant Park performance was negative, led by losses in the equities, agriculturals, energies and currencies sectors.  Performance in the fixed income and metals sectors was positive.  Negative equity performance was driven by positions in the S&P 500, Nasdaq 100, MSCI EM, Dow and Nikkei indices.  In the agriculturals sector, positions in corn, wheat and coffee led negative performance.  Performance in the energy sector was negative, where losses in brent oil, gas oil, crude oil and gasoline blendstock positions were partially offset by gains in natural gas positions.  The currencies sector was slightly negative, led by positions in the Mexican peso and Japanese yen.  The fixed income sector performance was positive, led by gains in German Bunds, Eurodollars and Australian 10-Year Treasury Bonds.  Performance in the metals sector was slightly positive, where gains in copper, lead, platinum and silver were partially offset by losses in zinc and palladium.

June. Grant Park recorded gains during the month. Class A units were up 0.98%, Class B units were up 0.98%, Legacy 1 Class units were up 1.14%, Legacy 2 Class units were up 1.12%, Global 1 Class units were up 1.19%, Global 2 Class units were up 1.17% and Global 3 Class units were up 1.04%.    Fixed income performance was driven by positions in Italian government bonds, German bunds and eurodollars.  Positive equity performance was driven by positions in the S&P 500, Nasdaq 100, FTSE, Dow and Euro Stoxx indices.  In the metals sector, positive performance in gold and palladium positions was slightly offset by negative performance in lead, nickel and copper.  Performance in the energy sector was positive, led by positions in crude oil and natural gas.  Positions in heating oil and Brent oil offset some positive performance. The currencies sector performance was negative, led by losses in the euro, Canadian, U.S., New Zealand and Australian dollars.  Performance in the agriculturals/softs/meats sector was slightly negative, led by losses in coffee, sugar and soybeans.

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

 Capital Resources

Effective April 1, 2019, units in Grant Park were no longer offered for sale.  For existing investors in Grant Park, business has been and will continue as usual.  There was no change in trading, operations or monthly statements, etc., and redemptions requests will continue to be offered on a monthly basis.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of June  30, 2019 and December 31, 2018 and the trading gains/losses by market category for the six months ended June  30, 2019 and the year ended December 31, 2018.  All open position trading risk exposures of Grant Park, except for the swap transactions, have been included in calculating the figures set forth below. As of June  30, 2019, Grant Park’s net asset value was approximately $69.3 million. As of December 31, 2018, Grant Park’s net asset value was approximately $77.9 million.

	June 30, 2019
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.4%	1.4%
Interest Rates	0.3	7.3
Currencies & Forward currency contracts	0.2	(0.9)
Agriculturals/softs/meats	0.1	(0.5)
Energy	0.1	(0.9)
Metals	0.1	0.3
Aggregate/Total	0.6%	6.7%

	December 31, 2018
Market Sector	Value at Risk*	Trading Gain/(Loss)

Currencies & Forward currency contracts	0.4%	(0.1)%
Interest Rates	0.4	1.1
Stock indices	0.2	(5.7)
Energy	0.2	1.3
Agriculturals/softs/meats	0.2	(0.8)
Metals	0.2	(0.9)

Aggregate/Total	0.8%	(5.1)%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of June 30, 2019, by market sector.

Stock Indices

Grant Park’s primary equity exposure is due to equity price risk in G-7 countries, as well as other jurisdictions, including Australia, the Eurozone, Hong Kong, Malaysia, Mexico, Poland, Singapore, South Africa, Sweden, Taiwan, Thailand and Turkey. The stock index futures contracts currently traded by Grant Park are futures on broadly-based indices and on narrow-based stock index or single-stock futures contracts.  As of June 30, 2019, Grant Park was predominantly long equities in Australia, Canada, the Eurozone, Hong Kong, Japan, Singapore, South Africa, Sweden, Taiwan, Thailand, the U.K. and the U.S. and short equities in Mexico and Turkey.

Interest Rates

Interest rate risk is a principal market exposure of Grant Park. Interest rate movements directly affect the price of the futures positions held by Grant Park and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, could materially impact Grant Park’s profitability. Grant Park’s primary interest rate exposure is due to interest rate fluctuations in the United States and the other G-7 countries. Grant Park also takes futures positions on the government debt of smaller nations, such as Australia and New Zealand. The general partner anticipates that G-7 interest rates will remain the primary market exposure of Grant Park for the foreseeable future.  As of June 30, 2019, Grant Park held long positions in interest rate instruments in Japan, New Zealand, Australia, Switzerland, Canada, the Eurozone, Germany, and the U.K and short positions in the U.S.

Currencies

Exchange rate risk is a significant market exposure of Grant Park. Grant Park’s currency exposure is due to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. Grant Park trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar. The general partner anticipates that the currency sector will remain one of the primary market exposures for Grant Park for the foreseeable future.  As of June 30, 2019, Grant Park was long the U.S. dollar against the Australian dollar, British pound, euro, Japanese yen, New Zealand dollar and Swiss franc and short the U.S. dollar against the Canadian dollar and Mexican peso.

Agriculturals/Softs/Meats

Grant Park’s primary commodities risk exposure is driven by agricultural price movements, which are often directly affected by severe or unexpected weather conditions, as well as other factors.  As of June 30, 2019, in the agriculturals/softs/meats markets, Grant Park had long exposure to cocoa, oats, rapeseed, rough rice, rubber and wheat and Grant Park had short exposure to canola, coffee, corn, cotton, crude palm oil, feeder cattle, milk, lean hogs, live cattle, lumber, orange juice, soybeans, soybean meal, soybean oil, sugar and sunflower seeds.

Energy

Grant Park’s primary energy market risk exposure is due to price movements in the gas and oil markets, which often result from political developments in the Middle East, Nigeria, Russia, and South America.  As of June  30, 2019, in the energy market Grant Park had long exposure to carbon emission, crude oil and NY harbor RBOB gas and short exposure to brent crude, gas oil, heating oil, natural gas, UK natural gas.

Metals

Grant Park’s metals market risk exposure is due to fluctuations in the price of both precious metals, including gold and silver, and on base metals, including aluminum, lead, copper, tin, nickel, palladium and zinc. As of June  30, 2019, in the metals sector Grant Park had long positions in gold, iron ore and palladium and short positions in aluminum, copper, lead, nickel, platinum, silver and zinc.

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of June  30, 2019.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended June  30, 2019 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2018, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	None

Issuer Purchases of Equity Securities

(c)

The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed by Grant Park during the three months ended June  30, 2019.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)

4/1/2019 through 4/30/2019	4.46	$985.66	1,734.12	$797.78	27.81	$814.79	0.00	$792.29	650.28	$816.13	0.00	$797.02	55.85	$669.21	2,472.52	(2)
5/1/2019 through 5/31/2019	0.00	$963.85	1,522.89	$779.47	185.12	$798.19	0.00	$776.29	589.41	$800.09	0.00	$781.25	63.24	$654.82	2,360.66	(2)
6/1/2019 through 6/30/2019	296.07	$973.27	1,731.93	$787.10	0.00	$807.31	0.00	$785.00	229.22	$809.59	0.00	$790.36	0.00	$661.66	2,257.22	(2)
Total	300.53	$973.45	4,988.94	$788.48	212.93	$800.36	0.00	$784.53	1,468.91	$808.67	0.00	$789.54	119.09	$661.57	7,090.40	(2)

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
101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June  30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: August 14, 2019	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)