Form 10-K
period 2019-12-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2020-03-11
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 0-50316

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

(Exact name of Registrant as specified in its charter)

Illinois	36-3596839
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

c/o Dearborn Capital Management, L.L.C.
555 West Jackson Boulevard, Suite 600
Chicago, Illinois	60661
(Address of Principal Executive Offices)	(Zip Code)

(312) 756-4450

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☒	Smaller Reporting Company ☒ Emerging Growth Company ☐

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

The Registrant has no voting stock. As of January 31, 2020, there were 4,047.68 Class A Units, 51,955.08 Class B Units, 497.72 Legacy 1 Class Units, 403.68 Legacy 2 Class Units, 18,449.08 Global Alternative Markets 1 Class Units, 837.23 Global Alternative Markets 2 Class Units, and 477.23 Global Alternative Markets 3 Class Units issued and outstanding.

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

During the continuous offering period, Grant Park was a registrant with the Securities and Exchange Commission (the “SEC”) and was subject to the regulatory requirements under the Securities Act of 1933.  Units in Grant Park are no longer offered, as described below.  Grant Park is a “reporting company” subject to the regulatory requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Effective April 1, 2019, Grant Park is no longer offering its limited partnership units for sale. For existing investors in Grant Park, business has been and will continue to be conducted as usual. There was no change in the trading, operations, or monthly statements, etc., and redemption requests will continue to be offered on a monthly basis.

Approximately $1,494,894,000 was raised during the initial and continuing offering periods ending with the withdrawal of Grant Park’s registration statement on April 1, 2019.

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 11, LLC (“GP 11”)

GP 3, LLC (“GP 3”)   GP 8, LLC (“GP 8”)   GP 18, LLC (“GP 18”)

GP 4, LLC (“GP 4”)   GP 9, LLC (“GP 9”)

There were no assets allocated to GP 11, GP 14, LLC and GP 17, LLC as of December 31, 2019, and there were no assets allocated to GP 3 as of December 31, 2018.  GP 14, LLC and GP 17, LLC were closed in December 2019.

Through their respective Trading Companies, EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP (“Episteme”) and Quantica Capital AG (“Quantica”), (collectively, the “Advisors”), served as Grant Park’s commodity trading advisors at December 31, 2019. Grant Park obtains the equivalent of net profits or net losses generated by H2O AM LLP (“H2O”) and Winton Capital Management Limited (“Winton”) as reference traders through off-exchange swap transactions and does not allocate assets to H2O or Winton directly.  Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of December 31, 2019, the general partner allocated between 1% to 35% of Grant Park’s net assets through the respective Trading Companies among its trading advisors EMC, Episteme and Quantica and the swap transactions through which H2O and Winton are reference traders are similarly within this range.  No more than 35% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor or reference trader.  The general partner may terminate or replace the trading advisors and/or enter into swap transactions related to the performance of reference traders or retain additional trading advisors in its sole discretion.    Grant Park utilizes ADM Investor Services, Inc. and SG Americas Securities, LLC as its clearing brokers. The general partner may retain additional or substitute clearing brokers for Grant Park in its sole discretion.

As of December 31, 2019, Grant Park had a net asset value of approximately $63.2 million and 2,537 limited partners. As of the close of business on December 31, 2019, the net asset value per unit of the Class A units was $992.10, the net asset value per unit of the Class B units was $799.78, the net asset value per unit of the Legacy 1 Class units was $832.28, the net asset value per unit of the Legacy 2 Class units was $808.27, the net asset value per unit of the Global 1 Class units was $836.87, the net asset value per unit of the Global 2 Class units was $815.99 and the net asset value per unit of the Global 3 Class units was $677.29.

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
0% to 20% of the new trading profits, if any, achieved
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

Corporate Information

The general partner’s principal executive offices are located at 555 West Jackson Boulevard, Suite 600, Chicago, Illinois 60661, and our telephone number at that address is (312) 756-4450. Our website address is www.grantparkfunds.com. We make available at this address, under the “Grant Park Funds” tab, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. There filings are also available on the SEC's website at www.sec.gov.  The contents of our website are not incorporated by reference into this report.

ITEM 1A.RISK FACTORS

Grant Park’s performance, trading activities, operating results, financial condition and net asset value could be negatively impacted by a number of risks and uncertainties, including those outlined below, which we consider the most significant risks that may affect the value of your investment in Grant Park. You should also refer to the other information included in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes for the year ended December 31, 2019, as well as information incorporated by reference herein, for further information regarding Grant Park.

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

Grant Park’s international trading activities are subject to global risks and market disruption.

Trading on international markets may increase the risk that events or circumstances that disrupt such markets may have a materially adverse effect on Grant Park’s business or operations or the value of positions held by Grant Park.  Such events or circumstances may include, but are not limited to, inflation or deflation, currency devaluation, interest rate changes, exchange rate fluctuations, changes in government policies, natural disasters, pandemics or other extraordinary events such as coronavirus, armed conflicts, political or social instability or other unforeseen developments that cannot be quantified.

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

The United Kingdom’s (“UK”) exit from the European Union (“EU”), commonly referred to as “Brexit,” approved by UK voters in a referendum held on June 23, 2016, was originally scheduled to occur on March 29, 2019 (“Original Date”).  As a result of negotiations between the UK and the EU, the Original Date was extended to not later than October 31, 2019 (“Extension Date”).  The UK and the EU agreed on a draft withdrawal agreement (“Withdrawal Agreement”) regarding the UK's withdrawal from the EU on October 17, 2019.  The Withdrawal Agreement was ratified and entered into force on January 31, 2020 (“Withdrawal Date”).  The UK Parliament passed the Withdrawal Agreement Act, which implements the Draft Agreement in UK law.  The UK and the EU entered into a transition period (“Transition Period”) as of the Withdrawal Date to provide time for the UK and the EU to negotiate terms and details of their future relationship.  The Transition Period is currently scheduled to end on December 31, 2020, and, if no agreement is reached, the default scenario would be a “no-deal” Brexit.

Uncertainty regarding the terms and timing of Brexit could potentially disrupt the markets in which Grant Park trades and adversely change tax benefits or liabilities in certain jurisdictions. Such continuing uncertainty may cause or exacerbate volatility in global markets or currency exchange rate fluctuations that may adversely affect Grant Park or Grant Park’s results in one or more ways that neither the general partner nor any of the trading advisors or reference traders could anticipate or forecast.

Grant Park may be affected by LIBOR transition or phaseout.

To the extent that swap transactions or other derivative instruments in which Grant Park trades or invests extend beyond the last calendar day of 2021, interest rates for such transactions or instruments might be subject to change to the extent that such rates are calculated using the London Interbank Offered Rate (“LIBOR”).

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021.  It is unclear whether LIBOR will continue to be calculated or published as a reference rate/benchmark after 2021.  To address the possibility of LIBOR’s cessation, the Federal Reserve Board and the Federal Reserve Bank of New York (FRBNY), in coordination with multiple other regulators and large industry participants, convened the Alternative Reference Rates Committee (“ARRC”).  The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as the preferred successor rate for USD LIBOR.  To prepare for a transition from LIBOR to SOFR, the ARRC, the International Swaps and Derivatives Association, and the Financial Accounting Standards Board have all taken various steps to develop appropriate fallback language to address a transition to SOFR that may occur in the future.

In addition, the FCA and the Bank of England are encouraging market participants to change the convention for interest rate swaps denominated in Pound sterling from LIBOR to the Sterling Overnight Index Average (“SONIA”).  The future of LIBOR as of the date of this Form 10-K, or whether SOFR, SONIA or some other benchmark rate will become a successor rate for any swap transactions or other derivative instruments in which Grant Park trades or invests, is uncertain.  If LIBOR ceases to exist, Grant Park may need to renegotiate any agreements extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new reference rate that is established, which may have a materially adverse effect on Grant Park’s ability to engage in such transactions or utilize such instruments.

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

There has been a dramatic increase over the past quarter century in the amount of assets managed by systematic and technical trading systems like that of the trading advisors and reference traders. Assets in managed futures, for example, have grown from approximately $300 million in 1980 to over $318 billion in December 2019 according to BarclayHedge, which serves institutional clients worldwide in the field of hedge fund and managed futures performance measurement and portfolio management. This means increased trading competition among a larger number of market participants for transactions at favorable prices, which could operate to the detriment of Grant Park by preventing Grant Park from affecting transactions at desired prices. It may become more difficult for Grant Park to implement its trading strategies if other commodity trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate commodity interest positions.

Speculative position limits and daily price fluctuation limits may alter trading decisions for Grant Park.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions that any person may hold or control in certain exchange-traded derivatives. Pursuant to amendments to the Commodity Exchange Act made by the Dodd-Frank Act, the CFTC adopted new position limits rules that apply to aggregate positions in 25 core physical commodity contracts and “economically equivalent” futures, options and swaps on certain agricultural, energy and metals commodities. However, on September 28, 2012, the US District Court for the District of Columbia vacated and remanded those rules.  On January 30, 2020, the CFTC proposed new position limit rules that would apply across 25 physically-settled futures contracts and their linked cash-settled futures contracts, options on futures and “economically equivalent” swap contracts.   Until such time as the CFTC adopts new position limit rules, the CFTC’s current Part 150 Regulations will continue to apply.  Those rules impose CFTC position limits on exchange-listed futures and options on futures contracts on certain agricultural commodities.  The exchanges can also impose their position limits and/or position accountability levels for the contracts they list.  Certain swaps listed for trading on exempt commercial markets are also subject to position limits imposed by those markets, but that is also an area where requirements may be changing. All accounts controlled by a particular trading advisor are combined for speculative position limit purposes. If positions in those accounts were to approach the level of the particular speculative position limit, or if prices were to approach the level of the daily limit, these limits could cause a modification of the particular trading advisor’s trading decisions or force liquidation of certain futures or options on futures positions. If one or more of Grant Park’s trading advisors must take either of these actions, Grant Park may be required to forego profitable trades or strategies.

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

Certain of Grant Park’s investments, including exchange-traded funds and mutual funds, are subject to investment advisory and other expenses, which will be indirectly paid by Grant Park. The cost of investing in Grant Park is higher than the cost of investing directly in mutual funds and exchange-traded funds. Investors in Grant Park will indirectly bear fees and expenses charged by the exchange-traded funds and mutual funds in which Grant Park invests in addition to Grant Park’s direct fees and expenses. Any exchange-traded fund and mutual fund that Grant Park invests in operates independently from Grant Park and is subject to investment advisory and other expenses which will be indirectly paid by Grant Park.

Exchange-traded funds are listed on various national stock exchanges. Exchange-traded fund shares may trade at a discount to or a premium above net asset value if there is a limited market in such shares. Exchange-traded funds are also subject to brokerage and other trading costs, which could result in greater expenses to Grant Park. Because the value of exchange-traded fund shares depends on the demand in the market at any given time, Grant Park may not be able to liquidate its holdings in such funds at the most optimal time, adversely affecting performance.

Exchange-traded funds and mutual funds are subject to certain specific risks depending on the nature of the fund. These risks could include, but are not limited to, liquidity risk, sector risk and foreign currency risk, as well as risks associated with fixed income securities, commodities or other derivatives.

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

As a result, Mr. Kavanagh, Mr. Al Rayes, and Mr. Meehan each indirectly own a minority interest in EMC, one of Grant Park’s commodity trading advisors.  The relationship between the principals of the general partner and the principals of EMC may create a conflict of interest in that Mr. Kavanagh, Mr. Al Rayes, and Mr. Meehan may indirectly receive compensation based on the trading services EMC provides to Grant Park, and the general partner may therefore have a disincentive to terminate or replace EMC, even if termination or replacement is or may be in the best interest of Grant Park. The general partner limits the amount of consulting fees paid to EMC to no more than the aggregate dollar amount of consulting fees paid to EMC in 2014, which was $500,300.  The consulting fee cap was based on a 10% allocation and EMC will not be paid more than $500,300 per year in consulting fees.

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

The Dodd-Frank Act includes provisions that comprehensively regulate the OTC derivatives markets for the first time. The Dodd-Frank Act requires that a substantial portion of OTC derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the applicable clearinghouse, as well as possible CFTC-mandated margin requirements. On December 16, 2015, the CFTC adopted margin requirements for non-cleared OTC derivatives executed by registered swap dealers or major swap participants for which no U.S. federal banking agency is a prudential regulator.  Although Grant Park is not directly subject to these margin requirements, to the extent that Grant Park enters into a non-cleared OTC derivatives transaction with a counterparty subject to such requirements, Grant Park will be indirectly affected since such counterparty will be required to collect margin from or post margin to, as applicable, Grant Park. On or after March 1, 2017, all registered swap entities are required to comply with the variation margin requirements for transactions with other swap entities and financial end user counterparties. By September 1, 2020, swap entities with average aggregate notional swap amounts greater than US $50 billion will be required to comply with the initial margin requirements for non-cleared swaps with other swap entities or with all financial end users having a material swaps exposure, and swap entities having average aggregate notional swap amounts greater than US $8 billion will be subject to such requirements beginning on September 1, 2021.

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

The USA Patriot Act of 2001, as amended (the “Patriot Act”) contains, among other things, provisions intended to safeguard against the laundering of money in the United States by individuals involved in illicit or illegal activities. The Patriot Act focuses on individuals wishing to invest their money in U.S. ventures, and provides that domestic investment entities (such as Grant Park) that accept money from such individuals must conduct a substantial investigation to determine whether prospective investors are, or may be, engaged in illicit or illegal activities. If the general partner inadvertently admits a prohibited person or entity as an investor in Grant Park, substantial negative consequences to Grant Park could result, including but not limited to the freezing and/or forfeiture of all of Grant Park’s assets as well as reputational harm. Grant Park undertakes reasonable efforts to safeguard itself from being used by individuals to disguise their illegal or illicit activities. Despite these efforts, however, there is no guarantee that dishonest individuals or those engaged in illicit or illegal activities will be screened successfully from participating as investors in Grant Park.

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

The Bipartisan Budget Act of 2015 introduced new procedures and rules that apply in the case of an audit of a partnership for taxable years beginning after December 31, 2017. These procedures and rules generally provide that assessment and collection of additional income taxes will be made at the partnership level rather than at the partner level. As a result, any such income tax assessment would be borne by limited partners that own units of Grant Park at the time of such assessment, which may be different persons, or persons with different ownership percentages, than persons owning units for the tax year at issue.

Tax law changes could affect an investment in Grant Park.

Legislative, regulatory or administrative changes to the tax laws could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect Grant Park and/or its investors.  The individual and collective impact of such changes is uncertain, and may not become evident for some period of time.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for any of Grant Park’s units. All units may be transferred or redeemed subject to the conditions imposed by Grant Park’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”). As of January 31,  2020 there were 32 Class A unit holders, 1,802 Class B unit holders, 17 Legacy 1 Class unit holders, 6 Legacy 2 Class unit holders, 611 Global 1 Class unit holders, 24 Global 2 Class unit holders, 13 Global 3 Class unit holders, and 4,047.68 Class A units, 51,955.08 Class B units, 497.72 Legacy 1 Class units, 403.68 Legacy 2 Class units, 18,449.08 Global 1 Class units, 837.23  Global 2 Class units and 477.23 Global 3 Class units outstanding.

Dearborn Capital Management, L.L.C., as Grant Park’s general partner, has sole discretion in determining what distributions, if any, Grant Park will make to its unit holders. Grant Park has not made any such distributions as of the date hereof. The general partner does not intend to make any distributions of Grant Park’s assets.

Effective April 1, 2019, Grant Park is no longer offering its limited partnership units for sale.  For existing investors in Grant Park, business has been and will be conducted as usual. The proceeds of the offering were deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Issuer Purchases of Equity Securities

The following table provides information regarding the total Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Global 3 Class units redeemed from Grant Park during the three months ended December 31, 2019.

Period	Total Number of Class A Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Class B Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Legacy 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 1 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 2 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Global 3 Class Units Redeemed	Weighted Average Price Paid per Unit	Total Number of Units Redeemed as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Units that May Yet Be Redeemed Under the Plans/ Program(1)

10/1/2019 through 10/31/2019	126.87	$985.39	902.39	$795.21	8.02	$823.54	26.35	$800.12	884.14	$827.34	0.00	$807.04	29.97	$671.77	1,977.74	(2)
11/1/2019 through 11/30/2019	0.00	$982.98	480.07	$792.85	4.86	$823.07	0.00	$799.50	238.56	$827.24	12.06	$806.77	66.09	$670.59	801.64	(2)
12/1/2019 through 12/31/2019	246.42	$992.10	788.15	$799.78	0.00	$832.28	0.00	$808.27	360.17	$836.87	10.00	$815.99	129.11	$677.29	1,533.85	(2)
Total	373.29	$989.82	2,170.61	$796.35	12.88	$823.36	26.35	$800.12	1,482.87	$829.64	22.06	$810.95	225.17	$674.59	4,313.23	(2)
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

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data of Grant Park as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 is derived from the consolidated financial statements that have been audited by RSM US LLP (formerly known as McGladrey LLP through October 26, 2015), Grant Park’s independent registered public accountant. This financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and with Grant Park’s consolidated financial statements and the notes thereto, included elsewhere in this Annual Report on Form 10-K. Results from past periods are not necessarily indicative of results that may be expected for any future period.

	As of and For the Year Ended December 31,
	2019	2018	2017	2016	2015
Total assets	$64,899,930	$79,748,114	$116,298,655	$170,589,898	$221,473,281
Total partners’ capital	63,185,907	77,934,699	113,483,622	165,364,938	213,734,839
Net trading gains (losses)	6,591,521	(5,721,743)	1,001,345	10,689,956	(17,036,253)
Interest income	770,306	753,179	1,057,222	1,316,496	1,280,436
Dividend income	386,109	211,314	501,762	—	—
Total expenses	4,037,079	4,817,537	7,379,857	11,342,814	17,587,313
Net income (loss)	3,710,857	(9,574,787)	(4,819,528)	663,638	(33,343,130)
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:

General Partner & Limited Partner Class A Units	45.86	(104.16)	(33.85)	(8.55)	(154.77)
General Partner & Limited Partner Class B Units	32.47	(90.06)	(33.37)	(13.39)	(134.71)
General Partner & Limited Partner Legacy 1 Class Units	55.94	(65.72)	(7.29)	11.81	(97.61)
General Partner & Limited Partner Legacy 2 Class Units	51.94	(66.03)	(9.19)	9.36	(98.07)
General Partner & Limited Partner Global 1 Class Units	59.47	(58.02)	(3.40)	21.11	(95.53)
General Partner & Limited Partner Global 2 Class Units	56.73	(58.86)	(5.07)	20.16	(95.66)
General Partner & Limited Partner Global 3 Class Units	36.72	(61.93)	(16.86)	5.70	(98.81)

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents Grant Park’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2019 and 2018, which is unaudited. However, in the opinion of Grant Park, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been made. Interim results are subject to significant seasonal variations and are not indicative of the results of operations to be expected for a full fiscal year.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2019	2019	2019	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total trading gains (losses)	$1,872,263	$1,932,592	$2,850,836	$(64,170)
Net income (loss)	1,119,691	1,109,653	2,064,034	(582,521)
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:

General Partner & Limited Partner Class A Units	13.76	13.27	28.01	(9.18)
General Partner & Limited Partner Class B Units	9.89	9.90	21.40	(8.72)
General Partner & Limited Partner Legacy 1 Class Units	15.58	15.39	28.03	(3.06)
General Partner & Limited Partner Legacy 2 Class Units	14.19	14.48	26.62	(3.35)
General Partner & Limited Partner Global 1 Class Units	15.70	16.49	29.21	(1.93)
General Partner & Limited Partner Global 2 Class Units	15.48	15.62	27.94	(2.31)
General Partner & Limited Partner Global 3 Class Units	10.71	10.38	20.53	(4.90)
Net asset value per unit:
General Partner & Limited Partner Class A Units	960.00	973.27	1,001.28	992.10
General Partner & Limited Partner Class B Units	777.20	787.10	808.50	799.78
General Partner & Limited Partner Legacy 1 Class Units	791.92	807.31	835.34	832.28
General Partner & Limited Partner Legacy 2 Class Units	770.52	785.00	811.62	808.27
General Partner & Limited Partner Global 1 Class Units	793.10	809.59	838.80	836.87
General Partner & Limited Partner Global 2 Class Units	774.74	790.36	818.30	815.99
General Partner & Limited Partner Global 3 Class Units	651.28	661.66	682.19	677.29

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2018	2018	2018	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total trading gains (losses)	$(4,878,605)	$851,546	$680,103	$(2,374,787)
Net income (loss)	(6,025,851)	(149,538)	(309,194)	(3,090,204)
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:

General Partner & Limited Partner Class A Unit	(61.48)	(2.12)	(4.48)	(36.08)
General Partner & Limited Partner Class B Unit	(51.50)	(3.04)	(4.96)	(30.56)
General Partner & Limited Partner Legacy 1 Class Unit	(44.63)	2.90	0.99	(24.98)
General Partner & Limited Partner Legacy 2 Class Unit	(44.03)	2.34	0.48	(24.82)
General Partner & Limited Partner Global 1 Class Unit	(40.21)	4.00	2.10	(23.91)
General Partner & Limited Partner Global 2 Class Unit	(40.00)	3.42	1.56	(23.84)
General Partner & Limited Partner Global 3 Class Unit	(37.31)	(0.01)	(1.54)	(23.07)
Net asset value per unit:
General Partner & Limited Partner Class A Unit	988.92	986.80	982.32	946.24
General Partner & Limited Partner Class B Unit	805.87	802.83	797.87	767.31
General Partner & Limited Partner Legacy 1 Class Unit	797.43	800.33	801.32	776.34
General Partner & Limited Partner Legacy 2 Class Unit	778.33	780.67	781.15	756.33
General Partner & Limited Partner Global 1 Class Unit	795.21	799.21	801.31	777.40
General Partner & Limited Partner Global 2 Class Unit	778.12	781.54	783.10	759.26
General Partner & Limited Partner Global 3 Class Unit	665.19	665.18	663.64	640.57

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Grant Park has been in continuous operation since it commenced trading on January 1, 1989. Since its inception and through February 28, 2003, Grant Park offered its beneficial interests exclusively to qualified investors on a private placement basis.  Effective June 30, 2003, Grant Park publicly offered its units for sale.  Grant Park’s registration statement was withdrawn on April 1, 2019 and units of Grant Park are no longer offered for sale. For existing investors in Grant Park, business has been and will continue to be conducted as usual. There was no change in the trading, operations, or monthly statements, etc., and redemption requests will continue to be offered on a monthly basis.

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

Results of Operations

The results of operations for the year ended December 31, 2017 are not included in this filing but can be found in Grant Park’s 2018 Annual Report on Form 10-K in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Grant Park’s returns, which are Grant Park’s trading gains plus interest and dividend income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the years ended December 31, 2019 and 2018 are set forth in the table below:

	2019	2018
Total return – Class A Units	4.85%	(9.92)%
Total return – Class B Units	4.23%	(10.50)%
Total return – Legacy 1 Class Units	7.20%	(7.80)%
Total return – Legacy 2 Class Units	6.87%	(8.03)%
Total return – Global 1 Class Units	7.65%	(6.95)%
Total return – Global 2 Class Units	7.47%	(7.19)%
Total return – Global 3 Class Units	5.73%	(8.82)%

Grant Park’s total net asset value at December 31, 2019 and 2018 was $63.2  million and $77.9 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

Year ended December 31, 2019

Grant Park's overall performance was positive for 2019.

Grant Park registered gains in the first quarter, where profits in the fixed income and equities markets were slightly offset by losses in the energies, currencies, metals and agriculturals sectors.  Positive fixed income performance was led by positions in the German bund, Australian 10-year bonds, U.S. 10-year Treasury Notes, U.S. Treasury Bonds, euro OAT futures and euro-buxl.  Performance in the equities sector was led by positions in the S&P 500, Nasdaq, Hang Seng and FTSE indices. Losses in energies were driven by positions in crude oil, brent oil and gasoline blendstock.  Negative performance in currencies was led by positions in the Canadian dollar, British pound and Australian dollar.  Performance in the metals sector was negative and driven by positions in nickel, zinc, platinum and copper.  Agriculturals performance was slightly negative as losses in sugar, cotton and soybean oil were somewhat offset by gains in coffee, corn and wheat.

Performance in the second quarter was positive as profits in the fixed income, equities and metals markets were slightly offset by losses in the agriculturals, currencies and energies sectors.  Positive fixed income performance was driven by positions in the German bund, eurodollars, U.S. Treasury Bonds, Italian government bonds and Australian 10-year bonds.  Performance in the equities market was led by positions in the ALL ORD, Eurostoxx, FTSE, Nikkei and Nasdaq indices.  Performance in metals was positive and was led by positions in gold and aluminum.  Losses in agriculturals were driven by positions in corn, coffee and live cattle.  Currencies performance was driven by positions in the euro, Japanese yen and Canadian dollar.  Energies were relatively flat as gains in crude oil and natural gas were offset by losses in brent oil, gas oil and heating oil.

The third quarter’s performance was positive as profits in the fixed income, currencies, agriculturals and metals markets were slightly offset by losses in the equities and energies sectors.  Gains in fixed income were led by positions in the German bund, Italian government bonds, U.S. Treasury Bonds and Australian 10-year bonds.  Performance in currencies was positive and was driven by positions in the euro, British pound, Australian dollar and the U.S. dollar.  Performance in metals was led by positions in gold.  Performance in agriculturals was slightly positive as gains in positions in soybeans and cotton were offset by losses in positions in cocoa.  Negative equities performance was driven by positions in the FTSE, Dax, MSCI EM and Nasdaq indices.  Losses in the energies sector were driven by positions in gas oil, crude oil, gasoline blendstock and natural gas.

The fourth quarter's performance was positive as profits in the equities and energies markets were slightly offset by losses in the fixed income, currencies, agriculturals and metals sectors.  Equities performance was led by positions in the Nikkei, MSCI EM and Nasdaq indices.  Gains in energies were driven by positions in crude oil, brent oil and natural gas.  Losses in fixed income were driven by positions in the German bund, euro OAT futures and U.S. Treasury Bonds.  Performance in currencies was negative and led by positions in the euro, British pound and Australian dollar.  Performance in agriculturals was driven by positions in soybeans and coffee.  Performance in metals was flat as gains in palladium and platinum were offset by losses in aluminum, lead and zinc.

For the year ended December 31, 2019, Grant Park had a positive return of 4.9% for the Class A units, a positive return of 4.2% for the Class B units, a positive return of 7.2% for the Legacy 1 Class units, a positive return of 6.9% for the Legacy 2 Class units, a positive return of 7.7% for the Global 1 Class units, a positive return of 7.5% for the Global 2 Class units, and a positive return of 5.7% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 10.2%, which were increased by gains of approximately 1.7% from swap transactions and increased by approximately 1.8% from interest and dividend income. These trading gains were decreased by approximately 8.5% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park. An analysis of the 10.2% trading gains by sector, excluding the swap transactions, is as follows:

% Gain (Loss)

Agriculturals	(0.3)%
Currencies	(0.7)
Energy	(1.1)
Interest rates	8.6
Meats	(0.1)
Metals	0.8
Soft commodities	(0.3)
Stock indices	2.7
Forward currency contracts	0.6

Total	10.2%

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

For the year ended December 31, 2018, Grant Park had a negative return of 9.9% for the Class A units, a negative return of 10.5% for the Class B units, a negative return of 7.8% for the Legacy 1 Class units, a negative return of 8.0% for the Legacy 2 Class units, a negative return of 7.0% for the Global 1 Class units, a negative return of 7.2% for the Global 2 Class units, and a negative return of 8.8% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 5.1%, which were decreased by gains of approximately 1.0% from swap transactions and decreased by approximately 1.2% from interest and dividend income. These trading losses were increased by approximately 6.6% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park. An analysis of the 5.1% trading losses by sector, excluding the swap transactions, is as follows:

% Gain (Loss)

Agriculturals	(1.5)%
Currencies	(0.2)
Energy	1.3
Interest rates	1.1
Meats	(0.5)
Metals	(0.9)
Soft commodities	1.2
Stock indices	(5.7)
Forward currency contracts	0.1

Total	(5.1)%

Capital Resources

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

A portion of each Trading Company’s assets is used as margin to support its trading. Margin requirements are satisfied by the deposit of U.S. Treasury bills and/or cash with brokers subject to CFTC regulations and various exchange and broker requirements.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of December 31, 2019 and 2018 and the trading gains/losses by market category for the years ended December 31, 2019 and 2018. All open position trading risk exposures of Grant Park, except for the swap transactions, have been included in calculating the figures set forth below. As of December 31, 2019, Grant Park’s net asset value was approximately $63.2 million. As of December 31, 2018, Grant Park’s net asset value was approximately $77.9 million.

	December 31, 2019
Market Sector	Value at Risk*	Trading Gain/(Loss)

Energy	0.3%	(1.1)%
Stock indices	0.3	2.7
Currencies & Forward currency contracts	0.2	(0.1)
Metals	0.2	0.8
Agriculturals/softs/meats	0.1	(0.7)
Interest Rates	0.1	8.6
Aggregate/Total	0.6%	10.2%

	December 31, 2018
Market Sector	Value at Risk*	Trading Gain/(Loss)

Currencies & Forward currency contracts	0.4%	(0.1)%
Interest Rates	0.4	1.1
Stock indices	0.2	(5.7)
Energy	0.2	1.3
Agriculturals/softs/meats	0.2	(0.8)
Metals	0.2	(0.9)

Aggregate/Total	0.8%	(5.1)%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of December 31, 2019, by market sector.

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

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of December 31, 2019.

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

Under the supervision and with the participation of the general partner’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Grant Park’s internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, the general partner concluded that Grant Park’s internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

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

Mr. Kavanagh, president of Dearborn Capital Management, L.L.C., 64, has been responsible for overseeing all operations and activities of the general partner since its formation. Commencing in October 1998, Mr. Kavanagh also became president, a principal and an associated person of Dearborn Capital Brokers Ltd., an independent introducing broker. From 1983 to 2003, Mr. Kavanagh was a member in good standing of the Chicago Board of Trade. Between 1983 and October 1998, Mr. Kavanagh served as an institutional salesman in the financial futures area on behalf of Refco and Conti Commodity Services, Inc., which was acquired by Refco in 1984. His clients included large hedge funds and financial institutions. Between October 1998 and October 2011, Mr. Kavanagh performed introducing brokerage services from time to time for MF Global Inc., a former futures commission merchant, through Dearborn Capital Brokers. He has also been an owner since May 2012 of a greater than 10% interest in an unregistered proprietary trading firm and has provided occasional consulting services to this firm since May 2012. Neither Dearborn Capital Brokers nor Mr. Kavanagh provides brokerage services to Grant Park’s trading account. In the past, from time to time Mr. Kavanagh has provided brokerage services to Financial Consortium International LLC, a registered introducing broker, commodity pool operator and broker-dealer, since October 1999. In 1980, Mr. Kavanagh received an MBA from the University of Notre Dame, and in 1978 graduated with a B.S. in business administration from John Carroll University.

Mr. Meehan, chief operating officer of the general partner, 64, is primarily responsible for the day to day operations of the general partner. Mr. Meehan became listed as a principal of the general partner effective January 2009. Prior to joining the general partner in April 2008, Mr. Meehan was a member of the senior executive team at Houghton Mifflin Company in Boston, MA, beginning in March 1999. His assignments focused on leading technology and operational organizations and included a three year assignment as the President of the business unit that was the largest provider of professional testing and licensure services to state regulatory agencies in the United States. He also served as the Chief Information/Technology Officer of the company for three years, responsible for directing an annual technology portfolio in excess of $100 million. Mr. Meehan began his career as a commissioned officer in the United States Marine Corps, retiring after 20 years in the grade of Lieutenant Colonel. He received B.A. degree from John Carroll University, an MBA from Webster University and holds Series 3, 22, 31, and 63 licenses.

Ms. O’Rourke, chief financial officer of the general partner, 54, is responsible for financial reporting and compliance issues. Prior to joining the general partner in May 2003, Ms. O’Rourke was employed as assistant vice president at MetLife Investors Life Insurance Company from 1992 to September 2001. Before that, Ms. O’Rourke was employed as a tax senior at KPMG LLP (formerly KPMG Peat Marwick LLP) from 1987 to 1991. Ms. O’Rourke is a certified public accountant. She received a B.B.A. in accounting from the University of Notre Dame in 1987 and received a M.S. in Taxation from DePaul University in 1996.

Code of Ethics

Grant Park has not adopted a code of ethics because it does not have any officers or employees. The general partner of Grant Park has adopted a Code of Ethics for all employees.

Delinquent Section 16(a) Reports

Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC. Grant Park does not have any directors or officers. However, the officers of Grant Park’s general partner, as well as the general partner itself, file such notices regarding their beneficial ownership in Grant Park, if any. Grant Park believes that for 2019, all required filings were timely filed by each of these persons, except for a  Form 4 filed by Mr. Meehan reporting a redemption of Global 1 Class and Legacy 1 Class units on May 31, 2019 (which was reported on June 14, 2019).

ITEM 11. EXECUTIVE COMPENSATION

Grant Park has no directors or officers. Its affairs are managed by Dearborn Capital Management, L.L.C., its general partner, which receives compensation for its services from Grant Park, as follows:

Class A units pay the general partner a monthly brokerage charge equal to a rate of 0.583%, a rate of 7.00% annually, of Class A’s month end net assets. Class B units pay the general partner a monthly brokerage charge equal to a rate of 0.6208%, a rate of 7.45% annually, of Class B’s month-end net assets. Legacy 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3750%, a rate of 4.50% annually, of Legacy 1’s month-end net assets. Legacy 2 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3958%, a rate of 4.75% annually, of Legacy 2’s month-end net assets. Global 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3292%, a rate of 3.95% annually, of Global 2’s month-end net assets. Global 2 units pay the general partner a monthly brokerage charge equal to a rate of 0.3500%, a rate of 4.20% annually, of Global 2’s month-end net assets. Global 3 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.4958%, a rate of 5.95% annually, of Global 3’s month-end net assets. The brokerage charge reimbursement paid to the general partner amounted to $4,278,902 for the year ended December 31, 2019 and $5,650,320 for the year ended December 31, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Grant Park has no officers or directors. Its affairs are managed by its general partner, Dearborn Capital Management, L.L.C. Set forth in the table below is information regarding the beneficial ownership of the general partner and the officers of the general partner in Grant Park as of January 31,  2020.

				Number of		Number of		Number of		Number of		Number of
	Number of		Number of	Legacy 1		Legacy 2		Global 1		Global 2		Global 3
	Class A		Class B	Class		Class		Class		Class		Class	Number of
	Limited		Limited	Limited		Limited		Limited		Limited		Limited	General
	Partnership		Partnership	Partnership		Partnership		Partnership		Partnership		Partnership	Partnership
Name	Units		Units	Units		Units		Units		Units		Units	Units
Dearborn Capital
Management, LLC	276.610		-	-		236.818		353.466		208.625		-	119.502
David M. Kavanagh	276.610	(1)	-	-	(1)	236.818	(1)	353.466	(1)	208.625	(1)	-	119.502	(1)
Patrick J. Meehan	-		-	-		-		-		-		-
Maureen O’Rourke	-		-	41.067		-		41.359		-		-

			Percentage of	Percentage of	Percentage of	Percentage of	Percentage of
	Percentage of	Percentage of	Outstanding	Outstanding	Outstanding	Outstanding	Outstanding
	Outstanding	Outstanding	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Class A	Class B	Class	Class	Class	Class	Class	Percentage of
	Limited	Limited	Limited	Limited	Limited	Limited	Limited	General
	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership
Name	Units	Units	Units	Units	Units	Units	Units	Units
Dearborn Capital
Management, LLC	6.89%	-	-	62.76%	1.92%	25.63%	-	100.00%
David M. Kavanagh	6.89%	-	-	62.76%	1.92%	25.63%	-	100.00%
Patrick J. Meehan	-	-	-	-	-	-	-	-
Maureen O’Rourke	-	-	8.25%	-	0.22%	-	-	-
(1)	Represents units directly held by Dearborn Capital Management, L.L.C., the general partner of Grant Park. The manager of Dearborn Capital Management, L.L.C. is Mr. Kavanagh.

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

The general partner limits the amount of consulting fees paid to EMC to no more than the aggregate dollar amount of consulting fees paid to EMC in 2014, which was $500,300.  The consulting fee cap was based on a 10% allocation to EMC and EMC is not paid more than $500,300 per year in consulting fees.

Pursuant to the advisory contract EMC Capital Management, Inc. entered into with Grant Park, the general partner and the respective trading company in 2009, which was assigned to EMC Capital Advisors, LLC in October 2013, the general partner, on behalf of Grant Park, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period.  For the year ended December 31, 2019, EMC was paid approximately $74,200 in consulting fees and no incentive fees. All allocations to Grant Park’s trading advisors, including EMC, are reviewed and approved by the general partner and all fees are paid to Grant Park’s trading advisors in accordance with each advisory contract by and among Grant Park, the general partner, the respective trading company and such trading advisor.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to Grant Park for professional audit services provided by RSM US LLP, Grant Park’s independent registered public accountant, for the audit of Grant Park’s annual financial statements for the years ended December 31,  2019 and 2018, and fees billed for other professional services rendered by RSM US LLP during those years.

Fee Category	2019	2018
Audit Fees(1)	$130,500	$159,500
Audit-Related Fees	—	—
Tax Fees(2)	7,800	7,500
All Other Fees	—	—
Total Fees	$138,300	$167,000
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

The Audit Committee of Grant Park’s general partner, Dearborn Capital Management, L.L.C., pre-approves all audit and permitted non-audit services of Grant Park’s independent accountants, including all engagement fees and terms. The Audit Committee of the general partner approved all the services provided by RSM US LLP during 2019 and 2018 to Grant Park described above. The Audit Committee and Grant Park has determined that the payments and nature of services made to RSM US LLP for these services during 2019 and 2018 are compatible with maintaining that firm’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
(1)	See Financial Statements beginning on page F-1 hereof.
(2)	Schedules:

Financial statement schedules have been omitted because they are not applicable or because equivalent information has been included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit
Number	Description of Document

3.1(1)	Third Amended and Restated Limited Partnership Agreement of the Registrant.

3.2(2)	Certificate of Limited Partnership of the Registrant.

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1(3)	Form of Advisory Contract among the Registrant, Dearborn Capital Management, L.L.C., the trading advisor and the trading company

10.2(4)	Subscription Agreement and Power of Attorney.

10.3(5)	Request for Redemption Form.

10.4(3)	Operating Agreement of GP Cash Management, LLC.

10.5(3)	Form of LLC operating agreement governing each Trading Company.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit
Number	Description of Document

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following financial statements from Grant Park’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

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

Grant Park Futures Fund Limited Partnership

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Grant Park Futures Fund Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedules of investments, of Grant Park Futures Fund Limited Partnership (the “Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of operations and changes in partners’ capital (net asset value) for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois

March 11, 2020

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

December 31, 2019 and 2018

	December 31,	December 31,
	2019	2018
Assets
Equity in brokers' trading accounts:
Cash	$10,866,216	$12,858,812
Net unrealized gain (loss) on open futures contracts	401,807	1,727,541
Net unrealized gain (loss) on open forward currency contracts	(69,073)	(41,428)
Net unrealized gain (loss) on open swap contracts	3,037,439	1,933,109
Total equity in brokers' trading accounts	14,236,389	16,478,034
Cash and cash equivalents	577,181	2,519,703
Securities owned, at fair value (cost $50,013,633 and $60,715,159, respectively)	50,080,807	60,736,458
Interest and dividend receivable, net	5,553	13,919
Total assets	$64,899,930	$79,748,114
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$317,812	$389,272
Accrued incentive fees	77,585	—
Organization and offering costs payable	15,480	19,125
Accrued operating expenses	13,494	16,593
Redemptions payable to limited partners	1,269,238	1,388,425
Other liabilities	20,414	—
Total liabilities	1,714,023	1,813,415
Partners' Capital (Net Asset Value)
General Partner
Class A (307.34 units outstanding at both December 31, 2019 and December 31, 2018)	304,918	290,822
Legacy 1 Class (0.00 and 574.13 units outstanding at December 31, 2019 and December 31, 2018, respectively)	—	445,722
Legacy 2 Class (263.13 units outstanding at both December 31, 2019 and December 31, 2018)	212,682	199,013
Global 1 Class (392.74 and 469.97 units outstanding at December 31, 2019 and December 31, 2018, respectively)	328,671	365,357
Global 2 Class (231.81 units outstanding at both December 31, 2019 and December 31, 2018)	189,151	176,000

Limited Partners
Class A (3,740.34 and 4,655.70 units outstanding at December 31, 2019 and December 31, 2018, respectively)	3,710,803	4,405,397
Class B (52,290.82 and 66,834.11 units outstanding at December 31, 2019 and December 31, 2018, respectively)	41,821,340	51,282,621
Legacy 1 Class (497.72 and 726.20 units outstanding at December 31, 2019 and December 31, 2018, respectively)	414,242	563,781
Legacy 2 Class (140.55 and 166.90 units outstanding at December 31, 2019 and December 31, 2018, respectively)	113,599	126,227
Global 1 Class (18,241.21 and 24,310.14 units outstanding at December 31, 2019 and December 31, 2018, respectively)	15,265,460	18,898,570
Global 2 Class (614.97 and 736.07 units outstanding at December 31, 2019 and December 31, 2018, respectively)	501,820	558,876
Global 3 Class (477.23 and 971.50 units outstanding at December 31, 2019 and December 31, 2018, respectively)	323,221	622,313
Total partners' capital (net asset value)	63,185,907	77,934,699
Total liabilities and partners' capital (net asset value)	$64,899,930	$79,748,114

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2019

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$177,229	0.28%	$(21,745)	(0.03)%	$155,484	0.25%
Currencies	69,782	0.11%	(63,469)	(0.10)%	6,313	0.01%
Energy	321,136	0.50%	(236,395)	(0.37)%	84,741	0.13%
Interest rates	(62,078)	(0.10)%	1,500	—%	(60,578)	(0.10)%
Meats	(240)	—%	(3,075)	—%	(3,315)	(0.01)%
Metals	196,600	0.31%	970	—%	197,570	0.31%
Soft commodities	45,310	0.07%	7,051	0.01%	52,361	0.08%
Stock indices	230,145	0.36%	(29,668)	(0.04)%	200,477	0.32%
Total U.S. Futures Positions	977,884		(344,831)		633,053

Foreign Futures Positions:
Interest rates	(251,752)	(0.39)%	34,460	0.05%	(217,292)	(0.34)%
Metals	(71,872)	(0.11)%	(1,114)	—%	(72,986)	(0.11)%
Stock indices	57,771	0.09%	1,261	—%	59,032	0.09%
Total Foreign Futures Positions	(265,853)		34,607		(231,246)
Total Futures Contracts	$712,031	1.12%	$(310,224)	(0.49)%	$401,807	0.63%

Forward Contracts *
Currencies	$(4,609)	(0.01)%	$(64,464)	(0.10)%	$(69,073)	(0.11)%

Swap Contracts
Deutsche Bank total return swap, Termination date April 30, 2024	$(612,793)	(0.97)%	$—	—%	$(612,793)	(0.97)%
Deutsche Bank total return swap, Termination date July 1, 2020	3,650,232	5.78%	—	—%	3,650,232	5.78%
Total Swap Contracts	$3,037,439	4.81%	$—	—%	$3,037,439	4.81%

Total Futures, Forward and
Swap Contracts	$3,744,861	5.92%	$(374,688)	(0.59)%	$3,370,173	5.33%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2019

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$17,500,000	1/15/2021-12/27/2022	Federal Farm Credit Banks, 1.6%-2.2%	$17,594,846	27.85%
14,000,000	9/13/2021-12/23/2022	Federal Home Loan Banks, 1.8%-2.3%	14,049,584	22.23%
	Total U.S. Government-sponsored enterprises (cost $31,501,260)		$31,644,430	50.08%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$13,500,000	1/16/2020-6/25/2020	U.S. Treasury bills, 1.5%-2.0% (cost $13,408,474)	$13,431,977	21.26%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
85,000	Highland / iBoxx Senior Loan ETF	$1,490,900	2.36%
20,000	PIMCO Enhanced Short Maturity Active ETF	2,031,800	3.22%
55,000	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	1,481,700	2.34%
	Total Exchange-traded funds (cost $5,103,899)	$5,004,400	7.92%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $50,013,633)	$50,080,807	79.26%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2018

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,500,000	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$2,512,825	3.22%
23,000,000	2/22/2019-8/1/2019	Federal Farm Credit Banks, 1.2%-1.3%	23,067,965	29.60%
16,000,000	4/29/2019-12/2/2019	Federal Home Loan Banks, 1.1%-1.5%	16,054,389	20.60%
	Total U.S. Government-sponsored enterprises (cost $41,497,750)		$41,635,179	53.42%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$15,000,000	3/28/2019-12/5/2019	U.S. Treasury bills, 2.1%-2.7% (cost $14,699,357)	$14,752,579	18.93%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
75,000	Highland / iBoxx Senior Loan ETF	$1,288,500	1.65%
20,000	PIMCO Enhanced Short Maturity Active ETF	2,019,000	2.59%
40,000	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	1,041,200	1.34%
	Total Exchange-traded funds (cost $4,518,052)	$4,348,700	5.58%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $60,715,159)	$60,736,458	77.93%

The condensed schedule of investments by unit class is presented in footnote 7.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$7,389,071	$(3,159,282)	$3,217,037
Change in unrealized	(1,325,734)	(917,117)	364,735
Commissions	(1,023,386)	(1,352,311)	(2,001,485)
Net gains (losses) from futures trading	5,039,951	(5,428,710)	1,580,287

Net gain (loss) from forward trading
Realized	408,554	146,701	(2,396,861)
Change in unrealized	(27,645)	(67,055)	24,922
Commissions	(5,737)	(691)	(1,511)
Net gains (losses) from forward trading	375,172	78,955	(2,373,450)

Net gain (loss) from swap trading
Change in unrealized	1,104,330	753,797	1,914,010
Net gains (losses) from swap trading	1,104,330	753,797	1,914,010

Net gain (loss) from securities
Realized	2,215	(1,084,704)	(3,509)
Change in unrealized	69,853	(41,081)	(115,993)
Net gains (losses) from securities	72,068	(1,125,785)	(119,502)

Net trading gains (losses)	6,591,521	(5,721,743)	1,001,345

Net investment income (loss)
Income
Interest income	770,306	753,179	1,057,222
Dividend income	386,109	211,314	501,762
Total income	1,156,415	964,493	1,558,984
Expenses from operations
Brokerage charge	3,249,779	4,297,318	6,254,853
Incentive fees	402,189	10,292	383,405
Organizational and offering costs	205,948	272,786	396,889
Operating expenses	179,163	237,141	344,710
Total expenses	4,037,079	4,817,537	7,379,857
Net investment loss	(2,880,664)	(3,853,044)	(5,820,873)
Net income (loss)	$3,710,857	$(9,574,787)	$(4,819,528)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$45.86	$(104.16)	$(33.85)
General Partner & Limited Partner Class B Units	$32.47	$(90.06)	$(33.37)
General Partner & Limited Partner Legacy 1 Class Units	$55.94	$(65.72)	$(7.29)
General Partner & Limited Partner Legacy 2 Class Units	$51.94	$(66.03)	$(9.19)
General Partner & Limited Partner Global 1 Class Units	$59.47	$(58.02)	$(3.40)
General Partner & Limited Partner Global 2 Class Units	$56.73	$(58.86)	$(5.07)
General Partner & Limited Partner Global 3 Class Units	$36.72	$(61.93)	$(16.86)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
Years Ended December 31, 2019,  2018 and 2017

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount
Partners’ capital,
December 31, 2016	307.34	$333,239	8,520.61	$9,238,467	—	$—	111,286.78	$99,127,541	574.13	$487,634	942.38	$800,410	263.13	$218,807	300.83	$250,158
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(1,702.60)	(1,799,637)	—	—	(26,792.04)	(22,962,984)	—	—	(165.16)	(138,281)	—	—	(81.74)	(66,059)
Net income (loss)	—	(10,403)	—	(277,172)	—	—	—	(3,721,547)	—	(4,185)	—	(7,671)	—	(2,418)	—	(3,927)
Partners’ capital,
December 31, 2017	307.34	$322,836	6,818.01	$7,161,658	—	$—	84,494.74	$72,443,010	574.13	$483,449	777.22	$654,458	263.13	$216,389	219.09	$180,172
Contributions	—	—	0.17	165	—	—	—	1	—	—	—	—	—	—	—	—
Redemptions	—	—	(2,162.48)	(2,259,383)	—	—	(17,660.63)	(14,234,612)	—	—	(51.02)	(40,144)	—	—	(52.19)	(39,386)
Net income (loss)	—	(32,014)	—	(497,043)	—	—	—	(6,925,778)	—	(37,727)	—	(50,533)	—	(17,376)	—	(14,559)
Partners’ capital,
December 31, 2018	307.34	$290,822	4,655.70	$4,405,397	—	$—	66,834.11	$51,282,621	574.13	$445,722	726.20	$563,781	263.13	$199,013	166.90	$126,227
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(915.36)	(892,675)	—	—	(14,543.29)	(11,495,810)	(574.13)	(444,997)	(228.48)	(183,140)	—	—	(26.35)	(21,083)
Net income (loss)	—	14,096	—	198,081	—	—	—	2,034,529	—	(725)	—	33,601	—	13,669	—	8,455
Partners’ capital,
December 31, 2019	307.34	$304,918	3,740.34	$3,710,803	—	$—	52,290.82	$41,821,340	—	$—	497.72	$414,242	263.13	$212,682	140.55	$113,599

Net asset value per General Partner and Limited Partner unit at December 31, 2017		$1,050.40				$857.37				$842.06				$822.36

Net asset value per General Partner and Limited Partner unit at December 31, 2018		$946.24				$767.31				$776.34				$756.33

Net asset value per General Partner and Limited Partner unit at December 31, 2019		$992.10				$799.78				$832.28				$808.27

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2019,  2018 and 2017 (continued)

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2016	924.77	$775,716	39,439.76	$33,082,784	231.81	$190,820	2,264.59	$1,864,195	—	$—	26,405.78	$18,995,167	$165,364,938
Contributions	—	—	9,317.62	7,599,286	—	—	-	—	—	—	95.04	68,925	7,668,211
Redemptions	(454.80)	(365,000)	(18,605.52)	(15,312,133)	—	—	(1,194.91)	(966,199)	—	—	(18,850.09)	(13,119,706)	(54,729,999)
Net income (loss)	—	(18,087)	—	(180,341)	—	(1,176)	—	(22,874)	—	—	—	(569,727)	(4,819,528)
Partners’ capital,
December 31, 2017	469.97	$392,629	30,151.86	$25,189,596	231.81	$189,644	1,069.68	$875,122	—	$—	7,650.73	$5,374,659	$113,483,622
Contributions	—	—	3,168.92	2,738,099	—	—	—	—	—	—	-	—	2,738,265
Redemptions	—	—	(9,010.64)	(7,203,596)	—	—	(333.61)	(257,648)	—	—	(6,679.23)	(4,677,632)	(28,712,401)
Net income (loss)	—	(27,272)	—	(1,825,529)	—	(13,644)	—	(58,598)	—	—	—	(74,714)	(9,574,787)
Partners’ capital,
December 31, 2018	469.97	$365,357	24,310.14	$18,898,570	231.81	$176,000	736.07	$558,876	—	$—	971.50	$622,313	$77,934,699
Contributions	—	—	17.20	13,565	—	—	—	—	—	—	—	—	13,565
Redemptions	(77.23)	(60,000)	(6,086.13)	(4,948,666)	—	—	(121.10)	(97,642)	—	—	(494.27)	(329,201)	(18,473,214)
Net income (loss)	—	23,314	—	1,301,991	—	13,151	—	40,586	—	—	—	30,109	3,710,857
Partners’ capital,
December 31, 2019	392.74	$328,671	18,241.21	$15,265,460	231.81	$189,151	614.97	$501,820	—	$—	477.23	$323,221	$63,185,907

Net asset value per General Partner and Limited Partner unit at December 31, 2017		$835.42				$818.12				$702.50

Net asset value per General Partner and Limited Partner unit at December 31, 2018		$777.40				$759.26				$640.57

Net asset value per General Partner and Limited Partner unit at December 31, 2019		$836.87				$815.99				$677.29

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 11, LLC (“GP 11”)

GP 3, LLC (“GP 3”)   GP 8, LLC (“GP 8”)   GP 18, LLC (“GP 18”)

GP 4, LLC (“GP 4”)   GP 9, LLC (“GP 9”)

There were no assets allocated to GP 11, GP 14, LLC and GP 17, LLC as of December 31, 2019, and there were no assets allocated to GP 3 as of December 31, 2018.  GP 14, LLC and GP 17, LLC were closed in December 2019.

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

The Partnership’s significant accounting policies are as follows:

Accounting Principles: Pursuant to rules and regulations of the SEC, audited consolidated financial statements of the Partnership are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The Partnership is an investment company and follows accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 946, Financial Services – Investment Companies.

Consolidation: The Partnership is the sole member of each of the Trading Companies. The Trading Companies, in turn, are the only members of GP Cash Management. The Partnership presents consolidated financial statements, which include the accounts of the Trading Companies and GP Cash Management. All material inter-company accounts and transactions are eliminated in consolidation.

Use of estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed.  As of December 31, 2019, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2016.

Organization and offering costs: The General Partner has incurred all expenses in connection with the organization and the continuous public offering of partnership interests and is reimbursed by the Partnership. In addition, the General Partner continues to compensate wholesalers for services rendered to Limited Partners. This reimbursement is made monthly and the reimbursement amounts are listed by class in Note 5.  In no event, however, will the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership.  In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any prior year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the organization and the continuous public offering expenses are charged to expense from operations at the time of reimbursement or accrual. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. As of December 31, 2019, unreimbursed organization and offering costs incurred by the General Partner were approximately $283,000, and may be reimbursed by the Partnership in the future.

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

Changes in the value of the swap agreements are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. The final exchange amount based on the swap value at the termination of the swap agreement will be recorded as a realized gain or loss in the consolidated statement of operations.  Through its Trading Companies the Partnership has entered into total return swaps with Deutsche Bank AG.  The Partnership maintains cash as collateral to secure its obligations under the swaps.  As of December 31, 2019 and 2018, the notional value of the swaps were $29,622,256 and $31,317,256, respectively, and the cash margin balance was $5,082,500 and $6,290,000, respectively, which is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.  The swaps were effective July 1, 2015 and April 5, 2016 and have termination dates of July 1, 2020 and April 30,  2024, respectively.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the years ended December 31, 2019,  2018, and 2017, substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

Recent accounting pronouncements: In June 2016, the FASB issued ASU  2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance requires an entity to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts as opposed to delaying recognition until the loss was probable of occurring.  The guidance is effective for annual and interim periods beginning after December 15, 2019.  The Partnership does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$401,807	$—	$—	$401,807
Forward currency contracts	—	(69,073)	—	(69,073)
Swap contracts	—	3,037,439	—	3,037,439
Cash and cash equivalents
U.S. money market fund	576,180	—	—	576,180
Securities owned
U.S. Government-sponsored enterprises	—	31,644,430	—	31,644,430
U.S. Government securities	—	13,431,977	—	13,431,977
U.S. Exchange-traded funds	5,004,400	—	—	5,004,400
Total	$5,982,387	$48,044,773	$—	$54,027,160

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the years ended December 31, 2019 and 2018.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

Note 4. Commodity Trading Advisors and Reference Traders

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors or through swap transactions based on reference programs of such advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. As of December 31, 2019, the commodity trading advisors are EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP (“Episteme”) and Quantica Capital AG (“Quantica”) (collectively, the “Advisors”). The Partnership will obtain the equivalent of net profits or net losses generated by H2O AM, LLP (“H2O”) and Winton Capital Management Limited (“Winton”) as reference traders (“collectively, the “Reference Traders”) through off-exchange swap transactions and will not allocate assets to H2O or Winton directly. As of October 1, 2019, Sterling Partners Quantitative Investments LLC (“Sterling”), and as of December 1, 2019, Transtrend B.V. (“Transtrend”), are no longer trading advisors of the Partnership. The assets of the Partnership previously allocated to Sterling and Transtrend were reallocated to the Partnership’s existing trading advisors as of that date.  The Advisors and Reference Traders are paid a quarterly consulting fee, directly or through swap transactions, ranging from 0.2 percent to 1 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee, directly or through swap transactions, ranging from 0 percent to 20 percent of the new trading profits on the allocated net assets of the Advisor or Reference Trader.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $3,249,779,  $4,297,318, and $6,254,853 for the years ended December 31, 2019,  2018 and 2017, respectively, are shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $205,948,  $272,786, and $396,889 for the years ended December 31, 2019,  2018, and 2017, respectively, are shown on the consolidated statements of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $179,163,  $237,141, and $344,710 for the years ended December 31, 2019,  2018, and 2017, respectively, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the general partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership.  The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period.  For the years ended December 31, 2019,  2018 and 2017, EMC was paid approximately $74,200,  $130,400 and $235,600, respectively, in consulting fees and no incentive fees.

During July 2017, the Partnership invested $7.3 million of its cash balances previously held in GP Cash Management in Class I shares of the Grant Park Absolute Return Fund (“GPARF”), reinvested dividends received from GPARF in the amount of approximately $492,000, and redeemed the investment in the amount of $6,656,237 by the liquidation date of GPARF.  GPARF liquidated on December 21, 2018.  GPARF was one among several series of

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Northern Lights Fund Trust (“Trust”), a Delaware statutory trust organized on January 19, 2005.  The Trust is registered under the Investment Company Act of 1940 as an open-ended mutual fund.  The General Partner of the Partnership is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, and acted as investment adviser to GPARF.  Revolution Capital Management,  LLC, which was one of the Partnership’s trading advisors, acted as sub-adviser to GPARF.  GPARF’s investment objective was to allocate its assets between two independent, underlying strategies: an investment growth strategy and a fixed income strategy.  The general partner credited the dollar amount of any fees it earned as investment adviser of GPARF with respect to the Partnership’s assets invested in GPARF towards the portion of the Partnership’s brokerage charge retained by the general partner.  For the year ended December 31, 2018 and 2017, the credit amounted to $51,321 and $29,741, respectively, and is included in net gains (losses) from securities in the consolidated statements of operations.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Note 7. Assets and Condensed Schedule of Investments by Class of Units

The following schedules of assets by class of units and condensed schedule of investments by class of units reflect activity and percent of partners’ capital for each class of the Partnership as of December 31, 2019 and 2018.

Class A Units

Assets by Class of Units	December 31, 2019
Equity in brokers' trading accounts:
Cash	$690,592
Net unrealized gain (loss) on open futures contracts	25,537
Net unrealized gain (loss) on open forward currency contracts	(4,390)
Net unrealized gain (loss) on open swap contracts	193,042
Total equity in brokers' trading accounts	904,781

Cash and cash equivalents	36,682
Securities owned, at fair value (cost $3,178,570)	3,182,839
Interest and dividend receivable, net	353
Total assets	$4,124,655

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Class A Units at December 31, 2019

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$11,264	0.28%	$(1,382)	(0.03)%	$9,882	0.25%
Currencies	4,435	0.11%	(4,034)	(0.10)%	401	0.01%
Energy	20,409	0.50%	(15,024)	(0.37)%	5,385	0.13%
Interest rates	(3,945)	(0.10)%	95	—%	(3,850)	(0.10)%
Meats	(15)	—%	(195)	—%	(210)	(0.01)%
Metals	12,495	0.31%	62	—%	12,557	0.31%
Soft commodities	2,880	0.07%	448	0.01%	3,328	0.08%
Stock indices	14,627	0.36%	(1,886)	(0.04)%	12,741	0.32%
Total U.S. Futures Positions	62,150		(21,916)		40,234

Foreign Futures Positions:
Interest rates	(16,000)	(0.39)%	2,190	0.05%	(13,810)	(0.34)%
Metals	(4,568)	(0.11)%	(71)	—%	(4,639)	(0.11)%
Stock indices	3,672	0.09%	80	—%	3,752	0.09%
Total Foreign Futures Positions	(16,896)		2,199		(14,697)
Total Futures Contracts	$45,254	1.12%	$(19,717)	(0.49)%	$25,537	0.63%

Forward Contracts *
Currencies	$(293)	(0.01)%	$(4,097)	(0.10)%	$(4,390)	(0.11)%

Swap Contracts
Deutsche Bank total return swap, Termination date April 30, 2024	$(38,945)	(0.97)%	$—	—%	$(38,945)	(0.97)%
Deutsche Bank total return swap, Termination date July 1, 2020	231,987	5.78%	—	—%	231,987	5.78%
Total Swap Contracts	$193,042	4.81%	$—	—%	$193,042	4.81%

Total Futures, Forward and
Swap Contracts	$238,003	5.92%	$(23,814)	(0.59)%	$214,189	5.33%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class A Units at December 31, 2019

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,112,196	1/15/2021-12/27/2022	Federal Farm Credit Banks, 1.6%-2.2%	$1,118,224	27.85%
889,757	9/13/2021-12/23/2022	Federal Home Loan Banks, 1.8%-2.3%	892,908	22.23%
	Total U.S. Government-sponsored enterprises (cost $2,002,033)		$2,011,132	50.08%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$857,980	1/16/2020-6/25/2020	U.S. Treasury bills, 1.5%-2.0% (cost $852,163)	$853,657	21.26%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
5,402	Highland / iBoxx Senior Loan ETF	$94,753	2.36%
1,271	PIMCO Enhanced Short Maturity Active ETF	129,129	3.22%
3,495	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	94,168	2.34%
	Total Exchange-traded funds (cost $324,374)	$318,050	7.92%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class A Units at December 31, 2019	$3,182,839	79.26%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class B Units

Assets by Class of Units	December 31, 2019
Equity in brokers' trading accounts:
Cash	$7,192,106
Net unrealized gain (loss) on open futures contracts	265,947
Net unrealized gain (loss) on open forward currency contracts	(45,718)
Net unrealized gain (loss) on open swap contracts	2,010,413
Total equity in brokers' trading accounts	9,422,748

Cash and cash equivalents	382,023
Securities owned, at fair value (cost $33,102,907)	33,147,366
Interest and dividend receivable, net	3,676
Total assets	$42,955,813

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Class B Units at December 31, 2019

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$117,303	0.28%	$(14,393)	(0.03)%	$102,910	0.25%
Currencies	46,187	0.11%	(42,009)	(0.10)%	4,178	0.01%
Energy	212,553	0.50%	(156,465)	(0.37)%	56,088	0.13%
Interest rates	(41,088)	(0.10)%	993	—%	(40,095)	(0.10)%
Meats	(159)	—%	(2,035)	—%	(2,194)	(0.01)%
Metals	130,125	0.31%	642	—%	130,767	0.31%
Soft commodities	29,990	0.07%	4,668	0.01%	34,658	0.08%
Stock indices	152,328	0.36%	(19,636)	(0.04)%	132,692	0.32%
Total U.S. Futures Positions	647,239		(228,235)		419,004

Foreign Futures Positions:
Interest rates	(166,629)	(0.39)%	22,808	0.05%	(143,821)	(0.34)%
Metals	(47,570)	(0.11)%	(737)	—%	(48,307)	(0.11)%
Stock indices	38,236	0.09%	835	—%	39,071	0.09%
Total Foreign Futures Positions	(175,963)		22,906		(153,057)
Total Futures Contracts	$471,276	1.12%	$(205,329)	(0.49)%	$265,947	0.64%

Forward Contracts *
Currencies	$(3,051)	(0.01)%	$(42,667)	(0.10)%	$(45,718)	(0.11)%

Swap Contracts
Deutsche Bank total return swap, Termination date April 30, 2024	$(405,594)	(0.97)%	$—	—%	$(405,594)	(0.97)%
Deutsche Bank total return swap, Termination date July 1, 2020	2,416,007	5.78%	—	—%	2,416,007	5.78%
Total Swap Contracts	$2,010,413	4.81%	$—	—%	$2,010,413	4.81%

Total Futures, Forward and
Swap Contracts	$2,478,638	5.92%	$(247,996)	(0.59)%	$2,230,642	5.33%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class B Units at December 31, 2019

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$11,582,859	1/15/2021-12/27/2022	Federal Farm Credit Banks, 1.6%-2.2%	$11,645,635	27.85%
9,266,286	9/13/2021-12/23/2022	Federal Home Loan Banks, 1.8%-2.3%	9,299,105	22.23%
	Total U.S. Government-sponsored enterprises (cost $20,849,980)		$20,944,740	50.08%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$8,935,347	1/16/2020-6/25/2020	U.S. Treasury bills, 1.5%-2.0% (cost $8,874,770)	$8,890,325	21.26%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
56,259	Highland / iBoxx Senior Loan ETF	$986,792	2.36%
13,238	PIMCO Enhanced Short Maturity Active ETF	1,344,804	3.22%
36,404	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	980,705	2.34%
	Total Exchange-traded funds (cost $3,378,157)	$3,312,301	7.92%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class B Units at December 31, 2019	$33,147,366	79.26%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 1 Class Units

Assets by Class of Units	December 31, 2019
Equity in brokers' trading accounts:
Cash	$71,238
Net unrealized gain (loss) on open futures contracts	2,634
Net unrealized gain (loss) on open forward currency contracts	(453)
Net unrealized gain (loss) on open swap contracts	19,913
Total equity in brokers' trading accounts	93,332

Cash and cash equivalents	3,784
Securities owned, at fair value (cost $327,886)	328,325
Interest and dividend receivable, net	36
Total assets	$425,477

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Legacy 1 Class Units at December 31, 2019

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$1,162	0.28%	$(143)	(0.03)%	$1,019	0.25%
Currencies	458	0.11%	(416)	(0.10)%	42	0.01%
Energy	2,105	0.50%	(1,550)	(0.37)%	555	0.13%
Interest rates	(407)	(0.10)%	10	—%	(397)	(0.10)%
Meats	(2)	—%	(20)	—%	(22)	(0.01)%
Metals	1,289	0.31%	6	—%	1,295	0.31%
Soft commodities	297	0.07%	46	0.01%	343	0.08%
Stock indices	1,509	0.36%	(195)	(0.04)%	1,314	0.32%
Total U.S. Futures Positions	6,411		(2,262)		4,149

Foreign Futures Positions:
Interest rates	(1,650)	(0.39)%	226	0.05%	(1,424)	(0.34)%
Metals	(471)	(0.11)%	(7)	—%	(478)	(0.11)%
Stock indices	379	0.09%	8	—%	387	0.09%
Total Foreign Futures Positions	(1,742)		227		(1,515)
Total Futures Contracts	$4,669	1.12%	$(2,035)	(0.49)%	$2,634	0.63%

Forward Contracts *
Currencies	$(30)	(0.01)%	$(423)	(0.10)%	$(453)	(0.11)%

Swap Contracts *
Deutsche Bank total return swap, Termination date April 30, 2024	$(4,018)	(0.97)%	$—	—%	$(4,018)	(0.97)%
Deutsche Bank total return swap, Termination date July 1, 2020	23,931	5.78%	—	—%	23,931	5.78%
Total Swap Contracts	$19,913	4.81%	$—	—%	$19,913	4.81%

Total Futures, Forward and
Swap Contracts	$24,552	5.92%	$(2,458)	(0.59)%	$22,094	5.33%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 1 Class Units at December 31, 2019

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$114,729	1/15/2021-12/27/2022	Federal Farm Credit Banks, 1.6%-2.2%	$115,350	27.85%
91,783	9/13/2021-12/23/2022	Federal Home Loan Banks, 1.8%-2.3%	92,108	22.23%
	Total U.S. Government-sponsored enterprises (cost $206,520)		$207,458	50.08%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$88,505	1/16/2020-6/25/2020	U.S. Treasury bills, 1.5%-2.0% (cost $87,905)	$88,059	21.26%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
557	Highland / iBoxx Senior Loan ETF	$9,774	2.36%
131	PIMCO Enhanced Short Maturity Active ETF	13,320	3.22%
361	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	9,714	2.34%
	Total Exchange-traded funds (cost $33,461)	$32,808	7.92%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 1 Class Units at December 31, 2019	$328,325	79.26%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 2 Class Units

Assets by Class of Units	December 31, 2019
Equity in brokers' trading accounts:
Cash	$56,111
Net unrealized gain (loss) on open futures contracts	2,075
Net unrealized gain (loss) on open forward currency contracts	(357)
Net unrealized gain (loss) on open swap contracts	15,685
Total equity in brokers' trading accounts	73,514

Cash and cash equivalents	2,980
Securities owned, at fair value (cost $258,262)	258,609
Interest and dividend receivable, net	29
Total assets	$335,132

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Legacy 2 Class Units at December 31, 2019

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$915	0.28%	$(111)	(0.03)%	$804	0.25%
Currencies	360	0.11%	(327)	(0.10)%	33	0.01%
Energy	1,658	0.50%	(1,221)	(0.37)%	437	0.13%
Interest rates	(321)	(0.10)%	8	—%	(313)	(0.10)%
Meats	(1)	—%	(16)	—%	(17)	(0.01)%
Metals	1,015	0.31%	5	—%	1,020	0.31%
Soft commodities	234	0.07%	36	0.01%	270	0.08%
Stock indices	1,188	0.36%	(153)	(0.04)%	1,035	0.32%
Total U.S. Futures Positions	5,048		(1,779)		3,269

Foreign Futures Positions:
Interest rates	(1,300)	(0.39)%	178	0.05%	(1,122)	(0.34)%
Metals	(371)	(0.11)%	(6)	—%	(377)	(0.11)%
Stock indices	298	0.09%	7	—%	305	0.09%
Total Foreign Futures Positions	(1,373)		179		(1,194)
Total Futures Contracts	$3,675	1.12%	$(1,600)	(0.49)%	$2,075	0.63%

Forward Contracts *
Currencies	$(24)	(0.01)%	$(333)	(0.10)%	$(357)	(0.11)%

Swap Contracts *
Deutsche Bank total return swap, Termination date April 30, 2024	$(3,164)	(0.97)%	$—	—%	$(3,164)	(0.97)%
Deutsche Bank total return swap, Termination date July 1, 2020	18,849	5.78%	—	—%	18,849	5.78%
Total Swap Contracts	$15,685	4.81%	$—	—%	$15,685	4.81%

Total Futures, Forward and
Swap Contracts	$19,336	5.92%	$(1,933)	(0.59)%	$17,403	5.33%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 2 Class Units at December 31, 2019

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$90,367	1/15/2021-12/27/2022	Federal Farm Credit Banks, 1.6%-2.2%	$90,857	27.85%
72,294	9/13/2021-12/23/2022	Federal Home Loan Banks, 1.8%-2.3%	72,550	22.23%
	Total U.S. Government-sponsored enterprises (cost $162,667)		$163,407	50.08%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$69,712	1/16/2020-6/25/2020	U.S. Treasury bills, 1.5%-2.0% (cost $69,239)	$69,360	21.26%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
439	Highland / iBoxx Senior Loan ETF	$7,699	2.36%
103	PIMCO Enhanced Short Maturity Active ETF	10,492	3.22%
284	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	7,651	2.34%
	Total Exchange-traded funds (cost $26,356)	$25,842	7.92%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 2 Class Units at December 31, 2019	$258,609	79.26%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 1 Class Units

Assets by Class of Units	December 31, 2019
Equity in brokers' trading accounts:
Cash	$2,681,756
Net unrealized gain (loss) on open futures contracts	99,165
Net unrealized gain (loss) on open forward currency contracts	(17,047)
Net unrealized gain (loss) on open swap contracts	749,633
Total equity in brokers' trading accounts	3,513,507

Cash and cash equivalents	142,447
Securities owned, at fair value (cost $12,343,245)	12,359,824
Interest and dividend receivable, net	1,370
Total assets	$16,017,148

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 1 Class Units at December 31, 2019

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$43,740	0.28%	$(5,367)	(0.03)%	$38,373	0.25%
Currencies	17,222	0.11%	(15,664)	(0.10)%	1,558	0.01%
Energy	79,256	0.50%	(58,341)	(0.37)%	20,915	0.13%
Interest rates	(15,320)	(0.10)%	370	—%	(14,950)	(0.10)%
Meats	(59)	—%	(759)	—%	(818)	(0.01)%
Metals	48,520	0.31%	239	—%	48,759	0.31%
Soft commodities	11,182	0.07%	1,740	0.01%	12,922	0.08%
Stock indices	56,799	0.36%	(7,322)	(0.04)%	49,477	0.32%
Total U.S. Futures Positions	241,340		(85,104)		156,236

Foreign Futures Positions:
Interest rates	(62,132)	(0.39)%	8,505	0.05%	(53,627)	(0.34)%
Metals	(17,738)	(0.11)%	(275)	—%	(18,013)	(0.11)%
Stock indices	14,258	0.09%	311	—%	14,569	0.09%
Total Foreign Futures Positions	(65,612)		8,541		(57,071)
Total Futures Contracts	$175,728	1.12%	$(76,563)	(0.49)%	$99,165	0.63%

Forward Contracts *
Currencies	$(1,137)	(0.01)%	$(15,910)	(0.10)%	$(17,047)	(0.11)%

Swap Contracts *
Deutsche Bank total return swap, Termination date April 30, 2024	$(151,236)	(0.97)%	$—	—%	$(151,236)	(0.97)%
Deutsche Bank total return swap, Termination date July 1, 2020	900,869	5.78%	—	—%	900,869	5.78%
Total Swap Contracts	$749,633	4.81%	$—	—%	$749,633	4.81%

Total Futures, Forward and
Swap Contracts	$924,224	5.92%	$(92,473)	(0.59)%	$831,751	5.33%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 1 Class Units at December 31, 2019

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$4,318,958	1/15/2021-12/27/2022	Federal Farm Credit Banks, 1.6%-2.2%	$4,342,366	27.85%
3,455,167	9/13/2021-12/23/2022	Federal Home Loan Banks, 1.8%-2.3%	3,467,404	22.23%
	Total U.S. Government-sponsored enterprises (cost $7,774,436)		$7,809,770	50.08%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$3,331,768	1/16/2020-6/25/2020	U.S. Treasury bills, 1.5%-2.0% (cost $3,309,179)	$3,314,980	21.26%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
20,978	Highland / iBoxx Senior Loan ETF	$367,951	2.36%
4,936	PIMCO Enhanced Short Maturity Active ETF	501,443	3.22%
13,574	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	365,680	2.34%
	Total Exchange-traded funds (cost $1,259,630)	$1,235,074	7.92%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 1 Class Units at December 31, 2019	$12,359,824	79.26%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 2 Class Units

Assets by Class of Units	December 31, 2019
Equity in brokers' trading accounts:
Cash	$118,828
Net unrealized gain (loss) on open futures contracts	4,394
Net unrealized gain (loss) on open forward currency contracts	(755)
Net unrealized gain (loss) on open swap contracts	33,216
Total equity in brokers' trading accounts	155,683

Cash and cash equivalents	6,312
Securities owned, at fair value (cost $546,925)	547,661
Interest and dividend receivable, net	61
Total assets	$709,717

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 2 Class Units at December 31, 2019

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$1,938	0.28%	$(238)	(0.03)%	$1,700	0.25%
Currencies	763	0.11%	(694)	(0.10)%	69	0.01%
Energy	3,512	0.50%	(2,585)	(0.37)%	927	0.13%
Interest rates	(679)	(0.10)%	16	—%	(663)	(0.10)%
Meats	(3)	—%	(34)	—%	(37)	(0.01)%
Metals	2,150	0.31%	11	—%	2,161	0.31%
Soft commodities	495	0.07%	77	0.01%	572	0.08%
Stock indices	2,517	0.36%	(324)	(0.04)%	2,193	0.32%
Total U.S. Futures Positions	10,693		(3,771)		6,922

Foreign Futures Positions:
Interest rates	(2,753)	(0.39)%	377	0.05%	(2,376)	(0.34)%
Metals	(786)	(0.11)%	(12)	—%	(798)	(0.11)%
Stock indices	632	0.09%	14	—%	646	0.09%
Total Foreign Futures Positions	(2,907)		379		(2,528)
Total Futures Contracts	$7,786	1.12%	$(3,392)	(0.49)%	$4,394	0.63%

Forward Contracts *
Currencies	$(50)	(0.01)%	$(705)	(0.10)%	$(755)	(0.11)%

Swap Contracts *
Deutsche Bank total return swap, Termination date April 30, 2024	$(6,701)	(0.97)%	$—	—%	$(6,701)	(0.97)%
Deutsche Bank total return swap, Termination date July 1, 2020	39,917	5.78%	—	—%	39,917	5.78%
Total Swap Contracts	$33,216	4.81%	$—	—%	$33,216	4.81%

Total Futures, Forward and
Swap Contracts	$40,952	5.92%	$(4,097)	(0.59)%	$36,855	5.33%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 2 Class Units at December 31, 2019

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$191,372	1/15/2021-12/27/2022	Federal Farm Credit Banks, 1.6%-2.2%	$192,409	27.85%
153,097	9/13/2021-12/23/2022	Federal Home Loan Banks, 1.8%-2.3%	153,640	22.23%
	Total U.S. Government-sponsored enterprises (cost $344,483)		$346,049	50.08%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$147,630	1/16/2020-6/25/2020	U.S. Treasury bills, 1.5%-2.0% (cost $146,628)	$146,886	21.26%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
930	Highland / iBoxx Senior Loan ETF	$16,304	2.36%
219	PIMCO Enhanced Short Maturity Active ETF	22,219	3.22%
601	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	16,203	2.34%
	Total Exchange-traded funds (cost $55,814)	$54,726	7.92%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 2 Class Units at December 31, 2019	$547,661	79.26%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 3 Class Units

Assets by Class of Units	December 31, 2019
Equity in brokers' trading accounts:
Cash	$55,585
Net unrealized gain (loss) on open futures contracts	2,055
Net unrealized gain (loss) on open forward currency contracts	(353)
Net unrealized gain (loss) on open swap contracts	15,537
Total equity in brokers' trading accounts	72,824

Cash and cash equivalents	2,953
Securities owned, at fair value (cost $255,838)	256,183
Interest and dividend receivable, net	28
Total assets	$331,988

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 3 Class Units at December 31, 2019

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$907	0.28%	$(111)	(0.03)%	$796	0.25%
Currencies	357	0.11%	(325)	(0.10)%	32	0.01%
Energy	1,643	0.50%	(1,209)	(0.37)%	434	0.13%
Interest rates	(318)	(0.10)%	8	—%	(310)	(0.10)%
Meats	(1)	—%	(16)	—%	(17)	(0.01)%
Metals	1,006	0.31%	5	—%	1,011	0.31%
Soft commodities	232	0.07%	36	0.01%	268	0.08%
Stock indices	1,177	0.36%	(152)	(0.04)%	1,025	0.32%
Total U.S. Futures Positions	5,003		(1,764)		3,239

Foreign Futures Positions:
Interest rates	(1,288)	(0.39)%	176	0.05%	(1,112)	(0.34)%
Metals	(368)	(0.11)%	(6)	—%	(374)	(0.11)%
Stock indices	296	0.09%	6	—%	302	0.09%
Total Foreign Futures Positions	(1,360)		176		(1,184)
Total Futures Contracts	$3,643	1.12%	$(1,588)	(0.49)%	$2,055	0.63%

Forward Contracts *
Currencies	$(24)	(0.01)%	$(329)	(0.10)%	$(353)	(0.11)%

Swap Contracts *
Deutsche Bank total return swap, Termination date April 30, 2024	$(3,135)	(0.97)%	$—	—%	$(3,135)	(0.97)%
Deutsche Bank total return swap, Termination date July 1, 2020	18,672	5.78%	—	—%	18,672	5.78%
Total Swap Contracts	$15,537	4.81%	$—	—%	$15,537	4.81%

Total Futures, Forward and
Swap Contracts	$19,156	5.92%	$(1,917)	(0.59)%	$17,239	5.33%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 3 Class Units at December 31, 2019

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$89,519	1/15/2021-12/27/2022	Federal Farm Credit Banks, 1.6%-2.2%	$90,005	27.85%
71,616	9/13/2021-12/23/2022	Federal Home Loan Banks, 1.8%-2.3%	71,869	22.23%
	Total U.S. Government-sponsored enterprises (cost $161,141)		$161,874	50.08%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$69,058	1/16/2020-6/25/2020	U.S. Treasury bills, 1.5%-2.0% (cost $68,590)	$68,710	21.26%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
435	Highland / iBoxx Senior Loan ETF	$7,627	2.36%
102	PIMCO Enhanced Short Maturity Active ETF	10,393	3.22%
281	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	7,579	2.34%
	Total Exchange-traded funds (cost $26,107)	$25,599	7.92%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 3 Class Units at December 31, 2019	$256,183	79.26%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class A Units

Assets by Class of Units	December 31, 2018
Equity in brokers' trading accounts:
Cash	$774,851
Net unrealized gain (loss) on open futures contracts	104,100
Net unrealized gain (loss) on open forward currency contracts	(2,497)
Net unrealized gain (loss) on open swap contracts	116,486
Total equity in brokers' trading accounts	992,940

Cash and cash equivalents	151,833
Securities owned, at fair value (cost $3,658,597)	3,659,882
Interest and dividend receivable, net	839
Total assets	$4,805,494

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Class A Units at December 31, 2018

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(309)	(0.01)%	$6,968	0.15%	$6,659	0.14%
Currencies	(912)	(0.02)%	2,840	0.06%	1,928	0.04%
Energy	(1,715)	(0.04)%	12,776	0.27%	11,061	0.23%
Interest rates	41,411	0.88%	(11,684)	(0.25)%	29,727	0.63%
Meats	1,639	0.03%	(842)	(0.01)%	797	0.02%
Metals	5,454	0.11%	370	0.01%	5,824	0.12%
Soft commodities	(219)	—%	7,984	0.17%	7,765	0.17%
Stock indices and single stock futures	(10,973)	(0.23)%	655	0.01%	(10,318)	(0.22)%
Total U.S. Futures Positions	34,376		19,067		53,443

Foreign Futures Positions:
Agriculturals	299	0.01%	34	—%	333	0.01%
Currencies	339	0.01%	187	—%	526	0.01%
Interest rates	46,367	0.99%	(1,252)	(0.03)%	45,115	0.96%
Metals	(7,427)	(0.16)%	17,619	0.38%	10,192	0.22%
Soft commodities	—	—%	(299)	(0.01)%	(299)	(0.01)%
Stock indices	(9,931)	(0.21)%	4,721	0.10%	(5,210)	(0.11)%
Total Foreign Futures Positions	29,647		21,010		50,657
Total Futures Contracts	$64,023	1.36%	$40,077	0.85%	$104,100	2.21%

Forward Contracts *
Currencies	$1,169	0.03%	$(3,666)	(0.08)%	$(2,497)	(0.05)%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(35,906)	(0.76)%	$—	—%	$(35,906)	(0.76)%
Deutsche Bank total return swap, Termination date July 1, 2020	152,392	3.24%	—	—%	152,392	3.24%
Total Swap Contracts	$116,486	2.48%	$—	—%	$116,486	2.48%

Total Futures, Forward and
Swap Contracts	$181,678	3.87%	$36,411	0.77%	$218,089	4.64%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class A Units at December 31, 2018

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$150,646	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$151,419	3.22%
1,385,943	2/22/2019-8/1/2019	Federal Farm Credit Banks, 1.2%-1.3%	1,390,038	29.60%
964,134	4/29/2019-12/2/2019	Federal Home Loan Banks, 1.1%-1.5%	967,412	20.60%
	Total U.S. Government-sponsored enterprises (cost $2,500,587)		$2,508,869	53.42%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$903,876	3/28/2019-12/5/2019	U.S. Treasury bills, 1.1%-2.7% (cost $885,759)	$888,967	18.93%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
4,519	Highland / iBoxx Senior Loan ETF	$77,643	1.65%
1,205	PIMCO Enhanced Short Maturity Active ETF	121,662	2.59%
2,410	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	62,741	1.34%
	Exchange-traded funds (cost $272,251)	$262,046	5.58%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class A Units at December 31, 2018	$3,659,882	77.93%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class B Units

Assets by Class of Units	December 31, 2018
Equity in brokers' trading accounts:
Cash	$8,461,360
Net unrealized gain (loss) on open futures contracts	1,136,758
Net unrealized gain (loss) on open forward currency contracts	(27,259)
Net unrealized gain (loss) on open swap contracts	1,272,025
Total equity in brokers' trading accounts	10,842,884

Cash and cash equivalents	1,658,017
Securities owned, at fair value (cost $39,951,813)	39,965,825
Interest and dividend receivable, net	9,159
Total assets	$52,475,885

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Class B Units at December 31, 2018

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(3,371)	(0.01)%	$76,096	0.15%	$72,725	0.14%
Currencies	(9,964)	(0.02)%	31,017	0.06%	21,053	0.04%
Energy	(18,732)	(0.04)%	139,509	0.27%	120,777	0.23%
Interest rates	452,210	0.88%	(127,595)	(0.25)%	324,615	0.63%
Meats	17,897	0.03%	(9,190)	(0.01)%	8,707	0.02%
Metals	59,558	0.11%	4,042	0.01%	63,600	0.12%
Soft commodities	(2,393)	—%	87,184	0.17%	84,791	0.17%
Stock indices and single stock futures	(119,824)	(0.23)%	7,151	0.01%	(112,673)	(0.22)%
Total U.S. Futures Positions	375,381		208,214		583,595

Foreign Futures Positions:
Agriculturals	3,260	0.01%	370	—%	3,630	0.01%
Currencies	3,696	0.01%	2,046	—%	5,742	0.01%
Interest rates	506,329	0.99%	(13,672)	(0.03)%	492,657	0.96%
Metals	(81,109)	(0.16)%	192,397	0.38%	111,288	0.22%
Soft commodities	—	—%	(3,261)	(0.01)%	(3,261)	(0.01)%
Stock indices	(108,450)	(0.21)%	51,557	0.10%	(56,893)	(0.11)%
Total Foreign Futures Positions	323,726		229,437		553,163
Total Futures Contracts	$699,107	1.36%	$437,651	0.85%	$1,136,758	2.21%

Forward Contracts *
Currencies	$12,769	0.03%	$(40,028)	(0.08)%	$(27,259)	(0.05)%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(392,095)	(0.76)%	$—	—%	$(392,095)	(0.76)%
Deutsche Bank total return swap, Termination date July 1, 2020	1,664,120	3.24%	—	—%	1,664,120	3.24%
Total Swap Contracts	$1,272,025	2.48%	$—	—%	$1,272,025	2.48%

Total Futures, Forward and
Swap Contracts	$1,983,901	3.87%	$397,623	0.77%	$2,381,524	4.64%

* No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class B Units at December 31, 2018

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,645,051	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$1,653,490	3.22%
15,134,470	2/22/2019-8/1/2019	Federal Farm Credit Banks, 1.2%-1.3%	15,179,191	29.60%
10,528,326	4/29/2019-12/2/2019	Federal Home Loan Banks, 1.1%-1.5%	10,564,114	20.60%
	Total U.S. Government-sponsored enterprises (cost $27,306,366)		$27,396,795	53.42%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$9,870,306	3/28/2019-12/5/2019	U.S. Treasury bills, 1.1%-2.7% (cost $9,672,477)	$9,707,497	18.93%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
49,352	Highland / iBoxx Senior Loan ETF	$847,859	1.65%
13,160	PIMCO Enhanced Short Maturity Active ETF	1,328,543	2.59%
26,321	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	685,131	1.34%
	Exchange-traded funds (cost $2,972,970)	$2,861,533	5.58%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class B Units at December 31, 2018	$39,965,825	77.93%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 1 Class Units

Assets by Class of Units	December 31, 2018
Equity in brokers' trading accounts:
Cash	$166,563
Net unrealized gain (loss) on open futures contracts	22,376
Net unrealized gain (loss) on open forward currency contracts	(537)
Net unrealized gain (loss) on open swap contracts	25,040
Total equity in brokers' trading accounts	213,442

Cash and cash equivalents	32,638
Securities owned, at fair value (cost $786,455)	786,731
Interest and dividend receivable, net	180
Total assets	$1,032,991

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Legacy 1 Class Units at December 31, 2018

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(66)	(0.01)%	$1,498	0.15%	$1,432	0.14%
Currencies	(196)	(0.02)%	611	0.06%	415	0.04%
Energy	(369)	(0.04)%	2,746	0.27%	2,377	0.23%
Interest rates	8,902	0.88%	(2,512)	(0.25)%	6,390	0.63%
Meats	352	0.03%	(181)	(0.01)%	171	0.02%
Metals	1,172	0.11%	80	0.01%	1,252	0.12%
Soft commodities	(47)	—%	1,716	0.17%	1,669	0.17%
Stock indices and single stock futures	(2,359)	(0.23)%	141	0.01%	(2,218)	(0.22)%
Total U.S. Futures Positions	7,389		4,099		11,488

Foreign Futures Positions:
Agriculturals	64	0.01%	7	—%	71	0.01%
Currencies	73	0.01%	40	—%	113	0.01%
Interest rates	9,967	0.99%	(269)	(0.03)%	9,698	0.96%
Metals	(1,597)	(0.16)%	3,787	0.38%	2,190	0.22%
Soft commodities	—	—%	(64)	(0.01)%	(64)	(0.01)%
Stock indices	(2,135)	(0.21)%	1,015	0.10%	(1,120)	(0.11)%
Total Foreign Futures Positions	6,372		4,516		10,888
Total Futures Contracts	$13,761	1.36%	$8,615	0.85%	$22,376	2.21%

Forward Contracts *
Currencies	$251	0.03%	$(788)	(0.08)%	$(537)	(0.05)%

Swap Contracts *
Deutsche Bank total return swap, Termination date March 29, 2019	$(7,718)	(0.76)%	$—	—%	$(7,718)	(0.76)%
Deutsche Bank total return swap, Termination date July 1, 2020	32,758	3.24%	—	—%	32,758	3.24%
Total Swap Contracts	$25,040	2.48%	$—	—%	$25,040	2.48%

Total Futures, Forward and
Swap Contracts	$39,052	3.87%	$7,827	0.77%	$46,879	4.64%

* No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 1 Class Units at December 31, 2018

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$32,383	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$32,549	3.22%
297,923	2/22/2019-8/1/2019	Federal Farm Credit Banks, 1.2%-1.3%	298,804	29.60%
207,251	4/29/2019-12/2/2019	Federal Home Loan Banks, 1.1%-1.5%	207,956	20.60%
	Total U.S. Government-sponsored enterprises (cost $537,528)		$539,309	53.42%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$194,298	3/28/2019-12/5/2019	U.S. Treasury bills, 1.1%-2.7% (cost $190,404)	$191,093	18.93%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
971	Highland / iBoxx Senior Loan ETF	$16,690	1.65%
259	PIMCO Enhanced Short Maturity Active ETF	26,152	2.59%
518	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	13,487	1.34%
	Exchange-traded funds (cost $58,523)	$56,329	5.58%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 1 Class Units at December 31, 2018	$786,731	77.93%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 2 Class Units

Assets by Class of Units	December 31, 2018
Equity in brokers' trading accounts:
Cash	$53,663
Net unrealized gain (loss) on open futures contracts	7,211
Net unrealized gain (loss) on open forward currency contracts	(173)
Net unrealized gain (loss) on open swap contracts	8,067
Total equity in brokers' trading accounts	68,768

Cash and cash equivalents	10,515
Securities owned, at fair value (cost $253,379)	253,468
Interest and dividend receivable, net	58
Total assets	$332,809

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Legacy 2 Class Units at December 31, 2018

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(21)	(0.01)%	$483	0.15%	$462	0.14%
Currencies	(63)	(0.02)%	197	0.06%	134	0.04%
Energy	(119)	(0.04)%	885	0.27%	766	0.23%
Interest rates	2,868	0.88%	(809)	(0.25)%	2,059	0.63%
Meats	114	0.04%	(58)	(0.01)%	56	0.02%
Metals	378	0.11%	26	0.01%	404	0.12%
Soft commodities	(15)	—%	553	0.17%	538	0.17%
Stock indices and single stock futures	(760)	(0.23)%	45	0.01%	(715)	(0.22)%
Total U.S. Futures Positions	2,382		1,322		3,704

Foreign Futures Positions:
Agriculturals	21	0.01%	2	—%	23	0.01%
Currencies	23	0.01%	13	—%	36	0.01%
Interest rates	3,211	0.99%	(87)	(0.03)%	3,124	0.96%
Metals	(514)	(0.16)%	1,220	0.38%	706	0.22%
Soft commodities	—	—%	(21)	(0.01)%	(21)	(0.01)%
Stock indices	(688)	(0.21)%	327	0.10%	(361)	(0.11)%
Total Foreign Futures Positions	2,053		1,454		3,507
Total Futures Contracts	$4,435	1.36%	$2,776	0.85%	$7,211	2.21%

Forward Contracts *
Currencies	$81	0.03%	$(254)	(0.08)%	$(173)	(0.05)%

Swap Contracts *
Deutsche Bank total return swap, Termination date March 29, 2019	$(2,487)	(0.76)%	$—	—%	$(2,487)	(0.76)%
Deutsche Bank total return swap, Termination date July 1, 2020	10,554	3.24%	—	—%	10,554	3.24%
Total Swap Contracts	$8,067	2.48%	$—	—%	$8,067	2.48%

Total Futures, Forward and
Swap Contracts	$12,583	3.87%	$2,522	0.77%	$15,105	4.64%

* No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 2 Class Units at December 31, 2018

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$10,433	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$10,487	3.22%
95,984	2/22/2019-8/1/2019	Federal Farm Credit Banks, 1.2%-1.3%	96,268	29.60%
66,772	4/29/2019-12/2/2019	Federal Home Loan Banks, 1.1%-1.5%	66,999	20.60%
	Total U.S. Government-sponsored enterprises (cost $173,180)		$173,754	53.42%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$62,599	3/28/2019-12/5/2019	U.S. Treasury bills, 1.1%-2.7% (cost $61,344)	$61,566	18.93%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
313	Highland / iBoxx Senior Loan ETF	$5,377	1.65%
83	PIMCO Enhanced Short Maturity Active ETF	8,426	2.59%
167	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	4,345	1.34%
	Exchange-traded funds (cost $18,855)	$18,148	5.58%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 2 Class Units at December 31, 2018	$253,468	77.93%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 1 Class Units

Assets by Class of Units	December 31, 2018
Equity in brokers' trading accounts:
Cash	$3,178,446
Net unrealized gain (loss) on open futures contracts	427,013
Net unrealized gain (loss) on open forward currency contracts	(10,240)
Net unrealized gain (loss) on open swap contracts	477,827
Total equity in brokers' trading accounts	4,073,046

Cash and cash equivalents	622,821
Securities owned, at fair value (cost $15,007,595)	15,012,860
Interest and dividend receivable, net	3,441
Total assets	$19,712,168

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 1 Class Units at December 31, 2018

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(1,266)	(0.01)%	$28,585	0.15%	$27,319	0.14%
Currencies	(3,743)	(0.02)%	11,651	0.06%	7,908	0.04%
Energy	(7,036)	(0.04)%	52,405	0.27%	45,369	0.23%
Interest rates	169,869	0.88%	(47,930)	(0.25)%	121,939	0.63%
Meats	6,723	0.03%	(3,453)	(0.01)%	3,270	0.02%
Metals	22,372	0.11%	1,519	0.01%	23,891	0.12%
Soft commodities	(899)	—%	32,750	0.17%	31,851	0.17%
Stock indices and single stock futures	(45,011)	(0.23)%	2,686	0.01%	(42,325)	(0.22)%
Total U.S. Futures Positions	141,009		78,213		219,222

Foreign Futures Positions:
Agriculturals	1,225	0.01%	138	—%	1,363	0.01%
Currencies	1,389	0.01%	768	—%	2,157	0.01%
Interest rates	190,198	0.99%	(5,136)	(0.03)%	185,062	0.96%
Metals	(30,467)	(0.16)%	72,273	0.38%	41,806	0.22%
Soft commodities	—	—%	(1,226)	(0.01)%	(1,226)	(0.01)%
Stock indices	(40,738)	(0.21)%	19,367	0.10%	(21,371)	(0.11)%
Total Foreign Futures Positions	121,607		86,184		207,791
Total Futures Contracts	$262,616	1.36%	$164,397	0.85%	$427,013	2.21%

Forward Contracts *
Currencies	$4,796	0.03%	$(15,036)	(0.08)%	$(10,240)	(0.05)%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(147,287)	(0.76)%	$—	—%	$(147,287)	(0.76)%
Deutsche Bank total return swap, Termination date July 1, 2020	625,114	3.24%	—	—%	625,114	3.24%
Total Swap Contracts	$477,827	2.48%	$—	—%	$477,827	2.48%

Total Futures, Forward and
Swap Contracts	$745,239	3.87%	$149,361	0.77%	$894,600	4.64%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 1 Class Units at December 31, 2018

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$617,951	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$621,121	3.22%
5,685,148	2/22/2019-8/1/2019	Federal Farm Credit Banks, 1.2%-1.3%	5,701,948	29.60%
3,954,886	4/29/2019-12/2/2019	Federal Home Loan Banks, 1.1%-1.5%	3,968,330	20.60%
	Total U.S. Government-sponsored enterprises (cost $10,257,429)		$10,291,399	53.42%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$3,707,705	3/28/2019-12/5/2019	U.S. Treasury bills, 1.1%-2.7% (cost $3,633,392)	$3,646,548	18.93%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
18,539	Highland / iBoxx Senior Loan ETF	$318,492	1.65%
4,944	PIMCO Enhanced Short Maturity Active ETF	499,057	2.59%
9,887	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	257,364	1.34%
	Exchange-traded funds (cost $1,116,774)	$1,074,913	5.58%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 1 Class Units at December 31, 2018	$15,012,860	77.93%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 2 Class Units

Assets by Class of Units	December 31, 2018
Equity in brokers' trading accounts:
Cash	$121,251
Net unrealized gain (loss) on open futures contracts	16,288
Net unrealized gain (loss) on open forward currency contracts	(391)
Net unrealized gain (loss) on open swap contracts	18,228
Total equity in brokers' trading accounts	155,376

Cash and cash equivalents	23,759
Securities owned, at fair value (cost $572,506)	572,708
Interest and dividend receivable, net	131
Total assets	$751,974

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 2 Class Units at December 31, 2018

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(48)	(0.01)%	$1,090	0.15%	$1,042	0.14%
Currencies	(143)	(0.02)%	444	0.06%	301	0.04%
Energy	(268)	(0.04)%	1,999	0.27%	1,731	0.23%
Interest rates	6,480	0.88%	(1,828)	(0.25)%	4,652	0.63%
Meats	256	0.03%	(132)	(0.01)%	124	0.02%
Metals	853	0.11%	58	0.01%	911	0.12%
Soft commodities	(34)	—%	1,249	0.17%	1,215	0.17%
Stock indices and single stock futures	(1,717)	(0.23)%	102	0.01%	(1,615)	(0.22)%
Total U.S. Futures Positions	5,379		2,982		8,361

Foreign Futures Positions:
Agriculturals	47	0.01%	5	—%	52	0.01%
Currencies	53	0.01%	29	—%	82	0.01%
Interest rates	7,256	0.99%	(196)	(0.03)%	7,060	0.96%
Metals	(1,162)	(0.16)%	2,757	0.38%	1,595	0.22%
Soft commodities	—	—%	(47)	(0.01)%	(47)	(0.01)%
Stock indices	(1,554)	(0.21)%	739	0.10%	(815)	(0.11)%
Total Foreign Futures Positions	4,640		3,287		7,927
Total Futures Contracts	$10,019	1.36%	$6,269	0.85%	$16,288	2.21%

Forward Contracts *
Currencies	$183	0.03%	$(574)	(0.08)%	$(391)	(0.05)%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(5,619)	(0.76)%	$—	—%	$(5,619)	(0.76)%
Deutsche Bank total return swap, Termination date July 1, 2020	23,847	3.25%	—	—%	23,847	3.25%
Total Swap Contracts	$18,228	2.48%	$—	—%	$18,228	2.48%

Total Futures, Forward and
Swap Contracts	$28,430	3.87%	$5,695	0.77%	$34,125	4.64%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 2 Class Units at December 31, 2018

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$23,573	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$23,694	3.22%
216,876	2/22/2019-8/1/2019	Federal Farm Credit Banks, 1.2%-1.3%	217,517	29.60%
150,870	4/29/2019-12/2/2019	Federal Home Loan Banks, 1.1%-1.5%	151,383	20.60%
	Total U.S. Government-sponsored enterprises (cost $391,298)		$392,594	53.42%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$141,441	3/28/2019-12/5/2019	U.S. Treasury bills, 1.1%-2.7% (cost $138,606)	$139,108	18.93%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
707	Highland / iBoxx Senior Loan ETF	$12,150	1.65%
189	PIMCO Enhanced Short Maturity Active ETF	19,038	2.59%
377	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	9,818	1.34%
	Exchange-traded funds (cost $42,602)	$41,006	5.58%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 2 Class Units at December 31, 2018	$572,708	77.93%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 3 Class Units

Assets by Class of Units	December 31, 2018
Equity in brokers' trading accounts:
Cash	$102,678
Net unrealized gain (loss) on open futures contracts	13,795
Net unrealized gain (loss) on open forward currency contracts	(331)
Net unrealized gain (loss) on open swap contracts	15,436
Total equity in brokers' trading accounts	131,578

Cash and cash equivalents	20,120
Securities owned, at fair value (cost $484,814)	484,984
Interest and dividend receivable, net	111
Total assets	$636,793

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 3 Class Units at December 31, 2018

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(41)	(0.01)%	$923	0.15%	$882	0.14%
Currencies	(121)	(0.02)%	376	0.06%	255	0.04%
Energy	(227)	(0.04)%	1,693	0.27%	1,466	0.23%
Interest rates	5,488	0.88%	(1,548)	(0.25)%	3,940	0.63%
Meats	217	0.03%	(112)	(0.01)%	105	0.02%
Metals	723	0.11%	49	0.01%	772	0.12%
Soft commodities	(29)	—%	1,058	0.17%	1,029	0.17%
Stock indices and single stock futures	(1,454)	(0.23)%	87	0.01%	(1,367)	(0.22)%
Total U.S. Futures Positions	4,556		2,526		7,082

Foreign Futures Positions:
Agriculturals	40	0.01%	4	—%	44	0.01%
Currencies	45	0.01%	25	—%	70	0.01
Interest rates	6,144	0.99%	(166)	(0.03)%	5,978	0.96%
Metals	(984)	(0.16)%	2,335	0.38%	1,351	0.22%
Soft commodities	—	—%	(40)	(0.01)%	(40)	(0.01)%
Stock indices	(1,316)	(0.21)%	626	0.10%	(690)	(0.11)%
Total Foreign Futures Positions	3,929		2,784		6,713
Total Futures Contracts	$8,485	1.36%	$5,310	0.85%	$13,795	2.21%

Forward Contracts *
Currencies	$155	0.03%	$(486)	(0.08)%	$(331)	(0.05)%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(4,758)	(0.76)%	$—	—%	$(4,758)	(0.76)%
Deutsche Bank total return swap, Termination date July 1, 2020	20,194	3.24%	—	—%	20,194	3.24%
Total Swap Contracts	$15,436	2.48%	$—	—%	$15,436	2.48%

Total Futures, Forward and
Swap Contracts	$24,076	3.87%	$4,824	0.77%	$28,900	4.64%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 3 Class Units at December 31, 2018

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$19,963	7/19/2019	Federal Agricultural Mortgage Corp., 1.1%	$20,065	3.22%
183,656	2/22/2019-8/1/2019	Federal Farm Credit Banks, 1.2%-1.3%	184,199	29.60%
127,761	4/29/2019-12/2/2019	Federal Home Loan Banks, 1.1%-1.5%	128,195	20.60%
	Total U.S. Government-sponsored enterprises (cost $331,362)		$332,459	53.42%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$119,776	3/28/2019-12/5/2019	U.S. Treasury bills, 1.1%-2.7% (cost $117,375)	$117,800	18.93%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
599	Highland / iBoxx Senior Loan ETF	$10,289	1.65%
160	PIMCO Enhanced Short Maturity Active ETF	16,122	2.59%
319	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	8,314	1.34%
	Exchange-traded funds (cost $36,077)	$34,725	5.58%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 3 Class Units at December 31, 2018	$484,984	77.93%

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

	2019	2018	2017

Total return – Class A Units	4.85%	(9.92)%	(3.12)%
Total return – Class B Units	4.23%	(10.50)%	(3.75)%
Total return – Legacy 1 Class Units	7.20%	(7.80)%	(0.86)%
Total return – Legacy 2 Class Units	6.87%	(8.03)%	(1.10)%
Total return – Global 1 Class Units	7.65%	(6.95)%	(0.40)%
Total return – Global 2 Class Units	7.47%	(7.19)%	(0.62)%
Total return – Global 3 Class Units	5.73%	(8.82)%	(2.34)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees	5.17%	5.13%	5.16%
Incentive fees	0.57%	0.01%	0.28%
Total expenses	5.74%	5.14%	5.44%
Net investment loss (1)	(3.52)%	(4.10)%	(4.01)%

(1)	Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Limited Partners for the years ended December 31, 2019,  2018, and 2017.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The following per unit performance calculations reflect activity related to the Partnership.

	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):

Net asset value per unit at December 31, 2016	$1,084.25	$890.74	$849.35	$831.55	$838.82	$823.19	$719.36
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	14.25	11.87	11.12	10.93	11.08	11.60	10.11
Expenses net of interest and dividend income*	(48.10)	(45.24)	(18.41)	(20.12)	(14.48)	(16.67)	(26.97)
Total income (loss) from operations	(33.85)	(33.37)	(7.29)	(9.19)	(3.40)	(5.07)	(16.86)
Net asset value per unit at December 31, 2017	1,050.40	857.37	842.06	822.36	835.42	818.12	702.50
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	(59.20)	(48.57)	(48.77)	(47.38)	(45.27)	(44.42)	(37.92)
Expenses net of interest and dividend income*	(44.96)	(41.49)	(16.95)	(18.65)	(12.75)	(14.44)	(24.01)
Total income (loss) from operations	(104.16)	(90.06)	(65.72)	(66.03)	(58.02)	(58.86)	(61.93)
Net asset value per unit at December 31, 2018	946.24	767.31	776.34	756.33	777.40	759.26	640.57
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	88.82	71.97	72.66	71.28	73.71	71.96	60.72
Expenses net of interest and dividend income*	(42.96)	(39.50)	(16.72)	(19.34)	(14.24)	(15.23)	(24.00)
Total income (loss) from operations	45.86	32.47	55.94	51.94	59.47	56.73	36.72
Net asset value per unit at December 31, 2019	$992.10	$799.78	$832.28	$808.27	$836.87	$815.99	$677.29

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

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs, interbank market makers and swap counterparties at December 31, 2019 and 2018 was $10,866,216 and $12,858,812, respectively, which was 17.20% and 16.50% of the net asset value, respectively, and is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.

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

Securities sold short represent obligations of the Partnership to deliver specific securities and thereby create a liability to purchase these instruments in the open market at prevailing prices. These transactions may result in market risk not reflected in the consolidated statement of financial condition as the Partnership’s ultimate obligation to satisfy its obligation for trading liabilities may exceed the amount reflected in the consolidated statements of financial condition.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

For the year ended December 31, 2019, the monthly average number of futures contracts bought and sold was 7,863, and the monthly average number of forward contracts bought and sold was 271.  For the year ended December 31, 2018, the monthly average number of futures contracts bought and sold was 19,056 and the monthly average number of forward contracts bought and sold was 448.  For the year ended December 31, 2017, the monthly average futures contracts bought and sold was 38,106 and the monthly average forward contracts bought and sold was 585.  The following tables summarize the quantitative information required by FASB ASC 815:

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	12/31/2019	12/31/2019	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$201,399	$(45,915)	$155,484

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	77,837	(71,524)	6,313

Energy contracts	Net Unrealized gain (loss) on open futures contracts	399,221	(314,480)	84,741

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	47,095	(324,965)	(277,870)

Meats contracts	Net Unrealized gain (loss) on open futures contracts	1,715	(5,030)	(3,315)

Metals contracts	Net Unrealized gain (loss) on open futures contracts	277,156	(152,572)	124,584

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	56,283	(3,922)	52,361

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	325,154	(65,645)	259,509

		$1,385,860	$(984,053)	$401,807

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$67,730	$(136,803)	$(69,073)

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$3,650,232	$(612,793)	$3,037,439

*At December 31, 2019, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date April 30, 2024
Agricultural contracts	3%
Energy contracts	3%
Interest rate contracts	46%
Metals contracts	5%
Stock indices contracts	12%
Forward currency contracts	31%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	39%
Stock indices contracts	22%
Forward currency contracts	39%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	12/31/2018	12/31/2018	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$137,471	$(21,434)	$116,037

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	319,952	(279,232)	40,720

Energy contracts	Net Unrealized gain (loss) on open futures contracts	213,143	(29,596)	183,547

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	1,472,305	(230,289)	1,242,016

Meats contracts	Net Unrealized gain (loss) on open futures contracts	34,138	(20,908)	13,230

Metals contracts	Net Unrealized gain (loss) on open futures contracts	489,925	(224,143)	265,782

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	149,703	(25,803)	123,900

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	135,976	(393,667)	(257,691)

		$2,952,613	$(1,225,072)	$1,727,541

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$142,015	$(183,443)	$(41,428)

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$2,528,979	$(595,870)	$1,933,109

*At December 31, 2018, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date March 29, 2019
Agricultural contracts	4%
Energy contracts	2%
Interest rate contracts	58%
Metals contracts	1%
Stock indices contracts	4%
Forward currency contracts	31%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	52%
Stock indices contracts	15%
Forward currency contracts	33%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Years Ended December 31, 2019,  2018 and 2017

		Years Ended December 31,
Type of Contract		2019	2018	2017

Agriculturals contracts	Net gain (loss) from futures trading	$(177,141)	$(1,206,749)	$(2,343,148)
Currencies contracts	Net gain (loss) from futures trading	(414,477)	(194,875)	(3,320,635)
Energy contracts	Net gain (loss) from futures trading	(728,265)	1,051,284	(4,612,712)
Interest rates contracts	Net gain (loss) from futures trading	5,434,332	882,364	(8,492,797)
Meats contracts	Net gain (loss) from futures trading	(97,912)	(376,875)	266,929
Metals contracts	Net gain (loss) from futures trading	530,405	(707,249)	(1,954,292)
Soft commodities contracts	Net gain (loss) from futures trading	(204,249)	966,280	220,619
Stock indices	Net gain (loss) from futures trading	1,720,644	(4,490,579)	23,817,809
Forward Currency Contracts	Net gain (loss) from forward trading	380,909	79,646	(2,371,940)
Swap Contracts	Net gain (loss) from swap trading	1,104,330	753,797	1,914,010

		$7,548,576	$(3,242,956)	$3,123,843

Line Item in Consolidated Statements of Operations	For years ended December 31,
	2019	2018	2017

Net gain (loss) from futures trading
Realized	$7,389,071	$(3,159,282)	$3,217,037
Change in unrealized	(1,325,734)	(917,117)	364,735
Total realized and change in unrealized net gain (loss) from futures trading	$6,063,337	$(4,076,399)	$3,581,772

Net gain (loss) from forward trading
Realized	$408,554	$146,701	$(2,396,861)
Change in unrealized	(27,645)	(67,055)	24,922
Total realized and change in unrealized net gain (loss) from forward trading	$380,909	$79,646	$(2,371,939)

Net gain (loss) from swap trading
Change in unrealized	$1,104,330	$753,797	$1,914,010
Total realized and change in unrealized net gain (loss) from swap trading	$1,104,330	$753,797	$1,914,010

Total realized and change in unrealized net gain (loss) from futures, forward and swap trading	$7,548,576	$(3,242,956)	$3,123,843

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The tables below show the gross and net information related to derivatives eligible for offset in the Consolidated Statements of Financial Condition as of December 31, 2019 and 2018.

Offsetting of Derivative Assets

As of December 31, 2019

			Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$1,385,860	$(984,053)	$401,807
Forward contracts	67,730	(136,803)	(69,073)
Swap contracts	3,650,232	(612,793)	3,037,439
Total derivatives	$5,103,822	$(1,733,649)	$3,370,173

Offsetting of Derivative Liabilities

As of December 31, 2019

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$984,053	$(984,053)	$—
Forward contracts	136,803	(136,803)	—
Swap contracts	612,793	(612,793)	—
Total derivatives	$1,733,649	$(1,733,649)	$—

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of December 31, 2019

		Gross Amounts Not Offset in the Consolidated
		Statements of Financial Condition
	Net Amount of
	Unrealized Gain/(Loss)
	Presented in
	the Consolidated
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

ADM Investor Services, Inc.	$(75,551)	$—	$—	$(75,551)
Deutsche Bank AG	3,037,439	—	—	3,037,439
SG Americas Securities, LLC	408,285	—	—	408,285
Total	$3,370,173	$—	$—	$3,370,173

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Offsetting of Derivative Assets

As of December 31, 2018

			Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$2,952,613	$(1,225,072)	$1,727,541
Forward contracts	142,015	(183,443)	(41,428)
Swap contracts	2,528,979	(595,870)	1,933,109
Total derivatives	$5,623,607	$(2,004,385)	$3,619,222

Offsetting of Derivative Liabilities

As of December 31, 2018

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$1,225,072	$(1,225,072)	$—
Forward contracts	183,443	(183,443)	—
Swap contracts	595,870	(595,870)	—
Total derivatives	$2,004,385	$(2,004,385)	$—

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of December 31, 2018

		Gross Amounts Not Offset in the Consolidated
		Statements of Financial Condition
	Net Amount of
	Unrealized Gain/(Loss)
	Presented in
	the Consolidated
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

ADM Investor Services, Inc.	$104,888	$—	$—	$104,888
Deutsche Bank AG	1,933,109	—	—	1,933,109
SG Americas Securities, LLC	1,625,006	—	—	1,625,006
UBS AG	(43,781)	—	—	(43,781)
Total	$3,619,222	$—	$—	$3,619,222

Note 12. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through date of issuance of the accompanying consolidated financial statements. Subsequent to December 31, 2019, there were redemptions from the Partnership totaling approximately $426,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: March 11, 2020	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David M. Kavanagh and Maureen O’Rourke, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in- fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2020.

Signature	Title

/s/ David M. Kavanagh	President (Principal Executive Officer)
David M. Kavanagh

/s/ Maureen O’Rourke	Chief Financial Officer (Principal
Maureen O’Rourke	Financial and Accounting Officer)