Form 10-Q
period 2020-03-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2020-05-15
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

c/o Dearborn Capital Management, L.L.C.
555 West Jackson Boulevard, Suite 600
Chicago, Illinois 60661
(Address of Principal Executive Offices, including Zip Code)

Registrant’s telephone number, including area code: (312) 756-4450

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.	Not applicable.	Not applicable.

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

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

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

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED March 31, 2020

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Equity in brokers' trading accounts:
Cash	$11,593,313	$10,866,216
Net unrealized gain (loss) on open futures contracts	975,375	401,807
Net unrealized gain (loss) on open forward currency contracts	10,353	(69,073)
Net unrealized gain (loss) on open swap contracts	(5,071,616)	3,037,439
Total equity in brokers' trading accounts	7,507,425	14,236,389
Cash and cash equivalents	6,276,445	577,181
Securities owned, at fair value (cost $39,576,248 and $50,013,633, respectively)	38,748,534	50,080,807
Interest and dividend receivable, net	—	5,553
Total assets	$52,532,404	$64,899,930
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$252,966	$317,812
Accrued incentive fees	61,819	77,585
Organization and offering costs payable	12,529	15,480
Accrued operating expenses	10,912	13,494
Redemptions payable to limited partners	1,149,946	1,269,238
Interest and other liabilities	6,695	20,414
Total liabilities	1,494,867	1,714,023
Partners' Capital (Net Asset Value)
General Partner
Class A (307.34 units outstanding at both March 31, 2020 and December 31, 2019)	256,796	304,918
Legacy 2 Class (263.13 units outstanding at both March 31, 2020 and December 31, 2019)	180,038	212,682
Global 1 Class (392.74 units outstanding at both March 31, 2020 and December 31, 2019)	278,788	328,671
Global 2 Class (231.81 units outstanding at both March 31, 2020 and December 31, 2019)	160,341	189,151

Limited Partners
Class A (3,740.34 units outstanding at both March 31, 2020 and December 31, 2019)	3,125,166	3,710,803
Class B (50,401.60 and 52,290.82 units outstanding at March 31, 2020 and December 31, 2019, respectively)	33,893,049	41,821,340
Legacy 1 Class (497.72 units outstanding at both March 31, 2020 and December 31, 2019)	350,883	414,242
Legacy 2 Class (140.55 units outstanding at both March 31, 2020 and December 31, 2019)	96,164	113,599
Global 1 Class (16,974.54 and 18,241.21 units outstanding at March 31, 2020 and December 31, 2019, respectively)	12,049,429	15,265,460
Global 2 Class (590.33 and 614.97 units outstanding at March 31, 2020 and December 31, 2019, respectively)	408,339	501,820
Global 3 Class (417.30 and 477.23 units outstanding at March 31, 2020 and December 31, 2019, respectively)	238,544	323,221
Total partners' capital (net asset value)	51,037,537	63,185,907
Total liabilities and partners' capital (net asset value)	$52,532,404	$64,899,930

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

March 31, 2020

(Unaudited)

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$10,378	0.02%	$53,968	0.11%	$64,346	0.13%
Currencies	(3,845)	(0.01)%	121,017	0.24%	117,172	0.23%
Energy	(24,124)	(0.05)%	182,761	0.36%	158,637	0.31%
Interest rates	328,409	0.65%	(2,700)	(0.01)%	325,709	0.64%
Meats	—	—%	25,317	0.05%	25,317	0.05%
Metals	32,217	0.06%	(10,482)	(0.02)%	21,735	0.04%
Soft commodities	(8,844)	(0.02)%	87,377	0.17%	78,533	0.15%
Stock indices	(91,878)	(0.18)%	(8,840)	(0.02)%	(100,718)	(0.20)%
Total U.S. Futures Positions	242,313		448,418		690,731

Foreign Futures Positions:
Interest rates	19,420	0.05%	3,241	0.01%	22,661	0.04%
Metals	(95,660)	(0.19)%	272,383	0.53%	176,723	0.35%
Stock indices	93,304	0.18%	(8,044)	(0.02)%	85,260	0.17%
Total Foreign Futures Positions	17,064		267,580		284,644
Total Futures Contracts	$259,377	0.51%	$715,998	1.40%	$975,375	1.91%

Forward Contracts *
Currencies	$108,145	0.21%	$(97,792)	(0.19)%	$10,353	0.02%

Swap Contracts
Deutsche Bank total return swap, Termination date April 30, 2024	$(1,480,432)	(2.90)%	$—	—%	$(1,480,432)	(2.90)%
Deutsche Bank total return swap, Termination date July 1, 2020	(3,591,184)	(7.04)%	—	—%	(3,591,184)	(7.04)%
Total Swap Contracts	$(5,071,616)	(9.94)%	$—	—%	$(5,071,616)	(9.94)%

Total Futures, Forward and
Swap Contracts	$(4,704,094)	(9.22)%	$618,206	1.21%	$(4,085,888)	(8.01)%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2020

(Unaudited)

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$4,500,000	2/10/2023-3/17/2023	Federal Agricultural Mortgage Corp., 1.0%-1.7%	$4,506,727	8.83%
7,500,000	12/2/2021-1/17/2023	Federal Farm Credit Banks, 1.6%-1.8%	7,534,374	14.76%
12,000,000	12/5/2022-2/28/2023	Federal Home Loan Banks, 1.7%-1.8%	12,044,288	23.60%
2,000,000	8/10/2022	Federal Home Loan Mortgage Corp., 1.7%	2,004,675	3.93%
	Total U.S. Government-sponsored enterprises (cost $26,000,465)		$26,090,064	51.12%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$5,000,000	6/25/2020	U.S. Treasury bills, 1.6% (cost $4,962,051)	$4,981,878	9.76%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
85,000	Highland/iBoxx Senior Loan ETF	$1,315,103	2.57%
50,000	Invesco Preferred ETF	658,000	1.29%
20,000	PIMCO Enhanced Short Maturity Active ETF	1,979,600	3.88%
55,000	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	1,295,800	2.54%
95,403	Other Exchange-traded funds**	2,428,089	4.76%
	Total Exchange-traded funds (cost $8,613,732)	$7,676,592	15.04%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $39,576,248)	$38,748,534	75.92%

**No individual position constituted greater than 1 percent of partners’ capital (net asset value).

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2019

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$177,229	0.28%	$(21,745)	(0.03)%	$155,484	0.25%
Currencies	69,782	0.11%	(63,469)	(0.10)%	6,313	0.01%
Energy	321,136	0.50%	(236,395)	(0.37)%	84,741	0.13%
Interest rates	(62,078)	(0.10)%	1,500	—%	(60,578)	(0.10)%
Meats	(240)	—%	(3,075)	—%	(3,315)	(0.01)%
Metals	196,600	0.31%	970	—%	197,570	0.31%
Soft commodities	45,310	0.07%	7,051	0.01%	52,361	0.08%
Stock indices and single stock futures	230,145	0.36%	(29,668)	(0.04)%	200,477	0.32%
Total U.S. Futures Positions	977,884		(344,831)		633,053

Foreign Futures Positions:
Interest rates	(251,752)	(0.39)%	34,460	0.05%	(217,292)	(0.34)%
Metals	(71,872)	(0.11)%	(1,114)	—%	(72,986)	(0.11)%
Stock indices	57,771	0.09%	1,261	—%	59,032	0.09%
Total Foreign Futures Positions	(265,853)		34,607		(231,246)
Total Futures Contracts	$712,031	1.12%	$(310,224)	(0.49)%	$401,807	0.63%

Forward Contracts *
Currencies	$(4,609)	(0.01)%	$(64,464)	(0.10)%	$(69,073)	(0.11)%

Swap Contracts
Deutsche Bank total return swap, Termination date April 30, 2024	$(612,793)	(0.97)%	$—	—%	$(612,793)	(0.97)%
Deutsche Bank total return swap, Termination date July 1, 2020	3,650,232	5.78%	—	—%	3,650,232	5.78%
Total Swap Contracts	$3,037,439	4.81%	$—	—%	$3,037,439	4.81%

Total Futures, Forward and
Swap Contracts	$3,744,861	5.92%	$(374,688)	(0.59)%	$3,370,173	5.33%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2019

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$17,500,000	1/15/2021-12/27/2022	Federal Farm Credit Banks, 1.6%-2.2%	17,594,846	27.85%
14,000,000	9/13/2021-12/23/2022	Federal Home Loan Banks, 1.8%-2.3%	14,049,584	22.23%
	Total U.S. Government-sponsored enterprises (cost $31,501,260)		$31,644,430	50.08%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$13,500,000	1/16/2020-6/25/2020	U.S. Treasury bills, 1.5%-2.0% (cost $13,408,474)	$13,431,977	21.26%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
85,000	Highland/iBoxx Senior Loan ETF	$1,490,900	2.36%
20,000	PIMCO Enhanced Short Maturity Active ETF	2,031,800	3.22%
55,000	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	1,481,700	2.34%
	Total Exchange-traded funds (cost $5,103,899)	$5,004,400	7.92%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $50,013,633)	$50,080,807	79.26%

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2020	2019
	(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$(870,104)	$1,887,583
Change in unrealized	573,568	360,482
Commissions	(200,147)	(276,498)
Net gains (losses) from futures trading	(496,683)	1,971,567

Net gain (loss) from forward trading
Realized	165,438	17,913
Change in unrealized	79,426	18,442
Commissions	(3,770)	(206)
Net gains (losses) from forward trading	241,094	36,149

Net gain (loss) from swap trading
Change in unrealized	(8,109,055)	(230,918)
Net gains (losses) from swap trading	(8,109,055)	(230,918)

Net gain (loss) from securities
Realized	—	2,215
Change in unrealized	(837,641)	93,250
Net gains (losses) from securities	(837,641)	95,465

Net trading gains (losses)	(9,202,285)	1,872,263

Net investment income (loss)
Income
Interest income	141,765	207,203
Dividend income	86,067	56,974
Total income	227,832	264,177
Expenses from operations
Brokerage charge	658,829	881,419
Incentive fees	61,819	31,371
Organizational and offering costs	41,971	55,639
Operating expenses	36,537	48,320
Total expenses	799,156	1,016,749
Net investment loss	$(571,324)	$(752,572)
Net income (loss)	$(9,773,609)	$1,119,691

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(156.57)	$13.76
General Partner & Limited Partner Class B Units	$(127.32)	$9.89
General Partner & Limited Partner Legacy 1 Class Units	$(127.30)	$15.58
General Partner & Limited Partner Legacy 2 Class Units	$(124.05)	$14.19
General Partner & Limited Partner Global 1 Class Units	$(127.02)	$15.70
General Partner & Limited Partner Global 2 Class Units	$(124.28)	$15.48
General Partner & Limited Partner Global 3 Class Units	$(105.65)	$10.71

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Three Months Ended March 31, 2020

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount
Partners’ capital,
December 31, 2019	307.34	$304,918	3,740.34	$3,710,803	—	$—	52,290.82	$41,821,340	—	$—	497.72	$414,242	263.13	$212,682	140.55	$113,599
Redemptions	—	—	—	—	—	—	(1,889.22)	(1,368,811)	—	—	—	—	—	—	—	—
Net income (loss)	—	(48,122)	—	(585,637)	—	—	—	(6,559,480)	—	—	—	(63,359)	—	(32,644)	—	(17,435)
Partners’ capital,
March 31, 2020	307.34	$256,796	3,740.34	$3,125,166	—	$—	50,401.60	$33,893,049	—	$—	497.72	$350,883	263.13	$180,038	140.55	$96,164

Net asset value per General Partner and Limited Partner unit at December 31, 2019		$992.10				$799.78				$832.28				$808.27

Net asset value per General Partner and Limited Partner unit at March 31, 2020		$835.53				$672.46				$704.98				$684.22

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Three Months Ended March 31, 2020

(Unaudited)

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2019	392.74	$328,671	18,241.21	$15,265,460	231.81	$189,151	614.97	$501,820	—	$—	477.23	$323,221	$63,185,907
Redemptions	—	—	(1,266.67)	(953,528)	—	—	(24.64)	(18,162)	—	—	(59.93)	(34,260)	(2,374,761)
Net income (loss)	—	(49,883)	—	(2,262,503)	—	(28,810)	—	(75,319)	—	—	—	(50,417)	(9,773,609)
Partners’ capital,
March 31, 2020	392.74	$278,788	16,974.54	$12,049,429	231.81	$160,341	590.33	$408,339	—	$—	417.30	$238,544	$51,037,537

Net asset value per General Partner and Limited Partner unit at December 31, 2019		$836.87				$815.99				$677.29

Net asset value per General Partner and Limited Partner unit at March 31, 2020		$709.85				$691.71				$571.64

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

Three Months Ended March 31, 2019

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

Effective April 1, 2019, limited partnership units of the Partnership were no longer offered for sale. For existing investors in the Partnership, business has been and will be conducted as usual. There was no change in the trading, operations, or monthly statements, etc., and redemption requests will continue to be offered on a monthly basis.

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

GP 1, LLC (“GP 1”)          GP 5, LLC (“GP 5”)          GP 11, LLC (“GP 11”)

GP 3, LLC (“GP 3”)          GP 8, LLC (“GP 8”)          GP 18, LLC (“GP 18”)

GP 4, LLC (“GP 4”)          GP 9, LLC (“GP 9”)

There were no assets allocated to GP 8, GP 9 and GP 11 as of March 31, 2020, and there were no assets allocated to GP 11 as of December 31, 2019.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed. As of March 31, 2020, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2016.

Organization and offering costs: The General Partner has incurred all expenses in connection with the organization and the continuous public offering of partnership interests and is reimbursed by the Partnership. In addition, the General Partner continues to compensate wholesalers for services rendered to certain Limited Partners. This reimbursement is made monthly and the reimbursement amounts are listed by class in Note 5. In no event, however, will the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any prior year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the organization and the continuous public offering expenses are charged to expense from operations at the time of reimbursement or accrual. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. As of March 31, 2020, unreimbursed organization and offering costs incurred by the General Partner were approximately $241,000 and may be reimbursed by the Partnership in the future.

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

Changes in the value of the swap agreements are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. The final exchange amount based on the swap value at the termination of the swap agreement will be recorded as a realized gain or loss in the consolidated statement of operations. Through its Trading Companies, the Partnership has entered into total return swaps with Deutsche Bank AG.  The Partnership maintains cash as collateral to secure its obligations under the swaps. As of March 31, 2020 and December 31, 2019, the notional value of the swaps were $22,678,256 and $29,622,256, respectively, and the cash margin balance was $10,901,500 and $5,082,500, respectively, which is included in equity in brokers’ trading accounts on the consolidated statements of financial condition. The swaps were effective July 1, 2015 and April 5, 2016 and have termination dates of July 1, 2020 and April 30, 2024, respectively.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the periods ended March 31, 2020 and 2019, substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

Recent accounting pronouncements:  In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance requires an entity to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts as opposed to delaying recognition until the loss was probable of occurring.  The guidance is effective for annual and interim periods beginning after December 15, 2019.  The Partnership adopted ASU 2016-13 on January 1, 2020 and the adoption did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820) Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  The amendments in this update apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements.  The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. The guidance is effective for fiscal years beginning after December 15, 2019.  The Partnership adopted ASU 2018-13 on January 1, 2020 and the adoption did not have a material impact on its consolidated financial statements.

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2020:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$975,375	$—	$—	$975,375
Forward currency contracts	—	10,353	—	10,353
Swap contracts	—	(5,071,616)	—	(5,071,616)
Cash and cash equivalents
U.S. money market fund	6,273,074	—	—	6,273,074
Securities owned
U.S. Government-sponsored enterprises	—	26,090,064	—	26,090,064
U.S. Government securities	—	4,981,878	—	4,981,878
U.S. Exchange-traded funds	7,676,592	—	—	7,676,592
Total	$14,925,041	$26,010,679	$—	$40,935,720

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the three months ended March 31, 2020 and year ended December 31, 2019.

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

Note 4. Commodity Trading Advisors and Reference Traders

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors or through swap transactions based on reference programs of such advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. As of March 31, 2020, the commodity trading advisors are EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP (“Episteme”) and Quantica Capital AG (“Quantica”) (collectively, the “Advisors”). The Partnership will obtain the equivalent of net profits or net losses generated by H2O AM LLP (“H2O”) and Winton Capital Management Limited (“Winton”) as reference traders (“collectively, the “Reference Traders”) through off-exchange swap transactions and will not allocate assets to H2O or Winton directly. The Advisors and Reference Traders are paid a quarterly consulting fee, directly or through swap transactions, ranging from 0.2 percent to 1 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee, directly or through swap transactions, ranging from 0 percent to 20 percent of the new trading profits on the allocated net assets of the Advisor or Reference Trader.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $658,829 and $881,419, for the three months ended March 31, 2020 and 2019, respectively, are shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $41,971 and $55,639, for the three months ended March 31, 2020 and 2019, respectively, are shown on the consolidated statements of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed, at the General Partner’s discretion, pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $36,537 and $48,320, for the three months ended March  31, 2020 and 2019,  respectively, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the general partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership.  The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period. For the three months ended March 31, 2020 and 2019, EMC was paid approximately $19,900 and $21,500, respectively, in consulting fees and no incentive fees.

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

	Three Months Ended
	March 31,
	2020	2019

Total return – Class A Units	(15.78)%	1.45%
Total return – Class B Units	(15.92)%	1.29%
Total return – Legacy 1 Class Units	(15.30)%	2.01%
Total return – Legacy 2 Class Units	(15.35)%	1.88%
Total return – Global 1 Class Units	(15.18)%	2.02%
Total return – Global 2 Class Units	(15.23)%	2.04%
Total return – Global 3 Class Units	(15.60)%	1.67%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	5.02%	5.20%
Incentive fees (2)	0.11%	0.04%
Total expenses	5.13%	5.24%
Net investment loss (1) (3)	(3.47)%	(3.80)%

(1)	Annualized.
(2)	Not annualized.
(3)	Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three months ended March 31, 2020 and 2019 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three months ended March 31, 2020 and 2019.

Class A Units	Three Months Ended
	March 31,
	2020	2019

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$992.10	$946.24
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(146.80)	23.53
Expenses net of interest and dividend income*	(9.77)	(9.77)
Total income (loss) from operations	(156.57)	13.76
Net asset value per unit at end of period	$835.53	$960.00

Class B Units	Three Months Ended
	March 31,
	2020	2019

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$799.78	$767.31
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(118.13)	19.09
Expenses net of interest and dividend income*	(9.19)	(9.20)
Total income (loss) from operations	(127.32)	9.89
Net asset value per unit at end of period	$672.46	$777.20

Legacy 1 Class Units	Three Months Ended
	March 31,
	2020	2019

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$832.28	$776.34
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(123.56)	19.61
Expenses net of interest and dividend income*	(3.74)	(4.03)
Total income (loss) from operations	(127.30)	15.58
Net asset value per unit at end of period	$704.98	$791.92

Legacy 2 Class Units	Three Months Ended
	March 31,
	2020	2019

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$808.27	$756.33
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(119.94)	18.80
Expenses net of interest and dividend income*	(4.11)	(4.61)
Total income (loss) from operations	(124.05)	14.19
Net asset value per unit at end of period	$684.22	$770.52

Global 1 Class Units	Three Months Ended
	March 31,
	2020	2019

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$836.87	$777.40
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(124.25)	19.38
Expenses net of interest and dividend income*	(2.77)	(3.68)
Total income (loss) from operations	(127.02)	15.70
Net asset value per unit at end of period	$709.85	$793.10

Global 2 Class Units	Three Months Ended
	March 31,
	2020	2019

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$815.99	$759.26
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(121.14)	18.91
Expenses net of interest and dividend income*	(3.14)	(3.43)
Total income (loss) from operations	(124.28)	15.48
Net asset value per unit at end of period	$691.71	$774.74

Global 3 Class Units	Three Months Ended
	March 31,
	2020	2019

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$677.29	$640.57
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	(100.18)	15.94
Expenses net of interest and dividend income*	(5.47)	(5.23)
Total income (loss) from operations	(105.65)	10.71
Net asset value per unit at end of period	$571.64	$651.28

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

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs, interbank market makers and swap counterparties at March  31, 2020 and December 31, 2019 was $11,593,313 and $10,866,216, respectively, which was 22.72% and 17.20% of the net asset value, respectively, and is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.

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

On March 11, 2020, the World Health Organization declared the novel coronavirus disease 2019, known as COVID-19 (“COVID-19”), a pandemic.  As governments and organizations around the world implement various measures in an attempt to slow the spread of COVID-19, including imposing travel restrictions, quarantining of employees and other efforts focusing on social distancing, the impact on Grant Park cannot be determined.  However, because Grant Park allocates assets among multiple third party trading advisors and reference traders, at least some of whom trade internationally, the general partner expects COVID-19 to have a material impact on Grant Park, its operations and possible economic consequences for at least all or a portion of calendar year 2020 and potentially longer.

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

For the three months ended March 31, 2020, the monthly average number of futures contracts bought and sold was 4,747 and the monthly average number of forward contracts bought and sold was 397. For the three months ended March 31, 2019, the monthly average number of futures contracts bought and sold was 10,966 and the monthly average number of forward contracts bought and sold was 431. The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments at March 31, 2020 and December 31, 2019

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	3/31/2020	3/31/2020	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$69,794	$(5,448)	$64,346

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	121,017	(3,845)	117,172

Energy contracts	Net Unrealized gain (loss) on open futures contracts	203,381	(44,744)	158,637

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	466,955	(118,585)	348,370

Meats contracts	Net Unrealized gain (loss) on open futures contracts	25,317	—	25,317

Metals contracts	Net Unrealized gain (loss) on open futures contracts	329,602	(131,144)	198,458

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	89,342	(10,809)	78,533

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	202,436	(217,894)	(15,458)

		$1,507,844	$(532,469)	$975,375

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$135,413	$(125,060)	$10,353

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$—	$(5,071,616)	$(5,071,616)

*At March 31, 2020, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date April 30, 2024
Agricultural contracts	6%
Energy contracts	1%
Interest rate contracts	53%
Metals contracts	4%
Stock indices contracts	3%
Forward currency contracts	33%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	42%
Stock indices contracts	10%
Forward currency contracts	48%
Total	100%

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	12/31/2019	12/31/2019	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$201,399	$(45,915)	$155,484

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	77,837	(71,524)	6,313

Energy contracts	Net Unrealized gain (loss) on open futures contracts	399,221	(314,480)	84,741

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	47,095	(324,965)	(277,870)

Meats contracts	Net Unrealized gain (loss) on open futures contracts	1,715	(5,030)	(3,315)

Metals contracts	Net Unrealized gain (loss) on open futures contracts	277,156	(152,572)	124,584

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	56,283	(3,922)	52,361

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	325,154	(65,645)	259,509

		$1,385,860	$(984,053)	$401,807

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$67,730	$(136,803)	$(69,073)

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$3,650,232	$(612,793)	$3,037,439

*At December 31, 2019, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date April 30, 2024
Agricultural contracts	3%
Energy contracts	3%
Interest rate contracts	46%
Metals contracts	5%
Stock indices contracts	12%
Forward currency contracts	31%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	39%
Stock indices contracts	22%
Forward currency contracts	39%
Total	100%

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019

		Three Months Ended	Three Months Ended
Type of Contract		March 31, 2020	March 31, 2019

Agriculturals contracts	Net gain (loss) from futures trading	$171,033	$116,879
Currencies contracts	Net gain (loss) from futures trading	427,509	(506,183)
Energy contracts	Net gain (loss) from futures trading	568,697	(578,242)
Interest rates contracts	Net gain (loss) from futures trading	1,857,269	3,077,891
Meats contracts	Net gain (loss) from futures trading	143,671	(26,149)
Metals contracts	Net gain (loss) from futures trading	351,036	(253,345)
Soft commodities contracts	Net gain (loss) from futures trading	2,287	(162,505)
Stock indices	Net gain (loss) from futures trading	(3,818,038)	579,719
Forward Currency Contracts	Net gain (loss) from forward trading	244,864	36,355
Swap Contracts	Net gain (loss) from swap trading	(8,109,055)	(230,918)

		$(8,160,727)	$2,053,502

Line Item in Consolidated Statements of Operations	Three Months Ended
	March 31, 2020	March 31, 2019

Net gain (loss) from futures trading
Realized	$(870,104)	$1,887,583
Change in unrealized	573,568	360,482
Total realized and change in unrealized net gain (loss) from futures trading	$(296,536)	$2,248,065

Net gain (loss) from forward trading
Realized	$165,438	$17,913
Change in unrealized	79,426	18,442
Total realized and change in unrealized net gain (loss) from forward trading	$244,864	$36,355

Net gain (loss) from swap trading
Change in unrealized	$(8,109,055)	$(230,918)
Total realized and change in unrealized net gain (loss) from swap trading	$(8,109,055)	$(230,918)

Total realized and change in unrealized net gain (loss) from futures, forward and swap trading	$(8,160,727)	$2,053,502

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition:

Offsetting of Derivative Assets

As of March 31, 2020

			Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$1,507,844	$(532,469)	$975,375
Forward contracts	135,413	(125,060)	10,353
Swap contracts	—	(5,071,616)	(5,071,616)
Total derivatives	$1,643,257	$(5,729,145)	$(4,085,888)

Offsetting of Derivative Liabilities

As of March 31, 2020

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$532,469	$(532,469)	$—
Forward contracts	125,060	(125,060)	—
Swap contracts	5,071,616	(5,071,616)	—
Total derivatives	$5,729,145	$(5,729,145)	$—

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of March 31, 2020

		Gross Amounts Not Offset in the Consolidated
		Statements of Financial Condition
	Net Amount of
	Unrealized Gain/(Loss)
	Presented in
	the Consolidated
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

ADM Investor Services, Inc.	$547,129	$—	$—	$547,129
Deutsche Bank AG	(5,071,616)	—	—	(5,071,616)
SG Americas Securities, LLC	438,599	—	—	438,599
Total	$(4,085,888)	$—	$—	$(4,085,888)

Offsetting of Derivative Assets

As of December 31, 2019

			Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$1,385,860	$(984,053)	$401,807
Forward contracts	67,730	(136,803)	(69,073)
Swap contracts	3,650,232	(612,793)	3,037,439
Total derivatives	$5,103,822	$(1,733,649)	$3,370,173

Offsetting of Derivative Liabilities

As of December 31, 2019

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$984,053	$(984,053)	$—
Forward contracts	136,803	(136,803)	—
Swap contracts	612,793	(612,793)	—
Total derivatives	$1,733,649	$(1,733,649)	$—

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three months ended March  31, 2020 and 2019, are set forth in the table below:

	Three Months Ended
	March 31,
	2020	2019
Total return – Class A Units	(15.78)%	1.45%
Total return – Class B Units	(15.92)%	1.29%
Total return – Legacy 1 Class Units	(15.30)%	2.01%
Total return – Legacy 2 Class Units	(15.35)%	1.88%
Total return – Global 1 Class Units	(15.18)%	2.02%
Total return – Global 2 Class Units	(15.23)%	2.04%
Total return – Global 3 Class Units	(15.60)%	1.67%

Grant Park’s total net asset value at March  31, 2020 was approximately $51.0 million, at December 31, 2019 was approximately $63.2 million, and at March 31, 2019 was approximately $73.8 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding the swap transactions, for the three months ended March 31, 2020 and 2019.

	% Gain (Loss)
	Three Months Ended
	March 31,
	2020	2019

Agriculturals	0.3%	0.2%
Currencies	0.9	(0.7)
Energy	1.1	(0.8)
Interest rates	3.6	4.1
Meats	0.3	—
Metals	0.7	(0.3)
Soft commodities	—	(0.2)
Stock indices	(7.5)	0.8
Forward currency contracts	0.5	—

Total	(0.1)%	3.1%

Three months ended March 31, 2020 compared to three months ended March 31, 2019

For the three months ended March 30, 2020, Grant Park had a negative return of 15.8% for the Class A units, a negative return of 15.9% for the Class B units, a negative return of 15.3% for the Legacy 1 Class units, a negative return of 15.4% for the Legacy 2 Class units, a negative return of 15.2% for the Global 1 Class units, a negative return of 15.2% for the Global 2 Class units, and a negative return of 15.6% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of 0.1% which were increased by losses of 15.9% from swap transactions and decreased by gains of 0.5% from interest and dividend income. These trading losses were increased by 0.2% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.  For the same period in 2019,  Grant Park had a positive return of 1.5% for the Class A units, a positive return of 1.3% for the Class B units, a positive return of 2.0% for the Legacy 1 Class units, a positive return of 1.9% for the Legacy 2 Class units, a positive return of 2.0% for the Global 1 Class units, a positive return of 2.0% for the Global 2 Class units, and a positive return of

1.7% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 3.1% which were decreased by losses of 0.3% from swap transactions and increased by gains of 0.4% from interest and dividend income. These trading gains were decreased by 2.0% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

 Three months ended March 31, 2020

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

On March 11, 2020, the World Health Organization declared the novel coronavirus disease 2019, known as COVID-19 (“COVID-19”), a pandemic.  As governments and organizations around the world implement various measures in an attempt to slow the spread of COVID-19, including imposing travel restrictions, quarantining of employees and other efforts focusing on social distancing, the impact on Grant Park cannot be determined.  However, because Grant Park allocates assets among multiple third party trading advisors and reference traders, at least some of whom trade internationally, COVID-19 had a material impact on Grant Park, its operations for the later parter of the first quarter of 2020 and the general partner expects COVID-19 to have a material impact on Grant Park, its operations and possible economic consequences for at least all or a portion of the remaining calendar year 2020 and potentially longer.

Key trading developments for Grant Park during the first three months of 2020 included the following:

January. Grant Park recorded losses during the month. Class A units were down 1.14%, Class B units were down 1.19%, Legacy 1 Class units were down 0.95%, Legacy 2 Class units were down 0.97%, Global 1 Class units were down 0.91%, Global 2 Class units were down 0.93% and Global 3 Class units were down 1.06%. Overall Grant Park performance was negative, led by losses in the equities sector.  Positive performance in the fixed income, agriculturals, energies, metals and currencies sectors partially offset Grant Park losses. Negative performance in equities was driven by positions in the FTSE, MSCI EM, Dax, Nikkei and Hang Seng indices. Positive performance in the fixed income sector was driven by positions in the Bund, U.S. Treasury Bonds, Euro OAT Futures, U.S. 10-year Treasury Notes and eurodollars.  Gains in the agriculturals sector were led by positions in soybeans, soybean meal and sugar. Performance in the energies sector was driven by positions in gas oil, heating oil and natural gas. Positive performance in metals was led by positions in gold.  Performance in the currencies sector was slightly positive as gains from positions in the euro and Australian dollar were somewhat offset by losses in positions in the Swedish krona.

February. Grant Park recorded losses during the month. Class A units were down 3.79%, Class B units were down 3.84%, Legacy 1 Class units were down 3.60%, Legacy 2 Class units were down 3.62%, Global 1 Class units were down 3.55%, Global 2 Class units were down 3.57%  and Global 3 Class units were down 3.72%. Overall Grant Park performance was negative, led by losses in the equities and agriculturals sectors. Positive performance in the fixed income, currencies, metals and energies sectors partially offset Grant Park losses. Negative performance in equities was driven by positions in the FTSE, Nikkei, S&P 500, Dow, MSCI EM and Eurostoxx indices. Losses in agriculturals were led by positions in wheat, cotton, soybean meal and soybeans. Positive performance in the fixed income sector was driven by positions in the Bund, eurodollars, U.S. Treasury Bonds, U.S. 10-year Treasury Notes, Euro OAT Futures and U.S. 5-year Treasury Notes. Gains in the currencies sector were led by positions in the euro, Japanese yen, Australian dollar, New Zealand dollar and Canadian dollar. Performance in the metals sector was driven by positions in gold and silver. Energies performance was flat as gains from positions in gas oil and brent oil were offset by losses from positions in gasoline blendstock and crude oil.

March. Grant Park recorded losses during the month. Class A units were down 11.46%, Class B units were down  11.51%, Legacy 1 Class units were down 11.29%, Legacy 2 Class units were down 11.31%, Global 1 Class units were down 11.25%, Global 2 Class units were down 11.27%  and Global 3 Class units were down 11.40%. Overall Grant Park performance was negative, led by losses in the equities sector. Positive performance in the currencies, energies, agriculturals, fixed income and metals sectors partially offset Grant Park losses. Negative performance in equities was driven by positions in the FTSE, Nikkei, MSCI EM, Dax, S&P Midcap, Russell 2000, S&P Canada and Eurostoxx indices. Positive performance in the currencies sector was driven by positions in the Norwegian krone, Canadian dollar, euro, Australian dollar and Japanese yen. Gains in the energies sector were led by positions in brent oil, gas oil and heating oil.  Performance in the agriculturals sector was driven by positions in soybean, cotton and live cattle. Fixed income performance was positive led by positions in eurodollars, bunds, U.S. treasury bonds and U.S. 5-year treasury notes. Metals performance was slightly positive as losses in gold positions offset some gains from positions in copper and silver.

Three months ended March 31, 2019

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

Grant Park maintains a portion of its assets at its clearing brokers as well as at Lake Forest Bank & Trust Company. These assets, which may range from 5% to 35% of Grant Park’s value, are held in cash, and/or U.S. Treasury securities. The balance of Grant Park’s assets, which range from 65% to 95%, are invested in investment grade money market instruments and exchange-traded funds purchased and managed by Middleton Dickinson Capital Management, LLC which are held in a separate account in the name of GP Cash Management, LLC and custodied at State Street Bank and Trust Company or may be invested in mutual funds. Violent fluctuations in prevailing interest rates or changes in other economic conditions could cause mark-to-market losses on Grant Park’s cash management income.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of March 31, 2020 and December 31, 2019 and the trading gains/losses by market category for the three months ended March 31, 2020 and the year ended December 31, 2019.  All open position trading risk exposures of Grant Park, except for the swap transactions, have been included in calculating the figures set forth below. As of March  31,

2020, Grant Park’s net asset value was approximately $51.0 million. As of December 31, 2019, Grant Park’s net asset value was approximately $63.2 million.

	March 31, 2020
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.4%	(7.5)%
Agriculturals/softs/meats	0.1	0.6
Currencies & Forward currency contracts	0.1	1.4
Energy	0.1	1.1
Interest Rates	0.1	3.6
Metals	0.1	0.7
Aggregate/Total	0.3%	(0.1)%

	December 31, 2019
Market Sector	Value at Risk*	Trading Gain/(Loss)

Energy	0.3%	(1.1)%
Stock indices	0.3	2.7
Currencies & Forward currency contracts	0.2	(0.1)
Metals	0.2	0.8
Agriculturals/softs/meats	0.1	(0.7)
Interest Rates	0.1	8.6

Aggregate/Total	0.6%	10.2%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of March  31, 2020, by market sector.

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

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of March  31, 2020.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

Other than as described below, there have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2019, in response to Item 1A to Part 1 of Form 10-K.

Grant Park is subject to global risks and market disruption such as COVID-19.

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

On March 11, 2020, the World Health Organization declared the novel coronavirus disease 2019, known as COVID-19 (“COVID-19”), a pandemic.  As governments and organizations around the world implement various measures in an attempt to slow the spread of COVID-19, including imposing travel restrictions, quarantining of employees and other efforts focusing on social distancing, the impact on Grant Park cannot be determined.  However, because Grant Park allocates assets among multiple third party trading advisors and reference traders, at least some of whom trade internationally, the general partner expects COVID-19 to have a material impact on Grant Park, its operations and possible economic consequences for at least all or a portion of calendar year 2020 and potentially longer.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There are no Grant Park units authorized for issuance under equity compensation plans. There have been no sales of unregistered securities of Grant Park during the quarter ended March 31, 2020. In addition, Grant Park did not repurchase any units under a formal repurchase plan. All Grant Park unit redemptions were in the ordinary course of business during the quarter ended March 31, 2020.  There have not been any purchases of units by Grant Park or any affiliated purchasers during the quarter ended March 31, 2020.

Item 6.  Exhibits

(a)Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: May 15, 2020	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)