Form 10-Q
period 2020-09-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2020-11-16
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED September 30, 2020

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Equity in brokers' trading accounts:
Cash	$10,936,941	$10,866,216
Net unrealized gain (loss) on open futures contracts	74,562	401,807
Net unrealized gain (loss) on open forward currency contracts	(68,927)	(69,073)
Net unrealized gain (loss) on open swap contracts	(2,512,664)	3,037,439
Total equity in brokers' trading accounts	8,429,912	14,236,389
Cash and cash equivalents	3,758,158	577,181
Securities owned, at fair value (cost $33,268,436 and $50,013,633, respectively)	32,849,222	50,080,807
Interest and dividend receivable, net	—	5,553
Total assets	$45,037,292	$64,899,930
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$230,343	$317,812
Accrued incentive fees	28,809	77,585
Organization and offering costs payable	10,684	15,480
Accrued operating expenses	9,376	13,494
Redemptions payable to limited partners	546,088	1,269,238
Interest and other liabilities	19,526	20,414
Total liabilities	844,826	1,714,023
Partners' Capital (Net Asset Value)
General Partner
Class A (307.34 units outstanding at both September 30, 2020 and December 31, 2019)	257,731	304,918
Legacy 2 Class (263.13 units outstanding at both September 30, 2020 and December 31, 2019)	182,565	212,682
Global 1 Class (392.74 units outstanding at both September 30, 2020 and December 31, 2019)	283,837	328,671
Global 2 Class (231.81 units outstanding at both September 30, 2020 and December 31, 2019)	163,041	189,151

Limited Partners
Class A (3,720.55 and 3,740.34 units outstanding at September 30, 2020 and December 31, 2019, respectively)	3,119,943	3,710,803
Class B (40,979.72 and 52,290.82 units outstanding at September 30, 2020 and December 31, 2019, respectively)	27,567,440	41,821,340
Legacy 1 Class (484.34 and 497.72 units outstanding at September 30, 2020 and December 31, 2019, respectively)	346,673	414,242
Legacy 2 Class (140.55 units outstanding at both September 30, 2020 and December 31, 2019)	97,513	113,599
Global 1 Class (16,254.04 and 18,241.21 units outstanding at September 30, 2020 and December 31, 2019, respectively)	11,746,936	15,265,460
Global 2 Class (564.73 and 614.97 units outstanding at September 30, 2020 and December 31, 2019, respectively)	397,206	501,820
Global 3 Class (51.34 and 477.23 units outstanding at September 30, 2020 and December 31, 2019, respectively)	29,581	323,221
Total partners' capital (net asset value)	44,192,466	63,185,907
Total liabilities and partners' capital (net asset value)	$45,037,292	$64,899,930

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

September 30, 2020

(Unaudited)

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$331,147	0.75%	$(32,195)	(0.07)%	$298,952	0.68%
Currencies	(51,648)	(0.12)%	(8,936)	(0.02)%	(60,584)	(0.14)%
Energy	(71,823)	(0.16)%	(115,018)	(0.26)%	(186,841)	(0.42)%
Interest rates	12,509	0.03%	—	—%	12,509	0.03%
Meats	(1,751)	—%	(4,765)	(0.01)%	(6,516)	(0.01)%
Metals	(71,794)	(0.16)%	74,110	0.16%	2,316	—%
Soft commodities	47,413	0.11%	68	—%	47,481	0.11%
Stock indices	19,338	0.04%	19,130	0.04%	38,468	0.08%
Total U.S. Futures Positions	213,391		(67,606)		145,785

Foreign Futures Positions:
Interest rates	67,528	0.15%	(71,519)	(0.16)%	(3,991)	(0.01)%
Metals	(37,326)	(0.08)%	26,436	0.06%	(10,890)	(0.02)%
Stock indices	(60,023)	(0.14)%	3,681	0.01%	(56,342)	(0.13)%
Total Foreign Futures Positions	(29,821)		(41,402)		(71,223)
Total Futures Contracts	$183,570	0.42%	$(109,008)	(0.25)%	$74,562	0.17%

Forward Contracts *
Currencies	$(100,721)	(0.23)%	$31,794	0.08%	$(68,927)	(0.15)%

Swap Contracts
Deutsche Bank total return swap, Termination date June 30, 2025	$(2,512,664)	(5.69)%	$—	—%	$(2,512,664)	(5.69)%

Total Futures, Forward and
Swap Contracts	$(2,429,815)	(5.50)%	$(77,214)	(0.17)%	$(2,507,029)	(5.67)%
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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2020

(Unaudited)

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,500,000	2/10/2023	Federal Agricultural Mortgage Corp., 1.7%	$2,505,950	5.67%
4,500,000	12/2/2021-9/22/2022	Federal Farm Credit Banks, 0.2%-1.6%	4,512,061	10.21%
4,500,000	6/30/2023-9/28/2023	Federal Home Loan Mortgage Corp., 0.3%-0.5%	4,500,081	10.18%
4,000,000	8/24/2023-8/25/2023	Federal National Mortgage Assoc., 0.3%-0.4%	4,001,451	9.05%
	Total U.S. Government-sponsored enterprises (cost $15,498,660)		$15,519,543	35.11%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$10,000,000	11/27/2020-8/12/2021	U.S. Treasury bills, 0.1%-0.2% (cost $9,992,992)	$9,995,194	22.62%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
38,000	Amplify High Income ETF	$557,080	1.26%
85,000	Highland/iBoxx Senior Loan ETF	1,336,625	3.02%
50,000	Invesco Preferred ETF	736,500	1.67%
10,000	iShares Floating Rate Bond ETF	507,200	1.15%
10,000	iShares Short Maturity Bond ETF	501,100	1.13%
14,250	PIMCO Enhanced Short Maturity Active ETF	1,452,930	3.29%
55,000	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	1,422,850	3.22%
15,000	VanEck Vectors Fallen Angel High Yield Bond ETF	446,100	1.01%
12,403	Other Exchange-traded funds**	374,100	0.85%
	Total Exchange-traded funds (cost $7,776,784)	$7,334,485	16.60%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $33,268,436)	$32,849,222	74.33%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2019

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$17,500,000	1/15/2021-12/27/2022	Federal Farm Credit Banks, 1.6%-2.2%	17,594,846	27.85%
14,000,000	9/13/2021-12/23/2022	Federal Home Loan Banks, 1.8%-2.3%	14,049,584	22.23%
	Total U.S. Government-sponsored enterprises (cost $31,501,260)		$31,644,430	50.08%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$13,500,000	1/16/2020-6/25/2020	U.S. Treasury bills, 1.5%-2.0% (cost $13,408,474)	$13,431,977	21.26%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
85,000	Highland/iBoxx Senior Loan ETF	$1,490,900	2.36%
20,000	PIMCO Enhanced Short Maturity Active ETF	2,031,800	3.22%
55,000	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	1,481,700	2.34%
	Total Exchange-traded funds (cost $5,103,899)	$5,004,400	7.92%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $50,013,633)	$50,080,807	79.26%

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(Unaudited)		(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$922,949	$3,840,920	$1,213,788	$8,156,068
Change in unrealized	(348,277)	(1,917,872)	(327,245)	(1,763,353)
Commissions	(167,306)	(252,196)	(556,128)	(789,975)
Net gains (losses) from futures trading	407,366	1,670,852	330,415	5,602,740

Net gain (loss) from forward trading
Realized	(230,130)	28,629	(79,647)	86,467
Change in unrealized	(75,773)	44,447	146	137,529
Commissions	(1,129)	(2,340)	(6,477)	(2,927)
Net gains (losses) from forward trading	(307,032)	70,736	(85,978)	221,069

Net gain (loss) from swap trading
Realized	(2,136,220)	—	(2,136,220)	—
Change in unrealized	2,175,686	1,129,397	(5,550,103)	760,814
Net gains (losses) from swap trading	39,466	1,129,397	(7,686,323)	760,814

Net gain (loss) from securities
Realized	(100)	—	(745)	2,215
Change in unrealized	106,252	(20,149)	(341,304)	68,853
Net gains (losses) from securities	106,152	(20,149)	(342,049)	71,068

Net trading gains (losses)	245,952	2,850,836	(7,783,935)	6,655,691

Net investment income (loss)
Income
Interest income	11,361	222,387	226,080	604,145
Dividend income	69,142	88,830	240,699	282,974
Total income	80,503	311,217	466,779	887,119
Expenses from operations
Brokerage charge	539,098	800,841	1,784,734	2,512,606
Incentive fees	28,809	202,572	91,470	439,477
Organizational and offering costs	32,848	50,587	110,773	159,055
Operating expenses	28,812	44,019	96,747	138,294
Total expenses	629,567	1,098,019	2,083,724	3,249,432
Net investment loss	$(549,064)	$(786,802)	$(1,616,945)	$(2,362,313)
Net income (loss)	$(303,112)	$2,064,034	$(9,400,880)	$4,293,378

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(6.78)	$28.01	$(153.53)	$55.04
General Partner & Limited Partner Class B Units	$(6.58)	$21.40	$(127.07)	$41.19
General Partner & Limited Partner Legacy 1 Class Units	$(1.63)	$28.03	$(116.51)	$59.00
General Partner & Limited Partner Legacy 2 Class Units	$(2.01)	$26.62	$(114.45)	$55.29
General Partner & Limited Partner Global 1 Class Units	$(0.66)	$29.21	$(114.16)	$61.40
General Partner & Limited Partner Global 2 Class Units	$(1.07)	$27.94	$(112.64)	$59.04
General Partner & Limited Partner Global 3 Class Units	$(3.42)	$20.53	$(101.10)	$41.62

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Nine Months Ended September 30, 2020

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount
Partners’ capital,
December 31, 2019	307.34	$304,918	3,740.34	$3,710,803	—	$—	52,290.82	$41,821,340	—	$—	497.72	$414,242	263.13	$212,682	140.55	$113,599
Redemptions	—	—	—	—	—	—	(1,889.22)	(1,368,811)	—	—	—	—	—	—	—	—
Net income (loss)	—	(48,122)	—	(585,637)	—	—	—	(6,559,480)	—	—	—	(63,359)	—	(32,644)	—	(17,435)
Partners’ capital,
March 31, 2020	307.34	$256,796	3,740.34	$3,125,166	—	$—	50,401.60	$33,893,049	—	$—	497.72	$350,883	263.13	$180,038	140.55	$96,164
Redemptions	—	—	(5.03)	(4,260)	—	—	(7,555.74)	(5,163,878)	—	—	(13.38)	(9,569)	—	—	—	—
Transfers in (out)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	3,019	—	36,746	—	—	—	375,618	—	—	—	6,150	—	3,058	—	1,632
Partners’ capital,
June 30, 2020	307.34	$259,815	3,735.31	$3,157,652	—	$—	42,845.86	$29,104,789	—	$—	484.34	$347,464	263.13	$183,096	140.55	$97,796
Redemptions	—	—	(14.76)	(12,682)	—	—	(1,866.14)	(1,272,989)	—	—	—	—	—	—	—	—
Transfers in (out)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	(2,084)	—	(25,027)	—	—	—	(264,360)	—	—	—	(791)	—	(531)	—	(283)
Partners’ capital,
September 30, 2020	307.34	$257,731	3,720.55	$3,119,943	—	$—	40,979.72	$27,567,440	—	$—	484.34	$346,673	263.13	$182,565	140.55	$97,513

Net asset value per General Partner and Limited Partner unit at December 31, 2019		$992.10				$799.78				$832.28				$808.27

Net asset value per General Partner and Limited Partner unit at March 31, 2020		$835.53				$672.46				$704.98				$684.22

Net asset value per General Partner and Limited Partner unit at June 30, 2020		$845.35				$679.29				$717.40				$695.83

Net asset value per General Partner and Limited Partner unit at September 30, 2020		$838.57				$672.71				$715.77				$693.82

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Nine Months Ended September 30, 2020

(Unaudited)

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2019	392.74	$328,671	18,241.21	$15,265,460	231.81	$189,151	614.97	$501,820	—	$—	477.23	$323,221	$63,185,907
Redemptions	—	—	(1,266.67)	(953,528)	—	—	(24.64)	(18,162)	—	—	(59.93)	(34,260)	(2,374,761)
Net income (loss)	—	(49,883)	—	(2,262,503)	—	(28,810)	—	(75,319)	—	—	—	(50,417)	(9,773,609)
Partners’ capital,
March 31, 2020	392.74	$278,788	16,974.54	$12,049,429	231.81	$160,341	590.33	$408,339	—	$—	417.30	$238,544	$51,037,537
Redemptions	—	—	(619.71)	(449,393)	—	—	—	—	—	—	—	—	(5,627,100)
Transfers in (out)	—	—	9.61	6,983	—	—	—	—	—	—	(11.97)	(6,983)	—
Net income (loss)	—	5,307	—	230,486	—	2,948	—	7,507	—	—	—	3,370	675,841
Partners’ capital,
June 30, 2020	392.74	$284,095	16,364.44	$11,837,505	231.81	$163,289	590.33	$415,846	—	$—	405.33	$234,931	$46,086,278
Redemptions	—	—	(393.59)	(286,651)	—	—	(25.60)	(18,378)	—	—	—	—	(1,590,700)
Transfers in (out)	—	—	283.19	207,079	—	—	—	—	—	—	(353.99)	(207,079)	—
Net income (loss)	—	(258)	—	(10,997)	—	(248)	—	(262)	—	—	—	1,729	(303,112)
Partners’ capital,
September 30, 2020	392.74	$283,837	16,254.04	$11,746,936	231.81	$163,041	564.73	$397,206	—	$—	51.34	$29,581	$44,192,466

Net asset value per General Partner and Limited Partner unit at December 31, 2019		$836.87				$815.99				$677.29

Net asset value per General Partner and Limited Partner unit at March 31, 2020		$709.85				$691.71				$571.64

Net asset value per General Partner and Limited Partner unit at June 30, 2020		$723.37				$704.42				$579.61

Net asset value per General Partner and Limited Partner unit at September 30, 2020		$722.71				$703.35				$576.19

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

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Nine Months Ended September 30, 2019

(Unaudited)

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2018	469.97	$365,357	24,310.14	$18,898,570	231.81	$176,000	736.07	$558,876	—	$—	971.50	$622,313	$77,934,699
Contributions	—	—	12.36	9,565	—	—	—	—	—	—	—	—	9,565
Redemptions	(77.23)	(60,000)	(1,747.46)	(1,369,971)	—	—	(26.95)	(20,515)	—	—	(90.32)	(57,800)	(5,220,053)
Net income (loss)	—	6,123	—	366,002	—	3,588	—	11,026	—	—	—	9,378	1,119,691
Partners’ capital,
March 31, 2019	392.74	$311,480	22,575.04	$17,904,166	231.81	$179,588	709.12	$549,387	—	$—	881.18	$573,891	$73,843,902
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(1,468.91)	(1,187,862)	—	—	—	—	—	—	(119.09)	(78,787)	(5,663,331)
Net income (loss)	—	6,478	—	370,988	—	3,622	—	11,081	—	—	—	9,139	1,109,653
Partners’ capital,
June 30, 2019	392.74	$317,958	21,106.13	$17,087,292	231.81	$183,210	709.12	$560,468	—	$—	762.09	$504,243	$69,290,224
Contributions	—	—	-	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(1,386.89)	(1,160,585)	—	—	(72.09)	(59,242)	—	—	(59.69)	(40,716)	(4,060,065)
Net income (loss)	—	11,473	—	613,787	—	6,476	—	20,057	—	—	—	15,647	2,064,034
Partners’ capital,
September 30, 2019	392.74	$329,431	19,719.24	$16,540,494	231.81	$189,686	637.03	$521,283	—	$—	702.40	$479,174	$67,294,193

Net asset value per General Partner and Limited Partner unit at December 31, 2018		$777.40				$759.26				$640.57

Net asset value per General Partner and Limited Partner unit at March 31, 2019		$793.10				$774.74				$651.28

Net asset value per General Partner and Limited Partner unit at June 30, 2019		$809.59				$790.36				$661.66

Net asset value per General Partner and Limited Partner unit at September 30, 2019		$838.80				$818.30				$682.19

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

GP 1, LLC (“GP 1”)          GP 5, LLC (“GP 5”)          GP 11, LLC (“GP 11”)

GP 3, LLC (“GP 3”)          GP 8, LLC (“GP 8”)          GP 18, LLC (“GP 18”)

GP 4, LLC (“GP 4”)          GP 9, LLC (“GP 9”)

There were no assets allocated to GP 1, GP 8, GP 9 and GP 11 as of September 30, 2020, and there were no assets allocated to GP 11 as of December 31, 2019.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed. As of September 30, 2020, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2017.

Organization and offering costs: The General Partner has incurred all expenses in connection with the organization and the continuous public offering of partnership interests and is reimbursed by the Partnership. In addition, the General Partner continues to compensate wholesalers for services rendered to certain Limited Partners. This reimbursement is made monthly and the reimbursement amounts are listed by class in Note 5. In no event, however, will the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any prior year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the organization and the continuous public offering expenses are charged to expense from operations at the time of reimbursement or accrual. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. As of September 30, 2020, unreimbursed organization and offering costs incurred by the General Partner were approximately $172,000 and may be reimbursed by the Partnership in the future.

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

Changes in the value of the swap agreements are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. The final exchange amount based on the swap value at the termination of the swap agreement will be recorded as a realized gain or loss in the consolidated statement of operations. Through its Trading Companies, the Partnership has entered into total return swaps with Deutsche Bank AG. The Partnership maintains cash as collateral to secure its obligations under the swaps. As of September 30, 2020 and December 31, 2019, the notional value of the swaps were $12,589,399 and $29,622,256, respectively, and the cash margin balance was $5,150,000 and $5,082,500, respectively, which is included in equity in brokers’ trading accounts on the consolidated statements of financial condition. The swap effective July 1, 2015 has a termination date of June 30, 2025. The swap effective April 5, 2016 had a termination date of April 30, 2024 and was terminated effective July 1, 2020.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the periods ended September 30, 2020 and 2019, substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

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

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Partnership is currently evaluating the impact of the guidance on the Partnership's consolidated financial statements and disclosures. The Partnership did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2020.

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2020:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$74,562	$—	$—	$74,562
Forward currency contracts	—	(68,927)	—	(68,927)
Swap contracts	—	(2,512,664)	—	(2,512,664)
Cash and cash equivalents
U.S. money market fund	3,751,731	—	—	3,751,731
Securities owned
U.S. Government-sponsored enterprises	—	15,519,543	—	15,519,543
U.S. Government securities	—	9,995,194	—	9,995,194
U.S. Exchange-traded funds	7,334,485	—	—	7,334,485
Total	$11,160,778	$22,933,146	$—	$34,093,924

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the nine months ended September 30, 2020 and year ended December 31, 2019.

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

Note 4. Commodity Trading Advisors and Reference Traders

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors or through swap transactions based on reference programs of such advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. As of September 30, 2020, the commodity trading advisors are EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP (“Episteme”) and Quantica Capital AG (“Quantica”) (collectively, the “Advisors”). The Partnership will obtain the equivalent of net profits or net losses generated by H2O AM LLP (“H2O”) and as a reference trader (“Reference Trader”) through an off-exchange swap transaction and will not allocate assets to H2O directly. As of July 1, 2020 Winton Capital Management Limited (“Winton”) is no longer a reference trader of the Partnership. The assets previously allocated to Winton were reallocated to the Partnership’s existing trading advisors and reference trader as of that date. The Advisors and Reference Trader are paid a quarterly consulting fee, directly or through swap transactions, ranging from 0.2 percent to 1 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee, directly or through swap transactions, ranging from 0 percent to 20 percent of the new trading profits on the allocated net assets of the Advisor or Reference Trader.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $539,098 and $1,784,734, respectively, for the three and nine months ended September 30, 2020 and $800,841 and $2,512,606, respectively, for the three and nine months ended September 30, 2019, are shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $32,848 and $110,773, respectively, for the three and nine months ended September 30, 2020 and $50,587 and $159,055, respectively, for the three and nine months ended September 30, 2019, are shown on the consolidated statements of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed, at the General Partner’s discretion, pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $28,812 and $96,747, respectively, for the three and nine months ended September 30, 2020 and $44,019 and $138,294, respectively, for the three and nine months ended September 30, 2019, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the general partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership. The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period. For the three and nine months ended September 30, 2020, EMC was paid approximately $21,800 and $61,200, respectively, in consulting fees and no incentive fees. For the three and nine months ended September 30, 2019, EMC was paid approximately $17,700 and $57,400, respectively, in consulting fees and no incentive fees.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Total return – Class A Units	(0.80)%	2.88%	(15.48)%	5.82%
Total return – Class B Units	(0.97)%	2.72%	(15.89)%	5.37%
Total return – Legacy 1 Class Units	(0.23)%	3.47%	(14.00)%	7.60%
Total return – Legacy 2 Class Units	(0.29)%	3.39%	(14.16)%	7.31%
Total return – Global 1 Class Units	(0.09)%	3.61%	(13.64)%	7.90%
Total return – Global 2 Class Units	(0.15)%	3.53%	(13.80)%	7.78%
Total return – Global 3 Class Units	(0.59)%	3.10%	(14.93)%	6.50%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	5.28%	5.21%	5.15%	5.18%
Incentive fees (2)	0.06%	0.29%	0.18%	0.61%
Total expenses	5.34%	5.50%	5.33%	5.79%
Net investment loss (1) (3)	(4.57)%	(3.40)%	(3.95)%	(3.55)%

(1)	Annualized.
(2)	Not annualized.
(3)	Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and nine months ended September 30, 2020 and 2019 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three and nine months ended September 30, 2020 and 2019.

Class A Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$845.35	$973.27	$992.10	$946.24
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	4.28	40.09	(123.55)	89.01
Expenses net of interest and dividend income*	(11.06)	(12.08)	(29.98)	(33.97)
Total income (loss) from operations	(6.78)	28.01	(153.53)	55.04
Net asset value per unit at end of period	$838.57	$1,001.28	$838.57	$1,001.28

Class B Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$679.29	$787.10	$799.78	$767.31
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	3.51	32.64	(99.18)	72.21
Expenses net of interest and dividend income*	(10.09)	(11.24)	(27.89)	(31.02)
Total income (loss) from operations	(6.58)	21.40	(127.07)	41.19
Net asset value per unit at end of period	$672.71	$808.50	$672.71	$808.50

Legacy 1 Class Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$717.40	$807.31	$832.28	$776.34
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	3.60	33.26	(103.95)	72.69
Expenses net of interest and dividend income*	(5.23)	(5.23)	(12.56)	(13.69)
Total income (loss) from operations	(1.63)	28.03	(116.51)	59.00
Net asset value per unit at end of period	$715.77	$835.34	$715.77	$835.34

Legacy 2 Class Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$695.83	$785.00	$808.27	$756.33
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	3.49	32.34	(100.92)	71.55
Expenses net of interest and dividend income*	(5.50)	(5.72)	(13.53)	(16.26)
Total income (loss) from operations	(2.01)	26.62	(114.45)	55.29
Net asset value per unit at end of period	$693.82	$811.62	$693.82	$811.62

Global 1 Class Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$723.37	$809.59	$836.87	$777.40
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	3.64	33.49	(104.53)	73.81
Expenses net of interest and dividend income*	(4.30)	(4.28)	(9.63)	(12.41)
Total income (loss) from operations	(0.66)	29.21	(114.16)	61.40
Net asset value per unit at end of period	$722.71	$838.80	$722.71	$838.80

Global 2 Class Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$704.42	$790.36	$815.99	$759.26
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	3.54	32.79	(101.92)	72.21
Expenses net of interest and dividend income*	(4.61)	(4.85)	(10.72)	(13.17)
Total income (loss) from operations	(1.07)	27.94	(112.64)	59.04
Net asset value per unit at end of period	$703.35	$818.30	$703.35	$818.30

Global 3 Class Units	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$579.61	$661.66	$677.29	$640.57
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	1.11	27.39	(85.43)	60.36
Expenses net of interest and dividend income*	(4.53)	(6.86)	(15.67)	(18.74)
Total income (loss) from operations	(3.42)	20.53	(101.10)	41.62
Net asset value per unit at end of period	$576.19	$682.19	$576.19	$682.19

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

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs, interbank market makers and swap counterparties at September 30, 2020 and December 31, 2019 was $10,936,941 and $10,866,216, respectively, which was 24.75% and 17.20% of the net asset value, respectively, and is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.

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

For the three and nine months ended September 30, 2020, the monthly average number of futures contracts bought and sold was 3,551 and 3,876, respectively, and the monthly average number of forward contracts bought and sold was 131 and 249, respectively. For the three and nine months ended September 30, 2019, the monthly average number of futures contracts bought and sold was 7,586 and 8,587, respectively, and the monthly average number of forward contracts bought and sold was 305 and 266, respectively. The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments at September 30, 2020 and December 31, 2019

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	9/30/2020	9/30/2020	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$333,141	$(34,189)	$298,952

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	3,500	(64,084)	(60,584)

Energy contracts	Net Unrealized gain (loss) on open futures contracts	59,083	(245,924)	(186,841)

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	114,564	(106,046)	8,518

Meats contracts	Net Unrealized gain (loss) on open futures contracts	249	(6,765)	(6,516)

Metals contracts	Net Unrealized gain (loss) on open futures contracts	211,146	(219,720)	(8,574)

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	92,871	(45,390)	47,481

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	93,506	(111,380)	(17,874)

		$908,060	$(833,498)	$74,562

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$87,678	$(156,605)	$(68,927)

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$—	$(2,512,664)	$(2,512,664)

*At September 30, 2020, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date June 30, 2025
Interest rate contracts	54%
Stock indices contracts	12%
Forward currency contracts	34%
Total	100%

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	12/31/2019	12/31/2019	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$201,399	$(45,915)	$155,484

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	77,837	(71,524)	6,313

Energy contracts	Net Unrealized gain (loss) on open futures contracts	399,221	(314,480)	84,741

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	47,095	(324,965)	(277,870)

Meats contracts	Net Unrealized gain (loss) on open futures contracts	1,715	(5,030)	(3,315)

Metals contracts	Net Unrealized gain (loss) on open futures contracts	277,156	(152,572)	124,584

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	56,283	(3,922)	52,361

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	325,154	(65,645)	259,509

		$1,385,860	$(984,053)	$401,807

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$67,730	$(136,803)	$(69,073)

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$3,650,232	$(612,793)	$3,037,439

*At December 31, 2019, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date April 30, 2024
Agricultural contracts	3%
Energy contracts	3%
Interest rate contracts	46%
Metals contracts	5%
Stock indices contracts	12%
Forward currency contracts	31%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	39%
Stock indices contracts	22%
Forward currency contracts	39%
Total	100%

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

		Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Type of Contract		September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Agriculturals contracts	Net gain (loss) from futures trading	$(1,424)	$63,116	$(174,647)	$(31,550)
Currencies contracts	Net gain (loss) from futures trading	(126,007)	754,299	153,601	(41,445)
Energy contracts	Net gain (loss) from futures trading	(426,676)	(433,057)	57,034	(1,047,055)
Interest rates contracts	Net gain (loss) from futures trading	113,782	1,628,379	2,247,407	6,672,188
Meats contracts	Net gain (loss) from futures trading	(40,036)	(57,190)	116,424	(119,508)
Metals contracts	Net gain (loss) from futures trading	923,069	310,738	1,368,668	529,697
Soft commodities contracts	Net gain (loss) from futures trading	(108,149)	63,227	(161,116)	(148,220)
Stock indices	Net gain (loss) from futures trading	240,113	(406,464)	(2,720,828)	578,608
Forward Currency Contracts	Net gain (loss) from forward trading	(305,903)	73,076	(79,501)	223,996
Swap Contracts	Net gain (loss) from swap trading	39,466	1,129,397	(7,686,323)	760,814

		$308,235	$3,125,521	$(6,879,281)	$7,377,525

Line Item in Consolidated Statements of Operations	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net gain (loss) from futures trading
Realized	$922,949	$3,840,920	$1,213,788	$8,156,068
Change in unrealized	(348,277)	(1,917,872)	(327,245)	(1,763,353)
Total realized and change in unrealized net gain (loss) from futures trading	$574,672	$1,923,048	$886,543	$6,392,715

Net gain (loss) from forward trading
Realized	$(230,130)	$28,629	$(79,647)	$86,467
Change in unrealized	(75,773)	44,447	146	137,529
Total realized and change in unrealized net gain (loss) from forward trading	$(305,903)	$73,076	$(79,501)	$223,996

Net gain (loss) from swap trading
Realized	$(2,136,220)	$—	$(2,136,220)	$—
Change in unrealized	$2,175,686	$1,129,397	$(5,550,103)	$760,814
Total realized and change in unrealized net gain (loss) from swap trading	$39,466	$1,129,397	$(7,686,323)	$760,814

Total realized and change in unrealized net gain (loss) from futures, forward and swap trading	$308,235	$3,125,521	$(6,879,281)	$7,377,525

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition:

Offsetting of Derivative Assets

As of September 30, 2020

			Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$908,060	$(833,498)	$74,562
Forward contracts	87,678	(156,605)	(68,927)
Swap contracts	—	(2,512,664)	(2,512,664)
Total derivatives	$995,738	$(3,502,767)	$(2,507,029)

Offsetting of Derivative Liabilities

As of September 30, 2020

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$833,498	$(833,498)	$—
Forward contracts	156,605	(156,605)	—
Swap contracts	2,512,664	(2,512,664)	—
Total derivatives	$3,502,767	$(3,502,767)	$—

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of September 30, 2020

		Gross Amounts Not Offset in the Consolidated
		Statements of Financial Condition
	Net Amount of
	Unrealized Gain/(Loss)
	Presented in
	the Consolidated
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

ADM Investor Services, Inc.	$(23,924)	$—	$—	$(23,924)
Deutsche Bank AG	(2,512,664)	—	—	(2,512,664)
SG Americas Securities, LLC	29,559	—	—	29,559
Total	$(2,507,029)	$—	$—	$(2,507,029)

Offsetting of Derivative Assets

As of December 31, 2019

			Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$1,385,860	$(984,053)	$401,807
Forward contracts	67,730	(136,803)	(69,073)
Swap contracts	3,650,232	(612,793)	3,037,439
Total derivatives	$5,103,822	$(1,733,649)	$3,370,173

Offsetting of Derivative Liabilities

As of December 31, 2019

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$984,053	$(984,053)	$—
Forward contracts	136,803	(136,803)	—
Swap contracts	612,793	(612,793)	—
Total derivatives	$1,733,649	$(1,733,649)	$—

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

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through date of issuance of the accompanying consolidated financial statements. Subsequent to September 30, 2020, there were transfers between unit classes totaling approximately $22,300.

The swap effective April 5, 2016 was terminated effective July 1, 2020, and the Partnership no longer accesses Winton as a reference trader through an off-exchange swap transaction.

Effective October 1, 2020, Sterling Partners Quantitative Investments LLC (“Sterling”) became a trading advisor of the Partnership.

Effective October 1, 2020, the Partnership began utilizing Rosenthal Collins Group Division of Marex Spectron as one of its clearing brokers.

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and nine months ended September 30, 2020 and 2019, are set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total return – Class A Units	(0.80)%	2.88%	(15.48)%	5.82%
Total return – Class B Units	(0.97)%	2.72%	(15.89)%	5.37%
Total return – Legacy 1 Class Units	(0.23)%	3.47%	(14.00)%	7.60%
Total return – Legacy 2 Class Units	(0.29)%	3.39%	(14.16)%	7.31%
Total return – Global 1 Class Units	(0.09)%	3.61%	(13.64)%	7.90%
Total return – Global 2 Class Units	(0.15)%	3.53%	(13.80)%	7.78%
Total return – Global 3 Class Units	(0.59)%	3.10%	(14.93)%	6.50%

Grant Park’s total net asset value at September 30, 2020 was approximately $44.2 million, at December 31, 2019 was approximately $63.2 million, and at September 30, 2019 was approximately $67.3 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding the swap transactions and securities, for the three and nine months ended September 30, 2020 and 2019.

	% Gain (Loss)		% Gain (Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Agriculturals	—%	0.1%	(0.4)%	—%
Currencies	(0.3)	1.1	0.2	(0.1)
Energy	(0.9)	(0.6)	(0.1)	(1.6)
Interest rates	0.3	2.4	4.0	9.9
Meats	(0.1)	(0.1)	0.2	(0.2)
Metals	2.0	0.5	2.8	0.8
Soft commodities	(0.3)	0.1	(0.4)	(0.2)
Stock indices	0.5	(0.6)	(4.5)	0.9
Forward currency contracts	(0.7)	0.1	(0.3)	0.3

Total	0.5%	3.0%	1.5%	9.8%

Three months ended September 30, 2020 compared to three months ended September 30, 2019

For the three months ended September 30, 2020, Grant Park had a negative return of 0.8% for the Class A units, a negative return of 1.0% for the Class B units, a negative return of 0.2% for the Legacy 1 Class units, a negative return of 0.3% for the Legacy 2 Class units, a negative return of 0.1% for the Global 1 Class units, a negative return of 0.2% for the Global 2 Class units, and a negative return of 0.6% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 0.5% which were increased by gains of 0.3% from swap transactions and securities and increased by gains of 0.2% from interest and dividend income. These trading gains were decreased by 1.7% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2019, Grant Park had a positive return of 2.9% for the Class A units, a positive return of 2.7% for the Class B units, a positive return of 3.5% for the Legacy 1 Class units, a positive return of 3.4% for the Legacy 2 Class units, a positive return of 3.6% for the Global 1 Class units, a positive return of 3.5% for the Global 2 Class units, and a positive return of 3.1% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 3.0% which were increased by gains of 1.7% from swap transactions and increased by gains of 0.5% from interest and dividend income. These trading gains were decreased by 2.2% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

For the nine months ended September 30, 2020, Grant Park had a negative return of 15.5% for the Class A units, a negative return of 15.9% for the Class B units, a negative return of 14.0% for the Legacy 1 Class units, a negative return of 14.2% for the Legacy 2 Class units, a negative return of 13.6% for the Global 1 Class units, a negative return of 13.8% for the Global 2 Class units, and a negative return of 14.9% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 1.5% which were decreased by losses of 14.4% from swap transactions and securities and increased by gains of 0.9% from interest and dividend income. These trading gains were decreased by 3.2% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2019, Grant Park had a positive return of 5.8% for the Class A units, a positive return of 5.4% for the Class B units, a positive return of 7.6% for the Legacy 1 Class units, a positive return of 7.3% for the Legacy 2 Class units, a positive return of 7.9% for the Global 1 Class units, a positive return of 7.8% for the Global 2 Class units, and a positive return of 6.5% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 9.8% which were increased by gains of 1.1% from swap transactions and increased by gains of 1.3% from interest and dividend income. These trading gains were decreased by 6.1% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2020

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

Key trading developments for Grant Park during the first nine months of 2020 included the following:

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

May. Grant Park recorded gains during the month. Class A units were up 0.69%, Class B units were up 0.63%, Legacy 1 Class units were up 0.88%, Legacy 2 Class units were up 0.86%, Global 1 Class units were up 0.93%, Global 2 Class units were up 0.91% and Global 3 Class units were up 0.76%. Overall Grant Park performance was positive, led by gains in the equities, currencies and metals sectors. Negative performance in the agriculturals, energies and fixed income sectors partially offset Grant Park gains. Positive performance in the equities sector was driven by positions in the Eurostoxx, OMX 30, All ORD and the S&P Midcap indices. Performance in the currencies sector was led by positions in the Mexican peso, Norwegian krone and British pound. The metals sector was unchanged; gains in gold positions were offset by losses in silver and copper positions. Negative performance in agriculturals was led by positions in wheat and corn. Energies performance was driven by positions in heating oil and gas oil. Fixed income performance was led by positions in Italian government bonds, gilts and Euribor.

June. Grant Park recorded losses during the month. Class A units were down 0.72%, Class B units were down 0.76%, Legacy 1 Class units were down 0.52%, Legacy 2 Class units were down 0.54%, Global 1 Class units were down 0.48%, Global 2 Class units were down 0.50% and Global 3 Class units were down 0.64%. Overall Grant Park performance was negative, led by losses in the agriculturals, currencies and energies sectors. Positive performance in the equities, metals and fixed income sectors partially offset Grant Park losses. Negative performance in agriculturals was led by positions in soybeans, corn and soybean meal. Currencies performance was driven by positions in the euro, Japanese yen, Mexican peso, Canadian dollar and Australian dollar. Negative performance in energies was led by positions in gas oil. Positive performance in the equities sector was driven by positions in the Eurostoxx, OMX 30, Nikkei, MSCI EM and the NASDAQ indices. Gains in the metals sector were led by positions in gold, copper and nickel. Performance in the fixed income sector was led by positions in Euro OAT Futures and short sterling.

July. Grant Park recorded gains during the month. Class A units were up 0.77%, Class B units were up 0.71%, Legacy 1 Class units were up 0.96%, Legacy 2 Class units were up 0.94%, Global 1 Class units were up 1.01%, Global 2 Class units were up 0.99% and Global 3 Class units were up 0.84%. Overall Grant Park performance was positive, led by gains in the metals and fixed income sectors. Positive performance in metals was led by positions in gold, silver and copper. Fixed income performance was driven by positions in Euro OAT Futures, short sterling, Eurodollars, U.S. 5-year Treasury Notes and U.S. Treasury Bonds. Negative performance in the agriculturals, equities, energies and currencies sectors partially offset Grant Park gains. Negative performance in agriculturals was driven by positions in wheat, soybean meal and cotton. Equities performance was driven by positions in the S&P 500 and FTSE indices. Performance in energies was led by positions in natural gas and heating oil. Performance in the currencies sector was negative due to losses from positions in the euro, British pound, Japanese yen and Canadian dollar.

August. Grant Park recorded gains during the month. Class A units were up 0.87%, Class B units were up 0.81%, Legacy 1 Class units were up 1.03%, Legacy 2 Class units were up 1.02%, Global 1 Class units were up 1.08%, Global 2 Class units were up 1.05% and Global 3 Class units were up 0.94%. Overall Grant Park performance was positive, led by gains in the equities, metals, currencies and fixed income sectors. Negative performance in the energies and agriculturals sectors partially offset Grant Park gains. Performance in equities was positive and was driven by positions in the Nasdaq, OMX 30, FTSE and Euro Stoxx indices. Positive performance in metals was led by positions in high grade copper and nickel. Performance in currencies was led by positions in the Norwegian krone, the British pound and the Australian dollar. Fixed income performance was driven by positions in gilts, Japanese government bonds and U.S. 5-year Treasury Notes. Performance in energies was led by positions in natural gas. Negative performance in agriculturals was driven by positions in corn, wheat and soybean meal.

September. Grant Park recorded losses during the month. Class A units were down 2.40%, Class B units were down 2.46%, Legacy 1 Class units were down 2.19%, Legacy 2 Class units were down 2.21%, Global 1 Class units were down 2.14%, Global 2 Class units were down 2.16% and Global 3 Class units were down 2.33%. Overall Grant Park performance was negative, led by losses in currencies, metals, fixed income, equities and energies sectors. Performance in currencies was led by positions in the Norwegian krone, the British pound, the euro and the Australian dollar. Negative performance in metals was led by positions in gold, high grade copper, zinc and nickel. Performance in equities was negative and was driven by positions in the Euro Stoxx, Nasdaq, S&P 500 and the MSCI EM indices. Fixed income performance was driven by positions in gilts, Japanese government bonds and bunds. The energies sector was flat as losses in positions in crude oil were largely offset by position in gas oil and brent oil. Positive performance in the agriculturals sectors partially offset Grant Park losses. Performance in agriculturals was driven by positions in soybeans, soybean meal and corn.

Nine months ended September 30, 2019

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of September 30, 2020 and December 31, 2019 and the trading gains/losses by market category for the nine months ended September 30, 2020 and the year ended December 31, 2019. All open position trading risk exposures of Grant Park, except for the swap transactions, have been included in calculating the figures set forth below. As of September 30, 2020, Grant Park’s net asset value was approximately $44.2 million. As of December 31, 2019, Grant Park’s net asset value was approximately $63.2 million.

	September 30, 2020
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.6%	(4.5)%
Agriculturals/softs/meats	0.3	(0.6)
Metals	0.3	2.8
Interest rates	0.2	4.0
Energy	0.2	(0.1)
Currencies & Forward currency contracts	0.1	(0.1)
Aggregate/Total	0.9%	1.5%

	December 31, 2019
Market Sector	Value at Risk*	Trading Gain/(Loss)

Energy	0.3%	(1.1)%
Stock indices	0.3	2.7
Currencies & Forward currency contracts	0.2	(0.1)
Metals	0.2	0.8
Agriculturals/softs/meats	0.1	(0.7)
Interest rates	0.1	8.6

Aggregate/Total	0.6%	10.2%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of September 30, 2020, by market sector.

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

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of September 30, 2020.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There are no Grant Park units authorized for issuance under equity compensation plans. There have been no sales of unregistered securities of Grant Park during the quarter ended September 30, 2020. In addition, Grant Park did not repurchase any units under a formal repurchase plan. All Grant Park unit redemptions were in the ordinary course of business during the quarter ended September 30, 2020. There have not been any purchases of units by Grant Park or any affiliated purchasers during the quarter ended September 30, 2020.

Item 6.  Exhibits

(a)Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: November 16, 2020	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)