Form 10-K
period 2020-12-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2021-03-11
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b -2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

The Registrant has no voting stock. As of January 31, 2021, there were 4,027.89 Class A Units, 38,594.85 Class B Units, 479.12 Legacy 1 Class Units, 403.68 Legacy 2 Class Units, 15,620.71 Global Alternative Markets 1 Class Units, 749.18 Global Alternative Markets 2 Class Units, and 12.62 Global Alternative Markets 3 Class Units issued and outstanding.

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

Effective April 1, 2019, Grant Park no longer offers its limited partnership units for sale. For existing investors in Grant Park, business continues to be conducted as usual. There was no change in the trading, operations, or monthly statements, etc. as a result of the termination of the offering, and redemption requests continue to be offered on a monthly basis.

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

GP 1, LLC (“GP 1”) GP 4, LLC (“GP 4”)GP 8, LLC (“GP 8”) GP 11, LLC (“GP 11”)

GP 3, LLC (“GP 3”) GP 5, LLC (“GP 5”)GP 9, LLC (“GP 9”) GP 18, LLC (“GP 18”)

There were no assets allocated to GP 1, GP 9 and GP 11 as of December 31, 2020, and there were no assets allocated to GP 11 as of December 31, 2019.

Through their respective Trading Companies, EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP (“Episteme”), Quantica Capital AG (“Quantica”) and Sterling Partners Quantitative Investments LLC (“Sterling”), (collectively, the “Advisors”), served as Grant Park’s commodity trading advisors at December 31, 2020. Grant Park obtains the equivalent of net profits or net losses generated by H2O AM LLP (“H2O”) as a reference trader through an off-exchange swap transaction and does not allocate assets to H2O directly. Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of December 31, 2020, the general partner allocated between 1% to 35% of Grant Park’s net assets through the respective Trading Companies among its trading advisors EMC, Episteme, Quantica and Sterling and the swap transactions through which H2O is a reference trader is similarly within this range. No more than 35% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor or reference trader. The general partner may terminate or replace the trading advisors and/or enter into swap transactions related to the performance of reference traders or retain additional trading advisors in its sole discretion. Grant Park utilizes ADM Investor Services, Inc., Rosenthal Collins Group Division of Marex Spectron and SG Americas Securities, LLC as its clearing brokers. The general partner may retain additional or substitute clearing brokers for Grant Park in its sole discretion.

As of December 31, 2020, Grant Park had a net asset value of approximately $45.2 million and 2,024 limited partners. As of the close of business on December 31, 2020, the net asset value per unit of the Class A units was $900.81, the net asset value per unit of the Class B units was $721.77, the net asset value per unit of the Legacy 1 Class units was $772.63, the net asset value per unit of the Legacy 2 Class units was $748.69, the net asset value per unit of the Global 1 Class units was $780.50, the net asset value per unit of the Global 2 Class units was $759.80 and the net asset value per unit of the Global 3 Class units was $620.27.

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

Regulation

Under the Commodity Exchange Act, commodity exchanges and commodity futures trading are subject to regulation by the Commodity Futures Trading Commission (the “CFTC”). The NFA, a registered futures association under the Commodity Exchange Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, futures commission merchants, introducing brokers and their respective associated persons and floor brokers. The Commodity Exchange Act requires commodity pool operators, and commodity trading advisors such as Dearborn Capital Management, L.L.C., and commodity brokers or futures commission merchants such as Grant Park’s commodity brokers, to be registered and to comply with various reporting and recordkeeping requirements. Each of Dearborn Capital Management, L.L.C., Grant Park’s commodity trading advisors and Grant Park’s commodity brokers is a member of the NFA. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated thereunder. In the event Dearborn Capital Management, L.L.C.’s registration as a commodity pool operator or commodity trading advisor were terminated or suspended, Dearborn Capital Management, L.L.C. would be unable to continue to manage the business of Grant Park. Should Dearborn Capital Management, L.L.C.’s registration be suspended, termination of Grant Park might result.

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

●	A futures contract is a standardized, exchange-traded contract to buy or sell a commodity for a specified price in the future.
●	A forward contract is a bilaterally-negotiated contract to buy or sell something (i.e., the underlier) at a specified price in the future.
●	An option on a futures contract, forward contract, swap or a commodity gives the buyer of the option the right, but not the obligation, to buy or sell a futures contract, forward contract or a commodity, as applicable, at a specified price on or before a specified date. Options on futures contracts are standardized contracts traded on an exchange, while options on forward contracts and commodities, referred to collectively in this prospectus as OTC options, generally are bilaterally-negotiated, principal-to-principal contracts not traded on an exchange.
●	A swap is a bilaterally-negotiated agreement between two parties to exchange cash flows based upon an asset, rate or something else (i.e., the underlier).
●	A commodity spot contract is a cash market transaction in which the buyer and seller agree to the immediate purchase and sale of a commodity, usually with a two-day settlement. Spot contracts are not uniform and not exchange-traded.
●	A security futures contract is a futures contract on a single equity security or a narrow-based security index. Security futures contracts are exchange-traded.

Corporate Information

The general partner’s principal executive offices are located at 555 West Jackson Boulevard, Suite 600, Chicago, Illinois 60661, and our telephone number at that address is (312) 756-4450. Our website address is www.grantparkfunds.com. We make available at this address, under the “Grant Park Funds” tab, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These filings are also available on the SEC's website at www.sec.gov. The contents of our website are not incorporated by reference into this report.

ITEM 1A.	RISK FACTORS

Grant Park’s performance, trading activities, operating results, financial condition and net asset value could be negatively impacted by a number of risks and uncertainties, including, but not limited to those outlined below, which the general partner considers the most significant risks that may affect the value of your investment in Grant Park. You should also refer to the other information included in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Grant Park’s consolidated financial statements and related notes for the year ended December 31, 2020, as well as information incorporated by reference herein, for further information regarding Grant Park.

Summary Risk Factors

An investment in Grant Park is highly speculative and involves a high degree of risk. Some of the risks you may face as an investor in Grant Park are summarized below. A more comprehensive discussion of those risks which we consider the most significant risks that may affect the value of your investment in Grant Park follows this summary.

●	Prices of commodity interest contracts are highly volatile and subject to rapid and substantial fluctuations. You could therefore lose all or substantially all of your investment if Grant Park’s trading positions are or become unprofitable. Movements in price are often the result of factors outside of Grant Park’s, the trading advisors’ or reference traders’ control and may not be anticipated by Grant Park’s trading advisors.
●	Because Grant Park’s trading positions are typically secured by the deposit of margin funds that represent only a small percentage of a contract’s face value, such positions are effectively highly leveraged. As a result of this leverage, relatively small movements in the price of a contract can cause significant losses.

●	Grant Park’s use of multiple third-party trading advisors and reference traders may result in Grant Park taking offsetting positions on the same commodity interest contract, thereby possibly incurring additional expenses but without any net change in Grant Park’s holdings. In addition, trading programs used by each trading advisor and reference trader may bear some similarities to trading programs used by other trading advisors and reference traders, which could potentially reduce or negate the intended benefits of having multiple trading advisors and reference traders.
●	Past performance of Grant Park is not necessarily indicative of future results, and you should not rely on the performance record to date of Grant Park and/or the trading advisors and reference traders in deciding whether to invest in Grant Park. The general partner increased Grant Park’s fee and expense structure in certain respects to accommodate the previous public offering of units, and such increase adversely impacts Grant Park’s net performance.
●	The regulation of swaps and certain other derivative instruments has changed significantly since Grant Park began operating, which changes may increase Grant Park’s operational or compliance costs or result in lost profit opportunities for Grant Park.
●	A substantial portion of Grant Park’s trades takes place on markets and exchanges outside the United States. Some non-U.S. markets present additional risks because they are not subject to the same degree of regulation as their U.S. counterparts. In some of these non-U.S. markets, the performance on a contract is the responsibility of the counterparty and the contract is not backed by or novated to a centralized clearing house, which exposes Grant Park to credit risk in the form of counterparty default or payment risk. Trading in non-U.S. markets also leaves Grant Park susceptible to swings in the value of the local currency against the U.S. dollar.
●	Grant Park pays substantial fees and expenses that are incurred regardless of whether it is profitable. In addition, Grant Park pays each of its trading advisors an incentive fee that is based only on that trading advisor’s trading profits, which means that Grant Park could pay incentive fees to one or more trading advisors even if Grant Park as a whole is not profitable. Incentive fees embedded in swap transactions are not directly paid by Grant Park but impact swap valuation.
●	Investors have no rights to participate in the management of Grant Park and must rely on the judgment of the general partner to manage Grant Park in the best interest of the limited partners.
●	The structure and operation of Grant Park involves several conflicts of interest. For example, DCM Brokers, LLC, an affiliate of Grant Park’s general partner, serves as Grant Park’s lead selling agent. Also, certain principals of Grant Park’s general partner own a minority interest in EMC Capital Advisors, LLC, one of Grant Park’s trading advisors.
●	The commodity interest markets are the subject of continuing regulatory scrutiny, from both a national and international perspective, and implementation of certain proposed laws or regulations could adversely impact Grant Park’s ability to trade speculatively and implement its trading strategies.

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

Commodity interest markets and contracts are highly volatile and are subject to occasional rapid and substantial fluctuations. Consequently, you could lose all or substantially all of your investment in Grant Park if Grant Park’s trading positions are or become unprofitable. The profitability of Grant Park depends primarily on the ability of Grant Park’s trading advisors or reference traders to predict these fluctuations accurately. Price movements for commodity interests are influenced by, among other things:

●	changes in interest rates;

●	governmental, agricultural, trade, fiscal, monetary and exchange control programs and policies;
●	global events, disruptions and uncertainty;
●	weather and climate conditions;
●	changes in supply and demand;
●	money supply policies, liquidity and access to capital;
●	changes in balances of payments and trade;
●	U.S. and international rates of inflation or deflation;
●	exchange rates, currency valuations, devaluations and revaluations;
●	U.S. and international political and economic events and uncertainty; and
●	changes in investor expectations and emotions of market participants.

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

Regulators in the past several years have amended and increased scrutiny, reporting requirements, restrictions, and regulations in various areas concerning funds. Such regulations may limit Grant Park’s strategy and increase compliance risks to Grant Park. Additionally, certain regulatory agencies have conducted discussions with market participants, registrants and investors to ascertain investor protection implications of the growth of investment funds, and proposals have been made with regard to best business practices and additional regulation of such funds, their operators and advisors, and certain of their activities, including proposed restrictions on certain types of trading and proposals for increased public and private disclosure of financial, trading, and risk management information. The regulation of futures, forward, and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the “derivatives” markets in general. Any regulations that restrict the ability of Grant Park to employ various types of trading methods or trading instruments in connection with Grant Park’s trading, or otherwise limit or modify Grant Park’s trading activities, require Grant Park to disclose proprietary information, or subject Grant Park to additional regulation, could adversely impact Grant Park’s profit potential or its ability to conduct business.

Grant Park may be affected by epidemics, pandemics and Covid-19.

Many countries have been susceptible to epidemics, such as severe acute respiratory syndrome, avian flu, H1N1/09 flu and, currently, the disease commonly referred to as “Covid-19” which is associated with the SARS-CoV-2 novel coronavirus and has been declared to be a pandemic by the World Health Organization. A continuation of the Covid-19 outbreak could produce further declines in global economic growth (some economists have warned that global economic growth could be cut by more than half and that countries and the global economy could be plunged into recession). Many businesses around the world have curtailed their travel and meeting plans. This is likely to slow business activity, including in particular international business activity. The impact of a viral pandemic in certain areas with large and crowded cities may be especially severe. Although the general partner has not determined or estimated whether COVID-19 has had effects or consequences on Grant Park which could be materially adverse to the general partner’s business operations or its ability to manage Grant Park, the presence of Covid-19 and its continued effect on the global economy may have an adverse impact on the business and operations of the general partner and Grant Park. The general partner has not confirmed whether COVID-19 has caused the general partner or Grant Park to incur expenses, delays, or interruption of critical business functions, nor has the general partner assessed whether COVID-19 may have such effects in the future. Covid-19 may cause key personnel of the general partner and/or trading advisors or reference traders to be absent from work or work remotely for prolonged periods of time. The ability of any such personnel to work effectively on a remote basis may adversely impact the day-to-day operations of Grant Park or Grant Park’s net performance. Any future outbreak or pandemic could also have potential adverse effects on the global economy, the general partner and/or Grant Park in ways the general partner cannot predict or anticipate.

Grant Park may be affected by Brexit risks and other recent global events.

The United Kingdom’s exit from the European Union, commonly referred to as “Brexit,” went into effect on January 1, 2021. Uncertainty regarding the impact of Brexit on international trade and commerce could potentially disrupt the markets in which Grant Park trades and adversely change tax benefits or liabilities in certain jurisdictions. Such continuing uncertainty may cause or exacerbate volatility in global markets or currency exchange rate fluctuations that may adversely affect Grant Park or Grant Park’s results in one or more ways that the general partner cannot anticipate or forecast. Recent events in various world financial markets have caused significant dislocations, illiquidity and volatility in the wider global economy. An unstable geopolitical climate and continued threats of terrorism and war could have a material adverse effect on general economic conditions, market conditions and market liquidity, e.g., depressed financial and commodity market prices and problems with trading facilities and infrastructure. To the extent that such events are not temporary and continue (or even worsen), this may have an adverse impact on such items as availability of credit to businesses generally and could lead to an overall weakening of the U.S. and global economics. Such events could restrict the ability of Grant Park to make new investments, or to sell or liquidate existing investments at favorable times or for favorable prices. There can be no assurance as to the duration of any market dislocation.

Grant Park may be affected by LIBOR transition or phaseout.

To the extent that swap transactions or other derivative instruments in which Grant Park trades or invests extend beyond December 31, 2021, interest rates for such transactions or instruments might be subject to change to the extent that such rates are calculated using the London Interbank Offered Rate (“LIBOR”).

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. On November 30, 2020, ICE Benchmark Administration Limited, referred to as “ICE,” announced its plan to extend the date that most U.S. LIBOR values would cease being computed and published from December 31, 2021 to June 30, 2023. In its announcement, ICE indicated its plan that Overnight U.S. LIBOR, 1-Month U.S. LIBOR, 3-Month U.S. LIBOR, 6-Month U.S. LIBOR and 1-Year U.S. LIBOR indexes would expire on June 30, 2023, while 1-Week U.S. LIBOR and 2-Month U.S. LIBOR indexes would expire on the original termination date of December 31, 2021. In addition, ICE announced its intention to cease publishing British Pound, Euro, Swiss Franc and Japanese Yen LIBOR indices and values on December 31, 2021.

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

The FCA and the Bank of England are encouraging market participants to change the convention for interest rate swaps denominated in Pound sterling from LIBOR to the Sterling Overnight Index Average (“SONIA”). The future of LIBOR as of the date of this Form 10-K, or whether SOFR, SONIA or some other benchmark rate will become a successor rate for any swap transactions or other derivative instruments in which Grant Park trades or invests, is uncertain. If LIBOR ceases to be published, Grant Park may need to renegotiate any agreements extending beyond December 31, 2021 or June 30, 2023, as applicable, and that utilize LIBOR as a factor in determining the interest rate, to replace LIBOR with the new reference rate that is established. The foregoing may have a materially adverse effect on Grant Park’s ability to engage in such transactions or utilize such instruments.

Swap transactions are subject to additional risks.

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

Grant Park is a multiple-manager fund which allocates its assets among several trading advisors and reference traders, all employing proprietary, systematic trend-following and pattern recognition systems in various forms. Grant Park’s trading advisors and reference traders attempt to exploit through the use of their proprietary systematic trading systems the tendency of markets to either trend or exhibit repeated patterns over time. Since trend-following is a reactive trading strategy rather than a predictive one, positions are entered into or exited from in reaction to price movement; there is no prediction of future price. Such trend-following strategies may not take into account a pending political or economic event since the trading strategy would continue to maintain positions indicated by its strategy even though such positions would incur major losses if the event proved to be adverse.

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

The risk management approaches of one or all of the trading advisors and reference traders may not be effective.

The mechanisms employed by each trading advisor and reference trader to monitor and manage risks associated with its trading activities on behalf of Grant Park may not succeed in mitigating all risks. For example, even if a trading advisor or reference trader utilizes predetermined stop-loss levels for a position as part of its risk management approach, such stop-loss orders may not necessarily limit losses, since they become market orders once triggered. As a result, the order may not be executed at the stop-loss price, resulting in a loss in excess of the loss that would have been incurred if the order had been executed at the stop-loss price. Even if a trading advisor’s or reference trader’s risk management approaches are fully effective, it cannot anticipate all risks that it may face. To the extent one or more of the trading advisors or reference traders fails to identify and adequately monitor and manage all of the risks associated with its trading activities, Grant Park may suffer losses.

Increased competition from other systematic and technical trading systems could reduce the trading advisors’ or reference traders’ profitability.

There has been a dramatic increase over the past 40 years in the amount of assets managed by systematic and technical trading systems like that of the trading advisors and reference traders. Assets in managed futures, for example, have grown from approximately $300 million in 1980 to over $303 billion in September 2020 according to BarclayHedge, which serves institutional clients worldwide in the field of hedge fund and managed futures performance measurement and portfolio management. This means increased trading competition among a larger number of market participants for transactions at favorable prices, which could operate to the detriment of Grant Park by preventing Grant Park from affecting transactions at desired prices. It may become more difficult for Grant Park to implement its trading strategies if other commodity trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate commodity interest positions.

Speculative position limits and daily price fluctuation limits may alter trading decisions for Grant Park.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions that any person may hold or control in certain exchange-traded derivatives. On October 15, 2020, the CFTC approved a final rule adopting new and amended spot month position limits for derivatives contracts associated with 25 physical commodities, and amended single-month and all-months-combined limits for most of the agricultural contracts subject to position limits on that date. Under the final rule, non-spot month position limits were not extended. Additionally, the CFTC adopted new and amended definitions for use throughout the position limits regulations, including a revised definition of “bona fide hedging transaction or position” that includes an expanded list of enumerated bona fide hedges and a new definition of “economically equivalent swaps.” The Commission also amended rules governing exchange-set position limit levels and related exchange exemptions and established a new process for non-enumerated bona fide hedging recognitions for purposes of position limits.

Exchanges can also impose their own position limits and/or position accountability levels for the contracts they list. Certain swaps listed for trading on exempt commercial markets are also subject to position limits imposed by those markets, but that is also an area where requirements may be changing. All accounts controlled by a particular trading advisor are combined for speculative position limit purposes. If positions in those accounts were to approach the level of the particular speculative position limit, or if prices were to approach the level of the daily limit, these limits could cause a modification of the particular trading advisor’s trading decisions or force liquidation of certain futures or options on futures positions. If one or more of Grant Park’s trading advisors must take either of these actions, Grant Park may be required to forego profitable trades or strategies.

Increases in assets under management of any of the trading advisors or reference traders may affect trading decisions, which could have a detrimental effect on your investment.

In general, none of the trading advisors or reference traders intends to limit the amount of additional assets of Grant Park that it may manage, and each will continue to seek new accounts. The more equity a trading advisor or reference trader manages, the more difficult it may be for it to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance and of managing risk associated with larger positions. Moreover, in the future certain trading advisors or reference traders may limit the amount of additional assets that they manage. Accordingly, future increases in assets under management may require a trading advisor or reference trader to modify its trading decisions for Grant Park or may cause the general partner to add additional trading advisors or reference traders, either of which could have a detrimental effect on your investment.

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

You have no right to participate in the management of Grant Park.

The general partner manages the affairs of Grant Park. As a limited partner in the fund, you only have limited voting rights regarding Grant Park’s affairs, which rights do not permit you to participate in the management or control of Grant Park or the conduct of its business. You must therefore rely upon the fiduciary responsibility and judgment of the general partner to manage Grant Park’s affairs in the best interests of the limited partners.

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

Effective October 1, 2013, entities owned in part by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of Grant Park, Mr. Al Rayes, who is a principal of the general partner, and Mr. Patrick Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC Capital Advisors, LLC (“EMC”). Also effective as of October 1, 2013, EMC Capital Management, Inc., one of Grant Park’s commodity trading advisors from January 1989 until September 2013, assigned its obligations, rights and interests to EMC, including the trading agreement under which it had previously traded on behalf of Grant Park and, accordingly, EMC became one of Grant Park’s commodity trading advisors.

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

You are only able to review Grant Park’s holdings on a monthly basis, which makes Grant Park less transparent than certain other investments.

Although Grant Park calculates net asset value daily and will, upon request, provide such information to limited partners, investors in Grant Park are only able to review Grant Park’s holdings on a monthly basis. While the trading advisors receive daily trade confirmations from the clearing brokers of each transaction entered into by Grant Park, Grant Park’s trading results are only reported to investors monthly in summary fashion. Accordingly, an investment in Grant Park does not provide investors the same transparency that a personal trading account offers.

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

The general partner relies on the trading advisors to achieve trading gains for Grant Park, allocating to each of them responsibility for, and discretion over, trading of their allocated portions of Grant Park’s assets. The trading advisors, in turn, are dependent on the services of a limited number of persons to develop and refine their trading approaches and strategies and execute Grant Park’s transactions. The loss of the services of any trading advisor’s principals or key employees, or the failure of those principals or key employees to function effectively as a team, may have an adverse effect on that trading advisor’s ability to manage its trading activities successfully or may cause the trading advisor to cease operations entirely, either of which, in turn, could negatively impact Grant Park’s performance. Each of Grant Park’s trading advisors is controlled, directly or indirectly, by one or more individuals. The death, incapacity or prolonged unavailability of such individuals likely would greatly hinder these trading advisors’ operations, and could result in their ceasing operations entirely, which could adversely affect the value of your investment in Grant Park.

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

The general partner may terminate, replace and/or add trading advisors and reference traders in its sole discretion and the trading advisors and reference traders or their trading strategies may not continually serve Grant Park, which may have an adverse effect on Grant Park’s performance.

The general partner may terminate, substitute or retain trading advisors and reference traders on behalf of Grant Park in its sole discretion. Moreover, it is possible that any trading advisor will exercise its rights to terminate the advisory agreement with Grant Park under certain conditions or the advisory agreement with any trading advisor, once it expires, will not be renewed on the same terms as the current advisory agreement for that trading advisor. The addition of a new trading advisor or reference trader and/or the removal of one or more of the current trading advisors or reference traders may cause disruptions in Grant Park’s trading as assets are reallocated and new trading advisors or reference traders transition to Grant Park, which may have an adverse effect on Grant Park’s performance.

The general partner’s allocation of the assets of each class of Grant Park among trading advisors and reference traders may result in less than optimal performance by Grant Park.

The general partner may reallocate assets among the trading advisors and reference traders upon termination of a trading advisor or reference trader, retention of a new trading advisor or reference trader or on the first day of any month. Consequently, Grant Park’s net assets may be apportioned among trading advisors and reference traders in a different manner than the current apportionment. The general partner’s allocation of assets will directly affect the profitability of Grant Park’s trading, possibly in an adverse manner. For example, a trading advisor or reference trader may experience a high rate of return but only be managing a small percentage of Grant Park’s net assets. In this case, the trading advisor’s or reference trader’s performance could have a minimal effect on the net asset value of Grant Park.

Furthermore, adding, terminating or replacing trading advisors and reference traders cannot provide any assurance that Grant Park’s trading will be successful.

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

Forwards, swaps and other derivatives are subject to varying regulation and risks.

On December 16, 2015, the CFTC adopted margin requirements for non-cleared OTC derivatives executed by registered swap dealers or major swap participants for which no U.S. federal banking agency is a prudential regulator. On December 8, 2020, the CFTC adopted certain amendments to its margin requirements for uncleared swaps to revise the calculation method for determining whether certain entities come within the scope of initial margin requirements for uncleared swaps, beginning in the last phase of a phased compliance schedule, which starts on September 1, 2022, and the timing for compliance with the initial margin requirements after the end of the phased compliance schedule. Although Grant Park is not directly subject to these margin requirements, to the extent that Grant Park enters into a non-cleared OTC derivatives transaction with a counterparty subject to such requirements, Grant Park will be indirectly affected since such counterparty will be required to collect margin from or post margin to, as applicable, Grant Park.

Risks posed by OTC instruments and techniques include: (1) credit risk (the exposure to the possibility of loss resulting from a counterparty’s failure to meet its financial obligations); (2) market risk (adverse movements in the price of a financial asset or commodity); (3) legal risk (the characterization of a transaction or a party’s legal capacity to enter into it could render the financial contract unenforceable, and the insolvency or bankruptcy of a counterparty could preempt otherwise enforceable contract rights); (4) operational risk (inadequate controls, deficient procedures, human error, system failure or fraud); (5) documentation risk (exposure to losses resulting from inadequate documentation); (6) liquidity risk (exposure to losses created by inability to prematurely terminate the derivative); (7) systemic risk (the risk that financial difficulties in one institution or a major market disruption will cause uncontrollable financial harm to the financial system); (8) concentration risk (exposure to losses from the concentration of closely related risks such as exposure to a particular industry or exposure linked to a particular entity); and (9) settlement risk (the risk faced when one party to a transaction has performed its obligations under a contract but has not yet received value from its counterparty).

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

Tax Risks

Partnership treatment is not assured.

Grant Park has previously received an opinion of counsel, based on factual representations and customary assumptions, to the effect that, under current U.S. federal income tax law, Grant Park will be treated as a partnership for U.S. federal income tax purposes, provided that (a) at least 90% of Grant Park’s annual gross income has previously consisted of and currently consists of “qualifying income” as defined in Section 7704 of the Internal Revenue Code of 1986, as amended, and (b) Grant Park is organized and operated in accordance with its governing agreements and applicable law. The general partner believes it is likely, but not certain, that Grant Park will continue to meet the foregoing test. However, an opinion of counsel is subject to changes in applicable tax laws and is not binding on the Internal Revenue Service, any other taxing authority or any court.

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

There is no established trading market for any of Grant Park’s units. All units may be transferred or redeemed subject to the conditions imposed by Grant Park’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”). As of January 31, 2021 there were 29 Class A unit holders, 1,420 Class B unit holders, 15 Legacy 1 Class unit holders, 6 Legacy 2 Class unit holders, 518 Global 1 Class unit holders, 19 Global 2 Class unit holders, 1 Global 3 Class unit holders, and 4,027.89 Class A units, 38,594.85 Class B units, 479.12 Legacy 1 Class units, 403.68 Legacy 2 Class units, 15,620.71 Global 1 Class units, 749.18 Global 2 Class units and 12.62 Global 3 Class units outstanding.

Dearborn Capital Management, L.L.C., as Grant Park’s general partner, has sole discretion in determining what distributions, if any, Grant Park will make to its unit holders. Grant Park has not made any such distributions as of the date hereof. The general partner does not intend to make any distributions of Grant Park’s assets.

Effective April 1, 2019, Grant Park no longer offers its limited partnership units for sale. For existing investors in Grant Park, business continues to be conducted as usual. The proceeds of the offering were deposited in Grant Park’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with Grant Park’s trading policies and its trading advisors’ respective trading strategies.

Issuer Purchases of Equity Securities

There are no Grant Park units authorized for issuance under any equity compensation plans. There have been no sales of unregistered securities of Grant Park during the quarter ended December 31, 2020. In addition, Grant Park did not repurchase any units under a formal repurchase plan. All Grant Park unit redemptions were in the ordinary course of business during the quarter ended December 31, 2020.  There have not been any purchases of units by Grant Park or any affiliated purchasers during the quarter ended December 31, 2020.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data of Grant Park as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 is derived from the consolidated financial statements that have been audited by RSM US LLP. Grant Park’s independent registered public accountant. This financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and with Grant Park’s consolidated financial statements and the notes thereto, included in Item 8. in this Annual Report on Form 10-K. Results from past periods are not necessarily indicative of results that may be expected for any future period.

	As of and For the Year Ended December 31,
	2020	2019	2018	2017	2016
Total assets	$46,828,683	$64,899,930	$79,748,114	$116,298,655	$170,589,898
Total partners’ capital	45,237,581	63,185,907	77,934,699	113,483,622	165,364,938
Net trading gains (losses)	(3,802,216)	6,591,521	(5,721,743)	1,001,345	10,689,956
Interest income	222,742	770,306	753,179	1,057,222	1,316,496
Dividend income	312,879	386,109	211,314	501,762	—
Total expenses	2,886,118	4,037,079	4,817,537	7,379,857	11,342,814
Net income (loss)	(6,152,713)	3,710,857	(9,574,787)	(4,819,528)	663,638
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:

General Partner & Limited Partner Class A Units	(91.29)	45.86	(104.16)	(33.85)	(8.55)
General Partner & Limited Partner Class B Units	(78.01)	32.47	(90.06)	(33.37)	(13.39)
General Partner & Limited Partner Legacy 1 Class Units	(59.65)	55.94	(65.72)	(7.29)	11.81
General Partner & Limited Partner Legacy 2 Class Units	(59.58)	51.94	(66.03)	(9.19)	9.36
General Partner & Limited Partner Global 1 Class Units	(56.37)	59.47	(58.02)	(3.40)	21.11
General Partner & Limited Partner Global 2 Class Units	(56.19)	56.73	(58.86)	(5.07)	20.16
General Partner & Limited Partner Global 3 Class Units	(57.02)	36.72	(61.93)	(16.86)	5.70

Supplementary Quarterly Financial Information

The following summarized quarterly financial information presents Grant Park’s results of operations for the three-month periods ended March 31, June 30, September 30, and December 31, 2020 and 2019, which is unaudited. However, in the opinion of Grant Park, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been made. Interim results are subject to significant seasonal variations and are not indicative of the results of operations to be expected for a full fiscal year.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2020	2020	2020	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total trading gains (losses)	$(9,202,285)	$1,172,398	$245,952	$3,981,719
Net income (loss)	(9,773,609)	675,841	(303,112)	3,248,167
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:

General Partner & Limited Partner Class A Units	(156.57)	9.82	(6.78)	62.24
General Partner & Limited Partner Class B Units	(127.32)	6.83	(6.58)	49.06
General Partner & Limited Partner Legacy 1 Class Units	(127.30)	12.42	(1.63)	56.86
General Partner & Limited Partner Legacy 2 Class Units	(124.05)	11.61	(2.01)	54.87
General Partner & Limited Partner Global 1 Class Units	(127.02)	13.52	(0.66)	57.79
General Partner & Limited Partner Global 2 Class Units	(124.28)	12.71	(1.07)	56.45
General Partner & Limited Partner Global 3 Class Units	(105.65)	7.97	(3.42)	44.08
Net asset value per unit:
General Partner & Limited Partner Class A Units	835.53	845.35	838.57	900.81
General Partner & Limited Partner Class B Units	672.46	679.29	672.71	721.77
General Partner & Limited Partner Legacy 1 Class Units	704.98	717.40	715.77	772.63
General Partner & Limited Partner Legacy 2 Class Units	684.22	695.83	693.82	748.69
General Partner & Limited Partner Global 1 Class Units	709.85	723.37	722.71	780.50
General Partner & Limited Partner Global 2 Class Units	691.71	704.42	703.35	759.80
General Partner & Limited Partner Global 3 Class Units	571.64	579.61	576.19	620.27

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2019	2019	2019	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total trading gains (losses)	$1,872,263	$1,932,592	$2,850,836	$(64,170)
Net income (loss)	1,119,691	1,109,653	2,064,034	(582,521)
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:

General Partner & Limited Partner Class A Unit	13.76	13.27	28.01	(9.18)
General Partner & Limited Partner Class B Unit	9.89	9.90	21.40	(8.72)
General Partner & Limited Partner Legacy 1 Class Unit	15.58	15.39	28.03	(3.06)
General Partner & Limited Partner Legacy 2 Class Unit	14.19	14.48	26.62	(3.35)
General Partner & Limited Partner Global 1 Class Unit	15.70	16.49	29.21	(1.93)
General Partner & Limited Partner Global 2 Class Unit	15.48	15.62	27.94	(2.31)
General Partner & Limited Partner Global 3 Class Unit	10.71	10.38	20.53	(4.90)
Net asset value per unit:
General Partner & Limited Partner Class A Unit	960.00	973.27	1,001.28	992.10
General Partner & Limited Partner Class B Unit	777.20	787.10	808.50	799.78
General Partner & Limited Partner Legacy 1 Class Unit	791.92	807.31	835.34	832.28
General Partner & Limited Partner Legacy 2 Class Unit	770.52	785.00	811.62	808.27
General Partner & Limited Partner Global 1 Class Unit	793.10	809.59	838.80	836.87
General Partner & Limited Partner Global 2 Class Unit	774.74	790.36	818.30	815.99
General Partner & Limited Partner Global 3 Class Unit	651.28	661.66	682.19	677.29

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Grant Park has been in continuous operation since it commenced trading on January 1, 1989. Since its inception and through February 28, 2003, Grant Park offered its beneficial interests exclusively to qualified investors on a private placement basis. Effective June 30, 2003, Grant Park publicly offered its units for sale. Grant Park’s registration statement was withdrawn on April 1, 2019 and units of Grant Park are no longer offered for sale. For existing investors in Grant Park, business continues to be conducted as usual. There was no change in the trading, operations, or monthly statements, etc. as a result of the termination of the offering, and redemption requests continue to be offered on a monthly basis.

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

Valuation of Financial Instruments

Grant Park follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 820, Fair Value Measurements and Disclosures. Grant Park utilizes valuation techniques that are consistent with the market approach per the requirement of ASC 820 for the valuation of futures (exchange traded) contracts, forward (non-exchange traded) contracts, option contracts, swap transactions, other interests in commodities, mutual funds, exchange-traded funds and fixed income products. FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Grant Park records all investments at fair value in the financial statements. Changes in fair value from the prior period are recorded as unrealized gain or losses and are reported in the consolidated statement of operations. Fair value of exchange-traded futures contracts, options on futures contracts and exchange-traded funds are based upon exchange settlement prices. Grant Park values forward contracts and options on forward contracts based on the average bid and ask price of quoted forward spot prices obtained. U.S. Government securities, securities of U.S. Government-sponsored enterprises, corporate bonds and commercial paper are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market. Grant Park compares market prices quoted by dealers to the cost plus accrued interest to ensure a reasonable approximation of fair value. Grant Park values bank deposits at face value plus accrued interest, which approximates fair value. The investment in the total return swap is reported at fair value based on daily price reporting from the swap counterparty, which uses exchange prices to value most futures positions and the remaining positions are valued using proprietary pricing models of the counterparty. The investment in mutual funds is reported at fair value based on quoted market prices as of the last day of the reporting period.

Results of Operations

The results of operations for the year ended December 31, 2018 are not included in this filing but can be found in Grant Park’s 2018 Annual Report on Form 10-K in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Grant Park’s returns, which are Grant Park’s trading gains plus interest and dividend income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the years ended December 31, 2020 and 2019 are set forth in the table below:

	2020	2019
Total return – Class A Units	(9.20)%	4.85%
Total return – Class B Units	(9.75)%	4.23%
Total return – Legacy 1 Class Units	(7.17)%	7.20%
Total return – Legacy 2 Class Units	(7.37)%	6.87%
Total return – Global 1 Class Units	(6.74)%	7.65%
Total return – Global 2 Class Units	(6.89)%	7.47%
Total return – Global 3 Class Units	(8.42)%	5.73%

Grant Park’s total net asset value at December 31, 2020 and 2019 was $45.2 million and $63.2 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

Year ended December 31, 2020

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

On March 11, 2020, the World Health Organization declared the novel coronavirus disease 2019, known as COVID-19 (“COVID-19”), a pandemic. The COVID-19 global pandemic and the aggressive responses taken by many governments, including closing borders, restricting international and domestic travel, and the imposition of prolonged quarantines or similar restrictions, as well as the forced or voluntary closure of, or operational changes to, many retail and other businesses, has had negative impacts, and in many cases severe negative impacts, on markets worldwide. It is not known how long such impacts, or any future impacts of other significant events described above, will or would last, but there could be a prolonged period of global economic slowdown, which may impact your investment. Therefore, Grant Park could lose money over short periods due to short-term market movements and over longer periods during more prolonged market downturns. During a general market downturn, multiple asset classes may be negatively affected. Changes in market conditions and interest rates can have the same impact on all types of securities and instruments. In times of severe market disruptions, you could lose your entire investment.

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

October. Grant Park recorded losses during the month. Class A units were down 0.94%, Class B units were down 0.99%, Legacy 1 Class units were down 0.75%, Legacy 2 Class units were down 0.77%, Global 1 Class units were down 0.71%, Global 2 Class units were down 0.73% and Global 3 Class units were down 0.87%. Overall Grant Park performance was negative, led by losses in the equities, metals and currencies sectors. Performance in the equities sector was negative and driven by positions in the OMX 30, Euro Stoxx, Hang Seng and the Nikkei indices. Negative performance in metals was led by positions in gold, copper and nickel. Performance in currencies was slightly negative across multiple positions. Positive performance in the agriculturals, energies and fixed income sectors partially offset Grant Park losses. In agriculturals, positions in cotton and soybeans were profitable. Energies performance was positive, led by positions in brent oil, gas oil and heating oil. Fixed income performance was driven by positions in Euro OAT futures and German bunds.

November. Grant Park recorded gains during the month. Class A units were up 4.99%, Class B units were up 4.93%, Legacy 1 Class units were up 5.19%, Legacy 2 Class units were up 5.16%, Global 1 Class units were up 5.23%, Global 2 Class units were up 5.21% and Global 3 Class units were up 5.06%. Overall Grant Park performance was positive, led by gains in the equities, agriculturals and currencies sectors. Performance in equities was positive and was primarily driven by positions in the Nikkei and OMX 30 indices. Positive performance in agriculturals was driven by positions in soybeans, soybean meal, cotton and canola. Performance in currencies was led by positions in the Norwegian krone, the New Zealand dollar and the Polish zloty. Performance in metals was flat as gains in copper, zinc and silver were offset by losses in gold. Negative performance in the energies and fixed income sectors partially offset Grant Park losses. Performance in energies was driven by positions in brent oil, gas oil and heating oil. Negative performance in fixed income was led by positions in German bunds, Japanese government bonds and Euro OAT futures.

December. Grant Park recorded gains during the month. Class A units were up 3.29%, Class B units were up 3.27%, Legacy 1 Class units were up 3.40%, Legacy 2 Class units were up 3.41%, Global 1 Class units were up 3.36%, Global 2 Class units were up 3.43% and Global 3 Class units were up 3.36%. Overall Grant Park performance was positive, led by gains across multiple sectors. Positive performance in agriculturals was driven by positions in soybeans, cotton, corn, soybean meal and canola. Performance in equities was positive and was driven by positions in the Nikkei, MSCI Emerging Markets and the Nasdaq indices. Positive performance in metals was driven by positions in gold, copper and nickel. Performance in currencies was led by positions in the euro, Swiss franc, Australian dollar, Norwegian krone and the New Zealand dollar. Performance in energies was driven by positions in crude oil, natural gas and gasoline blendstock. Negative performance in the fixed income sector was led by position in gilts and Italian government bonds.

For the year ended December 31, 2020, Grant Park had a negative return of 9.2% for the Class A units, a negative return of 9.8% for the Class B units, a negative return of 7.2% for the Legacy 1 Class units, a negative return of 7.4% for the Legacy 2 Class units, a negative return of 6.7% for the Global 1 Class units, a negative return of 6.9% for the Global 2 Class units, and a negative return of 8.4% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 7.6%, which were decreased by losses of approximately 11.9% from swap transactions and securities and increased by approximately 1.1% from interest and dividend income. These trading gains were decreased by approximately 5.7% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park. An analysis of the 7.6% trading gains by sector, excluding the swap transactions and securities, is as follows:

% Gain (Loss)

Agriculturals	2.6%
Currencies	1.0
Energy	(0.5)
Interest rates	3.7
Meats	0.1
Metals	2.8
Soft commodities	0.8
Stock indices	(2.3)
Forward currency contracts	(0.6)

Total	7.6%

Year ended December 31, 2019

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

October. Grant Park recorded losses during the month. Class A units were down 1.59%, Class B units were down 1.64%, Legacy 1 Class units were down 1.41%, Legacy 2 Class units were down 1.42%, Global 1 Class units were down 1.37%, Global 2 Class units were down 1.38% and Global 3 Class units were down 1.53%. Overall Grant Park performance was negative, led by losses in the fixed income, currencies, agriculturals. Gains in the equities, metals and energies sectors partially offset trading losses. Negative fixed income performance was driven by positions in the German bund, Euro OAT futures and short sterling. Negative performance in currencies was driven by positions in the British pound, euro, Australian dollar, and Brazilian real. Gains from positions in the Mexican peso partially offset sector losses. The negative performance in agriculturals was led by positions in soybeans, soybean meal and coffee. The equities sector performance was positive, led by positions in the Nikkei, EMINI MSCI EM and the OMX 30 indices. Losses from positions in the FTSE index offset some of the gains. Performance in the metals sector was positive and led by positions in gold, palladium and silver. Positive energies performance was driven by positions in gas oil and heating oil.

November. Grant Park recorded losses during the month. Class A units were down 0.24%, Class B units were down 0.30%, Legacy 1 Class units were down 0.06%, Legacy 2 Class units were down 0.08%, Global 1 Class units were down 0.01%, Global 2 Class units were down 0.03% and Global 3 Class units were down 0.18%. Overall Grant Park performance was negative, led by losses in the metals, fixed income and agriculturals sectors. Gains in the currencies, equities and energies sectors partially offset trading losses. Negative performance in metals was primarily driven by positions in gold; in fixed income, by positions in the German bund and U.S. government debt; and in agriculturals, by positions in soybeans, coffee and sugar. Performance in the currencies sector was positive and led by positions in FX USD/EUR, euro, FX US/JY, Japanese yen, Brazilian real and Australian dollar. The equities sector performance was positive, led by positions in the FTSE, Nikkei, ALL ORD, Nasdaq and S&P indices. Positive performance in the energies performance was driven by positions in natural gas, brent oil and crude oil.

December. Grant Park recorded gains during the month. Class A units were up 0.93%, Class B units were up 0.88%, Legacy 1 Class units were up 1.12%, Legacy 2 Class units were up 1.10%, Global 1 Class units were up 1.16%, Global 2 Class units were up 1.14% and Global 3 Class units were up 1.00%. Overall Grant Park performance was positive, led by gains in the equities, metals, energies and agriculturals sectors. Losses in the fixed income and currencies sectors partially offset trading profits. Positive performance in equities was driven by positions in the FTSE, MSCI EM, Nasdaq and Hang Seng indices. Performance in metals was driven by positions in gold and platinum. Gains in energies were led by positions in brent oil and crude oil. Losses in heating oil and gas oil positions offset some of the gains. Performance in agriculturals was slightly positive, as gains in positions in wheat, cotton and soybean oil were mostly offset by losses in soybean meal, soybeans and cocoa. Negative performance in the fixed income sector was driven by positions in the Bund, U.S. Treasury Bond and Euro OAT Futures. Performance in the currencies sector was negative and led by positions in foreign exchange of the U.S. dollar against the euro, euro and the Australian dollar.

For the year ended December 31, 2019, Grant Park had a positive return of 4.9% for the Class A units, a positive return of 4.2% for the Class B units, a positive return of 7.2% for the Legacy 1 Class units, a positive return of 6.9% for the Legacy 2 Class units, a positive return of 7.7% for the Global 1 Class units, a positive return of 7.5% for the Global 2 Class units, and a positive return of 5.7% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 10.2%, which were increased by gains of approximately 1.7% from swap transactions and increased by approximately 1.8% from interest and dividend income. These trading gains were decreased by approximately 8.5% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park. An analysis of the 10.2% trading gains by sector, excluding the swap transactions and securities, is as follows:

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of December 31, 2020 and 2019 and the trading gains/losses by market category for the years ended December 31, 2020 and 2019. All open position trading risk exposures of Grant Park, except for the swap transactions, have been included in calculating the figures set forth below. As of December 31, 2020, Grant Park’s net asset value was approximately $45.2 million. As of December 31, 2019, Grant Park’s net asset value was approximately $63.2 million.

	December 31, 2020
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.4%	(2.3)%
Agriculturals/softs/meats	0.3	3.5
Metals	0.3	2.8
Currencies & Forward currency contracts	0.2	0.4
Energy	0.2	(0.5)
Interest rates	0.1	3.7
Aggregate/Total	0.9%	7.6%

	December 31, 2019
Market Sector	Value at Risk*	Trading Gain/(Loss)

Energy	0.3%	(1.1)%
Stock indices	0.3	2.7
Currencies & Forward currency contracts	0.2	(0.1)
Metals	0.2	0.8
Agriculturals/softs/meats	0.1	(0.7)
Interest rates	0.1	8.6

Aggregate/Total	0.6%	10.2%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of December 31, 2020, by market sector.

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

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of December 31, 2020.

Foreign Currency Balances

Grant Park’s primary foreign currency balances are in Japanese yen, British pounds, euros, Australian dollars, Canadian dollars and Swiss francs. The trading advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control Grant Park’s non-trading risk.

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

Under the supervision and with the participation of the general partner’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Grant Park’s internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, the general partner concluded that Grant Park’s internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

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

Mr. Kavanagh, president of Dearborn Capital Management, L.L.C., 65, has been responsible for overseeing all operations and activities of the general partner since its formation. Commencing in October 1998, Mr. Kavanagh also became president, a principal and an associated person of Dearborn Capital Brokers Ltd., an independent introducing broker. From 1983 to 2003, Mr. Kavanagh was a member in good standing of the Chicago Board of Trade. Between 1983 and October 1998, Mr. Kavanagh served as an institutional salesman in the financial futures area on behalf of Refco and Conti Commodity Services, Inc., which was acquired by Refco in 1984. His clients included large hedge funds and financial institutions. Between October 1998 and October 2011, Mr. Kavanagh performed introducing brokerage services from time to time for MF Global Inc., a former futures commission merchant, through Dearborn Capital Brokers. He has also been an owner since May 2012 of a greater than 10% interest in an unregistered proprietary trading firm and has provided occasional consulting services to this firm since May 2012. Neither Dearborn Capital Brokers nor Mr. Kavanagh provides brokerage services to Grant Park’s trading account. In the past, from time to time Mr. Kavanagh has provided brokerage services to Financial Consortium International LLC, a registered introducing broker, commodity pool operator and broker-dealer, since October 1999. In 1980, Mr. Kavanagh received an MBA from the University of Notre Dame, and in 1978 graduated with a B.S. in business administration from John Carroll University.

Mr. Meehan, chief operating officer of the general partner, 65, is primarily responsible for the day to day operations of the general partner. Mr. Meehan became listed as a principal of the general partner effective January 2009. Prior to joining the general partner in April 2008, Mr. Meehan was a member of the senior executive team at Houghton Mifflin Company in Boston, MA, beginning in March 1999. His assignments focused on leading technology and operational organizations and included a three year assignment as the President of the business unit that was the largest provider of professional testing and licensure services to state regulatory agencies in the United States. He also served as the Chief Information/Technology Officer of the company for three years, responsible for directing an annual technology portfolio in excess of $100 million. Mr. Meehan began his career as a commissioned officer in the United States Marine Corps, retiring after 20 years in the grade of Lieutenant Colonel. He received B.A. degree from John Carroll University, an MBA from Webster University and holds Series 3, 22, 31, and 63 licenses.

Ms. O’Rourke, chief financial officer of the general partner, 55, is responsible for financial reporting and compliance issues. Prior to joining the general partner in May 2003, Ms. O’Rourke was employed as assistant vice president at MetLife Investors Life Insurance Company from 1992 to September 2001. Before that, Ms. O’Rourke was employed as a tax senior at KPMG LLP (formerly KPMG Peat Marwick LLP) from 1987 to 1991. Ms. O’Rourke is a certified public accountant. She received a B.B.A. in accounting from the University of Notre Dame in 1987 and received a M.S. in Taxation from DePaul University in 1996.

Code of Ethics

Grant Park has not adopted a code of ethics because it does not have any officers or employees. The general partner of Grant Park has adopted a Code of Ethics for all employees.

Delinquent Section 16(a) Reports

Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC. Grant Park does not have any directors or officers. However, the officers of Grant Park’s general partner, as well as the general partner itself, file such notices regarding their beneficial ownership in Grant Park, if any. Grant Park believes that for 2020, all required filings were timely filed by each of these persons.

ITEM 11.	EXECUTIVE COMPENSATION

Grant Park has no directors or officers. Its affairs are managed by Dearborn Capital Management, L.L.C., its general partner, which receives compensation for its services from Grant Park, as follows:

Class A units pay the general partner a monthly brokerage charge equal to a rate of 0.583%, a rate of 7.00% annually, of Class A’s month end net assets. Class B units pay the general partner a monthly brokerage charge equal to a rate of 0.6208%, a rate of 7.45% annually, of Class B’s month-end net assets. Legacy 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3750%, a rate of 4.50% annually, of Legacy 1’s month-end net assets. Legacy 2 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3958%, a rate of 4.75% annually, of Legacy 2’s month-end net assets. Global 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3292%, a rate of 3.95% annually, of Global 2’s month-end net assets. Global 2 units pay the general partner a monthly brokerage charge equal to a rate of 0.3500%, a rate of 4.20% annually, of Global 2’s month-end net assets. Global 3 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.4958%, a rate of 5.95% annually, of Global 3’s month-end net assets. The brokerage charge reimbursement paid to the general partner amounted to $3,042,636 for the year ended December 31, 2020 and $4,278,902 for the year ended December 31, 2019.

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

Operating expenses of Grant Park are paid for by the general partner and reimbursed by Grant Park. Each of the Class A, Class B, Legacy 1, Legacy 2, Global 1, Global 2 and Global 3 units bear monthly operating expenses at a rate of 0.02083%, a rate of 0.25% annually, of the average month-end net assets of each respective Class. This reimbursement is made monthly.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Grant Park has no officers or directors. Its affairs are managed by its general partner, Dearborn Capital Management, L.L.C. Set forth in the table below is information regarding the beneficial ownership of the general partner and the officers of the general partner in Grant Park as of January 31, 2021.

				Number of		Number of		Number of		Number of		Number of
	Number of		Number of	Legacy 1		Legacy 2		Global 1		Global 2		Global 3
	Class A		Class B	Class		Class		Class		Class		Class	Number of
	Limited		Limited	Limited		Limited		Limited		Limited		Limited	General
	Partnership		Partnership	Partnership		Partnership		Partnership		Partnership		Partnership	Partnership
Name	Units		Units	Units		Units		Units		Units		Units	Units
Dearborn Capital
Management, LLC	276.610		-	-		236.818		353.466		208.625		-	119.502
David M. Kavanagh	276.610	(1)	-	-	(1)	236.818	(1)	353.466	(1)	208.625	(1)	-	119.502	(1)
Patrick J. Meehan	-		-	-		-		-		-		-
Maureen O’Rourke	-		-	41.067		-		41.359		-		-

			Percentage of	Percentage of	Percentage of	Percentage of	Percentage of
	Percentage of	Percentage of	Outstanding	Outstanding	Outstanding	Outstanding	Outstanding
	Outstanding	Outstanding	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Class A	Class B	Class	Class	Class	Class	Class	Percentage of
	Limited	Limited	Limited	Limited	Limited	Limited	Limited	General
	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership
Name	Units	Units	Units	Units	Units	Units	Units	Units
Dearborn Capital
Management, LLC	6.92%	-	-	62.76%	2.27%	28.74%	-	100.00%
David M. Kavanagh	6.92%	-	-	62.76%	2.27%	28.74%	-	100.00%
Patrick J. Meehan	-	-	-	-	-	-	-	-
Maureen O’Rourke	-	-	8.57%	-	0.27%	-	-	-
(1)	Represents units directly held by Dearborn Capital Management, L.L.C., the general partner of Grant Park. The manager of Dearborn Capital Management, L.L.C. is Mr. Kavanagh.

Grant Park has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Pursuant to the advisory contract EMC Capital Management, Inc. entered into with Grant Park, the general partner and the respective trading company in 2009, which was assigned to EMC Capital Advisors, LLC in October 2013, the general partner, on behalf of Grant Park, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period. For the year ended December 31, 2020, EMC was paid approximately $81,500 in consulting fees and $13,000 in incentive fees. All allocations to Grant Park’s trading advisors, including EMC, are reviewed and approved by the general partner and all fees are paid to Grant Park’s trading advisors in accordance with each advisory contract by and among Grant Park, the general partner, the respective trading company and such trading advisor.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to Grant Park for professional audit services provided by RSM US LLP, Grant Park’s independent registered public accountant, for the audit of Grant Park’s annual financial statements for the years ended December 31, 2020 and 2019, and fees billed for other professional services rendered by RSM US LLP during those years.

Fee Category	2020	2019
Audit Fees(1)	$117,450	$130,500
Audit-Related Fees	—	—
Tax Fees(2)	7,800	7,800
All Other Fees	—	—
Total Fees	$125,250	$138,300
(1)	Audit fees consist of fees for professional services rendered for the audit of Grant Park’s financial statements and review of financial statements included in Grant Park’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Tax fees consist of compliance fees for the review of original tax returns.

The Audit Committee of Grant Park’s general partner, Dearborn Capital Management, L.L.C., pre-approves all audit and permitted non-audit services of Grant Park’s independent accountants, including all engagement fees and terms. The Audit Committee of the general partner approved all the services provided by RSM US LLP during 2020 and 2019 to Grant Park described above. The Audit Committee and Grant Park has determined that the payments and nature of services made to RSM US LLP for these services during 2020 and 2019 are compatible with maintaining that firm’s independence.

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

101.1

The following financial statements from Grant Park’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

.

(1)	Included as Appendix A to the prospectus which is part of the Registrant’s Registration Statement on Form S-1/A (File No. 333- 223480) and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-153862) and incorporated herein by reference.
(4)	Included as Appendix B to the prospectus which is part of the Registrant’s Registration Statement on Form S-1/A (File No. 333-223480).
(5)	Included as Appendix D to the prospectus which is part of the Registrant’s Registration Statement on Form S-1/A (File No. 333-223480).

ITEM 16.	FORM 10-K SUMMARY

None.

INDEX TO FINANCIAL STATEMENTS

Grant Park Futures Fund Limited Partnership

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Grant Park Futures Fund Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedules of investments, of Grant Park Futures Fund Limited Partnership (the “Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of operations and changes in partners’ capital (net asset value) for the three years ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ RSM US LLP

We have served as the Partnership’s auditor since 2003.

Chicago, Illinois

March 11, 2021

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

December 31, 2020 and 2019

	December 31,	December 31,
	2020	2019
Assets
Equity in brokers' trading accounts:
Cash	$9,659,503	$10,866,216
Net unrealized gain (loss) on open futures contracts	1,563,838	401,807
Net unrealized gain (loss) on open forward currency contracts	(63,929)	(69,073)
Net unrealized gain (loss) on open swap contracts	(1,420,571)	3,037,439
Total equity in brokers' trading accounts	9,738,841	14,236,389
Cash and cash equivalents	4,887,405	577,181
Securities owned, at fair value (cost $32,419,952 and $50,013,633, respectively)	32,199,809	50,080,807
Interest and dividend receivable, net	2,628	5,553
Total assets	$46,828,683	$64,899,930
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$237,272	$317,812
Accrued incentive fees	210,546	77,585
Organization and offering costs payable	11,070	15,480
Accrued operating expenses	9,734	13,494
Redemptions payable to limited partners	1,097,230	1,269,238
Interest and other liabilities	25,250	20,414
Total liabilities	1,591,102	1,714,023
Partners' Capital (Net Asset Value)
General Partner
Class A (307.34 units outstanding at both December 31, 2020 and December 31, 2019)	276,860	304,918
Legacy 2 Class (263.13 units outstanding at both December 31, 2020 and December 31, 2019)	197,003	212,682
Global 1 Class (392.74 units outstanding at both December 31, 2020 and December 31, 2019)	306,534	328,671
Global 2 Class (231.81 units outstanding at both December 31, 2020 and December 31, 2019)	176,124	189,151

Limited Partners
Class A (3,720.55 and 3,740.34 units outstanding at December 31, 2020 and December 31, 2019, respectively)	3,351,509	3,710,803
Class B (38,806.88 and 52,290.82 units outstanding at December 31, 2020 and December 31, 2019, respectively)	28,009,494	41,821,340
Legacy 1 Class (479.12 and 497.72 units outstanding at December 31, 2020 and December 31, 2019, respectively)	370,186	414,242
Legacy 2 Class (140.55 units outstanding at both December 31, 2020 and December 31, 2019)	105,224	113,599
Global 1 Class (15,405.71 and 18,241.21 units outstanding at December 31, 2020 and December 31, 2019, respectively)	12,024,149	15,265,460
Global 2 Class (543.13 and 614.97 units outstanding at December 31, 2020 and December 31, 2019, respectively)	412,668	501,820
Global 3 Class (12.62 and 477.23 units outstanding at December 31, 2020 and December 31, 2019, respectively)	7,830	323,221
Total partners' capital (net asset value)	45,237,581	63,185,907
Total liabilities and partners' capital (net asset value)	$46,828,683	$64,899,930

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2020

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$497,749	1.10%	$(1,937)	—%	$495,812	1.10%
Currencies	160,805	0.36%	14,100	0.03%	174,905	0.39%
Energy	246,968	0.55%	(115,816)	(0.26)%	131,152	0.29%
Interest rates	34,956	0.07%	(6,310)	(0.01)%	28,646	0.06%
Meats	13,025	0.03%	—	—%	13,025	0.03%
Metals	162,472	0.36%	(32,855)	(0.08)%	129,617	0.28%
Soft commodities	235,885	0.52%	(4,387)	(0.01)%	231,498	0.51%
Stock indices	146,331	0.32%	(33,715)	(0.07)%	112,616	0.25%
Total U.S. Futures Positions	1,498,191		(180,920)		1,317,271

Foreign Futures Positions:
Interest rates	59,748	0.13%	(122,828)	(0.27)%	(63,080)	(0.14)%
Metals	146,552	0.32%	47,376	0.11%	193,928	0.43%
Soft commodities	2,290	0.01%	—	—%	2,290	0.01%
Stock indices	115,491	0.26%	(2,062)	(0.01)%	113,429	0.25%
Total Foreign Futures Positions	324,081		(77,514)		246,567
Total Futures Contracts	$1,822,272	4.03%	$(258,434)	(0.57)%	$1,563,838	3.46%

Forward Currency Contracts *
Currencies	$35,488	0.08%	$(99,417)	(0.22)%	$(63,929)	(0.14)%

Swap Contracts
Deutsche Bank total return swap, Termination date June 30, 2025	$(1,420,571)	(3.14)%	$—	—%	$(1,420,571)	(3.14)%

Total Futures, Forward Currency and
Swap Contracts	$437,189	0.97%	$(357,851)	(0.79)%	$79,338	0.18%
*	No futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The condensed schedule of investments by unit class is presented in footnote 7.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2020

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,500,000	2/10/2023	Federal Agricultural Mortgage Corp., 1.7%	$2,516,450	5.56%
2,000,000	9/22/2022	Federal Farm Credit Banks, 0.2%	2,000,350	4.42%
4,500,000	6/30/2023-9/28/2023	Federal Home Loan Mortgage Corp., 0.3%-0.5%	4,501,581	9.95%
6,000,000	8/24/2023-12/15/2023	Federal National Mortgage Assoc., 0.3%-0.4%	6,005,310	13.28%
	Total U.S. Government-sponsored enterprises (cost $14,999,285)		$15,023,691	33.21%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$10,000,000	3/25/2021-8/12/2021	U.S. Treasury bills, 0.1% (cost $9,994,752)	$9,996,048	22.10%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
38,000	Amplify High Income ETF	$605,340	1.34%
85,000	Highland/iBoxx Senior Loan ETF	1,361,700	3.01%
50,000	Invesco Preferred ETF	763,000	1.69%
10,000	iShares Floating Rate Bond ETF	507,200	1.12%
10,000	iShares Short Maturity Bond ETF	501,700	1.11%
12,000	PIMCO Enhanced Short Maturity Active ETF	1,224,480	2.71%
55,000	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	1,482,250	3.27%
15,000	VanEck Vectors Fallen Angel High Yield Bond ETF	481,500	1.06%
10,000	Other Exchange-traded funds**	252,900	0.56%
	Total Exchange-traded funds (cost $7,425,915)	$7,180,070	15.87%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $32,419,952)	$32,199,809	71.18%

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

Forward Currency Contracts *
Currencies	$(4,609)	(0.01)%	$(64,464)	(0.10)%	$(69,073)	(0.11)%

Swap Contracts
Deutsche Bank total return swap, Termination date April 30, 2024	$(612,793)	(0.97)%	$—	—%	$(612,793)	(0.97)%
Deutsche Bank total return swap, Termination date July 1, 2020	3,650,232	5.78%	—	—%	3,650,232	5.78%
Total Swap Contracts	$3,037,439	4.81%	$—	—%	$3,037,439	4.81%

Total Futures, Forward Currency and
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

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$2,740,200	$7,389,071	$(3,159,282)
Change in unrealized	1,162,031	(1,325,734)	(917,117)
Commissions	(718,405)	(1,023,386)	(1,352,311)
Net gains (losses) from futures trading	3,183,826	5,039,951	(5,428,710)

Net gain (loss) from forward currency trading
Realized	(243,720)	408,554	146,701
Change in unrealized	5,144	(27,645)	(67,055)
Commissions	(7,865)	(5,737)	(691)
Net gains (losses) from forward currency trading	(246,441)	375,172	78,955

Net gain (loss) from swap trading
Realized	(2,136,220)	—	—
Change in unrealized	(4,458,010)	1,104,330	753,797
Net gains (losses) from swap trading	(6,594,230)	1,104,330	753,797

Net gain (loss) from securities
Realized	(6)	2,215	(1,084,704)
Change in unrealized	(145,365)	69,853	(41,081)
Net gains (losses) from securities	(145,371)	72,068	(1,125,785)

Net trading gains (losses)	(3,802,216)	6,591,521	(5,721,743)

Net investment income (loss)
Income
Interest income	222,742	770,306	753,179
Dividend income	312,879	386,109	211,314
Total income	535,621	1,156,415	964,493
Expenses from operations
Brokerage charge	2,316,366	3,249,779	4,297,318
Incentive fees	302,005	402,189	10,292
Organizational and offering costs	142,831	205,948	272,786
Operating expenses	124,916	179,163	237,141
Total expenses	2,886,118	4,037,079	4,817,537
Net investment loss	(2,350,497)	(2,880,664)	(3,853,044)
Net income (loss)	$(6,152,713)	$3,710,857	$(9,574,787)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$(91.29)	$45.86	$(104.16)
General Partner & Limited Partner Class B Units	$(78.01)	$32.47	$(90.06)
General Partner & Limited Partner Legacy 1 Class Units	$(59.65)	$55.94	$(65.72)
General Partner & Limited Partner Legacy 2 Class Units	$(59.58)	$51.94	$(66.03)
General Partner & Limited Partner Global 1 Class Units	$(56.37)	$59.47	$(58.02)
General Partner & Limited Partner Global 2 Class Units	$(56.19)	$56.73	$(58.86)
General Partner & Limited Partner Global 3 Class Units	$(57.02)	$36.72	$(61.93)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
Years Ended December 31, 2020, 2019 and 2018

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount
Partners’ capital,
December 31, 2017	307.34	$322,836	6,818.01	$7,161,658	—	$—	84,494.74	$72,443,010	574.13	$483,449	777.22	$654,458	263.13	$216,389	219.09	$180,172
Contributions	—	—	0.17	165	—	—	—	1	—	—	—	—	—	—	—	—
Redemptions	—	—	(2,162.48)	(2,259,383)	—	—	(17,660.63)	(14,234,612)	—	—	(51.02)	(40,144)	—	—	(52.19)	(39,386)
Net income (loss)	—	(32,014)	—	(497,043)	—	—	—	(6,925,778)	—	(37,727)	—	(50,533)	—	(17,376)	—	(14,559)
Partners’ capital,
December 31, 2018	307.34	$290,822	4,655.70	$4,405,397	—	$—	66,834.11	$51,282,621	574.13	$445,722	726.20	$563,781	263.13	$199,013	166.90	$126,227
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(915.36)	(892,675)	—	—	(14,543.29)	(11,495,810)	(574.13)	(444,997)	(228.48)	(183,140)	—	—	(26.35)	(21,083)
Net income (loss)	—	14,096	—	198,081	—	—	—	2,034,529	—	(725)	—	33,601	—	13,669	—	8,455
Partners’ capital,
December 31, 2019	307.34	$304,918	3,740.34	$3,710,803	—	$—	52,290.82	$41,821,340	—	$—	497.72	$414,242	263.13	$212,682	140.55	$113,599
Redemptions	—	—	(19.79)	(16,942)	—	—	(13,483.94)	(9,321,102)	—	—	(18.60)	(13,272)	—	—	—	—
Transfers in (out)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	(28,058)	—	(342,352)	—	—	—	(4,490,744)	—	—	—	(30,784)	—	(15,679)	—	(8,375)
Partners’ capital,
December 31, 2020	307.34	$276,860	3,720.55	$3,351,509	—	$—	38,806.88	$28,009,494	—	$—	479.12	$370,186	263.13	$197,003	140.55	$105,224

Net asset value per General Partner and Limited Partner unit at December 31, 2018		$946.24				$767.31				$776.34				$756.33

Net asset value per General Partner and Limited Partner unit at December 31, 2019		$992.10				$799.78				$832.28				$808.27

Net asset value per General Partner and Limited Partner unit at December 31, 2020		$900.81				$721.77				$772.63				$748.69

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2020, 2019 and 2018 (continued)

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2017	469.97	$392,629	30,151.86	$25,189,596	231.81	$189,644	1,069.68	$875,122	—	$—	7,650.73	$5,374,659	$113,483,622
Contributions	—	—	3,168.92	2,738,099	—	—	—	—	—	—	—	—	2,738,265
Redemptions	—	—	(9,010.64)	(7,203,596)	—	—	(333.61)	(257,648)	—	—	(6,679.23)	(4,677,632)	(28,712,401)
Net income (loss)	—	(27,272)	—	(1,825,529)	—	(13,644)	—	(58,598)	—	—	—	(74,714)	(9,574,787)
Partners’ capital,
December 31, 2018	469.97	$365,357	24,310.14	$18,898,570	231.81	$176,000	736.07	$558,876	—	$—	971.50	$622,313	$77,934,699
Contributions	—	—	17.20	13,565	—	—	—	—	—	—	—	—	13,565
Redemptions	(77.23)	(60,000)	(6,086.13)	(4,948,666)	—	—	(121.10)	(97,642)	—	—	(494.27)	(329,201)	(18,473,214)
Net income (loss)	—	23,314	—	1,301,991	—	13,151	—	40,586	—	—	—	30,109	3,710,857
Partners’ capital,
December 31, 2019	392.74	$328,671	18,241.21	$15,265,460	231.81	$189,151	614.97	$501,820	—	$—	477.23	$323,221	$63,185,907
Redemptions	—	—	(3,159.16)	(2,358,415)	—	—	(71.84)	(51,622)	—	—	(59.94)	(34,260)	(11,795,613)
Transfers in (out)	—	—	323.66	236,369	—	—	—	—	—	—	(404.67)	(236,369)	—
Net income (loss)	—	(22,137)	—	(1,119,265)	—	(13,027)	—	(37,530)	—	—	—	(44,762)	(6,152,713)
Partners’ capital,
December 31, 2020	392.74	$306,534	15,405.71	$12,024,149	231.81	$176,124	543.13	$412,668	—	$—	12.62	$7,830	$45,237,581

Net asset value per General Partner and Limited Partner unit at December 31, 2018		$777.40				$759.26				$640.57

Net asset value per General Partner and Limited Partner unit at December 31, 2019		$836.87				$815.99				$677.29

Net asset value per General Partner and Limited Partner unit at December 31, 2020		$780.50				$759.80				$620.27

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

Effective April 1, 2019, limited partnership units of the Partnership are no longer offered for sale. For existing investors in the Partnership, business continues to be conducted as usual. There was no change in the trading, operations, or monthly statements, etc. as a result of the termination of the offering, and redemption requests continue to be offered on a monthly basis.

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 11, LLC (“GP 11”)

GP 3, LLC (“GP 3”)   GP 8, LLC (“GP 8”)   GP 18, LLC (“GP 18”)

GP 4, LLC (“GP 4”)   GP 9, LLC (“GP 9”)

There were no assets allocated to GP 1, GP 9 and GP 11 as of December 31, 2020, and there were no assets allocated to GP 11 as of December 31, 2019.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed. As of December 31, 2020, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2017.

Organization and offering costs: The General Partner has incurred all expenses in connection with the organization and the continuous public offering of partnership interests and is reimbursed by the Partnership. In addition, the General Partner continues to compensate wholesalers for services rendered to certain Limited Partners. This reimbursement is made monthly and the reimbursement amounts are listed by class in Note 5. In no event, however, will the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any prior year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the organization and the continuous public offering expenses are charged to expense from operations at the time of reimbursement or accrual. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. As of December 31, 2020, unreimbursed organization and offering costs incurred by the General Partner were approximately $140,000, and may be reimbursed by the Partnership in the future.

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

Swap contracts: Certain Trading Companies of the Partnership may strategically allocate a portion or all of their assets to total return swaps selected at the direction of the General Partner. A swap is a bilaterally negotiated agreement between two parties to exchange cash flows based upon an asset, rate or some other reference index. In a typical swap, two parties agree to exchange the returns (or differentials in rates of return) earned or realized on one or more particular predetermined investments or instruments. The gross returns to be exchanged or “swapped” between the parties are calculated with respect to a “notional amount” (i.e., the amount or value of the underlying asset used in computing the particular interest rate, return, or other amount to be exchanged) in a particular investment, or in a “basket” of commodities or other investments representing a particular index. A Trading Company’s investment in swap agreements will likely vary over time due to cash flows, asset allocations and market movements. The swap agreements serve to diversify the investment holdings of the Partnership and to provide access to programs and commodity trading advisors that would not otherwise be available to the Partnership, and are not used for hedging purposes.

Changes in the value of the swap agreements are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. The final exchange amount based on the swap value at the termination of the swap agreement will be recorded as a realized gain or loss in the consolidated statement of operations. Through its Trading Companies the Partnership has entered into total return swaps with Deutsche Bank AG. The Partnership maintains cash as collateral to secure its obligations under the swaps. As of December 31, 2020 and 2019, the notional value of the swaps were $9,589,399 and $29,622,256, respectively, and the cash margin balance was $4,650,000 and $5,082,500, respectively, which is included in equity in brokers’ trading accounts on the consolidated statements of financial condition. The swap effective July 1, 2015 has a termination date of June 30, 2025. The swap effective April 5, 2016 had a termination date of April 30, 2024 and was terminated effective July 1, 2020.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the years ended December 31, 2020, 2019, and 2018, substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

Recent accounting pronouncements: In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance requires an entity to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts as opposed to delaying recognition until the loss was probable of occurring. The guidance is effective for annual and interim periods beginning after December 15, 2019. The Partnership adopted ASU 2016-13 on January 1, 2020 and the adoption did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. The guidance is effective for fiscal years beginning after December 15, 2019. The Partnership adopted ASU 2018-13 on January 1, 2020 and the adoption did not have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Partnership is currently evaluating the impact of the guidance on the Partnership's

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

consolidated financial statements and disclosures. The Partnership did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the twelve months ended December 31, 2020.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$1,563,838	$—	$—	$1,563,838
Forward currency contracts	—	(63,929)	—	(63,929)
Swap contracts	—	(1,420,571)	—	(1,420,571)
Cash and cash equivalents
U.S. money market fund	4,876,725	—	—	4,876,725
Securities owned
U.S. Government-sponsored enterprises	—	15,023,691	—	15,023,691
U.S. Government securities	—	9,996,048	—	9,996,048
U.S. Exchange-traded funds	7,180,070	—	—	7,180,070
Total	$13,620,633	$23,535,239	$—	$37,155,872

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the years ended December 31, 2020 and 2019.

Note 3. Deposits with Brokers and Interbank Market Makers

The Partnership, through the Trading Companies, deposits assets with ADM Investor Services, Inc., Rosenthal Collins Group Division of Marex Spectron and SG Americas Securities, LLC subject to CFTC regulations and various exchange and broker requirements. Margin requirements may be satisfied by the deposit of U.S. Treasury bills, Government-sponsored enterprise securities and/or cash with such clearing brokers. The Partnership may earn interest income on its assets deposited with the clearing brokers.

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

Note 4. Commodity Trading Advisors and Reference Traders

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors or through swap transactions based on reference programs of such advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. As of December 31, 2020, the commodity trading advisors are EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP (“Episteme”), Quantica Capital AG (“Quantica”) and Sterling Partners Quantitative Investments LLC (“Sterling”), (collectively, the “Advisors”). The Partnership will obtain the equivalent of net profits or net losses generated by H2O AM, LLP (“H2O”) as a reference trader (“Reference Trader”) through an off-exchange swap transaction and will not allocate assets to H2O directly. The Advisors and Reference Trader are paid a quarterly consulting fee, directly or through swap transactions, ranging from 0.2 percent to 1 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee, directly or through swap transactions, ranging from 0 percent to 20 percent of the new trading profits on the allocated net assets of the Advisor or Reference Trader.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $2,316,366, $3,249,779, and $4,297,318 for the years ended December 31, 2020, 2019 and 2018, respectively, are shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $142,831, $205,948, and $272,786 for the years ended December 31, 2020, 2019, and 2018, respectively, are shown on the consolidated statements of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed, at the General Partner’s discretion, pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $124,916, $179,163, and $237,141 for the years ended December 31, 2020, 2019, and 2018, respectively, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the general partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership. The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period. For the years ended December 31, 2020, 2019 and 2018, EMC was paid approximately $81,500, $74,200 and $130,400, respectively, in consulting fees and $13,000, $0 and $0, respectively in incentive fees.

During July 2017, the Partnership invested $7.3 million of its cash balances previously held in GP Cash Management in Class I shares of the Grant Park Absolute Return Fund (“GPARF”), reinvested dividends received from GPARF in the amount of approximately $492,000, and redeemed the investment in the amount of $6,656,237 by the liquidation date of GPARF. GPARF liquidated on December 21, 2018. GPARF was one among several series of

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Northern Lights Fund Trust (“Trust”), a Delaware statutory trust organized on January 19, 2005. The Trust is registered under the Investment Company Act of 1940 as an open-ended mutual fund. The General Partner of the Partnership is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, and acted as investment adviser to GPARF. Revolution Capital Management, LLC, which was one of the Partnership’s trading advisors, acted as sub-adviser to GPARF. GPARF’s investment objective was to allocate its assets between two independent, underlying strategies: an investment growth strategy and a fixed income strategy. The general partner credited the dollar amount of any fees it earned as investment adviser of GPARF with respect to the Partnership’s assets invested in GPARF towards the portion of the Partnership’s brokerage charge retained by the general partner. For the year ended December 31, 2018 the credit amounted to $51,321 and is included in net gains (losses) from securities in the consolidated statements of operations.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Note 7. Assets and Condensed Schedule of Investments by Class of Units

The following schedules of assets by class of units and condensed schedule of investments by class of units reflect activity and percent of partners’ capital for each class of the Partnership as of December 31, 2020 and 2019.

Class A Units

Assets by Class of Units	December 31, 2020
Equity in brokers' trading accounts:
Cash	$774,759
Net unrealized gain (loss) on open futures contracts	125,431
Net unrealized gain (loss) on open forward currency contracts	(5,128)
Net unrealized gain (loss) on open swap contracts	(113,940)
Total equity in brokers' trading accounts	781,122

Cash and cash equivalents	392,004
Securities owned, at fair value (cost $2,600,306)	2,582,649
Interest and dividend receivable, net	211
Total assets	$3,755,986

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Class A Units at December 31, 2020

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$39,923	1.10%	$(155)	—%	$39,768	1.10%
Currencies	12,897	0.36%	1,131	0.03%	14,028	0.39%
Energy	19,808	0.55%	(9,289)	(0.26)%	10,519	0.29%
Interest rates	2,804	0.07%	(506)	(0.01)%	2,298	0.06%
Meats	1,045	0.03%	—	—%	1,045	0.03%
Metals	13,031	0.36%	(2,635)	(0.08)%	10,396	0.28%
Soft commodities	18,920	0.52%	(352)	(0.01)%	18,568	0.51%
Stock indices	11,737	0.32%	(2,704)	(0.07)%	9,033	0.25%
Total U.S. Futures Positions	120,165		(14,510)		105,655

Foreign Futures Positions:
Interest rates	4,792	0.13%	(9,852)	(0.27)%	(5,060)	(0.14)%
Metals	11,754	0.32%	3,800	0.11%	15,554	0.43%
Soft commodities	184	0.01%	—	—%	184	0.01%
Stock indices	9,263	0.26%	(165)	(0.01)%	9,098	0.25%
Total Foreign Futures Positions	25,993		(6,217)		19,776
Total Futures Contracts	$146,158	4.03%	$(20,727)	(0.57)%	$125,431	3.46%

Forward Currency Contracts *
Currencies	$2,846	0.08%	$(7,974)	(0.22)%	$(5,128)	(0.14)%

Swap Contracts
Deutsche Bank total return swap, Termination date June 30, 2025	$(113,940)	(3.14)%	$—	—%	$(113,940)	(3.14)%

Total Futures, Forward Currency and
Swap Contracts	$35,064	0.97%	$(28,701)	(0.79)%	$6,363	0.18%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class A Units at December 31, 2020

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$200,517	2/10/2023	Federal Agricultural Mortgage Corp., 1.7%	$201,837	5.56%
160,414	9/22/2022	Federal Farm Credit Banks, 0.2%	160,442	4.42%
360,931	6/30/2023-9/28/2023	Federal Home Loan Mortgage Corp., 0.3%-0.5%	361,058	9.95%
481,242	8/24/2023-12/15/2023	Federal National Mortgage Assoc., 0.3%-0.4%	481,668	13.28%
	Total U.S. Government-sponsored enterprises (cost $1,203,047)		$1,205,005	33.21%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$802,070	3/25/2021-8/12/2021	U.S. Treasury bills, 0.1% (cost $801,649)	$801,753	22.10%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
3,048	Amplify High Income ETF	$48,552	1.34%
6,818	Highland/iBoxx Senior Loan ETF	109,218	3.01%
4,010	Invesco Preferred ETF	61,198	1.69%
802	iShares Floating Rate Bond ETF	40,681	1.12%
802	iShares Short Maturity Bond ETF	40,240	1.11%
962	PIMCO Enhanced Short Maturity Active ETF	98,212	2.71%
4,411	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	118,887	3.28%
1,203	VanEck Vectors Fallen Angel High Yield Bond ETF	38,620	1.06%
802	Other Exchange-traded funds**	20,283	0.56%
	Total Exchange-traded funds (cost $595,610)	$575,891	15.88%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class A Units at December 31, 2020	$2,582,649	71.19%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class B Units

Assets by Class of Units	December 31, 2020
Equity in brokers' trading accounts:
Cash	$5,980,819
Net unrealized gain (loss) on open futures contracts	968,272
Net unrealized gain (loss) on open forward currency contracts	(39,582)
Net unrealized gain (loss) on open swap contracts	(879,566)
Total equity in brokers' trading accounts	6,029,943

Cash and cash equivalents	3,026,107
Securities owned, at fair value (cost $20,073,276)	19,936,972
Interest and dividend receivable, net	1,627
Total assets	$28,994,649

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Class B Units at December 31, 2020

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$308,188	1.10%	$(1,200)	—%	$306,988	1.10%
Currencies	99,565	0.36%	8,731	0.03%	108,296	0.39%
Energy	152,914	0.55%	(71,709)	(0.26)%	81,205	0.29%
Interest rates	21,643	0.07%	(3,907)	(0.01)%	17,736	0.06%
Meats	8,064	0.03%	—	—%	8,064	0.03%
Metals	100,597	0.36%	(20,342)	(0.08)%	80,255	0.28%
Soft commodities	146,051	0.52%	(2,716)	(0.01)%	143,335	0.51%
Stock indices	90,603	0.32%	(20,875)	(0.07)%	69,728	0.25%
Total U.S. Futures Positions	927,625		(112,018)		815,607

Foreign Futures Positions:
Interest rates	36,994	0.13%	(76,050)	(0.27)%	(39,056)	(0.14)%
Metals	90,740	0.32%	29,332	0.11%	120,072	0.43%
Soft commodities	1,418	0.01%	—	—%	1,418	0.01%
Stock indices	71,508	0.26%	(1,277)	(0.01)%	70,231	0.25%
Total Foreign Futures Positions	200,660		(47,995)		152,665
Total Futures Contracts	$1,128,285	4.03%	$(160,013)	(0.57)%	$968,272	3.46%

Forward Currency Contracts *
Currencies	$21,973	0.08%	$(61,555)	(0.22)%	$(39,582)	(0.14)%

Swap Contracts
Deutsche Bank total return swap, Termination date June 30, 2025	$(879,566)	(3.14)%	$—	—%	$(879,566)	(3.14)%

Total Futures, Forward Currency and
Swap Contracts	$270,692	0.97%	$(221,568)	(0.79)%	$49,124	0.18%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class B Units at December 31, 2020

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,547,911	2/10/2023	Federal Agricultural Mortgage Corp., 1.7%	$1,558,096	5.56%
1,238,329	9/22/2022	Federal Farm Credit Banks, 0.2%	1,238,545	4.42%
2,786,240	6/30/2023-9/28/2023	Federal Home Loan Mortgage Corp., 0.3%-0.5%	2,787,218	9.95%
3,714,985	8/24/2023-12/15/2023	Federal National Mortgage Assoc., 0.3%-0.4%	3,718,274	13.28%
	Total U.S. Government-sponsored enterprises (cost $9,287,022)		$9,302,133	33.21%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$6,191,641	3/25/2021-8/12/2021	U.S. Treasury bills, 0.1% (cost $6,188,393)	$6,189,196	22.10%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
23,527	Amplify High Income ETF	$374,805	1.34%
52,628	Highland/iBoxx Senior Loan ETF	843,116	3.01%
30,958	Invesco Preferred ETF	472,422	1.69%
6,191	iShares Floating Rate Bond ETF	314,040	1.12%
6,191	iShares Short Maturity Bond ETF	310,635	1.11%
7,431	PIMCO Enhanced Short Maturity Active ETF	758,154	2.71%
34,054	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	917,756	3.28%
9,287	VanEck Vectors Fallen Angel High Yield Bond ETF	298,128	1.06%
6,191	Other Exchange-traded funds**	156,587	0.56%
	Total Exchange-traded funds (cost $4,597,861)	$4,445,643	15.88%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class B Units at December 31, 2020	$19,936,972	71.19%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 1 Class Units

Assets by Class of Units	December 31, 2020
Equity in brokers' trading accounts:
Cash	$79,045
Net unrealized gain (loss) on open futures contracts	12,797
Net unrealized gain (loss) on open forward currency contracts	(523)
Net unrealized gain (loss) on open swap contracts	(11,625)
Total equity in brokers' trading accounts	79,694

Cash and cash equivalents	39,994
Securities owned, at fair value (cost $265,297)	263,496
Interest and dividend receivable, net	22
Total assets	$383,206

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Legacy 1 Class Units at December 31, 2020

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$4,073	1.10%	$(16)	—%	$4,057	1.10%
Currencies	1,316	0.36%	115	0.03%	1,431	0.39%
Energy	2,022	0.55%	(948)	(0.26)%	1,074	0.29%
Interest rates	286	0.07%	(52)	(0.01)%	234	0.06%
Meats	107	0.03%	—	—%	107	0.03%
Metals	1,330	0.36%	(269)	(0.08)%	1,061	0.28%
Soft commodities	1,930	0.52%	(36)	(0.01)%	1,894	0.51%
Stock indices	1,197	0.32%	(276)	(0.07)%	921	0.25%
Total U.S. Futures Positions	12,261		(1,482)		10,779

Foreign Futures Positions:
Interest rates	489	0.13%	(1,005)	(0.27)%	(516)	(0.14)%
Metals	1,199	0.32%	388	0.11%	1,587	0.43%
Soft commodities	19	0.01%	—	—%	19	0.01%
Stock indices	945	0.26%	(17)	(0.01)%	928	0.25%
Total Foreign Futures Positions	2,652		(634)		2,018
Total Futures Contracts	$14,913	4.03%	$(2,116)	(0.57)%	$12,797	3.46%

Forward Currency Contracts *
Currencies	$291	0.08%	$(814)	(0.22)%	$(523)	(0.14)%

Swap Contracts *
Deutsche Bank total return swap, Termination date June 30, 2025	$(11,625)	(3.14)%	$—	—%	$(11,625)	(3.14)%

Total Futures, Forward Currency and
Swap Contracts	$3,579	0.97%	$(2,930)	(0.79)%	$649	0.18%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 1 Class Units at December 31, 2020

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$20,458	2/10/2023	Federal Agricultural Mortgage Corp., 1.7%	$20,592	5.56%
16,366	9/22/2022	Federal Farm Credit Banks, 0.2%	16,369	4.42%
36,824	6/30/2023-9/28/2023	Federal Home Loan Mortgage Corp., 0.3%-0.5%	36,838	9.95%
49,099	8/24/2023-12/15/2023	Federal National Mortgage Assoc., 0.3%-0.4%	49,143	13.28%
	Total U.S. Government-sponsored enterprises (cost $122,741)		$122,942	33.21%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$81,832	3/25/2021-8/12/2021	U.S. Treasury bills, 0.1% (cost $81,789)	$81,799	22.10%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
311	Amplify High Income ETF	$4,954	1.34%
696	Highland/iBoxx Senior Loan ETF	11,143	3.01%
409	Invesco Preferred ETF	6,244	1.69%
82	iShares Floating Rate Bond ETF	4,150	1.12%
82	iShares Short Maturity Bond ETF	4,105	1.11%
98	PIMCO Enhanced Short Maturity Active ETF	10,020	2.71%
450	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	12,129	3.28%
123	VanEck Vectors Fallen Angel High Yield Bond ETF	3,940	1.06%
82	Other Exchange-traded funds**	2,070	0.56%
	Total Exchange-traded funds (cost $60,767)	$58,755	15.88%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 1 Class Units at December 31, 2020	$263,496	71.19%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 2 Class Units

Assets by Class of Units	December 31, 2020
Equity in brokers' trading accounts:
Cash	$64,534
Net unrealized gain (loss) on open futures contracts	10,448
Net unrealized gain (loss) on open forward currency contracts	(427)
Net unrealized gain (loss) on open swap contracts	(9,491)
Total equity in brokers' trading accounts	65,064

Cash and cash equivalents	32,652
Securities owned, at fair value (cost $216,594)	215,123
Interest and dividend receivable, net	18
Total assets	$312,857

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Legacy 2 Class Units at December 31, 2020

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$3,326	1.10%	$(13)	—%	$3,313	1.10%
Currencies	1,074	0.36%	94	0.03%	1,168	0.39%
Energy	1,650	0.55%	(774)	(0.26)%	876	0.29%
Interest rates	234	0.08%	(42)	(0.01)%	192	0.06%
Meats	87	0.03%	—	—%	87	0.03%
Metals	1,085	0.36%	(220)	(0.08)%	865	0.28%
Soft commodities	1,576	0.52%	(29)	(0.01)%	1,547	0.51%
Stock indices	978	0.32%	(225)	(0.07)%	753	0.25%
Total U.S. Futures Positions	10,010		(1,209)		8,801

Foreign Futures Positions:
Interest rates	399	0.13%	(821)	(0.27)%	(422)	(0.14)%
Metals	979	0.32%	317	0.11%	1,296	0.43%
Soft commodities	15	—%	—	—%	15	—%
Stock indices	772	0.26%	(14)	(0.01)%	758	0.25%
Total Foreign Futures Positions	2,165		(518)		1,647
Total Futures Contracts	$12,175	4.03%	$(1,727)	(0.57)%	$10,448	3.46%

Forward Currency Contracts *
Currencies	$237	0.08%	$(664)	(0.22)%	$(427)	(0.14)%

Swap Contracts *
Deutsche Bank total return swap, Termination date June 30, 2025	$(9,491)	(3.14)%	$—	—%	$(9,491)	(3.14)%

Total Futures, Forward Currency and
Swap Contracts	$2,921	0.97%	$(2,391)	(0.79)%	$530	0.18%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 2 Class Units at December 31, 2020

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$16,702	2/10/2023	Federal Agricultural Mortgage Corp., 1.7%	$16,812	5.56%
13,362	9/22/2022	Federal Farm Credit Banks, 0.2%	13,364	4.42%
30,064	6/30/2023-9/28/2023	Federal Home Loan Mortgage Corp., 0.3%-0.5%	30,074	9.95%
40,085	8/24/2023-12/15/2023	Federal National Mortgage Assoc., 0.3%-0.4%	40,120	13.27%
	Total U.S. Government-sponsored enterprises (cost $100,208)		$100,370	33.20%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$66,809	3/25/2021-8/12/2021	U.S. Treasury bills, 0.1% (cost $66,774)	$66,782	22.10%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
254	Amplify High Income ETF	$4,044	1.34%
568	Highland/iBoxx Senior Loan ETF	9,097	3.01%
334	Invesco Preferred ETF	5,098	1.69%
67	iShares Floating Rate Bond ETF	3,389	1.12%
67	iShares Short Maturity Bond ETF	3,352	1.11%
80	PIMCO Enhanced Short Maturity Active ETF	8,181	2.71%
367	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	9,903	3.28%
100	VanEck Vectors Fallen Angel High Yield Bond ETF	3,217	1.06%
67	Other Exchange-traded funds**	1,690	0.56%
	Total Exchange-traded funds (cost $49,612)	$47,971	15.88%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 2 Class Units at December 31, 2020	$215,123	71.18%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 1 Class Units

Assets by Class of Units	December 31, 2020
Equity in brokers' trading accounts:
Cash	$2,632,950
Net unrealized gain (loss) on open futures contracts	426,265
Net unrealized gain (loss) on open forward currency contracts	(17,426)
Net unrealized gain (loss) on open swap contracts	(387,213)
Total equity in brokers' trading accounts	2,654,576

Cash and cash equivalents	1,332,190
Securities owned, at fair value (cost $8,836,904)	8,776,898
Interest and dividend receivable, net	716
Total assets	$12,764,380

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 1 Class Units at December 31, 2020

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$135,674	1.10%	$(528)	—%	$135,146	1.10%
Currencies	43,832	0.36%	3,843	0.03%	47,675	0.39%
Energy	67,318	0.55%	(31,569)	(0.26)%	35,749	0.29%
Interest rates	9,528	0.07%	(1,720)	(0.01)%	7,808	0.06%
Meats	3,550	0.03%	—	—%	3,550	0.03%
Metals	44,286	0.36%	(8,955)	(0.08)%	35,331	0.28%
Soft commodities	64,297	0.52%	(1,196)	(0.01)%	63,101	0.51%
Stock indices	39,886	0.32%	(9,190)	(0.07)%	30,696	0.25%
Total U.S. Futures Positions	408,371		(49,315)		359,056

Foreign Futures Positions:
Interest rates	16,286	0.13%	(33,480)	(0.27)%	(17,194)	(0.14)%
Metals	39,947	0.32%	12,914	0.11%	52,861	0.43%
Soft commodities	624	0.01%	—	—%	624	0.01%
Stock indices	31,480	0.26%	(562)	(0.01)%	30,918	0.25%
Total Foreign Futures Positions	88,337		(21,128)		67,209
Total Futures Contracts	$496,708	4.03%	$(70,443)	(0.57)%	$426,265	3.46%

Forward Currency Contracts *
Currencies	$9,673	0.08%	$(27,099)	(0.22)%	$(17,426)	(0.14)%

Swap Contracts *
Deutsche Bank total return swap, Termination date June 30, 2025	$(387,213)	(3.14)%	$—	—%	$(387,213)	(3.14)%

Total Futures, Forward Currency and
Swap Contracts	$119,168	0.97%	$(97,542)	(0.79)%	$21,626	0.18%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 1 Class Units at December 31, 2020

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$681,440	2/10/2023	Federal Agricultural Mortgage Corp., 1.7%	$685,924	5.56%
545,152	9/22/2022	Federal Farm Credit Banks, 0.2%	545,248	4.42%
1,226,592	6/30/2023-9/28/2023	Federal Home Loan Mortgage Corp., 0.3%-0.5%	1,227,023	9.95%
1,635,457	8/24/2023-12/15/2023	Federal National Mortgage Assoc., 0.3%-0.4%	1,636,904	13.28%
	Total U.S. Government-sponsored enterprises (cost $4,088,446)		$4,095,099	33.21%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,725,761	3/25/2021-8/12/2021	U.S. Treasury bills, 0.1% (cost $2,724,330)	$2,724,684	22.10%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
10,358	Amplify High Income ETF	$165,001	1.34%
23,169	Highland/iBoxx Senior Loan ETF	371,167	3.01%
13,629	Invesco Preferred ETF	207,976	1.69%
2,726	iShares Floating Rate Bond ETF	138,251	1.12%
2,726	iShares Short Maturity Bond ETF	136,751	1.11%
3,271	PIMCO Enhanced Short Maturity Active ETF	333,764	2.71%
14,992	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	404,026	3.28%
4,089	VanEck Vectors Fallen Angel High Yield Bond ETF	131,245	1.06%
2,726	Other Exchange-traded funds**	68,934	0.56%
	Total Exchange-traded funds (cost $2,024,128)	$1,957,115	15.88%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 1 Class Units at December 31, 2020	$8,776,898	71.19%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 2 Class Units

Assets by Class of Units	December 31, 2020
Equity in brokers' trading accounts:
Cash	$125,724
Net unrealized gain (loss) on open futures contracts	20,354
Net unrealized gain (loss) on open forward currency contracts	(832)
Net unrealized gain (loss) on open swap contracts	(18,490)
Total equity in brokers' trading accounts	126,756

Cash and cash equivalents	63,612
Securities owned, at fair value (cost $421,964)	419,098
Interest and dividend receivable, net	34
Total assets	$609,500

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 2 Class Units at December 31, 2020

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$6,478	1.10%	$(25)	—%	$6,453	1.10%
Currencies	2,093	0.36%	184	0.03%	2,277	0.39%
Energy	3,213	0.55%	(1,507)	(0.26)%	1,706	0.29%
Interest rates	455	0.07%	(82)	(0.01)%	373	0.06%
Meats	170	0.03%	—	—%	170	0.03%
Metals	2,115	0.36%	(428)	(0.08)%	1,687	0.28%
Soft commodities	3,070	0.52%	(57)	(0.01)%	3,013	0.51%
Stock indices	1,905	0.32%	(439)	(0.07)%	1,466	0.25%
Total U.S. Futures Positions	19,499		(2,354)		17,145

Foreign Futures Positions:
Interest rates	778	0.13%	(1,599)	(0.27)%	(821)	(0.14)%
Metals	1,907	0.32%	617	0.11%	2,524	0.43%
Soft commodities	30	0.01%	—	—%	30	0.01%
Stock indices	1,503	0.26%	(27)	(0.01)%	1,476	0.25%
Total Foreign Futures Positions	4,218		(1,009)		3,209
Total Futures Contracts	$23,717	4.03%	$(3,363)	(0.57)%	$20,354	3.46%

Forward Currency Contracts *
Currencies	$462	0.08%	$(1,294)	(0.22)%	$(832)	(0.14)%

Swap Contracts *
Deutsche Bank total return swap, Termination date June 30, 2025	$(18,490)	(3.14)%	$—	—%	$(18,490)	(3.14)%

Total Futures, Forward Currency and
Swap Contracts	$5,689	0.97%	$(4,657)	(0.79)%	$1,032	0.18%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 2 Class Units at December 31, 2020

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$32,539	2/10/2023	Federal Agricultural Mortgage Corp., 1.7%	$32,753	5.56%
26,031	9/22/2022	Federal Farm Credit Banks, 0.2%	26,036	4.42%
58,570	6/30/2023-9/28/2023	Federal Home Loan Mortgage Corp., 0.3%-0.5%	58,591	9.95%
78,093	8/24/2023-12/15/2023	Federal National Mortgage Assoc., 0.3%-0.4%	78,162	13.27%
	Total U.S. Government-sponsored enterprises (cost $195,225)		$195,542	33.20%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$130,156	3/25/2021-8/12/2021	U.S. Treasury bills, 0.1% (cost $130,087)	$130,104	22.10%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
495	Amplify High Income ETF	$7,879	1.34%
1,106	Highland/iBoxx Senior Loan ETF	17,723	3.01%
651	Invesco Preferred ETF	9,931	1.69%
130	iShares Floating Rate Bond ETF	6,601	1.12%
130	iShares Short Maturity Bond ETF	6,530	1.11%
156	PIMCO Enhanced Short Maturity Active ETF	15,937	2.71%
716	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	19,292	3.28%
195	VanEck Vectors Fallen Angel High Yield Bond ETF	6,267	1.06%
130	Other Exchange-traded funds**	3,292	0.56%
	Total Exchange-traded funds (cost $96,652)	$93,452	15.88%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 2 Class Units at December 31, 2020	$419,098	71.18%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 3 Class Units

Assets by Class of Units	December 31, 2020
Equity in brokers' trading accounts:
Cash	$1,672
Net unrealized gain (loss) on open futures contracts	271
Net unrealized gain (loss) on open forward currency contracts	(11)
Net unrealized gain (loss) on open swap contracts	(246)
Total equity in brokers' trading accounts	1,686

Cash and cash equivalents	846
Securities owned, at fair value (cost $5,611)	5,573
Interest and dividend receivable, net	—
Total assets	$8,105

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 3 Class Units at December 31, 2020

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$87	1.11%	$—	—%	$87	1.11%
Currencies	28	0.36%	2	0.03%	30	0.39%
Energy	43	0.55%	(20)	(0.26)%	23	0.29%
Interest rates	6	0.07%	(1)	(0.01)%	5	0.06%
Meats	2	0.03%	—	—%	2	0.03%
Metals	28	0.36%	(6)	(0.08)%	22	0.28%
Soft commodities	41	0.52%	(1)	(0.01)%	40	0.51%
Stock indices	25	0.32%	(6)	(0.07)%	19	0.25%
Total U.S. Futures Positions	260		(32)		228

Foreign Futures Positions:
Interest rates	10	0.13%	(21)	(0.27)%	(11)	(0.14)%
Metals	26	0.33%	8	0.10%	34	0.43%
Soft commodities	—	—%	—	—%	—	—%
Stock indices	20	0.25%	—	—%	20	0.25%
Total Foreign Futures Positions	56		(13)		43
Total Futures Contracts	$316	4.03%	$(45)	(0.57)%	$271	3.46%

Forward Currency Contracts *
Currencies	$6	0.08%	$(17)	(0.22)%	$(11)	(0.14)%

Swap Contracts *
Deutsche Bank total return swap, Termination date June 30, 2025	$(246)	(3.14)%	$—	—%	$(246)	(3.14)%

Total Futures, Forward Currency and
Swap Contracts	$76	0.97%	$(62)	(0.79)%	$14	0.18%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 3 Class Units at December 31, 2020

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$433	2/10/2023	Federal Agricultural Mortgage Corp., 1.7%	$436	5.57%
346	9/22/2022	Federal Farm Credit Banks, 0.2%	346	4.42%
779	6/30/2023-9/28/2023	Federal Home Loan Mortgage Corp., 0.3%-0.5%	779	9.95%
1,039	8/24/2023-12/15/2023	Federal National Mortgage Assoc., 0.3%-0.4%	1,039	13.27%
	Total U.S. Government-sponsored enterprises (cost $2,596)		$2,600	33.21%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,731	3/25/2021-8/12/2021	U.S. Treasury bills, 0.1% (cost $1,730)	$1,730	22.09%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
7	Amplify High Income ETF	$105	1.34%
15	Highland/iBoxx Senior Loan ETF	236	3.01%
9	Invesco Preferred ETF	131	1.67%
2	iShares Floating Rate Bond ETF	88	1.12%
2	iShares Short Maturity Bond ETF	87	1.11%
2	PIMCO Enhanced Short Maturity Active ETF	212	2.71%
10	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	257	3.28%
3	VanEck Vectors Fallen Angel High Yield Bond ETF	83	1.06%
2	Other Exchange-traded funds**	44	0.56%
	Total Exchange-traded funds (cost $1,285)	$1,243	15.86%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 3 Class Units at December 31, 2020	$5,573	71.16%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class A Units

Assets by Class of Units	December 31, 2019
Equity in brokers' trading accounts:
Cash	$690,592
Net unrealized gain (loss) on open futures contracts	25,537
Net unrealized gain (loss) on open forward currency contracts	(4,390)
Net unrealized gain (loss) on open swap contracts	193,042
Total equity in brokers' trading accounts	904,781

Cash and cash equivalents	36,682
Securities owned, at fair value (cost $3,178,570)	3,182,839
Interest and dividend receivable, net	353
Total assets	$4,124,655

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Class A Units at December 31, 2019

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$11,264	0.28%	$(1,382)	(0.03)%	$9,882	0.25%
Currencies	4,435	0.11%	(4,034)	(0.10)%	401	0.01%
Energy	20,409	0.50%	(15,024)	(0.37)%	5,385	0.13%
Interest rates	(3,945)	(0.10)%	95	—%	(3,850)	(0.10)%
Meats	(15)	—%	(195)	—%	(210)	(0.01)%
Metals	12,495	0.31%	62	—%	12,557	0.31%
Soft commodities	2,880	0.07%	448	0.01%	3,328	0.08%
Stock indices and single stock futures	14,627	0.36%	(1,886)	(0.04)%	12,741	0.32%
Total U.S. Futures Positions	62,150		(21,916)		40,234

Foreign Futures Positions:
Interest rates	(16,000)	(0.39)%	2,190	0.05%	(13,810)	(0.34)%
Metals	(4,568)	(0.11)%	(71)	—%	(4,639)	(0.11)%
Stock indices	3,672	0.09%	80	—%	3,752	0.09%
Total Foreign Futures Positions	(16,896)		2,199		(14,697)
Total Futures Contracts	$45,254	1.12%	$(19,717)	(0.49)%	$25,537	0.63%

Forward Currency Contracts *
Currencies	$(293)	(0.01)%	$(4,097)	(0.10)%	$(4,390)	(0.11)%

Swap Contracts
Deutsche Bank total return swap, Termination date April 30, 2024	$(38,945)	(0.97)%	$—	—%	$(38,945)	(0.97)%
Deutsche Bank total return swap, Termination date July 1, 2020	231,987	5.78%	—	—%	231,987	5.78%
Total Swap Contracts	$193,042	4.81%	$—	—%	$193,042	4.81%

Total Futures, Forward Currency and
Swap Contracts	$238,003	5.92%	$(23,814)	(0.59)%	$214,189	5.33%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class A Units at December 31, 2019

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,112,196	1/15/2021-12/27/2022	Federal Farm Credit Banks, 1.6%-2.2%	$1,118,224	27.85%
889,757	9/13/2021-12/23/2022	Federal Home Loan Banks, 1.8%-2.3%	892,908	22.23%
	Total U.S. Government-sponsored enterprises (cost $2,002,033)		$2,011,132	50.08%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$857,980	1/16/2020-6/25/2020	U.S. Treasury bills, 1.5%-2.0% (cost $852,163)	$853,657	21.26%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
5,402	Highland/iBoxx Senior Loan ETF	$94,753	2.36%
1,271	PIMCO Enhanced Short Maturity Active ETF	129,129	3.22%
3,495	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	94,168	2.34%
	Exchange-traded funds (cost $324,374)	$318,050	7.92%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class A Units at December 31, 2019	$3,182,839	79.26%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class B Units

Assets by Class of Units	December 31, 2019
Equity in brokers' trading accounts:
Cash	$7,192,106
Net unrealized gain (loss) on open futures contracts	265,947
Net unrealized gain (loss) on open forward currency contracts	(45,718)
Net unrealized gain (loss) on open swap contracts	2,010,413
Total equity in brokers' trading accounts	9,422,748

Cash and cash equivalents	382,023
Securities owned, at fair value (cost $33,102,907)	33,147,366
Interest and dividend receivable, net	3,676
Total assets	$42,955,813

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Class B Units at December 31, 2019

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$117,303	0.28%	$(14,393)	(0.03)%	$102,910	0.25%
Currencies	46,187	0.11%	(42,009)	(0.10)%	4,178	0.01%
Energy	212,553	0.50%	(156,465)	(0.37)%	56,088	0.13%
Interest rates	(41,088)	(0.10)%	993	—%	(40,095)	(0.10)%
Meats	(159)	—%	(2,035)	—%	(2,194)	(0.01)%
Metals	130,125	0.31%	642	—%	130,767	0.31%
Soft commodities	29,990	0.07%	4,668	0.01%	34,658	0.08%
Stock indices and single stock futures	152,328	0.36%	(19,636)	(0.04)%	132,692	0.32%
Total U.S. Futures Positions	647,239		(228,235)		419,004

Foreign Futures Positions:
Interest rates	(166,629)	(0.39)%	22,808	0.05%	(143,821)	(0.34)%
Metals	(47,570)	(0.11)%	(737)	—%	(48,307)	(0.11)%
Stock indices	38,236	0.09%	835	—%	39,071	0.09%
Total Foreign Futures Positions	(175,963)		22,906		(153,057)
Total Futures Contracts	$471,276	1.12%	$(205,329)	(0.49)%	$265,947	0.64%

Forward Currency Contracts *
Currencies	$(3,051)	(0.01)%	$(42,667)	(0.10)%	$(45,718)	(0.11)%

Swap Contracts
Deutsche Bank total return swap, Termination date April 30, 2024	$(405,594)	(0.97)%	$—	—%	$(405,594)	(0.97)%
Deutsche Bank total return swap, Termination date July 1, 2020	2,416,007	5.78%	—	—%	2,416,007	5.78%
Total Swap Contracts	$2,010,413	4.81%	$—	—%	$2,010,413	4.81%

Total Futures, Forward Currency and
Swap Contracts	$2,478,638	5.92%	$(247,996)	(0.59)%	$2,230,642	5.33%

* No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class B Units at December 31, 2019

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$11,582,859	1/15/2021-12/27/2022	Federal Farm Credit Banks, 1.6%-2.2%	$11,645,635	27.85%
9,266,286	9/13/2021-12/23/2022	Federal Home Loan Banks, 1.8%-2.3%	9,299,105	22.23%
	Total U.S. Government-sponsored enterprises (cost $20,849,980)		$20,944,740	50.08%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$8,935,347	1/16/2020-6/25/2020	U.S. Treasury bills, 1.5%-2.0% (cost $8,874,770)	$8,890,325	21.26%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
56,259	Highland/iBoxx Senior Loan ETF	$986,792	2.36%
13,238	PIMCO Enhanced Short Maturity Active ETF	1,344,804	3.22%
36,404	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	980,705	2.34%
	Exchange-traded funds (cost $3,378,157)	$3,312,301	7.92%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class B Units at December 31, 2019	$33,147,366	79.26%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 1 Class Units

Assets by Class of Units	December 31, 2019
Equity in brokers' trading accounts:
Cash	$71,238
Net unrealized gain (loss) on open futures contracts	2,634
Net unrealized gain (loss) on open forward currency contracts	(453)
Net unrealized gain (loss) on open swap contracts	19,913
Total equity in brokers' trading accounts	93,332

Cash and cash equivalents	3,784
Securities owned, at fair value (cost $327,886)	328,325
Interest and dividend receivable, net	36
Total assets	$425,477

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Legacy 1 Class Units at December 31, 2019

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$1,162	0.28%	$(143)	(0.03)%	$1,019	0.25%
Currencies	458	0.11%	(416)	(0.10)%	42	0.01%
Energy	2,105	0.50%	(1,550)	(0.37)%	555	0.13%
Interest rates	(407)	(0.10)%	10	—%	(397)	(0.10)%
Meats	(2)	—%	(20)	—%	(22)	(0.01)%
Metals	1,289	0.31%	6	—%	1,295	0.31%
Soft commodities	297	0.07%	46	0.01%	343	0.08%
Stock indices and single stock futures	1,509	0.36%	(195)	(0.04)%	1,314	0.32%
Total U.S. Futures Positions	6,411		(2,262)		4,149

Foreign Futures Positions:
Interest rates	(1,650)	(0.39)%	226	0.05%	(1,424)	(0.34)%
Metals	(471)	(0.11)%	(7)	—%	(478)	(0.11)%
Stock indices	379	0.09%	8	—%	387	0.09%
Total Foreign Futures Positions	(1,742)		227		(1,515)
Total Futures Contracts	$4,669	1.12%	$(2,035)	(0.49)%	$2,634	0.63%

Forward Currency Contracts *
Currencies	$(30)	(0.01)%	$(423)	(0.10)%	$(453)	(0.11)%

Swap Contracts *
Deutsche Bank total return swap, Termination date April 30, 2024	$(4,018)	(0.97)%	$—	—%	$(4,018)	(0.97)%
Deutsche Bank total return swap, Termination date July 1, 2020	23,931	5.78%	—	—%	23,931	5.78%
Total Swap Contracts	$19,913	4.81%	$—	—%	$19,913	4.81%

Total Futures, Forward Currency and
Swap Contracts	$24,552	5.92%	$(2,458)	(0.59)%	$22,094	5.33%

* No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 1 Class Units at December 31, 2019

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$114,729	1/15/2021-12/27/2022	Federal Farm Credit Banks, 1.6%-2.2%	$115,350	27.85%
91,783	9/13/2021-12/23/2022	Federal Home Loan Banks, 1.8%-2.3%	92,108	22.23%
	Total U.S. Government-sponsored enterprises (cost $206,520)		$207,458	50.08%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$88,505	1/16/2020-6/25/2020	U.S. Treasury bills, 1.5%-2.0% (cost $87,905)	$88,059	21.26%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
557	Highland/iBoxx Senior Loan ETF	$9,774	2.36%
131	PIMCO Enhanced Short Maturity Active ETF	13,320	3.22%
361	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	9,714	2.34%
	Exchange-traded funds (cost $33,461)	$32,808	7.92%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 1 Class Units at December 31, 2019	$328,325	79.26%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 2 Class Units

Assets by Class of Units	December 31, 2019
Equity in brokers' trading accounts:
Cash	$56,111
Net unrealized gain (loss) on open futures contracts	2,075
Net unrealized gain (loss) on open forward currency contracts	(357)
Net unrealized gain (loss) on open swap contracts	15,685
Total equity in brokers' trading accounts	73,514

Cash and cash equivalents	2,980
Securities owned, at fair value (cost $258,262)	258,609
Interest and dividend receivable, net	29
Total assets	$335,132

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Legacy 2 Class Units at December 31, 2019

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$915	0.28%	$(111)	(0.03)%	$804	0.25%
Currencies	360	0.11%	(327)	(0.10)%	33	0.01%
Energy	1,658	0.50%	(1,221)	(0.37)%	437	0.13%
Interest rates	(321)	(0.10)%	8	—%	(313)	(0.10)%
Meats	(1)	—%	(16)	—%	(17)	(0.01)%
Metals	1,015	0.31%	5	—%	1,020	0.31%
Soft commodities	234	0.07%	36	0.01%	270	0.08%
Stock indices and single stock futures	1,188	0.36%	(153)	(0.04)%	1,035	0.32%
Total U.S. Futures Positions	5,048		(1,779)		3,269

Foreign Futures Positions:
Interest rates	(1,300)	(0.39)%	178	0.05%	(1,122)	(0.34)%
Metals	(371)	(0.11)%	(6)	—%	(377)	(0.11)%
Stock indices	298	0.09%	7	—%	305	0.09%
Total Foreign Futures Positions	(1,373)		179		(1,194)
Total Futures Contracts	$3,675	1.12%	$(1,600)	(0.49)%	$2,075	0.63%

Forward Currency Contracts *
Currencies	$(24)	(0.01)%	$(333)	(0.10)%	$(357)	(0.11)%

Swap Contracts *
Deutsche Bank total return swap, Termination date April 30, 2024	$(3,164)	(0.97)%	$—	—%	$(3,164)	(0.97)%
Deutsche Bank total return swap, Termination date July 1, 2020	18,849	5.78%	—	—%	18,849	5.78%
Total Swap Contracts	$15,685	4.81%	$—	—%	$15,685	4.81%

Total Futures, Forward Currency and
Swap Contracts	$19,336	5.92%	$(1,933)	(0.59)%	$17,403	5.33%

* No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 2 Class Units at December 31, 2019

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$90,367	1/15/2021-12/27/2022	Federal Farm Credit Banks, 1.6%-2.2%	$90,857	27.85%
72,294	9/13/2021-12/23/2022	Federal Home Loan Banks, 1.8%-2.3%	72,550	22.23%
	Total U.S. Government-sponsored enterprises (cost $162,667)		$163,407	50.08%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$69,712	1/16/2020-6/25/2020	U.S. Treasury bills, 1.5%-2.0% (cost $69,239)	$69,360	21.26%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
439	Highland/iBoxx Senior Loan ETF	$7,699	2.36%
103	PIMCO Enhanced Short Maturity Active ETF	10,492	3.22%
284	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	7,651	2.34%
	Exchange-traded funds (cost $26,356)	$25,842	7.92%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 2 Class Units at December 31, 2019	$258,609	79.26%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 1 Class Units

Assets by Class of Units	December 31, 2019
Equity in brokers' trading accounts:
Cash	$2,681,756
Net unrealized gain (loss) on open futures contracts	99,165
Net unrealized gain (loss) on open forward currency contracts	(17,047)
Net unrealized gain (loss) on open swap contracts	749,633
Total equity in brokers' trading accounts	3,513,507

Cash and cash equivalents	142,447
Securities owned, at fair value (cost $12,343,245)	12,359,824
Interest and dividend receivable, net	1,370
Total assets	$16,017,148

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 1 Class Units at December 31, 2019

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$43,740	0.28%	$(5,367)	(0.03)%	$38,373	0.25%
Currencies	17,222	0.11%	(15,664)	(0.10)%	1,558	0.01%
Energy	79,256	0.50%	(58,341)	(0.37)%	20,915	0.13%
Interest rates	(15,320)	(0.10)%	370	—%	(14,950)	(0.10)%
Meats	(59)	—%	(759)	—%	(818)	(0.01)%
Metals	48,520	0.31%	239	—%	48,759	0.31%
Soft commodities	11,182	0.07%	1,740	0.01%	12,922	0.08%
Stock indices and single stock futures	56,799	0.36%	(7,322)	(0.04)%	49,477	0.32%
Total U.S. Futures Positions	241,340		(85,104)		156,236

Foreign Futures Positions:
Interest rates	(62,132)	(0.39)%	8,505	0.05%	(53,627)	(0.34)%
Metals	(17,738)	(0.11)%	(275)	—%	(18,013)	(0.11)%
Stock indices	14,258	0.09%	311	—%	14,569	0.09%
Total Foreign Futures Positions	(65,612)		8,541		(57,071)
Total Futures Contracts	$175,728	1.12%	$(76,563)	(0.49)%	$99,165	0.63%

Forward Currency Contracts *
Currencies	$(1,137)	(0.01)%	$(15,910)	(0.10)%	$(17,047)	(0.11)%

Swap Contracts
Deutsche Bank total return swap, Termination date April 30, 2024	$(151,236)	(0.97)%	$—	—%	$(151,236)	(0.97)%
Deutsche Bank total return swap, Termination date July 1, 2020	900,869	5.78%	—	—%	900,869	5.78%
Total Swap Contracts	$749,633	4.81%	$—	—%	$749,633	4.81%

Total Futures, Forward Currency and
Swap Contracts	$924,224	5.92%	$(92,473)	(0.59)%	$831,751	5.33%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 1 Class Units at December 31, 2019

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$4,318,958	1/15/2021-12/27/2022	Federal Farm Credit Banks, 1.6%-2.2%	$4,342,366	27.85%
3,455,167	9/13/2021-12/23/2022	Federal Home Loan Banks, 1.8%-2.3%	3,467,404	22.23%
	Total U.S. Government-sponsored enterprises (cost $7,774,436)		$7,809,770	50.08%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$3,331,768	1/16/2020-6/25/2020	U.S. Treasury bills, 1.5%-2.0% (cost $3,309,179)	$3,314,980	21.26%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
20,978	Highland/iBoxx Senior Loan ETF	$367,951	2.36%
4,936	PIMCO Enhanced Short Maturity Active ETF	501,443	3.22%
13,574	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	365,680	2.34%
	Exchange-traded funds (cost $1,259,630)	$1,235,074	7.92%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 1 Class Units at December 31, 2019	$12,359,824	79.26%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 2 Class Units

Assets by Class of Units	December 31, 2019
Equity in brokers' trading accounts:
Cash	$118,828
Net unrealized gain (loss) on open futures contracts	4,394
Net unrealized gain (loss) on open forward currency contracts	(755)
Net unrealized gain (loss) on open swap contracts	33,216
Total equity in brokers' trading accounts	155,683

Cash and cash equivalents	6,312
Securities owned, at fair value (cost $546,925)	547,661
Interest and dividend receivable, net	61
Total assets	$709,717

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 2 Class Units at December 31, 2019

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$1,938	0.28%	$(238)	(0.03)%	$1,700	0.25%
Currencies	763	0.11%	(694)	(0.10)%	69	0.01%
Energy	3,512	0.50%	(2,585)	(0.37)%	927	0.13%
Interest rates	(679)	(0.10)%	16	—%	(663)	(0.10)%
Meats	(3)	—%	(34)	—%	(37)	(0.01)%
Metals	2,150	0.31%	11	—%	2,161	0.31%
Soft commodities	495	0.07%	77	0.01%	572	0.08%
Stock indices and single stock futures	2,517	0.36%	(324)	(0.04)%	2,193	0.32%
Total U.S. Futures Positions	10,693		(3,771)		6,922

Foreign Futures Positions:
Interest rates	(2,753)	(0.39)%	377	0.05%	(2,376)	(0.34)%
Metals	(786)	(0.11)%	(12)	—%	(798)	(0.11)%
Stock indices	632	0.09%	14	—%	646	0.09%
Total Foreign Futures Positions	(2,907)		379		(2,528)
Total Futures Contracts	$7,786	1.12%	$(3,392)	(0.49)%	$4,394	0.63%

Forward Currency Contracts *
Currencies	$(50)	(0.01)%	$(705)	(0.10)%	$(755)	(0.11)%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(6,701)	(0.97)%	$—	—%	$(6,701)	(0.97)%
Deutsche Bank total return swap, Termination date July 1, 2020	39,917	5.78%	—	—%	39,917	5.78%
Total Swap Contracts	$33,216	4.81%	$—	—%	$33,216	4.81%

Total Futures, Forward Currency and
Swap Contracts	$40,952	5.92%	$(4,097)	(0.59)%	$36,855	5.33%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 2 Class Units at December 31, 2019

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$191,372	1/15/2021-12/27/2022	Federal Farm Credit Banks, 1.6%-2.2%	$192,409	27.85%
153,097	9/13/2021-12/23/2022	Federal Home Loan Banks, 1.8%-2.3%	153,640	22.23%
	Total U.S. Government-sponsored enterprises (cost $344,483)		$346,049	50.08%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$147,630	1/16/2020-6/25/2020	U.S. Treasury bills, 1.5%-2.0% (cost $146,628)	$146,886	21.26%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
930	Highland/iBoxx Senior Loan ETF	$16,304	2.36%
219	PIMCO Enhanced Short Maturity Active ETF	22,219	3.22%
601	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	16,203	2.34%
	Exchange-traded funds (cost $55,814)	$54,726	7.92%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 2 Class Units at December 31, 2019	$547,661	79.26%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 3 Class Units

Assets by Class of Units	December 31, 2019
Equity in brokers' trading accounts:
Cash	$55,585
Net unrealized gain (loss) on open futures contracts	2,055
Net unrealized gain (loss) on open forward currency contracts	(353)
Net unrealized gain (loss) on open swap contracts	15,537
Total equity in brokers' trading accounts	72,824

Cash and cash equivalents	2,953
Securities owned, at fair value (cost $255,838)	256,183
Interest and dividend receivable, net	28
Total assets	$331,988

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures, Forward and Swap Contracts owned by Global 3 Class Units at December 31, 2019

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$907	0.28%	$(111)	(0.03)%	$796	0.25%
Currencies	357	0.11%	(325)	(0.10)%	32	0.01%
Energy	1,643	0.50%	(1,209)	(0.37)%	434	0.13%
Interest rates	(318)	(0.10)%	8	—%	(310)	(0.10)%
Meats	(1)	—%	(16)	—%	(17)	(0.01)%
Metals	1,006	0.31%	5	—%	1,011	0.31%
Soft commodities	232	0.07%	36	0.01%	268	0.08%
Stock indices and single stock futures	1,177	0.36%	(152)	(0.04)%	1,025	0.32%
Total U.S. Futures Positions	5,003		(1,764)		3,239

Foreign Futures Positions:
Interest rates	(1,288)	(0.39)%	176	0.05%	(1,112)	(0.34)%
Metals	(368)	(0.11)%	(6)	—%	(374)	(0.11)%
Stock indices	296	0.09%	6	—%	302	0.09%
Total Foreign Futures Positions	(1,360)		176		(1,184)
Total Futures Contracts	$3,643	1.12%	$(1,588)	(0.49)%	$2,055	0.63%

Forward Currency Contracts *
Currencies	$(24)	(0.01)%	$(329)	(0.10)%	$(353)	(0.11)%

Swap Contracts
Deutsche Bank total return swap, Termination date March 29, 2019	$(3,135)	(0.97)%	$—	—%	$(3,135)	(0.97)%
Deutsche Bank total return swap, Termination date July 1, 2020	18,672	5.78%	—	—%	18,672	5.78%
Total Swap Contracts	$15,537	4.81%	$—	—%	$15,537	4.81%

Total Futures, Forward Currency and
Swap Contracts	$19,156	5.92%	$(1,917)	(0.59)%	$17,239	5.33%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 3 Class Units at December 31, 2019

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$89,519	1/15/2021-12/27/2022	Federal Farm Credit Banks, 1.6%-2.2%	$90,005	27.85%
71,616	9/13/2021-12/23/2022	Federal Home Loan Banks, 1.8%-2.3%	71,869	22.23%
	Total U.S. Government-sponsored enterprises (cost $161,141)		$161,874	50.08%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$69,058	1/16/2020-6/25/2020	U.S. Treasury bills, 1.5%-2.0% (cost $68,590)	$68,710	21.26%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
435	Highland/iBoxx Senior Loan ETF	$7,627	2.36%
102	PIMCO Enhanced Short Maturity Active ETF	10,393	3.22%
281	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	7,579	2.34%
	Exchange-traded funds (cost $26,107)	$25,599	7.92%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 3 Class Units at December 31, 2019	$256,183	79.26%

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

	2020	2019	2018

Total return – Class A Units	(9.20)%	4.85%	(9.92)%
Total return – Class B Units	(9.75)%	4.23%	(10.50)%
Total return – Legacy 1 Class Units	(7.17)%	7.20%	(7.80)%
Total return – Legacy 2 Class Units	(7.37)%	6.87%	(8.03)%
Total return – Global 1 Class Units	(6.74)%	7.65%	(6.95)%
Total return – Global 2 Class Units	(6.89)%	7.47%	(7.19)%
Total return – Global 3 Class Units	(8.42)%	5.73%	(8.82)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees	5.18%	5.17%	5.13%
Incentive fees	0.61%	0.57%	0.01%
Total expenses	5.79%	5.74%	5.14%
Net investment loss (1)	(4.11)%	(3.52)%	(4.10)%

(1)	Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Limited Partners for the years ended December 31, 2020, 2019, and 2018.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The following per unit performance calculations reflect activity related to the Partnership.

	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):

Net asset value per unit at December 31, 2017	$1,050.40	857.37	842.06	822.36	835.42	818.12	702.50
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	(59.20)	(48.57)	(48.77)	(47.38)	(45.27)	(44.42)	(37.92)
Expenses net of interest and dividend income*	(44.96)	(41.49)	(16.95)	(18.65)	(12.75)	(14.44)	(24.01)
Total income (loss) from operations	(104.16)	(90.06)	(65.72)	(66.03)	(58.02)	(58.86)	(61.93)
Net asset value per unit at December 31, 2018	946.24	767.31	776.34	756.33	777.40	759.26	640.57
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	88.82	71.97	72.66	71.28	73.71	71.96	60.72
Expenses net of interest and dividend income*	(42.96)	(39.50)	(16.72)	(19.34)	(14.24)	(15.23)	(24.00)
Total income (loss) from operations	45.86	32.47	55.94	51.94	59.47	56.73	36.72
Net asset value per unit at December 31, 2019	992.10	799.78	832.28	808.27	836.87	815.99	677.29
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading	(46.46)	(37.72)	(38.02)	(36.95)	(38.05)	(37.22)	(36.47)
Expenses net of interest and dividend income*	(44.83)	(40.29)	(21.63)	(22.63)	(18.32)	(18.97)	(20.55)
Total income (loss) from operations	(91.29)	(78.01)	(59.65)	(59.58)	(56.37)	(56.19)	(57.02)
Net asset value per unit at December 31, 2020	$900.81	$721.77	$772.63	$748.69	$780.50	$759.80	$620.27

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The Partnership utilizes ADM Investor Services, Inc., Rosenthal Collins Group Division of Marex Spectron and SG Americas Securities, LLC as its clearing brokers.

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs, interbank market makers and swap counterparties at December 31, 2020 and 2019 was $9,659,503 and $10,866,216, respectively, which was 21.35% and 17.20% of the net asset value, respectively, and is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.

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

On March 11, 2020, the World Health Organization declared the novel coronavirus disease 2019, known as COVID-19 (“COVID-19”), a pandemic.  The COVID-19 global pandemic and the aggressive responses taken by many governments, including closing borders, restricting international and domestic travel, and the imposition of prolonged quarantines or similar restrictions, as well as the forced or voluntary closure of, or operational changes to, many retail and other businesses, has had negative impacts, and in many cases severe negative impacts, on markets worldwide. It is not known how long such impacts, or any future impacts of other significant events described above, will or would last, but there could be a prolonged period of global economic slowdown, which may impact your investment. Therefore, Grant Park could lose money over short periods due to short-term market movements and over longer periods during more prolonged market downturns. During a general market downturn, multiple asset classes may be negatively affected. Changes in market conditions and interest rates can have the same impact on all types of securities and instruments.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

For the year ended December 31, 2020, the monthly average number of futures contracts bought and sold was 4,034, and the monthly average number of forward contracts bought and sold was 219. For the year ended December 31, 2019, the monthly average number of futures contracts bought and sold was 7,863 and the monthly average number of forward contracts bought and sold was 271. For the year ended December 31, 2018, the monthly average futures contracts bought and sold was 19,056 and the monthly average forward contracts bought and sold was 448. The following tables summarize the quantitative information required by FASB ASC 815:

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	12/31/2020	12/31/2020	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$497,774	$(1,962)	$495,812

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	184,052	(9,147)	174,905

Energy contracts	Net Unrealized gain (loss) on open futures contracts	273,682	(142,530)	131,152

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	120,357	(154,791)	(34,434)

Meats contracts	Net Unrealized gain (loss) on open futures contracts	17,160	(4,135)	13,025

Metals contracts	Net Unrealized gain (loss) on open futures contracts	408,111	(84,566)	323,545

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	283,819	(50,031)	233,788

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	283,402	(57,357)	226,045

		$2,068,357	$(504,519)	$1,563,838

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$62,001	$(125,930)	$(63,929)

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$—	$(1,420,571)	$(1,420,571)

*At December 31, 2020, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date June 30, 2025
Interest rate contracts	59%
Stock indices contracts	13%
Forward currency contracts	28%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	12/31/2019	12/31/2019	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$201,399	$(45,915)	$155,484

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	77,837	(71,524)	6,313

Energy contracts	Net Unrealized gain (loss) on open futures contracts	399,221	(314,480)	84,741

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	47,095	(324,965)	(277,870)

Meats contracts	Net Unrealized gain (loss) on open futures contracts	1,715	(5,030)	(3,315)

Metals contracts	Net Unrealized gain (loss) on open futures contracts	277,156	(152,572)	124,584

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	56,283	(3,922)	52,361

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	325,154	(65,645)	259,509

		$1,385,860	$(984,053)	$401,807

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$67,730	$(136,803)	$(69,073)

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$3,650,232	$(612,793)	$3,037,439

*At December 31, 2019, the sector exposure of the CTA indices underlying the swaps was:

Deutsche Bank total return swap, termination date April 30, 2024
Agricultural contracts	3%
Energy contracts	3%
Interest rate contracts	46%
Metals contracts	5%
Stock indices contracts	12%
Forward currency contracts	31%
Total	100%

Deutsche Bank total return swap, termination date July 1, 2020
Interest rate contracts	39%
Stock indices contracts	22%
Forward currency contracts	39%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018

		Years Ended December 31,
Type of Contract		2020	2019	2018

Agriculturals contracts	Net gain (loss) from futures trading	$1,176,839	$(177,141)	$(1,206,749)
Currencies contracts	Net gain (loss) from futures trading	505,665	(414,477)	(194,875)
Energy contracts	Net gain (loss) from futures trading	(105,207)	(728,265)	1,051,284
Interest rates contracts	Net gain (loss) from futures trading	2,129,265	5,434,332	882,364
Meats contracts	Net gain (loss) from futures trading	91,806	(97,912)	(376,875)
Metals contracts	Net gain (loss) from futures trading	1,373,206	530,405	(707,249)
Soft commodities contracts	Net gain (loss) from futures trading	373,043	(204,249)	966,280
Stock indices	Net gain (loss) from futures trading	(1,642,386)	1,720,644	(4,490,579)
Forward currency contracts	Net gain (loss) from forward currency trading	(238,576)	380,909	79,646
Swap contracts	Net gain (loss) from swap trading	(6,594,230)	1,104,330	753,797

		$(2,930,575)	$7,548,576	$(3,242,956)

Line Item in Consolidated Statements of Operations	For years ended December 31,
	2020	2019	2018

Net gain (loss) from futures trading
Realized	$2,740,200	$7,389,071	$(3,159,282)
Change in unrealized	1,162,031	(1,325,734)	(917,117)
Total realized and change in unrealized net gain (loss) from futures trading	$3,902,231	$6,063,337	$(4,076,399)

Net gain (loss) from forward currency trading
Realized	$(243,720)	$408,554	$146,701
Change in unrealized	5,144	(27,645)	(67,055)
Total realized and change in unrealized net gain (loss) from forward currency trading	$(238,576)	$380,909	$79,646

Net gain (loss) from swap trading
Realized	$(2,136,220)	$—	$—
Change in unrealized	$(4,458,010)	$1,104,330	$753,797
Total realized and change in unrealized net gain (loss) from swap trading	$(6,594,230)	$1,104,330	$753,797

Total realized and change in unrealized net gain (loss) from futures, forward and swap trading	$(2,930,575)	$7,548,576	$(3,242,956)

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The tables below show the gross and net information related to derivatives eligible for offset in the Consolidated Statements of Financial Condition as of December 31, 2020 and 2019.

Offsetting of Derivative Assets

As of December 31, 2020

			Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$2,068,357	$(504,519)	$1,563,838
Forward currency contracts	62,001	(125,930)	(63,929)
Swap contracts	—	(1,420,571)	(1,420,571)
Total derivatives	$2,130,358	$(2,051,020)	$79,338

Offsetting of Derivative Liabilities

As of December 31, 2020

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$504,519	$(504,519)	$—
Forward currency contracts	125,930	(125,930)	—
Swap contracts	1,420,571	(1,420,571)	—
Total derivatives	$2,051,020	$(2,051,020)	$—

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of December 31, 2020

		Gross Amounts Not Offset in the Consolidated
		Statements of Financial Condition
	Net Amount of
	Unrealized Gain/(Loss)
	Presented in
	the Consolidated
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

ADM Investor Services, Inc.	$304,358	$—	$—	$304,358
Deutsche Bank AG	(1,420,571)	—	—	(1,420,571)
Rosenthal Collins Group Division of Marex Spectron	112,762	—	—	112,762
SG Americas Securities, LLC	1,082,789	—	—	1,082,789
Total	$79,338	$—	$—	$79,338

Offsetting of Derivative Assets

As of December 31, 2019

			Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$1,385,860	$(984,053)	$401,807
Forward currency contracts	67,730	(136,803)	(69,073)
Swap contracts	3,650,232	(612,793)	3,037,439
Total derivatives	$5,103,822	$(1,733,649)	$3,370,173

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Offsetting of Derivative Liabilities

As of December 31, 2019

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$984,053	$(984,053)	$—
Forward currency contracts	136,803	(136,803)	—
Swap contracts	612,793	(612,793)	—
Total derivatives	$1,733,649	$(1,733,649)	$—

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

Note 12. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through date of issuance of the accompanying consolidated financial statements. Subsequent to December 31, 2020, there were redemptions from the Partnership totaling approximately $312,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: March 11, 2021	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David M. Kavanagh and Maureen O’Rourke, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2021.

Signature	Title

/s/ David M. Kavanagh	President (Principal Executive Officer)
David M. Kavanagh

/s/ Maureen O’Rourke	Chief Financial Officer (Principal
Maureen O’Rourke	Financial and Accounting Officer)