Form 10-Q
period 2021-03-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2021-05-17
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED March 31, 2021

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Equity in brokers' trading accounts:
Cash	$8,243,661	$9,659,503
Net unrealized gain (loss) on open futures contracts	707,058	1,563,838
Net unrealized gain (loss) on open forward currency contracts	167,234	(63,929)
Net unrealized gain (loss) on open swap contracts	(689,770)	(1,420,571)
Total equity in brokers' trading accounts	8,428,183	9,738,841
Cash and cash equivalents	12,112,356	4,887,405
Securities owned, at fair value (cost $27,121,004 and $32,419,952, respectively)	26,893,719	32,199,809
Interest and dividend receivable, net	6	2,628
Total assets	$47,434,264	$46,828,683
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$238,308	$237,272
Accrued incentive fees	423,323	210,546
Organization and offering costs payable	11,105	11,070
Accrued operating expenses	9,789	9,734
Redemptions payable to limited partners	369,066	1,097,230
Interest and other liabilities	10,273	25,250
Total liabilities	1,061,864	1,591,102
Partners' Capital (Net Asset Value)
General Partner
Class A (307.34 units outstanding at both March 31, 2021 and December 31, 2020)	292,523	276,860
Legacy 2 Class (263.13 units outstanding at both March 31, 2021 and December 31, 2020)	208,531	197,003
Global 1 Class (392.74 units outstanding at both March 31, 2021 and December 31, 2020)	325,061	306,534
Global 2 Class (231.81 units outstanding at both March 31, 2021 and December 31, 2020)	186,662	176,124

Limited Partners
Class A (3,720.55 units outstanding at both March 31, 2021 and December 31, 2020)	3,541,121	3,351,509
Class B (37,723.79 and 38,806.88 units outstanding at March 31, 2021 and December 31, 2020, respectively)	28,723,299	28,009,494
Legacy 1 Class (479.12 units outstanding at both March 31, 2021 and December 31, 2020)	392,061	370,186
Legacy 2 Class (140.55 units outstanding at both March 31, 2021 and December 31, 2020)	111,382	105,224
Global 1 Class (14,700.05 and 15,405.71 units outstanding at March 31, 2021 and December 31, 2020, respectively)	12,166,856	12,024,149
Global 2 Class (517.37 and 543.13 units outstanding at March 31, 2021 and December 31, 2020, respectively)	416,614	412,668
Global 3 Class (12.62 units outstanding at both March 31, 2021 and December 31, 2020)	8,290	7,830
Total partners' capital (net asset value)	46,372,400	45,237,581
Total liabilities and partners' capital (net asset value)	$47,434,264	$46,828,683

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

March 31, 2021

(Unaudited)

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$91,922	0.20%	$(24,320)	(0.05)%	$67,602	0.15%
Currencies	(33,843)	(0.07)%	52,859	0.11%	19,016	0.04%
Energy	128,574	0.27%	216,895	0.47%	345,469	0.74%
Interest rates	(173,312)	(0.37)%	262,403	0.56%	89,091	0.19%
Meats	110,108	0.24%	—	—%	110,108	0.24%
Metals	(27,562)	(0.06)%	72,745	0.16%	45,183	0.10%
Soft commodities	(6,604)	(0.01)%	15,673	0.03%	9,069	0.02%
Stock indices	19,833	0.04%	—	—%	19,833	0.04%
Total U.S. Futures Positions	109,116		596,255		705,371

Foreign Futures Positions:
Interest rates	(8,939)	(0.02)%	34,034	0.07%	25,095	0.05%
Metals	(114,453)	(0.25)%	41,658	0.09%	(72,795)	(0.16)%
Soft commodities	(1,470)	—%	—	—%	(1,470)	—%
Stock indices	54,165	0.12%	(3,308)	(0.01)%	50,857	0.11%
Total Foreign Futures Positions	(70,697)		72,384		1,687
Total Futures Contracts	$38,419	0.08%	$668,639	1.44%	$707,058	1.52%

Forward Currency Contracts *
Currencies	$(315,934)	(0.68)%	$483,168	1.04%	$167,234	0.36%

Swap Contracts
Deutsche Bank total return swap, Termination date June 30, 2025	$(689,770)	(1.48)%	$—	—%	$(689,770)	(1.48)%

Total Futures, Forward Currency and
Swap Contracts	$(967,285)	(2.08)%	$1,151,807	2.48%	$184,522	0.40%
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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2021

(Unaudited)

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$3,896,000	9/22/2022-11/3/2023	Federal Farm Credit Banks, 0.2%	$3,895,855	8.40%
2,000,000	9/28/2023	Federal Home Loan Mortgage Corp., 0.3%	2,000,050	4.31%
6,000,000	8/24/2023-12/15/2023	Federal National Mortgage Assoc., 0.3%-0.4%	6,003,335	12.95%
	Total U.S. Government-sponsored enterprises (cost $11,894,315)		$11,899,240	25.66%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$8,000,000	6/17/2021-12/30/2021	U.S. Treasury bills, 0.1% (cost $7,994,902)	$7,997,584	17.25%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
38,000	Amplify High Income ETF	$634,600	1.37%
10,000	BlackRock Short Maturity Bond ETF	501,900	1.08%
85,000	Highland/iBoxx Senior Loan ETF	1,368,925	2.95%
50,000	Invesco Preferred ETF	750,000	1.62%
10,000	iShares Floating Rate Bond ETF	507,800	1.10%
12,000	PIMCO Enhanced Short Maturity Active ETF	1,222,920	2.64%
55,000	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	1,503,150	3.24%
20,000	VanEck Vectors Investment Grade Floating Rate ETF	507,600	1.09%
	Total Exchange-traded funds (cost $7,231,787)	$6,996,895	15.09%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $27,121,004)	$26,893,719	58.00%

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2020

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$497,749	1.10%	$(1,937)	—%	$495,812	1.10%
Currencies	160,805	0.36%	14,100	0.03%	174,905	0.39%
Energy	246,968	0.55%	(115,816)	(0.26)%	131,152	0.29%
Interest rates	34,956	0.07%	(6,310)	(0.01)%	28,646	0.06%
Meats	13,025	0.03%	—	—%	13,025	0.03%
Metals	162,472	0.36%	(32,855)	(0.08)%	129,617	0.28%
Soft commodities	235,885	0.52%	(4,387)	(0.01)%	231,498	0.51%
Stock indices and single stock futures	146,331	0.32%	(33,715)	(0.07)%	112,616	0.25%
Total U.S. Futures Positions	1,498,191		(180,920)		1,317,271

Foreign Futures Positions:
Interest rates	59,748	0.13%	(122,828)	(0.27)%	(63,080)	(0.14)%
Metals	146,552	0.32%	47,376	0.11%	193,928	0.43%
Soft commodities	2,290	0.01%	—	—%	2,290	0.01%
Stock indices	115,491	0.26%	(2,062)	(0.01)%	113,429	0.25%
Total Foreign Futures Positions	324,081		(77,514)		246,567
Total Futures Contracts	$1,822,272	4.03%	$(258,434)	(0.57)%	$1,563,838	3.46%

Forward Currency Contracts *
Currencies	$35,488	0.08%	$(99,417)	(0.22)%	$(63,929)	(0.14)%

Swap Contracts
Deutsche Bank total return swap, Termination date July 1, 2020	(1,420,571)	(3.14)%	—	—%	(1,420,571)	(3.14)%

Total Futures, Forward Currency and
Swap Contracts	$437,189	0.97%	$(357,851)	(0.79)%	$79,338	0.18%

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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2020

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,500,000	2/10/2023	Federal Agricultural Mortgage Corp., 1.7%	$2,516,450	5.56%
2,000,000	9/22/2022	Federal Farm Credit Banks, 0.2%	2,000,350	4.42%
4,500,000	6/30/2023-9/28/2023	Federal Home Loan Mortgage Corp., 0.3%-0.5%	4,501,581	9.95%
6,000,000	8/24/2023-12/15/2023	Federal National Mortgage Assoc., 0.3%-0.4%	6,005,310	13.28%
	Total U.S. Government-sponsored enterprises (cost $14,999,285)		$15,023,691	33.21%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$10,000,000	3/25/2021-8/12/2021	U.S. Treasury bills, 1.0% (cost $9,994,752)	$9,996,048	22.10%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
38,000	Amplify High Income ETF	$605,340	1.34%
85,000	Highland/iBoxx Senior Loan ETF	1,361,700	3.01%
50,000	Invesco Preferred ETF	763,000	1.69%
10,000	iShares Floating Rate Bond ETF	507,200	1.12%
10,000	iShares Short Maturity Bond ETF	501,700	1.11%
12,000	PIMCO Enhanced Short Maturity Active ETF	1,224,480	2.71%
55,000	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	1,482,250	3.27%
15,000	VanEck Vectors Fallen Angel High Yield Bond ETF	481,500	1.06%
10,000	Other Exchange-traded funds**	252,900	0.56%
	Total Exchange-traded funds (cost $7,425,915)	$7,180,070	15.87%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $32,419,952)	$32,199,809	71.18%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2021	2020

	(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$3,496,129	$(870,104)
Change in unrealized	(856,780)	573,568
Commissions	(169,817)	(200,147)
Net gains (losses) from futures trading	2,469,532	(496,683)

Net gain (loss) from forward currency trading
Realized	78,175	165,438
Change in unrealized	231,163	79,426
Commissions	(1,284)	(3,770)
Net gains (losses) from forward currency trading	308,054	241,094

Net gain (loss) from swap trading
Change in unrealized	730,801	(8,109,055)
Net gains (losses) from swap trading	730,801	(8,109,055)

Net gain (loss) from securities
Realized	27,807	—
Change in unrealized	(15,699)	(837,641)
Net gains (losses) from securities	12,108	(837,641)

Net trading gains (losses)	3,520,495	(9,202,285)

Net investment income (loss)
Income
Interest income	12,155	141,765
Dividend income	49,951	86,067
Total income	62,106	227,832
Expenses from operations
Brokerage charge	552,558	658,829
Incentive fees	423,323	61,819
Organizational and offering costs	33,245	41,971
Operating expenses	29,285	36,537
Total expenses	1,038,411	799,156
Net investment loss	$(976,305)	$(571,324)
Net income (loss)	$2,544,190	$(9,773,609)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$50.97	$(156.57)
General Partner & Limited Partner Class B Units	$39.64	$(127.32)
General Partner & Limited Partner Legacy 1 Class Units	$45.66	$(127.30)
General Partner & Limited Partner Legacy 2 Class Units	$43.81	$(124.05)
General Partner & Limited Partner Global 1 Class Units	$47.18	$(127.02)
General Partner & Limited Partner Global 2 Class Units	$45.45	$(124.28)
General Partner & Limited Partner Global 3 Class Units	$36.43	$(105.65)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Three Months Ended March 31, 2021

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount
Partners’ capital,
December 31, 2020	307.34	$276,860	3,720.55	$3,351,509	—	$—	38,806.88	$28,009,494	—	$—	479.12	$370,186	263.13	$197,003	140.55	$105,224
Redemptions	—	—	—	—	—	—	(1,083.09)	(815,848)	—	—	—	—	—	—	—	—
Transfers in (out)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	15,663	—	189,612	—	—	—	1,529,653	—	—	—	21,875	—	11,528	—	6,158
Partners’ capital,
March 31, 2021	307.34	$292,523	3,720.55	$3,541,121	—	$—	37,723.79	$28,723,299	—	$—	479.12	$392,061	263.13	$208,531	140.55	$111,382

Net asset value per General Partner and Limited Partner unit at December 31, 2020		$900.81				$721.77				$772.63				$748.69

Net asset value per General Partner and Limited Partner unit at March 31, 2021		$951.78				$761.41				$818.29				$792.50

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Three Months Ended March 31, 2021

(Unaudited)

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2020	392.74	$306,534	15,405.71	$12,024,149	231.81	$176,124	543.13	$412,668	—	$—	12.62	$7,830	$45,237,581
Redemptions	—	—	(705.66)	(573,890)	—	—	(25.76)	(19,633)	—	—	—	—	(1,409,371)
Transfers in (out)	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	18,527	—	716,597	—	10,538	—	23,579	—	—	—	460	2,544,190
Partners’ capital,
March 31, 2021	392.74	$325,061	14,700.05	$12,166,856	231.81	$186,662	517.37	$416,614	—	$—	12.62	$8,290	$46,372,400

Net asset value per General Partner and Limited Partner unit at December 31, 2020		$780.50				$759.80				$620.27

Net asset value per General Partner and Limited Partner unit at March 31, 2021		$827.68				$805.25				$656.70

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

GP 1, LLC (“GP 1”)          GP 5, LLC (“GP 5”)          GP 11, LLC (“GP 11”)

GP 3, LLC (“GP 3”)          GP 8, LLC (“GP 8”)          GP 18, LLC (“GP 18”)

GP 4, LLC (“GP 4”)          GP 9, LLC (“GP 9”)

There were no assets allocated to GP 1, GP 9 and GP 11 as of March 31, 2021 and December 31, 2020.

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

The Partnership’s significant accounting policies are as follows:

Accounting principles: Pursuant to rules and regulations of the SEC, consolidated financial statements of the Partnership are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The Partnership is an investment company and follows accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed. As of March 31, 2021, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2017.

Organization and offering costs: The General Partner has incurred all expenses in connection with the organization and the continuous public offering of partnership interests and is reimbursed by the Partnership. In addition, the General Partner continues to compensate wholesalers for services rendered to certain Limited Partners. This reimbursement is made monthly and the reimbursement amounts are listed by class in Note 5. In no event, however, will the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any prior year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the organization and the continuous public offering expenses are charged to expense from operations at the time of reimbursement or accrual. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. As of March 31, 2021, unreimbursed organization and offering costs incurred by the General Partner were approximately $107,000 and may be reimbursed by the Partnership in the future.

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

Changes in the value of the swap agreements are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. The final exchange amount based on the swap value at the termination of the swap agreement will be recorded as a realized gain or loss in the consolidated statement of operations. Through its Trading Companies, the Partnership has entered into a total return swap with Deutsche Bank AG. The Partnership maintains cash as collateral to secure its obligations under the swap. As of March 31, 2021 and December 31, 2020, the notional value of the swap was $9,160,869 and $9,589,399, respectively, and the cash margin balance was $3,150,000 and $4,650,000, respectively, which is included in equity in brokers’ trading accounts on the consolidated statements of financial condition. The swap effective July 1, 2015 has a termination date of June 30, 2025. The swap effective April 5, 2016 had a termination date of April 30, 2024 and was terminated effective July 1, 2020.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the periods ended March 31, 2021 and 2020, substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

Recent accounting pronouncements: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Partnership is currently evaluating the impact of the guidance on the Partnership's consolidated financial statements and disclosures. The Partnership did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2021.

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2021:

Assets	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$707,058	$—	$—	$707,058
Forward currency contracts	—	167,234	—	167,234
Swap contracts	—	(689,770)	—	(689,770)
Cash and cash equivalents
U.S. Government securities	—	4,999,902	—	4,999,902
U.S. money market fund	7,103,887	—	—	7,103,887
Securities owned
U.S. Government-sponsored enterprises	—	11,899,240	—	11,899,240
U.S. Government securities	—	7,997,584	—	7,997,584
U.S. Exchange-traded funds	6,996,895	—	—	6,996,895
Total	$14,807,840	$24,374,190	$—	$39,182,030

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the three months ended March 31, 2021 and year ended December 31, 2020.

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

Note 4. Commodity Trading Advisors and Reference Traders

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors or through swap transactions based on reference programs of such advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. As of March 31, 2021, the commodity trading advisors are EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP (“Episteme”), Quantica Capital AG (“Quantica”) and Sterling Partners Quantitative Investments LLC (“Sterling”) (collectively, the “Advisors”). The Partnership will obtain the equivalent of net profits or net losses generated by H2O AM LLP (“H2O”) and as a reference trader (“Reference Trader”) through an off-exchange swap transaction and will not allocate assets to H2O directly. The Advisors and Reference Trader are paid a quarterly consulting fee, directly or through swap transactions, ranging from 0.2 percent to 1 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee, directly or through swap transactions, ranging from 0 percent to 20 percent of the new trading profits on the allocated net assets of the Advisor or Reference Trader.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $552,558 and $658,829 for the three months ended March 31, 2021 and 2020, respectively, are shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $33,245 and $41,971 for the three months ended March 31, 2021 and 2020, respectively, are shown on the consolidated statements of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed, at the General Partner’s discretion, pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $29,285 and $36,537 for the three months ended March 31, 2021 and 2020, respectively, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the general partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership. The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period. For the three months ended March 31, 2021 and 2020, EMC was paid approximately $22,300 and $19,900, respectively, in consulting fees and $45,400 and $0, respectively, in incentive fees.

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

	Three Months Ended
	March 31,
	2021	2020

Total return – Class A Units	5.66%	(15.78)%
Total return – Class B Units	5.49%	(15.92)%
Total return – Legacy 1 Class Units	5.91%	(15.30)%
Total return – Legacy 2 Class Units	5.85%	(15.35)%
Total return – Global 1 Class Units	6.04%	(15.18)%
Total return – Global 2 Class Units	5.98%	(15.23)%
Total return – Global 3 Class Units	5.87%	(15.60)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	5.37%	5.02%
Incentive fees (2)	0.92%	0.11%
Total expenses	6.29%	5.13%
Net investment loss (1) (3)	(4.83)%	(3.47)%

(1)	Annualized.
(2)	Not annualized.
(3)	Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three months ended March 31, 2021 and 2020 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three months ended March 31, 2021 and 2020.

Class A Units	Three Months Ended
	March 31,
	2021	2020

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$900.81	$992.10
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	70.63	(146.80)
Expenses net of interest and dividend income*	(19.66)	(9.77)
Total income (loss) from operations	50.97	(156.57)
Net asset value per unit at end of period	$951.78	$835.53

Class B Units	Three Months Ended
	March 31,
	2021	2020

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$721.77	$799.78
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	56.66	(118.13)
Expenses net of interest and dividend income*	(17.02)	(9.19)
Total income (loss) from operations	39.64	(127.32)
Net asset value per unit at end of period	$761.41	$672.46

Legacy 1 Class Units	Three Months Ended
	March 31,
	2021	2020

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$772.63	$832.28
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	60.65	(123.56)
Expenses net of interest and dividend income*	(14.99)	(3.74)
Total income (loss) from operations	45.66	(127.30)
Net asset value per unit at end of period	$818.29	$704.98

Legacy 2 Class Units	Three Months Ended
	March 31,
	2021	2020

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$748.69	$808.27
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	58.76	(119.94)
Expenses net of interest and dividend income*	(14.95)	(4.11)
Total income (loss) from operations	43.81	(124.05)
Net asset value per unit at end of period	$792.50	$684.22

Global 1 Class Units	Three Months Ended
	March 31,
	2021	2020

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$780.50	$836.87
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	61.51	(124.25)
Expenses net of interest and dividend income*	(14.33)	(2.77)
Total income (loss) from operations	47.18	(127.02)
Net asset value per unit at end of period	$827.68	$709.85

Global 2 Class Units	Three Months Ended
	March 31,
	2021	2020

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$759.80	$815.99
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	59.65	(121.14)
Expenses net of interest and dividend income*	(14.20)	(3.14)
Total income (loss) from operations	45.45	(124.28)
Net asset value per unit at end of period	$805.25	$691.71

Global 3 Class Units	Three Months Ended
	March 31,
	2021	2020

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$620.27	$677.29
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	48.63	(100.18)
Expenses net of interest and dividend income*	(12.20)	(5.47)
Total income (loss) from operations	36.43	(105.65)
Net asset value per unit at end of period	$656.70	$571.64

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

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs, interbank market makers and swap counterparties at March 31, 2021 and December 31, 2020 was $8,243,661 and $9,659,503, respectively, which was 17.78% and 21.35% of the net asset value, respectively, and is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.

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

For the three months ended March 31, 2021, the monthly average number of futures contracts bought and sold was 4,246 and the monthly average number of forward contracts bought and sold was 74. For the three months ended March 31, 2020, the monthly average number of futures contracts bought and sold was 4,747 and the monthly average number of forward contracts bought and sold was 397. The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments at March 31, 2021 and December 31, 2020

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	3/31/2021	3/31/2021	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$148,262	$(80,660)	$67,602

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	72,879	(53,863)	19,016

Energy contracts	Net Unrealized gain (loss) on open futures contracts	510,211	(164,742)	345,469

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	402,200	(288,014)	114,186

Meats contracts	Net Unrealized gain (loss) on open futures contracts	119,145	(9,037)	110,108

Metals contracts	Net Unrealized gain (loss) on open futures contracts	242,596	(270,208)	(27,612)

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	111,417	(103,818)	7,599

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	89,882	(19,192)	70,690

		$1,696,592	$(989,534)	$707,058

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$486,349	$(319,115)	$167,234

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$—	$(689,770)	$(689,770)

*At March 31, 2021, the sector exposure of the CTA index underlying the swap was:

Deutsche Bank total return swap, termination date June 30, 2025
Interest rate contracts	31%
Stock indices contracts	19%
Forward currency contracts	50%
Total	100%

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	12/31/2020	12/31/2020	Fair Value

Agricultural contracts	Net Unrealized gain (loss) on open futures contracts	$497,774	$(1,962)	$495,812

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	184,052	(9,147)	174,905

Energy contracts	Net Unrealized gain (loss) on open futures contracts	273,682	(142,530)	131,152

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	120,357	(154,791)	(34,434)

Meats contracts	Net Unrealized gain (loss) on open futures contracts	17,160	(4,135)	13,025

Metals contracts	Net Unrealized gain (loss) on open futures contracts	408,111	(84,566)	323,545

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	283,819	(50,031)	233,788

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	283,402	(57,357)	226,045

		$2,068,357	$(504,519)	$1,563,838

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$62,001	$(125,930)	$(63,929)

Swap Contracts*	Net Unrealized gain (loss) on open swap contracts	$—	$(1,420,571)	$(1,420,571)

*At December 31, 2020, the sector exposure of the CTA index underlying the swap was:

Deutsche Bank total return swap, termination date June 30, 2025
Interest rate contracts	59%
Stock indices contracts	13%
Forward currency contracts	28%
Total	100%

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2020

		Three Months Ended	Three Months Ended
Type of Contract		March 31, 2021	March 31, 2020

Agriculturals contracts	Net gain (loss) from futures trading	$361,138	$171,033
Currencies contracts	Net gain (loss) from futures trading	(275,851)	427,509
Energy contracts	Net gain (loss) from futures trading	1,216,724	568,697
Interest rates contracts	Net gain (loss) from futures trading	89,615	1,857,269
Meats contracts	Net gain (loss) from futures trading	98,764	143,671
Metals contracts	Net gain (loss) from futures trading	(18,975)	351,036
Soft commodities contracts	Net gain (loss) from futures trading	381,736	2,287
Stock indices	Net gain (loss) from futures trading	786,198	(3,818,038)
Forward currency contracts	Net gain (loss) from forward currency trading	309,338	244,864
Swap contracts	Net gain (loss) from swap trading	730,801	(8,109,055)

		$3,679,488	$(8,160,727)

Line Item in Consolidated Statements of Operations	Three Months Ended
	March 31, 2021	March 31, 2020

Net gain (loss) from futures trading
Realized	$3,496,129	$(870,104)
Change in unrealized	(856,780)	573,568
Total realized and change in unrealized net gain (loss) from futures trading	$2,639,349	$(296,536)

Net gain (loss) from forward currency trading
Realized	$78,175	$165,438
Change in unrealized	231,163	79,426
Total realized and change in unrealized net gain (loss) from forward currency trading	$309,338	$244,864

Net gain (loss) from swap trading
Change in unrealized	$730,801	$(8,109,055)
Total realized and change in unrealized net gain (loss) from swap trading	$730,801	$(8,109,055)

Total realized and change in unrealized net gain (loss) from futures, forward and swap trading	$3,679,488	$(8,160,727)

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition:

Offsetting of Derivative Assets

As of March 31, 2021

			Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$1,696,592	$(989,534)	$707,058
Forward currency contracts	486,349	(319,115)	167,234
Swap contracts	—	(689,770)	(689,770)
Total derivatives	$2,182,941	$(1,998,419)	$184,522

Offsetting of Derivative Liabilities

As of March 31, 2021

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$989,534	$(989,534)	$—
Forward currency contracts	319,115	(319,115)	—
Swap contracts	689,770	(689,770)	—
Total derivatives	$1,998,419	$(1,998,419)	$—

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of March 31, 2021

		Gross Amounts Not Offset in the Consolidated
		Statements of Financial Condition
	Net Amount of
	Unrealized Gain/(Loss)
	Presented in
	the Consolidated
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

ADM Investor Services, Inc.	$186,793	$—	$—	$186,793
Deutsche Bank AG	(689,770)	—	—	(689,770)
Rosenthal Collins Group Division of Marex Spectron	208,618	—	—	208,618
SG Americas Securities, LLC	478,881	—	—	478,881
Total	$184,522	$—	$—	$184,522

Offsetting of Derivative Assets

As of December 31, 2020

			Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$2,068,357	$(504,519)	$1,563,838
Forward currency contracts	62,001	(125,930)	(63,929)
Swap contracts	—	(1,420,571)	(1,420,571)
Total derivatives	$2,130,358	$(2,051,020)	$79,338

Offsetting of Derivative Liabilities

As of December 31, 2020

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$504,519	$(504,519)	$—
Forward currency contracts	125,930	(125,930)	—
Swap contracts	1,420,571	(1,420,571)	—
Total derivatives	$2,051,020	$(2,051,020)	$—

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of December 31, 2020

		Gross Amounts Not Offset in the Consolidated
		Statements of Financial Condition
	Net Amount of
	Unrealized Gain/(Loss)
	Presented in
	the Consolidated
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Received	Net Amount

ADM Investor Services, Inc.	$304,358	$—	$—	$304,358
Deutsche Bank AG	(1,420,571)	—	—	(1,420,571)
Rosenthal Collins Group Division of Marex Spectron	112,762			112,762
SG Americas Securities, LLC	1,082,789	—	—	1,082,789
Total	$79,338	$—	$—	$79,338

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through date of issuance of the accompanying consolidated financial statements. There are no subsequent events to disclose or record.

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three months ended March 31, 2021 and 2020, are set forth in the table below:

	2021	2020
Total return – Class A Units	5.66%	(15.78)%
Total return – Class B Units	5.49%	(15.92)%
Total return – Legacy 1 Class Units	5.91%	(15.30)%
Total return – Legacy 2 Class Units	5.85%	(15.35)%
Total return – Global 1 Class Units	6.04%	(15.18)%
Total return – Global 2 Class Units	5.98%	(15.23)%
Total return – Global 3 Class Units	5.87%	(15.60)%

Grant Park’s total net asset value at March 31, 2021 was approximately $46.4 million, at December 31, 2020 was approximately $45.2 million, and at March 31, 2020 was approximately $51.0 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding the swap transactions and securities, for the three months ended March 31, 2021 and 2020.

	% Gain (Loss)
	Three Months Ended
	March 31,
	2021	2020

Agriculturals	0.8%	0.3%
Currencies	(0.6)	0.9
Energy	2.6	1.1
Interest rates	0.2	3.6
Meats	0.2	0.3
Metals	—	0.7
Soft commodities	0.8	—
Stock indices	1.7	(7.5)
Forward currency contracts	0.7	0.5

Total	6.4%	(0.1)%

Three months ended March 31, 2021 compared to three months ended March 31, 2020

For the three months ended March 31, 2021, Grant Park had a positive return of 5.7% for the Class A units, a positive return of 5.5% for the Class B units, a positive return of 5.9% for the Legacy 1 Class units, a positive return of 5.9% for the Legacy 2 Class units, a positive return of 6.0% for the Global 1 Class units, a positive return of 6.0% for the Global 2 Class units, and a positive return of 5.9% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 6.4% which were increased by gains of 1.6% from swap transactions and securities and increased by gains of 0.1% from interest and dividend income. These trading gains were decreased by 2.4% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2020, Grant Park had a negative return of 15.8% for the Class A units, a negative return of 15.9% for the Class B units, a negative return of 15.3% for the Legacy 1 Class units, a negative return of 15.4% for the Legacy 2 Class units, a negative return of 15.2% for the Global 1 Class units, a negative return of 15.2% for the Global 2 Class units, and a negative return of 15.6% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading losses of 0.1% which were increased by losses of 15.9% from swap transactions and decreased by gains of 0.5% from interest and dividend income. These trading losses were increased by 0.2% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three months ended March 31, 2021

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

Key trading developments for Grant Park during the first three months of 2021 included the following:

January. Grant Park recorded gains during the month. Class A units were up 0.13%, Class B units were up 0.08%, Legacy 1 Class units were up 0.29%, Legacy 2 Class units were up 0.27%, Global 1 Class units were up 0.33%, Global 2 Class units were up 0.31% and Global 3 Class units were up 0.20%. Overall Grant Park performance was positive, led by gains across multiple sectors. Positive performance in agriculturals was driven by positions in corn, cotton, lumber, canola and soybeans. Positive performance in fixed income was led by positions in U.S. 10-year Treasury Notes and Italian government bonds. Performance in equities was positive and was driven by positions in the OMX 30 Index and the MSCI Emerging Markets Index. Performance in energies was driven by gains in crude oil positions. Negative performance in metals was driven by positions in gold. Performance in currencies was negative and was led by positions in the euro, Japanese yen and the Mexican peso.

February. Grant Park recorded gains during the month. Class A units were up 5.26%, Class B units were up 5.23%, Legacy 1 Class units were up 5.07%, Legacy 2 Class units were up 5.05%, Global 1 Class units were up 5.12%, Global 2 Class units were up 5.10% and Global 3 Class units were up 5.30%. Overall Grant Park performance was positive, led by gains across multiple sectors. Performance in energies was positive, driven by gains in crude oil, gasoline blendstock and heating oil positions. Positive performance in agriculturals was driven by positions in cotton, sugar, soybeans and lumber. Positive performance in fixed income was led by positions in Italian government bonds, gilts, Canadian bonds and German bunds. Performance in equities was positive and was driven by positions in the Nikkei 225, S&P Canada and OMX 30 Indices. Positive performance in metals was driven by positions in copper, aluminum and nickel. Performance in currencies was slightly negative and was led by positions in the Swiss franc, euro, Japanese yen and the Mexican peso.

March. Grant Park recorded gains during the month. Class A units were up 0.25%, Class B units were up 0.17%, Legacy 1 Class units were up 0.50%, Legacy 2 Class units were up 0.49%, Global 1 Class units were up 0.55%, Global 2 Class units were up 0.53% and Global 3 Class units were up 0.35%. Overall Grant Park performance was positive, as gains in equities, energies and currencies were somewhat offset by losses in fixed income, agriculturals and metals. Positive performance in equities was driven by gains from the OMX 30, Dax and Russell 2000 Indices. Performance in energies was positive and was driven by positions in brent oil, gas oil and natural gas. Performance in currencies was positive and was led by positions in the euro, Swiss franc and the Japanese yen. Performance in fixed income was negative, driven by performance in U.S. 10-year notes, Italian government bonds, German bunds and Japanese government bond positions. Negative performance in agriculturals was driven by positions in cotton and sugar. Negative performance in metals was driven by positions in gold, nickel and copper.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of March 31, 2021 and December 31, 2020 and the trading gains/losses by market category for the three months ended March 31, 2021 and the year ended December 31, 2020. All open position trading risk exposures of Grant

Park, except for the swap transactions, have been included in calculating the figures set forth below. As of March 31, 2021, Grant Park’s net asset value was approximately $46.4 million. As of December 31, 2020, Grant Park’s net asset value was approximately $45.2 million.

	March 31, 2021
Market Sector	Value at Risk*	Trading Gain/(Loss)

Interest rates	0.4%	0.2%
Stock indices	0.3	1.7
Agriculturals/softs/meats	0.2	1.8
Metals	0.2	—
Currencies & Forward currency contracts	0.2	0.1
Energy	0.2	2.6
Aggregate/Total	0.9%	6.4%

	December 31, 2020
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.4%	(2.3)%
Agriculturals/softs/meats	0.3	3.5
Metals	0.3	2.8
Currencies & Forward currency contracts	0.2	0.4
Energy	0.2	(0.5)
Interest rates	0.1	3.7

Aggregate/Total	0.9%	7.6%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of March 31, 2021, by market sector.

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

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of March 31, 2021.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2020, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There are no Grant Park units authorized for issuance under equity compensation plans. There have been no sales of unregistered securities of Grant Park during the quarter ended March 31, 2021. In addition, Grant Park did not repurchase any units under a formal repurchase plan. All Grant Park unit redemptions were in the ordinary course of business during the quarter ended March 31, 2021. There have not been any purchases of units by Grant Park or any affiliated purchasers during the quarter ended March 31, 2021.

Item 6.  Exhibits

(a)Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: May 17, 2021	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)