Form 10-Q
period 2021-06-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2021-08-16
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED June 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Equity in brokers' trading accounts:
Cash	$7,517,619	$9,659,503
Net unrealized gain (loss) on open futures contracts	115,550	1,563,838
Net unrealized gain (loss) on open forward currency contracts	—	(63,929)
Net unrealized gain (loss) on open swap contracts	(576,995)	(1,420,571)
Total equity in brokers' trading accounts	7,056,174	9,738,841
Cash and cash equivalents	5,249,782	4,887,405
Securities owned, at fair value (cost $33,771,875 and $32,419,952, respectively)	33,627,751	32,199,809
Interest and dividend receivable, net	—	2,628
Total assets	$45,933,707	$46,828,683
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$223,680	$237,272
Accrued incentive fees	414,058	210,546
Organization and offering costs payable	10,684	11,070
Accrued operating expenses	9,440	9,734
Redemptions payable to limited partners	704,819	1,097,230
Interest and other liabilities	2,694	25,250
Total liabilities	1,365,375	1,591,102
Partners' Capital (Net Asset Value)
General Partner
Class A (231.29 and 307.34 units outstanding at June 30, 2021 and December 31, 2020, respectively)	226,108	276,860
Legacy 2 Class (263.13 units outstanding at both June 30, 2021 and December 31, 2020)	215,075	197,003
Global 1 Class (0.00 and 392.74 units outstanding at June 30, 2021 and December 31, 2020, respectively)	—	306,534
Global 2 Class (231.81 units outstanding at both June 30, 2021 and December 31, 2020)	192,765	176,124

Limited Partners
Class A (3,695.61 and 3,720.55 units outstanding at June 30, 2021 and December 31, 2020, respectively)	3,612,732	3,351,509
Class B (34,849.48 and 38,806.88 units outstanding at June 30, 2021 and December 31, 2020, respectively)	27,210,500	28,009,494
Legacy 1 Class (468.82 and 479.12 units outstanding at June 30, 2021 and December 31, 2020, respectively)	395,905	370,186
Legacy 2 Class (140.55 units outstanding at both June 30, 2021 and December 31, 2020)	114,878	105,224
Global 1 Class (14,278.42 and 15,405.71 units outstanding at June 30, 2021 and December 31, 2020, respectively)	12,211,368	12,024,149
Global 2 Class (457.52 and 543.13 units outstanding at June 30, 2021 and December 31, 2020, respectively)	380,471	412,668
Global 3 Class (12.62 units outstanding at both June 30, 2021 and December 31, 2020)	8,530	7,830
Total partners' capital (net asset value)	44,568,332	45,237,581
Total liabilities and partners' capital (net asset value)	$45,933,707	$46,828,683

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

June 30, 2021

(Unaudited)

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$16,151	0.04%	$(21,712)	(0.05)%	$(5,561)	(0.01)%
Currencies	(195,987)	(0.44)%	199,554	0.45%	3,567	0.01%
Energy	362,385	0.81%	(10,620)	(0.02)%	351,765	0.79%
Interest rates	31,307	0.07%	27,377	0.06%	58,684	0.13%
Meats	(10,831)	(0.02)%	—	—%	(10,831)	(0.02)%
Metals	(100,994)	(0.23)%	1,395	—%	(99,599)	(0.23)%
Soft commodities	37,583	0.08%	3,068	0.01%	40,651	0.09%
Stock indices	115,338	0.26%	(47,343)	(0.11)%	67,995	0.15%
Total U.S. Futures Positions	254,952		151,719		406,671

Foreign Futures Positions:
Interest rates	42,079	0.09%	(210,549)	(0.47)%	(168,470)	(0.38)%
Metals	9,061	0.02%	(70,435)	(0.16)%	(61,374)	(0.14)%
Soft commodities	16,800	0.04%	—	—%	16,800	0.04%
Stock indices	(73,492)	(0.16)%	(4,585)	(0.01)%	(78,077)	(0.17)%
Total Foreign Futures Positions	(5,552)		(285,569)		(291,121)
Total Futures Contracts	$249,400	0.56%	$(133,850)	(0.30)%	$115,550	0.26%

Swap Contracts
Deutsche Bank total return swap, Termination date June 30, 2025	$(576,995)	(1.29)%	$—	—%	$(576,995)	(1.29)%

Total Futures and Swap Contracts	$(327,595)	(0.73)%	$(133,850)	(0.30)%	$(461,445)	(1.03)%
*	No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2021

(Unaudited)

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$5,396,000	9/22/2022-5/6/2024	Federal Farm Credit Banks, 0.2%-0.4%	$5,397,941	12.11%
5,500,000	4/15/2024-6/28/2024	Federal Home Loan Banks, 0.4%-0.5%	5,502,745	12.35%
2,000,000	9/28/2023	Federal Home Loan Mortgage Corp., 0.3%	2,001,550	4.49%
6,000,000	8/24/2023-12/15/2023	Federal National Mortgage Assoc., 0.3%-0.4%	6,005,310	13.47%
	Total U.S. Government-sponsored enterprises (cost $18,893,877) **		$18,907,546	42.42%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$3,000,000	8/12/2021	U.S. Treasury bill, 0.1%	$2,999,614	6.73%
2,000,000	12/30/2021	Other U.S. Treasury bills, 0.0% **	1,999,565	4.49%
2,000,000	5/31/2023	U.S. Treasury note, 0.2%	1,996,991	4.48%
	Total U.S. Government securities (cost $6,993,011)		$6,996,170	15.70%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
305,000	U.S. Exchange-traded funds (cost $7,884,987) **	$7,724,035	17.33%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $33,771,875)	$33,627,751	75.45%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

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

*

No individual futures and forward currency contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2020

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,500,000	2/10/2023	Federal Agricultural Mortgage Corp., 1.7%	$2,516,450	5.56%
2,000,000	9/22/2022	Federal Farm Credit Banks, 0.2%	2,000,350	4.42%
4,500,000	6/30/2023-9/28/2023	Federal Home Loan Mortgage Corp., 0.3%-0.5%	4,501,581	9.95%
6,000,000	8/24/2023-12/15/2023	Federal National Mortgage Assoc., 0.3%-0.4%	6,005,310	13.28%
	Total U.S. Government-sponsored enterprises (cost $14,999,285)		$15,023,691	33.21%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$10,000,000	3/25/2021-8/12/2021	U.S. Treasury bills, 1.0% (cost $9,994,752)	$9,996,048	22.10%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
38,000	Amplify High Income ETF	$605,340	1.34%
85,000	Highland/iBoxx Senior Loan ETF	1,361,700	3.01%
50,000	Invesco Preferred ETF	763,000	1.69%
10,000	iShares Floating Rate Bond ETF	507,200	1.12%
10,000	BlackRock Short Maturity Bond ETF	501,700	1.11%
12,000	PIMCO Enhanced Short Maturity Active ETF	1,224,480	2.71%
55,000	SPDR Bloomberg Barclays Short Term High Yield Bond ETF	1,482,250	3.27%
15,000	VanEck Vectors Fallen Angel High Yield Bond ETF	481,500	1.06%
10,000	Other Exchange-traded funds**	252,900	0.56%
	Total U.S. Exchange-traded funds (cost $7,425,915)	$7,180,070	15.87%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $32,419,952)	$32,199,809	71.18%

** No individual position constituted greater than 1 percent of partners’ capital (net asset value).

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(Unaudited)		(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$3,027,117	$1,160,943	$6,523,246	$290,839
Change in unrealized	(591,508)	(552,536)	(1,448,288)	21,032
Commissions	(171,534)	(188,675)	(341,351)	(388,822)
Net gains (losses) from futures trading	2,264,075	419,732	4,733,607	(76,951)

Net gain (loss) from forward currency trading
Realized	(55,454)	(14,955)	22,721	150,483
Change in unrealized	(167,234)	(3,507)	63,929	75,919
Commissions	(1,292)	(1,578)	(2,576)	(5,348)
Net gains (losses) from forward currency trading	(223,980)	(20,040)	84,074	221,054

Net gain (loss) from swap trading
Change in unrealized	112,775	383,266	843,576	(7,725,789)
Net gains (losses) from swap trading	112,775	383,266	843,576	(7,725,789)

Net gain (loss) from securities
Realized	—	(645)	27,807	(645)
Change in unrealized	73,383	390,085	57,684	(447,556)
Net gains (losses) from securities	73,383	389,440	85,491	(448,201)

Net trading gains (losses)	2,226,253	1,172,398	5,746,748	(8,029,887)

Net investment income (loss)
Income
Interest income	(17,677)	72,954	(5,522)	214,719
Dividend income	52,083	85,490	102,034	171,557
Total income	34,406	158,444	96,512	386,276
Expenses from operations
Brokerage charge	557,002	586,807	1,109,560	1,245,636
Incentive fees	308,823	842	732,146	62,661
Organizational and offering costs	33,481	35,954	66,726	77,925
Operating expenses	29,553	31,398	58,838	67,935
Total expenses	928,859	655,001	1,967,270	1,454,157
Net investment loss	$(894,453)	$(496,557)	$(1,870,758)	$(1,067,881)
Net income (loss)	$1,331,800	$675,841	$3,875,990	$(9,097,768)

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period:
General Partner & Limited Partner Class A Units	$25.80	$9.82	$76.77	$(146.75)
General Partner & Limited Partner Class B Units	$19.39	$6.83	$59.03	$(120.49)
General Partner & Limited Partner Legacy 1 Class Units	$26.17	$12.42	$71.83	$(114.88)
General Partner & Limited Partner Legacy 2 Class Units	$24.87	$11.61	$68.68	$(112.44)
General Partner & Limited Partner Global 1 Class Units	$27.55	$13.52	$74.73	$(113.50)
General Partner & Limited Partner Global 2 Class Units	$26.33	$12.71	$71.78	$(111.57)
General Partner & Limited Partner Global 3 Class Units	$19.03	$7.97	$55.46	$(97.68)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Six Months Ended June 30, 2021

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount
Partners’ capital,
December 31, 2020	307.34	$276,860	3,720.55	$3,351,509	—	$—	38,806.88	$28,009,494	—	$—	479.12	$370,186	263.13	$197,003	140.55	$105,224
Redemptions	—	—	—	—	—	—	(1,083.09)	(815,848)	—	—	—	—	—	—	—	—
Transfers in (out)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	15,663	—	189,612	—	—	—	1,529,653	—	—	—	21,875	—	11,528	—	6,158
Partners’ capital,
March 31, 2021	307.34	$292,523	3,720.55	$3,541,121	—	$—	37,723.79	$28,723,299	—	$—	479.12	$392,061	263.13	$208,531	140.55	$111,382
Redemptions	(76.05)	(75,000)	(24.94)	(24,380)	—	—	(2,874.31)	(2,276,744)	—	—	(10.30)	(8,739)	—	—	—	—
Transfers in (out)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	8,585	—	95,991	—	—	—	763,945	—	—	—	12,583	—	6,544	—	3,496
Partners’ capital,
June 30, 2021	231.29	$226,108	3,695.61	$3,612,732	—	$—	34,849.48	$27,210,500	—	$—	468.82	$395,905	263.13	$215,075	140.55	$114,878

Net asset value per General Partner and Limited Partner unit at December 31, 2020		$900.81				$721.77				$772.63				$748.69

Net asset value per General Partner and Limited Partner unit at March 31, 2021		$951.78				$761.41				$818.29				$792.50

Net asset value per General Partner and Limited Partner unit at June 30, 2021		$977.58				$780.80				$844.46				$817.37

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Six Months Ended June 30, 2021

(Unaudited)

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2020	392.74	$306,534	15,405.71	$12,024,149	231.81	$176,124	543.13	$412,668	—	$—	12.62	$7,830	$45,237,581
Redemptions	—	—	(705.66)	(573,890)	—	—	(25.76)	(19,633)	—	—	—	—	(1,409,371)
Transfers in (out)	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	18,527	—	716,597	—	10,538	—	23,579	—	—	—	460	2,544,190
Partners’ capital,
March 31, 2021	392.74	$325,061	14,700.05	$12,166,856	231.81	$186,662	517.37	$416,614	—	$—	12.62	$8,290	$46,372,400
Redemptions	(392.74)	(337,306)	(421.63)	(362,761)	—	—	(59.85)	(50,938)	—	—	—	—	(3,135,868)
Transfers in (out)	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	12,245	—	407,273	—	6,103	—	14,795	—	—	—	240	1,331,800
Partners’ capital,
June 30, 2021	—	$—	14,278.42	$12,211,368	231.81	$192,765	457.52	$380,471	—	$—	12.62	$8,530	$44,568,332

Net asset value per General Partner and Limited Partner unit at December 31, 2020		$780.50				$759.80				$620.27

Net asset value per General Partner and Limited Partner unit at March 31, 2021		$827.68				$805.25				$656.70

Net asset value per General Partner and Limited Partner unit at June 30, 2021		$855.23				$831.58				$675.73

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

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Six Months Ended June 30, 2020

(Unaudited)

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2019	392.74	$328,671	18,241.21	$15,265,460	231.81	$189,151	614.97	$501,820	—	$—	477.23	$323,221	$63,185,907
Redemptions	—	—	(1,266.67)	(953,528)	—	—	(24.64)	(18,162)	—	—	(59.93)	(34,260)	(2,374,761)
Net income (loss)	—	(49,883)	—	(2,262,503)	—	(28,810)	—	(75,319)	—	—	—	(50,417)	(9,773,609)
Partners’ capital,
March 31, 2020	392.74	$278,788	16,974.54	$12,049,429	231.81	$160,341	590.33	$408,339	—	$—	417.30	$238,544	$51,037,537
Redemptions	—	—	(619.71)	(449,393)	—	—	—	—	—	—	—	—	(5,627,100)
Transfer in (out)	—	—	9.61	6,983	—	—	—	—	—	—	(11.97)	(6,983)	—
Net income (loss)	—	5,307	—	230,486	—	2,948	—	7,507	—	—	—	3,370	675,841
Partners’ capital,
June 30, 2020	392.74	$284,095	16,364.44	$11,837,505	231.81	$163,289	590.33	$415,846	—	$—	405.33	$234,931	$46,086,278

Net asset value per General Partner and Limited Partner unit at December 31, 2019		$836.87				$815.99				$677.29

Net asset value per General Partner and Limited Partner unit at March 31, 2020		$709.85				$691.71				$571.64

Net asset value per General Partner and Limited Partner unit at June 30, 2020		$723.37				$704.42				$579.61

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

GP 1, LLC (“GP 1”)          GP 5, LLC (“GP 5”)          GP 11, LLC (“GP 11”)

GP 3, LLC (“GP 3”)          GP 8, LLC (“GP 8”)          GP 18, LLC (“GP 18”)

GP 4, LLC (“GP 4”)          GP 9, LLC (“GP 9”)

There were no assets allocated to GP 1, GP 9 and GP 11 as of June 30, 2021 and December 31, 2020.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed. As of June 30, 2021, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2017.

Organization and offering costs: The General Partner has incurred all expenses in connection with the organization and the continuous public offering of partnership interests and is reimbursed by the Partnership. In addition, the General Partner continues to compensate wholesalers for services rendered to certain Limited Partners. This reimbursement is made monthly and the reimbursement amounts are listed by class in Note 5. In no event, however, will the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any prior year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the organization and the continuous public offering expenses are charged to expense from operations at the time of reimbursement or accrual. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. As of June 30, 2021, unreimbursed organization and offering costs incurred by the General Partner were approximately $74,000 and may be reimbursed by the Partnership in the future.

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

Changes in the value of the swap agreements are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. The final exchange amount based on the swap value at the termination of the swap agreement will be recorded as a realized gain or loss in the consolidated statement of operations. Through its Trading Companies, the Partnership has entered into a total return swap with Deutsche Bank AG. The Partnership maintains cash as collateral to secure its obligations under the swap. As of June 30, 2021 and December 31, 2020, the notional value of the swap was $8,688,769 and $9,589,399, respectively, and the cash margin balance was $2,250,000 and $4,650,000, respectively, which is included in equity in brokers’ trading accounts on the consolidated statements of financial condition. The swap effective July 1, 2015 has a termination date of June 30, 2025. The swap effective April 5, 2016 had a termination date of April 30, 2024 and was terminated effective July 1, 2020.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the periods ended June 30, 2021 and 2020, substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

Recent accounting pronouncements: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, and in January 2021 issued ASU 2021-01, Reference Rate Reform, which is an update to ASU 2020-04 . The amendments in ASU 2020-04 and ASU 2021-01 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Partnership is currently evaluating the impact of the guidance on the Partnership's consolidated financial statements and disclosures. The Partnership did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2021.

Interim financial statements: The consolidated financial statements included herein were prepared by us without audit according to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year or for any other period.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Form 10-K previously filed with the SEC.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

Assets and Liabilities	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$115,550	$—	$—	$115,550
Swap contracts	—	(576,995)	—	(576,995)
Cash and cash equivalents
U.S. money market fund	5,246,209	—	—	5,246,209
Securities owned
U.S. Government-sponsored enterprises	—	18,907,546	—	18,907,546
U.S. Government securities	—	6,996,170	—	6,996,170
U.S. Exchange-traded funds	7,724,035	—	—	7,724,035
Total	$13,085,794	$25,326,721	$—	$38,412,515

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 10. See the consolidated condensed schedule of investments for detail by sector.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

Assets and Liabilities	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$1,563,838	$—	$—	$1,563,838
Forward currency contracts	—	(63,929)	—	(63,929)
Swap contracts	—	(1,420,571)	—	(1,420,571)
Cash and cash equivalents
U.S. money market fund	4,876,725	—	—	4,876,725
Securities owned
U.S. Government-sponsored enterprises	—	15,023,691	—	15,023,691
U.S. Government securities	—	9,996,048	—	9,996,048
U.S. Exchange-traded funds	7,180,070	—	—	7,180,070
Total	$13,620,633	$23,535,239	$—	$37,155,872

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 10. See the consolidated condensed schedule of investments for detail by sector.

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the six months ended June 30, 2021 and year ended December 31, 2020.

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

Note 4. Commodity Trading Advisors and Reference Traders

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors or through swap transactions based on reference programs of such advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. As of June 30, 2021, the commodity trading advisors are EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP (“Episteme”), Quantica Capital AG (“Quantica”) and Sterling Partners Quantitative Investments LLC (“Sterling”) (collectively, the “Advisors”). The Partnership will obtain the equivalent of net profits or net losses generated by H2O AM LLP (“H2O”) and as a reference trader (“Reference Trader”) through an off-exchange swap transaction and will not allocate assets to H2O directly. The Advisors and Reference Trader are paid a quarterly consulting fee, directly or through swap transactions, ranging from 0.2 percent to 1 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee, directly or through swap transactions, ranging from 0 percent to 20 percent of the new trading profits on the allocated net assets of the Advisor or Reference Trader.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $557,002 and $1,109,560, respectively, for the three and six months ended June 30, 2021 and $586,807 and $1,245,636, respectively, for the three and six months ended June 30, 2020, are shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $33,481 and $66,726, respectively, for the three and six months ended June 30, 2021 and $35,954 and $77,925, respectively, for the three and six months ended June 30, 2020, are shown on the consolidated statements of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed, at the General Partner’s discretion, pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $29,553 and $58,838, respectively, for the three and six months ended June 30, 2021 and $31,398 and $67,935, respectively, for the three and six months ended June 30, 2020, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the general partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership. The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period. For the three and six months ended June 30, 2021, EMC was paid approximately $23,200 and $45,400, respectively, in

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

consulting fees and $12,300 and $57,700, respectively, in incentive fees. For the three and six months ended June 30, 2020, EMC was paid approximately $19,400 and $39,300, respectively, in consulting fees and no incentive fees.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Total return – Class A Units	2.71%	1.18%	8.52%	(14.79)%
Total return – Class B Units	2.55%	1.02%	8.18%	(15.07)%
Total return – Legacy 1 Class Units	3.20%	1.76%	9.30%	(13.80)%
Total return – Legacy 2 Class Units	3.14%	1.70%	9.17%	(13.91)%
Total return – Global 1 Class Units	3.33%	1.90%	9.58%	(13.56)%
Total return – Global 2 Class Units	3.27%	1.84%	9.45%	(13.67)%
Total return – Global 3 Class Units	2.90%	1.39%	8.94%	(14.42)%
Ratios as a percentage of average net assets:
Expenses prior to incentive fees (1)	5.39%	5.36%	5.39%	5.13%
Incentive fees (2)	0.67%	0.00%	1.60%	0.12%
Total expenses	6.06%	5.36%	6.99%	5.25%
Net investment loss (1) (3)	(5.09)%	(4.06)%	(4.97)%	(3.71)%

(1)	Annualized.
(2)	Not annualized.
(3)	Excludes incentive fee.

The expense ratios above are computed based upon the weighted average net assets of the Partnership for the three and six months ended June 30, 2021 and 2020 (annualized).

The following per unit performance calculations reflect activity related to the Partnership for the three and six months ended June 30, 2021 and 2020.

Class A Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$951.78	$835.53	$900.81	$992.10
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	45.33	18.97	116.00	(127.83)
Net investment loss*	(19.53)	(9.15)	(39.23)	(18.92)
Total income (loss) from operations	25.80	9.82	76.77	(146.75)
Net asset value per unit at end of period	$977.58	$845.35	$977.58	$845.35

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Class B Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$761.41	$672.46	$721.77	$799.78
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	36.58	15.55	93.29	(102.50)
Net investment loss*	(17.19)	(8.72)	(34.26)	(17.99)
Total income (loss) from operations	19.39	6.83	59.03	(120.49)
Net asset value per unit at end of period	$780.80	$679.29	$780.80	$679.29

Legacy 1 Class Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$818.29	$704.98	$772.63	$832.28
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	38.92	16.02	99.62	(107.53)
Net investment loss*	(12.75)	(3.60)	(27.79)	(7.35)
Total income (loss) from operations	26.17	12.42	71.83	(114.88)
Net asset value per unit at end of period	$844.46	$717.40	$844.46	$717.40

Legacy 2 Class Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$792.50	$684.22	$748.69	$808.27
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	37.56	15.53	96.32	(104.41)
Net investment loss*	(12.69)	(3.92)	(27.64)	(8.03)
Total income (loss) from operations	24.87	11.61	68.68	(112.44)
Net asset value per unit at end of period	$817.37	$695.83	$817.37	$695.83

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Global 1 Class Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$827.68	$709.85	$780.50	$836.87
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	39.54	16.15	101.14	(108.10)
Net investment loss*	(11.99)	(2.63)	(26.41)	(5.40)
Total income (loss) from operations	27.55	13.52	74.73	(113.50)
Net asset value per unit at end of period	$855.23	$723.37	$855.23	$723.37

Global 2 Class Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$805.25	$691.71	$759.80	$815.99
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	38.86	15.70	98.61	(105.44)
Net investment loss*	(12.53)	(2.99)	(26.83)	(6.13)
Total income (loss) from operations	26.33	12.71	71.78	(111.57)
Net asset value per unit at end of period	$831.58	$704.42	$831.58	$704.42

Global 3 Class Units	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$656.70	$571.64	$620.27	$677.29
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	31.15	12.98	79.78	(87.24)
Net investment loss*	(12.12)	(5.01)	(24.32)	(10.44)
Total income (loss) from operations	19.03	7.97	55.46	(97.68)
Net asset value per unit at end of period	$675.73	$579.61	$675.73	$579.61

* Net investment loss per unit is calculated by dividing the expenses net of interest income by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

Note 8. Trading Activities and Related Risks

The Partnership, through its Advisors or swap transactions based on reference programs of such advisors, engages in the speculative trading of a variety of instruments, which may include U.S. and foreign futures contracts, options on U.S. and foreign futures contracts and forward contracts and other derivative instruments including swap contracts (collectively, derivatives; see Note 10). These derivatives include both financial and nonfinancial contracts held as part of a diversified trading strategy. Additionally, the Partnership’s speculative trading may include equities and

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

exchange-traded funds. The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs, interbank market makers and swap counterparties at June 30, 2021 and December 31, 2020 was $7,517,619 and $9,659,503, respectively, which was 16.87% and 21.35% of the net asset value, respectively, and is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

For the three and six months ended June 30, 2021, the monthly average number of futures contracts bought and sold was 5,978 and 5,112, respectively, and the monthly average number of forward contracts bought and sold was 160 and 117, respectively. For the three and six months ended June 30, 2020, the monthly average number of futures contracts bought and sold was 3,329 and 4,038, respectively, and the monthly average number of forward contracts bought and sold was 217 and 307, respectively. There were no swap contracts bought or sold during the three and six months ended June 30, 2021 and 2020, respectively. The following tables summarize the quantitative information required by FASB ASC 815:

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Fair Values of Derivative Instruments at June 30, 2021 and December 31, 2020

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	June 30, 2021	June 30, 2021	Fair Value

Agriculturals contracts	Net Unrealized gain (loss) on open futures contracts	$22,175	$(27,736)	$(5,561)

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	201,324	(197,757)	3,567

Energy contracts	Net Unrealized gain (loss) on open futures contracts	408,919	(57,154)	351,765

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	190,709	(300,495)	(109,786)

Meats contracts	Net Unrealized gain (loss) on open futures contracts	4,430	(15,261)	(10,831)

Metals contracts	Net Unrealized gain (loss) on open futures contracts	116,364	(277,337)	(160,973)

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	69,319	(11,868)	57,451

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	134,921	(145,003)	(10,082)

		$1,148,161	$(1,032,611)	$115,550

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$—	$—	$—

Swap contracts*	Net Unrealized gain (loss) on open swap contracts	$—	$(576,995)	$(576,995)

*At June 30, 2021, the sector exposure of the CTA index underlying the swap was:

Deutsche Bank total return swap, termination date June 30, 2025
Interest rate contracts	38%
Stock indices contracts	20%
Forward currency contracts	42%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	December 31, 2020	December 31, 2020	Fair Value

Agriculturals contracts	Net Unrealized gain (loss) on open futures contracts	$497,774	$(1,962)	$495,812

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	184,052	(9,147)	174,905

Energy contracts	Net Unrealized gain (loss) on open futures contracts	273,682	(142,530)	131,152

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	120,357	(154,791)	(34,434)

Meats contracts	Net Unrealized gain (loss) on open futures contracts	17,160	(4,135)	13,025

Metals contracts	Net Unrealized gain (loss) on open futures contracts	408,111	(84,566)	323,545

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	283,819	(50,031)	233,788

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	283,402	(57,357)	226,045

		$2,068,357	$(504,519)	$1,563,838

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$62,001	$(125,930)	$(63,929)

Swap contracts*	Net Unrealized gain (loss) on open swap contracts	$—	$(1,420,571)	$(1,420,571)

*At December 31, 2020, the sector exposure of the CTA index underlying the swap was:

Deutsche Bank total return swap, termination date June 30, 2025
Interest rate contracts	59%
Stock indices contracts	13%
Forward currency contracts	28%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020

		Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Type of Contract		June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Agriculturals contracts	Net gain (loss) from futures trading	$827,829	$(344,256)	$1,188,967	$(173,223)
Currencies contracts	Net gain (loss) from futures trading	166,269	(147,901)	(109,582)	279,608
Energy contracts	Net gain (loss) from futures trading	636,861	(84,987)	1,853,585	483,710
Interest rates contracts	Net gain (loss) from futures trading	328,245	276,356	417,860	2,133,625
Meats contracts	Net gain (loss) from futures trading	(70,061)	12,789	28,703	156,460
Metals contracts	Net gain (loss) from futures trading	233,042	94,563	214,067	445,599
Soft commodities contracts	Net gain (loss) from futures trading	326,508	(55,254)	708,244	(52,967)
Stock indices contracts	Net gain (loss) from futures trading	(13,084)	857,097	773,114	(2,960,941)
	Net gain (loss) from futures trading	2,435,609	608,407	5,074,958	311,871
Forward currency contracts	Net gain (loss) from forward currency trading	(222,688)	(18,462)	86,650	226,402
Swap contracts	Net gain (loss) from swap trading	112,775	383,266	843,576	(7,725,789)

Total		$2,325,696	$973,211	$6,005,184	$(7,187,516)

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Line Item in Consolidated Statements of Operations	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Net gain (loss) from futures trading
Realized	$3,027,117	$1,160,943	$6,523,246	$290,839
Change in unrealized	(591,508)	(552,536)	(1,448,288)	21,032
Total realized and change in unrealized net gain (loss) from futures trading	$2,435,609	$608,407	$5,074,958	$311,871

Net gain (loss) from forward currency trading
Realized	$(55,454)	$(14,955)	$22,721	$150,483
Change in unrealized	(167,234)	(3,507)	63,929	75,919
Total realized and change in unrealized net gain (loss) from forward currency trading	$(222,688)	$(18,462)	$86,650	$226,402

Net gain (loss) from swap trading
Change in unrealized	$112,775	$383,266	$843,576	$(7,725,789)
Total realized and change in unrealized net gain (loss) from swap trading	$112,775	$383,266	$843,576	$(7,725,789)

Total realized and change in unrealized net gain (loss) from futures, forward currency and swap trading	$2,325,696	$973,211	$6,005,184	$(7,187,516)

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition:

Offsetting of Derivative Assets

As of June 30, 2021

			Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$1,148,161	$(1,032,611)	$115,550
Swap contracts	—	(576,995)	(576,995)
Total derivatives	$1,148,161	$(1,609,606)	$(461,445)

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Offsetting of Derivative Liabilities

As of June 30, 2021

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$1,032,611	$(1,032,611)	$—
Swap contracts	576,995	(576,995)	—
Total derivatives	$1,609,606	$(1,609,606)	$—

Derivative Assets and Liabilities and Collateral Received by Counterparty

As of June 30, 2021

		Gross Amounts Not Offset in the Consolidated
		Statements of Financial Condition
	Net Amount of
	Unrealized Gain/(Loss)
	Presented in
	the Consolidated
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Pledged	Net Amount

ADM Investor Services, Inc.	$(84,738)	$—	$84,738	$—
Deutsche Bank AG	(576,995)	—	576,995	—
Rosenthal Collins Group Division of Marex Spectron	260,845	—	—	260,845
SG Americas Securities, LLC	(60,557)	—	60,557	—
Total	$(461,445)	$—	$722,290	$260,845

Offsetting of Derivative Assets

As of December 31, 2020

			Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$2,068,357	$(504,519)	$1,563,838
Forward currency contracts	62,001	(125,930)	(63,929)
Swap contracts	—	(1,420,571)	(1,420,571)
Total derivatives	$2,130,358	$(2,051,020)	$79,338

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

Derivative Assets and Liabilities and Collateral Received by Counterparty

As of December 31, 2020

		Gross Amounts Not Offset in the Consolidated
		Statements of Financial Condition
	Net Amount of
	Unrealized Gain/(Loss)
	Presented in
	the Consolidated
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Pledged	Net Amount

ADM Investor Services, Inc.	$304,358	$—	$—	$304,358
Deutsche Bank AG	(1,420,571)	—	1,420,571	—
Rosenthal Collins Group Division of Marex Spectron	112,762	—	—	112,762
SG Americas Securities, LLC	1,082,789	—	—	1,082,789
Total	$79,338	$—	$1,420,571	$1,499,909

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through date of issuance of the accompanying consolidated financial statements. There are no subsequent events to disclose or record.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with our unaudited financial statements and related notes thereto included elsewhere in this quarterly report on form 10-Q.

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and six months ended June 30, 2021 and 2020, are set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Total return – Class A Units	2.71%	1.18%	8.52%	(14.79)%
Total return – Class B Units	2.55%	1.02%	8.18%	(15.07)%
Total return – Legacy 1 Class Units	3.20%	1.76%	9.30%	(13.80)%
Total return – Legacy 2 Class Units	3.14%	1.70%	9.17%	(13.91)%
Total return – Global 1 Class Units	3.33%	1.90%	9.58%	(13.56)%
Total return – Global 2 Class Units	3.27%	1.84%	9.45%	(13.67)%
Total return – Global 3 Class Units	2.90%	1.39%	8.94%	(14.42)%

Grant Park’s total net asset value at June 30, 2021 was approximately $44.6 million, at December 31, 2020 was approximately $45.2 million, and at June 30, 2020 was approximately $46.1 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding the swap transactions and securities, for the three and six months ended June 30, 2021 and 2020.

	% Gain (Loss)		% Gain (Loss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Agriculturals	1.8%	(0.7)%	2.6%	(0.5)%
Currencies	0.3	(0.3)	(0.3)	0.5
Energy	1.4	(0.2)	4.1	0.8
Interest rates	0.7	0.5	0.9	3.7
Meats	(0.2)	—	—	0.3
Metals	0.4	0.2	0.4	0.8
Soft commodities	0.7	(0.1)	1.5	(0.1)
Stock indices	—	1.8	1.7	(5.0)
Forward currency contracts	(0.5)	—	0.2	0.4

Total	4.6%	1.2%	11.1%	0.9%

Three months ended June 30, 2021 compared to three months ended June 30, 2020

For the three months ended June 30, 2021, Grant Park had a positive return of 2.7% for the Class A units, a positive return of 2.6% for the Class B units, a positive return of 3.2% for the Legacy 1 Class units, a positive return of 3.1% for the Legacy 2 Class units, a positive return of 3.3% for the Global 1 Class units, a positive return of 3.3% for the Global 2 Class units, and a positive return of 2.9% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 4.6% which were increased by gains of 0.4% from swap transactions and securities and increased by gains of 0.1% from interest and dividend income. These trading gains were decreased by 2.3% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2020, Grant Park had a positive return of 1.2% for the Class A units, a positive return of 1.0% for the Class B units, a positive return of 1.8% for the Legacy 1 Class units, a positive return of 1.7% for the Legacy 2 Class units, a positive return of 1.9% for the Global 1 Class units, a positive return of 1.8% for the Global 2 Class units, and a positive return of 1.4% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 1.2% which were increased by gains of 1.6% from swap transactions and securities and increased by gains of 0.3% from interest and dividend income. These trading gains were decreased by 1.8% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

For the six months ended June 30, 2021, Grant Park had a positive return of 8.5% for the Class A units, a positive return of 8.2% for the Class B units, a positive return of 9.3% for the Legacy 1 Class units, a positive return of 9.2% for the Legacy 2 Class units, a positive return of 9.6% for the Global 1 Class units, a positive return of 9.5% for the Global 2 Class units, and a positive return of 8.9% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 11.1% which were increased by gains of 2.0% from swap transactions and securities and increased by gains of 0.2% from interest and dividend income. These trading gains were decreased by 4.7% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2020, Grant Park had a negative return of 14.8% for the Class A units, a negative return of 15.1% for the Class B units, a negative return of 13.8% for the Legacy 1 Class units, a negative return of 13.9% for the Legacy 2 Class units, a negative return of 13.6% for the Global 1 Class units, a negative return of 13.7% for the Global 2 Class units, and a negative return of 14.4% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 0.9% which were decreased by losses of 14.7% from swap transactions and securities and increased by gains of 0.7% from interest and dividend income. These trading gains were decreased by 1.5% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2021

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

Key trading developments for Grant Park during the first six months of 2021 included the following:

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

April. Grant Park recorded gains during the month. Class A units were up 3.62%, Class B units were up 3.64%, Legacy 1 Class units were up 3.72%, Legacy 2 Class units were up 3.70%, Global 1 Class units were up 3.77%, Global 2 Class units were up 3.75% and Global 3 Class units were up 3.65%. Overall Grant Park performance was positive, as gains in agriculturals, metals, fixed income and energies were somewhat offset by losses in currencies. Equities performance was flat. Positive performance in agriculturals was driven by gains from corn, soybean oil and lumber. Performance in metals was positive and was driven by positions in copper, gold and palladium. Performance in fixed income was positive and was led by positions in German bunds, U.S. 10-year Treasury notes and Euro OAT futures. Energies was slightly positive as gains in crude oil and gasoline blendstock were offset by losses in gas oil, brent oil and natural gas. Performance in currencies was negative, driven by performance in the Swiss franc, euro and the Japanese yen. The equities sector was essentially unchanged.

May. Grant Park recorded gains during the month. Class A units were up 1.68%, Class B units were up 1.72%, Legacy 1 Class units were up 1.86%, Legacy 2 Class units were up 1.84%, Global 1 Class units were up 1.90%, Global 2 Class units were up 1.88% and Global 3 Class units were up 1.75%. Overall Grant Park performance was positive, led by gains in metals, currencies, energies and agriculturals. Fixed income and equities performance was flat. Positive performance in metals was driven by positions in gold and copper. Performance in currencies was led by positions in the British pound, Canadian dollar, Japanese yen and Mexican peso. Energies were positive, led by gains in crude oil, heating oil and gasoline blendstock. Performance in agriculturals was slightly positive and driven by gains from coffee, lean hogs and soybean oil. Performance in the fixed income and equities sectors were essentially unchanged.

June. Grant Park recorded losses during the month. Class A units were down 2.51%, Class B units were down 2.73%, Legacy 1 Class units were down 2.32%, Legacy 2 Class units were down 2.34%, Global 1 Class units were down 2.28%, Global 2 Class units were down 2.30% and Global 3 Class units were down 2.43%. Overall Grant Park performance was negative, led by losses in metals, fixed income, agriculturals, currencies and equities. Negative performance in metals was driven by positions in gold and copper. Fixed income performance was driven by positions in

German bunds and French Government bonds. Negative performance in agriculturals was led by positions in soybeans, lean hogs, coffee and lumber. Performance in currencies was led by positions in the Canadian dollar, Australian dollar, British pound, Mexican peso, New Zealand dollar and U.S. dollar. Equities performance was driven by positions in the Nikkei 225 and Russell 2000 indices. Energies offset some of these losses with positive performance, led by gains in crude oil, natural gas and gasoline blendstock.

Six months ended June 30, 2020

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of June 30, 2021 and December 31, 2020 and the trading gains/losses by market category for the six months ended June 30, 2021 and the year ended December 31, 2020. All open position trading risk exposures of Grant Park, except for the swap transactions, have been included in calculating the figures set forth below. As of June 30, 2021, Grant Park’s net asset value was approximately $44.6 million. As of December 31, 2020, Grant Park’s net asset value was approximately $45.2 million.

	June 30, 2021
Market Sector	Value at Risk*	Trading Gain/(Loss)

Interest rates	0.5%	0.9%
Energy	0.4	4.1
Stock indices	0.3	1.7
Currencies & Forward currency contracts	0.2	(0.1)
Agriculturals/soft commodities/meats	0.1	4.1
Metals	0.1	0.4
Aggregate/Total	0.8%	11.1%

	December 31, 2020
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.4%	(2.3)%
Agriculturals/soft commodities/meats	0.3	3.5
Metals	0.3	2.8
Currencies & Forward currency contracts	0.2	0.4
Energy	0.2	(0.5)
Interest rates	0.1	3.7

Aggregate/Total	0.9%	7.6%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of June 30, 2021, by market sector.

Agriculturals/Soft Commodities/Meats

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

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of June 30, 2021.

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

The general partner monitors Grant Park’s performance and the concentration of its open positions and consults with the trading advisors concerning Grant Park’s overall risk profile. If the general partner felt it necessary to do so, the general partner could require the trading advisors to close out individual positions as well as enter positions traded on behalf of Grant Park. However, any intervention would be a highly unusual event. Approximately 5% to 10% of Grant Park’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. The general partner primarily relies on the trading advisors’ own risk control policies while maintaining a general supervisory overview of Grant Park’s market risk exposures. The trading advisors apply their own risk management policies to their trading. The trading advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The trading advisors’ research of risk management often suggests ongoing modifications to their trading programs.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2020, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There are no Grant Park units authorized for issuance under equity compensation plans. There have been no sales of unregistered securities of Grant Park during the quarter ended June 30, 2021. In addition, Grant Park did not repurchase any units under a formal repurchase plan. All Grant Park unit redemptions were in the ordinary course of business during the quarter ended June 30, 2021. There have not been any purchases of units by Grant Park or any affiliated purchasers during the quarter ended June 30, 2021.

Item 6.  Exhibits

(a)Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: August 16, 2021	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)