Form 10-Q
period 2021-09-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2021-11-15
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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
566 West Adams Street, Suite 300
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

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED September 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Equity in brokers' trading accounts:
Cash	$7,850,417	$9,659,503
Net unrealized gain (loss) on open futures contracts	1,740,629	1,563,838
Net unrealized gain (loss) on open forward currency contracts	—	(63,929)
Net unrealized gain (loss) on open swap contracts	(449,442)	(1,420,571)
Total equity in brokers' trading accounts	9,141,604	9,738,841
Cash and cash equivalents	8,887,705	4,887,405
Securities owned, at fair value (cost $26,473,324 and $32,419,952, respectively)	26,265,130	32,199,809
Interest and dividend receivable, net	21	2,628
Total assets	$44,294,460	$46,828,683
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$213,920	$237,272
Accrued incentive fees	168,742	210,546
Organization and offering costs payable	10,419	11,070
Accrued operating expenses	9,225	9,734
Redemptions payable to limited partners	741,371	1,097,230
Interest and other liabilities	5,000	25,250
Total liabilities	1,148,677	1,591,102
Partners' Capital (Net Asset Value)
General Partner
Class A (231.29 and 307.34 units outstanding at September 30, 2021 and December 31, 2020, respectively)	227,643	276,860
Legacy 2 Class (263.13 units outstanding at both September 30, 2021 and December 31, 2020)	217,553	197,003
Global 1 Class (0.00 and 392.74 units outstanding at September 30, 2021 and December 31, 2020, respectively)	—	306,534
Global 2 Class (231.81 units outstanding at both September 30, 2021 and December 31, 2020)	195,240	176,124

Limited Partners
Class A (3,693.06 and 3,720.55 units outstanding at September 30, 2021 and December 31, 2020, respectively)	3,634,745	3,351,509
Class B (32,735.79 and 38,806.88 units outstanding at September 30, 2021 and December 31, 2020, respectively)	25,761,912	28,009,494
Legacy 1 Class (468.82 and 479.12 units outstanding at September 30, 2021 and December 31, 2020, respectively)	400,703	370,186
Legacy 2 Class (140.55 units outstanding at both September 30, 2021 and December 31, 2020)	116,201	105,224
Global 1 Class (14,073.40 and 15,405.71 units outstanding at September 30, 2021 and December 31, 2020, respectively)	12,197,827	12,024,149
Global 2 Class (457.52 and 543.13 units outstanding at September 30, 2021 and December 31, 2020, respectively)	385,355	412,668
Global 3 Class (12.62 units outstanding at both September 30, 2021 and December 31, 2020)	8,604	7,830
Total partners' capital (net asset value)	43,145,783	45,237,581
Total liabilities and partners' capital (net asset value)	$44,294,460	$46,828,683

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

September 30, 2021

(Unaudited)

Futures and Swap Contracts

	Expiration dates	No. of long contracts	No. of short contracts	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts*
U.S. Futures Positions:
Agriculturals				$(9,819)	(0.02)%	$82,997	0.19%	$73,178	0.17%
Currencies				25,278	0.06%	469,420	1.09%	494,698	1.15%
Energy	Nov. 2021 -
Natural gas	Nov. 2022	77	24	519,496	1.20%	(137,080)	(0.32)%	382,416	0.88%
Other energy				391,787	0.91%	(96,591)	(0.22)%	295,196	0.69%
Interest rates				(245,163)	(0.57)%	49,742	0.12%	(195,421)	(0.45)%
Meats				36,440	0.08%	32,403	0.08%	68,843	0.16%
Metals				(98,013)	(0.23)%	293,879	0.68%	195,866	0.45%
Soft commodities				522,817	1.21%	—	—%	522,817	1.21%
Stock indices				(187,990)	(0.43)%	113,881	0.26%	(74,109)	(0.17)%
Total U.S. Futures Positions				954,833		808,651		1,763,484

Foreign Futures Positions:
Interest rates				(231,464)	(0.54)%	494,358	1.15%	262,894	0.61%
Metals				(309,099)	(0.72)%	113,755	0.26%	(195,344)	(0.46)%
Soft commodities				41,315	0.10%	—	—%	41,315	0.10%
Stock indices				(111,659)	(0.26)%	(20,061)	(0.05)%	(131,720)	(0.31)%
Total Foreign Futures Positions				(610,907)		588,052		(22,855)
Total Futures Contracts				$343,926	0.79%	$1,396,703	3.24%	$1,740,629	4.03%

Swap Contracts
Deutsche Bank total return swap, Termination date June 30, 2025				$(449,442)	(1.04)%	$—	—%	$(449,442)	(1.04)%

Total Futures and Swap Contracts				$(105,516)	(0.25)%	$1,396,703	3.24%	$1,291,187	2.99%
*

No individual futures contract position, other than those presented, constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2021

(Unaudited)

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$3,396,000	11/3/2023-5/6/2024	Federal Farm Credit Banks, 0.2%-0.4% **	$3,399,456	7.88%
3,000,000	8/26/2024	Federal Home Loan Banks, 0.5%	3,001,458	6.96%
3,000,000	9/30/2024	Federal Home Loan Banks, 0.5%	3,000,042	6.95%
4,000,000	4/15/2024-8/23/2024	Other Federal Home Loan Banks, 0.4%-0.5% **	4,004,925	9.28%
2,000,000	12/15/2023	Federal National Mortgage Assoc., 0.3%	2,001,884	4.64%
	Total U.S. Government-sponsored enterprises (cost $15,394,677)		$15,407,765	35.71%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,000,000	12/30/2021	U.S. Treasury bill, 0.0%	$1,999,785	4.64%
2,000,000	5/31/2023	U.S. Treasury note, 0.2%	1,998,020	4.63%
	Total U.S. Government securities (cost $3,996,182)		$3,997,805	9.27%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
293,000	U.S. Exchange-traded funds (cost $7,082,465) **	$6,859,560	15.90%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $26,473,324)	$26,265,130	60.88%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2020

Futures, Forward and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$497,749	1.10%	$(1,937)	—%	$495,812	1.10%
Currencies	160,805	0.36%	14,100	0.03%	174,905	0.39%
Energy	246,968	0.55%	(115,816)	(0.26)%	131,152	0.29%
Interest rates	34,956	0.07%	(6,310)	(0.01)%	28,646	0.06%
Meats	13,025	0.03%	—	—%	13,025	0.03%
Metals	162,472	0.36%	(32,855)	(0.08)%	129,617	0.28%
Soft commodities	235,885	0.52%	(4,387)	(0.01)%	231,498	0.51%
Stock indices and single stock futures	146,331	0.32%	(33,715)	(0.07)%	112,616	0.25%
Total U.S. Futures Positions	1,498,191		(180,920)		1,317,271

Foreign Futures Positions:
Interest rates	59,748	0.13%	(122,828)	(0.27)%	(63,080)	(0.14)%
Metals	146,552	0.32%	47,376	0.11%	193,928	0.43%
Soft commodities	2,290	0.01%	—	—%	2,290	0.01%
Stock indices	115,491	0.26%	(2,062)	(0.01)%	113,429	0.25%
Total Foreign Futures Positions	324,081		(77,514)		246,567
Total Futures Contracts	$1,822,272	4.03%	$(258,434)	(0.57)%	$1,563,838	3.46%

Forward Currency Contracts *
Currencies	$35,488	0.08%	$(99,417)	(0.22)%	$(63,929)	(0.14)%

Swap Contracts
Deutsche Bank total return swap, Termination date June 30, 2025	(1,420,571)	(3.14)%	—	—%	(1,420,571)	(3.14)%

Total Futures, Forward Currency and
Swap Contracts	$437,189	0.97%	$(357,851)	(0.79)%	$79,338	0.18%

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

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(Unaudited)		(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$(441,547)	$922,949	$6,081,699	$1,213,788
Change in unrealized	1,625,079	(348,277)	176,791	(327,245)
Commissions	(162,845)	(167,306)	(504,196)	(556,128)
Net gains (losses) from futures trading	1,020,687	407,366	5,754,294	330,415

Net gain (loss) from forward currency trading
Realized	—	(230,130)	22,721	(79,647)
Change in unrealized	—	(75,773)	63,929	146
Commissions	—	(1,129)	(2,576)	(6,477)
Net gains (losses) from forward currency trading	—	(307,032)	84,074	(85,978)

Net gain (loss) from swap trading
Realized	—	(2,136,220)	—	(2,136,220)
Change in unrealized	127,553	2,175,686	971,129	(5,550,103)
Net gains (losses) from swap trading	127,553	39,466	971,129	(7,686,323)

Net gain (loss) from securities
Realized	(8,896)	(100)	18,911	(745)
Change in unrealized	(53,454)	106,252	4,230	(341,304)
Net gains (losses) from securities	(62,350)	106,152	23,141	(342,049)

Net trading gains (losses)	1,085,890	245,952	6,832,638	(7,783,935)

Net investment income (loss)
Income
Interest income	17,811	37,540	64,833	311,581
Dividend income	55,898	69,142	157,932	240,699
Total income	73,709	106,682	222,765	552,280
Expenses from operations
Brokerage charge	513,617	539,098	1,623,177	1,784,734
Incentive fees	168,743	28,809	900,889	91,470
Organizational and offering costs	31,076	32,848	97,802	110,773
Operating expenses	27,494	28,812	86,332	96,747
Custody fees and other expenses	25,375	26,179	77,919	85,501
Total expenses	766,305	655,746	2,786,119	2,169,225
Net investment loss	$(692,596)	$(549,064)	$(2,563,354)	$(1,616,945)
Net income (loss)	$393,294	$(303,112)	$4,269,284	$(9,400,880)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations (continued)

(Unaudited)

	Three Months ended September 30, 2021
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$6.63	$6.17	$10.24	$9.42	$11.50	$10.68	$5.84

Weighted average number of units outstanding	3,925.62	33,840.12	468.83	403.68	14,201.20	689.33	12.62

	Three Months Ended September 30, 2020
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$(6.78)	$(6.58)	$(1.63)	$(2.01)	$(0.66)	$(1.07)	$(3.42)

Weighted average number of units outstanding	4,035.27	41,924.16	484.34	403.68	16,694.80	808.38	231.82

	Nine Months ended September 30, 2021
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$83.40	$65.20	$82.07	$78.10	$86.23	$82.46	$61.30

Weighted average number of units outstanding	3,971.77	36,082.27	472.94	403.68	14,738.18	721.83	12.62

	Nine Months Ended September 30, 2020
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$(153.53)	$(127.07)	$(116.51)	$(114.45)	$(114.16)	$(112.64)	$(101.10)

Weighted average number of units outstanding	4,041.71	46,708.27	489.69	403.68	17,340.70	822.12	361.08

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Nine Months Ended September 30, 2021

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount
Partners’ capital,
December 31, 2020	307.34	$276,860	3,720.55	$3,351,509	—	$—	38,806.88	$28,009,494	—	$—	479.12	$370,186	263.13	$197,003	140.55	$105,224
Redemptions	—	—	—	—	—	—	(1,083.09)	(815,848)	—	—	—	—	—	—	—	—
Transfers in (out)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	15,663	—	189,612	—	—	—	1,529,653	—	—	—	21,875	—	11,528	—	6,158
Partners’ capital,
March 31, 2021	307.34	$292,523	3,720.55	$3,541,121	—	$—	37,723.79	$28,723,299	—	$—	479.12	$392,061	263.13	$208,531	140.55	$111,382
Redemptions	(76.05)	(75,000)	(24.94)	(24,380)	—	—	(2,874.31)	(2,276,744)	—	—	(10.30)	(8,739)	—	—	—	—
Transfers in (out)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	8,585	—	95,991	—	—	—	763,945	—	—	—	12,583	—	6,544	—	3,496
Partners’ capital,
June 30, 2021	231.29	$226,108	3,695.61	$3,612,732	—	$—	34,849.48	$27,210,500	—	$—	468.82	$395,905	263.13	$215,075	140.55	$114,878
Redemptions	—	—	(2.55)	(2,447)	—	—	(2,113.69)	(1,637,140)	—	—	—	—	—	—	—	—
Transfers in (out)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	1,535	—	24,460	—	—	—	188,552	—	—	—	4,798	—	2,478	—	1,323
Partners’ capital,
September 30, 2021	231.29	$227,643	3,693.06	$3,634,745	—	$—	32,735.79	$25,761,912	—	$—	468.82	$400,703	263.13	$217,553	140.55	$116,201

Net asset value per General Partner and Limited Partner unit at December 31, 2020		$900.81				$721.77				$772.63				$748.69

Net asset value per General Partner and Limited Partner unit at March 31, 2021		$951.78				$761.41				$818.29				$792.50

Net asset value per General Partner and Limited Partner unit at June 30, 2021		$977.58				$780.80				$844.46				$817.37

Net asset value per General Partner and Limited Partner unit at September 30, 2021		$984.21				$786.97				$854.70				$826.79

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Nine Months Ended September 30, 2021

(Unaudited)

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2020	392.74	$306,534	15,405.71	$12,024,149	231.81	$176,124	543.13	$412,668	—	$—	12.62	$7,830	$45,237,581
Redemptions	—	—	(705.66)	(573,890)	—	—	(25.76)	(19,633)	—	—	—	—	(1,409,371)
Transfers in (out)	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	18,527	—	716,597	—	10,538	—	23,579	—	—	—	460	2,544,190
Partners’ capital,
March 31, 2021	392.74	$325,061	14,700.05	$12,166,856	231.81	$186,662	517.37	$416,614	—	$—	12.62	$8,290	$46,372,400
Redemptions	(392.74)	(337,306)	(421.63)	(362,761)	—	—	(59.85)	(50,938)	—	—	—	—	(3,135,868)
Transfers in (out)	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	12,245	—	407,273	—	6,103	—	14,795	—	—	—	240	1,331,800
Partners’ capital,
June 30, 2021	—	$—	14,278.42	$12,211,368	231.81	$192,765	457.52	$380,471	—	$—	12.62	$8,530	$44,568,332
Redemptions	—	—	(205.02)	(176,256)	—	—	—	—	—	—	—	—	(1,815,843)
Transfers in (out)	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	162,715	—	2,475	—	4,884	—	—	—	74	393,294
Partners’ capital,
September 30, 2021	—	$—	14,073.40	$12,197,827	231.81	$195,240	457.52	$385,355	—	$—	12.62	$8,604	$43,145,783

Net asset value per General Partner and Limited Partner unit at December 31, 2020		$780.50				$759.80				$620.27

Net asset value per General Partner and Limited Partner unit at March 31, 2021		$827.68				$805.25				$656.70

Net asset value per General Partner and Limited Partner unit at June 30, 2021		$855.23				$831.58				$675.73

Net asset value per General Partner and Limited Partner unit at September 30, 2021		$866.73				$842.26				$681.57

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

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Nine Months Ended September 30, 2020

(Unaudited)

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2019	392.74	$328,671	18,241.21	$15,265,460	231.81	$189,151	614.97	$501,820	—	$—	477.23	$323,221	$63,185,907
Redemptions	—	—	(1,266.67)	(953,528)	—	—	(24.64)	(18,162)	—	—	(59.93)	(34,260)	(2,374,761)
Net income (loss)	—	(49,883)	—	(2,262,503)	—	(28,810)	—	(75,319)	—	—	—	(50,417)	(9,773,609)
Partners’ capital,
March 31, 2020	392.74	$278,788	16,974.54	$12,049,429	231.81	$160,341	590.33	$408,339	—	$—	417.30	$238,544	$51,037,537
Redemptions	—	—	(619.71)	(449,393)	—	—	—	—	—	—	—	—	(5,627,100)
Transfer in (out)	—	—	9.61	6,983	—	—	—	—	—	—	(11.97)	(6,983)	—
Net income (loss)	—	5,307	—	230,486	—	2,948	—	7,507	—	—	—	3,370	675,841
Partners’ capital,
June 30, 2020	392.74	$284,095	16,364.44	$11,837,505	231.81	$163,289	590.33	$415,846	—	$—	405.33	$234,931	$46,086,278
Redemptions	—	—	(393.59)	(286,651)	—	—	(25.60)	(18,378)	—	—	—	—	(1,590,700)
Transfer in (out)	—	—	283.19	207,079	—	—	—	—	—	—	(353.99)	(207,079)	—
Net income (loss)	—	(258)	—	(10,997)	—	(248)	—	(262)	—	—	—	1,729	(303,112)
Partners’ capital,
September 30, 2020	392.74	$283,837	16,254.04	$11,746,936	231.81	$163,041	564.73	$397,206	—	$—	51.34	$29,581	$44,192,466

Net asset value per General Partner and Limited Partner unit at December 31, 2019		$836.87				$815.99				$677.29

Net asset value per General Partner and Limited Partner unit at March 31, 2020		$709.85				$691.71				$571.64

Net asset value per General Partner and Limited Partner unit at June 30, 2020		$723.37				$704.42				$579.61

Net asset value per General Partner and Limited Partner unit at September 30, 2020		$722.71				$703.35				$576.19

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

GP 1, LLC (“GP 1”)          GP 5, LLC (“GP 5”)          GP 11, LLC (“GP 11”)

GP 3, LLC (“GP 3”)          GP 8, LLC (“GP 8”)          GP 18, LLC (“GP 18”)

GP 4, LLC (“GP 4”)          GP 9, LLC (“GP 9”)

There were no assets allocated to GP 1, GP 9 and GP 11 as of September 30, 2021 and December 31, 2020.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed. As of September 30, 2021, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2018.

Organization and offering costs: The General Partner has incurred all expenses in connection with the organization and the continuous public offering of partnership interests and is reimbursed by the Partnership. In addition, the General Partner continues to compensate wholesalers for services rendered to certain Limited Partners. This reimbursement is made monthly and the reimbursement amounts are listed by class in Note 5. In no event, however, will the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any prior year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the organization and the continuous public offering expenses are charged to expense from operations at the time of reimbursement or accrual. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. As of September 30, 2021, unreimbursed organization and offering costs incurred by the General Partner were approximately $43,000 and may be reimbursed by the Partnership in the future.

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

Changes in the value of the swap agreements are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. The final exchange amount based on the swap value at the termination of the swap agreement will be recorded as a realized gain or loss in the consolidated statement of operations. Through its Trading Companies, the Partnership has entered into a total return swap with Deutsche Bank AG. The Partnership maintains cash as collateral to secure its obligations under the swap. As of September 30, 2021 and December 31, 2020, the notional value of the swap was $8,127,187 and $9,589,399, respectively, and the cash margin balance was $2,246,500 and $4,650,000, respectively, which is included in equity in brokers’ trading accounts on the consolidated statements of financial condition. The swap effective July 1, 2015 has a termination date of June 30, 2025. The swap effective April 5, 2016 had a termination date of April 30, 2024 and was terminated effective July 1, 2020.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the periods ended September 30, 2021 and 2020, substantially all investments were highly liquid, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

Reclassification: Certain amounts in the 2020 consolidated financial statements have been reclassified to conform with the 2021 presentation.

Recent accounting pronouncements: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, and in January 2021 issued ASU 2021-01, Reference Rate Reform, which is an update to ASU 2020-04 . The amendments in ASU 2020-04 and ASU 2021-01 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. The Partnership is currently evaluating the impact of the guidance on the Partnership's consolidated financial statements and disclosures. The Partnership did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2021.

Interim financial statements: The consolidated financial statements included herein were prepared by us without audit according to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2021:

Assets and Liabilities	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$1,740,629	$—	$—	$1,740,629
Swap contracts	—	(449,442)	—	(449,442)
Securities owned
U.S. Government-sponsored enterprises	—	15,407,765	—	15,407,765
U.S. Government securities	—	3,997,805	—	3,997,805
U.S. Exchange-traded funds	6,859,560	—	—	6,859,560
Total	$8,600,189	$18,956,128	$—	$27,556,317

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 10. See the consolidated condensed schedule of investments for detail by sector.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

Assets and Liabilities	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$1,563,838	$—	$—	$1,563,838
Forward currency contracts	—	(63,929)	—	(63,929)
Swap contracts	—	(1,420,571)	—	(1,420,571)
Securities owned
U.S. Government-sponsored enterprises	—	15,023,691	—	15,023,691
U.S. Government securities	—	9,996,048	—	9,996,048
U.S. Exchange-traded funds	7,180,070	—	—	7,180,070
Total	$8,743,908	$23,535,239	$—	$32,279,147

The gross presentation of the fair value of the Partnership’s derivatives by contract type is shown in Note 10. See the consolidated condensed schedule of investments for detail by sector.

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the nine months ended September 30, 2021 and year ended December 31, 2020.

Note 3. Deposits with Brokers and Interbank Market Makers

The Partnership, through the Trading Companies, deposits assets with ADM Investor Services, Inc. and Rosenthal Collins Group Division of Marex Spectron subject to CFTC regulations and various exchange and broker requirements. Margin requirements may be satisfied by the deposit of U.S. Treasury bills, Government-sponsored enterprise securities and/or cash with such clearing brokers. The Partnership may earn interest income on its assets deposited with the clearing brokers.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Partnership, through the Trading Companies, has entered into a relationship with Deutsche Bank AG for its swap transactions. The Partnership has entered into an International Swaps and Derivatives Association, Inc. master agreement with Deutsche Bank AG. Margin requirements may be satisfied by the deposit of U.S. Treasury bills and/or cash with such interbank market makers or swap counterparties. The Partnership may earn interest income on its assets deposited with the interbank market makers.

Note 4. Commodity Trading Advisors and Reference Traders

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors or through swap transactions based on reference programs of such advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. As of September 30, 2021, the commodity trading advisors are EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP (“Episteme”), Quantica Capital AG (“Quantica”) and Sterling Partners Quantitative Investments LLC (“Sterling”) (collectively, the “Advisors”). The Partnership will obtain the equivalent of net profits or net losses generated by H2O AM LLP (“H2O”) and as a reference trader (“Reference Trader”) through an off-exchange swap transaction and will not allocate assets to H2O directly. The Advisors and Reference Trader are paid a quarterly consulting fee, directly or through swap transactions, ranging from 0.2 percent to 1 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee, directly or through swap transactions, ranging from 0 percent to 20 percent of the new trading profits on the allocated net assets of the Advisor or Reference Trader.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $513,617 and $1,623,177, respectively, for the three and nine months ended September 30, 2021 and $539,098 and $1,784,734, respectively, for the three and nine months ended September 30, 2020, are shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $31,076 and $97,802, respectively, for the three and nine months ended September 30, 2021 and $32,848 and $110,773, respectively, for the three and nine months ended September 30, 2020, are shown on the consolidated statements of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed, at the General Partner’s discretion, pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $27,494 and $86,332, respectively, for the three and nine months ended September 30, 2021 and $28,812 and $96,747, respectively, for the three and nine months ended September 30, 2020, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the general partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership. The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period. For the three and nine months ended September 30, 2021, EMC was paid approximately $22,800 and $68,200, respectively, in consulting fees and $52,800 and $110,500, respectively, in incentive fees. For the three and nine months ended

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2020, EMC was paid approximately $21,800 and $61,200, respectively, in consulting fees and no incentive fees.

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

Note 7. Financial Highlights

The following financial highlights reflect activity related to the Partnership. The following per unit performance calculations reflect activity related to the Partnership for the three and nine months ended September 30, 2021 and 2020. Total return is based on the change in value during the period of a theoretical investment made by a limited partner at the beginning of each calendar month during the period and is not annualized. The expense ratios below are computed based upon the weighted average net assets of the Partnership for the three and nine months ended September 30, 2021 and 2020 (annualized). Individual limited partners’ ratios may vary from these ratios based on various factors, including but not limited to the timing of capital transactions.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months ended September 30, 2021
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$977.58	$780.80	$844.46	$817.37	$855.23	$831.58	$675.73
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	24.63	19.75	21.40	20.70	21.72	21.09	17.09
Net investment loss (1)	(18.00)	(13.58)	(11.16)	(11.28)	(10.22)	(10.41)	(11.25)
Total income (loss) from operations	6.63	6.17	10.24	9.42	11.50	10.68	5.84
Net asset value per unit at end of period	$984.21	$786.97	$854.70	$826.79	$866.73	$842.26	$681.57

Total Return	0.68%	0.79%	1.21%	1.15%	1.34%	1.28%	0.86%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees (2)	5.93%	6.65%	3.62%	3.87%	3.07%	3.31%	5.09%
Incentive fees (3)	0.54%	0.26%	0.59%	0.59%	0.60%	0.60%	0.57%
Total expenses	6.47%	6.91%	4.21%	4.46%	3.67%	3.91%	5.66%
Net investment loss (2) (4)	(5.26)%	(5.97)%	(2.94)%	(3.20)%	(2.40)%	(2.64)%	(4.43)%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30, 2020
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$845.35	$679.29	$717.40	$695.83	$723.37	$704.42	$579.61
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	4.28	3.51	3.60	3.49	3.64	3.54	1.11
Net investment loss (1)	(11.06)	(10.09)	(5.23)	(5.50)	(4.30)	(4.61)	(4.53)
Total income (loss) from operations	(6.78)	(6.58)	(1.63)	(2.01)	(0.66)	(1.07)	(3.42)
Net asset value per unit at end of period	$838.57	$672.71	$715.77	$693.82	$722.71	$703.35	$576.19

Total Return	(0.80)%	(0.97)%	(0.23)%	(0.29)%	(0.09)%	(0.15)%	(0.59)%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees (2)	5.90%	6.61%	3.58%	3.83%	3.05%	3.29%	3.80%
Incentive fees (3)	0.06%	0.06%	0.06%	0.06%	0.06%	0.06%	0.01%
Total expenses	5.96%	6.67%	3.64%	3.89%	3.11%	3.35%	3.81%
Net investment loss (2) (4)	(4.97)%	(5.67)%	(2.65)%	(2.90)%	(2.11)%	(2.36)%	(3.06)%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Nine Months ended September 30, 2021
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$900.81	$721.77	$772.63	$748.69	$780.50	$759.80	$620.27
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	140.62	113.25	121.03	117.02	122.92	119.75	96.87
Net investment loss (1)	(57.22)	(48.05)	(38.96)	(38.92)	(36.69)	(37.29)	(35.57)
Total income (loss) from operations	83.40	65.20	82.07	78.10	86.23	82.46	61.30
Net asset value per unit at end of period	$984.21	$786.97	$854.70	$826.79	$866.73	$842.26	$681.57

Total Return	9.26%	9.03%	10.62%	10.43%	11.05%	10.85%	9.88%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees (2)	6.00%	6.72%	3.66%	3.91%	3.11%	3.37%	5.13%
Incentive fees (3)	1.97%	1.74%	2.47%	2.43%	2.55%	2.56%	2.02%
Total expenses	7.97%	8.46%	6.13%	6.34%	5.66%	5.93%	7.15%
Net investment loss (2) (4)	(5.34)%	(6.06)%	(3.00)%	(3.25)%	(2.46)%	(2.71)%	(4.47)%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30, 2020
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$992.10	$799.78	$832.28	$808.27	$836.87	$815.99	$677.29
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	(123.55)	(99.18)	(103.95)	(100.92)	(104.53)	(101.92)	(85.43)
Net investment loss (1)	(29.98)	(27.89)	(12.56)	(13.53)	(9.63)	(10.72)	(15.67)
Total income (loss) from operations	(153.53)	(127.07)	(116.51)	(114.45)	(114.16)	(112.64)	(101.10)
Net asset value per unit at end of period	$838.57	$672.71	$715.77	$693.82	$722.71	$703.35	$576.19

Total Return	(15.48)%	(15.89)%	(14.00)%	(14.16)%	(13.64)%	(13.80)%	(14.93)%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees (2)	5.69%	6.40%	3.41%	3.66%	2.87%	3.12%	4.71%
Incentive fees (3)	0.16%	0.18%	0.17%	0.17%	0.18%	0.17%	0.14%
Total expenses	5.85%	6.58%	3.58%	3.83%	3.05%	3.29%	4.85%
Net investment loss (2) (4)	(4.30)%	(4.96)%	(2.01)%	(2.27)%	(1.46)%	(1.72)%	(3.22)%

(1)	Net investment loss per unit is calculated by dividing the expenses net of interest income by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Annualized.
(3)	Not annualized.
(4)	Excludes incentive fee.

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

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The Partnership utilizes ADM Investor Services, Inc. and Rosenthal Collins Group Division of Marex Spectron as its clearing brokers.

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs, interbank market makers and swap counterparties at September 30, 2021 and December 31, 2020 was $7,850,417 and $9,659,503, respectively, which was 18.20% and 21.35% of the net asset value, respectively, and is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

Trading on international markets may increase the risk that events or circumstances that disrupt such markets may have a materially adverse effect on the Partnership’s business or operations or the value of positions held by the Partnership. Such events or circumstances may include, but are not limited to, inflation or deflation, currency devaluation, interest rate changes, exchange rate fluctuations, changes in government policies, natural disasters, pandemics or other extraordinary events such as coronavirus, armed conflicts, political or social instability or other unforeseen developments that cannot be quantified.

On March 11, 2020, the World Health Organization declared the novel coronavirus disease 2019, known as COVID-19 (“COVID-19”), a pandemic. The COVID-19 global pandemic and the aggressive responses taken by many governments, including closing borders, restricting international and domestic travel, and the imposition of prolonged quarantines or similar restrictions, as well as the forced or voluntary closure of, or operational changes to, many retail and other businesses, has had negative impacts, and in many cases severe negative impacts, on markets worldwide. It is not known how long such impacts, or any future impacts of other significant events described above, will or would last, but there could be a prolonged period of global economic slowdown, which may impact your investment. Therefore, the Partnership could lose money over short periods due to short-term market movements and over longer periods during more prolonged market downturns. During a general market downturn, multiple asset classes may be negatively affected. Changes in market conditions and interest rates can have the same impact on all types of securities and instruments.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

For the three and nine months ended September 30, 2021, the monthly average number of futures contracts bought and sold was 5,307 and 5,177, respectively, and the monthly average number of forward contracts bought and sold was 0 and 78, respectively. For the three and nine months ended September 30, 2020, the monthly average number of futures contracts bought and sold was 3,551 and 3,876, respectively, and the monthly average number of forward contracts bought and sold was 131 and 249, respectively. There were no swap contracts bought or sold during the three and nine months ended September 30, 2021 and 2020, respectively. The following tables summarize the quantitative information required by FASB ASC 815:

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Fair Values of Derivative Instruments at September 30, 2021 and December 31, 2020

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	September 30, 2021	September 30, 2021	Fair Value

Agriculturals contracts	Net Unrealized gain (loss) on open futures contracts	$117,263	$(44,085)	$73,178

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	528,807	(34,109)	494,698

Energy contracts	Net Unrealized gain (loss) on open futures contracts	916,657	(239,045)	677,612

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	555,496	(488,023)	67,473

Meats contracts	Net Unrealized gain (loss) on open futures contracts	70,585	(1,742)	68,843

Metals contracts	Net Unrealized gain (loss) on open futures contracts	522,536	(522,014)	522

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	573,071	(8,939)	564,132

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	139,159	(344,988)	(205,829)

		$3,423,574	$(1,682,945)	$1,740,629

Swap contracts*	Net Unrealized gain (loss) on open swap contracts	$—	$(449,442)	$(449,442)

*At September 30, 2021, the sector exposure of the CTA index underlying the swap was:

Deutsche Bank total return swap, termination date June 30, 2025
Interest rate contracts	39%
Stock indices contracts	21%
Forward currency contracts	40%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	December 31, 2020	December 31, 2020	Fair Value

Agriculturals contracts	Net Unrealized gain (loss) on open futures contracts	$497,774	$(1,962)	$495,812

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	184,052	(9,147)	174,905

Energy contracts	Net Unrealized gain (loss) on open futures contracts	273,682	(142,530)	131,152

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	120,357	(154,791)	(34,434)

Meats contracts	Net Unrealized gain (loss) on open futures contracts	17,160	(4,135)	13,025

Metals contracts	Net Unrealized gain (loss) on open futures contracts	408,111	(84,566)	323,545

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	283,819	(50,031)	233,788

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	283,402	(57,357)	226,045

		$2,068,357	$(504,519)	$1,563,838

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$62,001	$(125,930)	$(63,929)

Swap contracts*	Net Unrealized gain (loss) on open swap contracts	$—	$(1,420,571)	$(1,420,571)

*At December 31, 2020, the sector exposure of the CTA index underlying the swap was:

Deutsche Bank total return swap, termination date June 30, 2025
Interest rate contracts	59%
Stock indices contracts	13%
Forward currency contracts	28%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

		Three Months Ended		Nine Months Ended
Type of Contract		September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Agriculturals contracts	Net gain (loss) from futures trading	$(84,408)	$(1,424)	$1,104,559	$(174,647)
Currencies contracts	Net gain (loss) from futures trading	(34,545)	(126,007)	(144,127)	153,601
Energy contracts	Net gain (loss) from futures trading	1,018,009	(426,676)	2,871,594	57,034
Interest rates contracts	Net gain (loss) from futures trading	(437,453)	113,782	(71,413)	2,247,407
Meats contracts	Net gain (loss) from futures trading	(25,949)	(40,036)	2,754	116,424
Metals contracts	Net gain (loss) from futures trading	(162,436)	923,069	51,631	1,368,668
Soft commodities contracts	Net gain (loss) from futures trading	814,972	(108,149)	1,523,216	(161,116)
Stock indices contracts	Net gain (loss) from futures trading	95,342	240,113	920,276	(2,720,828)
	Net gain (loss) from futures trading	1,183,532	574,672	6,258,490	886,543
Forward currency contracts	Net gain (loss) from forward currency trading	—	(305,903)	86,650	(79,501)
Swap contracts	Net gain (loss) from swap trading	127,553	39,466	971,129	(7,686,323)

Total		$1,311,085	$308,235	$7,316,269	$(6,879,281)

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Line Item in Consolidated Statements of Operations	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net gain (loss) from futures trading
Realized	$(441,547)	$922,949	$6,081,699	$1,213,788
Change in unrealized	1,625,079	(348,277)	176,791	(327,245)
Total realized and change in unrealized net gain (loss) from futures trading	$1,183,532	$574,672	$6,258,490	$886,543

Net gain (loss) from forward currency trading
Realized	$—	$(230,130)	$22,721	$(79,647)
Change in unrealized	—	(75,773)	63,929	146
Total realized and change in unrealized net gain (loss) from forward currency trading	$—	$(305,903)	$86,650	$(79,501)

Net gain (loss) from swap trading
Realized	$—	$(2,136,220)	$—	$(2,136,220)
Change in unrealized	127,553	2,175,686	971,129	(5,550,103)
Total realized and change in unrealized net gain (loss) from swap trading	$127,553	$39,466	$971,129	$(7,686,323)

Total realized and change in unrealized net gain (loss) from futures, forward currency and swap trading	$1,311,085	$308,235	$7,316,269	$(6,879,281)

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition:

Offsetting of Derivative Assets

As of September 30, 2021

			Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$3,423,574	$(1,682,945)	$1,740,629
Swap contracts	—	(449,442)	(449,442)
Total derivatives	$3,423,574	$(2,132,387)	$1,291,187

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Offsetting of Derivative Liabilities

As of September 30, 2021

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$1,682,945	$(1,682,945)	$—
Swap contracts	449,442	(449,442)	—
Total derivatives	$2,132,387	$(2,132,387)	$—

Derivative Assets and Liabilities and Collateral Received by Counterparty

As of September 30, 2021

		Gross Amounts Not Offset in the Consolidated
		Statements of Financial Condition
	Net Amount of
	Unrealized Gain/(Loss)
	Presented in
	the Consolidated
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Pledged	Net Amount

ADM Investor Services, Inc.	$514,426	$—	$—	$514,426
Deutsche Bank AG	(449,442)	—	449,442	—
Rosenthal Collins Group Division of Marex Spectron	1,226,203	—	—	1,226,203
Total	$1,291,187	$—	$449,442	$1,740,629

Offsetting of Derivative Assets

As of December 31, 2020

			Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$2,068,357	$(504,519)	$1,563,838
Forward currency contracts	62,001	(125,930)	(63,929)
Swap contracts	—	(1,420,571)	(1,420,571)
Total derivatives	$2,130,358	$(2,051,020)	$79,338

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and nine months ended September 30, 2021 and 2020, are set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Total return – Class A Units	0.68%	(0.80)%	9.26%	(15.48)%
Total return – Class B Units	0.79%	(0.97)%	9.03%	(15.89)%
Total return – Legacy 1 Class Units	1.21%	(0.23)%	10.62%	(14.00)%
Total return – Legacy 2 Class Units	1.15%	(0.29)%	10.43%	(14.16)%
Total return – Global 1 Class Units	1.34%	(0.09)%	11.05%	(13.64)%
Total return – Global 2 Class Units	1.28%	(0.15)%	10.85%	(13.80)%
Total return – Global 3 Class Units	0.86%	(0.59)%	9.88%	(14.93)%

Grant Park’s total net asset value at September 30, 2021 was approximately $43.1 million, at December 31, 2020 was approximately $45.2 million, and at September 30, 2020 was approximately $44.2 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding the swap transactions and securities, for the three and nine months ended September 30, 2021 and 2020.

	% Gain (Loss)		% Gain (Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Agriculturals	(0.2)%	—%	2.4%	(0.4)%
Currencies	(0.1)	(0.3)	(0.4)	0.2
Energy	2.4	(0.9)	6.5	(0.1)
Interest rates	(1.0)	0.3	(0.3)	4.0
Meats	(0.1)	(0.1)	—	0.2
Metals	(0.4)	2.0	—	2.8
Soft commodities	1.9	(0.3)	3.5	(0.4)
Stock indices	0.2	0.5	2.0	(4.5)
Forward currency contracts	—	(0.7)	0.2	(0.3)

Total	2.7%	0.5%	13.9%	1.5%

Three months ended September 30, 2021 compared to three months ended September 30, 2020

For the three months ended September 30, 2021, Grant Park had a positive return of 0.7% for the Class A units, a positive return of 0.8% for the Class B units, a positive return of 1.2% for the Legacy 1 Class units, a positive return of 1.2% for the Legacy 2 Class units, a positive return of 1.3% for the Global 1 Class units, a positive return of 1.3% for the Global 2 Class units, and a positive return of 0.9% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 2.7% which were increased by gains of 0.2% from swap transactions and securities and increased by gains of 0.2% from interest and dividend income. These trading gains were decreased by 2.2% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2020, Grant Park had a negative return of 0.8% for the Class A units, a negative return of 1.0% for the Class B units, a negative return of 0.2% for the Legacy 1 Class units, a negative return of 0.3% for the Legacy 2 Class units, a negative return of 0.1% for the Global 1 Class units, a negative return of 0.2% for the Global 2 Class units, and a negative return of 0.6% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 0.5% which were increased by gains of 0.3% from swap transactions and securities and increased by gains of 0.2% from interest and dividend income. These trading gains were decreased by 1.7% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

For the nine months ended September 30, 2021, Grant Park had a positive return of 9.3% for the Class A units, a positive return of 9.0% for the Class B units, a positive return of 10.6% for the Legacy 1 Class units, a positive return of 10.4% for the Legacy 2 Class units, a positive return of 11.1% for the Global 1 Class units, a positive return of 10.9% for the Global 2 Class units, and a positive return of 9.9% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 13.9% which were increased by gains of 2.1% from swap transactions and securities and increased by gains of 0.5% from interest and dividend income. These trading gains were decreased by 6.9% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2020, Grant Park had a negative return of 15.5% for the Class A units, a negative return of 15.9% for the Class B units, a negative return of 14.0% for the Legacy 1 Class units, a negative return of 14.2% for the Legacy 2 Class units, a negative return of 13.6% for the Global 1 Class units, a negative return of 13.8% for the Global 2 Class units, and a negative return of 14.9% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 1.5% which were decreased by losses of 14.4% from swap transactions and securities and increased by gains of 0.9% from interest and dividend income. These trading gains were decreased by 3.2% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2021

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

Key trading developments for Grant Park during the first nine months of 2021 included the following:

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

July. Grant Park recorded losses during the month. Class A units were down 1.48%, Class B units were down 1.53%, Legacy 1 Class units were down 1.29%, Legacy 2 Class units were down 1.31%, Global 1 Class units were down 1.25%, Global 2 Class units were down 1.27% and Global 3 Class units were down 1.41%. Overall Grant Park’s performance was negative, led by losses in fixed income, currencies, energies and metals. Positive performance in equities and agriculturals offset some of the losses. Fixed income performance was driven by positions in German bunds, French Government bonds and eurodollars. Performance in currencies was led by positions in the Japanese yen. Negative performance in energies was driven by positions in brent oil and crude oil. Negative performance in metals was driven by positions in high grade copper. Equities performance was driven by positions in the OSK Nikkei, Nasdaq and OMX 30 indices. Positive performance in agriculturals was led by positions in coffee.

August. Grant Park recorded losses during the month. Class A units were down 0.34%, Class B units were down 0.40%, Legacy 1 Class units were down 0.15%, Legacy 2 Class units were down 0.17%, Global 1 Class units were down 0.10%, Global 2 Class units were down 0.12% and Global 3 Class units were down 0.27%. Overall Grant Park’s performance was slightly negative, led by losses in metals, fixed income and energies. Negative performance in metals was led by positions in gold, lead and copper. Fixed income performance was driven by positions in French Government bonds and U.S. 10-year notes. Performance in energies was led by positions in crude oil, gasoline blendstock and heating oil. Positive performance in equities and agriculturals offset Grant Park’s losses. Equities performance was driven by positions in the Nasdaq Index. Positive performance in agriculturals was led by positions in sugar and cotton. Currencies performance was flat for the month.

September. Grant Park recorded gains during the month. Class A units were up 2.54%, Class B units were up 2.76%, Legacy 1 Class units were up 2.69%, Legacy 2 Class units were up 2.67%, Global 1 Class units were up 2.73%, Global 2 Class units were up 2.71% and Global 3 Class units were up 2.58%. Grant Park’s performance for September was positive, led by energies, agriculturals and currencies. Positive performance in energies was driven by positions in natural gas, crude oil and gas oil. Performance in agriculturals was led by positions in cotton and soybean meal. Currencies performance was driven by positions in the euro, Japanese yen and U.S. dollar. Negative performance in equities, fixed income and metals offset some of the gains. Negative performance in equities was driven by positions in the Nasdaq, OSK Nikkei and Dax indices. Fixed income performance was led by positions in U.S. 10-year notes and Canadian bonds. Performance in metals was slightly negative, led by positions in gold and nickel.

Nine months ended September 30, 2020

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of September 30, 2021 and December 31, 2020 and the trading gains/losses by market category for the nine months ended September 30, 2021 and the year ended December 31, 2020. All open position trading risk exposures of Grant Park, except for the swap transactions, have been included in calculating the figures set forth below. As of September 30, 2021, Grant Park’s net asset value was approximately $43.1 million. As of December 31, 2020, Grant Park’s net asset value was approximately $45.2 million.

	September 30, 2021
Market Sector	Value at Risk*	Trading Gain/(Loss)

Agriculturals/soft commodities/meats	0.5%	5.9%
Currencies & Forward currency contracts	0.4	(0.2)
Energy	0.4	6.5
Interest rates	0.3	(0.3)
Stock indices	0.3	2.0
Metals	0.1	-
Aggregate/Total	0.9%	13.9%

	December 31, 2020
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.4%	(2.3)%
Agriculturals/soft commodities/meats	0.3	3.5
Metals	0.3	2.8
Currencies & Forward currency contracts	0.2	0.4
Energy	0.2	(0.5)
Interest rates	0.1	3.7

Aggregate/Total	0.9%	7.6%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of September 30, 2021, by market sector.

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

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of September 30, 2021.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2020, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There are no Grant Park units authorized for issuance under equity compensation plans. There have been no sales of unregistered securities of Grant Park during the quarter ended September 30, 2021. In addition, Grant Park did not repurchase any units under a formal repurchase plan. All Grant Park unit redemptions were in the ordinary course of business during the quarter ended September 30, 2021. There have not been any purchases of units by Grant Park or any affiliated purchasers during the quarter ended September 30, 2021.

Item 6.  Exhibits

(a)Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: November 15, 2021	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)