Form 10-K
period 2021-12-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2022-03-14
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The Registrant has no voting stock. As of January 31, 2022, there were 3,924.35 Class A Units, 31,889.63 Class B Units, 452.87 Legacy 1 Class Units, 391.22 Legacy 2 Class Units, 13,425.07 Global Alternative Markets 1 Class Units, 457.53 Global Alternative Markets 2 Class Units, and 12.62 Global Alternative Markets 3 Class Units issued and outstanding.

PART I

ITEM 1.	BUSINESS

Grant Park Futures Fund Limited Partnership, which is referred to in this report as Grant Park or the Fund, is a multi-advisor commodity pool. Grant Park, which is not registered as a mutual fund under the Investment Company Act of 1940, has been in continuous operation since January 1989. It is managed by its general partner, Dearborn Capital Management, L.L.C., and invests through independent professional commodity trading advisors.

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

GP 1, LLC (“GP 1”) GP 4, LLC (“GP 4”)GP 8, LLC (“GP 8”) GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”) GP 5, LLC (“GP 5”)GP 9, LLC (“GP 9”)

There were no assets allocated to GP 1 and GP 9 as of December 31, 2021 and 2020.

Through their respective Trading Companies, EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP (“Episteme”), Quantica Capital AG (“Quantica”) and Sterling Partners Quantitative Investments LLC (“Sterling”), (collectively, the “Advisors”), served as Grant Park’s commodity trading advisors at December 31, 2021. Grant Park obtains the equivalent of net profits or net losses generated by H2O AM LLP (“H2O”) as a reference trader through an off-exchange swap transaction and does not allocate assets to H2O directly. Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of December 31, 2021, the general partner allocated between 1% to 35% of Grant Park’s net assets through the respective Trading Companies among its trading advisors EMC, Episteme, Quantica and Sterling and the swap transaction through which H2O is a reference trader is similarly within this range. No more than 35% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor or reference trader. The general partner may terminate or replace the trading advisors and/or enter into swap transactions related to the performance of reference traders or retain additional trading advisors in its sole discretion. Grant Park utilizes ADM Investor Services, Inc. and Rosenthal Collins Group Division of Marex Spectron as its clearing brokers. The general partner may retain additional or substitute clearing brokers for Grant Park in its sole discretion.

As of December 31, 2021, Grant Park had a net asset value of approximately $40.6 million and 1,717 limited partners. As of the close of business on December 31, 2021, the net asset value per unit of the Class A units was $950.90, the net asset value per unit of the Class B units was $759.34, the net asset value per unit of the Legacy 1 Class units was $830.25, the net asset value per unit of the Legacy 2 Class units was $802.66, the net asset value per unit of the Global 1 Class units was $843.02, the net asset value per unit of the Global 2 Class units was $818.74 and the net asset value per unit of the Global 3 Class units was $659.82.

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

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including Grant Park, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. Grant Park also may trade in dealer markets for forward and swap contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, Grant Park trades on foreign commodity exchanges, which are not subject to regulation by any United States government agency.

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

Corporate Information

The general partner’s principal executive offices are located at 566 West Adams Street, Suite 300, Chicago, Illinois 60661, and our telephone number at that address is (312) 756-4450. Our website address is www.grantparkfunds.com. We make available at this address, under the “Grant Park Funds” tab, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These filings are also available on the SEC's website at www.sec.gov. The contents of our website are not incorporated by reference into this report.

ITEM 1A.	RISK FACTORS

Grant Park’s performance, trading activities, operating results, financial condition and net asset value could be negatively impacted by a number of risks and uncertainties, including, but not limited to those outlined below, which the general partner considers the most significant risks that may affect the value of an investment in Grant Park. Investors should also refer to the other information included in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Grant Park’s consolidated financial statements and related notes for the year ended December 31, 2021, as well as information incorporated by reference herein, for further information regarding Grant Park.

Summary Risk Factors

An investment in Grant Park is highly speculative and involves a high degree of risk. Some of the risks investors may face as an investor in Grant Park are summarized below. A more comprehensive discussion of those risks which we consider the most significant risks that may affect the value of an investment in Grant Park follows this summary.

●	Prices of commodity interest contracts are highly volatile and subject to rapid and substantial fluctuations. Investors could therefore lose all or substantially all of their investment if Grant Park’s trading positions are or become unprofitable. Movements in price are often the result of factors outside of Grant Park’s, the trading advisors’ or reference traders’ control and may not be anticipated by Grant Park’s trading advisors.
●	Because Grant Park’s trading positions are typically secured by the deposit of margin funds that represent only a small percentage of a contract’s face value, such positions are effectively highly leveraged. As a result of this leverage, relatively small movements in the price of a contract can cause significant losses.
●	Grant Park’s use of multiple third-party trading advisors and reference traders may result in Grant Park taking offsetting positions on the same commodity interest contract, thereby possibly incurring additional expenses but without any net change in Grant Park’s holdings. In addition, trading programs used by each trading advisor and reference trader may bear some similarities to trading programs used by other trading advisors and reference traders, which could potentially reduce or negate the intended benefits of having multiple trading advisors and reference traders.
●	Past performance of Grant Park is not necessarily indicative of future results, and investors should not rely on the performance record to date of Grant Park and/or the trading advisors and reference traders in deciding whether to invest in Grant Park. The general partner increased Grant Park’s fee and expense structure in certain respects to accommodate the previous public offering of units, and such increase adversely impacts Grant Park’s net performance.
●	The regulation of swaps and certain other derivative instruments has changed significantly since Grant Park began operating, which changes may increase Grant Park’s operational or compliance costs or result in lost profit opportunities for Grant Park.
●	A substantial portion of Grant Park’s trades takes place on markets and exchanges outside the United States. Some non-U.S. markets present additional risks because they are not subject to the same degree of regulation as their U.S. counterparts. In some of these non-U.S. markets, the performance on a contract is the responsibility of the counterparty and the contract is not backed by or novated to a centralized clearing house, which exposes Grant Park to credit risk in the form of counterparty default or payment risk. Trading in non-U.S. markets also leaves Grant Park susceptible to swings in the value of the local currency against the U.S. dollar.
●	Grant Park pays substantial fees and expenses that are incurred regardless of whether Grant Park is profitable. In addition, Grant Park pays each of its trading advisors an incentive fee that is based only on that trading advisor’s trading profits, which means that Grant Park could pay incentive fees to one or more trading advisors even if Grant Park as a whole is not profitable. Incentive fees embedded in swap transactions are not directly paid by Grant Park but impact swap valuation.
●	Investors have no rights to participate in the management or trading decisions of Grant Park and must rely on the judgment of the general partner to manage Grant Park and on the trading decisions and activity by trading advisors or reference traders selected by the general partner.
●	The structure and operation of Grant Park involves several conflicts of interest. For example, DCM Brokers, LLC, an affiliate of Grant Park’s general partner, serves as Grant Park’s lead selling agent. Also, certain principals of Grant Park’s general partner own a minority interest in EMC Capital Advisors, LLC, one of Grant Park’s trading advisors.
●	The commodity interest markets are the subject of continuing regulatory scrutiny, from both a national and international perspective, and implementation of certain proposed laws or regulations could adversely impact Grant Park’s ability to trade speculatively and implement its trading strategies.

Market Risks

The commodity interest markets in which Grant Park trades are highly volatile, which could cause substantial losses to Grant Park and may cause investors to lose their entire investment.

Commodity interest markets and contracts are highly volatile and are subject to rapid and substantial fluctuations that may frequently occur. Consequently, investors could lose all or substantially all of their investment in Grant Park if Grant Park’s trading positions are or become unprofitable. The profitability of Grant Park depends primarily on the ability of Grant Park’s trading advisors or reference traders to forecast these fluctuations accurately. Price movements for commodity interests are influenced by, among other things:

●	changes in interest rates;
●	governmental, agricultural, trade, fiscal, monetary and exchange control programs and policies;

●	global events including COVID-19, disruptions and uncertainty;
●	weather and climate conditions;
●	changes in supply and demand;
●	money supply policies, liquidity and access to capital;
●	changes in balances of payments and trade;
●	U.S. and international rates of inflation or deflation;
●	exchange rates, currency valuations, devaluations and revaluations;
●	U.S. and international political and economic events and uncertainty; and
●	changes in investor expectations and emotions of market participants.

The trading advisors’ and reference traders’ trading methods (regardless of the nature of the method) may not take into account each of these factors except if or to the extent they may be reflected in the technical data analyzed by the trading advisors or reference traders.

In addition, governments from time to time intervene, directly and by regulation, in certain markets, often with the objective to influence prices. The effects of governmental intervention may be particularly significant at certain times in the financial and currency markets, and this intervention may cause these markets to move rapidly.

For a more detailed discussion of the quantitative and qualitative market risks to which Grant Park is exposed, investors should read the section entitled, “Quantitative and Qualitative Disclosures About Market Risk.”

Past performance is not necessarily indicative of future results.

Investors should not rely for predictive purposes on the past performance history of either Grant Park, the general partner or any of the trading advisors or reference traders. Likewise, investors should not assume that any trading advisor’s or reference trader’s future trading decisions will be profitable, avoid substantial losses or result in performance comparable to that trading advisor’s or reference trader’s past performance. Trading advisors or reference traders may alter their strategies from time to time, and their performance results in the future may materially differ from their prior trading experience. Moreover, technical analysis employed by the trading advisors or reference traders may not take into account the effect of economic or market forces or events that may cause losses to Grant Park. Furthermore, the general partner, in its discretion, may terminate any trading advisors or swap arrangements incorporating new reference traders, add new trading advisors or change the allocation of assets among trading advisors or reference traders, any one of which could cause a substantial change in Grant Park’s future performance relative to past results.

Options are volatile and inherently leveraged, and sharp movements in prices could cause Grant Park to incur large losses.

Grant Park may use options on commodity interests to generate premium income or speculative gains. Options involve risks similar to other commodity interests, in that options are subject to sudden price movements and are highly leveraged, since payment of a relatively small purchase price, called a premium, gives the buyer the right to acquire an underlying commodity interest that may have a face value greater than the premium paid. The buyer of an option risks losing the entire purchase price of the option. The writer, or seller, of an option risks losing the difference between the purchase price received for the option and the price of the commodity interest underlying the option that the writer must purchase or deliver upon exercise of the option. There is no limit on potential loss to the seller of an option. Future market movements of the commodity interests underlying options also cannot be predicted.

OTC transactions may be subject to the risk of counterparty default, which could cause substantial losses.

Grant Park faces non-performance risk by counterparties to OTC derivatives contracts. Unlike transactions in futures contracts, a counterparty to an OTC derivatives contract is generally a single bank or other financial institution, rather than a centralized clearing house. As a result, there is potential counterparty credit risk in these transactions. This credit risk may take the form of a payment default by a counterparty or the filing of bankruptcy, insolvency, an assignment for the benefit of creditors or other action by a counterparty. Counterparty risk has intensified in the recent past. The risk of counterparty default is potentially substantial and could cause significant losses to Grant Park in the event that such a default were to occur.

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

The prices of forex contracts can be highly volatile and the risk of loss in forex trading can be significant. Forex transactions are not traded on an exchange and the funds deposited with the counterparty in a forex transaction will not receive the same protections as funds used to margin or guarantee exchange-traded derivatives. If a counterparty becomes insolvent, and Grant Park has a claim for amounts deposited or profits earned on transactions with the counterparty, Grant Park’s claim may not receive priority. Without priority, Grant Park would be a general creditor and Grant Park’s claim would be paid, along with the claims of other general creditors, if at all from any monies still available after priority claims are paid. Even customer funds that a counterparty keeps from its own operating funds may not be insulated or protected from the claims of other general and priority claims. Also, the high degree of leverage that is often obtainable in forex trading can work against Grant Park as well as for it. The use of leverage can lead to large losses as well as gains, including losses in excess of the amount invested. Because forex transactions do not occur on an exchange and forex contracts may be illiquid, it may be difficult or costly to execute a transaction, and the prices of forex contracts may be more volatile as a result.

Certain of Grant Park’s investments are or could be illiquid, which may increase the risk of loss.

Grant Park may not always be able to liquidate its commodity interest positions at the desired price, particularly with respect to OTC derivatives. In particular, it may be difficult to execute a trade at a specific price when there are relatively few buy and sell orders in a market. A market disruption or a foreign government’s political actions that disrupt the cash market in its currency or in a major export item, can also make it difficult or costly to liquidate a position. Additionally, limits imposed by futures exchanges or other regulatory organizations, such as speculative position limits and daily price fluctuation limits, may contribute to illiquidity with respect to some commodity interests. Moreover, in the OTC derivatives markets, liquidation may only occur upon contract maturation or when the contract is assigned to another party, which is likely to present additional costs.

Unexpected market illiquidity may cause substantial losses to investors at any time or from time to time. The large face value of the positions that trading advisors or reference traders acquire for Grant Park increases the risk of illiquidity by both making Grant Park’s positions more difficult to liquidate at favorable prices and increasing losses incurred while trying to do so. See “Quantitative and Qualitative Disclosures About Market Risk.”

Cash flow needs may cause positions to be closed which may cause substantial losses.

Due to factors including differences in margin treatment between futures and options, there may be periods of time in which positions involving both kinds of instruments must be closed down prematurely due to short term cash flow needs. If this occurs during an adverse move in a spread or straddle trade, for example, then a substantial loss could occur.

An investment in Grant Park may not diversify an overall portfolio.

Historically, managed futures have generally been non-correlated to the performance of other asset classes such as stocks or bonds. Non-correlation means that there is no statistically significant relationship between the performance of futures and other commodity interest transactions, on the one hand, and stocks or bonds, on the other hand. Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other. Because of this non-correlation, Grant Park should not necessarily be expected to be profitable during unfavorable periods for the stock market, or vice versa. Grant Park may incur major losses while stock and bond prices rise substantially in a prospering economy. If, however, during a particular period of time Grant Park’s performance moves in the same general direction as the general financial markets or Grant Park does not perform successfully, investors will obtain little or no diversification benefits during that period from investing in Grant Park. In such a case, Grant Park may have no gains to offset investor losses from other investments, and investors may suffer losses on their investment in Grant Park at the same time as losses on their other investments are increasing. This was the case, for example, during the first quarter of 2020, when Grant Park experienced a loss of approximately 15.78% while the Standard & Poor’s 500 Index lost approximately 19.60%. Investors should not consider Grant Park to be a hedge against losses in their stock and bond portfolios.

Trading in international markets exposes Grant Park to additional credit and regulatory risk.

A substantial portion of Grant Park’s trades have in the past and are expected in the future to take place on markets or exchanges outside of the United States. There is no limit to the amount of assets that Grant Park may commit to trading on non-U.S. markets, and historically, as much as approximately 30% to 60% of Grant Park’s overall market exposure has involved positions taken on non-U.S. markets. The risk of loss in trading non-U.S. commodity interests contracts can be significant. Participation in non-U.S. commodity interests involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade. Some of these non-U.S. markets, in contrast to U.S. markets, are so-called principals’ markets in which performance is the responsibility only of the individual counterparty with whom Grant Park has entered into a commodity interest transaction, not of the exchange or clearing house. In these kinds of markets, Grant Park will be subject to the risk of bankruptcy, insolvency, government intervention, payment failure or other failures or non-performance by the counterparty.

Moreover, many of these non-U.S. markets are unregulated, which means that Grant Park may have no or only limited recourse in the event of counterparty failures or non-performance. None of the CFTC, NFA or any domestic exchange regulates activities of any foreign boards of trade or exchanges outside of the United States, including execution, delivery and clearing of transactions, nor does any U.S. regulatory authority have the power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws.

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

Some non-U.S. exchanges also may be in a more developmental stage, so that prior price histories may not be indicative of current price dynamics. In addition, Grant Park may not have the same access to information or positions on foreign trading exchanges as do local traders, and the historical market data on which the trading advisors or reference traders rely on formulating and executing their strategies may not be as reliable or accessible as it is in the United States.

Grant Park’s international trading activities subject it to foreign exchange risk.

The price of any non-U.S. commodity contracts and, therefore, the potential profit and loss on such contracts, may be affected by variances in the foreign exchange rate between the time an order is placed and the time it is executed, or the time between when a position is opened and when it is liquidated, offset or exercised. As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to Grant Park even if a contract traded is profitable as measured in the local currency.

Grant Park’s international trading activities are subject to global risks and market disruption.

Trading on international markets increases the risk that events or circumstances that disrupt such markets may have a materially adverse effect on Grant Park’s business or operations or the value of positions held by Grant Park. Such events or circumstances may include, but are not limited to, inflation or deflation, currency devaluation, interest rate changes, exchange rate fluctuations, changes in government policies, natural disasters, pandemics or other extraordinary events such as COVID-19, armed conflicts, political or social instability or other unforeseen developments that cannot be quantified.

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

Given the breadth of impact and the speed or frequency with which such government action has sometimes occurred, these interventions have also tended to increase uncertainty in various markets and, although perhaps unintentionally, contributed to overall market instability. This situation can be compounded by the sometimes apparent inconsistency with which government action has been formulated and applied. Such inconsistency has tended in the past to and may tend in the future to have a further destabilizing effect on world financial markets and, as a result, reduce liquidity in many of these markets.

Several countries have limited or prohibited selected types of trading strategies, making such trading either increasingly difficult or impossible to implement. Any regulatory limitations on selected trading strategies could have a materially adverse impact on Grant Park’s ability to implement certain trading methods or allocate to trading advisors or engage reference traders who employ such methods. It is impossible to predict what impact such disruptions and interventions, if they occur, might have on Grant Park’s performance.

Grant Park may be subject to increased or changing regulation.

Regulators in the past several years have amended and increased scrutiny, reporting requirements, restrictions, and regulations in various areas concerning funds, sometimes without coordinating such actions between or among regulators. Such regulations may limit Grant Park’s strategy and increase compliance risks to Grant Park. Additionally, certain regulatory agencies have conducted discussions with market participants, registrants and investors to ascertain investor protection implications of the growth of investment funds, and proposals have been made with regard to best business practices and additional regulation of such funds, their operators and advisors, and certain of their activities, including proposed restrictions on certain types of trading and proposals for increased public and private disclosure of financial, trading, and risk management information. The regulation of futures, forward, and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the currency markets and the need to regulate the “derivatives” markets in general. Any regulations that restrict the ability of Grant Park to employ various types of trading methods or trading instruments in connection with Grant Park’s trading, or otherwise limit or modify Grant Park’s trading activities, require Grant Park to disclose proprietary information, or subject Grant Park to additional regulation, could adversely impact Grant Park’s profit potential or its ability to conduct business.

Grant Park may be affected by COVID-19.

The onset of the novel coronavirus known as COVID-19 has caused significant shocks to global financial markets and economies, with many governments taking extreme actions to slow and contain the spread of COVID-19. These actions have had, and likely will continue to have, a severe economic impact on global economies as economic activity in some instances has essentially ceased or been substantially reduced. Financial markets across the globe continue to experience severe stress at least comparable if not greater than what was experienced during the global financial crisis in 2008. In March 2020, U.S. equity markets entered a bear market in the fastest move in the history of U.S. financial markets. Various global economic shocks continuing to be experienced as of the date hereof, and the possibility of such shocks occurring in the future may cause the underlying assumptions and expectations of the general partner, trading advisors or reference traders to become outdated quickly or inaccurate, resulting in potentially significant losses.

Due in part to market conditions following the COVID-19 pandemic, global interest rates have maintained historically low levels, in some cases less than zero. Although this condition has recently begun to change, the general partner expects that Grant Park’s interest income for at least the near-term will be very low, and the amount of trading income that Grant Park will need to achieve in order to generate a profit or even break-even is higher than would be the case if interest rates were higher. Additionally, during certain periods of the COVID-19 pandemic, federal, state and local governments enacted various measures, including restricted travel and stay-at-home/shelter-at-home orders. The General Partner cannot determine or predict what impact such measures may have now or in the future on the General Partner’s, trading advisors’, reference traders’ or Grant Park’s ability to operate or conduct day-to-day activities.

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

Grant Park may be affected by LIBOR transition and phaseout.

To the extent that swap transactions or other derivative instruments in which Grant Park trades or invests extend beyond December 31, 2021, interest rates for such transactions or instruments might be subject to change to the extent that such rates are calculated using the London Interbank Offered Rate (“LIBOR”).

LIBOR has historically been the most widely used interest rate benchmark in the world, but the U.K. Financial Conduct Authority announced in 2017 that FCA would no longer sustain the publication of LIBOR as a reference rate by the end of 2021. LIBOR’s administrator plans to retire 3-, 6-, and 12-month U.S. dollar LIBOR in late June 2023 and retired the 1-week and 2-month U.S. dollar LIBOR and all LIBOR settings in British sterling, euros, Swiss francs, and Japanese yen as of December 31, 2021. U.S. regulators have encouraged banks to transition away from LIBOR “as soon as practicable.” LIBOR’s discontinuation poses various risks to parties to all financial instruments, including but not limited to derivatives, bonds, loans, mortgage-backed securities or collateralized loan obligations, that are linked to LIBOR or similar regional benchmark rates. Many financial transactions provide no contractual fallbacks, or the fallback provisions in place may not effectively cover LIBOR’s discontinuation.

Given the prevalent use of the LIBOR benchmark and risks to the financial system from its discontinuance, the State of New York and the European Union have recently adopted measures to address the problems facing “tough legacy” contracts, i.e., pre-existing contracts that reference LIBOR but do not provide for a viable fallback reference rate in the event of LIBOR’s cessation. Such measures seek to migrate certain contracts to their respective regulators’ recommended replacement benchmark, and thus to reduce the uncertainty and litigation risk surrounding LIBOR’s cessation. Other jurisdictions have adopted similar or other measures, but LIBOR transition nonetheless introduces the risk of potentially contentious disputes and litigation that could last for several years. The U.K. Financial Conduct Authority has warned that risks associated with the discontinuance of LIBOR and transition to other benchmarks include but are not limited to: (i) publication of key LIBOR indexes is not guaranteed beyond June 30, 2023; (ii) sustainability of LIBOR as a benchmark is in question due to the absence of active market support; and (iii) cessation of LIBOR poses potential financial stability risk. If LIBOR ceases to be published, Grant Park may need to renegotiate any agreements extending beyond December 31, 2021 or June 30, 2023, as applicable, and that utilize LIBOR as a factor in determining the interest rate, to replace LIBOR with the new reference rate that is established. The foregoing may have a materially adverse effect on Grant Park’s ability to engage in such transactions or utilize such instruments.

Swap transactions are subject to additional risks.

Grant Park may trade in swap transactions. Unlike futures and options on futures contracts, most swap contracts currently are not traded on or cleared by an exchange or clearinghouse. The CFTC currently requires only a limited class of swap contracts (certain interest rate and credit default swaps) to be cleared and executed on an exchange or other organized trading platform. In accordance with the Dodd-Frank Act, the CFTC may determine in the future whether other classes of swap contracts will be required to be cleared and executed on an exchange or other organized trading platform. Until such time as these transactions are cleared, Grant Park will be subject to a greater risk of counterparty default on its swaps. Because swaps do not generally involve the delivery of underlying assets or principal, the amount payable upon default and early termination is usually calculated by reference to the current market value of the contract. Swap dealers and major swap participants require Grant Park to deposit initial margin and variation margin as collateral to support such obligation under the swap agreement but may not themselves provide collateral for the benefit of Grant Park. If the counterparty to such a swap agreement defaults, Grant Park would be a general unsecured creditor for any termination amounts owed by the counterparty to Grant Park as well as for any collateral deposits in excess of the amounts owed by Grant Park to the counterparty, which would result in losses to Grant Park.

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

Swaps trading has been and is likely to continue to be subject to substantial change under the Dodd-Frank Act and related regulatory action. Under the Dodd-Frank Act, certain commodity swaps are required to be cleared through central clearing parties and executed on exchanges or other organized trading platforms. Security-based swaps are subject to similar requirements. Additional regulatory requirements apply to all swaps, whether subject to mandatory clearing or not. These may include margin, collateral and capital requirements, reporting obligations, speculative position limits for certain swaps, and other regulatory requirements. Swaps which are not offered for clearing by a clearinghouse will continue to be traded bi-laterally. Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraphs.

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

Swaps or other derivative instruments based on a reference program may not always replicate the performance of the relevant trading advisors’ or reference traders’ trading program.

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

Because the amount of margin funds necessary to be deposited with a clearing broker to enter into a futures or forward contract position is typically about 2% to 10% of the total value of the contract, the general partner can hold positions in Grant Park’s account with face values equal to several times Grant Park’s net assets. The ratio of margin to equity is typically 8% to 15% but can range from approximately 5% to 33%. As a result of this leveraging, even a small movement in the price of a contract can cause major losses. Any purchase or sale of a futures or forward contract may result in losses that substantially exceed the amount invested in the contract. For example, if $2,200 in margin is required to hold one U.S. Treasury bond futures contract with a face value of $100,000, a $2,200 decrease in the value of that contract could, if the contract is then closed out, result in a complete loss of the margin deposit, not even taking into account fees and/or commissions. Severe short-term price declines could, therefore, force the liquidation of open positions with large losses.

Trend following and pattern recognition trading may not be profitable without significant and sustained price moves in some of the markets traded or in markets in which a potential price trend may start to develop but reverses before an actual trend is realized.

Grant Park is a multiple-manager fund which allocates its assets among several trading advisors and reference traders employing technical analysis including proprietary, systematic trend-following and pattern recognition systems in various forms. Grant Park’s trading advisors and reference traders attempt to exploit through the use of their proprietary systematic trading systems the tendency of markets to either trend or exhibit repeated patterns over time. Since trend-following is a reactive trading strategy rather than a predictive one, positions are entered into or exited from in reaction to price movement; there is no prediction of future price. Such trend-following strategies may not take into account a pending political or economic event since the trading strategy would continue to maintain positions indicated by its strategy even though such positions would incur major losses if the event proved to be adverse.

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

The risk management techniques of one or all of the trading advisors or reference traders may not be effective.

The techniques employed by each trading advisor and reference trader to monitor and manage risks associated with its trading activities on behalf of Grant Park may not successfully mitigate all risks. For example, even if a trading advisor or reference trader utilizes predetermined stop-loss levels for a position as part of its risk management, such stop-loss orders may not necessarily limit losses, since they become market orders once triggered. As a result, the order may not be executed at the stop-loss price, resulting in a loss in excess of the loss that would have been incurred if the order had been executed at the stop-loss price. Even if a trading advisor’s or reference trader’s risk management is fully effective, it cannot anticipate all risks that the trading advisor or reference trader may face. To the extent one or more of the trading advisors or reference traders fails to identify and adequately monitor and manage all of the risks associated with its trading activities, Grant Park may suffer losses.

Increased competition from other systematic and technical trading systems could reduce the trading advisors’ or reference traders’ profitability.

There has been a dramatic increase over the past 40 years in the amount of assets managed by systematic and technical trading systems like that of the trading advisors and reference traders. Assets in managed futures, for example, have grown from approximately $300 million in 1980 to over $343 billion in September 2021 according to BarclayHedge. This results in increased trading competition among a larger number of market participants for transactions at favorable prices, which could operate to the detriment of Grant Park by preventing Grant Park from affecting transactions at desired prices. It may become more difficult for Grant Park to implement its trading strategies if other commodity trading advisors or reference traders using technical systems are, at the same time, also attempting to initiate or liquidate commodity interest positions.

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

The final rule became effective on March 15, 2021. The final rule’s compliance date for speculative position limits on 16 non-legacy core futures contracts and on certain exchange-set speculative position limits was January 1, 2022. The compliance date for economically equivalent swaps as defined under the final rule and for eliminating certain previous risk management exemptions to position limits is January 1, 2023.

Subject to the final rule, exchanges can also impose their own position limits and/or position accountability levels for the contracts they list. Certain swaps listed for trading on exempt commercial markets are also subject to position limits imposed by those markets, but that is also an area where requirements may be changing. All accounts controlled by a particular trading advisor are combined for speculative position limit purposes. If positions in those accounts were to approach the level of the particular speculative position limit, or if prices were to approach the level of the daily limit, these limits could cause a modification of the particular trading advisor’s trading decisions or force liquidation of certain futures or options on futures positions. If one or more of Grant Park’s trading advisors must take either of these actions, Grant Park may be required to forego profitable trades or strategies.

Increases in assets under management of any of the trading advisors or reference traders may affect trading decisions, which could have a detrimental effect on Grant Park.

In general, none of the trading advisors or reference traders intends to limit the amount of additional assets of Grant Park that it may manage, and each will continue to seek new accounts. The more equity a trading advisor or reference trader manages, the more difficult it may be for it to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance and of managing risk associated with larger positions. Moreover, in the future certain trading advisors or reference traders may limit the amount of additional assets that they manage. Accordingly, future increases in assets under management may require a trading advisor or reference trader to modify its trading decisions for Grant Park or may cause the general partner to add additional trading advisors or reference traders, either of which could have a materially adverse effect on Grant Park’s performance or results.

The use of multiple trading advisors may result in offsetting or opposing trading positions and may also require one trading advisor to fund the margin requirements of another trading advisor.

The use of multiple trading advisors may result in developments or positions that adversely affect Grant Park’s performance or results. For example, because trading advisors act independently, Grant Park could buy and sell the same futures contract, thereby incurring additional expenses but with no net change in its holdings and offsetting any potential for profit from these positions. Trading advisors also may compete from time to time for the same trades or other transactions, increasing the cost to Grant Park of making trades or transactions or causing some of them to be foregone altogether. Moreover, even though each trading advisor’s margin requirements ordinarily will be met from that trading advisor’s allocated net assets, one trading advisor may incur losses of such magnitude that Grant Park is unable to meet margin calls from the allocated net assets of that trading advisor. In this event, Grant Park’s clearing brokers may require liquidations and contributions from the allocated net assets of another trading advisor.

The trading advisors’ and reference traders’ trading programs bear some similarities and, therefore, may lessen the benefits of having multiple trading advisors.

Certain trading advisors and reference traders initially obtained their trading experience under the guidance of the same individual. However, each trading advisor or reference trader has, over time, developed and modified the program it uses for Grant Park. Nevertheless, the trading advisors’ and reference traders’ trading programs have similarities. These similarities may mitigate the positive effect of having multiple trading advisors or reference traders. For example, in periods where one trading advisor or reference trader experiences a draw-down, it is possible that these similarities will cause the other trading advisors or reference traders to also experience a draw-down.

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

Certain of Grant Park’s investments, including exchange-traded funds and mutual funds, are subject to investment advisory and other expenses, which will be indirectly paid by Grant Park. The cost of investing in Grant Park is higher than the cost of investing directly in mutual funds and exchange-traded funds. Investors in Grant Park will indirectly incur fees and expenses charged by the exchange-traded funds or mutual funds in which Grant Park invests in addition to Grant Park’s direct fees and expenses. Any exchange-traded fund or mutual fund that Grant Park invests in operates independently from Grant Park and is subject to investment advisory and other expenses which will be indirectly paid by Grant Park.

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

One or more of the trading advisors may from time-to-time cause Grant Park to hold a few, relatively large positions in relation to its assets. Consequently, a loss in any such position could result in a proportionately greater loss to Grant Park than if Grant Park’s assets had been spread among a wider number of instruments.

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

The units are subject to restrictions on redemption and transfer, which may prevent investors from redeeming or transferring their units when they want to do so and may increase their risk of loss.

There is no, and there is not likely to be a, secondary market for the units. While the units have redemption rights, there are restrictions.

Additionally, redemptions can occur only monthly and require written notice to the general partner at least 10 days in advance of the requested redemption date, or earlier as required by a selling agent. The net asset value per unit may change materially between the date on which an investor requests a redemption and the month-end redemption date. Transfers of units are permitted only with the prior written consent of the general partner, provided that certain conditions specified in the limited partnership agreement are satisfied. Such restrictions may prevent investors from redeeming or transferring their units when they want to do so. In the event that Grant Park is subject to rapid and substantial losses, the inability to immediately redeem or transfer units may increase investors’ risk of loss.

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

Investors have no right to participate in the management of Grant Park.

The general partner manages the affairs of Grant Park. As a limited partner in the Fund, investors only have limited voting rights regarding Grant Park’s affairs, which rights do not permit investors to participate in the management or control of Grant Park or the conduct of its business. Investors must therefore rely upon the responsibility and judgment of the general partner to manage Grant Park’s affairs in the best interests of the limited partners.

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

The general partner will determine the fair market value of Grant Park’s investments if a readily available market value does not exist. The value determined by the general partner may not necessarily reflect the liquidation value of such investments. Accordingly, if Grant Park is required to liquidate any such investment in order to meet redemption requests or margin calls, no assurance can be given that the fair market value, as determined by the general partner, or any other value attributed to the investment, will be realized upon disposition. Thus, if a limited partner redeems its units at a time when Grant Park holds such investments, redemption proceeds a limited partner receives will depend on the value of Grant Park’s investments as determined by the general partner. In valuing Grant Park’s assets, the general partner may rely on valuations and other reports received from third parties, including advisors to Grant Park. In no event will the general partner be liable for any determination made, or other action taken or omitted, in good faith. All determinations of values by the general partner will be final and conclusive as to all limited partners.

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

Investors are only able to review Grant Park’s holdings on a monthly basis, which makes Grant Park less transparent than certain other investments.

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

Grant Park may terminate before investors achieve their investment objective.

Grant Park may terminate, regardless of whether Grant Park has incurred losses, before its stated termination date of December 31, 2027. In particular, Grant Park will terminate if the general partner withdraws and the limited partners fail to elect a substitute general partner, if the general partner is subject to bankruptcy, or upon the occurrence of certain other events as described in the limited partnership agreement. However, no amount of losses will require the general partner to terminate Grant Park. Grant Park’s termination would cause the liquidation and potential loss of an investment in Grant Park and could adversely impact the overall maturity and timing of an investor’s investment portfolio.

Grant Park is not a registered investment company.

Grant Park is not a registered investment company subject to the Investment Company Act of 1940. Accordingly, investors do not have the protections afforded by that statute which, for example, requires registered investment companies to have a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

Litigation could result in substantial additional expenses.

Grant Park could be named as a defendant in a lawsuit or regulatory action arising out of the activities of the general partner or the trading advisors. If this were to occur, Grant Park will bear the costs of defending such suit or action and will be at further risk if its defense is unsuccessful, which could result in losses to Grant Park.

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

The general partner relies on the trading advisors to achieve trading gains for Grant Park, allocating to each of them responsibility for, and discretion over, trading of their allocated portions of Grant Park’s assets. The trading advisors, in turn, are dependent on the services of a limited number of persons to develop and refine their trading approaches and strategies and execute Grant Park’s transactions. The loss of the services of any trading advisor’s principals or key employees, or the failure of those principals or key employees to function effectively as a team, may have an adverse effect on that trading advisor’s ability to manage its trading activities successfully or may cause the trading advisor to cease operations entirely, either of which, in turn, could negatively impact Grant Park’s performance. Each of Grant Park’s trading advisors is controlled, directly or indirectly, by one or more individuals. The death, incapacity or prolonged unavailability of such individuals likely would greatly hinder these trading advisors’ operations, and could result in their ceasing operations entirely, which could adversely affect the value of an investment in Grant Park.

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

Changes in the general partner’s allocation of the assets of each class of Grant Park among trading advisors and reference traders may result in poorer performance by Grant Park.

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

On December 16, 2015, the CFTC adopted margin requirements for non-cleared OTC derivatives executed by registered swap dealers or major swap participants for which no U.S. federal banking agency is a prudential regulator. On December 8, 2020, the CFTC adopted certain amendments to its margin requirements for uncleared swaps to revise the calculation method for determining whether certain entities come within the scope of initial margin requirements for uncleared swaps, beginning in the last phase of a phased compliance schedule, which starts on September 1, 2022, and the timing for compliance with the initial margin requirements after the end of the phased compliance schedule. Although Grant Park is not directly subject to these margin requirements, to the extent that Grant Park enters into a non-

cleared OTC derivatives transaction with a counterparty subject to such requirements, Grant Park will be indirectly affected since such counterparty will be required to collect margin from or post margin to, as applicable, Grant Park.

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

If Grant Park were to be treated as an association or publicly traded partnership taxable as a corporation instead of as a partnership for U.S. federal income tax purposes, (1) its net taxable income would be taxed at corporate income tax rates, thereby substantially reducing its profitability, (2) limited partners would not be allowed to deduct their share of losses, and (3) distributions to limited partners, other than liquidating distributions, would constitute dividends to the extent of Grant Park’s current and accumulated earnings and profits and would be taxable as such.

Limited partners’ tax liability may exceed their cash distributions.

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

Limited partners could owe taxes on their share of Grant Park’s ordinary income despite overall losses.

Gain or loss on domestic futures and options on futures as well as on most foreign currency contracts will generally be taxed as capital gains or losses for U.S. federal income tax purposes. Interest income and other ordinary income earned by Grant Park generally cannot be offset by capital losses. Consequently, limited partners could owe taxes on their allocable share of Grant Park’s ordinary income for a calendar year even if Grant Park reports a net trading loss for that year. Also, particular operating expenses of Grant Park, such as trading advisor consulting and incentive fees, may not be deductible, or may be subject to limitations, for purposes of calculating limited partners’ federal and/or state and local income tax liability.

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

Grant Park does not own or use any physical properties in the conduct of its business. Its assets currently consist of U.S. and international futures contracts and other interests in commodities, including swap contracts, exchange-traded funds and fixed income products. Grant Park’s main office is located at 566 West Adams Street, Suite 300, Chicago, Illinois 60661.

ITEM 3.	LEGAL PROCEEDINGS

Grant Park is not a party to any pending material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for any of Grant Park’s units. All units may be transferred or redeemed subject to the conditions imposed by Grant Park’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”). As of January 31, 2022 there were 27 Class A unit holders, 1,173 Class B unit holders, 12 Legacy 1 Class unit holders, 6 Legacy 2 Class unit holders, 468 Global 1 Class unit holders, 17 Global 2 Class unit holders, 1 Global 3 Class unit holders, and 3,924.35 Class A units, 31,889.63 Class B units, 452.87 Legacy 1 Class units, 391.22 Legacy 2 Class units, 13,425.07 Global 1 Class units, 457.53 Global 2 Class units and 12.62 Global 3 Class units outstanding.

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

Issuer Purchases of Equity Securities

There are no Grant Park units authorized for issuance under any equity compensation plans. There have been no sales of unregistered securities of Grant Park during the quarter ended December 31, 2021. In addition, Grant Park did not repurchase any units under a formal repurchase plan. All Grant Park unit redemptions were in the ordinary course of business during the quarter ended December 31, 2021.  There have not been any purchases of units by Grant Park or any affiliated purchasers during the quarter ended December 31, 2021.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The results of operations for the year ended December 31, 2019 are not included in this filing but can be found in Grant Park’s 2019 Annual Report on Form 10-K in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Grant Park’s returns, which are Grant Park’s trading gains plus interest and dividend income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the years ended December 31, 2021 and 2020 are set forth in the table below:

	2021	2020
Total return – Class A Units	5.56%	(9.20)%
Total return – Class B Units	5.21%	(9.75)%
Total return – Legacy 1 Class Units	7.46%	(7.17)%
Total return – Legacy 2 Class Units	7.21%	(7.37)%
Total return – Global 1 Class Units	8.01%	(6.74)%
Total return – Global 2 Class Units	7.76%	(6.89)%
Total return – Global 3 Class Units	6.38%	(8.42)%

Grant Park’s total net asset value at December 31, 2021 and 2020 was $40.6 million and $45.2 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

Year ended December 31, 2021

Trading on international markets may increase the risk that events or circumstances that disrupt such markets may have a materially adverse effect on Grant Park’s business or operations or the value of positions held by Grant Park. Such events or circumstances may include, but are not limited to, inflation or deflation, currency devaluation, interest rate changes, exchange rate fluctuations, changes in government policies, natural disasters, COVID-19 or other extraordinary events, armed conflicts, political or social instability or other unforeseen developments that cannot be quantified.

The COVID-19 global pandemic and the responses taken by many governments, including closing borders, restricting international and domestic travel, and the imposition of prolonged quarantines or similar restrictions, as well as the forced or voluntary closure of, or operational changes to, many retail and other businesses, has had and continues to have disruptive and negative impacts, and in many cases severe disruptive and negative impacts, on markets worldwide. It is not known how long such impacts, or any future impacts of other significant events described above, will or would last, but there could be a prolonged period of global economic volatility or slowdown, which may adversely impact Grant Park. Therefore, Grant Park could lose money over short periods due to short-term volatility or market movements and over longer periods during more prolonged market downturns. During a general market downturn, multiple asset classes may be negatively affected. Changes in market conditions and interest rates can have the same impact on all types of securities and instruments. In times of severe market disruptions, investors could lose their entire investment.

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

October. Grant Park recorded gains and losses during the month. Class A units were down 0.22%, Class B units were down 0.25%, Legacy 1 Class units were down 0.04%, Legacy 2 Class units were down 0.06%, Global 1 Class units were up 0.00%, Global 2 Class units were down 0.02% and Global 3 Class units were down 0.16%. Overall Grant Park performance was slightly negative. Negative performance in metals was driven by positions in silver and copper. Fixed income performance was led by minor losses across global markets. Performance in currencies was driven by positions in the Australian dollar which offset positive performance from Japanese yen positions. Equities performance was slightly negative, led by positions in the Nikkei and S&P 500 indices. Positive performance in energies and agriculturals partially offset losses. Performance in energies was driven by positions in crude oil, gasoline blendstock, gas oil and natural gas. Positive performance in agriculturals was led by positions in cotton and wheat.

November. Grant Park recorded losses during the month. Class A units were down 4.03%, Class B units were down 4.08%, Legacy 1 Class units were down 3.86%, Legacy 2 Class units were down 3.87%, Global 1 Class units were down 3.81%, Global 2 Class units were down 3.83% and Global 3 Class units were down 3.96%. Overall Grant Park performance was negative. Negative performance in energies was driven by positions in crude oil, gasoline blendstock and heating oil. Equities performance was negative, led by losses in the OSK Nikkei Index and the Dax Index. Negative performance in fixed income was driven by positions in the German bund, U.K. gilts and U.K. short sterling. Performance in agriculturals was negative and was driven by positions in cotton and soybean meal. Performance in metals and currencies was flat for the month.

December. Grant Park recorded gains during the month. Class A units were up 0.90%, Class B units were up 0.84%, Legacy 1 Class units were up 1.08%, Legacy 2 Class units were up 1.06%, Global 1 Class units were up 1.12%, Global 2 Class units were up 1.10% and Global 3 Class units were up 0.96%. Grant Park performance was positive. The equities sector performance was positive, led by positions in the Dax and S&P 500 indices. Positive fixed income performance was driven by positions in U.K. gilts and German bunds. Performance in the agriculturals sector was also positive, led by positions in robusta coffee, lumber and soybean meal. Performance in metals was essentially flat as gains in gold positions were offset by losses in other metals sector positions. Energies sector performance was flat. Negative performance in currencies was driven by positions in the British pound, euro and Australian dollar.

For the year ended December 31, 2021, Grant Park had a positive return of 5.6% for the Class A units, a positive return of 5.2% for the Class B units, a positive return of 7.5% for the Legacy 1 Class units, a positive return of 7.2% for the Legacy 2 Class units, a positive return of 8.0% for the Global 1 Class units, a positive return of 7.8% for the Global 2 Class units, and a positive return of 6.4% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 12.5%, which were increased by gains of approximately 1.7% from swap transactions and securities and increased by approximately 0.7% from interest and dividend income. These trading gains were decreased by approximately 8.8% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park. An analysis of the 12.5% trading gains by sector, excluding the swap transactions and securities, is as follows:

% Gain (Loss)

Agriculturals	2.1%
Currencies	—
Energy	6.5
Interest rates	(1.1)
Meats	(0.5)
Metals	(0.7)
Soft commodities	4.1
Stock indices	1.9
Forward currency contracts	0.2

Total	12.5%

Year ended December 31, 2020

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of December 31, 2021 and 2020 and the trading gains/losses by market category for the years ended December 31, 2021 and 2020. All open position trading risk exposures of Grant Park, except for the swap transactions, have been included in calculating the figures set forth below. As of December 31, 2021, Grant Park’s net asset value was approximately $40.6 million. As of December 31, 2020, Grant Park’s net asset value was approximately $45.2 million.

	December 31, 2021
Market Sector	Value at Risk*	Trading Gain/(Loss)

Agriculturals/soft commodities/meats	0.4%	5.7%
Currencies & Forward currency contracts	0.3	0.2
Stock indices	0.3	1.9
Interest rates	0.2	(1.1)
Metals	0.2	(0.7)
Energy	0.1	6.5
Aggregate/Total	0.7%	12.5%

	December 31, 2020
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.4%	(2.3)%
Agriculturals/soft commodities/meats	0.3	3.5
Metals	0.3	2.8
Currencies & Forward currency contracts	0.2	0.4
Energy	0.2	(0.5)
Interest rates	0.1	3.7
Aggregate/Total	0.9%	7.6%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of December 31, 2021, by market sector.

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

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of December 31, 2021.

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

The general partner monitors Grant Park’s performance and the concentration of its open positions and consults with the trading advisors concerning Grant Park’s overall risk profile. If the general partner felt it necessary to do so, the general partner could require the trading advisors to close out individual positions as well as enter positions traded on behalf of Grant Park. However, any intervention would be a highly unusual event. Approximately 10% to 20% of Grant Park’s assets are deposited with over-the-counter counterparties in order to initiate and maintain swap contracts. The general partner primarily relies on the trading advisors’ own risk control policies while maintaining a general supervisory overview of Grant Park’s market risk exposures. The trading advisors apply their own risk management policies to their trading. The trading advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The trading advisors’ research of risk management often suggests ongoing modifications to their trading programs.

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

Under the supervision and with the participation of the general partner’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Grant Park’s internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, the general partner concluded that Grant Park’s internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Grant Park has no directors or executive officers and also does not have any employees. Grant Park is managed solely by Dearborn Capital Management, L.L.C. in its capacity as general partner.

The members of the general partner are Dearborn Capital Management Ltd., and DCMI Holdings Inc. The principals of the general partner are David M. Kavanagh, Patrick J. Meehan, Maureen O’Rourke, Abdullah Mohammed Al Rayes, Centum Prata Holding AG, Mary Dollinger, David Kavanagh Trust and The David M. Kavanagh 2010 Trust. Only the officers of Dearborn Capital Management, L.L.C., Mr. Kavanagh, Mr. Meehan and Ms. O’Rourke, have management responsibility and control over the general partner.

Mr. Kavanagh, president of Dearborn Capital Management, L.L.C., 66, has been responsible for overseeing all operations and activities of the general partner since its formation. Commencing in October 1998, Mr. Kavanagh also became president, a principal and an associated person of Dearborn Capital Brokers Ltd., an independent introducing broker. From 1983 to 2003, Mr. Kavanagh was a member in good standing of the Chicago Board of Trade. Between 1983 and October 1998, Mr. Kavanagh served as an institutional salesman in the financial futures area on behalf of Refco and Conti Commodity Services, Inc., which was acquired by Refco in 1984. His clients included large hedge funds and financial institutions. Between October 1998 and October 2011, Mr. Kavanagh performed introducing brokerage services from time to time for MF Global Inc., a former futures commission merchant, through Dearborn Capital Brokers. He has also been an owner since May 2012 of a greater than 10% interest in an unregistered proprietary trading firm and has provided occasional consulting services to this firm since May 2012. Neither Dearborn Capital Brokers nor Mr. Kavanagh provides brokerage services to Grant Park’s trading account. In the past, from time to time Mr. Kavanagh has provided brokerage services to Financial Consortium International LLC, a registered introducing broker, commodity pool operator and broker-dealer, since October 1999. In 1980, Mr. Kavanagh received an MBA from the University of Notre Dame, and in 1978 graduated with a B.S. in business administration from John Carroll University.

Mr. Meehan, chief operating officer of the general partner, 66, is primarily responsible for the day to day operations of the general partner. Mr. Meehan became listed as a principal of the general partner effective January 2009. Prior to joining the general partner in April 2008, Mr. Meehan was a member of the senior executive team at Houghton Mifflin Company in Boston, MA, beginning in March 1999. His assignments focused on leading technology and operational organizations and included a three year assignment as the President of the business unit that was the largest provider of professional testing and licensure services to state regulatory agencies in the United States. He also served as the Chief Information/Technology Officer of the company for three years, responsible for directing an annual technology portfolio in excess of $100 million. Mr. Meehan began his career as a commissioned officer in the United States Marine Corps, retiring after 20 years in the grade of Lieutenant Colonel. He received B.A. degree from John Carroll University, an MBA from Webster University and holds Series 3, 22, 31, and 63 licenses.

Ms. O’Rourke, chief financial officer of the general partner, 56, is responsible for financial reporting and compliance issues. Prior to joining the general partner in May 2003, Ms. O’Rourke was employed as assistant vice president at MetLife Investors Life Insurance Company from 1992 to September 2001. Before that, Ms. O’Rourke was employed as a tax senior at KPMG LLP (formerly KPMG Peat Marwick LLP) from 1987 to 1991. Ms. O’Rourke is a certified public accountant. She received a B.B.A. in accounting from the University of Notre Dame in 1987 and received a M.S. in Taxation from DePaul University in 1996.

Code of Ethics

Grant Park has not adopted a code of ethics because it does not have any officers or employees. The general partner of Grant Park has adopted a Code of Ethics for all employees.

Delinquent Section 16(a) Reports

Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC. Grant Park does not have any directors or officers. However, the officers of Grant Park’s general partner, as well as the general partner itself, file such notices regarding their beneficial ownership in Grant Park, if any. Grant Park believes that for 2021, all required filings were timely filed by each of these persons.

ITEM 11.	EXECUTIVE COMPENSATION

Grant Park has no directors or officers. Its affairs are managed by Dearborn Capital Management, L.L.C., its general partner, which receives compensation for its services from Grant Park, as follows:

Class A units pay the general partner a monthly brokerage charge equal to a rate of 0.583%, a rate of 7.00% annually, of Class A’s month end net assets. Class B units pay the general partner a monthly brokerage charge equal to a rate of 0.6208%, a rate of 7.45% annually, of Class B’s month-end net assets. Legacy 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3750%, a rate of 4.50% annually, of Legacy 1’s month-end net assets. Legacy 2 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3958%, a rate of 4.75% annually, of Legacy 2’s month-end net assets. Global 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3292%, a rate of 3.95% annually, of Global 2’s month-end net assets. Global 2 units pay the general partner a monthly brokerage charge equal to a rate of 0.3500%, a rate of 4.20% annually, of Global 2’s month-end net assets. Global 3 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.4958%, a rate of 5.95% annually, of Global 3’s month-end net assets. The brokerage charge reimbursement paid to the general partner amounted to $2,763,989 for the year ended December 31, 2021 and $3,042,636 for the year ended December 31, 2020.

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

Grant Park has no officers or directors. Its affairs are managed by its general partner, Dearborn Capital Management, L.L.C. Set forth in the table below is information regarding the beneficial ownership of the general partner and the officers of the general partner in Grant Park as of January 31, 2022.

				Number of		Number of		Number of		Number of		Number of
	Number of		Number of	Legacy 1		Legacy 2		Global 1		Global 2		Global 3
	Class A		Class B	Class		Class		Class		Class		Class	Number of
	Limited		Limited	Limited		Limited		Limited		Limited		Limited	General
	Partnership		Partnership	Partnership		Partnership		Partnership		Partnership		Partnership	Partnership
Name	Units		Units	Units		Units		Units		Units		Units	Units
Dearborn Capital
Management, LLC	208.166		-	-		225.605		-		-		-	48.197
David M. Kavanagh	208.166	(1)	-	-	(1)	225.605	(1)	-	(1)	-	(1)	-	48.197	(1)
Patrick J. Meehan	-		-	-		-		-		-		-
Maureen O’Rourke	-		-	41.067		-		41.359		-		-

			Percentage of	Percentage of	Percentage of	Percentage of	Percentage of
	Percentage of	Percentage of	Outstanding	Outstanding	Outstanding	Outstanding	Outstanding
	Outstanding	Outstanding	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Class A	Class B	Class	Class	Class	Class	Class	Percentage of
	Limited	Limited	Limited	Limited	Limited	Limited	Limited	General
	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership
Name	Units	Units	Units	Units	Units	Units	Units	Units
Dearborn Capital
Management, LLC	5.34%	-	-	61.62%	-	-	-	100.00%
David M. Kavanagh	5.34%	-	-	61.62%	-	-	-	100.00%
Patrick J. Meehan	-	-	-	-	-	-	-	-
Maureen O’Rourke	-	-	9.07%	-	0.31%	-	-	-
(1)	Represents units directly held by Dearborn Capital Management, L.L.C., the general partner of Grant Park. The manager of Dearborn Capital Management, L.L.C. is Mr. Kavanagh.

Grant Park has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Pursuant to the advisory contract EMC Capital Management, Inc. entered into with Grant Park, the general partner and the respective trading company in 2009, which was assigned to EMC Capital Advisors, LLC in October 2013, the general partner, on behalf of Grant Park, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period. For the year ended December 31, 2021, EMC was paid approximately $91,800 in consulting fees and $133,500 in incentive fees. All allocations to Grant Park’s trading advisors, including EMC, are reviewed and approved by the general partner and all fees are paid to Grant Park’s trading advisors in accordance with each advisory contract by and among Grant Park, the general partner, the respective trading company and such trading advisor.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to Grant Park for professional audit services provided by Cohen & Company, Ltd., Grant Park’s independent registered public accountant, for the audit of Grant Park’s annual financial statements for the year ended December 31, 2021 and RSM US LLP, Grant Park’s independent registered public accountant, for the audit of Grant Park’s annual financial statements for the year ended December 31, 2020, and fees billed for other professional services rendered by Cohen & Company, Ltd. and RSM US LLP during those years.

Fee Category	2021	2020
Audit Fees(1)	$80,000	$117,450
Audit-Related Fees	—	—
Tax Fees(2)	5,000	7,800
All Other Fees	—	—
Total Fees	$85,000	$125,250
(1)	Audit fees consist of fees for professional services rendered for the audit of Grant Park’s financial statements and review of financial statements included in Grant Park’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Tax fees consist of compliance fees for the review of original tax returns.

The Audit Committee of Grant Park’s general partner, Dearborn Capital Management, L.L.C., pre-approves all audit and permitted non-audit services of Grant Park’s independent accountants, including all engagement fees and terms. The Audit Committee of the general partner approved all the services provided by Cohen & Company, Ltd. during 2021 and RSM US LLP during 2020 to Grant Park described above. The Audit Committee and Grant Park has determined that the payments and nature of services made to Cohen & Company, Ltd. and RSM US LLP for these services during 2021 and 2020, respectively are compatible with maintaining that firm’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
(1)	See Financial Statements beginning on page F-1 hereof.
(2)	Schedules:

Financial statement schedules have been omitted because they are not applicable or because equivalent information has been included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit
Number	Description of Document

3.1(1)	Third Amended and Restated Limited Partnership Agreement of the Registrant.

3.2(2)	Certificate of Limited Partnership of the Registrant.

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1(3)	Form of Advisory Contract among the Registrant, Dearborn Capital Management, L.L.C., the trading advisor and the trading company

10.2(4)	Subscription Agreement and Power of Attorney.

10.3(5)	Request for Redemption Form.

10.4(3)	Operating Agreement of GP Cash Management, LLC.

10.5(3)	Form of LLC operating agreement governing each Trading Company.

16.1	Letter, dated July 1, 2021, from RSM US LLP to the Commission.(6)

24.1	Power of Attorney (included on signature page).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit
Number	Description of Document

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following financial statements from Grant Park’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

.

(1)	Included as Appendix A to the prospectus which is part of Grant Park’s Registration Statement on Form S-1/A (File No. 333- 223480) and incorporated herein by reference.
(2)	Filed as an Exhibit to Grant Park’s Registration Statement on Form S-1 (File No. 333-104317) and incorporated herein by reference.
(3)	Filed as an Exhibit to Grant Park’s Registration Statement on Form S-1 (File No. 333-153862) and incorporated herein by reference.
(4)	Included as Appendix B to the prospectus which is part of Grant Park’s Registration Statement on Form S-1/A (File No. 333-223480).
(5)	Included as Appendix D to the prospectus which is part of Grant Park’s Registration Statement on Form S-1/A (File No. 333-223480).
(6)	Filed as an Exhibit to Grant Park’s Current Report on Form 8-K filed with the Commission on July 1, 2021.

ITEM 16.	FORM 10-K SUMMARY

None.

INDEX TO FINANCIAL STATEMENTS

Grant Park Futures Fund Limited Partnership

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Grant Park Futures Fund Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition, including the consolidated condensed schedule of investments, of Grant Park Futures Fund Limited Partnership (“the Partnership”) as of December 31, 2021, the related consolidated statements of operations, changes in partners’ capital (net asset value), and the related notes to the consolidated financial statements for the year then ended (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021, the results of its operations, and changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Partnership’s financial statements for the years ended December 31, 2020, and prior were audited by other auditors whose report dated March 11, 2021, expressed an unqualified opinion on those financial statements and financial highlights.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2021, by correspondence with the custodian and brokers. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Partnership’s auditor since 2021.

COHEN & COMPANY, LTD.

Milwaukee, Wisconsin

March 14, 2022

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

December 31, 2021 and 2020

	December 31,	December 31,
	2021	2020
Assets
Equity in brokers' trading accounts:
Cash	$6,456,079	$9,659,503
Net unrealized gain (loss) on open futures contracts	223,952	1,563,838
Net unrealized gain (loss) on open forward currency contracts	—	(63,929)
Net unrealized gain (loss) on open swap contracts	(591,631)	(1,420,571)
Total equity in brokers' trading accounts	6,088,400	9,738,841
Cash and cash equivalents	1,625,095	4,887,405
Securities owned, at fair value (cost $33,750,835 and $32,419,952, respectively)	33,527,220	32,199,809
Interest and dividend receivable, net	—	2,628
Total assets	$41,240,715	$46,828,683
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$204,257	$237,272
Accrued incentive fees	52,976	210,546
Organization and offering costs payable	9,666	11,070
Accrued operating expenses	8,576	9,734
Redemptions payable to limited partners	327,726	1,097,230
Interest and other liabilities	2,542	25,250
Total liabilities	605,743	1,591,102
Partners' Capital (Net Asset Value)
General Partner
Class A (231.29 and 307.34 units outstanding at December 31, 2021 and December 31, 2020, respectively)	219,938	276,860
Legacy 2 Class (250.67 and 263.13 units outstanding at December 31, 2021 and December 31, 2020, respectively)	201,205	197,003
Global 1 Class (0.00 and 392.74 units outstanding at December 31, 2021 and December 31, 2020, respectively)	—	306,534
Global 2 Class (0.00 and 231.81 units outstanding at December 31, 2021 and December 31, 2020, respectively)	—	176,124

Limited Partners
Class A (3,693.06 and 3,720.55 units outstanding at December 31, 2021 and December 31, 2020, respectively)	3,511,712	3,351,509
Class B (32,133.85 and 38,806.88 units outstanding at December 31, 2021 and December 31, 2020, respectively)	24,400,348	28,009,494
Legacy 1 Class (452.87 and 479.12 units outstanding at December 31, 2021 and December 31, 2020, respectively)	375,993	370,186
Legacy 2 Class (140.55 units outstanding at both December 31, 2021 and December 31, 2020)	112,811	105,224
Global 1 Class (13,558.40 and 15,405.71 units outstanding at December 31, 2021 and December 31, 2020, respectively)	11,430,041	12,024,149
Global 2 Class (457.53 and 543.13 units outstanding at December 31, 2021 and December 31, 2020, respectively)	374,595	412,668
Global 3 Class (12.62 units outstanding at both December 31, 2021 and December 31, 2020)	8,329	7,830
Total partners' capital (net asset value)	40,634,972	45,237,581
Total liabilities and partners' capital (net asset value)	$41,240,715	$46,828,683

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2021

Futures and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts*
U.S. Futures Positions:
Agriculturals	$15,671	0.04%	$(25,242)	(0.06)%	$(9,571)	(0.02)%
Currencies	2,412	—%	(155,667)	(0.38)%	(153,255)	(0.38)%
Energy	(6,290)	(0.01)%	21,981	0.05%	15,691	0.04%
Interest rates	(2,814)	(0.01)%	92,084	0.23%	89,270	0.22%
Meats	11,987	0.03%	(3,450)	(0.01)%	8,537	0.02%
Metals	72,060	0.17%	(38,060)	(0.09)%	34,000	0.08%
Soft commodities	59,173	0.14%	(5,828)	(0.01)%	53,345	0.13%
Stock indices	42,047	0.10%	(38,953)	(0.09)%	3,094	0.01%
Total U.S. Futures Positions	194,246		(153,135)		41,111

Foreign Futures Positions:
Agriculturals	(4,736)	(0.01)%	—	—%	(4,736)	(0.01)%
Energy	(4,286)	(0.01)%	—	—%	(4,286)	(0.01)%
Interest rates	(104,436)	(0.26)%	195,028	0.48%	90,592	0.22%
Metals	112,035	0.28%	(106,749)	(0.27)%	5,286	0.01%
Soft commodities	23,790	0.06%	—	—%	23,790	0.06%
Stock indices	113,091	0.28%	(40,896)	(0.10)%	72,195	0.18%
Total Foreign Futures Positions	135,458		47,383		182,841
Total Futures Contracts	$329,704	0.81%	$(105,752)	(0.26)%	$223,952	0.55%

Swap Contracts
Deutsche Bank total return swap, Termination date June 30, 2025	$(591,631)	(1.46)%	$—	—%	$(591,631)	(1.46)%

Total Futures and Swap Contracts	$(261,927)	(0.65)%	$(105,752)	(0.26)%	$(367,679)	(0.91)%
*	No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The condensed schedule of investments by unit class is presented in footnote 7.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2021

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$4,396,000	11/3/2023-6/17/2024	Federal Farm Credit Banks, 0.2%-0.7% **	$4,390,024	10.80%
3,000,000	8/26/2024	Federal Home Loan Banks, 0.5%	3,005,209	7.40%
3,000,000	9/30/2024	Federal Home Loan Banks, 0.5%	3,003,791	7.39%
8,000,000	4/15/2024-11/25/2024	Other Federal Home Loan Banks, 0.4%-1.0% **	8,007,381	19.71%
2,000,000	12/15/2023	Federal National Mortgage Assoc., 0.3%	2,000,284	4.92%
	Total U.S. Government-sponsored enterprises (cost $20,386,587)		$20,406,689	50.22%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$4,000,000	6/23/2022-12/1/2022	U.S. Treasury bills, 0.2%-0.3% **	$3,993,846	9.83%
2,000,000	5/31/2023	U.S. Treasury note, 0.2%	1,997,831	4.92%
	Total U.S. Government securities (cost $5,990,211)		$5,991,677	14.75%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
316,400	U.S. Exchange-traded funds (cost $7,374,037) **	$7,128,854	17.54%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $33,750,835)	$33,527,220	82.51%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

The condensed schedule of investments by unit class is presented in footnote 7.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2020

Futures, Forward Currency and Swap Contracts

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

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$7,061,115	$2,740,200	$7,389,071
Change in unrealized	(1,339,886)	1,162,031	(1,325,734)
Commissions	(650,862)	(718,405)	(1,023,386)
Net gains (losses) from futures trading	5,070,367	3,183,826	5,039,951

Net gain (loss) from forward currency trading
Realized	22,721	(243,720)	408,554
Change in unrealized	63,929	5,144	(27,645)
Commissions	(2,576)	(7,865)	(5,737)
Net gains (losses) from forward currency trading	84,074	(246,441)	375,172

Net gain (loss) from swap trading
Realized	—	(2,136,220)	—
Change in unrealized	828,940	(4,458,010)	1,104,330
Net gains (losses) from swap trading	828,940	(6,594,230)	1,104,330

Net gain (loss) from securities
Realized	135	(6)	2,215
Change in unrealized	8,125	(145,365)	69,853
Net gains (losses) from securities	8,260	(145,371)	72,068

Net trading gains (losses)	5,991,641	(3,802,216)	6,591,521

Net investment income (loss)
Income
Interest income	68,307	333,527	887,822
Dividend income	222,895	312,879	386,109
Total income	291,202	646,406	1,273,931
Expenses from operations
Brokerage charge	2,110,551	2,316,366	3,249,779
Incentive fees	957,042	302,005	402,189
Organizational and offering costs	127,332	142,831	205,948
Operating expenses	112,517	124,916	179,163
Custody fees and other expenses	103,226	110,785	117,516
Total expenses	3,410,668	2,996,903	4,154,595
Net investment loss	(3,119,466)	(2,350,497)	(2,880,664)
Net income (loss)	$2,872,175	$(6,152,713)	$3,710,857

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2021, 2020 and 2019

	Class A Units			Class B Units
	2021	2020	2019	2021	2020	2019
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$50.09	$(91.29)	$45.86	$37.57	$(78.01)	$32.47

Weighted average number of units outstanding	3,960.83	4,038.52	4,562.21	35,209.98	45,069.12	58,896.06

	Legacy 1 Class Units			Legacy 2 Class Units
	2021	2020	2019	2021	2020	2019
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$57.62	$(59.65)	$55.94	$53.97	$(59.58)	$51.94

Weighted average number of units outstanding	469.54	487.25	676.70	402.72	403.68	423.95

	Global 1 Class Units			Global 2 Class Units
	2021	2020	2019	2021	2020	2019
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$62.52	$(56.37)	$59.47	$58.94	$(56.19)	$56.73

Weighted average number of units outstanding	14,485.33	17,073.39	21,536.70	696.50	811.23	913.91

	Global 3 Class Units
	2021	2020	2019
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$39.55	$(57.02)	$36.72

Weighted average number of units outstanding	12.62	280.67	770.60

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
Years Ended December 31, 2021, 2020 and 2019

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount
Partners’ capital,
December 31, 2018	307.34	$290,822	4,655.70	$4,405,397	—	$—	66,834.11	$51,282,621	574.13	$445,722	726.20	$563,781	263.13	$199,013	166.90	$126,227
Contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(915.36)	(892,675)	—	—	(14,543.29)	(11,495,810)	(574.13)	(444,997)	(228.48)	(183,140)	—	—	(26.35)	(21,083)
Net income (loss)	—	14,096	—	198,081	—	—	—	2,034,529	—	(725)	—	33,601	—	13,669	—	8,455
Partners’ capital,
December 31, 2019	307.34	$304,918	3,740.34	$3,710,803	—	$—	52,290.82	$41,821,340	—	$—	497.72	$414,242	263.13	$212,682	140.55	$113,599
Redemptions	—	—	(19.79)	(16,942)	—	—	(13,483.94)	(9,321,102)	—	—	(18.60)	(13,272)	—	—	—	—
Transfers in (out)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	(28,058)	—	(342,352)	—	—	—	(4,490,744)	—	—	—	(30,784)	—	(15,679)	—	(8,375)
Partners’ capital,
December 31, 2020	307.34	$276,860	3,720.55	$3,351,509	—	$—	38,806.88	$28,009,494	—	$—	479.12	$370,186	263.13	$197,003	140.55	$105,224
Redemptions	(76.05)	(75,000)	(27.49)	(26,827)	—	—	(6,673.03)	(5,189,664)	—	—	(26.25)	(21,845)	(12.46)	(10,000)	—	—
Transfers in (out)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	18,078	—	187,030	—	—	—	1,580,518	—	—	—	27,652	—	14,202	—	7,587
Partners’ capital,
December 31, 2021	231.29	$219,938	3,693.06	$3,511,712	—	$—	32,133.85	$24,400,348	—	$—	452.87	$375,993	250.67	$201,205	140.55	$112,811

Net asset value per General Partner and Limited Partner unit at December 31, 2019		$992.10				$799.78				$832.28				$808.27

Net asset value per General Partner and Limited Partner unit at December 31, 2020		$900.81				$721.77				$772.63				$748.69

Net asset value per General Partner and Limited Partner unit at December 31, 2021		$950.90				$759.34				$830.25				$802.66

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2021, 2020 and 2019 (continued)

	Global 1 Class				Global 2 Class				Global 3 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2018	469.97	$365,357	24,310.14	$18,898,570	231.81	$176,000	736.07	$558,876	—	$—	971.50	$622,313	$77,934,699
Contributions	—	—	17.20	13,565	—	—	—	—	—	—	—	—	13,565
Redemptions	(77.23)	(60,000)	(6,086.13)	(4,948,666)	—	—	(121.10)	(97,642)	—	—	(494.27)	(329,201)	(18,473,214)
Net income (loss)	—	23,314	—	1,301,991	—	13,151	—	40,586	—	—	—	30,109	3,710,857
Partners’ capital,
December 31, 2019	392.74	$328,671	18,241.21	$15,265,460	231.81	$189,151	614.97	$501,820	—	$—	477.23	$323,221	$63,185,907
Redemptions	—	—	(3,159.16)	(2,358,415)	—	—	(71.84)	(51,622)	—	—	(59.94)	(34,260)	(11,795,613)
Transfers in (out)	—	—	323.66	236,369	—	—	—	—	—	—	(404.67)	(236,369)	—
Net income (loss)	—	(22,137)	—	(1,119,265)	—	(13,027)	—	(37,530)	—	—	—	(44,762)	(6,152,713)
Partners’ capital,
December 31, 2020	392.74	$306,534	15,405.71	$12,024,149	231.81	$176,124	543.13	$412,668	—	$—	12.62	$7,830	$45,237,581
Redemptions	(392.74)	(337,306)	(1,847.31)	(1,553,783)	(231.81)	(189,788)	(85.60)	(70,571)	—	—	—	—	(7,474,784)
Transfers in (out)	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	30,772	—	959,675	—	13,664	—	32,498	—	—	—	499	2,872,175
Partners’ capital,
December 31, 2021	—	$—	13,558.40	$11,430,041	—	$—	457.53	$374,595	—	$—	12.62	$8,329	$40,634,972

Net asset value per General Partner and Limited Partner unit at December 31, 2019		$836.87				$815.99				$677.29

Net asset value per General Partner and Limited Partner unit at December 31, 2020		$780.50				$759.80				$620.27

Net asset value per General Partner and Limited Partner unit at December 31, 2021		$843.02				$818.74				$659.82

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”)   GP 8, LLC (“GP 8”)

GP 4, LLC (“GP 4”)   GP 9, LLC (“GP 9”)

There were no assets allocated to GP 1 and GP 9 as of December 31, 2021 and 2020.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed. As of December 31, 2021, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2018.

Organization and offering costs: The General Partner has incurred all expenses in connection with the organization and the continuous public offering of partnership interests and is reimbursed by the Partnership. In addition, the General Partner continues to compensate wholesalers for services rendered to certain Limited Partners. This reimbursement is made monthly and the reimbursement amounts are listed by class in Note 5. In no event, however, will the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any prior year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the organization and the continuous public offering expenses are charged to expense from operations at the time of reimbursement or accrual. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. The Partnership is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. As of December 31, 2021, unreimbursed organization and offering costs incurred by the General Partner were approximately $73,000, and may be reimbursed by the Partnership in the future.

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

Changes in the value of the swap agreements are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. The final exchange amount based on the swap value at the termination of the swap agreement will be recorded as a realized gain or loss in the consolidated statement of operations. Through its Trading Companies the Partnership has entered into total return swaps with Deutsche Bank AG. The Partnership maintains cash as collateral to secure its obligations under the swaps. As of December 31, 2021 and 2020, the notional value of the swap was $8,049,187 and $9,589,399, respectively, and the cash margin balance was $2,246,500 and $4,650,000, respectively, which is included in equity in brokers’ trading accounts on the consolidated statements of financial condition. The swap effective July 1, 2015 has a termination date of June 30, 2025. The swap effective April 5, 2016 had a termination date of April 30, 2024 and was terminated effective July 1, 2020.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the years ended December 31, 2021, 2020, and 2019, substantially all investments were highly liquid in Level 1 or Level 2 of the fair value hierarchy as shown in Note 2, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

Reclassification: Certain amounts in the 2020 and 2019 consolidated financial statements have been reclassified to conform with the 2021 presentation.

Recent accounting pronouncements: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. ASU 2020-04 has not had a significant impact on the Partnership’s consolidated financial statements and disclosures. The Partnership did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the twelve months ended December 31, 2021.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify the scope of ASC 848 to include derivatives that are affected by a change in the interest rate used for margining, discounting, or contract price alignment that do not also reference LIBOR or another reference rate that is expected to be discontinued as a result of reference rate reform. Similar to ASU 2020-04, the guidance is effective for all reporting entities immediately upon issuance on January 7, 2021. A reporting entity may elect to apply the guidance retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively to any new modifications within an interim period including or subsequent to January 7, 2021. The Partnership adopted ASU 2021-01 on January 7, 2021 and the adoption did not have a material impact on its consolidated financial statements.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2021:

Assets and Liabilities	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$223,952	$—	$—	$223,952
Swap contracts	—	(591,631)	—	(591,631)
Securities owned
U.S. Government-sponsored enterprises	—	20,406,689	—	20,406,689
U.S. Government securities	—	5,991,677	—	5,991,677
U.S. Exchange-traded funds	7,128,854	—	—	7,128,854
Total	$7,352,806	$25,806,735	$—	$33,159,541

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the years ended December 31, 2021 and 2020.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Note 4. Commodity Trading Advisors and Reference Traders

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors or through swap transactions based on reference programs of such advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. As of December 31, 2021, the commodity trading advisors are EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP (“Episteme”), Quantica Capital AG (“Quantica”) and Sterling Partners Quantitative Investments LLC (“Sterling”), (collectively, the “Advisors”). The Partnership will obtain the equivalent of net profits or net losses generated by H2O AM, LLP (“H2O”) as a reference trader (“Reference Trader”) through an off-exchange swap transaction and will not allocate assets to H2O directly. The Advisors and Reference Trader are paid a quarterly consulting fee, directly or through swap transactions, ranging from 0.2 percent to 1 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee, directly or through swap transactions, ranging from 0 percent to 20 percent of the new trading profits on the allocated net assets of the Advisor or Reference Trader.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $2,110,551, $2,316,366, and $3,249,779 for the years ended December 31, 2021, 2020 and 2019, respectively, are shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $127,332, $142,831, and $205,948 for the years ended December 31, 2021, 2020, and 2019, respectively, are shown on the consolidated statements of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed, at the General Partner’s discretion, pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $112,517, $124,916, and $179,163 for the years ended December 31, 2021, 2020, and 2019, respectively, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the General Partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership. The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period. For the years ended December 31, 2021, 2020 and 2019, EMC was paid approximately $91,800, $81,500 and $74,200, respectively, in consulting fees and $133,500, $13,000 and $0, respectively in incentive fees.

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

Note 7. Assets and Condensed Schedule of Investments by Class of Units

The following schedules of assets by class of units and condensed schedule of investments by class of units reflect activity and percent of partners’ capital for each class of the Partnership as of December 31, 2021 and 2020.

Class A Units

Assets by Class of Units	December 31, 2021
Equity in brokers' trading accounts:
Cash	$592,884
Net unrealized gain (loss) on open futures contracts	20,566
Net unrealized gain (loss) on open swap contracts	(54,332)
Total equity in brokers' trading accounts	559,118

Cash and cash equivalents	149,238
Securities owned, at fair value (cost $3,099,456)	3,078,921
Total assets	$3,787,277

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures and Swap Contracts owned by Class A Units at December 31, 2021

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$1,439	0.04%	$(2,318)	(0.06)%	$(879)	(0.02)%
Currencies	222	—%	(14,296)	(0.38)%	(14,074)	(0.38)%
Energy	(578)	(0.01)%	2,018	0.05%	1,440	0.04%
Interest rates	(258)	(0.01)%	8,456	0.23%	8,198	0.22%
Meats	1,101	0.03%	(317)	(0.01)%	784	0.02%
Metals	6,618	0.17%	(3,495)	(0.09)%	3,123	0.08%
Soft commodities	5,434	0.14%	(535)	(0.01)%	4,899	0.13%
Stock indices	3,861	0.10%	(3,577)	(0.09)%	284	0.01%
Total U.S. Futures Positions	17,839		(14,064)		3,775

Foreign Futures Positions:
Agriculturals	(435)	(0.01)%	—	—%	(435)	(0.01)%
Energy	(394)	(0.01)%	—	—%	(394)	(0.01)%
Interest rates	(9,591)	(0.26)%	17,910	0.48%	8,319	0.22%
Metals	10,289	0.28%	(9,803)	(0.27)%	486	0.01%
Soft commodities	2,185	0.06%	—	—%	2,185	0.06%
Stock indices	10,386	0.28%	(3,756)	(0.10)%	6,630	0.18%
Total Foreign Futures Positions	12,440		4,351		16,791
Total Futures Contracts	$30,279	0.81%	$(9,713)	(0.26)%	$20,566	0.55%

Swap Contracts
Deutsche Bank total return swap, Termination date June 30, 2025	$(54,332)	(1.46)%	$—	—%	$(54,332)	(1.46)%

Total Futures and Swap Contracts	$(24,053)	(0.65)%	$(9,713)	(0.26)%	$(33,766)	(0.91)%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class A Units at December 31, 2021

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$403,700	11/3/2023-6/17/2024	Federal Farm Credit Banks, 0.2%-0.7% **	$403,151	10.80%
275,500	8/26/2024	Federal Home Loan Banks, 0.5%	275,979	7.40%
275,500	9/30/2024	Federal Home Loan Banks, 0.5%	275,849	7.39%
734,668	4/15/2024-11/25/2024	Other Federal Home Loan Banks, 0.4%-1.0% **	735,345	19.71%
183,667	12/15/2023	Federal National Mortgage Assoc., 0.3%	183,693	4.92%
	Total U.S. Government-sponsored enterprises (cost $1,872,171)		$1,874,017	50.22%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$367,334	6/23/2022-12/1/2022	U.S. Treasury bills, 0.2%-0.3% **	$366,769	9.83%
183,667	5/31/2023	U.S. Treasury note, 0.2%	183,468	4.92%
		Total U.S. Government securities (cost $550,102)	$550,237	14.75%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
29,056	U.S. Exchange-traded funds (cost $677,183) **	$654,667	17.54%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class A Units at December 31, 2021	$3,078,921	82.51%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class B Units

Assets by Class of Units	December 31, 2021
Equity in brokers' trading accounts:
Cash	$3,876,724
Net unrealized gain (loss) on open futures contracts	134,478
Net unrealized gain (loss) on open swap contracts	(355,261)
Total equity in brokers' trading accounts	3,655,941

Cash and cash equivalents	975,832
Securities owned, at fair value (cost $20,266,585)	20,132,310
Total assets	$24,764,083

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures and Swap Contracts owned by Class B Units at December 31, 2021

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$9,410	0.04%	$(15,157)	(0.06)%	$(5,747)	(0.02)%
Currencies	1,449	—%	(93,474)	(0.38)%	(92,025)	(0.38)%
Energy	(3,777)	(0.01)%	13,199	0.05%	9,422	0.04%
Interest rates	(1,690)	(0.01)%	55,294	0.23%	53,604	0.22%
Meats	7,198	0.03%	(2,071)	(0.01)%	5,127	0.02%
Metals	43,270	0.17%	(22,854)	(0.09)%	20,416	0.08%
Soft commodities	35,532	0.14%	(3,500)	(0.01)%	32,032	0.13%
Stock indices	25,248	0.10%	(23,390)	(0.09)%	1,858	0.01%
Total U.S. Futures Positions	116,640		(91,953)		24,687

Foreign Futures Positions:
Agriculturals	(2,844)	(0.01)%	—	—%	(2,844)	(0.01)%
Energy	(2,574)	(0.01)%	—	—%	(2,574)	(0.01)%
Interest rates	(62,711)	(0.26)%	117,110	0.48%	54,399	0.22%
Metals	67,274	0.28%	(64,100)	(0.27)%	3,174	0.01%
Soft commodities	14,285	0.06%	—	—%	14,285	0.06%
Stock indices	67,908	0.28%	(24,557)	(0.10)%	43,351	0.18%
Total Foreign Futures Positions	81,338		28,453		109,791
Total Futures Contracts	$197,978	0.81%	$(63,500)	(0.26)%	$134,478	0.55%

Swap Contracts
Deutsche Bank total return swap, Termination date June 30, 2025	$(355,261)	(1.46)%	$—	—%	$(355,261)	(1.46)%

Total Futures and Swap Contracts	$(157,283)	(0.65)%	$(63,500)	(0.26)%	$(220,783)	(0.91)%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class B Units at December 31, 2021

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,639,695	11/3/2023-6/17/2024	Federal Farm Credit Banks, 0.2%-0.7% **	$2,636,106	10.80%
1,801,430	8/26/2024	Federal Home Loan Banks, 0.5%	1,804,557	7.40%
1,801,430	9/30/2024	Federal Home Loan Banks, 0.5%	1,803,706	7.39%
4,803,812	4/15/2024-11/25/2024	Other Federal Home Loan Banks, 0.4%-1.0% **	4,808,245	19.71%
1,200,953	12/15/2023	Federal National Mortgage Assoc., 0.3%	1,201,124	4.92%
	Total U.S. Government-sponsored enterprises (cost $12,241,668)		$12,253,738	50.22%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,401,906	6/23/2022-12/1/2022	U.S. Treasury bills, 0.2%-0.3% **	$2,398,211	9.83%
1,200,953	5/31/2023	U.S. Treasury note, 0.2%	1,199,651	4.92%
	Total U.S. Government securities (cost $3,596,981)		$3,597,862	14.75%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
189,991	U.S. Exchange-traded funds (cost $4,427,936) **	$4,280,710	17.54%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class B Units at December 31, 2021	$20,132,310	82.51%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 1 Class Units

Assets by Class of Units	December 31, 2021
Equity in brokers' trading accounts:
Cash	$59,738
Net unrealized gain (loss) on open futures contracts	2,072
Net unrealized gain (loss) on open swap contracts	(5,474)
Total equity in brokers' trading accounts	56,336

Cash and cash equivalents	15,037
Securities owned, at fair value (cost $312,295)	310,225
Total assets	$381,598

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures and Swap Contracts owned by Legacy 1 Class Units at December 31, 2021

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$145	0.04%	$(234)	(0.06)%	$(89)	(0.02)%
Currencies	22	—%	(1,440)	(0.38)%	(1,418)	(0.38)%
Energy	(58)	(0.01)%	203	0.05%	145	0.04%
Interest rates	(25)	(0.01)%	852	0.23%	827	0.22%
Meats	111	0.03%	(32)	(0.01)%	79	0.02%
Metals	667	0.17%	(352)	(0.09)%	315	0.08%
Soft commodities	548	0.14%	(54)	(0.01)%	494	0.13%
Stock indices	389	0.10%	(361)	(0.09)%	28	0.01%
Total U.S. Futures Positions	1,799		(1,418)		381

Foreign Futures Positions:
Agriculturals	(44)	(0.01)%	—	—%	(44)	(0.01)%
Energy	(40)	(0.01)%	—	—%	(40)	(0.01)%
Interest rates	(966)	(0.26)%	1,804	0.48%	838	0.22%
Metals	1,037	0.28%	(988)	(0.27)%	49	0.01%
Soft commodities	220	0.06%	—	—%	220	0.06%
Stock indices	1,046	0.28%	(378)	(0.10)%	668	0.18%
Total Foreign Futures Positions	1,253		438		1,691
Total Futures Contracts	$3,052	0.81%	$(980)	(0.26)%	$2,072	0.55%

Swap Contracts
Deutsche Bank total return swap, Termination date June 30, 2025	$(5,474)	(1.46)%	$—	—%	$(5,474)	(1.46)%

Total Futures and Swap Contracts	$(2,422)	(0.65)%	$(980)	(0.26)%	$(3,402)	(0.91)%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 1 Class Units at December 31, 2021

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$40,676	11/3/2023-6/17/2024	Federal Farm Credit Banks, 0.2%-0.7% **	$40,621	10.80%
27,759	8/26/2024	Federal Home Loan Banks, 0.5%	27,807	7.40%
27,759	9/30/2024	Federal Home Loan Banks, 0.5%	27,793	7.39%
74,024	4/15/2024-11/25/2024	Other Federal Home Loan Banks, 0.4%-1.0% **	74,092	19.71%
18,506	12/15/2023	Federal National Mortgage Assoc., 0.3%	18,508	4.92%
	Total U.S. Government-sponsored enterprises (cost $188,636)		$188,821	50.22%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$37,012	6/23/2022-12/1/2022	U.S. Treasury bills, 0.2%-0.3% **	$36,955	9.83%
18,506	5/31/2023	U.S. Treasury note, 0.2%	18,486	4.92%
	Total U.S. Government securities (cost $55,427)		$55,441	14.75%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
2,927	U.S. Exchange-traded funds (cost $68,232) **	$65,963	17.54%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 1 Class Units at December 31, 2021	$310,225	82.51%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 2 Class Units

Assets by Class of Units	December 31, 2021
Equity in brokers' trading accounts:
Cash	$49,891
Net unrealized gain (loss) on open futures contracts	1,731
Net unrealized gain (loss) on open swap contracts	(4,572)
Total equity in brokers' trading accounts	47,050

Cash and cash equivalents	12,558
Securities owned, at fair value (cost $260,817)	259,089
Total assets	$318,697

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures and Swap Contracts owned by Legacy 2 Class Units at December 31, 2021

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$121	0.04%	$(195)	(0.06)%	$(74)	(0.02)%
Currencies	19	—%	(1,203)	(0.38)%	(1,184)	(0.38)%
Energy	(49)	(0.01)%	170	0.05%	121	0.04%
Interest rates	(22)	(0.01)%	712	0.23%	690	0.22%
Meats	93	0.03%	(27)	(0.01)%	66	0.02%
Metals	557	0.17%	(294)	(0.09)%	263	0.08%
Soft commodities	457	0.14%	(45)	(0.01)%	412	0.13%
Stock indices	325	0.10%	(301)	(0.09)%	24	0.01%
Total U.S. Futures Positions	1,501		(1,183)		318

Foreign Futures Positions:
Agriculturals	(36)	(0.01)%	—	—%	(36)	(0.01)%
Energy	(33)	(0.01)%	—	—%	(33)	(0.01)%
Interest rates	(807)	(0.26)%	1,507	0.48%	700	0.22%
Metals	865	0.28%	(825)	(0.27)%	40	0.01%
Soft commodities	184	0.06%	—	—%	184	0.06%
Stock indices	874	0.28%	(316)	(0.10)%	558	0.18%
Total Foreign Futures Positions	1,047		366		1,413
Total Futures Contracts	$2,548	0.81%	$(817)	(0.26)%	$1,731	0.55%

Swap Contracts
Deutsche Bank total return swap, Termination date June 30, 2025	$(4,572)	(1.46)%	$—	—%	$(4,572)	(1.46)%

Total Futures and Swap Contracts	$(2,024)	(0.65)%	$(817)	(0.26)%	$(2,841)	(0.91)%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 2 Class Units at December 31, 2021

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$33,971	11/3/2023-6/17/2024	Federal Farm Credit Banks, 0.2%-0.7% **	$33,925	10.80%
23,183	8/26/2024	Federal Home Loan Banks, 0.5%	23,223	7.40%
23,183	9/30/2024	Federal Home Loan Banks, 0.5%	23,212	7.39%
61,822	4/15/2024-11/25/2024	Other Federal Home Loan Banks, 0.4%-1.0% **	61,879	19.71%
15,455	12/15/2023	Federal National Mortgage Assoc., 0.3%	15,458	4.92%
	Total U.S. Government-sponsored enterprises (cost $157,541)		$157,697	50.22%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$30,911	6/23/2022-12/1/2022	U.S. Treasury bills, 0.2%-0.3% **	$30,863	9.83%
15,455	5/31/2023	U.S. Treasury note, 0.2%	15,439	4.92%
	Total U.S. Government securities (cost $46,291)		$46,302	14.75%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
2,445	U.S. Exchange-traded funds (cost $56,985) **	$55,090	17.54%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 2 Class Units at December 31, 2021	$259,089	82.51%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 1 Class Units

Assets by Class of Units	December 31, 2021
Equity in brokers' trading accounts:
Cash	$1,816,003
Net unrealized gain (loss) on open futures contracts	62,995
Net unrealized gain (loss) on open swap contracts	(166,417)
Total equity in brokers' trading accounts	1,712,581

Cash and cash equivalents	457,116
Securities owned, at fair value (cost $9,493,631)	9,430,731
Total assets	$11,600,428

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures and Swap Contracts owned by Global 1 Class Units at December 31, 2021

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$4,408	0.04%	$(7,100)	(0.06)%	$(2,692)	(0.02)%
Currencies	678	—%	(43,787)	(0.38)%	(43,109)	(0.38)%
Energy	(1,769)	(0.01)%	6,183	0.05%	4,414	0.04%
Interest rates	(792)	(0.01)%	25,902	0.23%	25,110	0.22%
Meats	3,372	0.03%	(970)	(0.01)%	2,402	0.02%
Metals	20,269	0.17%	(10,706)	(0.09)%	9,563	0.08%
Soft commodities	16,645	0.14%	(1,639)	(0.01)%	15,006	0.13%
Stock indices	11,827	0.10%	(10,957)	(0.09)%	870	0.01%
Total U.S. Futures Positions	54,638		(43,074)		11,564

Foreign Futures Positions:
Agriculturals	(1,332)	(0.01)%	—	—%	(1,332)	(0.01)%
Energy	(1,205)	(0.01)%	—	—%	(1,205)	(0.01)%
Interest rates	(29,377)	(0.26)%	54,859	0.48%	25,482	0.22%
Metals	31,514	0.28%	(30,027)	(0.27)%	1,487	0.01%
Soft commodities	6,692	0.06%	—	—%	6,692	0.06%
Stock indices	31,811	0.28%	(11,504)	(0.10)%	20,307	0.18%
Total Foreign Futures Positions	38,103		13,328		51,431
Total Futures Contracts	$92,741	0.81%	$(29,746)	(0.26)%	$62,995	0.55%

Swap Contracts
Deutsche Bank total return swap, Termination date June 30, 2025	$(166,417)	(1.46)%	$—	—%	$(166,417)	(1.46)%

Total Futures and Swap Contracts	$(73,676)	(0.65)%	$(29,746)	(0.26)%	$(103,422)	(0.91)%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 1 Class Units at December 31, 2021

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,236,532	11/3/2023-6/17/2024	Federal Farm Credit Banks, 0.2%-0.7% **	$1,234,851	10.80%
843,857	8/26/2024	Federal Home Loan Banks, 0.5%	845,323	7.40%
843,857	9/30/2024	Federal Home Loan Banks, 0.5%	844,924	7.39%
2,250,286	4/15/2024-11/25/2024	Other Federal Home Loan Banks, 0.4%-1.0% **	2,252,363	19.71%
562,572	12/15/2023	Federal National Mortgage Assoc., 0.3%	562,651	4.92%
	Total U.S. Government-sponsored enterprises (cost $5,734,458)		$5,740,112	50.22%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,125,143	6/23/2022-12/1/2022	U.S. Treasury bills, 0.2%-0.3% **	$1,123,412	9.83%
562,572	5/31/2023	U.S. Treasury note, 0.2%	561,962	4.92%
	Total U.S. Government securities (cost $1,684,961)		$1,685,374	14.75%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
88,999	U.S. Exchange-traded funds (cost $2,074,212) **	$2,005,245	17.54%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 1 Class Units at December 31, 2021	$9,430,731	82.51%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 2 Class Units

Assets by Class of Units	December 31, 2021
Equity in brokers' trading accounts:
Cash	$59,516
Net unrealized gain (loss) on open futures contracts	2,064
Net unrealized gain (loss) on open swap contracts	(5,454)
Total equity in brokers' trading accounts	56,126

Cash and cash equivalents	14,981
Securities owned, at fair value (cost $311,133)	309,072
Total assets	$380,179

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures and Swap Contracts owned by Global 2 Class Units at December 31, 2021

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$145	0.04%	$(233)	(0.06)%	$(88)	(0.02)%
Currencies	22	—%	(1,435)	(0.38)%	(1,413)	(0.38)%
Energy	(58)	(0.01)%	203	0.05%	145	0.04%
Interest rates	(26)	(0.01)%	849	0.23%	823	0.22%
Meats	110	0.03%	(32)	(0.01)%	78	0.02%
Metals	664	0.17%	(351)	(0.09)%	313	0.08%
Soft commodities	545	0.14%	(54)	(0.01)%	491	0.13%
Stock indices	388	0.10%	(359)	(0.09)%	29	0.01%
Total U.S. Futures Positions	1,790		(1,412)		378

Foreign Futures Positions:
Agriculturals	(44)	(0.01)%	—	—%	(44)	(0.01)%
Energy	(39)	(0.01)%	—	—%	(39)	(0.01)%
Interest rates	(963)	(0.26)%	1,798	0.48%	835	0.22%
Metals	1,033	0.28%	(984)	(0.27)%	49	0.01%
Soft commodities	219	0.06%	—	—%	219	0.06%
Stock indices	1,043	0.28%	(377)	(0.10)%	666	0.18%
Total Foreign Futures Positions	1,249		437		1,686
Total Futures Contracts	$3,039	0.81%	$(975)	(0.26)%	$2,064	0.55%

Swap Contracts
Deutsche Bank total return swap, Termination date June 30, 2025	$(5,454)	(1.46)%	$—	—%	$(5,454)	(1.46)%

Total Futures and Swap Contracts	$(2,415)	(0.65)%	$(975)	(0.26)%	$(3,390)	(0.91)%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 2 Class Units at December 31, 2021

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$40,525	11/3/2023-6/17/2024	Federal Farm Credit Banks, 0.2%-0.7% **	$40,470	10.80%
27,656	8/26/2024	Federal Home Loan Banks, 0.5%	27,704	7.40%
27,656	9/30/2024	Federal Home Loan Banks, 0.5%	27,691	7.39%
73,748	4/15/2024-11/25/2024	Other Federal Home Loan Banks, 0.4%-1.0% **	73,816	19.71%
18,437	12/15/2023	Federal National Mortgage Assoc., 0.3%	18,440	4.92%
	Total U.S. Government-sponsored enterprises (cost $187,934)		$188,121	50.22%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$36,874	6/23/2022-12/1/2022	U.S. Treasury bills, 0.2%-0.3% **	$36,817	9.83%
18,437	5/31/2023	U.S. Treasury note, 0.2%	18,416	4.92%
	Total U.S. Government securities (cost $55,221)		$55,233	14.75%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
2,917	U.S. Exchange-traded funds (cost $67,978) **	$65,718	17.54%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 2 Class Units at December 31, 2021	$309,072	82.51%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 3 Class Units

Assets by Class of Units	December 31, 2021
Equity in brokers' trading accounts:
Cash	$1,323
Net unrealized gain (loss) on open futures contracts	46
Net unrealized gain (loss) on open swap contracts	(121)
Total equity in brokers' trading accounts	1,248

Cash and cash equivalents	333
Securities owned, at fair value (cost $6,918)	6,872
Total assets	$8,453

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures and Swap Contracts owned by Global 3 Class Units at December 31, 2021

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$3	0.04%	$(5)	(0.06)%	$(2)	(0.02)%
Currencies	—	—%	(32)	(0.38)%	(32)	(0.38)%
Energy	(1)	(0.01)%	5	0.06%	4	0.05%
Interest rates	(1)	(0.01)%	19	0.23%	18	0.22%
Meats	2	0.02%	(1)	(0.01)%	1	0.01%
Metals	15	0.18%	(8)	(0.10)%	7	0.08%
Soft commodities	12	0.14%	(1)	(0.01)%	11	0.13%
Stock indices	9	0.11%	(8)	(0.10)%	1	0.01%
Total U.S. Futures Positions	39		(31)		8

Foreign Futures Positions:
Agriculturals	(1)	(0.01)%	—	—%	(1)	(0.01)%
Energy	(1)	(0.01)%	—	—%	(1)	(0.01)%
Interest rates	(21)	(0.25)%	40	0.48%	19	0.23%
Metals	23	0.28%	(22)	(0.27)%	1	0.01%
Soft commodities	5	0.06%	—	—%	5	0.06%
Stock indices	23	0.28%	(8)	(0.10)%	15	0.18%
Total Foreign Futures Positions	28		10		38
Total Futures Contracts	$67	0.80%	$(21)	(0.25)%	$46	0.55%

Swap Contracts
Deutsche Bank total return swap, Termination date June 30, 2025	$(121)	(1.45)%	$—	—%	$(121)	(1.45)%

Total Futures and Swap Contracts	$(54)	(0.65)%	$(21)	(0.25)%	$(75)	(0.90)%

*  No individual futures and forward contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 3 Class Units at December 31, 2021

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$901	11/3/2023-6/17/2024	Federal Farm Credit Banks, 0.2%-0.7% **	$900	10.81%
615	8/26/2024	Federal Home Loan Banks, 0.5%	616	7.40%
615	9/30/2024	Federal Home Loan Banks, 0.5%	616	7.40%
1,640	4/15/2024-11/25/2024	Other Federal Home Loan Banks, 0.4%-1.0% **	1,641	19.70%
410	12/15/2023	Federal National Mortgage Assoc., 0.3%	410	4.92%
	Total U.S. Government-sponsored enterprises (cost $4,179)		$4,183	50.23%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$820	6/23/2022-12/1/2022	U.S. Treasury bills, 0.2%-0.3% **	$819	9.83%
410	5/31/2023	U.S. Treasury note, 0.2%	409	4.91%
	Total U.S. Government securities (cost $1,228)		$1,228	14.74%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
65	U.S. Exchange-traded funds (cost $1,511) **	$1,461	17.54%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 3 Class Units at December 31, 2021	$6,872	82.51%

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Note 8. Financial Highlights

The following financial highlights and per unit performance reflect activity related to the Partnership. Total return is based on the change in value during the period of a theoretical investment made by a limited partner at the beginning of each calendar month during the period and is not annualized. The expense ratios below are computed based upon the weighted average net assets of the Limited Partners for the years ended December 31, 2021, 2020, and 2019. Individual limited partners’ ratios may vary from these ratios based on various factors, including but not limited to the timing of capital transactions.

	2021
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$900.81	$721.77	$772.63	$748.69	$780.50	$759.80	$620.27
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	121.32	98.07	104.44	100.87	106.28	104.47	83.44
Net investment loss (1)	(71.23)	(60.50)	(46.82)	(46.90)	(43.76)	(45.53)	(43.89)
Total income (loss) from operations	50.09	37.57	57.62	53.97	62.52	58.94	39.55
Net asset value per unit at end of period	$950.90	$759.34	$830.25	$802.66	$843.02	$818.74	$659.82

Total Return	5.56%	5.21%	7.46%	7.21%	8.01%	7.76%	6.38%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees	5.98%	6.69%	3.66%	3.91%	3.11%	3.44%	5.11%
Incentive fees	2.11%	1.88%	2.65%	2.60%	2.77%	2.82%	2.17%
Total expenses	8.09%	8.57%	6.31%	6.51%	5.88%	6.26%	7.28%
Net investment loss (2)	(5.33)%	(6.03)%	(3.00)%	(3.25)%	(2.45)%	(2.77)%	(4.46)%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

	2020
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$992.10	$799.78	$832.28	$808.27	$836.87	$815.99	$677.29
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	(46.46)	(37.72)	(38.02)	(36.95)	(38.05)	(37.22)	(36.47)
Net investment loss (1)	(44.83)	(40.29)	(21.63)	(22.63)	(18.32)	(18.97)	(20.55)
Total income (loss) from operations	(91.29)	(78.01)	(59.65)	(59.58)	(56.37)	(56.19)	(57.02)
Net asset value per unit at end of period	$900.81	$721.77	$772.63	$748.69	$780.50	$759.80	$620.27

Total Return	(9.20)%	(9.75)%	(7.17)%	(7.37)%	(6.74)%	(6.89)%	(8.42)%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees	5.75%	6.44%	3.46%	3.71%	2.93%	3.17%	4.60%
Incentive fees	0.60%	0.54%	0.69%	0.67%	0.78%	0.68%	0.20%
Total expenses	6.35%	6.98%	4.15%	4.38%	3.71%	3.85%	4.80%
Net investment loss (2)	(4.49)%	(5.13)%	(2.20)%	(2.45)%	(1.65)%	(1.90)%	(3.15)%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

	2019
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$946.24	$767.31	$776.34	$756.33	$777.40	$759.26	$640.57
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	88.82	71.97	72.66	71.28	73.71	71.96	60.72
Net investment loss (1)	(42.96)	(39.50)	(16.72)	(19.34)	(14.24)	(15.23)	(24.00)
Total income (loss) from operations	45.86	32.47	55.94	51.94	59.47	56.73	36.72
Net asset value per unit at end of period	$992.10	$799.78	$832.28	$808.27	$836.87	$815.99	$677.29

Total Return	4.85%	4.23%	7.20%	6.87%	7.65%	7.47%	5.73%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees	5.68%	6.34%	3.37%	3.57%	2.78%	3.02%	4.91%
Incentive fees	0.55%	0.49%	0.49%	0.70%	0.79%	0.72%	0.56%
Total expenses	6.23%	6.83%	3.86%	4.27%	3.57%	3.74%	5.47%
Net investment loss (2)	(3.86)%	(4.53)%	(1.60)%	(1.76)%	(0.96)%	(1.21)%	(3.07)%

(1)	Expenses net of interest and dividend income per unit and organization and offering costs per unit are calculated by dividing the expenses net of interest income by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Excludes incentive fee.

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

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

and other property deposited. The Partnership utilizes ADM Investor Services, Inc., and Rosenthal Collins Group Division of Marex Spectron as its clearing brokers.

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs, interbank market makers and swap counterparties at December 31, 2021 and 2020 was $6,456,079 and $9,659,503, respectively, which was 15.89% and 21.35% of the net asset value, respectively, and is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

The COVID-19 global pandemic and the responses taken by many governments, including closing borders, restricting international and domestic travel, and the imposition of prolonged quarantines or similar restrictions, as well as the forced or voluntary closure of, or operational changes to, many retail and other businesses, has had and continues to have disruptive and negative impacts, and in many cases severe disruptive and negative impacts, on markets worldwide. It is not known how long such impacts, or any future impacts of other significant events described above, will or would last, but there could be a prolonged period of global economic volatility or slowdown, which may adversely impact the Partnership. Therefore, the Partnership could lose money over short periods due to short-term volatility or market movements and over longer periods during more prolonged market downturns. During a general market downturn, multiple asset classes may be negatively affected. Changes in market conditions and interest rates can have the same impact on all types of securities and instruments.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

For the year ended December 31, 2021, the monthly average number of futures contracts bought and sold was 4,806, and the monthly average number of forward contracts bought and sold was 59. For the year ended December 31, 2020, the monthly average number of futures contracts bought and sold was 4,034 and the monthly average number of forward contracts bought and sold was 219. For the year ended December 31, 2019, the monthly average number of futures contracts bought and sold was 7,863 and the monthly average number of forward contracts bought and sold was 271. There were no swap contracts bought or sold during the years ending December 31, 2021, 2020 and 2019. The following tables summarize the quantitative information required by FASB ASC 815:

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	December 31, 2021	December 31, 2021	Fair Value

Agriculturals contracts	Net Unrealized gain (loss) on open futures contracts	$78,449	$(92,756)	$(14,307)

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	82,177	(235,432)	(153,255)

Energy contracts	Net Unrealized gain (loss) on open futures contracts	51,769	(40,364)	11,405

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	347,549	(167,687)	179,862

Meats contracts	Net Unrealized gain (loss) on open futures contracts	12,651	(4,114)	8,537

Metals contracts	Net Unrealized gain (loss) on open futures contracts	228,905	(189,619)	39,286

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	101,421	(24,286)	77,135

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	174,098	(98,809)	75,289

		$1,077,019	$(853,067)	$223,952

Swap contracts*	Net Unrealized gain (loss) on open swap contracts	$—	$(591,631)	$(591,631)

*At December 31, 2021, the sector exposure of the CTA index underlying the swap was:

Deutsche Bank total return swap, termination date June 30, 2025
Interest rate contracts	26%
Stock indices contracts	23%
Forward currency contracts	51%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	December 31, 2020	December 31, 2020	Fair Value

Agriculturals contracts	Net Unrealized gain (loss) on open futures contracts	$497,774	$(1,962)	$495,812

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	184,052	(9,147)	174,905

Energy contracts	Net Unrealized gain (loss) on open futures contracts	273,682	(142,530)	131,152

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	120,357	(154,791)	(34,434)

Meats contracts	Net Unrealized gain (loss) on open futures contracts	17,160	(4,135)	13,025

Metals contracts	Net Unrealized gain (loss) on open futures contracts	408,111	(84,566)	323,545

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	283,819	(50,031)	233,788

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	283,402	(57,357)	226,045

		$2,068,357	$(504,519)	$1,563,838

Forward currency contracts	Net Unrealized gain (loss) on open forward currency contracts	$62,001	$(125,930)	$(63,929)

Swap contracts*	Net Unrealized gain (loss) on open swap contracts	$—	$(1,420,571)	$(1,420,571)

*At December 31, 2020, the sector exposure of the CTA index underlying the swap was:

Deutsche Bank total return swap, termination date June 30, 2025
Interest rate contracts	59%
Stock indices contracts	13%
Forward currency contracts	28%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019

		Years Ended December 31,
Type of Contract		2021	2020	2019

Agriculturals contracts	Net gain (loss) from futures trading	$1,021,263	$1,176,839	$(177,141)
Currencies contracts	Net gain (loss) from futures trading	(13,627)	505,665	(414,477)
Energy contracts	Net gain (loss) from futures trading	2,912,130	(105,207)	(728,265)
Interest rates contracts	Net gain (loss) from futures trading	(423,325)	2,129,265	5,434,332
Meats contracts	Net gain (loss) from futures trading	(202,306)	91,806	(97,912)
Metals contracts	Net gain (loss) from futures trading	(249,816)	1,373,206	530,405
Soft commodities contracts	Net gain (loss) from futures trading	1,783,024	373,043	(204,249)
Stock indices contracts	Net gain (loss) from futures trading	893,886	(1,642,386)	1,720,644
	Net gain (loss) from futures trading	5,721,229	3,902,231	6,063,337
Forward currency contracts	Net gain (loss) from forward currency trading	86,650	(238,576)	380,909
Swap contracts	Net gain (loss) from swap trading	828,940	(6,594,230)	1,104,330

Total		$6,636,819	$(2,930,575)	$7,548,576

Line Item in Consolidated Statements of Operations	For years ended December 31,
	2021	2020	2019

Net gain (loss) from futures trading
Realized	$7,061,115	$2,740,200	$7,389,071
Change in unrealized	(1,339,886)	1,162,031	(1,325,734)
Total realized and change in unrealized net gain (loss) from futures trading	$5,721,229	$3,902,231	$6,063,337

Net gain (loss) from forward currency trading
Realized	$22,721	$(243,720)	$408,554
Change in unrealized	63,929	5,144	(27,645)
Total realized and change in unrealized net gain (loss) from forward currency trading	$86,650	$(238,576)	$380,909

Net gain (loss) from swap trading
Realized	$—	$(2,136,220)	$—
Change in unrealized	828,940	(4,458,010)	1,104,330
Total realized and change in unrealized net gain (loss) from swap trading	$828,940	$(6,594,230)	$1,104,330

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Total realized and change in unrealized net gain (loss) from futures, forward currency and swap trading	$6,636,819	$(2,930,575)	$7,548,576

The tables below show the gross and net information related to derivatives eligible for offset in the Consolidated Statements of Financial Condition as of December 31, 2021 and 2020.

Offsetting of Derivative Assets

As of December 31, 2021

			Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$1,077,019	$(853,067)	$223,952
Swap contracts	—	(591,631)	(591,631)
Total derivatives	$1,077,019	$(1,444,698)	$(367,679)

Offsetting of Derivative Liabilities

As of December 31, 2021

			Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$853,067	$(853,067)	$—
Swap contracts	591,631	(591,631)	—
Total derivatives	$1,444,698	$(1,444,698)	$—

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Derivatives Assets and Liabilities and Collateral Received by Counterparty

As of December 31, 2021

		Gross Amounts Not Offset in the Consolidated
		Statements of Financial Condition
	Net Amount of
	Unrealized Gain/(Loss)
	Presented in
	the Consolidated
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Pledged	Net Amount

ADM Investor Services, Inc.	$120,272	$—	$—	$120,272
Deutsche Bank AG	(591,631)	—	591,631	—
Rosenthal Collins Group Division of Marex Spectron	103,680	—	—	103,680
Total	$(367,679)	$—	$591,631	$223,952

Offsetting of Derivative Assets

As of December 31, 2020

			Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$2,068,357	$(504,519)	$1,563,838
Forward currency contracts	62,001	(125,930)	(63,929)
Swap contracts	—	(1,420,571)	(1,420,571)
Total derivatives	$2,130,358	$(2,051,020)	$79,338

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

Note 12. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through date of issuance of the accompanying consolidated financial statements. Subsequent to December 31, 2021, there were redemptions paid from the Partnership totaling approximately $305,000.

The swap effective July 1, 2015 was terminated effective March 9, 2022, and the Partnership no longer accesses H2O as a reference trader through an off-exchange swap transaction.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: March 14, 2022	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David M. Kavanagh and Maureen O’Rourke, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2022.

Signature	Title

/s/ David M. Kavanagh	President (Principal Executive Officer)
David M. Kavanagh

/s/ Maureen O’Rourke	Chief Financial Officer (Principal
Maureen O’Rourke	Financial and Accounting Officer)