Form 10-Q
period 2022-03-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2022-05-16
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED March 31, 2022

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Equity in brokers' trading accounts:
Cash	$2,173,464	$6,456,079
Net unrealized gain (loss) on open futures contracts	1,214,391	223,952
Net unrealized gain (loss) on open swap contracts	—	(591,631)
Total equity in brokers' trading accounts	3,387,855	6,088,400
Cash and cash equivalents	3,961,332	1,625,095
Securities owned, at fair value (cost $36,081,768 and $33,750,835, respectively)	35,610,708	33,527,220
Interest and dividend receivable, net	369	—
Total assets	$42,960,264	$41,240,715
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$193,195	$204,257
Accrued incentive fees	588,340	52,976
Organization and offering costs payable	8,896	9,666
Accrued operating expenses	7,898	8,576
Redemptions payable to limited partners	357,329	327,726
Interest and other liabilities	2,895	2,542
Total liabilities	1,158,553	605,743
Partners' Capital (Net Asset Value)
General Partner
Class A (231.29 units outstanding at both March 31, 2022 and December 31, 2021)	232,465	219,938
Legacy 2 Class (250.67 units outstanding at both March 31, 2022 and December 31, 2021)	213,649	201,205

Limited Partners
Class A (3,631.49 and 3,693.06 units outstanding at March 31, 2022 and December 31, 2021, respectively)	3,649,849	3,511,712
Class B (31,326.05 and 32,133.85 units outstanding at March 31, 2022 and December 31, 2021, respectively)	25,105,086	24,400,348
Legacy 1 Class (452.87 units outstanding at both March 31, 2022 and December 31, 2021)	399,471	375,993
Legacy 2 Class (140.55 units outstanding at both March 31, 2022 and December 31, 2021)	119,788	112,811
Global 1 Class (13,051.44 and 13,558.40 units outstanding at March 31, 2022 and December 31, 2021, respectively)	11,704,173	11,430,041
Global 2 Class (433.37 and 457.53 units outstanding at March 31, 2022 and December 31, 2021, respectively)	377,230	374,595
Global 3 Class (0.00 and 12.62 units outstanding at March 31, 2022 and December 31, 2021, respectively)	—	8,329
Total partners' capital (net asset value)	41,801,711	40,634,972
Total liabilities and partners' capital (net asset value)	$42,960,264	$41,240,715

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

March 31, 2022

(Unaudited)

Futures Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts*
U.S. Futures Positions:
Agriculturals	$43,266	0.10%	$2,875	—%	$46,141	0.11%
Currencies	66,167	0.16%	200,449	0.48%	266,616	0.64%
Energy	(57,902)	(0.14)%	6,802	0.02%	(51,100)	(0.12)%
Interest rates	(135,843)	(0.32)%	242,837	0.58%	106,994	0.26%
Meats	(1,633)	—%	3,162	—%	1,529	—%
Metals	21,719	0.05%	(1,570)	—%	20,149	0.05%
Soft commodities	154,383	0.37%	(15,541)	(0.04)%	138,842	0.33%
Stock indices	60,525	0.14%	(88,313)	(0.21)%	(27,788)	(0.07)%
Total U.S. Futures Positions	150,682		350,701		501,383

Foreign Futures Positions:
Agriculturals	91,954	0.22%	—	—%	91,954	0.22%
Energy	13,572	0.03%	46,275	0.11%	59,847	0.14%
Interest rates	(42,686)	(0.10)%	306,977	0.73%	264,291	0.63%
Metals	336,467	0.80%	(37,424)	(0.09)%	299,043	0.71%
Soft commodities	20,200	0.05%	—	—%	20,200	0.05%
Stock indices	12,604	0.03%	(34,931)	(0.08)%	(22,327)	(0.05)%
Total Foreign Futures Positions	432,111		280,897		713,008
Total Futures Contracts	$582,793	1.39%	$631,598	1.51%	$1,214,391	2.90%
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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2022

(Unaudited)

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$4,396,000	11/3/2023-6/17/2024	Federal Farm Credit Banks, 0.2%-0.7% **	$4,394,236	10.51%
3,000,000	8/26/2024	Federal Home Loan Banks, 0.5%	3,000,042	7.18%
3,000,000	9/30/2024	Federal Home Loan Banks, 0.5%	3,001,458	7.18%
8,800,000	4/15/2024-3/28/2025	Other Federal Home Loan Banks, 0.4%-1.0% **	8,817,048	21.09%
2,000,000	12/15/2023	Federal National Mortgage Assoc., 0.3%	2,001,885	4.79%
	Total U.S. Government-sponsored enterprises (cost $21,186,587)		$21,214,669	50.75%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$5,500,000	6/23/2022-2/23/2023	U.S. Treasury bills, 0.2%-1.2% **	$5,485,948	13.13%
2,000,000	5/31/2023	U.S. Treasury note, 0.2%	1,998,863	4.78%
	Total U.S. Government securities (cost $7,479,863)		$7,484,811	17.91%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
300,400	U.S. Exchange-traded funds (cost $7,415,318) **	$6,911,228	16.53%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $36,081,768)	$35,610,708	85.19%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2021

Futures and Swap Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)

Futures Contracts *
U.S. Futures Positions:
Agriculturals	$15,671	0.04%	$(25,242)	(0.06)%	$(9,571)	(0.02)%
Currencies	2,412	—%	(155,667)	(0.38)%	(153,255)	(0.38)%
Energy	(6,290)	(0.01)%	21,981	0.05%	15,691	0.04%
Interest rates	(2,814)	(0.01)%	92,084	0.23%	89,270	0.22%
Meats	11,987	0.03%	(3,450)	(0.01)%	8,537	0.02%
Metals	72,060	0.17%	(38,060)	(0.09)%	34,000	0.08%
Soft commodities	59,173	0.14%	(5,828)	(0.01)%	53,345	0.13%
Stock indices	42,047	0.10%	(38,953)	(0.09)%	3,094	0.01%
Total U.S. Futures Positions	194,246		(153,135)		41,111

Foreign Futures Positions:
Agriculturals	(4,736)	(0.01)%	—	—%	(4,736)	(0.01)%
Energy	(4,286)	(0.01)%	—	—%	(4,286)	(0.01)%
Interest rates	(104,436)	(0.26)%	195,028	0.48%	90,592	0.22%
Metals	112,035	0.28%	(106,749)	(0.27)%	5,286	0.01%
Soft commodities	23,790	0.06%	—	—%	23,790	0.06%
Stock indices	113,091	0.28%	(40,896)	(0.10)%	72,195	0.18%
Total Foreign Futures Positions	135,458		47,383		182,841
Total Futures Contracts	$329,704	0.81%	$(105,752)	(0.26)%	$223,952	0.55%

Swap Contracts
Deutsche Bank total return swap, Termination date June 30, 2025	(591,631)	(1.46)%	—	—%	(591,631)	(1.46)%

Total Futures and Swap Contracts	$(261,927)	(0.65)%	$(105,752)	(0.26)%	$(367,679)	(0.91)%

*	No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

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

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2022	2021

	(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$3,159,569	$3,496,129
Change in unrealized	990,439	(856,780)
Commissions	(145,564)	(169,817)
Net gains (losses) from futures trading	4,004,444	2,469,532

Net gain (loss) from forward currency trading
Realized	—	78,175
Change in unrealized	—	231,163
Commissions	—	(1,284)
Net gains (losses) from forward currency trading	—	308,054

Net gain (loss) from swap trading
Realized	(922,129)	—
Change in unrealized	591,631	730,801
Net gains (losses) from swap trading	(330,498)	730,801

Net gain (loss) from securities
Realized	(8,569)	27,807
Change in unrealized	(250,617)	(15,699)
Net gains (losses) from securities	(259,186)	12,108

Net trading gains (losses)	3,414,760	3,520,495

Net investment income (loss)
Income
Interest income	20,068	38,269
Dividend income	48,931	49,951
Total income	68,999	88,220
Expenses from operations
Brokerage charge	478,612	552,558
Incentive fees	588,340	423,323
Organizational and offering costs	28,608	33,245
Operating expenses	25,400	29,285
Custody fees and other expenses	24,857	26,114
Total expenses	1,145,817	1,064,525
Net investment loss	$(1,076,818)	$(976,305)
Net income (loss)	$2,337,942	$2,544,190

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations (continued)

(Unaudited)

	Three Months ended March 31, 2022
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units *
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$54.16	$42.07	$51.84	$49.64	$53.75	$51.71	$22.36

Weighted average number of units outstanding	3,893.56	31,728.77	452.87	391.22	13,314.59	448.65	6.31

	Three Months Ended March 31, 2021
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$50.97	$39.64	$45.66	$43.81	$47.18	$45.45	$36.43

Weighted average number of units outstanding	4,027.89	38,325.61	479.12	403.68	15,408.44	755.62	12.62

*Global 3 Class units closed effective as of February 28, 2022. The information presented for Global 3 Class units is for the two months ended February 28, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Three Months Ended March 31, 2022

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount
Partners’ capital,
December 31, 2021	231.29	$219,938	3,693.06	$3,511,712	—	$—	32,133.85	$24,400,348	—	$—	452.87	$375,993	250.67	$201,205	140.55	$112,811
Redemptions	—	—	(61.57)	(60,450)	—	—	(807.80)	(635,511)	—	—	—	—	—	—	—	—
Net income (loss)	—	12,527	—	198,587	—	—	—	1,340,249	—	—	—	23,478	—	12,444	—	6,977
Partners’ capital,
March 31, 2022	231.29	$232,465	3,631.49	$3,649,849	—	$—	31,326.05	$25,105,086	—	$—	452.87	$399,471	250.67	$213,649	140.55	$119,788

Net asset value per General Partner and Limited Partner unit at December 31, 2021		$950.90				$759.34				$830.25				$802.66

Net asset value per General Partner and Limited Partner unit at March 31, 2022		$1,005.06				$801.41				$882.09				$852.30

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Three Months Ended March 31, 2022

(Unaudited)

	Global 1 Class				Global 2 Class				Global 3 Class *
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2021	—	$—	13,558.40	$11,430,041	—	$—	457.53	$374,595	—	$—	12.62	$8,329	$40,634,972
Redemptions	—	—	(506.96)	(445,852)	—	—	(24.16)	(20,779)	—	—	(12.62)	(8,611)	(1,171,203)
Net income (loss)	—	—	—	719,984	—	—	—	23,414	—	—	—	282	2,337,942
Partners’ capital,
March 31, 2022	—	$—	13,051.44	$11,704,173	—	$—	433.37	$377,230	—	$—	—	$—	$41,801,711

Net asset value per General Partner and Limited Partner unit at December 31, 2021		$843.02				$818.74				$659.82

Net asset value per General Partner and Limited Partner unit at March 31, 2022		$896.77				$870.45				$0.00

*Global 3 Class units closed effective as of February 28, 2022. The information presented for Global 3 Class units is for the two months ended February 28, 2022.

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

GP 1, LLC (“GP 1”)          GP 5, LLC (“GP 5”)          GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”)          GP 8, LLC (“GP 8”)

GP 4, LLC (“GP 4”)          GP 9, LLC (“GP 9”)

There were no assets allocated to GP 1 and GP 9 as of March 31, 2022 and December 31, 2021.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

As previously disclosed and described in the Partnership’s prospectus, all Global 3 Class units have either been exchanged to Global 1 Class units or fully redeemed. As a result, the Global 3 Class is closed effective as of February 28, 2022.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed. As of March 31, 2022, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2018.

Organization and offering costs: The General Partner has incurred all expenses in connection with the organization and the continuous public offering of partnership interests and is reimbursed by the Partnership. In addition, the General Partner continues to compensate wholesalers for services rendered to certain Limited Partners. This reimbursement is made monthly and the reimbursement amounts are listed by class in Note 5. In no event, however, will the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any prior year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the organization and the continuous public offering expenses are charged to expense from operations at the time of reimbursement or accrual. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. The Partnership is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. As of March 31, 2022, unreimbursed organization and offering costs incurred by the General Partner were approximately $59,000 and may be reimbursed by the Partnership in the future.

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

Changes in the value of the swap agreements are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. The final exchange amount based on the swap value at the termination of the swap agreement will be recorded as a realized gain or loss in the consolidated statement of operations. Through its Trading Companies, the Partnership entered into a total return swap with Deutsche Bank AG. The Partnership maintained cash as collateral to secure its obligations under the swap. The swap was effective July 1, 2015 and had a termination date of June 30, 2025 and was terminated effective March 9, 2022. As of March 31, 2022 and December 31, 2021, the notional value of the swap was $0 and $8,049,187, respectively, and the cash margin balance was $0 and $2,246,500, respectively, which is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the periods ended March 31, 2022 and 2021, substantially all investments were highly liquid in Level 1 or 2 of the fair value hierarchy as shown in Note 2, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

Reclassification: Certain amounts in the 2021 consolidated financial statements have been reclassified to conform with the 2022 presentation.

Recent accounting pronouncements: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. ASU 2020-04 has not had a significant impact on the Partnership’s consolidated financial statements and disclosures. The Partnership did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the three months ended March 31, 2022.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Interim financial statements: The consolidated financial statements included herein were prepared without audit according to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

The fair value of exchange-traded futures contracts and exchange-traded funds are based upon exchange settlement prices as of the last business day of the reporting period. These financial instruments are classified in Level 1 of the fair value hierarchy.

The Partnership values forward contracts based on the average bid and ask price of quoted forward spot prices obtained as of the last business day of the reporting period, and forward contracts are classified in Level 2 of the fair value hierarchy.

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2022:

Assets and Liabilities	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$1,214,391	$—	$—	$1,214,391
Securities owned
U.S. Government-sponsored enterprises	—	21,214,669	—	21,214,669
U.S. Government securities	—	7,484,811	—	7,484,811
U.S. Exchange-traded funds	6,911,228	—	—	6,911,228
Total	$8,125,619	$28,699,480	$—	$36,825,099

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the three months ended March 31, 2022 and year ended December 31, 2021.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Partnership, through the Trading Companies, entered into a relationship with Deutsche Bank AG for its swap transactions. The Partnership entered into an International Swaps and Derivatives Association, Inc. master agreement with Deutsche Bank AG. Margin requirements may be satisfied by the deposit of U.S. Treasury bills and/or cash with such interbank market makers or swap counterparties. The Partnership may earn interest income on its assets deposited with the interbank market makers.

Note 4. Commodity Trading Advisors and Reference Traders

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors or through swap transactions based on reference programs of such advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. As of March 31, 2022, the commodity trading advisors are EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP (“Episteme”), Quantica Capital AG (“Quantica”) and Sterling Partners Quantitative Investments LLC (“Sterling”) (collectively, the “Advisors”). The Partnership obtained the equivalent of net profits or net losses generated by H2O AM LLP (“H2O”) and as a reference trader (“Reference Trader”) through an off-exchange swap transaction and did not allocate assets to H2O directly. The swap was terminated effective March 9, 2022. The Advisors and Reference Trader are paid a quarterly consulting fee, directly or through swap transactions, ranging from 0.2 percent to 1 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee, directly or through swap transactions, ranging from 0 percent to 20 percent of the new trading profits on the allocated net assets of the Advisor or Reference Trader.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $478,612 and $552,558 for the three months ended March 31, 2022 and 2021, respectively, are shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $28,608 and $33,245 for the three months ended March 31, 2022 and 2021, respectively, are shown on the consolidated statements of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed, at the General Partner’s discretion, pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $25,400 and $29,285 for the three months ended March 31, 2022 and 2021, respectively, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the General Partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership. The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period. For the three months ended March 31, 2022 and 2021, EMC was paid approximately $26,300 and $22,300, respectively, in consulting fees and $439,100 and $45,400, respectively, in incentive fees.

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

Note 7. Financial Highlights

The following financial highlights and per unit performance reflect activity related to the Partnership. The following per unit performance calculations reflect activity related to the Partnership for the three months ended March 31, 2022 and 2021. Total return is based on the change in value during the period of a theoretical investment made by a limited partner at the beginning of each calendar month during the period and is not annualized. The expense ratios below are computed based upon the weighted average net assets of the Limited Partners for the three months ended March 31, 2022 and 2021 (annualized). Individual limited partners’ ratios may vary from these ratios based on various factors, including but not limited to the timing of capital transactions.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months ended March 31, 2022
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units (1)
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$950.90	$759.34	$830.25	$802.66	$843.02	$818.74	$659.82
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (2)	80.69	64.44	70.56	68.20	71.76	69.74	41.53
Net investment loss (2)	(26.53)	(22.37)	(18.72)	(18.56)	(18.01)	(18.03)	(19.17)
Total income (loss) from operations	54.16	42.07	51.84	49.64	53.75	51.71	22.36
Redemption							(682.18)
Net asset value per unit at end of period	$1,005.06	$801.41	$882.09	$852.30	$896.77	$870.45	$—

Total Return	5.70%	5.54%	6.24%	6.18%	6.38%	6.32%	3.39%

Ratios as a percentage of average net assets
Expenses prior to incentive fees (3)	5.86%	6.51%	3.59%	3.83%	3.07%	3.33%	5.16%
Incentive fees (4)	1.42%	1.41%	1.46%	1.45%	1.47%	1.47%	0.67%
Total expenses	7.28%	7.92%	5.05%	5.28%	4.54%	4.80%	5.83%
Net investment loss (3) (5)	(5.19)%	(5.84)%	(2.92)%	(3.16)%	(2.40)%	(2.66)%	(4.52)%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31, 2021
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$900.81	$721.77	$772.63	$748.69	$780.50	$759.80	$620.27
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (2)	70.63	56.66	60.65	58.76	61.51	59.65	48.63
Net investment loss (2)	(19.66)	(17.02)	(14.99)	(14.95)	(14.33)	(14.20)	(12.20)
Total income (loss) from operations	50.97	39.64	45.66	43.81	47.18	45.45	36.43
Net asset value per unit at end of period	$951.78	$761.41	$818.29	$792.50	$827.68	$805.25	$656.70

Total Return	5.66%	5.49%	5.91%	5.85%	6.04%	5.98%	5.87%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees (3)	6.01%	6.71%	3.67%	3.92%	3.13%	3.37%	5.16%
Incentive fees (4)	0.81%	0.81%	1.16%	1.15%	1.19%	1.16%	0.82%
Total expenses	6.82%	7.52%	4.83%	5.07%	4.32%	4.53%	5.98%
Net investment loss (3) (5)	(5.24)%	(5.94)%	(2.90)%	(3.15)%	(2.36)%	(2.61)%	(4.37)%

(1)	Global 3 Class units were closed effective February 28, 2022. The per unit performance activity and expense ratios for the Global 3 Class units is for the two months ended February 28, 2022.
(2)	Net investment loss per unit is calculated by dividing the expenses net of interest income by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(3)	Annualized.
(4)	Not annualized.
(5)	Excludes incentive fee.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs, interbank market makers and swap counterparties at March 31, 2022 and December 31, 2021 was $2,173,464 and $6,456,079, respectively, which was 5.20% and 15.89% of the net asset value, respectively, and is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.

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

The COVID-19 global pandemic and the Russian-Ukrainian war have had and continue to have disruptive and negative impacts, and in many cases severe disruptive and negative impacts, on markets worldwide. It is not known how long such impacts, or any future impacts of other significant events, will or would last, but there could be a prolonged period of global economic volatility or slowdown, which may adversely impact the Partnership. Therefore, the Partnership could lose money over short periods due to short-term volatility or market movements and over longer periods during more prolonged market downturns. During a general market downturn, multiple asset classes may be negatively affected. Changes in market conditions and interest rates can have the same impact on all types of securities and instruments.

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

For the three months ended March 31, 2022, the monthly average number of futures contracts bought and sold was 3,555 and there were no forward contracts bought or sold. For the three months ended March 31, 2021, the monthly average number of futures contracts bought and sold was 4,246 and the monthly average number of forward contracts bought and sold was 74. There was one swap contract terminated during the three months ended March 31, 2022 and no swap contracts were bought or sold during the three months ended 2021. The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments at March 31, 2022 and December 31, 2021

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	March 31, 2022	March 31, 2022	Fair Value

Agriculturals contracts	Net Unrealized gain (loss) on open futures contracts	$230,678	$(92,583)	$138,095

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	324,500	(57,884)	266,616

Energy contracts	Net Unrealized gain (loss) on open futures contracts	155,584	(146,837)	8,747

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	598,068	(226,783)	371,285

Meats contracts	Net Unrealized gain (loss) on open futures contracts	7,599	(6,070)	1,529

Metals contracts	Net Unrealized gain (loss) on open futures contracts	428,303	(109,111)	319,192

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	189,934	(30,892)	159,042

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	104,818	(154,933)	(50,115)

		$2,039,484	$(825,093)	$1,214,391

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	December 31, 2021	December 31, 2021	Fair Value

Agriculturals contracts	Net Unrealized gain (loss) on open futures contracts	$78,449	$(92,756)	$(14,307)

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	82,177	(235,432)	(153,255)

Energy contracts	Net Unrealized gain (loss) on open futures contracts	51,769	(40,364)	11,405

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	347,549	(167,687)	179,862

Meats contracts	Net Unrealized gain (loss) on open futures contracts	12,651	(4,114)	8,537

Metals contracts	Net Unrealized gain (loss) on open futures contracts	228,905	(189,619)	39,286

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	101,421	(24,286)	77,135

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	174,098	(98,809)	75,289

		$1,077,019	$(853,067)	$223,952

Swap contracts*	Net Unrealized gain (loss) on open swap contracts	$—	$(591,631)	$(591,631)

*At December 31, 2021, the sector exposure of the CTA index underlying the swap was:

Deutsche Bank total return swap, termination date June 30, 2025
Interest rate contracts	26%
Stock indices contracts	23%
Forward currency contracts	51%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021

		Three Months Ended
Type of Contract		March 31, 2022	March 31, 2021

Agriculturals contracts	Net gain (loss) from futures trading	$751,393	$361,138
Currencies contracts	Net gain (loss) from futures trading	207,708	(275,851)
Energy contracts	Net gain (loss) from futures trading	1,610,978	1,216,724
Interest rates contracts	Net gain (loss) from futures trading	943,896	89,615
Meats contracts	Net gain (loss) from futures trading	(70,921)	98,764
Metals contracts	Net gain (loss) from futures trading	827,863	(18,975)
Soft commodities contracts	Net gain (loss) from futures trading	100,433	381,736
Stock indices contracts	Net gain (loss) from futures trading	(221,342)	786,198
	Net gain (loss) from futures trading	4,150,008	2,639,349
Forward currency contracts	Net gain (loss) from forward currency trading	—	309,338
Swap contracts	Net gain (loss) from swap trading	(330,498)	730,801

Total		$3,819,510	$3,679,488

Line Item in Consolidated Statements of Operations	Three Months Ended
	March 31, 2022	March 31, 2021

Net gain (loss) from futures trading
Realized	$3,159,569	$3,496,129
Change in unrealized	990,439	(856,780)
Total realized and change in unrealized net gain (loss) from futures trading	$4,150,008	$2,639,349

Net gain (loss) from forward currency trading
Realized	$—	$78,175
Change in unrealized	—	231,163
Total realized and change in unrealized net gain (loss) from forward currency trading	$—	$309,338

Net gain (loss) from swap trading
Realized	$(922,129)	$—
Change in unrealized	591,631	730,801
Total realized and change in unrealized net gain (loss) from swap trading	$(330,498)	$730,801

Total realized and change in unrealized net gain (loss) from futures, forward currency and swap trading	$3,819,510	$3,679,488

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition:

Offsetting of Derivative Assets

As of March 31, 2022

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$2,039,484	$(825,093)	$1,214,391

Offsetting of Derivative Liabilities

As of March 31, 2022

Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$825,093	$(825,093)	$—

Derivative Assets and Liabilities and Collateral Received by Counterparty

As of March 31, 2022

		Gross Amounts Not Offset in the Consolidated
		Statements of Financial Condition
	Net Amount of
	Unrealized Gain/(Loss)
	Presented in
	the Consolidated
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Pledged	Net Amount

ADM Investor Services, Inc.	$258,741	$—	$—	$258,741
Rosenthal Collins Group Division of Marex Spectron	955,650	—	—	955,650
Total	$1,214,391	$—	$—	$1,214,391

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three months ended March 31, 2022 and 2021, are set forth in the table below:

	2022	2021
Total return – Class A Units	5.70%	5.66%
Total return – Class B Units	5.54%	5.49%
Total return – Legacy 1 Class Units	6.24%	5.91%
Total return – Legacy 2 Class Units	6.18%	5.85%
Total return – Global 1 Class Units	6.38%	6.04%
Total return – Global 2 Class Units	6.32%	5.98%
Total return – Global 3 Class Units *	3.39%	5.87%

*Global 3 Class units closed effective February 28, 2022. The information presented for Global 3 Class units is for the two months ended February 28, 2022.

Grant Park’s total net asset value at March 31, 2022 was approximately $41.8 million, at December 31, 2021 was approximately $40.6 million, and at March 30, 2021 was approximately $46.4 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding the swap transactions and securities, for the three months ended March 31, 2022 and 2021.

	% Gain (Loss)
	Three Months Ended
	March 31,
	2022	2021

Agriculturals	1.8%	0.8%
Currencies	0.5	(0.6)
Energy	3.9	2.6
Interest rates	2.3	0.2
Meats	(0.1)	0.2
Metals	2.0	—
Soft commodities	0.2	0.8
Stock indices	(0.5)	1.7
Forward currency contracts	—	0.7

Total	10.1%	6.4%

Three months ended March 31, 2022 compared to three months ended March 31, 2021

For the three months ended March 31, 2022, Grant Park had a positive return of 5.7% for the Class A units, a positive return of 5.5% for the Class B units, a positive return of 6.2% for the Legacy 1 Class units, a positive return of 6.2% for the Legacy 2 Class units, a positive return of 6.4% for the Global 1 Class units, and a positive return of 6.3% for the Global 2 Class units. For the two months ended February 28, 2022, Grant Park had and a positive return of 3.4%

for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 10.1% which were decreased by losses of 1.4% from swap transactions and securities and increased by gains of 0.2% from interest and dividend income. These trading gains were decreased by 3.2% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2021, Grant Park had a positive return of 5.7% for the Class A units, a positive return of 5.5% for the Class B units, a positive return of 5.9% for the Legacy 1 Class units, a positive return of 5.9% for the Legacy 2 Class units, a positive return of 6.0% for the Global 1 Class units, a positive return of 6.0% for the Global 2 Class units, and a positive return of 5.9% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 6.4% which were increased by gains of 1.6% from swap transactions and securities and increased by gains of 0.1% from interest and dividend income. These trading gains were decreased by 2.4% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three months ended March 31, 2022

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

The COVID-19 global pandemic and the Russian-Ukrainian war have had and continue to have disruptive and negative impacts, and in many cases severe disruptive and negative impacts, on markets worldwide. It is not known how long such impacts, or any future impacts of other significant events, will or would last, but there could be a prolonged period of global economic volatility or slowdown, which may adversely impact Grant Park. Therefore, Grant Park could lose money over short periods due to short-term volatility or market movements and over longer periods during more prolonged market downturns.  During a general market downturn, multiple asset classes may be negatively affected. Changes in market conditions and interest rates can have the same impact on all types of securities and instruments. In times of severe market disruptions, investors could lose their entire investment.

Key trading developments for Grant Park during the first three months of 2022 included the following:

January. Grant Park recorded gains during the month. Class A units were up 2.36%, Class B units were up 2.31%, Legacy 1 Class units were up 2.55%, Legacy 2 Class units were up 2.53%, Global 1 Class units were up 2.59%, Global 2 Class units were up 2.57% and Global 3 Class units were up 2.43%. Grant Park performance was positive. Performance in the agriculturals sector was positive, led by positions in cotton, soybeans and corn. Positive performance in energies was driven by positions in crude oil, brent oil and heating oil. The equities sector performance was positive, led by positions in the Russell 2000 and S&P 500 indices. Positive fixed income performance was driven by positions in U.K. gilts, German bunds and Eurodollars. Currencies sector performance was flat. Negative performance in metals was driven by positions in gold, copper and platinum.

February. Grant Park recorded gains during the month. Class A units were up 0.87%, Class B units were up 0.83%, Legacy 1 Class units were up 1.05%, Legacy 2 Class units were up 1.03%, Global 1 Class units were up 1.10%, Global 2 Class units were up 1.08% and Global 3 Class units were up 0.94%. Grant Park performance was positive. The metals sector had positive performance driven by gold and nickel. Positive performance in energies was driven by positions in crude oil, brent oil and heating oil. Positive fixed income performance was driven by positions in German bunds, U.K. gilts and U.S. Treasury Bonds. Performance in the agriculturals sector was positive, led by positions in corn and soybeans. Currencies sector performance was negative, led by positions in the euro, British pound, Australian dollar and New Zealand dollar. Negative performance in equities was driven by the DJ Euro Stoxx Banks Index and the DJ Stoxx 600 Automobiles and Parts Index.

March. Grant Park recorded gains during the month. Class A units were up 2.37%, Class B units were up 2.31%, Legacy 1 Class units were up 2.53%, Legacy 2 Class units were up 2.51%, Global 1 Class units were up 2.56% and Global 2 Class units were up 2.55%. Grant Park’s performance was positive for March. Positive performance in energies was driven by positions in crude oil, heating oil and brent oil. The metals sector had positive performance driven by nickel, gold and zinc. Positive currencies performance was driven by positions in the Japanese yen and the euro. Performance in the agriculturals sector was positive, led by positions in cotton, corn, canola and wheat. The fixed income sector performance was negative, where prices in UK gilts, U.S. Treasury bonds and U.S. Treasury 10-year Notes moved against Grant Park’s positions. Negative performance in equities was driven by the DJ Euro Stoxx Banks Index and the DJ Stoxx 600 Automobiles and Parts Index.

Three months ended March 31, 2021

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of March 31, 2022 and December 31, 2021 and the trading gains/losses by market category for the three months ended March 31, 2022 and the year ended December 31, 2021. All open position trading risk exposures of Grant Park, except for the swap transactions, have been included in calculating the figures set forth below. As of March 31, 2022, Grant Park’s net asset value was approximately $41.8 million. As of December 31, 2021, Grant Park’s net asset value was approximately $40.6 million.

	March 31, 2022
Market Sector	Value at Risk*	Trading Gain/(Loss)

Agriculturals/soft commodities/meats	0.3%	1.9%
Interest rates	0.3	2.3
Metals	0.2	2.0
Currencies	0.1	0.5
Energy	0.1	3.9
Stock indices	0.1	(0.5)
Aggregate/Total	0.6%	10.1%

	December 31, 2021
Market Sector	Value at Risk*	Trading Gain/(Loss)

Agriculturals/soft commodities/meats	0.4%	5.7%
Currencies & Forward currency contracts	0.3	0.2
Stock indices	0.3	1.9
Interest rates	0.2	(1.1)
Metals	0.2	(0.7)
Energy	0.1	6.5
Aggregate/Total	0.7%	12.5%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of March 31, 2022, by market sector.

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

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of March 31, 2022.

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

The general partner monitors Grant Park’s performance and the concentration of its open positions and consults with the trading advisors concerning Grant Park’s overall risk profile. If the general partner felt it necessary to do so, the general partner could require the trading advisors to close out individual positions as well as enter positions traded on behalf of Grant Park. However, any intervention would be a highly unusual event. Approximately 10% to 20% of Grant Park’s assets may be deposited with over-the-counter counterparties in order to initiate and maintain swap contracts. The general partner primarily relies on the trading advisors’ own risk control policies while maintaining a general supervisory overview of Grant Park’s market risk exposures. The trading advisors apply their own risk management policies to their trading. The trading advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The trading advisors’ research of risk management often suggests ongoing modifications to their trading programs.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There are no Grant Park units authorized for issuance under equity compensation plans. There have been no sales of unregistered securities of Grant Park during the quarter ended March 31, 2022. In addition, Grant Park did not repurchase any units under a formal repurchase plan. All Grant Park unit redemptions were in the ordinary course of business during the quarter ended March 31, 2022. There have not been any purchases of units by Grant Park or any affiliated purchasers during the quarter ended March 31, 2022.

Item 6.  Exhibits

(a)Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: May 16, 2022	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)