Form 10-Q
period 2022-06-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2022-08-15
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED June 30, 2022

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Equity in brokers' trading accounts:
Cash	$3,733,557	$6,456,079
Net unrealized gain (loss) on open futures contracts	458,218	223,952
Net unrealized gain (loss) on open swap contracts	—	(591,631)
Total equity in brokers' trading accounts	4,191,775	6,088,400
Cash and cash equivalents	2,982,743	1,625,095
Securities owned, at fair value (cost $35,447,740 and $33,750,835, respectively)	34,588,813	33,527,220
Total assets	$41,763,331	$41,240,715
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$208,534	$204,257
Accrued incentive fees	212,668	52,976
Organization and offering costs payable	9,725	9,666
Accrued operating expenses	8,651	8,576
Redemptions payable to limited partners	167,095	327,726
Interest and other liabilities	5,000	2,542
Total liabilities	611,673	605,743
Partners' Capital (Net Asset Value)
General Partner
Class A (231.29 units outstanding at both June 30, 2022 and December 31, 2021)	234,514	219,938
Legacy 2 Class (250.67 units outstanding at both June 30, 2022 and December 31, 2021)	216,463	201,205

Limited Partners
Class A (3,631.49 and 3,693.06 units outstanding at June 30, 2022 and December 31, 2021, respectively)	3,682,027	3,511,712
Class B (30,298.04 and 32,133.85 units outstanding at June 30, 2022 and December 31, 2021, respectively)	24,460,460	24,400,348
Legacy 1 Class (427.56 and 452.87 units outstanding at June 30, 2022 and December 31, 2021, respectively)	382,353	375,993
Legacy 2 Class (140.55 units outstanding at both June 30, 2022 and December 31, 2021)	121,366	112,811
Global 1 Class (12,822.35 and 13,558.40 units outstanding at June 30, 2022 and December 31, 2021, respectively)	11,671,807	11,430,041
Global 2 Class (433.37 and 457.53 units outstanding at June 30, 2022 and December 31, 2021, respectively)	382,668	374,595
Global 3 Class (0.00 and 12.62 units outstanding at June 30, 2022 and December 31, 2021, respectively)	—	8,329
Total partners' capital (net asset value)	41,151,658	40,634,972
Total liabilities and partners' capital (net asset value)	$41,763,331	$41,240,715

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

June 30, 2022

(Unaudited)

Futures Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts*
U.S. Futures Positions:
Agriculturals	$(98,951)	(0.24)%	$(76)	—%	$(99,027)	(0.24)%
Currencies	(106,914)	(0.26)%	201,282	0.49%	94,368	0.23%
Energy	(312,266)	(0.76)%	136,413	0.33%	(175,853)	(0.43)%
Interest rates	142,041	0.34%	(170,426)	(0.41)%	(28,385)	(0.07)%
Meats	—	—%	85	—%	85	—%
Metals	(9,720)	(0.02)%	229,090	0.55%	219,370	0.53%
Soft commodities	(12,593)	(0.03)%	86,120	0.21%	73,527	0.18%
Stock indices	(19,267)	(0.05)%	108,062	0.26%	88,795	0.21%
Total U.S. Futures Positions	(417,670)		590,550		172,880

Foreign Futures Positions:
Agriculturals	(12,586)	(0.03)%	222	—%	(12,364)	(0.03)%
Energy	(68,763)	(0.17)%	66,970	0.16%	(1,793)	—%
Interest rates	108,698	0.26%	43,780	0.11%	152,478	0.37%
Metals	(565,363)	(1.37)%	636,560	1.54%	71,197	0.17%
Soft commodities	135	—%	7,723	0.02%	7,858	0.02%
Stock indices	(23,337)	(0.05)%	91,299	0.22%	67,962	0.17%
Total Foreign Futures Positions	(561,216)		846,554		285,338
Total Futures Contracts	$(978,886)	(2.38)%	$1,437,104	3.49%	$458,218	1.11%
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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2022

(Unaudited)

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$4,796,000	11/3/2023-4/11/2025	Federal Farm Credit Banks, 0.2%-1.0% **	$4,794,566	11.65%
3,000,000	8/26/2024	Federal Home Loan Banks, 0.5%	3,005,209	7.30%
3,000,000	9/30/2024	Federal Home Loan Banks, 0.5%	3,003,792	7.30%
9,200,000	4/15/2024-5/19/2025	Other Federal Home Loan Banks, 0.4%-1.0% **	9,213,928	22.39%
2,000,000	12/15/2023	Federal National Mortgage Assoc., 0.3%	2,000,284	4.86%
	Total U.S. Government-sponsored enterprises (cost $21,986,587)		$22,017,779	53.50%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$4,000,000	9/15/2022-2/23/2023	U.S. Treasury bills, 0.2%-1.2% **	$3,991,415	9.70%
2,000,000	5/31/2023	U.S. Treasury note, 0.2%	1,998,665	4.86%
	Total U.S. Government securities (cost $5,981,039)		$5,990,080	14.56%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
305,400	U.S. Exchange-traded funds (cost $7,480,114) **	$6,580,954	15.99%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $35,447,740)	$34,588,813	84.05%

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

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(Unaudited)		(Unaudited)
Net trading gains (losses)
Net gain (loss) from futures trading
Realized	$2,444,080	$3,027,117	$5,603,649	$6,523,246
Change in unrealized	(756,173)	(591,508)	234,266	(1,448,288)
Commissions	(159,562)	(171,534)	(305,126)	(341,351)
Net gains (losses) from futures trading	1,528,345	2,264,075	5,532,789	4,733,607

Net gain (loss) from forward currency trading
Realized	—	(55,454)	—	22,721
Change in unrealized	—	(167,234)	—	63,929
Commissions	—	(1,292)	—	(2,576)
Net gains (losses) from forward currency trading	—	(223,980)	—	84,074

Net gain (loss) from swap trading
Realized	—	—	(922,129)	—
Change in unrealized	—	112,775	591,631	843,576
Net gains (losses) from swap trading	—	112,775	(330,498)	843,576

Net gain (loss) from securities
Realized	—	—	(8,569)	27,807
Change in unrealized	(394,920)	73,383	(645,537)	57,684
Net gains (losses) from securities	(394,920)	73,383	(654,106)	85,491

Net trading gains (losses)	1,133,425	2,226,253	4,548,185	5,746,748

Net investment income (loss)
Income
Interest income	40,317	8,753	60,385	47,022
Dividend income	64,859	52,083	113,790	102,034
Total income	105,176	60,836	174,175	149,056
Expenses from operations
Brokerage charge	515,142	557,002	993,754	1,109,560
Incentive fees	212,668	308,823	801,008	732,146
Organizational and offering costs	29,915	33,481	58,523	66,726
Operating expenses	26,594	29,553	51,994	58,838
Custody fees and other expenses	26,248	26,430	51,105	52,544
Total expenses	810,567	955,289	1,956,384	2,019,814
Net investment loss	$(705,391)	$(894,453)	$(1,782,209)	$(1,870,758)
Net income (loss)	$428,034	$1,331,800	$2,765,976	$3,875,990

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations (continued)

(Unaudited)

	Three Months ended June 30, 2022
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units *
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$8.86	$5.92	$12.17	$11.23	$13.50	$12.55	$—

Weighted average number of units outstanding	3,862.78	30,722.62	440.22	391.22	12,924.45	433.37	—

	Three Months Ended June 30, 2021
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$25.80	$19.39	$26.17	$24.87	$27.55	$26.33	$19.03

Weighted average number of units outstanding	3,964.61	36,183.26	471.40	403.68	14,578.61	719.25	12.62

*Global 3 Class units closed effective as of February 28, 2022. The information presented for Global 3 Class units is for the two months ended February 28, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations (continued)

(Unaudited)

	Six Months ended June 30, 2022
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units *
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$63.02	$47.99	$64.01	$60.87	$67.25	$64.26	$22.36

Weighted average number of units outstanding	3,880.37	31,211.36	445.64	391.22	13,129.25	442.10	6.31

	Six Months Ended June 30, 2021
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units

Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$76.77	$59.03	$71.83	$68.68	$74.73	$71.78	$55.46

Weighted average number of units outstanding	3,991.73	37,187.38	474.71	403.68	14,979.35	735.76	12.62

*Global 3 Class units closed effective as of February 28, 2022. The information presented for Global 3 Class units is for the two months ended February 28, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Six Months Ended June 30, 2022

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount
Partners’ capital,
December 31, 2021	231.29	$219,938	3,693.06	$3,511,712	—	$—	32,133.85	$24,400,348	—	$—	452.87	$375,993	250.67	$201,205	140.55	$112,811
Redemptions	—	—	(61.57)	(60,450)	—	—	(807.80)	(635,511)	—	—	—	—	—	—	—	—
Net income (loss)	—	12,527	—	198,587	—	—	—	1,340,249	—	—	—	23,478	—	12,444	—	6,977
Partners’ capital,
March 31, 2022	231.29	$232,465	3,631.49	$3,649,849	—	$—	31,326.05	$25,105,086	—	$—	452.87	$399,471	250.67	$213,649	140.55	$119,788
Redemptions	—	—	—	—	—	—	(1,028.01)	(844,094)	—	—	(25.31)	(22,881)	—	—	—	—
Net income (loss)	—	2,049	—	32,178	—	—	—	199,468	—	—	—	5,763	—	2,814	—	1,578
Partners’ capital,
June 30, 2022	231.29	$234,514	3,631.49	$3,682,027	—	$—	30,298.04	$24,460,460	—	$—	427.56	$382,353	250.67	$216,463	140.55	$121,366

Net asset value per General Partner and Limited Partner unit at December 31, 2021		$950.90				$759.34				$830.25				$802.66

Net asset value per General Partner and Limited Partner unit at March 31, 2022		$1,005.06				$801.41				$882.09				$852.30

Net asset value per General Partner and Limited Partner unit at June 30, 2022		$1,013.92				$807.33				$894.26				$863.53

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Six Months Ended June 30, 2022

(Unaudited)

	Global 1 Class				Global 2 Class				Global 3 Class *
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2021	—	$—	13,558.40	$11,430,041	—	$—	457.53	$374,595	—	$—	12.62	$8,329	$40,634,972
Redemptions	—	—	(506.96)	(445,852)	—	—	(24.16)	(20,779)	—	—	(12.62)	(8,611)	(1,171,203)
Net income (loss)	—	—	—	719,984	—	—	—	23,414	—	—	—	282	2,337,942
Partners’ capital,
March 31, 2022	—	$—	13,051.44	$11,704,173	—	$—	433.37	$377,230	—	$—	—	$—	$41,801,711
Redemptions	—	—	(229.09)	(211,112)	—	—	—	—	—	—	—	—	(1,078,087)
Net income (loss)	—	—	—	178,746	—	—	—	5,438	—	—	—	—	428,034
Partners’ capital,
June 30, 2022	—	$—	12,822.35	$11,671,807	—	$—	433.37	$382,668	—	$—	—	$—	$41,151,658

Net asset value per General Partner and Limited Partner unit at December 31, 2021		$843.02				$818.74				$659.82

Net asset value per General Partner and Limited Partner unit at March 31, 2022		$896.77				$870.45				$0.00

Net asset value per General Partner and Limited Partner unit at June 30, 2022		$910.27				$883.00				$0.00

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

GP 1, LLC (“GP 1”)          GP 5, LLC (“GP 5”)          GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”)          GP 8, LLC (“GP 8”)

GP 4, LLC (“GP 4”)          GP 9, LLC (“GP 9”)

There were no assets allocated to GP 1, GP 5 and GP 9 as of June 30, 2022 and GP 1 and GP 9 as of December 31, 2021.

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

The Partnership follows the provisions of ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed. As of June 30, 2022, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2018.

Organization and offering costs: The General Partner has incurred all expenses in connection with the organization and the continuous public offering of partnership interests and is reimbursed by the Partnership. In addition, the General Partner continues to compensate wholesalers for services rendered to certain Limited Partners. This reimbursement is made monthly and the reimbursement amounts are listed by class in Note 5. In no event, however, will the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any prior year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the organization and the continuous public offering expenses are charged to expense from operations at the time of reimbursement or accrual. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. The Partnership is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. As of June 30, 2022, unreimbursed organization and offering costs incurred by the General Partner were approximately $45,000 and may be reimbursed by the Partnership in the future.

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

Changes in the value of the swap agreements are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. The final exchange amount based on the swap value at the termination of the swap agreement will be recorded as a realized gain or loss in the consolidated statement of operations. Through its Trading Companies, the Partnership entered into a total return swap with Deutsche Bank AG. The Partnership maintained cash as collateral to secure its obligations under the swap. The swap was effective July 1, 2015 and had a termination date of June 30, 2025 and was terminated effective March 9, 2022. As of June 30, 2022 and December 31, 2021, the notional value of the swap was $0 and $8,049,187, respectively, and the cash margin balance was $0 and $2,246,500, respectively, which is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the periods ended June 30, 2022 and 2021, substantially all investments were highly liquid in Level 1 or 2 of the fair value hierarchy as shown in Note 2, all investments are carried at fair value, the Partnership carried no debt, and the statements of changes in partners’ capital (net asset value) is presented.

Reclassification: Certain amounts in the 2021 consolidated financial statements have been reclassified to conform with the 2022 presentation.

Recent accounting pronouncements: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. ASU 2020-04 has not had a significant impact on the Partnership’s consolidated financial statements and disclosures. The Partnership did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2022.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Interim financial statements: The consolidated financial statements included herein were prepared without audit according to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2022:

Assets and Liabilities	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$458,218	$—	$—	$458,218
Securities owned
U.S. Government-sponsored enterprises	—	22,017,779	—	22,017,779
U.S. Government securities	—	5,990,080	—	5,990,080
U.S. Exchange-traded funds	6,580,954	—	—	6,580,954
Total	$7,039,172	$28,007,859	$—	$35,047,031

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the six months ended June 30, 2022 and year ended December 31, 2021.

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

Note 4. Commodity Trading Advisors and Reference Traders

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors or through swap transactions based on reference programs of such advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. As of June 30, 2022, the commodity trading advisors are EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP (“Episteme”), Quantica Capital AG (“Quantica”) and Sterling Partners Quantitative Investments LLC (“Sterling”) (collectively, the “Advisors”). The Partnership obtained the equivalent of net profits or net losses generated by H2O AM LLP (“H2O”) and as a reference trader (“Reference Trader”) through an off-exchange swap transaction and did not allocate assets to H2O directly. The swap was terminated effective March 9, 2022. The Advisors and Reference Trader are paid a quarterly consulting fee, directly or through swap transactions, ranging from 0.2 percent to 1 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee, directly or through swap transactions, ranging from 0 percent to 20 percent of the new trading profits on the allocated net assets of the Advisor or Reference Trader.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $515,142 and $993,754, respectively for the three and six months ended June 30, 2022 and $557,002 and $1,109,560, respectively, for the three and six months ended June 30, 2021, are shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $29,915 and $58,523, respectively, for the three and six months ended June 30, 2022 and $33,481 and $66,726, respectively, for the three and six months ended June 30, 2021, are shown on the consolidated statements of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed, at the General Partner’s discretion, pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $26,594 and $51,994, respectively, for the three and six months ended June 30, 2022 and $29,553 and $58,838, respectively, for the three and six months ended June 30, 2021, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the General Partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, purchased a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership. The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period. For the three and six months ended June 30, 2022, EMC was paid approximately $28,900 and $55,200, respectively, in consulting fees and $34,100 and $473,200, respectively, in incentive fees. For the three and six months ended June 30,

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

2021, EMC was paid approximately $23,200 and $45,400, respectively, in consulting fees and $12,300 and $57,700, respectively, in incentive fees.

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

Note 7. Financial Highlights

The following financial highlights and per unit performance reflect activity related to the Partnership. The following per unit performance calculations reflect activity related to the Partnership for the three and six months ended June 30, 2022 and 2021. Total return is based on the change in value during the period of a theoretical investment made by a limited partner at the beginning of each calendar month during the period and is not annualized. The expense ratios below are computed based upon the weighted average net assets of the Limited Partners for the three and six months ended June 30, 2022 and 2021 (annualized). Individual limited partners’ ratios may vary from these ratios based on various factors, including but not limited to the timing of capital transactions.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months ended June 30, 2022
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units *
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,005.06	$801.41	$882.09	$852.30	$896.77	$870.45	$—
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	26.96	21.69	23.83	22.83	24.08	23.30	—
Net investment loss (1)	(18.10)	(15.77)	(11.66)	(11.60)	(10.58)	(10.75)	—
Total income (loss) from operations	8.86	5.92	12.17	11.23	13.50	12.55	—
Net asset value per unit at end of period	$1,013.92	$807.33	$894.26	$863.53	$910.27	$883.00	$—

Total Return	0.88%	0.74%	1.38%	1.32%	1.51%	1.44%	—%

Ratios as a percentage of average net assets
Expenses prior to incentive fees (2)	6.17%	6.87%	3.88%	4.10%	3.29%	3.54%	—%
Incentive fees (3)	0.48%	0.47%	0.58%	0.56%	0.59%	0.58%	—%
Total expenses	6.65%	7.34%	4.46%	4.66%	3.88%	4.12%	—%
Net investment loss (2) (4)	(5.17)%	(5.86)%	(2.87)%	(3.09)%	(2.29)%	(2.54)%	—%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30, 2021
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$951.78	$761.41	$818.29	$792.50	$827.68	$805.25	$656.70
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (2)	45.33	36.58	38.92	37.56	39.54	38.86	31.15
Net investment loss (2)	(19.53)	(17.19)	(12.75)	(12.69)	(11.99)	(12.53)	(12.12)
Total income (loss) from operations	25.80	19.39	26.17	24.87	27.55	26.33	19.03
Net asset value per unit at end of period	$977.58	$780.80	$844.46	$817.37	$855.23	$831.58	$675.73

Total Return	2.71%	2.55%	3.20%	3.14%	3.33%	3.27%	2.90%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees (3)	6.03%	6.76%	3.67%	3.92%	3.13%	3.41%	5.15%
Incentive fees (4)	0.62%	0.64%	0.72%	0.70%	0.75%	0.79%	0.63%
Total expenses	6.65%	7.40%	4.39%	4.62%	3.88%	4.20%	5.78%
Net investment loss (3) (5)	(5.50)%	(6.23)%	(3.14)%	(3.39)%	(2.60)%	(2.88)%	(4.64)%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Six Months ended June 30, 2022
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units *
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$950.90	$759.34	$830.25	$802.66	$843.02	$818.74	$659.82
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading*	107.66	86.25	94.55	91.03	95.93	93.10	41.53
Net investment loss*	(44.64)	(38.26)	(30.54)	(30.16)	(28.68)	(28.84)	(19.17)
Total income (loss) from operations	63.02	47.99	64.01	60.87	67.25	64.26	22.36
Redemption							(682.18)
Net asset value per unit at end of period	$1,013.92	$807.33	$894.26	$863.53	$910.27	$883.00	$—

Total Return	6.63%	6.32%	7.71%	7.58%	7.98%	7.85%	3.39%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees (2)	6.02%	6.70%	3.75%	3.97%	3.18%	3.43%	5.16%
Incentive fees (3)	1.88%	1.88%	2.03%	2.00%	2.05%	2.04%	0.67%
Total expenses	7.90%	8.58%	5.78%	5.97%	5.23%	5.47%	5.83%
Net investment loss (2) (4)	(5.18)%	(5.86)%	(2.90)%	(3.13)%	(2.34)%	(2.59)%	(4.52)%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2021
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$900.81	$721.77	$772.63	$748.69	$780.50	$759.80	$620.27
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	116.00	93.29	99.62	96.32	101.14	98.61	79.78
Net investment loss (1)	(39.23)	(34.26)	(27.79)	(27.64)	(26.41)	(26.83)	(24.32)
Total income (loss) from operations	76.77	59.03	71.83	68.68	74.73	71.78	55.46
Net asset value per unit at end of period	$977.58	$780.80	$844.46	$817.37	$855.23	$831.58	$675.73

Total Return	8.52%	8.18%	9.30%	9.17%	9.58%	9.45%	8.94%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees (2)	6.03%	6.75%	3.67%	3.92%	3.13%	3.40%	5.13%
Incentive fees (3)	1.43%	1.45%	1.88%	1.84%	1.95%	1.96%	1.45%
Total expenses	7.46%	8.20%	5.55%	5.76%	5.08%	5.36%	6.58%
Net investment loss (2) (4)	(5.38)%	(6.09)%	(3.03)%	(3.28)%	(2.48)%	(2.75)%	(4.51)%

(1)	Global 3 Class units were closed effective February 28, 2022. The per unit performance activity and expense ratios for the Global 3 Class units is for the two months ended February 28, 2022.
(2)	Net investment loss per unit is calculated by dividing the expenses net of interest income by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(3)	Annualized.
(4)	Not annualized.
(5)	Excludes incentive fee.

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

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs, interbank market makers and swap counterparties at June 30, 2022 and December 31, 2021 was $3,733,557 and $6,456,079, respectively, which was 9.07% and 15.89% of the net asset value, respectively, and is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

For the three and six months ended June 30, 2022, the monthly average number of futures contracts bought and sold was 3,869 and 3,712, respectively, and there were no forward contracts bought or sold. For the three and six months ended June 30, 2021, the monthly average number of futures contracts bought and sold was 5,978 and 5,112, respectively, and the monthly average number of forward contracts bought and sold was 160 and 117, respectively. There were no swap contracts bought or sold during the three months ended June 30, 2022 and 2021 and there was one swap contract terminated during the six months ended June 30, 2022 and no swap contracts were bought or sold during the six months ended June 30, 2021. The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments at June 30, 2022 and December 31, 2021

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	June 30, 2022	June 30, 2022	Fair Value

Agriculturals contracts	Net Unrealized gain (loss) on open futures contracts	$63,478	$(174,869)	$(111,391)

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	244,090	(149,722)	94,368

Energy contracts	Net Unrealized gain (loss) on open futures contracts	313,674	(491,320)	(177,646)

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	504,065	(379,972)	124,093

Meats contracts	Net Unrealized gain (loss) on open futures contracts	10,510	(10,425)	85

Metals contracts	Net Unrealized gain (loss) on open futures contracts	865,650	(575,083)	290,567

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	108,868	(27,483)	81,385

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	211,985	(55,228)	156,757

		$2,322,320	$(1,864,102)	$458,218

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
	Condition Location	December 31, 2021	December 31, 2021	Fair Value

Agriculturals contracts	Net Unrealized gain (loss) on open futures contracts	$78,449	$(92,756)	$(14,307)

Currencies contracts	Net Unrealized gain (loss) on open futures contracts	82,177	(235,432)	(153,255)

Energy contracts	Net Unrealized gain (loss) on open futures contracts	51,769	(40,364)	11,405

Interest rates contracts	Net Unrealized gain (loss) on open futures contracts	347,549	(167,687)	179,862

Meats contracts	Net Unrealized gain (loss) on open futures contracts	12,651	(4,114)	8,537

Metals contracts	Net Unrealized gain (loss) on open futures contracts	228,905	(189,619)	39,286

Soft commodities contracts	Net Unrealized gain (loss) on open futures contracts	101,421	(24,286)	77,135

Stock indices contracts	Net Unrealized gain (loss) on open futures contracts	174,098	(98,809)	75,289

		$1,077,019	$(853,067)	$223,952

Swap contracts*	Net Unrealized gain (loss) on open swap contracts	$—	$(591,631)	$(591,631)

*At December 31, 2021, the sector exposure of the CTA index underlying the swap was:

Deutsche Bank total return swap, termination date June 30, 2025
Interest rate contracts	26%
Stock indices contracts	23%
Forward currency contracts	51%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021

		Three Months Ended		Six Months Ended
Type of Contract		June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Agriculturals contracts	Net gain (loss) from futures trading	$(502,266)	$827,829	$249,127	$1,188,967
Currencies contracts	Net gain (loss) from futures trading	795,245	166,269	1,002,953	(109,582)
Energy contracts	Net gain (loss) from futures trading	361,337	636,861	1,972,315	1,853,585
Interest rates contracts	Net gain (loss) from futures trading	887,238	328,245	1,831,134	417,860
Meats contracts	Net gain (loss) from futures trading	(140,849)	(70,061)	(211,770)	28,703
Metals contracts	Net gain (loss) from futures trading	169,924	233,042	997,787	214,067
Soft commodities contracts	Net gain (loss) from futures trading	(300,377)	326,508	(199,944)	708,244
Stock indices contracts	Net gain (loss) from futures trading	417,655	(13,084)	196,313	773,114
	Net gain (loss) from futures trading	1,687,907	2,435,609	5,837,915	5,074,958
Forward currency contracts	Net gain (loss) from forward currency trading	—	(222,688)	—	86,650
Swap contracts	Net gain (loss) from swap trading	—	112,775	(330,498)	843,576

Total		$1,687,907	$2,325,696	$5,507,417	$6,005,184

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Line Item in Consolidated Statements of Operations	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Net gain (loss) from futures trading
Realized	$2,444,080	$3,027,117	$5,603,649	$6,523,246
Change in unrealized	(756,173)	(591,508)	234,266	(1,448,288)
Total realized and change in unrealized net gain (loss) from futures trading	$1,687,907	$2,435,609	$5,837,915	$5,074,958

Net gain (loss) from forward currency trading
Realized	$—	$(55,454)	$—	$22,721
Change in unrealized	—	(167,234)	—	63,929
Total realized and change in unrealized net gain (loss) from forward currency trading	$—	$(222,688)	$—	$86,650

Net gain (loss) from swap trading
Realized	$—	$—	$(922,129)	$—
Change in unrealized	—	112,775	591,631	843,576
Total realized and change in unrealized net gain (loss) from swap trading	$—	$112,775	$(330,498)	$843,576

Total realized and change in unrealized net gain (loss) from futures, forward currency and swap trading	$1,687,907	$2,325,696	$5,507,417	$6,005,184

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition:

Offsetting of Derivative Assets

As of June 30, 2022

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$2,322,320	$(1,864,102)	$458,218

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Offsetting of Derivative Liabilities

As of June 30, 2022

Net Amount of
		Gross Amounts	Unrealized Gain
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$1,864,102	$(1,864,102)	$—

Derivative Assets and Liabilities and Collateral Received by Counterparty

As of June 30, 2022

		Gross Amounts Not Offset in the Consolidated
		Statements of Financial Condition
	Net Amount of
	Unrealized Gain/(Loss)
	Presented in
	the Consolidated
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Pledged	Net Amount

ADM Investor Services, Inc.	$328,693	$—	$—	$328,693
Rosenthal Collins Group Division of Marex Spectron	129,525	—	—	129,525
Total	$458,218	$—	$—	$458,218

Offsetting of Derivative Assets

As of December 31, 2021

			Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

U.S. and foreign futures contracts	$1,077,019	$(853,067)	$223,952
Swap contracts	—	(591,631)	(591,631)
Total derivatives	$1,077,019	$(1,444,698)	$(367,679)

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and six months ended June 30, 2022 and 2021, are set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total return – Class A Units	0.88%	2.71%	6.63%	8.52%
Total return – Class B Units	0.74%	2.55%	6.32%	8.18%
Total return – Legacy 1 Class Units	1.38%	3.20%	7.71%	9.30%
Total return – Legacy 2 Class Units	1.32%	3.14%	7.58%	9.17%
Total return – Global 1 Class Units	1.51%	3.33%	7.98%	9.58%
Total return – Global 2 Class Units	1.44%	3.27%	7.85%	9.45%
Total return – Global 3 Class Units *	—%	2.90%	3.39%	8.94%

*Global 3 Class units closed effective February 28, 2022. The information presented for Global 3 Class units is for the two months ended February 28, 2022.

Grant Park’s total net asset value at June 30, 2022 was approximately $41.2 million, at December 31, 2021 was approximately $40.6 million, and at June 30, 2021 was approximately $44.6 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding the swap transactions and securities, for the three and six months ended June 30, 2022 and 2021.

	% Gain (Loss)		% Gain (Loss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Agriculturals	(1.3)%	1.8%	0.5%	2.6%
Currencies	1.9	0.3	2.4	(0.3)
Energy	0.8	1.4	4.8	4.1
Interest rates	2.1	0.7	4.5	0.9
Meats	(0.3)	(0.2)	(0.5)	—
Metals	0.4	0.4	2.4	0.4
Soft commodities	(0.7)	0.7	(0.5)	1.5
Stock indices	1.0	—	0.5	1.7
Forward currency contracts	—	(0.5)	—	0.2

Total	3.9%	4.6%	14.1%	11.1%

Three months ended June 30, 2022 compared to three months ended June 30, 2021

For the three months ended June 30, 2022, Grant Park had a positive return of 0.9% for the Class A units, a positive return of 0.7% for the Class B units, a positive return of 1.4% for the Legacy 1 Class units, a positive return of

1.3% for the Legacy 2 Class units, a positive return of 1.5% for the Global 1 Class units, and a positive return of 1.4% for the Global 2 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 3.9% which were decreased by losses of 0.9% from securities and increased by gains of 0.3% from interest and dividend income. These trading gains were decreased by 2.3% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2021, Grant Park had a positive return of 2.7% for the Class A units, a positive return of 2.6% for the Class B units, a positive return of 3.2% for the Legacy 1 Class units, a positive return of 3.1% for the Legacy 2 Class units, a positive return of 3.3% for the Global 1 Class units, a positive return of 3.3% for the Global 2 Class units, and a positive return of 2.9% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 4.6% which were increased by gains of 0.4% from swap transactions and securities and increased by gains of 0.1% from interest and dividend income. These trading gains were decreased by 2.3% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

For the six months ended June 30, 2022, Grant Park had a positive return of 6.6% for the Class A units, a positive return of 6.3% for the Class B units, a positive return of 7.7% for the Legacy 1 Class units, a positive return of 7.6% for the Legacy 2 Class units, a positive return of 8.0% for the Global 1 Class units and a positive return of 7.9% for the Global 2 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 14.1% which were decreased by losses of 2.4% from swap transactions and securities and increased by gains of 0.4% from interest and dividend income. These trading gains were decreased by 5.2% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2021, Grant Park had a positive return of 8.5% for the Class A units, a positive return of 8.2% for the Class B units, a positive return of 9.3% for the Legacy 1 Class units, a positive return of 9.2% for the Legacy 2 Class units, a positive return of 9.6% for the Global 1 Class units, a positive return of 9.5% for the Global 2 Class units, and a positive return of 8.9% for the Global 3 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 11.1% which were increased by gains of 2.0% from swap transactions and securities and increased by gains of 0.2% from interest and dividend income. These trading gains were decreased by 4.7% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2022

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

Key trading developments for Grant Park during the first six months of 2022 included the following:

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

April. Grant Park recorded gains during the month. Class A units were up 3.31%, Class B units were up 3.26%, Legacy 1 Class units were up 3.49%, Legacy 2 Class units were up 3.47%, Global 1 Class units were up 3.53% and Global 2 Class units were up 3.51%. Grant Park’s April performance was positive. Positive performance in currencies was driven by positions in the Japanese yen, the euro and the British pound. Performance in the agriculturals sector was positive, led by positions in cotton, soybean oil, corn and canola. Fixed income sector performance was positive and driven by UK gilts, Eurodollars, German bunds and Euribor positions. Positive performance in energies was driven by positions in natural gas, crude oil and gasoline blendstock. Positive performance in equities was driven by positions in the S&P 500. Some gains were offset by negative performance in metals which was driven by positions in gold, lead and iron ore.

May. Grant Park recorded losses during the month. Class A units were down 1.13%, Class B units were down 1.18%, Legacy 1 Class units were down 0.96%, Legacy 2 Class units were down 0.98%, Global 1 Class units were down 0.91% and Global 2 Class units were down 0.93%. Grant Park’s May performance was negative. Negative performance in the agriculturals/soft commodities/meats sector was led by positions in corn, cotton, soybeans, sugar and soybean oil. Metals sector performance was negative, mainly due to positions in gold. Negative performance in currencies was driven by positions in the Japanese yen, the euro and the Canadian dollar. The interest rate sector performance was negative and driven by positions in Italian government bonds and eurodollars. Performance in the stock indices sector was flat. Positive performance in energies was driven by positions in gasoline blendstock, crude oil, gas oil and heating oil.

June. Grant Park recorded losses during the month. Class A units were down 1.23%, Class B units were down 1.28%, Legacy 1 Class units were down 1.09%, Legacy 2 Class units were down 1.11%, Global 1 Class units were down 1.05% and Global 2 Class units were down 1.07%. Grant Park’s June performance was negative. Performance in the agriculturals/soft commodities/meats sector was negative, led by positions in feeder cattle, canola, soybean oil, wheat and cotton. Negative energies sector performance was driven by positions in heating oil, gasoline blendstock, crude oil and natural gas. Metals sector performance was positive and led by positions in copper, silver and nickel. Performance in the interest rate sector was positive and was driven by positions in German bunds, UK gilts, Euribor, Eurodollars and Italian government bonds. Positive performance in the stock indices sector was driven by positions in the S&P 500 and Nasdaq indices. Performance in currencies was positive and was led by positions in the Japanese yen and the euro.

Six months ended June 30, 2021

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of June 30, 2022 and December 31, 2021 and the trading gains/losses by market category for the six months ended June 30, 2022 and the year ended December 31, 2021. All open position trading risk exposures of Grant Park, except for the swap transactions, have been included in calculating the figures set forth below. As of June 30, 2022, Grant Park’s net asset value was approximately $41.2 million. As of December 31, 2021, Grant Park’s net asset value was approximately $40.6 million.

	June 30, 2022
Market Sector	Value at Risk*	Trading Gain/(Loss)

Interest rates	0.4%	4.5%
Metals	0.4	2.4
Energy	0.3	4.8
Currencies	0.2	2.4
Stock indices	0.2	0.5
Agriculturals/soft commodities/meats	0.1	(0.5)
Aggregate/Total	0.7%	14.1%

	December 31, 2021
Market Sector	Value at Risk*	Trading Gain/(Loss)

Agriculturals/soft commodities/meats	0.4%	5.7%
Currencies & Forward currency contracts	0.3	0.2
Stock indices	0.3	1.9
Interest rates	0.2	(1.1)
Metals	0.2	(0.7)
Energy	0.1	6.5
Aggregate/Total	0.7%	12.5%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of June 30, 2022, by market sector.

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

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of June 30, 2022.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2021, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There are no Grant Park units authorized for issuance under equity compensation plans. There have been no sales of unregistered securities of Grant Park during the quarter ended June 30, 2022. In addition, Grant Park did not repurchase any units under a formal repurchase plan. All Grant Park unit redemptions were in the ordinary course of business during the quarter ended June 30, 2022. There have not been any purchases of units by Grant Park or any affiliated purchasers during the quarter ended June 30, 2022.

Item 6.  Exhibits

(a)Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: August 15, 2022	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)