Form 10-K
period 2022-12-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2023-03-31
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

The Registrant has no voting stock. As of February 28, 2023, there were 3,768.76 Class A Units, 27,238.08 Class B Units, 427.56 Legacy 1 Class Units, 391.22 Legacy 2 Class Units, 12,293.67 Global Alternative Markets 1 Class Units, 348.99 Global Alternative Markets 2 Class Units, and 0.00 Global Alternative Markets 3 Class Units issued and outstanding.

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

GP 1, LLC (“GP 1”) GP 4, LLC (“GP 4”)GP 8, LLC (“GP 8”) GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”) GP 5, LLC (“GP 5”)GP 9, LLC (“GP 9”)

There were no assets allocated to GP 1, GP 5 and GP 9 as of December 31, 2022 and GP 1 and GP 9 as of December 31, 2021.

Through their respective Trading Companies, EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP (“Episteme”), Quantica Capital AG (“Quantica”) and Sterling Partners Quantitative Investments LLC (“Sterling”), (collectively, the “Advisors”), served as Grant Park’s commodity trading advisors at December 31, 2022. Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of December 31, 2022, the general partner allocated between 1% to 35% of Grant Park’s net assets through the respective Trading Companies among its trading advisors EMC, Episteme, Quantica and Sterling. No more than 35% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor or reference trader. The general partner may terminate or replace the trading advisors and/or enter into swap transactions related to the performance of reference traders or retain additional trading advisors in its sole discretion. Grant Park utilizes ADM Investor Services, Inc. and Rosenthal Collins Group Division of Marex Spectron as its clearing brokers. The general partner may retain additional or substitute clearing brokers for Grant Park in its sole discretion.

As of December 31, 2022, Grant Park had a net asset value of approximately $37.4 million and 1,549 limited partners. As of the close of business on December 31, 2022, the net asset value per unit of the Class A units was $974.07, the net asset value per unit of the Class B units was $773.14, the net asset value per unit of the Legacy 1 Class units was $868.22, the net asset value per unit of the Legacy 2 Class units was $837.46, the net asset value per unit of the Global 1 Class units was $885.97 and the net asset value per unit of the Global 2 Class units was $858.49. As previously disclosed and described in Grant Park’s prospectus, all Global 3 Class units have either been exchanged to Global 1 Class units or fully redeemed. As a result, the Global 3 Class is closed effective February 28, 2022. The GP Class was established December 31, 2022 as a non-earning equity general partner class for accounting purposes only (see Note 5 to the consolidated financial statements).

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

Grant Park’s performance, trading activities, operating results, financial condition and net asset value could be negatively impacted by a number of risks and uncertainties, including, but not limited to those outlined below, which the general partner considers the most significant risks that may affect the value of an investment in Grant Park. Investors should also refer to the other information included in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Grant Park’s consolidated financial statements and related notes for the year ended December 31, 2022, as well as information incorporated by reference herein, for further information regarding Grant Park.

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

Commodity interest markets and contracts are highly volatile and are subject to rapid and substantial fluctuations that may frequently occur. Consequently, investors could lose all or substantially all of their investment in Grant Park if Grant Park’s trading positions are or become unprofitable. The profitability of Grant Park depends primarily on the ability of Grant Park’s trading advisors or reference traders to forecast these fluctuations accurately. Price movements for commodity interests are influenced by, among other things:

●	changes in interest rates;
●	governmental, agricultural, trade, fiscal, monetary and exchange control programs and policies;
●	disruptions and uncertainty in connection with global events including Russia’s invasion of the Ukraine and COVID-19 and other large-scale diseases or illnesses;
●	weather and climate conditions;
●	changes in supply and demand;
●	money supply policies, liquidity and access to capital;
●	changes in balances of payments and trade;
●	U.S. and international rates of inflation or deflation;
●	exchange rates, currency valuations, devaluations and revaluations;
●	U.S. and international political and economic events and uncertainty; and
●	changes in investor expectations and emotions of market participants.

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

Investors should not rely for investment or predictive purposes on the past performance history of either Grant Park, the general partner or any of the trading advisors or reference traders. Likewise, investors should not assume that any trading advisor’s or reference trader’s future trading decisions will be profitable, avoid substantial losses or result in performance comparable to that trading advisor’s or reference trader’s past performance. Trading advisors or reference traders may alter their strategies from time to time, and their performance results in the future may materially differ from their prior trading experience. Moreover, technical analysis employed by the trading advisors or reference traders may not take into account the effect of economic or market forces or events that may cause losses to Grant Park. Furthermore, the general partner, in its discretion, may terminate any trading advisors or swap arrangements incorporating new reference traders, add new trading advisors or change the allocation of assets among trading advisors or reference traders, any one of which could cause a substantial change in Grant Park’s future performance relative to past results.

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

Grant Park may be affected by COVID-19.

The outbreak of novel coronavirus known as COVID-19 in December 2019 has had significant and unprecedented adverse effects on the global economy, including (1) closures or cancellations of, or reductions in, productions or operations in affected areas, (2) mandatory quarantines and other restrictions on movement, transportation, or travel, (3) decrease in demand for certain products or services, (4) disruptions to supply chain and other logistical networks, and (5) record surges in unemployment. Companies with operations, productions, offices, and/or personnel in (or other exposure to) areas particularly affected with the virus may experience significant disruptions to, or complete failures and bankruptcies of, their business. Additionally, the outbreak of COVID-19 has contributed to, and may continue to contribute to, substantial volatility in financial markets, including changes in interest rates and unprecedented drops in certain financial markets. The impact of a public health crisis such as COVID-19 (or any future pandemic, epidemic or outbreak of a contagious disease) is difficult to predict, which presents material uncertainty and risk with respect to Grant Park's performance. The extent to which COVID-19 mat affect the general partner's and/or Grant Park's operations and results will depend on future developments, both within and outside the United States, which are highly uncertain and cannot be predicted, including new information that may emerge concerning ongoing severity of COVID-19, emergence of new strains and actions taken to contain COVID-19, among others. These events could negatively affect the value and liquidity of Grant Park's investments due to the interconnected nature of the global economy and capital markets.

Grant Park may be affected by the Russian Invasion of Ukraine.

In February 2022, Russia mobilized and commenced military operations in Ukraine resulting in a large scale conflict within the country and the surrounding border regions. The continued effects, scale and impact of this conflict on Ukraine, Russia, the United States, and the rest of the world is highly uncertain and cannot be predicted. The United States, several European countries and other global leaders have announced economic sanctions against Russia and it is unclear whether further sanctions and/or military responses will be implemented. Additional effects on the global economy and trading markets resulting from the military operations and economic sanctions connected to the Russia-Ukraine conflict are uncertain and impossible to predict. Although Grant Park will not seek to invest in properties or securities located in Russia or Ukraine, these events could negatively affect the value and liquidity of Grant Park's investments due to the interconnected nature of the global economy and capital markets.

Grant Park may be subject to U.S. fiscal cliff risks.

The U.S. government has reached debt levels close to its maximum permitted debt ceiling under law. To the extent the U.S. budget is not adjusted appropriately, the debt ceiling could reach its maximum and there is no objective way to estimate the probabilities that the U.S. Congress could reach a deal to mitigate a failure of the U.S. government to meet its debt obligations, which, if such a failure occurred, could, among other things, push the U.S. into an economic recession and cause a reallocation of capital into asset class that could negatively impact Grant Park's investments. Government shutdowns may, and have resulted, from reaching maximum permitted debt ceilings, which may cause, among many other things: significant economic shocks to the U.S. and global economy (including adverse consequences to corporate and consumer spending and liquidity of capital markets); material concerns for companies contracting with the government (including, but not limited to, the government not being able to honor contracts, especially if the debt ceiling is not raised, or companies being forced to perform on contracts even if the government cannot timely play); and downgrades of the U.S. credit rating by Moody's and Fitch or other similar agencies. Actual as well as potential defaults and government shutdowns affect companies that are not directly dependent on government contracts through delays on regulatory filings and approvals, general deterioration of the economy, and broad uncertainty on the global banking system from a downgrade of the U.S. government's credit rating.

Grant Park may be affected by LIBOR transition and phaseout.

Interest rates for swap transactions or other derivative instruments in which Grant Park trades or invests might be subject to change to the extent that such rates are calculated using the London Interbank Offered Rate (“LIBOR”).

LIBOR has historically been the most widely used interest rate benchmark in the world, but the U.K. Financial Conduct Authority announced in 2017 that FCA would no longer sustain the publication of LIBOR as a reference rate by the end of 2021. LIBOR’s administrator plans to retire 3-, 6-, and 12-month U.S. dollar LIBOR in late June 2023. U.S. regulators have encouraged banks to transition away from LIBOR. LIBOR’s discontinuation poses various risks to parties to all financial instruments, including but not limited to derivatives, bonds, loans, mortgage-backed securities or collateralized loan obligations, that are linked to LIBOR or similar regional benchmark rates. Many financial transactions provide no contractual fallbacks, or the fallback provisions in place may not effectively cover LIBOR’s discontinuation.

Given the prevalent use of the LIBOR benchmark and risks to the financial system from its discontinuance, the State of New York and the European Union have recently adopted measures to address the problems facing “tough legacy” contracts, i.e., pre-existing contracts that reference LIBOR but do not provide for a viable fallback reference rate in the event of LIBOR’s cessation. Such measures seek to migrate certain contracts to their respective regulators’ recommended replacement benchmark, and thus to reduce the uncertainty and litigation risk surrounding LIBOR’s cessation. Other jurisdictions have adopted similar or other measures, but LIBOR transition nonetheless introduces the risk of potentially contentious disputes and litigation that could last for several years. Grant Park may need to renegotiate any agreements extending beyond June 30, 2023 and that utilize LIBOR as a factor in determining the interest rate, to replace LIBOR with the new reference rate that is established. The foregoing may have a materially adverse effect on Grant Park’s ability to engage in such transactions or utilize such instruments.

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

Grant Park may use total return swaps with Deutsche Bank AG to invest in customized indices designed to replicate the net returns of a trading advisor’s trading program. Each swap is linked to an index comprised of shares in segregated portfolios directed by a trading advisor selected by the general partner. It is possible that the underlying index in respect of the swap owned by a trading company may not fully track the performance of the relevant trading advisor program in respect of other accounts traded by such trading advisor. Further, the calculation of the underlying index for such swap includes a deduction for a fee payable to the swap counterparty. This deduction will mean that the return of such investment will be lower than would be the case if no fees were deducted.

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

There has been a dramatic increase over the past 40 years in the amount of assets managed by systematic and technical trading systems like that of the trading advisors and reference traders. Assets in managed futures, for example, have grown from approximately $300 million in 1980 to over $365 billion in December 2022 according to BarclayHedge. This results in increased trading competition among a larger number of market participants for transactions at favorable prices, which could operate to the detriment of Grant Park by preventing Grant Park from affecting transactions at desired prices. It may become more difficult for Grant Park to implement its trading strategies if other commodity trading advisors or reference traders using technical systems are, at the same time, also attempting to initiate or liquidate commodity interest positions.

Speculative position limits and daily price fluctuation limits may alter trading decisions for Grant Park.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions that any person may hold or control in certain exchange-traded derivatives. On November 12, 2020, the CFTC approved a final rule adopting new and amended spot month position limits for derivatives contracts associated with 25 physical commodities, and amended single-month and all-months-combined limits for most of the agricultural contracts subject to position limits on that date. Under the final rule, non-spot month position limits were not extended. Additionally, the CFTC adopted new and amended definitions for use throughout the position limits regulations, including a revised definition of “bona fide hedging transaction or position” that includes an expanded list of enumerated bona fide hedges and a new definition of “economically equivalent swaps.” The Commission also amended rules governing exchange-set position limit levels and related exchange exemptions and established a new process for non-enumerated bona fide hedging recognitions for purposes of position limits.

The final rule became effective on March 15, 2021. The final rule’s compliance date for speculative position limits on 16 non-legacy core futures contracts and on certain exchange-set speculative position limits was January 1, 2022. The compliance date for economically equivalent swaps as defined under the final rule and for eliminating certain previous risk management exemptions to position limits is January 1, 2023. On August 10, 2022, the CFTC extended prior relief from certain position aggregation requirements under the final rule and CFTC Reg. 150.4 until August 12, 2025.

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

Entities owned in part by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of Grant Park, Mr. Abdullah Mohammed Al Rayes, who is a principal of the general partner, and Mr. Patrick Meehan, the chief operating officer of the general partner and Mr. Fernando Benitez, executive vice president, product management of the general partner, hold a minority ownership interest in EMC Capital Advisors, LLC (“EMC”). Effective as of October 1, 2013, EMC Capital Management, Inc., one of Grant Park’s commodity trading advisors from January 1989 until September 2013, assigned its obligations, rights and interests to EMC, including the trading agreement under which it had previously traded on behalf of Grant Park and, accordingly, EMC became one of Grant Park’s commodity trading advisors.

As a result, Mr. Kavanagh, Mr. Al Rayes, Mr. Meehan and Mr. Benitez each indirectly own a minority interest in EMC, one of Grant Park’s commodity trading advisors. The relationship between the principals of the general partner and the principals of EMC may create a conflict of interest in that Mr. Kavanagh, Mr. Al Rayes, Mr. Meehan and Mr. Benitez may indirectly receive compensation based on the trading services EMC provides to Grant Park, and the general partner may therefore have a disincentive to terminate or replace EMC, even if termination or replacement is or may be in the best interest of Grant Park. The general partner limits the amount of consulting fees paid to EMC to no more than the aggregate dollar amount of consulting fees paid to EMC in 2014, which was $500,300. The consulting fee cap was based on a 10% allocation and EMC will not be paid more than $500,300 per year in consulting fees.

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

On December 16, 2015, the CFTC adopted margin requirements for non-cleared OTC derivatives executed by registered swap dealers or major swap participants for which no U.S. federal banking agency is a prudential regulator. On December 8, 2020, the CFTC adopted certain amendments to its margin requirements for uncleared swaps to revise the calculation method for determining whether certain entities come within the scope of initial margin requirements for uncleared swaps, beginning in the last phase of a phased compliance schedule, which started on September 1, 2022, and the timing for compliance with the initial margin requirements after the end of the phased compliance schedule. Although Grant Park is not directly subject to these margin requirements, to the extent that Grant Park enters into a non-cleared OTC derivatives transaction with a counterparty subject to such requirements, Grant Park will be indirectly affected since such counterparty will be required to collect margin from or post margin to, as applicable, Grant Park.

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

Procedures and rules that apply in the case of an audit of a partnership for taxable years beginning after December 31, 2017 generally provide that assessment and collection of additional income taxes will be made at the partnership level rather than at the partner level. As a result, any such income tax assessment would be borne by limited partners that own units of Grant Park at the time of such assessment, which may be different persons, or persons with different ownership percentages, than persons owning units for the tax year at issue.

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

Grant Park does not own or use any physical properties in the conduct of its business. Its assets currently consist of U.S. and international futures contracts and other interests in commodities, exchange-traded funds and fixed income products. Grant Park’s main office is located at 566 West Adams Street, Suite 300, Chicago, Illinois 60661.

ITEM 3.	LEGAL PROCEEDINGS

Grant Park is not a party to any pending material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for any of Grant Park’s units. All units may be transferred or redeemed subject to the conditions imposed by Grant Park’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”). As of February 28, 2023 there were 20 Class A unit holders, 1,045 Class B unit holders, 11

Legacy 1 Class unit holders, 6 Legacy 2 Class unit holders, 432 Global 1 Class unit holders, 12 Global 2 Class unit holders, 0 Global 3 Class unit holders, and 3,768.76 Class A units, 27,238.08 Class B units, 427.56 Legacy 1 Class units, 391.22 Legacy 2 Class units, 12,293.67 Global 1 Class units, 348.99 Global 2 Class units and 0.00 Global 3 Class units outstanding. The GP Class was established December 31, 2022 as a non-earning equity general partner class for accounting purposes only.

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

Issuer Purchases of Equity Securities

There are no Grant Park units authorized for issuance under any equity compensation plans. There have been no sales of unregistered securities of Grant Park during the quarter ended December 31, 2022. In addition, Grant Park did not repurchase any units under a formal repurchase plan. All Grant Park unit redemptions were in the ordinary course of business during the quarter ended December 31, 2022.  There have not been any purchases of units by Grant Park or any affiliated purchasers during the quarter ended December 31, 2022.

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

Critical Accounting Policies

Grant Park’s most significant accounting policy is the valuation of its assets invested in U.S. and international futures and forward contracts, options contracts, swap transactions, other interests in commodities, mutual funds, exchange-traded funds and fixed income products. The majority of these investments are exchange-traded contracts, valued based upon exchange settlement prices. The remainder of its investments are non-exchange-traded contracts with valuation of those investments based on quoted forward spot prices, swap transactions with the valuation based on daily price reporting from the swap counterparty, and fixed income products, including U.S. Government securities, securities of U.S. Government-sponsored enterprises, corporate bonds and commercial paper, which are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market or are valued using current market quotations provided by an independent external pricing source to determine fair value. With the valuation of the investments easily obtained, there is little or no judgment or uncertainty involved in the valuation of investments, and accordingly, it is unlikely that materially different amounts would be reported under different conditions using different but reasonably plausible assumptions.

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

Valuation of Financial Instruments

Grant Park follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 820, Fair Value Measurements and Disclosures. Grant Park utilizes valuation techniques that are consistent with the market approach per the requirement of ASC 820 for the valuation of futures (exchange traded) contracts, forward (non-exchange traded) contracts, option contracts, swap transactions, other interests in commodities, mutual funds, exchange-traded funds and fixed income products. FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Grant Park records all investments at fair value in the financial statements. Changes in fair value from the prior period are recorded as unrealized gain or losses and are reported in the consolidated statement of operations. Fair value of exchange-traded futures contracts, options on futures contracts and exchange-traded funds are based upon exchange settlement prices. Grant Park values forward contracts and options on forward contracts based on the average bid and ask price of quoted forward spot prices obtained. U.S. Government securities, securities of U.S. Government-sponsored enterprises, corporate bonds and commercial paper are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market. Grant Park compares market prices quoted by dealers to the cost plus accrued interest to ensure a reasonable approximation of fair value. Grant Park values bank deposits at face value plus accrued interest, which approximates fair value. The investment in total returns swap is reported at fair value based on daily price reporting from the swap counterparty which uses exchange prices to value most futures positions and the remaining positions are valued using proprietary pricing models of the counterparty.

Results of Operations

The results of operations for the year ended December 31, 2020 are not included in this filing but can be found in Grant Park’s 2020 Annual Report on Form 10-K in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Grant Park’s returns, which are Grant Park’s trading gains plus interest and dividend income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the years ended December 31, 2022 and 2021 are set forth in the table below:

	2022	2021
Total return – Class A Units	2.44%	5.56%
Total return – Class B Units	1.82%	5.21%
Total return – Legacy 1 Class Units	4.57%	7.46%
Total return – Legacy 2 Class Units	4.33%	7.21%
Total return – Global 1 Class Units	5.09%	8.01%
Total return – Global 2 Class Units	4.85%	7.76%
Total return – Global 3 Class Units *	3.39%	6.38%

*Global 3 Class units closed effective February 28, 2022. The information presented for Global 3 Class units is for the two months ended February 28, 2022.

Grant Park’s total net asset value at December 31, 2022 and 2021 was $37.4 million and $40.6 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

Year ended December 31, 2022

Trading on international markets may increase the risk that events or circumstances that disrupt such markets may have a materially adverse effect on Grant Park’s business or operations or the value of positions held by Grant Park. Such events or circumstances may include, but are not limited to, inflation or deflation, currency devaluation, interest rate changes, exchange rate fluctuations, changes in government policies, natural disasters, pandemics or other extraordinary events, armed conflicts, political or social instability or other unforeseen developments that cannot be quantified.

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

October. Grant Park recorded gains during the month. Class A units were up 1.43%, Class B units were up 1.39%, Legacy 1 Class units were up 1.55%, Legacy 2 Class units were up 1.54%, Global 1 Class units were up 1.58% and Global 2 Class units were up 1.57%. Grant Park’s October performance was positive. The metals sector was the best performing sector with positive performance driven by positions in iron ore. Performance in the agriculturals sector was positive, led by positions in robusta coffee, soybeans, soybean oil and soybean meal. Positive performance in the energies sector was driven by positions in gas oil, natural gas and heating oil. The interest rates sector performance was positive and was driven by positions in eurodollars, U.S. 2-year Treasury notes and Canadian bills. Performance in currencies was positive and was led by positions in the Japanese yen and the Mexican peso. Performance in the stock indices sector was flat.

November. Grant Park recorded losses during the month. Class A units were down 5.86%, Class B units were down 5.94%, Legacy 1 Class units were down 5.66%, Legacy 2 Class units were down 5.68%, Global 1 Class units were down 5.61% and Global 2 Class units were down 5.64%. Grant Park’s November performance was negative. The metals sector was the worst performing sector with negative performance driven by positions in gold, iron ore and copper. Performance in currencies was negative and was led by positions in the Japanese yen, Swiss Franc and the Canadian dollar. The interest rate sector performance was negative and was driven by positions in German bunds, three-month SOFR, French government bonds and U.S. T-bonds. Performance in stock indices was negative and was driven by positions in the Hang Seng index, the MSCI EM index and the Nasdaq index. Negative performance in the energies sector was driven by positions in crude oil gas oil and brent oil. Performance in the agriculturals was negative, led by positions in corn, cotton and soybean meal.

December. Grant Park recorded losses during the month. Class A units were down 0.36%, Class B units were down 0.43%, Legacy 1 Class units were down 0.16%, Legacy 2 Class units were down 0.18%, Global 1 Class units were down 0.11% and Global 2 Class units were down 0.13%. Grant Park’s December performance was negative. Performance in stock indices was negative and was driven by positions in the Nikkei, the Dax, the FTSE and the Hang Seng indices. Performance in currencies was negative and was led by positions in the Japanese yen, Mexican peso and the British pound. Negative performance in the energies sector was driven by positions in heating oil, gas oil and brent oil. The interest rates sector performance was positive and was driven by positions in German bunds, Euribor, Canadian bills and the German bobl. Performance in the agriculturals sector was positive, led by positions in soybean meal and soybeans. The metals sector was flat.

For the year ended December 31, 2022, Grant Park had a positive return of 2.4% for the Class A units, a positive return of 1.8% for the Class B units, a positive return of 4.6% for the Legacy 1 Class units, a positive return of 4.3% for the Legacy 2 Class units, a positive return of 5.1% for the Global 1 Class units and a positive return of 4.9% for the Global 2 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 13.3%, which were decreased by losses of approximately 2.7% from swap transactions and securities and increased by approximately 1.0% from interest and dividend income. These trading gains were decreased by approximately 8.7% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park. An analysis of the 13.3% trading gains by sector, excluding the swap transactions and securities, is as follows:

% Gain (Loss)

Agriculturals	0.6%
Currencies	2.8
Energy	1.3
Interest rates	9.0
Meats	(1.3)
Metals	2.2
Soft commodities	(1.3)
Stock indices	—

Total	13.3%

Year ended December 31, 2021

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

Grant Park maintains a portion of its assets at its clearing brokers as well as at Lake Forest Bank & Trust Company. These assets, which may range from 5% to 35% of Grant Park’s value, are held in cash and/or U.S. Treasury securities. The balance of Grant Park’s assets, which range from 65% to 95%, are invested in investment grade money market instruments, U.S. Treasury securities, U.S. Government sponsored enterprises and exchange-traded funds purchased and managed by Middleton Dickinson Capital Management, LLC which are held in a separate account in the name of GP Cash Management, LLC and custodied at State Street Bank and Trust Company. See Note 4 to the consolidated financial statements included in this report for further information regarding this arrangement. Violent fluctuations in prevailing interest rates and/or changes in other economic conditions could cause mark-to-market losses on Grant Park’s cash management income.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of December 31, 2022 and 2021 and the trading gains/losses by market category for the years ended December 31, 2022 and 2021. All open position trading risk exposures of Grant Park, except for the swap transactions, have been included in calculating the figures set forth below. As of December 31, 2022, Grant Park’s net asset value was approximately $37.4 million. As of December 31, 2021, Grant Park’s net asset value was approximately $40.6 million.

	December 31, 2022
Market Sector	Value at Risk*	Trading Gain/(Loss)

Interest rates	0.9%	9.0%
Agriculturals/soft commodities/meats	0.6	(2.0)
Metals	0.3	2.2
Currencies	0.2	2.8
Stock indices	0.2	—
Energy	0.1	1.3
Aggregate/Total	1.3%	13.3%

	December 31, 2021
Market Sector	Value at Risk*	Trading Gain/(Loss)

Agriculturals/soft commodities/meats	0.4%	5.7%
Currencies & Forward currency contracts	0.3	0.2
Stock indices	0.3	1.9
Interest rates	0.2	(1.1)
Metals	0.2	(0.7)
Energy	0.1	6.5
Aggregate/Total	0.7%	12.5%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of December 31, 2022, by market sector.

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

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of December 31, 2022.

Foreign Currency Balances

Grant Park’s primary foreign currency balances are in Australian dollars, British pounds, Canadian dollars, euros, Japanese yen, Mexican pesos and Swiss francs. The trading advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control Grant Park’s non-trading risk.

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

Under the supervision and with the participation of the general partner’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Grant Park’s internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, the general partner concluded that Grant Park’s internal control over financial reporting was not effective as of December 31, 2022 for the reasons indicated below.

Material Weakness. We have determined that a material weakness existed in our internal control over financial reporting as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Grant Park has identified a deficiency in the implementation of its securities valuation policy which, as a result, represents a material weakness in internal control over financial reporting as follows:

Grant Park’s valuation policy provides that government-sponsored entity securities are generally valued at cost plus accrued interest. The policy requires Grant Park to compare the cost plus accrued interest value to the price that would be received if the security was sold at the measurement date to ensure the use of cost plus accrued interest is reasonable.

At December 31, 2022, the market value of certain government-sponsored entity securities was materially lower than the cost plus accrued interest method. This difference was the result of a significant rise in interest rates over the period. Although Grant Park anticipates holding the investments to maturity and, therefore, no loss would be realized, there exists a risk that if Grant Park was required to sell the securities a loss would be realized. Grant Park’s failure to mark-to-market these securities represented a material weakness in our internal control over financial reporting at December 31, 2022.

Remediation of Material Weakness. To address the material weakness, Grant Park’s valuation policy has been revised to require all government securities to be held at fair value instead of cost plus accrued interest. In addition, the general partner made two contributions to Grant Park as follows:

First, the general partner made a non-earning equity contribution of $1,150,000 to Grant Park, which amount equals the difference between the mark-to-market valuation of the securities described above and the cost plus accrued interest method of valuation at December 31, 2022. The contribution was made into a new series of equity. To the extent the government securities are sold or held to maturity without any realized losses, the contribution will be returned to the general partner. The contribution will be adjusted for any redemptions.

Second, the general partner made a contribution of $156,800, which amount represents the difference between the mark-to-market valuation and the cost plus accrued interest value for redeeming limited partners and certain fund expense allocations throughout 2022.

As a result of these contributions, limited partners in Grant Park were not impacted by the valuation differences. Given the changes to the implementation of the valuation policy, Grant Park does not anticipate any future issues with respect to its securities valuations and considers the matter fully remediated.

Changes in Internal Control over Financial Reporting

Except as described above with respect to the changes to Grant Park’s securities valuation policy, there were no changes in Grant Park’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Grant Park has no directors or executive officers and also does not have any employees. Grant Park is managed solely by Dearborn Capital Management, L.L.C. in its capacity as general partner.

The members of the general partner are Dearborn Capital Management Ltd., and DCMI Holdings Inc. The principals of the general partner are David M. Kavanagh, Patrick J. Meehan, Maureen O’Rourke, Lauren Perkaus, Fernando Benitez, Abdullah Mohammed Al Rayes, Centum Prata Holding AG, Mary Dollinger, David M. Kavanagh Trust and The David M. Kavanagh 2010 Trust. Only the officers of Dearborn Capital Management, L.L.C., Mr. Kavanagh, Mr. Meehan and Ms. O’Rourke, have management responsibility and control over the general partner.

Mr. Kavanagh, president of Dearborn Capital Management, L.L.C., 67, has been responsible for overseeing all operations and activities of the general partner since its formation. Commencing in October 1998, Mr. Kavanagh also became president, a principal and an associated person of Dearborn Capital Brokers Ltd., an independent introducing broker. From 1983 to 2003, Mr. Kavanagh was a member in good standing of the Chicago Board of Trade. Between 1983 and October 1998, Mr. Kavanagh served as an institutional salesman in the financial futures area on behalf of Refco and Conti Commodity Services, Inc., which was acquired by Refco in 1984. His clients included large hedge funds and financial institutions. Between October 1998 and October 2011, Mr. Kavanagh performed introducing brokerage services from time to time for MF Global Inc., a former futures commission merchant, through Dearborn Capital Brokers. He has also been an owner since May 2012 of a greater than 10% interest in an unregistered proprietary trading firm and has provided occasional consulting services to this firm since May 2012. Neither Dearborn Capital Brokers nor Mr. Kavanagh provides brokerage services to Grant Park’s trading account. In the past, from time to time Mr. Kavanagh has provided brokerage services to Financial Consortium International LLC, a registered introducing broker, commodity pool operator and broker-dealer, since October 1999. In 1980, Mr. Kavanagh received an MBA from the University of Notre Dame, and in 1978 graduated with a B.S. in business administration from John Carroll University.

Mr. Meehan, chief operating officer of the general partner, 67, is primarily responsible for the day to day operations of the general partner. Mr. Meehan became listed as a principal of the general partner effective January 2009. Prior to joining the general partner in April 2008, Mr. Meehan was a member of the senior executive team at Houghton Mifflin Company in Boston, MA, beginning in March 1999. His assignments focused on leading technology and operational organizations and included a three year assignment as the President of the business unit that was the largest provider of professional testing and licensure services to state regulatory agencies in the United States. He also served as the Chief Information/Technology Officer of the company for three years, responsible for directing an annual technology portfolio in excess of $100 million. Mr. Meehan began his career as a commissioned officer in the United States Marine Corps, retiring after 20 years in the grade of Lieutenant Colonel. He received B.A. degree from John Carroll University, an MBA from Webster University and holds Series 3, 22, 31, and 63 licenses.

Ms. O’Rourke, chief financial officer of the general partner, 57, is responsible for financial reporting and compliance issues. Prior to joining the general partner in May 2003, Ms. O’Rourke was employed as assistant vice president at MetLife Investors Life Insurance Company from 1992 to September 2001. Before that, Ms. O’Rourke was employed as a tax senior at KPMG LLP (formerly KPMG Peat Marwick LLP) from 1987 to 1991. Ms. O’Rourke is a certified public accountant. She received a B.B.A. in accounting from the University of Notre Dame in 1987 and received a M.S. in Taxation from DePaul University in 1996.

Code of Ethics

Grant Park has not adopted a code of ethics because it does not have any officers or employees. The general partner of Grant Park has adopted a Code of Ethics for all employees.

Delinquent Section 16(a) Reports

Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC. Grant Park does not have any directors or officers. However, the officers of Grant Park’s general partner, as well as the general partner itself, file such notices regarding their beneficial ownership in Grant Park, if any. Grant Park believes that for 2022, all required filings were timely filed by each of these persons.

ITEM 11.	EXECUTIVE COMPENSATION

Grant Park has no directors or officers. Its affairs are managed by Dearborn Capital Management, L.L.C., its general partner, which receives compensation for its services from Grant Park, as follows:

Class A units pay the general partner a monthly brokerage charge equal to a rate of 0.583%, a rate of 7.00% annually, of Class A’s month end net assets. Class B units pay the general partner a monthly brokerage charge equal to a rate of 0.6208%, a rate of 7.45% annually, of Class B’s month-end net assets. Legacy 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3750%, a rate of 4.50% annually, of Legacy 1’s month-end net assets. Legacy 2 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3958%, a rate of 4.75% annually, of Legacy 2’s month-end net assets. Global 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3292%, a rate of 3.95% annually, of Global 2’s month-end net assets. Global 2 units pay the general partner a monthly brokerage charge equal to a rate of 0.3500%, a rate of 4.20% annually, of Global 2’s month-end net assets. Global 3 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.4958%, a rate of 5.95% annually, of Global 3’s month-end net assets. The brokerage charge reimbursement paid to the general partner amounted to $2,558,089 for the year ended December 31, 2022 and $2,763,989 for the year ended December 31, 2021.

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

Grant Park has no officers or directors. Its affairs are managed by its general partner, Dearborn Capital Management, L.L.C. Set forth in the table below is information regarding the beneficial ownership of the general partner and the officers of the general partner in Grant Park as of February 28, 2023.

				Number of		Number of		Number of		Number of		Number of
	Number of		Number of	Legacy 1		Legacy 2		Global 1		Global 2		Global 3
	Class A		Class B	Class		Class		Class		Class		Class	Number of
	Limited		Limited	Limited		Limited		Limited		Limited		Limited	General
	Partnership		Partnership	Partnership		Partnership		Partnership		Partnership		Partnership	Partnership
Name	Units		Units	Units		Units		Units		Units		Units	Units
Dearborn Capital
Management, LLC	208.166		-	-		225.605		-		-		-	48.197
David M. Kavanagh	208.166	(1)	-	-	(1)	225.605	(1)	-	(1)	-	(1)	-	48.197	(1)
Patrick J. Meehan	-		-	-		-		-		-		-
Maureen O’Rourke	-		-	41.067		-		41.359		-		-

			Percentage of	Percentage of	Percentage of	Percentage of	Percentage of
	Percentage of	Percentage of	Outstanding	Outstanding	Outstanding	Outstanding	Outstanding
	Outstanding	Outstanding	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Class A	Class B	Class	Class	Class	Class	Class	Percentage of
	Limited	Limited	Limited	Limited	Limited	Limited	Limited	General
	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership
Name	Units	Units	Units	Units	Units	Units	Units	Units
Dearborn Capital
Management, LLC	5.56%	-	-	61.62%	-	-	-	100.00%
David M. Kavanagh	5.56%	-	-	61.62%	-	-	-	100.00%
Patrick J. Meehan	-	-	-	-	-	-	-	-
Maureen O’Rourke	-	-	9.60%	-	0.34%	-	-	-
(1)	Represents units directly held by Dearborn Capital Management, L.L.C., the general partner of Grant Park. The manager of Dearborn Capital Management, L.L.C. is Mr. Kavanagh.

Grant Park has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 10, “Directors, Executive Officers and Corporate Governance”, Item 11, “Executive Compensation” and Item 12, “Security Ownership of Certain Beneficial Owners and Management.”

Effective as of October 1, 2013, an entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of Grant Park, and in part by Mr. Al Rayes, who is a principal of the general partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, and Mr. Benitez, executive vice president, product management of the general partner, hold a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership. a minority ownership interest in EMC Capital Advisors, LLC (“EMC”). Also effective as of October 1, 2013, EMC Capital Management, Inc., one of Grant Park’s commodity trading advisors from January 1989 until September 2013, assigned its obligations, rights and interests to EMC, including the advisory contract under which it had previously traded on behalf of Grant Park and, accordingly, EMC became one of Grant Park’s commodity trading advisors.

The general partner limits the amount of consulting fees paid to EMC to no more than the aggregate dollar amount of consulting fees paid to EMC in 2014, which was $500,300. The consulting fee cap was based on a 10% allocation to EMC and EMC is not paid more than $500,300 per year in consulting fees.

Pursuant to the advisory contract EMC Capital Management, Inc. entered into with Grant Park, the general partner and the respective trading company in 2009, which was assigned to EMC Capital Advisors, LLC in October 2013, the general partner, on behalf of Grant Park, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period. For the year ended December 31, 2022, EMC was paid approximately $111,600 in consulting fees and $624,800 in incentive fees. All allocations to Grant Park’s trading advisors, including EMC, are reviewed and approved by the general partner and all fees are paid to Grant Park’s trading advisors in accordance with each advisory contract by and among Grant Park, the general partner, the respective trading company and such trading advisor.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to Grant Park for professional audit services provided by Cohen & Company, Ltd., Grant Park’s independent registered public accountant, for the audit of Grant Park’s annual financial statements for the years ended December 31, 2022 and 2021, and fees billed for other professional services rendered by Cohen & Company, Ltd. during those years.

Fee Category	2022	2021
Audit Fees(1)	$95,000	$80,000
Audit-Related Fees(2)	16,000	—
Tax Fees(3)	7,000	5,000
All Other Fees	—	—
Total Fees	$118,000	$85,000
(1)	Audit fees consist of fees for professional services rendered for the audit of Grant Park’s financial statements and review of financial statements included in Grant Park’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for professional services rendered related to the audit of Grant Park’s financial statements that are not reported under “Audit Fees” and consultation on accounting standards or transactions.
(3)	Tax fees consist of compliance fees for the review of original tax returns.

The Audit Committee of Grant Park’s general partner, Dearborn Capital Management, L.L.C., pre-approves all audit and permitted non-audit services of Grant Park’s independent accountants, including all engagement fees and terms. The Audit Committee of the general partner approved all the services provided by Cohen & Company, Ltd. during 2022 and 2021 to Grant Park described above. The Audit Committee and Grant Park has determined that the payments and nature of services made to Cohen & Company, Ltd. for these services during 2022 and 2021, respectively are compatible with maintaining that firm’s independence.

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

101.1

The following financial statements from Grant Park’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

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

Grant Park Futures Fund Limited Partnership

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Grant Park Futures Fund Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedules of investments, of Grant Park Futures Fund Limited Partnership (“the Partnership”) as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations and changes in partners’ capital (net asset value), and the related notes to the consolidated financial statements for the years then ended (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and December 31, 2021, the results of its operations and changes in partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Partnership’s financial statements for the years ended December 31, 2020, and prior were audited by other auditors whose report dated March 11, 2021, expressed an unqualified opinion on those financial statements.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2022, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ COHEN & COMPANY, LTD.

Milwaukee, Wisconsin

March 30, 2023

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

December 31, 2022 and 2021

	December 31,	December 31,
	2022	2021
Assets
Equity in brokers' trading accounts:
Cash	$4,586,226	$6,456,079
Net unrealized gain (loss) on open futures contracts	1,227,072	223,952
Net unrealized gain (loss) on open swap contracts	—	(591,631)
Total equity in brokers' trading accounts	5,813,298	6,088,400
Cash and cash equivalents	1,595,024	1,622,595
Securities owned, at fair value (cost $31,957,862 and $33,750,835, respectively)	29,809,006	33,527,220
Receivable from General Partner (See Note 5)	1,150,000	—
Interest receivable, net	612	—
Total assets	$38,367,940	$41,238,215
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$194,082	$204,257
Accrued incentive fees	11,327	52,976
Organization and offering costs payable	8,968	9,666
Accrued operating expenses	7,986	8,576
Redemptions payable to limited partners	695,910	327,726
Interest payable, net	—	42
Total liabilities	918,273	603,243
Partners' Capital (Net Asset Value)
General Partner
Class A (231.29 units outstanding at both December 31, 2022 and December 31, 2021)	225,297	219,938
Legacy 2 Class (250.67 units outstanding at both December 31, 2022 and December 31, 2021)	209,927	201,205
GP Class (see Note 5)	—	—

Limited Partners
Class A (3,537.47 and 3,693.06 units outstanding at December 31, 2022 and December 31, 2021, respectively)	3,445,730	3,511,712
Class B (28,287.24 and 32,133.85 units outstanding at December 31, 2022 and December 31, 2021, respectively)	21,870,064	24,400,348
Legacy 1 Class (427.56 and 452.87 units outstanding at December 31, 2022 and December 31, 2021, respectively)	371,216	375,993
Legacy 2 Class (140.55 units outstanding at both December 31, 2022 and December 31, 2021)	117,701	112,811
Global 1 Class (12,307.53 and 13,558.40 units outstanding at December 31, 2022 and December 31, 2021, respectively)	10,904,093	11,430,041
Global 2 Class (356.02 and 457.53 units outstanding at December 31, 2022 and December 31, 2021, respectively)	305,639	374,595
Global 3 Class (0.00 and 12.62 units outstanding at December 31, 2022 and December 31, 2021, respectively)	—	8,329
Total partners' capital (net asset value)	37,449,667	40,634,972
Total liabilities and partners' capital (net asset value)	$38,367,940	$41,238,215

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2022

Futures Contracts

	Expiration date	No. of long contracts	No. of short contracts	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals				$308,375	0.82%	$(70,821)	(0.19)%	$237,554	0.63%
Currencies				24,210	0.06%	(64,715)	(0.17)%	(40,505)	(0.11)%
Energy				28,083	0.08%	38,320	0.10%	66,403	0.18%
Interest rates				(66,906)	(0.18)%	62,053	0.17%	(4,853)	(0.01)%
Meats				32,738	0.09%	(1,000)	—%	31,738	0.08%
Metals				83,202	0.22%	1,025	—%	84,227	0.22%
Soft commodities				41,407	0.11%	(17,397)	(0.05)%	24,010	0.06%
Stock indices				(14,682)	(0.04)%	115,010	0.31%	100,328	0.27%
Total U.S. Futures Positions				436,427		62,475		498,902

Foreign Futures Positions:
Agriculturals				(421)	—%	(1,539)	—%	(1,960)	—%
Energy				(26,270)	(0.07)%	(25,590)	(0.07)%	(51,860)	(0.14)%
Interest rates
Euro bund	Mar-23	1	53	(9,067)	(0.02)%	387,631	1.03%	378,564	1.01%
Other interest rates				(102,087)	(0.27)%	526,976	1.41%	424,889	1.14%
Metals				15,301	0.04%	3,094	0.01%	18,395	0.05%
Soft commodities				47,311	0.13%	48,998	0.13%	96,309	0.26%
Stock indices				(137,485)	(0.37)%	1,318	—%	(136,167)	(0.36)%
Total Foreign Futures Positions				(212,718)		940,888		728,170
Total Futures Contracts				$223,709	0.60%	$1,003,363	2.68%	$1,227,072	3.28%
*

No individual futures contract position, other than those presented, constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The condensed schedule of investments by unit class is presented in Note 7.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2022

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description ***	Fair Value	(net asset value)
$4,796,000	11/3/2023-4/11/2025	Federal Farm Credit Banks, 0.2%-2.9% **	$4,584,488	12.24%
3,000,000	8/26/2024	Federal Home Loan Banks, 0.5%	2,807,202	7.50%
3,000,000	9/30/2024	Federal Home Loan Banks, 0.5%	2,795,041	7.46%
9,200,000	4/15/2024-5/19/2025	Other Federal Home Loan Banks, 0.4%-3.5% **	8,766,730	23.41%
2,000,000	12/15/2023	Federal National Mortgage Assoc., 0.3%	1,916,196	5.12%
		Total U.S. Government-sponsored enterprises (cost $21,986,587)	$20,869,657	55.73%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$500,000	2/23/2023	U.S. Treasury bill, 1.2%	$499,139	1.33%
2,000,000	5/31/2023	U.S. Treasury note, 0.2%	1,999,512	5.34%
		Total U.S. Government securities (cost $2,491,161)	$2,498,651	6.67%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
305,400	U.S. Exchange-traded funds (cost $7,480,114) **	$6,440,698	17.20%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $31,957,862)	$29,809,006	79.60%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

***All or a portion of these positions are related to the General Partner's contribution (see Note 5).

The condensed schedule of investments by unit class is presented in Note 7.

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

The condensed schedule of investments by unit class is presented in Note 7.

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

**No individual position constituted greater than 5 percent of partners’ capital (net asset value).

The condensed schedule of investments by unit class is presented in Note 7.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Net trading gains (losses)
Net gains (losses) from futures trading
Realized	$4,737,637	$7,061,115	$2,740,200
Change in unrealized	1,003,120	(1,339,886)	1,162,031
Commissions	(603,895)	(650,862)	(718,405)
Net gains (losses) from futures trading	5,136,862	5,070,367	3,183,826

Net gains (losses) from forward currency trading
Realized	—	22,721	(243,720)
Change in unrealized	—	63,929	5,144
Commissions	—	(2,576)	(7,865)
Net gains (losses) from forward currency trading	—	84,074	(246,441)

Net gains (losses) from swap trading
Realized	(922,129)	—	(2,136,220)
Change in unrealized	591,631	828,940	(4,458,010)
Net gains (losses) from swap trading	(330,498)	828,940	(6,594,230)

Net gains (losses) from securities
Realized	(14,646)	135	(6)
Change in unrealized	(1,938,160)	8,125	(145,365)
Net gains (losses) from securities	(1,952,806)	8,260	(145,371)

Net trading gains (losses)	2,853,558	5,991,641	(3,802,216)

Net investment income (loss)
Income
Interest and dividend income, net	412,124	187,976	535,621
Expenses from operations
Brokerage charge	1,954,194	2,110,551	2,316,366
Incentive fees	966,789	957,042	302,005
Organizational and offering costs	114,472	127,332	142,831
Operating expenses	101,789	112,517	124,916
Total expenses	3,137,244	3,307,442	2,886,118
Net investment loss	(2,725,120)	(3,119,466)	(2,350,497)
Net income (loss)	$128,438	$2,872,175	$(6,152,713)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2022, 2021 and 2020

	Class A Units			Class B Units
	2022	2021	2020	2022	2021	2020
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$23.17	$50.09	$(91.29)	$13.80	$37.57	$(78.01)

Weighted average number of units outstanding	3,840.52	3,960.83	4,038.52	30,315.22	35,209.98	45,069.12

	Legacy 1 Class Units			Legacy 2 Class Units
	2022	2021	2020	2022	2021	2020
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$37.97	$57.62	$(59.65)	$34.80	$53.97	$(59.58)

Weighted average number of units outstanding	437.30	469.54	487.25	391.22	402.72	403.68

	Global 1 Class Units			Global 2 Class Units
	2022	2021	2020	2022	2021	2020
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$42.95	$62.52	$(56.37)	$39.75	$58.94	$(56.19)

Weighted average number of units outstanding	12,892.94	14,485.33	17,073.39	413.86	696.50	811.23

	Global 3 Class Units *			GP Class **
	2022	2021	2020	2022
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$22.36	$39.55	$(57.02)	$—

Weighted average number of units outstanding	6.31	12.62	280.67	—

*Global 3 Class units closed effective as of February 28, 2022. The information presented for Global 3 Class units is for the two months ended February 28, 2022.

**See Note 5 regarding the GP Class.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
Years Ended December 31, 2022, 2021 and 2020

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount
Partners’ capital,
December 31, 2019	307.34	$304,918	3,740.34	$3,710,803	—	$—	52,290.82	$41,821,340	—	$—	497.72	$414,242	263.13	$212,682	140.55	$113,599
Redemptions	—	—	(19.79)	(16,942)	—	—	(13,483.94)	(9,321,102)	—	—	(18.60)	(13,272)	—	—	—	—
Transfers in (out)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	(28,058)	—	(342,352)	—	—	—	(4,490,744)	—	—	—	(30,784)	—	(15,679)	—	(8,375)
Partners’ capital,
December 31, 2020	307.34	$276,860	3,720.55	$3,351,509	—	$—	38,806.88	$28,009,494	—	$—	479.12	$370,186	263.13	$197,003	140.55	$105,224
Redemptions	(76.05)	(75,000)	(27.49)	(26,827)	—	—	(6,673.03)	(5,189,664)	—	—	(26.25)	(21,845)	(12.46)	(10,000)	—	—
Net income (loss)	—	18,078	—	187,030	—	—	—	1,580,518	—	—	—	27,652	—	14,202	—	7,587
Partners’ capital,
December 31, 2021	231.29	$219,938	3,693.06	$3,511,712	—	$—	32,133.85	$24,400,348	—	$—	452.87	$375,993	250.67	$201,205	140.55	$112,811
Contributions (2)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(155.59)	(154,209)	—	—	(3,846.61)	(3,067,013)	—	—	(25.31)	(22,881)	—	—	—	—
Net income (loss)	—	5,359	—	88,227	—	—	—	536,729	—	—	—	18,104	—	8,722	—	4,890
Partners’ capital,
December 31, 2022	231.29	$225,297	3,537.47	$3,445,730	—	$—	28,287.24	$21,870,064	—	$—	427.56	$371,216	250.67	$209,927	140.55	$117,701

Net asset value per General Partner and Limited Partner unit at December 31, 2020		$900.81				$721.77				$772.63				$748.69

Net asset value per General Partner and Limited Partner unit at December 31, 2021		$950.90				$759.34				$830.25				$802.66

Net asset value per General Partner and Limited Partner unit at December 31, 2022		$974.07				$773.14				$868.22				$837.46

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2022, 2021 and 2020 (continued)

	Global 1 Class				Global 2 Class				Global 3 Class (1)				GP Class (2)
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner
	Number		Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2019	392.74	$328,671	18,241.21	$15,265,460	231.81	$189,151	614.97	$501,820	—	$—	477.23	$323,221	—	$—	$63,185,907
Redemptions	—	—	(3,159.16)	(2,358,415)	—	—	(71.84)	(51,622)	—	—	(59.94)	(34,260)	—	—	(11,795,613)
Transfers in (out)	—	—	323.66	236,369	—	—	—	—	—	—	(404.67)	(236,369)	—	—	—
Net income (loss)	—	(22,137)	—	(1,119,265)	—	(13,027)	—	(37,530)	—	—	—	(44,762)	—	—	(6,152,713)
Partners’ capital,
December 31, 2020	392.74	$306,534	15,405.71	$12,024,149	231.81	$176,124	543.13	$412,668	—	$—	12.62	$7,830	—	$—	$45,237,581
Redemptions	(392.74)	(337,306)	(1,847.31)	(1,553,783)	(231.81)	(189,788)	(85.60)	(70,571)	—	—	—	—	—	—	(7,474,784)
Net income (loss)	—	30,772	—	959,675	—	13,664	—	32,498	—	—	—	499	—	—	2,872,175
Partners’ capital,
December 31, 2021	—	$—	13,558.40	$11,430,041	—	$—	457.53	$374,595	—	$—	12.62	$8,329	—	$—	$40,634,972
Contributions (2)	—	—	—	—	—	—	—	—	—	—	—	—	—	1,150,000	1,150,000
Redemptions	—	—	(1,250.87)	(1,121,108)	—	—	(101.51)	(89,920)	—	—	(12.62)	(8,612)	—	—	(4,463,743)
Net income (loss)	—	—	—	595,160	—	—	—	20,964	—	—	—	283	—	(1,150,000)	128,438
Partners’ capital,
December 31, 2022	—	$—	12,307.53	$10,904,093	—	$—	356.02	$305,639	—	$—	—	$—	—	$—	$37,449,667

Net asset value per General Partner and Limited Partner unit at December 31, 2020		$780.50				$759.80				$620.27

Net asset value per General Partner and Limited Partner unit at December 31, 2021		$843.02				$818.74				$659.82

Net asset value per General Partner and Limited Partner unit at December 31, 2022		$885.97				$858.49				$0.00

(1)	Global 3 Class units closed effective as of February 28, 2022. The information presented for Global 3 Class units is for the two months ended February 28, 2022.
(2)	See Note 5 regarding the General Partner contribution and GP Class.

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

GP 1, LLC (“GP 1”)   GP 5, LLC (“GP 5”)   GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”)   GP 8, LLC (“GP 8”)

GP 4, LLC (“GP 4”)   GP 9, LLC (“GP 9”)

There were no assets allocated to GP 1, GP 5 and GP 9 as of December 31, 2022 and GP 1 and GP 9 as of December 31, 2021.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The GP Class was established December 31, 2022 as a non-earning equity general partner class for accounting purposes only (see Note 5).

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

Use of estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Investment transactions, investment income and expenses: Futures contracts, forward contracts and options on futures and forward contracts and securities are recorded on a trade date basis and realized gains or losses are recognized when contracts/positions are liquidated. Unrealized gains or losses on open contracts/positions (the difference between contract trade price and market price) or securities are reported in the consolidated statement of financial condition as a

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

net unrealized gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with FASB ASC 210-20, Balance Sheet, Offsetting. Any change in net unrealized gain or loss from the preceding period is reported in the consolidated statement of operations. Interest income and expense is recognized under the accrual basis. Dividend income is recognized on the ex-dividend date. Premiums and discounts on fixed income securities are amortized and accreted for financial reporting purposes.

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

The Partnership follows the provisions of FASB ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed. As of December 31, 2022, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2019.

Organization and offering costs: The General Partner has incurred all expenses in connection with the organization and the continuous public offering of partnership interests and is reimbursed by the Partnership. In addition, the General Partner continues to compensate wholesalers for services rendered to certain Limited Partners. This reimbursement is made monthly and the reimbursement amounts are listed by class in Note 5. In no event, however, will the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any prior year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the organization and the continuous public offering expenses are charged to expense from operations at the time of reimbursement or accrual. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. The Partnership is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. As of December 31, 2022, unreimbursed organization and offering costs incurred by the General Partner were approximately $43,000, and may be reimbursed by the Partnership in the future.

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

Changes in the value of the swap agreements are recognized as unrealized gains or losses in the consolidated statement of operations by marking to market on a daily basis to reflect the value of the swap agreement at the end of each day as reported by the swap counterparty. The final exchange amount based on the swap value at the termination of the swap agreement will be recorded as a realized gain or loss in the consolidated statement of operations. Through its Trading Companies the Partnership entered into a total return swap with Deutsche Bank AG. The Partnership maintained cash as collateral to secure its obligations under the swap. As of December 31, 2022 and 2021, the notional value of the swap was $0 and $8,049,187, respectively, and the cash margin balance was $0 and $2,246,500, respectively, which is included in equity in brokers’ trading accounts on the consolidated statements of financial condition. The swap effective July 1, 2015 had a termination date of June 30, 2025 and was terminated effective March 9, 2022. The swap effective April 5, 2016 had a termination date of April 30, 2024 and was terminated effective July 1, 2020.

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the years ended December 31, 2022, 2021, and 2020, substantially all investments were highly liquid in Level 1 or Level 2 of the fair value hierarchy as shown in Note 2, all investments are carried at fair value, the Partnership carried no debt, and the consolidated statements of changes in partners’ capital (net asset value) is presented.

Reclassification: Certain amounts in the 2021 and 2020 consolidated financial statements have been reclassified to conform with the 2022 presentation.

Recent accounting pronouncements: In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. ASU 2020-04 has been updated by ASU 2022-06 to defer the effective date through December 31, 2024. ASU 2020-04 has not had a significant impact on the Partnership’s consolidated financial statements and disclosures. The Partnership did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the twelve months ended December 31, 2022.

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

U.S. Government securities and U.S. Government-sponsored enterprise securities are stated at cost plus accrued interest, which approximates fair value based on quoted market prices in an active market or are valued using current market quotations provided by an independent external pricing source to determine fair value. The Partnership compares market prices quoted by dealers to the cost plus accrued interest to ensure a reasonable approximation of fair value. These securities are classified in Level 2 of the fair value hierarchy.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2022:

Assets and Liabilities	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$1,227,072	$—	$—	$1,227,072
Securities owned
U.S. Government-sponsored enterprises	—	20,869,657	—	20,869,657
U.S. Government securities	—	2,498,651	—	2,498,651
U.S. Exchange-traded funds	6,440,698	—	—	6,440,698
Total	$7,667,770	$23,368,308	$—	$31,036,078

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the years ended December 31, 2022 and 2021.

Note 3. Deposits with Brokers and Interbank Market Makers

The Partnership, through the Trading Companies, deposits assets with ADM Investor Services, Inc. and Rosenthal Collins Group Division of Marex Spectron subject to CFTC regulations and various exchange and broker requirements. Margin requirements may be satisfied by the deposit of U.S. Treasury bills, U.S. Government-sponsored enterprise securities and/or cash with such clearing brokers. The Partnership may earn interest income on its assets deposited with the clearing brokers.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Note 4. Commodity Trading Advisors, Reference Traders and Cash Managers

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors or through swap transactions based on reference programs of such advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. As of December 31, 2022, the commodity trading advisors are EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP (“Episteme”), Quantica Capital AG (“Quantica”) and Sterling Partners Quantitative Investments LLC (“Sterling”), (collectively, the “Advisors”). The Partnership obtained the equivalent of net profits or net losses generated by H2O AM, LLP (“H2O”) as a reference trader (“Reference Trader”) through an off-exchange swap transaction and did not allocate assets to H2O directly. The swap was terminated effective March 9, 2022. The Advisors and Reference Trader are paid a quarterly consulting fee, directly or through swap transactions, ranging from 0.2 percent to 1 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee, directly or through swap transactions, ranging from 0 percent to 20 percent of the new trading profits on the allocated net assets of the Advisor or Reference Trader.

The Partnership has engaged Middleton Dickinson Capital Management, LLC (the “Cash Manager”) as cash manager to manage and control the liquid assets of the Partnership. The Cash Manager is a limited liability company formed in the State of Illinois, and is registered as an investment adviser with the Securities and Exchange Commission under the Investment Advisers Act of 1940.

The Partnership opened a custodial account at State Street Bank and Trust Company (“Custodian”), and has granted the Cash Manager a limited power of attorney over such account. Such power of attorney gives the Cash Manager authority to make certain investments on behalf of the Partnership provided such investments are consistent with agreed upon investment guidelines. Such investments include, but are not limited to, U.S. Government-sponsored enterprise securities, U.S. Treasury securities, corporate bonds, investment grade money markets instruments and exchange-traded funds. All securities purchased by the Cash Manager on behalf of the Partnership or other liquid funds of the Partnership are held in the Partnership’s custody account at the Custodian. The Cash Manager has no beneficial or other interest in the securities and cash in such custody account. The Partnership incurred monthly fees, payable in arrears to the Cash Manager and Custodian, equal to approximately 0.25%, 0.23% and 0.22% per annum of the Partnership’s average month-end net assets for the years ended December 31, 2022, 2021 and 2020, respectively. The fees are netted against interest and dividend income on the consolidated statements of operations.

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

Ten percent of the General Partner’s limited partnership interest in the Partnership is characterized as a general partnership interest. Notwithstanding, the general partnership interest will continue to pay all fees associated with a limited partnership interest.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $1,954,194, $2,110,551 and $2,316,366 for the years ended December 31, 2022, 2021 and 2020, respectively, are shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $114,472, $127,332 and $142,831 for the years ended December 31, 2022, 2021, and 2020, respectively, are shown on the consolidated statements of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed, at the General Partner’s discretion, pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $101,789, $112,517 and $124,916 for the years ended December 31, 2022, 2021, and 2020, respectively, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the General Partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, and Mr. Benitez, executive vice president, product management of the general partner, hold a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership. The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period. For the years ended December 31, 2022, 2021 and 2020, EMC was paid approximately $111,600, $91,800 and $81,500, respectively, in consulting fees and $624,800, $133,500 and $13,000, respectively in incentive fees.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The General Partner has entered into an agreement with the Partnership and has made a capital contribution in the amount of $1,150,000 to the Partnership which is shown as a Receivable from General Partner on the consolidated statements of financial condition. The General Partner’s contribution to the Partnership was related to certain U.S. Government-sponsored enterprise securities held by the Partnership as of December 31, 2022 that were initially valued using cost plus accrued interest in accordance with the Partnership’s valuation procedures. The U.S. Government-sponsored enterprises decreased in value due to the significant rise in interest rates in 2022 and were written down to fair value on the Partnership’s books as of December 31, 2022, as required by GAAP, resulting in a $1,150,000 unrealized loss on these positions. The full $1,150,000 unrealized loss was allocated to the General Partner. The capital contribution was invested in the GP Class, as reflected on the consolidated statements of changes in partners’ capital. The GP Class was opened solely to absorb the losses of the specific U.S. Government-sponsored enterprise securities. The General Partner’s contribution that can be recovered will be reduced monthly by a percentage of the Limited Partner’s redemptions. To the extent the securities are sold or held to maturity without any realized losses, and after the monthly reduction for Limited Partner redemptions, the capital contribution shall be returned to the General Partner. The agreement will terminate on November 18, 2024, when all specific U.S. Government-sponsored enterprise securities have matured. The General Partner has elected to make a contribution to the Partnership in 2023 in the amount of $156,800 which amount represents the difference between the mark-to-market valuation and the cost plus accrued interest value for redeeming Limited Partners and certain fund expense allocations throughout 2022. As a result of these contributions, Limited Partners in the Partnership were not impacted by the valuation differences.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Note 7. Assets and Condensed Schedule of Investments by Class of Units

The following schedules of assets by class of units and condensed schedule of investments by class of units reflect activity and percent of partners’ capital for each class of the Partnership as of December 31, 2022 and 2021. The GP Class is not included.

Class A Units

Assets by Class of Units	December 31, 2022
Equity in brokers' trading accounts:
Cash	$449,568
Net unrealized gain (loss) on open futures contracts	120,284
Total equity in brokers' trading accounts	569,852
Cash and cash equivalents	156,353
Securities owned, at fair value (cost $3,132,689)	2,922,046
Receivable from General Partner (See Note 5)	112,729
Interest receivable, net	60
Total assets	$3,761,040

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures Contracts owned by Class A Units at December 31, 2022

	Expiration date	No. of long contracts	No. of short contracts	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals				$30,228	0.82%	$(6,942)	(0.19)%	$23,286	0.63%
Currencies				2,373	0.06%	(6,344)	(0.17)%	(3,971)	(0.11)%
Energy				2,753	0.08%	3,756	0.10%	6,509	0.18%
Interest rates				(6,559)	(0.18)%	6,083	0.17%	(476)	(0.01)%
Meats				3,209	0.09%	(98)	—%	3,111	0.08%
Metals				8,156	0.22%	100	—%	8,256	0.22%
Soft commodities				4,059	0.11%	(1,705)	(0.05)%	2,354	0.06%
Stock indices				(1,439)	(0.04)%	11,274	0.31%	9,835	0.27%
Total U.S. Futures Positions				42,780		6,124		48,904

Foreign Futures Positions:
Agriculturals				(41)	—%	(151)	—%	(192)	—%
Energy				(2,575)	(0.07)%	(2,508)	(0.07)%	(5,083)	(0.14)%
Interest rates
Euro bund	Mar-23	—	5	(889)	(0.02)%	37,998	1.03%	37,109	1.01%
Other interest rates				(10,007)	(0.27)%	51,657	1.41%	41,650	1.14%
Metals				1,500	0.04%	303	0.01%	1,803	0.05%
Soft commodities				4,638	0.13%	4,803	0.13%	9,441	0.26%
Stock indices				(13,477)	(0.37)%	129	—%	(13,348)	(0.36)%
Total Foreign Futures Positions				(20,851)		92,231		71,380
Total Futures Contracts				$21,929	0.60%	$98,355	2.68%	$120,284	3.28%

*  No individual futures contract position, other than those presented, constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class A Units at December 31, 2022

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description ***	Fair Value	(net asset value)
$470,131	11/3/2023-4/11/2025	Federal Farm Credit Banks, 0.2%-2.9% **	$449,397	12.24%
294,077	8/26/2024	Federal Home Loan Banks, 0.5%	275,178	7.50%
294,077	9/30/2024	Federal Home Loan Banks, 0.5%	273,986	7.46%
901,836	4/15/2024-5/19/2025	Other Federal Home Loan Banks, 0.4%-3.5% **	859,365	23.41%
196,051	12/15/2023	Federal National Mortgage Assoc., 0.3%	187,836	5.12%
		Total U.S. Government-sponsored enterprises (cost $2,155,249)	$2,045,762	55.73%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$49,013	2/23/2023	U.S. Treasury bill, 1.2%	$48,928	1.33%
196,051	5/31/2023	U.S. Treasury note, 0.2%	196,003	5.34%
		Total U.S. Government securities (cost $244,198)	$244,931	6.67%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
29,937	U.S. Exchange-traded funds (cost $733,242) **	$631,353	17.20%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class A Units at December 31, 2022 (cost of $3,132,689)	$2,922,046	79.60%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

***All or a portion of these positions are related to the General Partner's contribution (see Note 5).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class B Units

Assets by Class of Units	December 31, 2022
Equity in brokers' trading accounts:
Cash	$2,678,289
Net unrealized gain (loss) on open futures contracts	716,591
Total equity in brokers' trading accounts	3,394,880
Cash and cash equivalents	931,470
Securities owned, at fair value (cost $18,662,929)	17,408,028
Receivable from General Partner (See Note 5)	671,583
Interest receivable, net	358
Total assets	$22,406,319

Futures Contracts owned by Class B Units at December 31, 2022

	Expiration date	No. of long contracts	No. of short contracts	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals				$180,086	0.82%	$(41,358)	(0.19)%	$138,728	0.63%
Currencies				14,138	0.06%	(37,793)	(0.17)%	(23,655)	(0.11)%
Energy				16,400	0.08%	22,378	0.10%	38,778	0.18%
Interest rates				(39,072)	(0.18)%	36,238	0.17%	(2,834)	(0.01)%
Meats				19,119	0.09%	(584)	—%	18,535	0.08%
Metals				48,588	0.22%	600	—%	49,188	0.22%
Soft commodities				24,182	0.11%	(10,161)	(0.05)%	14,021	0.06%
Stock indices				(8,574)	(0.04)%	67,164	0.31%	58,590	0.27%
Total U.S. Futures Positions				254,867		36,484		291,351

Foreign Futures Positions:
Agriculturals				(246)	—%	(899)	—%	(1,145)	—%
Energy				(15,341)	(0.07)%	(14,944)	(0.07)%	(30,285)	(0.14)%
Interest rates
Euro bund	Mar-23	1	32	(5,295)	(0.02)%	226,371	1.03%	221,076	1.01%
Other interest rates				(59,617)	(0.27)%	307,746	1.41%	248,129	1.14%
Metals				8,935	0.04%	1,807	0.01%	10,742	0.05%
Soft commodities				27,629	0.13%	28,614	0.13%	56,243	0.26%
Stock indices				(80,289)	(0.37)%	769	—%	(79,520)	(0.36)%
Total Foreign Futures Positions				(124,224)		549,464		425,240
Total Futures Contracts				$130,643	0.60%	$585,948	2.68%	$716,591	3.28%

*  No individual futures contract position, other than those presented, constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class B Units at December 31, 2022

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description ***	Fair Value	(net asset value)
$2,800,794	11/3/2023-4/11/2025	Federal Farm Credit Banks, 0.2%-2.9% **	$2,677,275	12.24%
1,751,957	8/26/2024	Federal Home Loan Banks, 0.5%	1,639,365	7.50%
1,751,957	9/30/2024	Federal Home Loan Banks, 0.5%	1,632,263	7.46%
5,372,667	4/15/2024-5/19/2025	Other Federal Home Loan Banks, 0.4%-3.5% **	5,119,644	23.41%
1,167,971	12/15/2023	Federal National Mortgage Assoc., 0.3%	1,119,031	5.12%
		Total U.S. Government-sponsored enterprises (cost $12,839,849)	$12,187,578	55.73%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$291,993	2/23/2023	U.S. Treasury bill, 1.2%	$291,489	1.33%
1,167,971	5/31/2023	U.S. Treasury note, 0.2%	1,167,686	5.34%
		Total U.S. Government securities (cost $1,454,802)	$1,459,175	6.67%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
178,350	U.S. Exchange-traded funds (cost $4,368,278) **	$3,761,275	17.20%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class B Units at December 31, 2022 (cost of $18,662,929)	$17,408,028	79.60%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

***All or a portion of these positions are related to the General Partner's contribution (see Note 5).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 1 Class Units

Assets by Class of Units	December 31, 2022
Equity in brokers' trading accounts:
Cash	$45,460
Net unrealized gain (loss) on open futures contracts	12,163
Total equity in brokers' trading accounts	57,623
Cash and cash equivalents	15,811
Securities owned, at fair value (cost $316,779)	295,479
Receivable from General Partner (See Note 5)	11,399
Interest receivable, net	6
Total assets	$380,318

Futures Contracts owned by Legacy 1 Class Units at December 31, 2022

	Expiration date	No. of long contracts	No. of short contracts	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals				$3,057	0.82%	$(702)	(0.19)%	$2,355	0.63%
Currencies				240	0.06%	(641)	(0.17)%	(401)	(0.11)%
Energy				278	0.08%	380	0.10%	658	0.18%
Interest rates				(663)	(0.18)%	615	0.17%	(48)	(0.01)%
Meats				325	0.09%	(10)	—%	315	0.08%
Metals				825	0.22%	10	—%	835	0.22%
Soft commodities				410	0.11%	(172)	(0.05)%	238	0.06%
Stock indices				(146)	(0.04)%	1,140	0.31%	994	0.27%
Total U.S. Futures Positions				4,326		620		4,946

Foreign Futures Positions:
Agriculturals				(4)	—%	(15)	—%	(19)	—%
Energy				(261)	(0.07)%	(254)	(0.07)%	(515)	(0.14)%
Interest rates
Euro bund	Mar-23	—	1	(90)	(0.02)%	3,842	1.03%	3,752	1.01%
Other interest rates				(1,013)	(0.27)%	5,224	1.41%	4,211	1.14%
Metals				152	0.04%	31	0.01%	183	0.05%
Soft commodities				469	0.13%	486	0.13%	955	0.26%
Stock indices				(1,363)	(0.37)%	13	—%	(1,350)	(0.36)%
Total Foreign Futures Positions				(2,110)		9,327		7,217
Total Futures Contracts				$2,216	0.60%	$9,947	2.68%	$12,163	3.28%

*  No individual futures contract position, other than those presented, constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 1 Class Units at December 31, 2022

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description ***	Fair Value	(net asset value)
$47,540	11/3/2023-4/11/2025	Federal Farm Credit Banks, 0.2%-2.9% **	$45,443	12.24%
29,737	8/26/2024	Federal Home Loan Banks, 0.5%	27,826	7.50%
29,737	9/30/2024	Federal Home Loan Banks, 0.5%	27,706	7.46%
91,194	4/15/2024-5/19/2025	Other Federal Home Loan Banks, 0.4%-3.5% **	86,899	23.41%
19,825	12/15/2023	Federal National Mortgage Assoc., 0.3%	18,994	5.12%
		Total U.S. Government-sponsored enterprises (cost $217,940)	$206,868	55.73%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$4,956	2/23/2023	U.S. Treasury bill, 1.2%	$4,948	1.33%
19,825	5/31/2023	U.S. Treasury note, 0.2%	19,820	5.34%
		Total U.S. Government securities (cost $24,693)	$24,768	6.67%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
3,027	U.S. Exchange-traded funds (cost $74,146) **	$63,843	17.20%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 1 Class Units at December 31, 2022 (cost of $316,779)	$295,479	79.60%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

***All or a portion of these positions are related to the General Partner's contribution (see Note 5).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 2 Class Units

Assets by Class of Units	December 31, 2022
Equity in brokers' trading accounts:
Cash	$40,123
Net unrealized gain (loss) on open futures contracts	10,735
Total equity in brokers' trading accounts	50,858
Cash and cash equivalents	13,954
Securities owned, at fair value (cost $279,583)	260,784
Receivable from General Partner (See Note 5)	10,061
Interest receivable, net	5
Total assets	$335,662

Futures Contracts owned by Legacy 2 Class Units at December 31, 2022

	Expiration date	No. of long contracts	No. of short contracts	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals				$2,698	0.82%	$(620)	(0.19)%	$2,078	0.63%
Currencies				212	0.06%	(566)	(0.17)%	(354)	(0.11)%
Energy				246	0.08%	335	0.10%	581	0.18%
Interest rates				(585)	(0.18)%	543	0.17%	(42)	(0.01)%
Meats				286	0.09%	(9)	—%	277	0.08%
Metals				728	0.22%	9	—%	737	0.22%
Soft commodities				362	0.11%	(152)	(0.05)%	210	0.06%
Stock indices				(128)	(0.04)%	1,006	0.31%	878	0.27%
Total U.S. Futures Positions				3,819		546		4,365

Foreign Futures Positions:
Agriculturals				(4)	—%	(13)	—%	(17)	—%
Energy				(230)	(0.07)%	(224)	(0.07)%	(454)	(0.14)%
Interest rates
Euro bund	Mar-23	—	—	(79)	(0.02)%	3,391	1.03%	3,312	1.01%
Other interest rates				(893)	(0.27)%	4,610	1.41%	3,717	1.14%
Metals				134	0.04%	27	0.01%	161	0.05%
Soft commodities				414	0.13%	428	0.13%	842	0.26%
Stock indices				(1,203)	(0.37)%	12	—%	(1,191)	(0.36)%
Total Foreign Futures Positions				(1,861)		8,231		6,370
Total Futures Contracts				$1,958	0.60%	$8,777	2.68%	$10,735	3.28%

*  No individual futures contract position, other than those presented, constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 2 Class Units at December 31, 2022

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description ***	Fair Value	(net asset value)
$41,958	11/3/2023-4/11/2025	Federal Farm Credit Banks, 0.2%-2.9% **	$40,107	12.24%
26,245	8/26/2024	Federal Home Loan Banks, 0.5%	24,559	7.50%
26,245	9/30/2024	Federal Home Loan Banks, 0.5%	24,452	7.46%
80,486	4/15/2024-5/19/2025	Other Federal Home Loan Banks, 0.4%-3.5% **	76,696	23.41%
17,497	12/15/2023	Federal National Mortgage Assoc., 0.3%	16,764	5.12%
		Total U.S. Government-sponsored enterprises (cost $192,349)	$182,578	55.73%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$4,374	2/23/2023	U.S. Treasury bill, 1.2%	$4,367	1.33%
17,497	5/31/2023	U.S. Treasury note, 0.2%	17,493	5.34%
		Total U.S. Government securities (cost $21,794)	$21,860	6.67%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
2,672	U.S. Exchange-traded funds (cost $65,440) **	$56,346	17.20%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 2 Class Units at December 31, 2022 (cost of $279,583)	$260,784	79.60%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

***All or a portion of these positions are related to the General Partner's contribution (see Note 5).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 1 Class Units

Assets by Class of Units	December 31, 2022
Equity in brokers' trading accounts:
Cash	$1,335,356
Net unrealized gain (loss) on open futures contracts	357,283
Total equity in brokers' trading accounts	1,692,639
Cash and cash equivalents	464,418
Securities owned, at fair value (cost $9,305,063)	8,679,388
Receivable from General Partner (See Note 5)	334,842
Interest receivable, net	178
Total assets	$11,171,465

Futures Contracts owned by Global 1 Class Units at December 31, 2022

	Expiration date	No. of long contracts	No. of short contracts	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals				$89,789	0.82%	$(20,621)	(0.19)%	$69,168	0.63%
Currencies				7,049	0.06%	(18,843)	(0.17)%	(11,794)	(0.11)%
Energy				8,177	0.08%	11,158	0.10%	19,335	0.18%
Interest rates				(19,481)	(0.18)%	18,068	0.17%	(1,413)	(0.01)%
Meats				9,532	0.09%	(291)	—%	9,241	0.08%
Metals				24,226	0.22%	298	—%	24,524	0.22%
Soft commodities				12,056	0.11%	(5,065)	(0.05)%	6,991	0.06%
Stock indices				(4,275)	(0.04)%	33,487	0.31%	29,212	0.27%
Total U.S. Futures Positions				127,073		18,191		145,264

Foreign Futures Positions:
Agriculturals				(123)	—%	(448)	—%	(571)	—%
Energy				(7,649)	(0.07)%	(7,451)	(0.07)%	(15,100)	(0.14)%
Interest rates
Euro bund	Mar-23	—	15	(2,640)	(0.02)%	112,865	1.03%	110,225	1.01%
Other interest rates				(29,724)	(0.27)%	153,438	1.41%	123,714	1.14%
Metals				4,455	0.04%	901	0.01%	5,356	0.05%
Soft commodities				13,775	0.13%	14,267	0.13%	28,042	0.26%
Stock indices				(40,031)	(0.37)%	384	—%	(39,647)	(0.36)%
Total Foreign Futures Positions				(61,937)		273,956		212,019
Total Futures Contracts				$65,136	0.60%	$292,147	2.68%	$357,283	3.28%

*  No individual futures contract position, other than those presented, constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 1 Class Units at December 31, 2022

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description ***	Fair Value	(net asset value)
$1,396,435	11/3/2023-4/11/2025	Federal Farm Credit Banks, 0.2%-2.9% **	$1,334,850	12.24%
873,500	8/26/2024	Federal Home Loan Banks, 0.5%	817,364	7.50%
873,500	9/30/2024	Federal Home Loan Banks, 0.5%	813,823	7.46%
2,678,733	4/15/2024-5/19/2025	Other Federal Home Loan Banks, 0.4%-3.5% **	2,552,579	23.41%
582,333	12/15/2023	Federal National Mortgage Assoc., 0.3%	557,932	5.12%
		Total U.S. Government-sponsored enterprises (cost $6,401,760)	$6,076,548	55.73%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$145,583	2/23/2023	U.S. Treasury bill, 1.2%	$145,333	1.33%
582,333	5/31/2023	U.S. Treasury note, 0.2%	582,191	5.34%
		Total U.S. Government securities (cost $725,343)	$727,524	6.67%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
88,922	U.S. Exchange-traded funds (cost $2,177,960) **	$1,875,316	17.20%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 1 Class Units at December 31, 2022 (cost of $9,305,063)	$8,679,388	79.60%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

***All or a portion of these positions are related to the General Partner's contribution (see Note 5).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 2 Class Units

Assets by Class of Units	December 31, 2022
Equity in brokers' trading accounts:
Cash	$37,430
Net unrealized gain (loss) on open futures contracts	10,016
Total equity in brokers' trading accounts	47,446
Cash and cash equivalents	13,018
Securities owned, at fair value (cost $260,819)	243,281
Receivable from General Partner (See Note 5)	9,386
Interest receivable, net	5
Total assets	$313,136

Futures Contracts owned by Global 2 Class Units at December 31, 2022

	Expiration date	No. of long contracts	No. of short contracts	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals				$2,517	0.82%	$(578)	(0.19)%	$1,939	0.63%
Currencies				198	0.06%	(528)	(0.17)%	(330)	(0.11)%
Energy				229	0.08%	313	0.10%	542	0.18%
Interest rates				(546)	(0.18)%	506	0.17%	(40)	(0.01)%
Meats				267	0.09%	(8)	—%	259	0.08%
Metals				679	0.22%	8	—%	687	0.22%
Soft commodities				338	0.11%	(142)	(0.05)%	196	0.06%
Stock indices				(120)	(0.04)%	939	0.31%	819	0.27%
Total U.S. Futures Positions				3,562		510		4,072

Foreign Futures Positions:
Agriculturals				(3)	—%	(13)	—%	(16)	—%
Energy				(214)	(0.07)%	(209)	(0.07)%	(423)	(0.14)%
Interest rates
Euro bund	Mar-23	—	—	(74)	(0.02)%	3,164	1.03%	3,090	1.01%
Other interest rates				(833)	(0.27)%	4,301	1.41%	3,468	1.14%
Metals				125	0.04%	25	0.01%	150	0.05%
Soft commodities				386	0.13%	400	0.13%	786	0.26%
Stock indices				(1,122)	(0.37)%	11	—%	(1,111)	(0.36)%
Total Foreign Futures Positions				(1,735)		7,679		5,944
Total Futures Contracts				$1,827	0.60%	$8,189	2.68%	$10,016	3.28%

*  No individual futures contract position, other than those presented, constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 2 Class Units at December 31, 2022

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description ***	Fair Value	(net asset value)
$39,142	11/3/2023-4/11/2025	Federal Farm Credit Banks, 0.2%-2.9% **	$37,416	12.24%
24,484	8/26/2024	Federal Home Loan Banks, 0.5%	22,910	7.50%
24,484	9/30/2024	Federal Home Loan Banks, 0.5%	22,811	7.46%
75,084	4/15/2024-5/19/2025	Other Federal Home Loan Banks, 0.4%-3.5% **	71,547	23.41%
16,323	12/15/2023	Federal National Mortgage Assoc., 0.3%	15,639	5.12%
		Total U.S. Government-sponsored enterprises (cost $179,440)	$170,323	55.73%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$4,081	2/23/2023	U.S. Treasury bill, 1.2%	$4,074	1.33%
16,323	5/31/2023	U.S. Treasury note, 0.2%	16,319	5.34%
		Total U.S. Government securities (cost $20,331)	$20,393	6.67%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
2,492	U.S. Exchange-traded funds (cost $61,048) **	$52,565	17.20%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 2 Class Units at December 31, 2022 (cost of $260,819)	$243,281	79.60%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

***All or a portion of these positions are related to the General Partner's contribution (see Note 5).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class A Units

Assets by Class of Units	December 31, 2021
Equity in brokers' trading accounts:
Cash	$592,884
Net unrealized gain (loss) on open futures contracts	20,566
Net unrealized gain (loss) on open swap contracts	(54,332)
Total equity in brokers' trading accounts	559,118
Cash and cash equivalents	149,009
Securities owned, at fair value (cost $3,099,456)	3,078,921
Total assets	$3,787,048

Futures and Swap Contracts owned by Class A Units at December 31, 2021

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$1,439	0.04%	$(2,318)	(0.06)%	$(879)	(0.02)%
Currencies	222	—%	(14,296)	(0.38)%	(14,074)	(0.38)%
Energy	(578)	(0.01)%	2,018	0.05%	1,440	0.04%
Interest rates	(258)	(0.01)%	8,456	0.23%	8,198	0.22%
Meats	1,101	0.03%	(317)	(0.01)%	784	0.02%
Metals	6,618	0.17%	(3,495)	(0.09)%	3,123	0.08%
Soft commodities	5,434	0.14%	(535)	(0.01)%	4,899	0.13%
Stock indices	3,861	0.10%	(3,577)	(0.09)%	284	0.01%
Total U.S. Futures Positions	17,839		(14,064)		3,775

Foreign Futures Positions:
Agriculturals	(435)	(0.01)%	—	—%	(435)	(0.01)%
Energy	(394)	(0.01)%	—	—%	(394)	(0.01)%
Interest rates	(9,591)	(0.26)%	17,910	0.48%	8,319	0.22%
Metals	10,289	0.28%	(9,803)	(0.27)%	486	0.01%
Soft commodities	2,185	0.06%	—	—%	2,185	0.06%
Stock indices	10,386	0.28%	(3,756)	(0.10)%	6,630	0.18%
Total Foreign Futures Positions	12,440		4,351		16,791
Total Futures Contracts	$30,279	0.81%	$(9,713)	(0.26)%	$20,566	0.55%

Swap Contracts
Deutsche Bank total return swap, Termination date June 30, 2025	$(54,332)	(1.46)%	$—	—%	$(54,332)	(1.46)%

Total Futures and Swap Contracts	$(24,053)	(0.65)%	$(9,713)	(0.26)%	$(33,766)	(0.91)%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class A Units at December 31, 2021

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$403,700	11/3/2023-6/17/2024	Federal Farm Credit Banks, 0.2%-0.7% **	$403,151	10.80%
275,500	8/26/2024	Federal Home Loan Banks, 0.5%	275,979	7.40%
275,500	9/30/2024	Federal Home Loan Banks, 0.5%	275,849	7.39%
734,668	4/15/2024-11/25/2024	Other Federal Home Loan Banks, 0.4%-1.0% **	735,345	19.71%
183,667	12/15/2023	Federal National Mortgage Assoc., 0.3%	183,693	4.92%
		Total U.S. Government-sponsored enterprises (cost $1,872,171)	$1,874,017	50.22%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$367,334	6/23/2022-12/1/2022	U.S. Treasury bills, 0.2%-0.3% **	$366,769	9.83%
183,667	5/31/2023	U.S. Treasury note, 0.2%	183,468	4.92%
		Total U.S. Government securities (cost $550,102)	$550,237	14.75%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
29,056	U.S. Exchange-traded funds (cost $677,183) **	$654,667	17.54%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class A Units at December 31, 2021 (cost of $3,099,456)	$3,078,921	82.51%

**No individual position constituted greater than 5 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class B Units

Assets by Class of Units	December 31, 2021
Equity in brokers' trading accounts:
Cash	$3,876,724
Net unrealized gain (loss) on open futures contracts	134,478
Net unrealized gain (loss) on open swap contracts	(355,261)
Total equity in brokers' trading accounts	3,655,941
Cash and cash equivalents	974,329
Securities owned, at fair value (cost $20,266,585)	20,132,310
Total assets	$24,762,580

Futures and Swap Contracts owned by Class B Units at December 31, 2021

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$9,410	0.04%	$(15,157)	(0.06)%	$(5,747)	(0.02)%
Currencies	1,449	—%	(93,474)	(0.38)%	(92,025)	(0.38)%
Energy	(3,777)	(0.01)%	13,199	0.05%	9,422	0.04%
Interest rates	(1,690)	(0.01)%	55,294	0.23%	53,604	0.22%
Meats	7,198	0.03%	(2,071)	(0.01)%	5,127	0.02%
Metals	43,270	0.17%	(22,854)	(0.09)%	20,416	0.08%
Soft commodities	35,532	0.14%	(3,500)	(0.01)%	32,032	0.13%
Stock indices	25,248	0.10%	(23,390)	(0.09)%	1,858	0.01%
Total U.S. Futures Positions	116,640		(91,953)		24,687

Foreign Futures Positions:
Agriculturals	(2,844)	(0.01)%	—	—%	(2,844)	(0.01)%
Energy	(2,574)	(0.01)%	—	—%	(2,574)	(0.01)%
Interest rates	(62,711)	(0.26)%	117,110	0.48%	54,399	0.22%
Metals	67,274	0.28%	(64,100)	(0.27)%	3,174	0.01%
Soft commodities	14,285	0.06%	—	—%	14,285	0.06%
Stock indices	67,908	0.28%	(24,557)	(0.10)%	43,351	0.18%
Total Foreign Futures Positions	81,338		28,453		109,791
Total Futures Contracts	$197,978	0.81%	$(63,500)	(0.26)%	$134,478	0.55%

Swap Contracts
Deutsche Bank total return swap, Termination date June 30, 2025	$(355,261)	(1.46)%	$—	—%	$(355,261)	(1.46)%

Total Futures and Swap Contracts	$(157,283)	(0.65)%	$(63,500)	(0.26)%	$(220,783)	(0.91)%

* No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class B Units at December 31, 2021

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,639,695	11/3/2023-6/17/2024	Federal Farm Credit Banks, 0.2%-0.7% **	$2,636,106	10.80%
1,801,430	8/26/2024	Federal Home Loan Banks, 0.5%	1,804,557	7.40%
1,801,430	9/30/2024	Federal Home Loan Banks, 0.5%	1,803,706	7.39%
4,803,812	4/15/2024-11/25/2024	Other Federal Home Loan Banks, 0.4%-1.0% **	4,808,245	19.71%
1,200,953	12/15/2023	Federal National Mortgage Assoc., 0.3%	1,201,124	4.92%
		Total U.S. Government-sponsored enterprises (cost $12,241,668)	$12,253,738	50.22%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,401,906	6/23/2022-12/1/2022	U.S. Treasury bills, 0.2%-0.3% **	$2,398,211	9.83%
1,200,953	5/31/2023	U.S. Treasury note, 0.2%	1,199,651	4.92%
		Total U.S. Government securities (cost $3,596,981)	$3,597,862	14.75%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
189,991	U.S. Exchange-traded funds (cost $4,427,936) **	$4,280,710	17.54%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class B Units at December 31, 2021 (cost of $20,266,585)	$20,132,310	82.51%

**No individual position constituted greater than 5 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 1 Class Units

Assets by Class of Units	December 31, 2021
Equity in brokers' trading accounts:
Cash	$59,738
Net unrealized gain (loss) on open futures contracts	2,072
Net unrealized gain (loss) on open swap contracts	(5,474)
Total equity in brokers' trading accounts	56,336
Cash and cash equivalents	15,014
Securities owned, at fair value (cost $312,295)	310,225
Total assets	$381,575

Futures and Swap Contracts owned by Legacy 1 Class Units at December 31, 2021

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$145	0.04%	$(234)	(0.06)%	$(89)	(0.02)%
Currencies	22	—%	(1,440)	(0.38)%	(1,418)	(0.38)%
Energy	(58)	(0.01)%	203	0.05%	145	0.04%
Interest rates	(25)	(0.01)%	852	0.23%	827	0.22%
Meats	111	0.03%	(32)	(0.01)%	79	0.02%
Metals	667	0.17%	(352)	(0.09)%	315	0.08%
Soft commodities	548	0.14%	(54)	(0.01)%	494	0.13%
Stock indices	389	0.10%	(361)	(0.09)%	28	0.01%
Total U.S. Futures Positions	1,799		(1,418)		381

Foreign Futures Positions:
Agriculturals	(44)	(0.01)%	—	—%	(44)	(0.01)%
Energy	(40)	(0.01)%	—	—%	(40)	(0.01)%
Interest rates	(966)	(0.26)%	1,804	0.48%	838	0.22%
Metals	1,037	0.28%	(988)	(0.27)%	49	0.01%
Soft commodities	220	0.06%	—	—%	220	0.06%
Stock indices	1,046	0.28%	(378)	(0.10)%	668	0.18%
Total Foreign Futures Positions	1,253		438		1,691
Total Futures Contracts	$3,052	0.81%	$(980)	(0.26)%	$2,072	0.55%

Swap Contracts
Deutsche Bank total return swap, Termination date June 30, 2025	$(5,474)	(1.46)%	$—	—%	$(5,474)	(1.46)%

Total Futures and Swap Contracts	$(2,422)	(0.65)%	$(980)	(0.26)%	$(3,402)	(0.91)%

* No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 1 Class Units at December 31, 2021

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$40,676	11/3/2023-6/17/2024	Federal Farm Credit Banks, 0.2%-0.7% **	$40,621	10.80%
27,759	8/26/2024	Federal Home Loan Banks, 0.5%	27,807	7.40%
27,759	9/30/2024	Federal Home Loan Banks, 0.5%	27,793	7.39%
74,024	4/15/2024-11/25/2024	Other Federal Home Loan Banks, 0.4%-1.0% **	74,092	19.71%
18,506	12/15/2023	Federal National Mortgage Assoc., 0.3%	18,508	4.92%
		Total U.S. Government-sponsored enterprises (cost $188,636)	$188,821	50.22%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$37,012	6/23/2022-12/1/2022	U.S. Treasury bills, 0.2%-0.3% **	$36,955	9.83%
18,506	5/31/2023	U.S. Treasury note, 0.2%	18,486	4.92%
		Total U.S. Government securities (cost $55,427)	$55,441	14.75%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
2,927	U.S. Exchange-traded funds (cost $68,232) **	$65,963	17.54%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 1 Class Units at December 31, 2021 (cost of $312,295)	$310,225	82.51%

**No individual position constituted greater than 5 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 2 Class Units

Assets by Class of Units	December 31, 2021
Equity in brokers' trading accounts:
Cash	$49,891
Net unrealized gain (loss) on open futures contracts	1,731
Net unrealized gain (loss) on open swap contracts	(4,572)
Total equity in brokers' trading accounts	47,050
Cash and cash equivalents	12,539
Securities owned, at fair value (cost $260,817)	259,089
Total assets	$318,678

Futures and Swap Contracts owned by Legacy 2 Class Units at December 31, 2021

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$121	0.04%	$(195)	(0.06)%	$(74)	(0.02)%
Currencies	19	—%	(1,203)	(0.38)%	(1,184)	(0.38)%
Energy	(49)	(0.01)%	170	0.05%	121	0.04%
Interest rates	(22)	(0.01)%	712	0.23%	690	0.22%
Meats	93	0.03%	(27)	(0.01)%	66	0.02%
Metals	557	0.17%	(294)	(0.09)%	263	0.08%
Soft commodities	457	0.14%	(45)	(0.01)%	412	0.13%
Stock indices	325	0.10%	(301)	(0.09)%	24	0.01%
Total U.S. Futures Positions	1,501		(1,183)		318

Foreign Futures Positions:
Agriculturals	(36)	(0.01)%	—	—%	(36)	(0.01)%
Energy	(33)	(0.01)%	—	—%	(33)	(0.01)%
Interest rates	(807)	(0.26)%	1,507	0.48%	700	0.22%
Metals	865	0.28%	(825)	(0.27)%	40	0.01%
Soft commodities	184	0.06%	—	—%	184	0.06%
Stock indices	874	0.28%	(316)	(0.10)%	558	0.18%
Total Foreign Futures Positions	1,047		366		1,413
Total Futures Contracts	$2,548	0.81%	$(817)	(0.26)%	$1,731	0.55%

Swap Contracts
Deutsche Bank total return swap, Termination date June 30, 2025	$(4,572)	(1.46)%	$—	—%	$(4,572)	(1.46)%

Total Futures and Swap Contracts	$(2,024)	(0.65)%	$(817)	(0.26)%	$(2,841)	(0.91)%

* No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 2 Class Units at December 31, 2021

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$33,971	11/3/2023-6/17/2024	Federal Farm Credit Banks, 0.2%-0.7% **	$33,925	10.80%
23,183	8/26/2024	Federal Home Loan Banks, 0.5%	23,223	7.40%
23,183	9/30/2024	Federal Home Loan Banks, 0.5%	23,212	7.39%
61,822	4/15/2024-11/25/2024	Other Federal Home Loan Banks, 0.4%-1.0% **	61,879	19.71%
15,455	12/15/2023	Federal National Mortgage Assoc., 0.3%	15,458	4.92%
		Total U.S. Government-sponsored enterprises (cost $157,541)	$157,697	50.22%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$30,911	6/23/2022-12/1/2022	U.S. Treasury bills, 0.2%-0.3% **	$30,863	9.83%
15,455	5/31/2023	U.S. Treasury note, 0.2%	15,439	4.92%
		Total U.S. Government securities (cost $46,291)	$46,302	14.75%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
2,445	U.S. Exchange-traded funds (cost $56,985) **	$55,090	17.54%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 2 Class Units at December 31, 2021 (cost of $260,817)	$259,089	82.51%

**No individual position constituted greater than 5 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 1 Class Units

Assets by Class of Units	December 31, 2021
Equity in brokers' trading accounts:
Cash	$1,816,003
Net unrealized gain (loss) on open futures contracts	62,995
Net unrealized gain (loss) on open swap contracts	(166,417)
Total equity in brokers' trading accounts	1,712,581
Cash and cash equivalents	456,413
Securities owned, at fair value (cost $9,493,631)	9,430,731
Total assets	$11,599,725

Futures and Swap Contracts owned by Global 1 Class Units at December 31, 2021

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$4,408	0.04%	$(7,100)	(0.06)%	$(2,692)	(0.02)%
Currencies	678	—%	(43,787)	(0.38)%	(43,109)	(0.38)%
Energy	(1,769)	(0.01)%	6,183	0.05%	4,414	0.04%
Interest rates	(792)	(0.01)%	25,902	0.23%	25,110	0.22%
Meats	3,372	0.03%	(970)	(0.01)%	2,402	0.02%
Metals	20,269	0.17%	(10,706)	(0.09)%	9,563	0.08%
Soft commodities	16,645	0.14%	(1,639)	(0.01)%	15,006	0.13%
Stock indices	11,827	0.10%	(10,957)	(0.09)%	870	0.01%
Total U.S. Futures Positions	54,638		(43,074)		11,564

Foreign Futures Positions:
Agriculturals	(1,332)	(0.01)%	—	—%	(1,332)	(0.01)%
Energy	(1,205)	(0.01)%	—	—%	(1,205)	(0.01)%
Interest rates	(29,377)	(0.26)%	54,859	0.48%	25,482	0.22%
Metals	31,514	0.28%	(30,027)	(0.27)%	1,487	0.01%
Soft commodities	6,692	0.06%	—	—%	6,692	0.06%
Stock indices	31,811	0.28%	(11,504)	(0.10)%	20,307	0.18%
Total Foreign Futures Positions	38,103		13,328		51,431
Total Futures Contracts	$92,741	0.81%	$(29,746)	(0.26)%	$62,995	0.55%

Swap Contracts
Deutsche Bank total return swap, Termination date June 30, 2025	$(166,417)	(1.46)%	$—	—%	$(166,417)	(1.46)%

Total Futures and Swap Contracts	$(73,676)	(0.65)%	$(29,746)	(0.26)%	$(103,422)	(0.91)%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 1 Class Units at December 31, 2021

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,236,532	11/3/2023-6/17/2024	Federal Farm Credit Banks, 0.2%-0.7% **	$1,234,851	10.80%
843,857	8/26/2024	Federal Home Loan Banks, 0.5%	845,323	7.40%
843,857	9/30/2024	Federal Home Loan Banks, 0.5%	844,924	7.39%
2,250,286	4/15/2024-11/25/2024	Other Federal Home Loan Banks, 0.4%-1.0% **	2,252,363	19.71%
562,572	12/15/2023	Federal National Mortgage Assoc., 0.3%	562,651	4.92%
		Total U.S. Government-sponsored enterprises (cost $5,734,458)	$5,740,112	50.22%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,125,143	6/23/2022-12/1/2022	U.S. Treasury bills, 0.2%-0.3% **	$1,123,412	9.83%
562,572	5/31/2023	U.S. Treasury note, 0.2%	561,962	4.92%
		Total U.S. Government securities (cost $1,684,961)	$1,685,374	14.75%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
88,999	U.S. Exchange-traded funds (cost $2,074,212) **	$2,005,245	17.54%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 1 Class Units at December 31, 2021 (cost of $9,493,631)	$9,430,731	82.51%

**No individual position constituted greater than 5 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 2 Class Units

Assets by Class of Units	December 31, 2021
Equity in brokers' trading accounts:
Cash	$59,516
Net unrealized gain (loss) on open futures contracts	2,064
Net unrealized gain (loss) on open swap contracts	(5,454)
Total equity in brokers' trading accounts	56,126
Cash and cash equivalents	14,958
Securities owned, at fair value (cost $311,133)	309,072
Total assets	$380,156

Futures and Swap Contracts owned by Global 2 Class Units at December 31, 2021

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$145	0.04%	$(233)	(0.06)%	$(88)	(0.02)%
Currencies	22	—%	(1,435)	(0.38)%	(1,413)	(0.38)%
Energy	(58)	(0.01)%	203	0.05%	145	0.04%
Interest rates	(26)	(0.01)%	849	0.23%	823	0.22%
Meats	110	0.03%	(32)	(0.01)%	78	0.02%
Metals	664	0.17%	(351)	(0.09)%	313	0.08%
Soft commodities	545	0.14%	(54)	(0.01)%	491	0.13%
Stock indices	388	0.10%	(359)	(0.09)%	29	0.01%
Total U.S. Futures Positions	1,790		(1,412)		378

Foreign Futures Positions:
Agriculturals	(44)	(0.01)%	—	—%	(44)	(0.01)%
Energy	(39)	(0.01)%	—	—%	(39)	(0.01)%
Interest rates	(963)	(0.26)%	1,798	0.48%	835	0.22%
Metals	1,033	0.28%	(984)	(0.27)%	49	0.01%
Soft commodities	219	0.06%	—	—%	219	0.06%
Stock indices	1,043	0.28%	(377)	(0.10)%	666	0.18%
Total Foreign Futures Positions	1,249		437		1,686
Total Futures Contracts	$3,039	0.81%	$(975)	(0.26)%	$2,064	0.55%

Swap Contracts
Deutsche Bank total return swap, Termination date June 30, 2025	$(5,454)	(1.46)%	$—	—%	$(5,454)	(1.46)%

Total Futures and Swap Contracts	$(2,415)	(0.65)%	$(975)	(0.26)%	$(3,390)	(0.91)%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 2 Class Units at December 31, 2021

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$40,525	11/3/2023-6/17/2024	Federal Farm Credit Banks, 0.2%-0.7% **	$40,470	10.80%
27,656	8/26/2024	Federal Home Loan Banks, 0.5%	27,704	7.40%
27,656	9/30/2024	Federal Home Loan Banks, 0.5%	27,691	7.39%
73,748	4/15/2024-11/25/2024	Other Federal Home Loan Banks, 0.4%-1.0% **	73,816	19.71%
18,437	12/15/2023	Federal National Mortgage Assoc., 0.3%	18,440	4.92%
		Total U.S. Government-sponsored enterprises (cost $187,934)	$188,121	50.22%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$36,874	6/23/2022-12/1/2022	U.S. Treasury bills, 0.2%-0.3% **	$36,817	9.83%
18,437	5/31/2023	U.S. Treasury note, 0.2%	18,416	4.92%
		Total U.S. Government securities (cost $55,221)	$55,233	14.75%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
2,917	U.S. Exchange-traded funds (cost $67,978) **	$65,718	17.54%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 2 Class Units at December 31, 2021 (cost of $311,133)	$309,072	82.51%

**No individual position constituted greater than 5 percent of partners’ capital (net asset value).

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 3 Class Units at December 31, 2021

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$901	11/3/2023-6/17/2024	Federal Farm Credit Banks, 0.2%-0.7% **	$900	10.81%
615	8/26/2024	Federal Home Loan Banks, 0.5%	616	7.40%
615	9/30/2024	Federal Home Loan Banks, 0.5%	616	7.40%
1,640	4/15/2024-11/25/2024	Other Federal Home Loan Banks, 0.4%-1.0% **	1,641	19.70%
410	12/15/2023	Federal National Mortgage Assoc., 0.3%	410	4.92%
		Total U.S. Government-sponsored enterprises (cost $4,179)	$4,183	50.23%

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$820	6/23/2022-12/1/2022	U.S. Treasury bills, 0.2%-0.3% **	$819	9.83%
410	5/31/2023	U.S. Treasury note, 0.2%	409	4.91%
		Total U.S. Government securities (cost $1,228)	$1,228	14.74%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
64	U.S. Exchange-traded funds (cost $1,511) **	$1,461	17.54%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 3 Class Units at December 31, 2021 (cost of $6,918)	$6,872	82.51%

**No individual position constituted greater than 5 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Note 8. Financial Highlights

The following financial highlights and per unit performance reflect activity related to the Partnership. The per unit performance calculations reflect activity related to the Partnership for the years ended December 31, 2022, 2021 and 2020. Total return is based on the change in value during the period of a theoretical investment made by a limited partner at the beginning of each calendar month during the period and is not annualized. The expense ratios below are computed based upon the weighted average net assets of the Limited Partners for the years ended December 31, 2022, 2021, and 2020. Individual limited partners’ ratios may vary from these ratios based on various factors, including but not limited to the timing of capital transactions.

	2022
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units (1)
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$950.90	$759.34	$830.25	$802.66	$843.02	$818.74		$659.82
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (2)	93.81	75.65	82.33	78.96	83.60	82.58		41.53
Net investment loss (2)	(70.64)	(61.85)	(44.36)	(44.16)	(40.65)	(42.83)		(19.17)
Total income (loss) from operations	23.17	13.80	37.97	34.80	42.95	39.75		22.36
Redemption	—	—	—	—	—	—	—	(682.18)
Net asset value per unit at end of period	$974.07	$773.14	$868.22	$837.46	$885.97	$858.49		$—

Total Return (3)	2.44%	1.82%	4.57%	4.33%	5.09%	4.85%		3.39%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees	5.84%	6.52%	3.53%	3.77%	2.98%	3.26%		4.95%
Incentive fees	2.28%	2.30%	2.54%	2.46%	2.59%	2.69%		0.67%
Total expenses	8.12%	8.82%	6.07%	6.23%	5.57%	5.95%		5.62%
Net investment loss (4)	(4.82)%	(5.50)%	(2.51)%	(2.74)%	(1.96)%	(2.25)%		(4.52)%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

	2021
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$900.81	$721.77	$772.63	$748.69	$780.50	$759.80	$620.27
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (2)	121.32	98.07	104.44	100.87	106.28	104.47	83.44
Net investment loss (2)	(71.23)	(60.50)	(46.82)	(46.90)	(43.76)	(45.53)	(43.89)
Total income (loss) from operations	50.09	37.57	57.62	53.97	62.52	58.94	39.55
Net asset value per unit at end of period	$950.90	$759.34	$830.25	$802.66	$843.02	$818.74	$659.82

Total Return	5.56%	5.21%	7.46%	7.21%	8.01%	7.76%	6.38%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees	5.75%	6.46%	3.43%	3.68%	2.87%	3.20%	4.88%
Incentive fees	2.11%	1.88%	2.65%	2.60%	2.77%	2.82%	2.17%
Total expenses	7.86%	8.34%	6.08%	6.28%	5.64%	6.02%	7.05%
Net investment loss (4)	(5.33)%	(6.03)%	(3.00)%	(3.25)%	(2.45)%	(2.77)%	(4.46)%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

	2020
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$992.10	$799.78	$832.28	$808.27	$836.87	$815.99	$677.29
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (2)	(46.46)	(37.72)	(38.02)	(36.95)	(38.05)	(37.22)	(36.47)
Net investment loss (2)	(44.83)	(40.29)	(21.63)	(22.63)	(18.32)	(18.97)	(20.55)
Total income (loss) from operations	(91.29)	(78.01)	(59.65)	(59.58)	(56.37)	(56.19)	(57.02)
Net asset value per unit at end of period	$900.81	$721.77	$772.63	$748.69	$780.50	$759.80	$620.27

Total Return	(9.20)%	(9.75)%	(7.17)%	(7.37)%	(6.74)%	(6.89)%	(8.42)%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees	5.52%	6.22%	3.24%	3.49%	2.70%	2.95%	4.39%
Incentive fees	0.60%	0.54%	0.69%	0.67%	0.78%	0.68%	0.20%
Total expenses	6.12%	6.76%	3.93%	4.16%	3.48%	3.63%	4.59%
Net investment loss (4)	(4.49)%	(5.13)%	(2.20)%	(2.45)%	(1.65)%	(1.90)%	(3.15)%

(1)	Global 3 Class units were closed effective February 28, 2022. The per unit performance activity and expense ratios for the Global 3 Class units is for the two months ended February 28, 2022. The expenses prior to incentive fees and net investment loss are annualized. The incentive fees are not annualized.
(2)	Net investment loss per unit is calculated by dividing the expenses net of interest income by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(3)	The 2022 Total Return before the General Partner contribution (see Note 5) is (0.71)% for the Class A units, (1.24)% for the Class B units, 1.36% for the Legacy 1 Class units, 1.13% for the Legacy 2 Class units, 1.94% for the Global 1 Class units and 1.63% for the Global 2 Class units.
(4)	Excludes incentive fee.

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

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs, interbank market makers and swap counterparties at December 31, 2022 and 2021 was $4,586,226 and $6,456,079, respectively, which was 12.25% and 15.89% of the net asset value, respectively, and is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.

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

Certain global events such as the Russian-Ukrainian war, have had and continue to have disruptive and negative impacts, on markets worldwide. Prolonged periods of global economic uncertainty, volatility or slowdown may adversely impact the Partnership. As a result, the Partnership could lose money over short periods of time due to short-term volatility or market movements and over longer periods of time during more prolonged market downturns. During a general market downturn, multiple asset classes may be negatively affected. Changes in market conditions and interest rates can have the same impact on all types of securities and instruments.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

For the year ended December 31, 2022, the monthly average number of futures contracts bought and sold was 3,768, and the monthly average number of forward contracts bought and sold was 0. For the year ended December 31, 2021, the monthly average number of futures contracts bought and sold was 4,806 and the monthly average number of forward contracts bought and sold was 59. For the year ended December 31, 2020, the monthly average number of futures contracts bought and sold was 4,034 and the monthly average number of forward contracts bought and sold was 219. There was one swap contract transaction during the years ending December 31, 2022 and 2020. The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments at December 31, 2022 and December 31, 2021

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
Type of Contract	Condition Location	December 31, 2022	December 31, 2022	Fair Value

Agriculturals contracts	Net unrealized gain (loss) on open futures contracts	$326,754	$(91,160)	$235,594

Currencies contracts	Net unrealized gain (loss) on open futures contracts	84,906	(125,411)	(40,505)

Energy contracts	Net unrealized gain (loss) on open futures contracts	95,073	(80,530)	14,543

Interest rates contracts	Net unrealized gain (loss) on open futures contracts	998,551	(199,951)	798,600

Meats contracts	Net unrealized gain (loss) on open futures contracts	33,078	(1,340)	31,738

Metals contracts	Net unrealized gain (loss) on open futures contracts	139,264	(36,642)	102,622

Soft commodities contracts	Net unrealized gain (loss) on open futures contracts	169,949	(49,630)	120,319

Stock indices contracts	Net unrealized gain (loss) on open futures contracts	134,543	(170,382)	(35,839)

Total		$1,982,118	$(755,046)	$1,227,072

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
Type of Contract	Condition Location	December 31, 2021	December 31, 2021	Fair Value

Agriculturals contracts	Net unrealized gain (loss) on open futures contracts	$78,449	$(92,756)	$(14,307)

Currencies contracts	Net unrealized gain (loss) on open futures contracts	82,177	(235,432)	(153,255)

Energy contracts	Net unrealized gain (loss) on open futures contracts	51,769	(40,364)	11,405

Interest rates contracts	Net unrealized gain (loss) on open futures contracts	347,549	(167,687)	179,862

Meats contracts	Net unrealized gain (loss) on open futures contracts	12,651	(4,114)	8,537

Metals contracts	Net unrealized gain (loss) on open futures contracts	228,905	(189,619)	39,286

Soft commodities contracts	Net unrealized gain (loss) on open futures contracts	101,421	(24,286)	77,135

Stock indices contracts	Net unrealized gain (loss) on open futures contracts	174,098	(98,809)	75,289

Total		$1,077,019	$(853,067)	$223,952

Swap contracts*	Net unrealized gain (loss) on open swap contracts	$—	$(591,631)	$(591,631)

*At December 31, 2021, the sector exposure of the CTA index underlying the swap was:

Deutsche Bank total return swap, termination date June 30, 2025
Interest rate contracts	26%
Stock indices contracts	23%
Forward currency contracts	51%
Total	100%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020

		Years Ended December 31,
Type of Contract	Line Item in Consolidated Statements of Operations	2022	2021	2020
Futures contracts
Agriculturals contracts	Net gains (losses) from futures trading	$259,508	$1,021,263	$1,176,839
Currencies contracts	Net gains (losses) from futures trading	1,212,759	(13,627)	505,665
Energy contracts	Net gains (losses) from futures trading	677,902	2,912,130	(105,207)
Interest rates contracts	Net gains (losses) from futures trading	3,622,349	(423,325)	2,129,265
Meats contracts	Net gains (losses) from futures trading	(525,619)	(202,306)	91,806
Metals contracts	Net gains (losses) from futures trading	947,102	(249,816)	1,373,206
Soft commodities contracts	Net gains (losses) from futures trading	(516,478)	1,783,024	373,043
Stock indices contracts	Net gains (losses) from futures trading	63,234	893,886	(1,642,386)
Total futures contracts	Net gains (losses) from futures trading	5,740,757	5,721,229	3,902,231
Forward currency contracts	Net gains (losses) from forward currency trading	—	86,650	(238,576)
Swap contracts	Net gains (losses) from swap trading	(330,498)	828,940	(6,594,230)

Total		$5,410,259	$6,636,819	$(2,930,575)

Line Item in Consolidated Statements of Operations	For years ended December 31,
	2022	2021	2020

Net gains (losses) from futures trading
Realized	$4,737,637	$7,061,115	$2,740,200
Change in unrealized	1,003,120	(1,339,886)	1,162,031
Total realized and change in unrealized net gains (losses) from futures trading	$5,740,757	$5,721,229	$3,902,231

Net gains (losses) from forward currency trading
Realized	$—	$22,721	$(243,720)
Change in unrealized	—	63,929	5,144
Total realized and change in unrealized net gains (losses) from forward currency trading	$—	$86,650	$(238,576)

Net gains (losses) from swap trading
Realized	$(922,129)	$—	$(2,136,220)
Change in unrealized	591,631	828,940	(4,458,010)
Total realized and change in unrealized net gains (losses) from swap trading	$(330,498)	$828,940	$(6,594,230)

Total realized and change in unrealized net gains (losses) from futures, forward currency and swap trading	$5,410,259	$6,636,819	$(2,930,575)

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition.

Offsetting of Derivative Assets

As of December 31, 2022

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$1,982,118	$(755,046)	$1,227,072

Offsetting of Derivative Liabilities

As of December 31, 2022

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$755,046	$(755,046)	$—

Derivative Assets and Liabilities and Collateral Received by Counterparty

As of December 31, 2022

		Gross Amounts Not Offset in the Consolidated
		Statements of Financial Condition
	Net Amount of
	Unrealized Gain/(Loss)
	Presented in
	the Consolidated
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Pledged	Net Amount

ADM Investor Services, Inc.	$513,483	$—	$—	$513,483
Rosenthal Collins Group Division of Marex Spectron	713,589	—	—	713,589
Total	$1,227,072	$—	$—	$1,227,072

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

Note 12. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through date of issuance of the accompanying consolidated financial statements. Subsequent to December 31, 2022, there were redemptions paid from the Partnership totaling approximately $829,000.

The General Partner made a contribution to the Partnership of $1,150,000 on March 13, 2023 (see Note 5).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: March 31, 2023	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David M. Kavanagh and Maureen O’Rourke, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2023.

Signature	Title

/s/ David M. Kavanagh	President (Principal Executive Officer)
David M. Kavanagh

/s/ Maureen O’Rourke	Chief Financial Officer (Principal
Maureen O’Rourke	Financial and Accounting Officer)