Form 10-Q
period 2023-06-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2023-08-14
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED June 30, 2023

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Equity in brokers' trading accounts:
Cash	$5,716,546	$4,586,226
Net unrealized gain (loss) on open futures contracts	2,358,302	1,227,072
Total equity in brokers' trading accounts	8,074,848	5,813,298
Cash and cash equivalents	3,562,126	1,595,024
Securities owned, at fair value (cost $27,395,336 and $31,957,862, respectively)	25,465,012	29,809,006
Receivable from General Partner (See Note 5)	—	1,150,000
Interest receivable, net	32,478	612
Total assets	$37,134,464	$38,367,940
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$181,831	$194,082
Accrued incentive fees	221,669	11,327
Organization and offering costs payable	8,589	8,968
Accrued operating expenses	7,685	7,986
Redemptions payable to limited partners	379,728	695,910
Total liabilities	799,502	918,273
Partners' Capital (Net Asset Value)
General Partner
Class A (231.29 units outstanding at both June 30, 2023 and December 31, 2022)	230,517	225,297
Legacy 2 Class (250.67 units outstanding at both June 30, 2023 and December 31, 2022)	216,853	209,927
GP Class (see Note 5)	203,896	—

Limited Partners
Class A (3,537.47 units outstanding at both June 30, 2023 and December 31, 2022)	3,525,566	3,445,730
Class B (25,819.76 and 28,287.24 units outstanding at June 30, 2023 and December 31, 2022, respectively)	20,366,947	21,870,064
Legacy 1 Class (427.56 units outstanding at both June 30, 2023 and December 31, 2022)	383,919	371,216
Legacy 2 Class (140.55 units outstanding at both June 30, 2023 and December 31, 2022)	121,583	117,701
Global 1 Class (11,946.71 and 12,307.53 units outstanding at June 30, 2023 and December 31, 2022, respectively)	10,975,383	10,904,093
Global 2 Class (348.99 and 356.02 units outstanding at June 30, 2023 and December 31, 2022, respectively)	310,298	305,639
Total partners' capital (net asset value)	36,334,962	37,449,667
Total liabilities and partners' capital (net asset value)	$37,134,464	$38,367,940

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

June 30, 2023

(Unaudited)

Futures Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(68,436)	(0.19)%	$(52,803)	(0.14)%	$(121,239)	(0.33)%
Currencies	102,146	0.28%	157,072	0.43%	259,218	0.71%
Energy	59,454	0.16%	(30,979)	(0.08)%	28,475	0.08%
Interest rates	(4,014)	(0.01)%	326,796	0.90%	322,782	0.89%
Meats	614,313	1.69%	(1,448)	—%	612,865	1.69%
Metals	17,027	0.05%	112,672	0.31%	129,699	0.36%
Soft commodities	80,978	0.22%	29,148	0.08%	110,126	0.30%
Stock indices	166,220	0.46%	(10,667)	(0.03)%	155,553	0.43%
Total U.S. Futures Positions	967,688		529,791		1,497,479

Foreign Futures Positions:
Agriculturals	—	—%	1,239	—%	1,239	—%
Energy	—	—%	(28,010)	(0.08)%	(28,010)	(0.08)%
Interest rates	12,538	0.03%	643,092	1.77%	655,630	1.80%
Metals	(88,179)	(0.24)%	76,314	0.21%	(11,865)	(0.03)%
Soft commodities	80,792	0.22%	—	—%	80,792	0.22%
Stock indices	176,118	0.49%	(13,081)	(0.04)%	163,037	0.45%
Total Foreign Futures Positions	181,269		679,554		860,823
Total Futures Contracts	$1,148,957	3.16%	$1,209,345	3.33%	$2,358,302	6.49%
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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2023

(Unaudited)

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description ***	Fair Value	(net asset value)
$1,896,000	11/3/2023	Federal Farm Credit Banks, 0.2%	$1,863,499	5.13%
2,900,000	5/6/2024-4/11/2025	Other Federal Farm Credit Banks, 0.4%-2.9% **	2,773,483	7.63%
3,000,000	8/26/2024	Federal Home Loan Banks, 0.5%	2,835,180	7.80%
3,000,000	9/30/2024	Federal Home Loan Banks, 0.5%	2,820,269	7.76%
9,200,000	4/15/2024-5/19/2025	Other Federal Home Loan Banks, 0.4%-3.5% **	8,726,409	24.02%
2,000,000	12/15/2023	Federal National Mortgage Assoc., 0.3%	1,954,464	5.38%
		Total U.S. Government-sponsored enterprises (cost $21,986,587)	$20,973,304	57.72%

U.S. Exchange-traded funds

			Percent of
			Partners' Capital
Shares	Description	Fair Value	(net asset value)
257,400	U.S. Exchange-traded funds (cost $5,408,749) **	$4,491,708	12.36%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $27,395,336)	$25,465,012	70.08%

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

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(Unaudited)		(Unaudited)
Net trading gains (losses)
Net gains (losses) from futures trading
Realized	$1,810,069	$2,444,080	$815,424	$5,603,649
Change in unrealized	2,183,688	(756,173)	1,131,230	234,266
Commissions	(136,343)	(159,562)	(272,987)	(305,126)
Net gains (losses) from futures trading	3,857,414	1,528,345	1,673,667	5,532,789

Net gains (losses) from swap trading
Realized	—	—	—	(922,129)
Change in unrealized	—	—	—	591,631
Net gains (losses) from swap trading	—	—	—	(330,498)

Net gains (losses) from securities
Realized	(30,042)	—	(59,084)	(8,569)
Change in unrealized	35,128	(394,920)	259,092	(654,106)
Net gains (losses) from securities	5,086	(394,920)	200,008	(662,675)

Net trading gains (losses)	3,862,500	1,133,425	1,873,675	4,539,616

Net investment income (loss)
Income
Interest and dividend income, net	133,804	78,928	253,095	131,639
Expenses from operations
Brokerage charge	432,591	515,142	869,276	993,754
Incentive fees	221,669	212,668	222,407	801,008
Organizational and offering costs	25,411	29,915	50,935	58,523
Operating expenses	22,724	26,594	45,498	51,994
Total expenses	702,395	784,319	1,188,116	1,905,279
Net investment loss	$(568,591)	$(705,391)	$(935,021)	$(1,773,640)
Net income (loss)	$3,293,909	$428,034	$938,654	$2,765,976

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations (continued)

(Unaudited)

	Three Months ended June 30, 2023
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$87.53	$68.42	$82.89	$79.41	$85.84	$82.62

Weighted average number of units outstanding	3,768.76	26,237.82	427.56	391.22	12,128.81	348.99

	Three Months Ended June 30, 2022
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3 *
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$8.86	$5.92	$12.17	$11.23	$13.50	$12.55	$—

Weighted average number of units outstanding	3,862.78	30,722.62	440.22	391.22	12,924.45	433.37	—

*Global 3 Class units closed effective as of February 28, 2022. The information presented for Global 3 Class units is for the two months ended February 28, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations (continued)

(Unaudited)

	Six Months ended June 30, 2023
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$22.57	$15.67	$29.71	$27.62	$32.73	$30.65

Weighted average number of units outstanding	3,768.76	26,890.86	427.56	391.22	12,203.42	349.99

	Six Months Ended June 30, 2022
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3 *
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$63.02	$47.99	$64.01	$60.87	$67.25	$64.26	$22.36

Weighted average number of units outstanding	3,880.37	31,211.36	445.64	391.22	13,129.25	442.10	6.31

*Global 3 Class units closed effective as of February 28, 2022. The information presented for Global 3 Class units is for the two months ended February 28, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Six Months Ended June 30, 2023

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount
Partners’ capital,
December 31, 2022	231.29	$225,297	3,537.47	$3,445,730	—	$—	28,287.24	$21,870,064	—	$—	427.56	$371,216	250.67	$209,927	140.55	$117,701
Net increase (decrease) from payments by General Partner (see Note 5)	—	1,106	—	16,922	—	—	—	105,205	—	—	—	1,827	—	1,033	—	579
Redemptions	—	—	—	—	—	—	(1,424.56)	(1,080,769)	—	—	—	—	—	—	—	—
Net income (loss)	—	(16,130)	—	(246,693)	—	—	—	(1,542,808)	—	—	—	(24,562)	—	(14,014)	—	(7,857)
Partners’ capital,
March 31, 2023	231.29	$210,273	3,537.47	$3,215,959	—	$—	26,862.68	$19,351,692	—	$—	427.56	$348,481	250.67	$196,946	140.55	$110,423
Net increase (decrease) from payments by General Partner (see Note 5)	—	165	—	2,523	—	—	—	14,912	—	—	—	274	—	154	—	87
Redemptions	—	—	—	—	—	—	(1,042.92)	(799,603)	—	—	—	—	—	—	—	—
Net income (loss)	—	20,079	—	307,084	—	—	—	1,799,946	—	—	—	35,164	—	19,753	—	11,073
Partners’ capital,
June 30, 2023	231.29	$230,517	3,537.47	$3,525,566	—	$—	25,819.76	$20,366,947	—	$—	427.56	$383,919	250.67	$216,853	140.55	$121,583

Net asset value per General Partner and Limited Partner unit at December 31, 2022		$974.07				$773.14				$868.22				$837.46

Net asset value per General Partner and Limited Partner unit at March 31, 2023		$909.11				$720.39				$815.04				$785.67

Net asset value per General Partner and Limited Partner unit at June 30, 2023		$996.64				$788.81				$897.93				$865.08

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Six Months Ended June 30, 2023

(Unaudited)

	Global 1 Class				Global 2 Class				GP Class *
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner
	Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2022	—	$—	12,307.53	$10,904,093	—	$—	356.02	$305,639	—	$—	$37,449,667
Net increase (decrease) from payments by General Partner (see Note 5)	—	—	—	53,681	—	—	—	1,475	—	(25,028)	156,800
Redemptions	—	—	(61.73)	(52,346)	—	—	(7.03)	(5,975)	—	—	(1,139,090)
Net income (loss)	—	—	—	(706,372)	—	—	—	(19,676)	—	222,857	(2,355,255)
Partners’ capital,
March 31, 2023	—	$—	12,245.80	$10,199,056	—	$—	348.99	$281,463	—	$197,829	$34,112,122
Net increase (decrease) from payments by General Partner (see Note 5)	—	—	—	7,985	—	—	—	221	—	(26,321)	—
Redemptions	—	—	(299.09)	(271,466)	—	—	—	—	—	—	(1,071,069)
Net income (loss)	—	—	—	1,039,808	—	—	—	28,614	—	32,388	3,293,909
Partners’ capital,
June 30, 2023	—	$—	11,946.71	$10,975,383	—	$—	348.99	$310,298	—	$203,896	36,334,962

Net asset value per General Partner and Limited Partner unit at December 31, 2022		$885.97				$858.49

Net asset value per General Partner and Limited Partner unit at March 31, 2023		$832.86				$806.52

Net asset value per General Partner and Limited Partner unit at June 30, 2023		$918.70				$889.14

*See Note 5 regarding the General Partner contribution and GP Class.

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

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Six Months Ended June 30, 2022

(Unaudited)

	Global 1 Class				Global 2 Class				Global 3 Class **
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2021	—	$—	13,558.40	$11,430,041	—	$—	457.53	$374,595	—	$—	12.62	$8,329	$40,634,972
Redemptions	—	—	(506.96)	(445,852)	—	—	(24.16)	(20,779)	—	—	(12.62)	(8,611)	(1,171,203)
Net income (loss)	—	—	—	719,984	—	—	—	23,414	—	—	—	282	2,337,942
Partners’ capital,
March 31, 2022	—	$—	13,051.44	$11,704,173	—	$—	433.37	$377,230	—	$—	—	$—	$41,801,711
Redemptions	—	—	(229.09)	(211,112)	—	—	—	—	—	—	—	—	(1,078,087)
Net income (loss)	—	—	—	178,746	—	—	—	5,438	—	—	—	—	428,034
Partners’ capital,
June 30, 2022	—	$—	12,822.35	$11,671,807	—	$—	433.37	$382,668	—	$—	—	$—	$41,151,658

Net asset value per General Partner and Limited Partner unit at December 31, 2021		$843.02				$818.74				$659.82

Net asset value per General Partner and Limited Partner unit at March 31, 2022		$896.77				$870.45				$—

Net asset value per General Partner and Limited Partner unit at June 30, 2022		$910.27				$883.00				$—

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

GP 1, LLC (“GP 1”)          GP 4, LLC (“GP 4”)          GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”)          GP 8, LLC (“GP 8”)

There were no assets allocated to GP 1 as of June 30, 2023 and GP 1, GP 5, LLC and GP 9, LLC as of December 31, 2022. GP 5, LLC and GP 9, LLC were closed in May 2023.

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

The Partnership follows the provisions of FASB ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed. As of June 30, 2023, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2019.

Organization and offering costs: The General Partner has incurred all expenses in connection with the organization and the continuous public offering of partnership interests and is reimbursed by the Partnership. In addition, the General Partner continues to compensate wholesalers for services rendered to certain Limited Partners. This reimbursement is made monthly and the reimbursement amounts are listed by class in Note 5. In no event, however, will the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any prior year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the organization and the continuous public offering expenses are charged to expense from operations at the time of reimbursement or accrual. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. The Partnership is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. As of June 30, 2023, unreimbursed

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

organization and offering costs incurred by the General Partner were approximately $46,000 and may be reimbursed by the Partnership in the future.

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

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the periods ended June 30, 2023 and 2022, substantially all investments were highly liquid in Level 1 or 2 of the fair value hierarchy as shown in Note 2, all investments are carried at fair value, the Partnership carried no debt, and the consolidated statements of changes in partners’ capital (net asset value) is presented.

Reclassification: Certain amounts in the 2022 consolidated financial statements have been reclassified to conform with the 2023 presentation.

Recent accounting pronouncements: In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. ASU 2020-04 has been updated by ASU 2022-06 to defer the effective date through December 31, 2024. ASU 2020-04 has not had a significant impact on the Partnership’s consolidated financial statements and disclosures. The Partnership did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2023.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Interim financial statements: The consolidated financial statements included herein were prepared without audit according to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2023:

Assets and Liabilities	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$2,358,302	$—	$—	$2,358,302
Securities owned
U.S. Government-sponsored enterprises	—	20,973,304	—	20,973,304
U.S. Government securities	—	—	—	—
U.S. Exchange-traded funds	4,491,708	—	—	4,491,708
Total	$6,850,010	$20,973,304	$—	$27,823,314

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the six months ended June 30, 2023 and year ended December 31, 2022.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Note 4. Commodity Trading Advisors, Reference Traders and Cash Managers

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors or through swap transactions based on reference programs of such advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. As of June 30, 2023, the commodity trading advisors are EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP (“Episteme”), Quantica Capital AG (“Quantica”) and Sterling Partners Quantitative Investments LLC (“Sterling”) (collectively, the “Advisors”). The Partnership obtained the equivalent of net profits or net losses generated by H2O AM LLP (“H2O”) as a reference trader (“Reference Trader”) through an off-exchange swap transaction and did not allocate assets to H2O directly. The swap was terminated effective March 9, 2022. The Advisors and Reference Trader are paid a quarterly consulting fee, directly or through swap transactions, ranging from 0.2 percent to 1 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee, directly or through swap transactions, ranging from 0 percent to 20 percent of the new trading profits on the allocated net assets of the Advisor or Reference Trader.

The Partnership has engaged Middleton Dickinson Capital Management, LLC (the “Cash Manager”) as cash manager to manage and control the liquid assets of the Partnership. The Cash Manager is a limited liability company formed in the State of Illinois, and is registered as an investment adviser with the Securities and Exchange Commission under the Investment Advisers Act of 1940.

The Partnership opened a custodial account at State Street Bank and Trust Company (“Custodian”), and has granted the Cash Manager a limited power of attorney over such account. Such power of attorney gives the Cash Manager authority to make certain investments on behalf of the Partnership provided such investments are consistent with agreed upon investment guidelines. Such investments include, but are not limited to, U.S. Government-sponsored enterprise securities, U.S. Treasury securities, corporate bonds, investment grade money markets instruments and exchange-traded funds. All securities purchased by the Cash Manager on behalf of the Partnership or other liquid funds of the Partnership are held in the Partnership’s custody account at the Custodian. The Cash Manager has no beneficial or other interest in the securities and cash in such custody account. The Partnership incurred monthly fees, payable in arrears to the Cash Manager and Custodian, equal to approximately 0.15% and 0.17% per annum of the Partnership’s average month-end net assets for the three and six months ended June 30, 2023, respectively and approximately 0.25% and 0.25% per annum of the Partnership’s average month-end net assets for the three and six months ended June 30, 2022, respectively. The fees are netted against interest and dividend income on the consolidated statements of operations.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $432,591 and $869,276, respectively for the three and six months ended June 30, 2023 and $515,142 and $993,754, respectively for the three and six months ended June 30, 2022, are shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $25,411 and $50,935, respectively, for the three and six months ended June 30, 2023 and $29,915 and $58,523, respectively, for the three and six months ended June 30, 2022, are shown on the consolidated statements of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed, at the General Partner’s discretion, pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $22,724 and $45,498, respectively, for the three and six months ended June 30, 2023 and $26,594 and $51,994, respectively, for the three and six months ended June 30, 2022, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the General Partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, and Mr. Benitez, executive vice president, product management of the general partner, hold a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership. The general partner, on

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period. EMC was paid approximately $26,200 and $51,200, respectively, in consulting fees and no incentive fees for the three and six months ended June 30, 2023 and $28,900 and $55,200, respectively, in consulting fees and $34,100 and $473,200, respectively, in incentive fees for the three and six months ended June 30 2022.

The General Partner has entered into an agreement with the Partnership and made a capital contribution in the amount of $1,150,000 to the Partnership related to certain U.S. Government-sponsored enterprise securities held by the Partnership as of December 31, 2022 that were initially valued using cost plus accrued interest in accordance with the Partnership’s valuation procedures at the time. The U.S. Government-sponsored enterprises decreased in value due to the significant rise in interest rates in 2022 and were written down to fair value on the Partnership’s books as of December 31, 2022, as required by GAAP, resulting in a $1,150,000 unrealized loss on these positions. The full $1,150,000 unrealized loss was allocated to the General Partner. The capital contribution was invested in the GP Class, as reflected on the consolidated statements of changes in partners’ capital. The GP Class was opened solely to absorb the losses of the specific U.S. Government-sponsored enterprise securities. The General Partner’s contribution that can be recovered will be reduced monthly by a percentage of the Limited Partner’s redemptions. As of June 30, 2023, the total amount of the contribution recovered was $203,896 and the remaining amount that can be recovered was $894,755. The total amount of the reduction was $51,349 at June 30, 2023. To the extent the securities are sold or held to maturity without any realized losses, and after the monthly reduction for Limited Partner redemptions, the capital contribution shall be returned to the General Partner. The agreement will terminate on November 18, 2024, when all specific U.S. Government-sponsored enterprise securities have matured. The General Partner elected to make a contribution to the Partnership in 2023 in the amount of $156,800 which amount represents the difference between the mark-to-market valuation and the cost plus accrued interest value for redeeming Limited Partners and certain fund expense allocations throughout 2022. As a result of these contributions, Limited Partners in the Partnership were not impacted by the valuation differences.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Note 7. Financial Highlights

The following financial highlights and per unit performance reflect activity related to the Partnership. The following per unit performance calculations reflect activity related to the Partnership for the three and six months ended June 30, 2023 and 2022. Total return is based on the change in value during the period of a theoretical investment made by a limited partner at the beginning of each calendar month during the period and is not annualized. The expense ratios below are computed based upon the weighted average net assets of the Limited Partners for the three and six months ended June 30, 2023 and 2022 (annualized). Individual limited partners’ ratios may vary from these ratios based on various factors, including but not limited to the timing of capital transactions.

	Three Months ended June 30, 2023
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$909.11	$720.39	$815.04	$785.67	$832.86	$806.52
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	103.59	82.07	92.99	89.60	95.07	92.02
Net increase from payments by General Partner (2)	0.71	0.57	0.64	0.62	0.66	0.63
Net investment loss (1)	(16.77)	(14.22)	(10.74)	(10.81)	(9.89)	(10.03)
Total income (loss) from operations	87.53	68.42	82.89	79.41	85.84	82.62
Net asset value per unit at end of period	$996.64	$788.81	$897.93	$865.08	$918.70	$889.14

Total Return (3)	9.63%	9.50%	10.17%	10.11%	10.31%	10.24%

Ratios as a percentage of average net assets
Expenses prior to incentive fees (4)	6.00%	6.71%	3.64%	3.90%	3.09%	3.33%
Incentive fees (5)	0.62%	0.57%	0.71%	0.70%	0.73%	0.72%
Total expenses	6.62%	7.28%	4.35%	4.60%	3.82%	4.05%
Net investment loss (4) (6)	(4.49)%	(5.19)%	(2.13)%	(2.39)%	(1.57)%	(1.82)%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30, 2022
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units (7)
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$1,005.06	$801.41	$882.09	$852.30	$896.77	$870.45	$—
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	26.96	21.69	23.83	22.83	24.08	23.30	—
Net investment loss (1)	(18.10)	(15.77)	(11.66)	(11.60)	(10.58)	(10.75)	—
Total income (loss) from operations	8.86	5.92	12.17	11.23	13.50	12.55	—
Net asset value per unit at end of period	$1,013.92	$807.33	$894.26	$863.53	$910.27	$883.00	$—

Total Return	0.88%	0.74%	1.38%	1.32%	1.51%	1.44%	—%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees (4)	5.92%	6.62%	3.63%	3.85%	3.04%	3.29%	—%
Incentive fees (5)	0.48%	0.47%	0.58%	0.56%	0.59%	0.58%	—%
Total expenses	6.40%	7.09%	4.21%	4.41%	3.63%	3.87%	—%
Net investment loss (4) (6)	(5.17)%	(5.86)%	(2.87)%	(3.09)%	(2.29)%	(2.54)%	—%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Six Months ended June 30, 2023
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$974.07	$773.14	$868.22	$837.46	$885.97	$858.49
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	44.70	35.29	40.32	38.83	41.22	39.92
Net increase from payments by General Partner (2)	5.50	4.47	4.91	4.74	5.05	4.85
Net investment loss (1)	(27.63)	(24.09)	(15.52)	(15.95)	(13.54)	(14.12)
Total income (loss) from operations	22.57	15.67	29.71	27.62	32.73	30.65
Net asset value per unit at end of period	$996.64	$788.81	$897.93	$865.08	$918.70	$889.14

Total Return (3)	2.32%	2.03%	3.42%	3.30%	3.69%	3.57%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees (4)	5.88%	6.58%	3.57%	3.82%	3.02%	3.27%
Incentive fees (5)	0.62%	0.56%	0.71%	0.70%	0.72%	0.71%
Total expenses	6.50%	7.14%	4.28%	4.52%	3.74%	3.98%
Net investment loss (4) (6)	(4.48)%	(5.17)%	(2.17)%	(2.42)%	(1.62)%	(1.87)%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2022
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units (7)
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$950.90	$759.34	$830.25	$802.66	$843.02	$818.74	$659.82
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	107.45	86.09	94.37	90.86	95.75	92.92	41.37
Net investment loss (1)	(44.43)	(38.10)	(30.36)	(29.99)	(28.50)	(28.66)	(19.01)
Total income (loss) from operations	63.02	47.99	64.01	60.87	67.25	64.26	22.36
Redemption							(682.18)
Net asset value per unit at end of period	$1,013.92	$807.33	$894.26	$863.53	$910.27	$883.00	$—

Total Return	6.63%	6.32%	7.71%	7.58%	7.98%	7.85%	3.39%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees (4)	5.78%	6.45%	3.50%	3.72%	2.94%	3.18%	4.95%
Incentive fees (5)	1.88%	1.88%	2.03%	2.00%	2.05%	2.04%	0.67%
Total expenses	7.66%	8.33%	5.53%	5.72%	4.99%	5.22%	5.62%
Net investment loss (4) (6)	(5.14)%	(5.82)%	(2.86)%	(3.09)%	(2.30)%	(2.55)%	(4.45)%

(1)	Net investment loss per unit is calculated by dividing the expenses net of interest income by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Net increase from payments by General Partner represents the difference between the mark-to-market valuation and the cost plus accrued interest value for redeeming Limited Partners and certain fund expense allocations throughout 2022 and the reduction amount of the General Partner’s contribution (see Note 5).
(3)	The three months ended June 30, 2023 Total Return before the General Partner contribution (see Note 5) was 9.60% for the Class A units, 9.47% for the Class B units, 10.14% for the Legacy 1 Class units, 10.08% for the Legacy 2 Class units, 10.28% for the Global 1 Class units and 10.22% for the Global 2 Class units. The six months ended June 30, 2023 Total Return before the General Partner contribution (see Note 5) was 1.75% for the Class A units, 1.46% for the Class B units, 2.86% for the Legacy 1 Class units, 2.73% for the Legacy 2 Class units, 3.13% for the Global 1 Class units and 3.00% for the Global 2 Class units.
(4)	Annualized.
(5)	Not annualized.
(6)	Excludes incentive fee.
(7)	Global 3 Class units were closed effective February 28, 2022. The per unit performance activity and expense ratios for the Global 3 Class units is for the two months ended February 28, 2022.

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

The amount of required margin and good faith deposits with the FCMs and interbank market makers usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs and interbank market makers at June 30, 2023 and December 31, 2022 was $5,716,546 and $4,586,226, respectively, which was 15.73% and 12.25% of the net asset value, respectively, and is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.

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

The monthly average number of futures contracts bought and sold was 4,481 and 4,700, respectively, for the three and six months ended June 30, 2023, and 3,869 and 3,712, respectively, for the three and six months ended June 30, 2022. There were no swap transactions during the three and six months ended June 30, 2023, no swap transactions during the three months ended June 30, 2022 and one swap transaction during the six months ended June 30, 2022. The following tables summarize the quantitative information required by FASB ASC 815:

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Fair Values of Derivative Instruments at June 30, 2023 and December 31, 2022

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
Type of Contract	Condition Location	June 30, 2023	June 30, 2023	Fair Value

Agriculturals contracts	Net unrealized gain (loss) on open futures contracts	$28,047	$(148,047)	$(120,000)

Currencies contracts	Net unrealized gain (loss) on open futures contracts	299,040	(39,822)	259,218

Energy contracts	Net unrealized gain (loss) on open futures contracts	70,643	(70,178)	465

Interest rates contracts	Net unrealized gain (loss) on open futures contracts	1,031,904	(53,492)	978,412

Meats contracts	Net unrealized gain (loss) on open futures contracts	614,313	(1,448)	612,865

Metals contracts	Net unrealized gain (loss) on open futures contracts	318,912	(201,078)	117,834

Soft commodities contracts	Net unrealized gain (loss) on open futures contracts	311,989	(121,071)	190,918

Stock indices contracts	Net unrealized gain (loss) on open futures contracts	426,053	(107,463)	318,590

Total		$3,100,901	$(742,599)	$2,358,302

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
Type of Contract	Condition Location	December 31, 2022	December 31, 2022	Fair Value

Agriculturals contracts	Net unrealized gain (loss) on open futures contracts	$326,754	$(91,160)	$235,594

Currencies contracts	Net unrealized gain (loss) on open futures contracts	84,906	(125,411)	(40,505)

Energy contracts	Net unrealized gain (loss) on open futures contracts	95,073	(80,530)	14,543

Interest rates contracts	Net unrealized gain (loss) on open futures contracts	998,551	(199,951)	798,600

Meats contracts	Net unrealized gain (loss) on open futures contracts	33,078	(1,340)	31,738

Metals contracts	Net unrealized gain (loss) on open futures contracts	139,264	(36,642)	102,622

Soft commodities contracts	Net unrealized gain (loss) on open futures contracts	169,949	(49,630)	120,319

Stock indices contracts	Net unrealized gain (loss) on open futures contracts	134,543	(170,382)	(35,839)

Total		$1,982,118	$(755,046)	$1,227,072

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022

		Three Months Ended		Six Months Ended
Type of Contract	Line Item in Consolidated Statements of Operations	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Futures contracts
Agriculturals contracts	Net gains (losses) from futures trading	$(490,591)	$(502,266)	$(492,199)	$249,127
Currencies contracts	Net gains (losses) from futures trading	526,712	795,245	577,259	1,002,953
Energy contracts	Net gains (losses) from futures trading	(244,362)	361,337	(266,015)	1,972,315
Interest rates contracts	Net gains (losses) from futures trading	1,319,924	887,238	(467,218)	1,831,134
Meats contracts	Net gains (losses) from futures trading	811,137	(140,849)	842,194	(211,770)
Metals contracts	Net gains (losses) from futures trading	(98,760)	169,924	(343,157)	997,787
Soft commodities contracts	Net gains (losses) from futures trading	1,083,119	(300,377)	1,291,752	(199,944)
Stock indices contracts	Net gains (losses) from futures trading	1,086,578	417,655	804,038	196,313
Total futures contracts	Net gains (losses) from futures trading	3,993,757	1,687,907	1,946,654	5,837,915
Swap contracts	Net gains (losses) from swap trading	—	—	—	(330,498)

Total		$3,993,757	$1,687,907	$1,946,654	$5,507,417

Line Item in Consolidated Statements of Operations	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net gains (losses) from futures trading
Realized	$1,810,069	$2,444,080	$815,424	$5,603,649
Change in unrealized	2,183,688	(756,173)	1,131,230	234,266
Total realized and change in unrealized net gains (losses) from futures trading	$3,993,757	$1,687,907	$1,946,654	$5,837,915

Net gains (losses) from swap trading
Realized	$—	$—	$—	$(922,129)
Change in unrealized	—	—	—	591,631
Total realized and change in unrealized net gains (losses) from swap trading	$—	$—	$—	$(330,498)

Total realized and change in unrealized net gains (losses) from futures and swap trading	$3,993,757	$1,687,907	$1,946,654	$5,507,417

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition:

Offsetting of Derivative Assets

As of June 30, 2023

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$3,100,901	$(742,599)	$2,358,302

Offsetting of Derivative Liabilities

As of June 30, 2023

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$742,599	$(742,599)	$—

Derivative Assets and Liabilities and Collateral Received by Counterparty

As of June 30, 2023

		Gross Amounts Not Offset in the Consolidated
		Statements of Financial Condition
	Net Amount of
	Unrealized Gain/(Loss)
	Presented in
	the Consolidated
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Pledged	Net Amount

ADM Investor Services, Inc.	$330,200	$—	$—	$330,200
Rosenthal Collins Group Division of Marex Spectron	2,028,102	—	—	2,028,102
Total	$2,358,302	$—	$—	$2,358,302

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

Note 11. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through date of issuance of the accompanying consolidated financial statements. On August 2, 2023 Grant Park received a settlement from the Euroyen Litigation Settlement Fund in the amount of $545,242.23. The settlement represents Grant Park’s pro rata share of the net settlement funds from the Euroyen Settlements litigation.

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and six months ended June 30, 2023 and 2022, are set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total return – Class A Units	9.63%	0.88%	2.32%	6.63%
Total return – Class B Units	9.50%	0.74%	2.03%	6.32%
Total return – Legacy 1 Class Units	10.17%	1.38%	3.42%	7.71%
Total return – Legacy 2 Class Units	10.11%	1.32%	3.30%	7.58%
Total return – Global 1 Class Units	10.31%	1.51%	3.69%	7.98%
Total return – Global 2 Class Units	10.24%	1.44%	3.57%	7.85%
Total return – Global 3 Class Units *	—%	—%	—%	3.39%

*Global 3 Class units closed effective February 28, 2022. The information presented for Global 3 Class units is for the two months ended February 28, 2022.

Grant Park’s total net asset value at June 30, 2023 was approximately $36.3 million, at December 31, 2022 was approximately $37.4 million, and at June 30, 2022 was approximately $41.2 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding the swap transactions and securities, for the three and six months ended June 30, 2023 and 2022.

	% Gain (Loss)		% Gain (Loss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Agriculturals	(1.4)%	(1.3)%	(1.4)%	0.5%
Currencies	1.5	1.9	1.5	2.4
Energy	(0.7)	0.8	(0.7)	4.8
Interest rates	3.7	2.1	(2.2)	4.5
Meats	2.3	(0.3)	2.3	(0.5)
Metals	(0.3)	0.4	(0.9)	2.4
Soft commodities	3.1	(0.7)	3.7	(0.5)
Stock indices	3.0	1.0	2.2	0.5

Total	11.2%	3.9%	4.5%	14.1%

Three months ended June 30, 2023 compared to three months ended June 30, 2022

For the three months ended June 30, 2023, Grant Park had a positive return of 9.6% for the Class A units, a positive return of 9.5% for the Class B units, a positive return of 10.2% for the Legacy 1 Class units, a positive return of 10.1% for the Legacy 2 Class units, a positive return of 10.3% for the Global 1 Class units, and a positive return of 10.2% for the Global 2 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 11.2% which were increased by gains of 0.1% from securities and increased by gains of 0.4% from interest and dividend income and other income. These trading gains were decreased by 1.9% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2022, Grant Park had a positive return of 0.9% for the Class A units, a positive return of 0.7% for the Class B units, a positive return of 1.4% for the Legacy 1 Class units, a positive return of 1.3% for the Legacy 2 Class units, a positive return of 1.5% for the Global 1 Class units, and a positive return of 1.4% for the Global 2 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 3.9% which were decreased by losses of 0.9% from securities and increased by gains of 0.3% from interest and dividend income. These trading gains were decreased by 2.3% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

For the six months ended June 30, 2023, Grant Park had a positive return of 2.3% for the Class A units, a positive return of 2.0% for the Class B units, a positive return of 3.4% for the Legacy 1 Class units, a positive return of 3.3% for the Legacy 2 Class units, a positive return of 3.7% for the Global 1 Class units, and a positive return of 3.6% for the Global 2 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 4.5% which were increased by gains of 0.2% from securities and increased by gains of 1.1% from interest and dividend income and other income. These trading gains were decreased by 3.2% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2022, Grant Park had a positive return of 6.6% for the Class A units, a positive return of 6.3% for the Class B units, a positive return of 7.7% for the Legacy 1 Class units, a positive return of 7.6% for the Legacy 2 Class units, a positive return of 8.0% for the Global 1 Class units and a positive return of 7.9% for the Global 2 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 14.1% which were decreased by losses of 2.4% from swap transactions and securities and increased by gains of 0.4% from interest and dividend income. These trading gains were decreased by 5.2% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2023

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

Key trading developments for Grant Park during the first six months of 2023 included the following:

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

April. Grant Park recorded gains during the month. Class A units were up 5.00%, Class B units were up 4.95%, Legacy 1 Class units were up 5.20%, Legacy 2 Class units were up 5.18%, Global 1 Class units were up 5.25% and Global 2 Class units were up 5.23%. Grant Park’s April performance was positive. Positive performance in the agriculturals sector was led by positions in sugar, wheat, feeder cattle and soybeans. Positive performance in currencies was led by positions in the Japanese yen and the euro. Performance in the stock indices sector was positive and was driven by positions in the Nikkei, the Dax and the FTSE indices. Negative performance in the energies sector was driven by positions in gasoline blendstock and crude oil. The interest rates sector performance was negative and was driven by positions in German bunds and U.K. gilts. Metals sector performance was slightly negative, driven by positions in iron ore.

May. Grant Park recorded gains during the month. Class A units were up 3.04%, Class B units were up 3.02%, Legacy 1 Class units were up 3.16%, Legacy 2 Class units were up 3.14%, Global 1 Class units were up 3.19% and Global 2 Class units were up 3.18%. Grant Park’s May performance was positive. Positive performance in the agriculturals sector was led by positions in soybeans, feeder cattle, live cattle, canola and wheat. Performance in stock indices was positive and was driven by positions in the Nikkei, the Nasdaq and the Hang Seng indices. The interest rate sector performance was positive and was driven by positions in U.K. gilts, U.S. 10-year Treasury Notes, Canadian bills and 3-month SONIA contracts. Positive performance in the energies sector was driven by positions in gas oil and brent oil. Metals sector performance was positive, driven by positions in zinc, copper and nickel. Currencies performance was unchanged.

June. Grant Park recorded gains during the month. Class A units were up 1.33%, Class B units were up 1.28%, Legacy 1 Class units were up 1.51%, Legacy 2 Class units were up 1.49%, Global 1 Class units were up 1.56% and Global 2 Class units were up 1.54%. Grant Park’s June performance was positive. The interest rates sector performance was positive and was driven by positions in Euribor, U.S. 10-year Treasury Notes, 3-month SONIA, U.S. 2-year Treasury Notes and 3-month SOFR contracts. Performance in stock indices was positive and was driven by positions in the Nikkei, the Nasdaq and the VIX Volatility indices. Currencies sector performance was positive and was led by positions in the Mexican peso, the Japanese yen and the British pound. Negative performance in the agriculturals sector was led by positions in soybeans, canola, wheat, soybean oil, sugar, soybean meal and corn. Negative performance in the energies sector was driven by positions in gas oil, heating oil and brent oil. Metals sector performance was negative, driven by positions in copper, gold and zinc.

Six months ended June 30, 2022

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of June 30, 2023 and December 31, 2022 and the trading gains/losses by market category for the six months ended June 30, 2023 and the year ended December 31, 2022. All open position trading risk exposures of Grant Park, except for the swap transactions, have been included in calculating the figures set forth below. As of June 30, 2023, Grant Park’s net asset value was approximately $36.3 million. As of December 31, 2022, Grant Park’s net asset value was approximately $37.4 million.

	June 30, 2023
Market Sector	Value at Risk*	Trading Gain/(Loss)

Interest rates	1.1%	(2.2)%
Metals	0.8	(0.9)
Stock indices	0.4	2.2
Agriculturals/soft commodities/meats	0.3	4.6
Currencies	0.3	1.5
Energy	0.2	(0.7)
Aggregate/Total	1.9%	4.5%

	December 31, 2022
Market Sector	Value at Risk*	Trading Gain/(Loss)

Interest rates	0.9%	9.0%
Agriculturals/soft commodities/meats	0.6	(2.0)
Metals	0.3	2.2
Currencies	0.2	2.8
Stock indices	0.2	—
Energy	0.1	1.3
Aggregate/Total	1.3%	13.3%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of June 30, 2023, by market sector.

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

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of June 30, 2023.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2022, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There are no Grant Park units authorized for issuance under equity compensation plans. There have been no sales of unregistered securities of Grant Park during the quarter ended June 30, 2023. In addition, Grant Park did not repurchase any units under a formal repurchase plan. All Grant Park unit redemptions were in the ordinary course of business during the quarter ended June 30, 2023. There have not been any purchases of units by Grant Park or any affiliated purchasers during the quarter ended June 30, 2023.

Item 6.  Exhibits

(a)Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: August 14, 2023	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)