Form 10-K
period 2023-12-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2024-04-01
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b -2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

The Registrant has no voting stock. As of February 29, 2024, there were 3,681.34 Class A Units, 22,015.97 Class B Units, 427.56 Legacy 1 Class Units, 391.22 Legacy 2 Class Units, 10,900.36 Global Alternative Markets 1 Class Units, 345.49 Global Alternative Markets 2 Class Units, and 0.00 Global Alternative Markets 3 Class Units issued and outstanding.

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

GP 1, LLC (“GP 1”) GP 4, LLC (“GP 4”)GP 8, LLC (“GP 8”)GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”) GP 5, LLC (“GP 5”)GP 9, LLC (“GP 9”)

There were no assets allocated to GP 1 as of December 31, 2023 and GP 1, GP 5 and GP 9 as of December 31, 2022. GP 5 and GP 9 were closed in May 2023.

Through their respective Trading Companies, EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP (“Episteme”), Quantica Capital AG (“Quantica”) and Sterling Partners Quantitative Investments LLC (“Sterling”), (collectively, the “Advisors”), served as Grant Park’s commodity trading advisors at December 31, 2023. Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of December 31, 2023, the general partner allocated between 1% to 35% of Grant Park’s net assets through the respective Trading Companies among its trading advisors EMC, Episteme, Quantica and Sterling. No more than 35% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor or reference trader. The general partner may terminate or replace the trading advisors and/or enter into swap transactions related to the performance of reference traders or retain additional trading advisors in its sole discretion. Grant Park utilizes ADM Investor Services, Inc. and Marex Capital Markets Inc. as its clearing brokers. The general partner may retain additional or substitute clearing brokers for Grant Park in its sole discretion.

As of December 31, 2023, Grant Park had a net asset value of approximately $32.1 million and 1,386 limited partners. As of the close of business on December 31, 2023, the net asset value per unit of the Class A units was $927.89, the net asset value per unit of the Class B units was $732.01, the net asset value per unit of the Legacy 1 Class units was $845.71, the net asset value per unit of the Legacy 2 Class units was $813.75, the net asset value per unit of the Global 1 Class units was $867.66 and the net asset value per unit of the Global 2 Class units was $838.70. As previously disclosed and described in Grant Park’s prospectus, all Global 3 Class units have either been exchanged to Global 1 Class units or fully redeemed. As a result, the Global 3 Class is closed effective February 28, 2022. The GP Class was established December 31, 2022 as a non-earning equity general partner class for accounting purposes only (see Note 5 to the consolidated financial statements).

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

Grant Park’s performance, trading activities, operating results, financial condition and net asset value could be negatively impacted by a number of risks and uncertainties, including, but not limited to those outlined below, which the general partner considers the most significant risks that may affect the value of an investment in Grant Park. Investors should also refer to the other information included in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Grant Park’s consolidated financial statements and related notes for the year ended December 31, 2023, as well as information incorporated by reference herein, for further information regarding Grant Park.

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

Commodity interest markets and contracts are highly volatile and are subject to rapid and substantial fluctuations that may frequently occur. Consequently, investors could lose all or substantially all of their investment in Grant Park if Grant Park’s trading positions are or become unprofitable. The profitability of Grant Park depends primarily on the ability of Grant Park’s trading advisors or reference traders to forecast these fluctuations accurately. Price movements for commodity interests are influenced by, among other things:

●	changes in interest rates;
●	governmental, agricultural, trade, fiscal, monetary and exchange control programs and policies;
●	disruptions and uncertainty in connection with global events including Russia’s invasion of the Ukraine, the Israel-Hamas war and COVID-19 and other large-scale diseases or illnesses;
●	weather and climate conditions;
●	changes in supply and demand, including the global supply chain;
●	money supply policies, liquidity and access to capital;
●	changes in balances of payments and trade;
●	U.S. and international rates of inflation or deflation;
●	exchange rates, currency valuations, devaluations and revaluations;
●	U.S. and international political and economic events and uncertainty; and
●	changes in investor expectations and emotions of market participants.

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

Trading on international markets increases the risk that events or circumstances that disrupt such markets may have a materially adverse effect on Grant Park’s business or operations or the value of positions held by Grant Park. Such events or circumstances may include, but are not limited to, inflation or deflation, currency devaluation, interest rate changes, exchange rate fluctuations, changes in government policies, natural disasters, pandemics or other extraordinary events such as COVID-19, armed conflicts, global or regional supply chain interruptions, political or social instability or other unforeseen developments that cannot be quantified.

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

Grant Park may be affected by coronavirus and global health events.

Epidemics, pandemics and other widespread public health problems, including outbreaks of infectious diseases such as SARS, H1N1/09 flu, avian flu, Ebola, COVID‐19, and Monkeypox have resulted and are resulting in market volatility and disruption on a regional and global scale and may affect investment sentiment. In addition, any such outbreaks may result in restrictions on travel and public transport and prolonged closures of workplaces which may have a material adverse effect on the regional or national economies which have imposed such restrictions and which, in turn, may have a wider impact on the global economy. Accordingly, a significant outbreak of a health epidemic or contagious disease could result in a widespread health crisis and restrict the level of business activity in affected areas, which may in turn give rise to significant costs to Grant Park and adversely affect Grant Park’s business and financial results. In particular, the outbreak of COVID‐19 spread rapidly around the globe, and in January 2020, the World Health Organization declared the COVID‐19 outbreak a global health emergency, and then in March 2020, characterized the outbreak as a pandemic. In attempt at mitigation and containment, a number of local and national governments worldwide imposed quarantines and significant domestic and international travel restrictions in response to the outbreak and the ongoing COVID‐19 crisis. Although many of these restrictions have since been relaxed or eliminated, any other global public health event could have a significant adverse impact and result in significant losses to Grant Park. The impact that COVID‐19 and other public health events could potentially have on the continuing and longer-term performance of Grant Park is uncertain, and it will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the COVID‐19 outbreak or other health crisis, and the actions taken by authorities and other entities to contain such crisis or treat its impact, on a national, regional and global level, all of which are beyond the general partner’s control.

Russian Invasion of Ukraine, Israel-Hamas War, and Other International Conflicts.

In February 2022, Russia mobilized and commenced military operations in Ukraine resulting in a large-scale conflict within the country and the surrounding border regions. The effects, scale, and impact of this conflict on Ukraine, Russia and other countries is highly uncertain and cannot be predicted. The United States and other global leaders have imposed economic sanctions against Russia, and it is unclear whether further sanctions and/or military responses will be implemented. Effects on the global economy and trading markets resulting from the military operations and economic sanctions connected to the Russia-Ukraine conflict are uncertain and impossible to predict. Although Grant Park does not intend to invest in properties or securities located in Russia, Ukraine, or surrounding regions, these events could negatively affect the value and liquidity of Grant Park’s investments due to the interconnected nature of the global economy and capital markets.

In October 2023, attacks by the terrorist organization Hamas occurred throughout Israel. The effects, scale, and impact of Israel’s response to those attacks, declaration of war, and the ensuing conflict is highly uncertain and cannot be predicted. Although Grant Park does not intend to invest in properties or securities located in Israel or surrounding regions, these events could negatively affect the value and liquidity of Grant Park’s investments due to the interconnected nature of the global economy and capital markets.

Further, there is no assurance that similar events could not happen in the future in the same or other countries or geographic regions. The effects, scale, and impact of similar conflicts would similarly be highly uncertain and could not be predicted, and similar conflicts could have material effects on the global and local economy and trading markets and may be more or less pronounced than in the current Russia-Ukraine or Israel-Hamas conflicts. While such impacts are impossible to predict, such events could negatively affect the value and liquidity of Grant Park’s investments due to the interconnected nature of the global economy and capital markets and could have a more pronounced effect on Grant Park if such conflict involved the geographic region in which it has made investments, or its portfolio companies have significant operations or customers.

Grant Park may be subject to U.S. fiscal cliff risks.

Within the past few years, the U.S. government has on more than one occasion reached debt levels close to its maximum permitted debt ceiling under law. To the extent the U.S. budget is not adjusted appropriately, the debt ceiling could reach its maximum and there is no objective way to estimate the probabilities that the U.S. Congress could reach an agreement to mitigate a failure of the U.S. government to meet its debt obligations, which, if such a failure occurred, could, among other things, push the U.S. into an economic recession and cause a reallocation of capital into asset class that could negatively impact Grant Park's investments. Government shutdowns may, and have resulted, from reaching maximum permitted debt ceilings, which may cause, among many other things: significant economic shocks to the U.S. and global economy (including adverse consequences to corporate and consumer spending and liquidity of capital markets); material concerns for companies contracting with the government (including, but not limited to, the government not being able to honor contracts, especially if the debt ceiling is not raised, or companies being forced to perform on contracts even if the government cannot timely play); and downgrades of the U.S. credit rating by Moody's and Fitch or other similar agencies. Actual as well as potential defaults and government shutdowns affect companies that are not directly dependent on government contracts through delays on regulatory filings and approvals, general deterioration of the economy, and broad uncertainty on the global banking system from a downgrade of the U.S. government's credit rating.

Grant Park may be affected by LIBOR replacement risk.

As part of the phase-out of the use of LIBOR, the rate’s administrator, ICE Benchmark Administration Limited (“IBA”), discontinued two USD LIBOR settings immediately after publication on December 31, 2021. The United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, and IBA previously announced that a majority of USD LIBOR settings will no longer be published after June 30, 2023. While the FCA is requiring the IBA to publish certain LIBOR settings, potentially to include USD settings, on a “synthetic” basis, the “synthetic” methodology is not based on panel bank contributions and is not intended to be representative of the interest rates in the underlying market. Grant Park may also hold positions linked to other interbank offered rates, such as the Euro Overnight Index Average, which may also cease to be published.

Various financial industry groups continue planning for the transition away from LIBOR, but there are challenges to converting certain securities and transactions to a new reference rate, such as the Secured Overnight Financing Rate (“SOFR”), which is intended to replace USD LIBOR. For example, at times, SOFR has proven to be more volatile than the 3-month USD LIBOR. Working groups and regulators in other countries have suggested other alternatives for their markets, including the Sterling Overnight Interbank Average Rate in England. Neither the effect of the LIBOR transition process nor its ultimate success can yet be known. The transition process might lead to increased volatility and illiquidity in markets for, and reduce the effectiveness of new hedges placed against, instruments whose terms currently include LIBOR. While some existing LIBOR-based instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate-setting methodology, there may be significant uncertainty regarding the effectiveness of any such alternative methodologies to replicate LIBOR. Not all existing LIBOR-based instruments may have alternative rate-setting provisions, and there remains uncertainty regarding the willingness and ability of issuers to add alternative rate-setting provisions in certain existing instruments.

Global regulators have advised market participants to cease entering into new contracts using LIBOR as a reference rate, and it is possible that contracts or instruments linked to LIBOR-based instruments could invite regulatory examination or inquiry. In addition, a liquid market for newly issued instruments that use a reference rate other than LIBOR still may be developing. There may be challenges for Grant Park to enter into hedging transactions against such newly issued instruments until a market for such hedging transactions develops. Any of the above factors may potentially adversely affect Grant Park’s performance or net asset value.

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

There has been a dramatic increase over the past 40 years in the amount of assets managed by systematic and technical trading systems like that of the trading advisors and reference traders. Assets in managed futures, for example, have grown from approximately $300 million in 1980 to over $336 billion in December 2023 according to BarclayHedge. This results in increased trading competition among a larger number of market participants for transactions at favorable prices, which could operate to the detriment of Grant Park by preventing Grant Park from affecting transactions at desired prices. It may become more difficult for Grant Park to implement its trading strategies if other commodity trading advisors or reference traders using technical systems are, at the same time, also attempting to initiate or liquidate commodity interest positions.

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

The final rule became effective on March 15, 2021. The final rule’s compliance date for speculative position limits on 16 non-legacy core futures contracts and on certain exchange-set speculative position limits was January 1, 2022. The compliance date for economically equivalent swaps as defined under the final rule and for eliminating certain previous risk management exemptions to position limits was January 1, 2023. On August 10, 2022, the CFTC extended prior relief from certain position aggregation requirements under the final rule and CFTC Reg. 150.4 until August 12, 2025.

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

Under CFTC regulations, a clearing broker is required to maintain customers’ assets held for trading on U.S. exchanges in one or more segregated accounts. Customers’ assets held for trading on non-U.S. exchanges are maintained in one or more secured accounts held by or for the benefit of Grant Park’s clearing brokers, which accounts are subject to different and generally less extensive treatment under the Commodity Exchange Act and CFTC regulations than applies to customer segregated accounts. If a clearing broker fails to do so, or is unable to satisfy a substantial deficit in a customer account, its other customers may be subject to risk of loss of their funds in the event of that clearing broker’s bankruptcy. In that event, the clearing broker’s customers, such as Grant Park, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers. There can be no assurances that a well-capitalized, major institution will not become bankrupt. Events in the past have demonstrated that even major financial institutions can and do fail. Grant Park also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which commodity interest contracts are traded.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Governance

The general partner’s role in assessing and managing material risks from cybersecurity threats

A cybersecurity threat as defined by the SEC means any potential unauthorized occurrence on or conducted through a registrant’s information systems that may result in adverse effects on the confidentiality, integrity or availability of a registrant’s information systems or any information residing therein. The general partner’s management team is responsible for implementing supervisory policies related to the general partner’s cybersecurity risks and practices. These policies have been designed to diligently supervise the risks of unauthorized access to, or attack of, the general partner’s information technology systems, and to respond appropriately should unauthorized access or an attack occur.

Cybersecurity risk assessment is ingrained in the intelligent design, planning and implementation of the general partner’s infrastructure and operating procedures. The general partner’s cybersecurity practices utilize compliant software and technologies which allow for strict management and review of systems, software and user activity and access.

The general partner’s management team periodically reviews, assesses and prioritizes the risks associated with the use of its information technology systems and establishes the operating processes required to complete the named activity and the technical implementation that is required to enable the safe and successful execution of the business processes. The Risk Manager provides updates and summary reports concerning any cyber-related incidents or changes to the policies and practices concerning the prevention, detection, mitigation and remediation of cybersecurity incidents on a monthly basis to the general partner’s senior management and its Investment Committee.

The general partner’s cybersecurity program operates continuously and is reviewed monthly, or more frequently, if needed. Employee training on the program is conducted quarterly. The program is updated as required and is formally reviewed annually. Employees attest to their understanding of the program annually.

Risk management and strategy; Oversight of Third-Party Risk

The general partner has a program in place that assesses, identifies, monitors and mitigates risks from cybersecurity threats. The general partner maintains regularly tested business continuity and disaster recovery plans. At least annually, the general partner completes an external audit of its Information Systems Security Program (ISSP) manuals and procedures to evaluate the company’s cybersecurity risks. The general partner conducts periodic external network vulnerability tests to identify and remediate weaknesses in its network design. The general partner has a 20 year partnership with an external Managed Services Provider (MSP), enlisting network engineers and security partners for regular review of system infrastructure, management and monitoring of all critical information systems and long-range planning to evaluate and implement latest technologies and practices. The general partner’s senior management meets internally and with its MSP’s experts to review and evaluate cybersecurity trends, relevant global incidents and strategic implementation of tools and technologies to seek to mitigate physical, system and operational cybersecurity risks.

The general partner employs industry standard best practices, including regular cybersecurity awareness training with its employees, operating current network security protocols and cybersecurity defense software, and providing only as-needed access to systems and operating workflows.

Material Cybersecurity Incidents

A cybersecurity incident as defined by the SEC means an unauthorized occurrence, or a series of related unauthorized occurrences, on or conducted through a registrant’s information systems that jeopardizes the confidentiality, integrity or availability of a registrant’s information systems or any information residing therein.

As described above, the general partner has processes in place to seek to promptly identify cybersecurity incidents, assess materiality of an incident, escalate any incidents to senior management and if necessary, to report the incident within the time frame required by the rules and regulations of the SEC. The general partner has not experienced any cybersecurity incidents as defined above.

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

There is no established trading market for any of Grant Park’s units. All units may be transferred or redeemed subject to the conditions imposed by Grant Park’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”). As of February 29, 2024 there were 17 Class A unit holders, 905 Class B unit holders, 11 Legacy 1 Class unit holders, 6 Legacy 2 Class unit holders, 384 Global 1 Class unit holders, 11 Global 2 Class unit holders, 0 Global 3 Class unit holders, and 3,681.34 Class A units, 22,015.97 Class B units, 427.56 Legacy 1 Class units, 391.22 Legacy 2 Class units, 10,900.36 Global 1 Class units, 345.49 Global 2 Class units and 0.00 Global 3 Class units outstanding. The GP Class was established December 31, 2022 as a non-earning equity general partner class for accounting purposes only.

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

Issuer Purchases of Equity Securities

There are no Grant Park units authorized for issuance under any equity compensation plans. There have been no sales of unregistered securities of Grant Park during the quarter ended December 31, 2023. In addition, Grant Park did not repurchase any units under a formal repurchase plan. All Grant Park unit redemptions were in the ordinary course of business during the quarter ended December 31, 2023. There have not been any purchases of units by Grant Park or any affiliated purchasers during the quarter ended December 31, 2023.

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

Results of Operations

The results of operations for the year ended December 31, 2021 are not included in this filing but can be found in Grant Park’s 2021 Annual Report on Form 10-K in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Grant Park’s returns, which are Grant Park’s trading gains plus interest and dividend income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the years ended December 31, 2023 and 2022 are set forth in the table below:

	2023	2022

Total return – Class A Units	(4.74)%	2.44%
Total return – Class B Units	(5.32)%	1.82%
Total return – Legacy 1 Class Units	(2.59)%	4.57%
Total return – Legacy 2 Class Units	(2.83)%	4.33%
Total return – Global 1 Class Units	(2.07)%	5.09%
Total return – Global 2 Class Units	(2.31)%	4.85%
Total return – Global 3 Class Units *	—%	3.39%

*Global 3 Class units closed effective February 28, 2022. The information presented for Global 3 Class units is for the two months ended February 28, 2022.

Grant Park’s total net asset value at December 31, 2023 and 2022 was $32.1 million and $37.4 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

Year ended December 31, 2023

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

October. Grant Park recorded losses during the month. Class A units were down 3.28%, Class B units were down 3.33%, Legacy 1 Class units were down 3.09%, Legacy 2 Class units were down 3.11%, Global 1 Class units were down 3.05% and Global 2 Class units were down 3.07%. Grant Park’s October performance was negative. Negative performance in the energies sector was mainly attributed to positions in heating oil, crude oil, natural gas and brent oil. Performance in the stock indices sector was negative and was driven by positions in the Nikkei, FTSE and Nasdaq indices. The interest rate sector performance was negative and was driven by positions in the Euribor, Canadian bills and the German bobl. Currencies sector performance was positive and was led by positions in the Japanese yen and the Canadian dollar. Positive performance in the metals sector was driven by positions in palladium, gold and nickel. The agriculturals sector performance was slightly positive and was led by positions in cocoa and soybean oil.

November. Grant Park recorded losses during the month. Class A units were down 3.46%, Class B units were down 3.51%, Legacy 1 Class units were down 3.27%, Legacy 2 Class units were down 3.29%, Global 1 Class units were down 3.23% and Global 2 Class units were down 3.25%. Grant Park’s November performance was negative. The interest rate sector performance was negative and was driven by positions in German bunds, U.S. Treasury bonds, Japanese government bonds, Canadian bonds, French government bonds, U.K. gilts and Canadian bills. Currencies sector performance was negative and was led by positions in the Japanese yen, Swiss franc, Canadian dollar, British pound and the New Zealand dollar. Performance in the stock indices sector was negative and was driven by positions in the S&P 500, Dax and MSCI Emerging Markets indices. Positive performance in the metals sector was driven by positions in iron ore, nickel and palladium. Energies sector performance was positive and was mainly attributed to positions in natural gas. Positive performance in the agriculturals sector was led by positions in cocoa, coffee and corn.

December. Grant Park recorded gains during the month. Class A units were up 1.42%, Class B units were up 1.37%, Legacy 1 Class units were up 1.62%, Legacy 2 Class units were up 1.60%, Global 1 Class units were up 1.67% and Global 2 Class units were up 1.64%. Grant Park’s December performance was positive. Performance in the stock indices sector was positive and was driven by positions in the Nasdaq, Dax, S&P 500 and FTSE indices. Positive performance in the agriculturals sector was led by positions in sugar, robusta coffee, soybean oil and corn. The interest rate sector performance was positive and was driven by positions in Italian government bonds, U.K. gilts, euribor and the 3-month SONIA. Positive performance in the metals sector was driven by positions in iron ore. Currencies sector performance was negative and was led by positions in the Japanese yen, Canadian dollar and the euro. Negative performance in the energies sector was mainly attributed to positions in gasoline blendstock, heating oil, crude oil and brent oil.

For the year ended December 31, 2023, Grant Park had a negative return of 4.7% for the Class A units, a negative return of 5.3% for the Class B units, a negative return of 2.6% for the Legacy 1 Class units, a negative return of 2.8% for the Legacy 2 Class units, a negative return of 2.1% for the Global 1 Class units and a negative return of 2.3% for the Global 2 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 0.2%, which were decreased by gains of approximately 0.2% from securities and decreased by approximately 1.5% from interest and dividend income. These trading losses were increased by approximately 5.7% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park. An analysis of the 0.2% trading losses by sector, excluding securities, is as follows:

% Gain (Loss)

Agriculturals	(1.2)%
Currencies	0.4
Energy	(1.7)
Interest rates	(4.6)
Meats	1.9
Metals	(0.2)
Soft commodities	5.7
Stock indices	(0.5)

Total	(0.2)%

Year ended December 31, 2022

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

Grant Park maintains a portion of its assets at its clearing brokers as well as at Lake Forest Bank & Trust Company. These assets, which may range from 5% to 35% of Grant Park’s value, are held in cash and/or U.S. Treasury securities. The balance of Grant Park’s assets, which range from 65% to 95%, are invested in investment grade money market instruments, U.S. Treasury securities, U.S. Government sponsored enterprises and exchange-traded funds purchased by Middleton Dickinson Capital Management, LLC or the general partner which are held in a separate account in the name of GP Cash Management, LLC and custodied at State Street Bank and Trust Company. See Note 4 to the consolidated financial statements included in this report for further information regarding this arrangement. Effective October 1, 2023 Grant Park no longer engages Middleton Dickinson Capital Management, LLC as cash manager to manage the liquid assets of Grant Park. Going forward, the general partner will manage the liquid assets of Grant Park. Violent fluctuations in prevailing interest rates and/or changes in other economic conditions could cause mark-to-market losses on Grant Park’s cash management income.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of December 31, 2023 and 2022 and the trading gains/losses by market category for the years ended December 31, 2023 and 2022. All open position trading risk exposures of Grant Park, except for the swap transactions, have been included in calculating the figures set forth below. As of December 31, 2023, Grant Park’s net asset value was approximately $32.1 million. As of December 31, 2022, Grant Park’s net asset value was approximately $37.4 million.

	December 31, 2023
Market Sector	Value at Risk*	Trading Gain/(Loss)

Agriculturals/soft commodities/meats	0.5%	6.4%
Stock indices	0.5	(0.5)
Interest rates	0.3	(4.6)
Energy	0.2	(1.7)
Currencies	0.2	0.4
Metals	0.2	(0.2)
Aggregate/Total	1.0%	(0.2)%

	December 31, 2022
Market Sector	Value at Risk*	Trading Gain/(Loss)

Interest rates	0.9%	9.0%
Agriculturals/soft commodities/meats	0.6	(2.0)
Metals	0.3	2.2
Currencies	0.2	2.8
Stock indices	0.2	—
Energy	0.1	1.3
Aggregate/Total	1.3%	13.3%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of December 31, 2023, by market sector.

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

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of December 31, 2023.

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

Under the supervision and with the participation of the general partner’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Grant Park’s internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, the general partner concluded that Grant Park’s internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the fourth quarter ended December 31, 2023, none of the general partner’s officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Mr. Kavanagh, president of Dearborn Capital Management, L.L.C., 68, has been responsible for overseeing all operations and activities of the general partner since its formation. Commencing in October 1998, Mr. Kavanagh also became president, a principal and an associated person of Dearborn Capital Brokers Ltd., an independent introducing broker. From 1983 to 2003, Mr. Kavanagh was a member in good standing of the Chicago Board of Trade. Between 1983 and October 1998, Mr. Kavanagh served as an institutional salesman in the financial futures area on behalf of Refco and Conti Commodity Services, Inc., which was acquired by Refco in 1984. His clients included large hedge funds and financial institutions. Between October 1998 and October 2011, Mr. Kavanagh performed introducing brokerage services from time to time for MF Global Inc., a former futures commission merchant, through Dearborn Capital Brokers. He has also been an owner since May 2012 of a greater than 10% interest in an unregistered proprietary trading firm and has provided occasional consulting services to this firm since May 2012. Neither Dearborn Capital Brokers nor Mr. Kavanagh provides brokerage services to Grant Park’s trading account. In the past, from time to time

Mr. Kavanagh has provided brokerage services to Financial Consortium International LLC, a registered introducing broker, commodity pool operator and broker-dealer, since October 1999. In 1980, Mr. Kavanagh received an MBA from the University of Notre Dame, and in 1978 graduated with a B.S. in business administration from John Carroll University.

Mr. Meehan, chief operating officer of the general partner, 68, is primarily responsible for the day to day operations of the general partner. Mr. Meehan became listed as a principal of the general partner effective January 2009. Prior to joining the general partner in April 2008, Mr. Meehan was a member of the senior executive team at Houghton Mifflin Company in Boston, MA, beginning in March 1999. His assignments focused on leading technology and operational organizations and included a three year assignment as the President of the business unit that was the largest provider of professional testing and licensure services to state regulatory agencies in the United States. He also served as the Chief Information/Technology Officer of the company for three years, responsible for directing an annual technology portfolio in excess of $100 million. Mr. Meehan began his career as a commissioned officer in the United States Marine Corps, retiring after 20 years in the grade of Lieutenant Colonel. He received B.A. degree from John Carroll University, an MBA from Webster University and holds Series 3, 22, 31, and 63 licenses.

Ms. O’Rourke, chief financial officer of the general partner, 58, is responsible for financial reporting and compliance issues. Prior to joining the general partner in May 2003, Ms. O’Rourke was employed as assistant vice president at MetLife Investors Life Insurance Company from 1992 to September 2001. Before that, Ms. O’Rourke was employed as a tax senior at KPMG LLP (formerly KPMG Peat Marwick LLP) from 1987 to 1991. Ms. O’Rourke is a certified public accountant. She received a B.B.A. in accounting from the University of Notre Dame in 1987 and received a M.S. in Taxation from DePaul University in 1996.

Code of Ethics

Grant Park has not adopted a code of ethics because it does not have any officers or employees. The general partner of Grant Park has adopted a Code of Ethics for all employees.

Delinquent Section 16(a) Reports

Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC. Grant Park does not have any directors or officers. However, the officers of Grant Park’s general partner, as well as the general partner itself, file such notices regarding their beneficial ownership in Grant Park, if any. Grant Park believes that for 2023, all required filings were timely filed by each of these persons.

ITEM 11.	EXECUTIVE COMPENSATION

Grant Park has no directors or officers. Its affairs are managed by Dearborn Capital Management, L.L.C., its general partner, which receives compensation for its services from Grant Park, as follows:

Class A units pay the general partner a monthly brokerage charge equal to a rate of 0.583%, a rate of 7.00% annually, of Class A’s month end net assets. Class B units pay the general partner a monthly brokerage charge equal to a rate of 0.6208%, a rate of 7.45% annually, of Class B’s month-end net assets. Legacy 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3750%, a rate of 4.50% annually, of Legacy 1’s month-end net assets. Legacy 2 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3958%, a rate of 4.75% annually, of Legacy 2’s month-end net assets. Global 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3292%, a rate of 3.95% annually, of Global 2’s month-end net assets. Global 2 units pay the general partner a monthly brokerage charge equal to a rate of 0.3500%, a rate of 4.20% annually, of Global 2’s month-end net assets. Global 3 Class units paid the general partner a monthly brokerage charge equal to a rate of 0.4958%, a rate of 5.95% annually, of Global 3’s month-end net assets. The brokerage charge reimbursement paid to the general partner amounted to $2,201,995 for the year ended December 31, 2023 and $2,558,089 for the year ended December 31, 2022.

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

Grant Park has no officers or directors. Its affairs are managed by its general partner, Dearborn Capital Management, L.L.C. Set forth in the table below is information regarding the beneficial ownership of the general partner and the officers of the general partner in Grant Park as of February 29, 2024.

				Number of		Number of		Number of		Number of		Number of
	Number of		Number of	Legacy 1		Legacy 2		Global 1		Global 2		Global 3
	Class A		Class B	Class		Class		Class		Class		Class	Number of
	Limited		Limited	Limited		Limited		Limited		Limited		Limited	General
	Partnership		Partnership	Partnership		Partnership		Partnership		Partnership		Partnership	Partnership
Name	Units		Units	Units		Units		Units		Units		Units	Units
Dearborn Capital
Management, LLC	208.166		-	-		225.605		-		-		-	48.197
David M. Kavanagh	208.166	(1)	-	-	(1)	225.605	(1)	-	(1)	-	(1)	-	48.197	(1)
Patrick J. Meehan	-		-	-		-		-		-		-
Maureen O’Rourke	-		-	41.067		-		41.359		-		-

			Percentage of	Percentage of	Percentage of	Percentage of	Percentage of
	Percentage of	Percentage of	Outstanding	Outstanding	Outstanding	Outstanding	Outstanding
	Outstanding	Outstanding	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Class A	Class B	Class	Class	Class	Class	Class	Percentage of
	Limited	Limited	Limited	Limited	Limited	Limited	Limited	General
	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership
Name	Units	Units	Units	Units	Units	Units	Units	Units
Dearborn Capital
Management, LLC	5.69%	-	-	61.62%	-	-	-	100.00%
David M. Kavanagh	5.69%	-	-	61.62%	-	-	-	100.00%
Patrick J. Meehan	-	-	-	-	-	-	-	-
Maureen O’Rourke	-	-	9.60%	-	0.38%	-	-	-
(1)	Represents units directly held by Dearborn Capital Management, L.L.C., the general partner of Grant Park. The manager of Dearborn Capital Management, L.L.C. is Mr. Kavanagh.

Grant Park has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Pursuant to the advisory contract EMC Capital Management, Inc. entered into with Grant Park, the general partner and the respective trading company in 2009, which was assigned to EMC Capital Advisors, LLC in October 2013, the general partner, on behalf of Grant Park, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period. For the year ended December 31, 2023, EMC was paid approximately $99,200 in consulting fees and no incentive fees. All allocations to Grant Park’s trading advisors, including EMC, are reviewed and approved by the general partner and all fees are paid to Grant Park’s trading advisors in accordance with each advisory contract by and among Grant Park, the general partner, the respective trading company and such trading advisor.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to Grant Park for professional audit services provided by Cohen & Company, Ltd., Grant Park’s independent registered public accountant, for the audit of Grant Park’s annual financial statements for the years ended December 31, 2023 and 2022, and fees billed for other professional services rendered by Cohen & Company, Ltd. during those years.

Fee Category	2023	2022
Audit Fees(1)	$95,000	$95,000
Audit-Related Fees(2)	—	16,000
Tax Fees(3)	7,000	7,000
All Other Fees	—	—
Total Fees	$102,000	$118,000
(1)	Audit fees consist of fees for professional services rendered for the audit of Grant Park’s financial statements and review of financial statements included in Grant Park’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for professional services rendered related to the audit of Grant Park’s financial statements that are not reported under “Audit Fees” and consultation on accounting standards or transactions.
(3)	Tax fees consist of compliance fees for the review of original tax returns.

The Audit Committee of Grant Park’s general partner, Dearborn Capital Management, L.L.C., pre-approves all audit and permitted non-audit services of Grant Park’s independent accountants, including all engagement fees and terms. The Audit Committee of the general partner approved all the services provided by Cohen & Company, Ltd. during 2023 and 2022 to Grant Park described above. The Audit Committee and Grant Park has determined that the payments and nature of services made to Cohen & Company, Ltd. for these services during 2023 and 2022, respectively are compatible with maintaining that firm’s independence.

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

101.1

The following financial statements from Grant Park’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

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

Grant Park Futures Fund Limited Partnership

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Grant Park Futures Fund Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedules of investments, of Grant Park Futures Fund Limited Partnership (the “Partnership”) as of December 31, 2023 and 2022, the related consolidated statements of operations and changes in partners’ capital (net asset value), and the related notes to the consolidated financial statements for each of the three years in the period ended December 31, 2023 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, the results of its operations and changes in partners’ capital for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ COHEN & COMPANY, LTD.

Milwaukee, Wisconsin

March 28, 2024

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

December 31, 2023 and 2022

	December 31,	December 31,
	2023	2022
Assets
Equity in brokers' trading accounts:
Cash	$6,110,343	$4,586,226
Net unrealized gain (loss) on open futures contracts	885,701	1,227,072
Total equity in brokers' trading accounts	6,996,044	5,813,298
Cash and cash equivalents	7,731,824	1,595,024
Securities owned, at fair value (cost $18,091,535 and $31,957,862, respectively)	17,635,232	29,809,006
Receivable from General Partner (See Note 5)	—	1,150,000
Interest receivable, net	49,086	612
Total assets	$32,412,186	$38,367,940
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$157,747	$194,082
Accrued incentive fees	—	11,327
Organization and offering costs payable	7,370	8,968
Accrued operating expenses	6,628	7,986
Redemptions payable to limited partners	184,287	695,910
Total liabilities	356,032	918,273
Partners' Capital (Net Asset Value)
General Partner
Class A (231.29 units outstanding at both December 31, 2023 and December 31, 2022)	214,617	225,297
Legacy 2 Class (250.67 units outstanding at both December 31, 2023 and December 31, 2022)	203,985	209,927
GP Class (see Note 5)	587,556	—

Limited Partners
Class A (3,455.12 and 3,537.47 units outstanding at December 31, 2023 and December 31, 2022, respectively)	3,205,977	3,445,730
Class B (23,691.52 and 28,287.24 units outstanding at December 31, 2023 and December 31, 2022, respectively)	17,342,365	21,870,064
Legacy 1 Class (427.56 units outstanding at both December 31, 2023 and December 31, 2022)	361,592	371,216
Legacy 2 Class (140.55 units outstanding at both December 31, 2023 and December 31, 2022)	114,370	117,701
Global 1 Class (11,220.92 and 12,307.53 units outstanding at December 31, 2023 and December 31, 2022, respectively)	9,735,931	10,904,093
Global 2 Class (345.49 and 356.02 units outstanding at December 31, 2023 and December 31, 2022, respectively)	289,761	305,639
Total partners' capital (net asset value)	32,056,154	37,449,667
Total liabilities and partners' capital (net asset value)	$32,412,186	$38,367,940

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2023

Futures Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(26,215)	(0.08)%	$144,755	0.45%	$118,540	0.37%
Currencies	197,887	0.62%	(67,796)	(0.21)%	130,091	0.41%
Energy	(204,964)	(0.64)%	48,355	0.15%	(156,609)	(0.49)%
Interest rates	64,578	0.20%	(73,764)	(0.23)%	(9,186)	(0.03)%
Meats	—	—%	19,519	0.06%	19,519	0.06%
Metals	37,236	0.11%	(32,738)	(0.10)%	4,498	0.01%
Soft commodities	135,619	0.42%	182,156	0.57%	317,775	0.99%
Stock indices	203,586	0.64%	(21,121)	(0.07)%	182,465	0.57%
Total U.S. Futures Positions	407,727		199,366		607,093

Foreign Futures Positions:
Agriculturals	—	—%	21,112	0.07%	21,112	0.07%
Currencies	(6,410)	(0.02)%	—	—%	(6,410)	(0.02)%
Energy	—	—%	13,609	0.04%	13,609	0.04%
Interest rates	423,556	1.32%	(206,244)	(0.64)%	217,312	0.68%
Metals	141,195	0.44%	(186,277)	(0.58)%	(45,082)	(0.14)%
Soft commodities	81,483	0.25%	—	—%	81,483	0.25%
Stock indices	53,069	0.17%	(56,485)	(0.18)%	(3,416)	(0.01)%
Total Foreign Futures Positions	692,893		(414,285)		278,608
Total Futures Contracts	$1,100,620	3.43%	$(214,919)	(0.67)%	$885,701	2.76%
*	No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The condensed schedule of investments by unit class is presented in Note 7.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2023

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description ***	Fair Value	(net asset value)
$2,900,000	5/6/2024-4/11/2025	Other Federal Farm Credit Banks, 0.4%-2.9% **	$2,847,412	8.88%
3,000,000	8/26/2024	Federal Home Loan Banks, 0.5%	2,917,917	9.10%
3,000,000	9/30/2024	Federal Home Loan Banks, 0.5%	2,905,193	9.06%
9,200,000	4/15/2024-5/19/2025	Other Federal Home Loan Banks, 0.4%-3.5% **	8,964,710	27.97%
		Total U.S. Government-sponsored enterprises (cost $18,091,535)	$17,635,232	55.01%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $18,091,535)	$17,635,232	55.01%

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

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Net trading gains (losses)
Net gains (losses) from futures trading
Realized	$759,456	$4,737,637	$7,061,115
Change in unrealized	(341,371)	1,003,120	(1,339,886)
Commissions	(527,222)	(603,895)	(650,862)
Net gains (losses) from futures trading	(109,137)	5,136,862	5,070,367

Net gains (losses) from forward currency trading
Realized	—	—	22,721
Change in unrealized	—	—	63,929
Commissions	—	—	(2,576)
Net gains (losses) from forward currency trading	—	—	84,074

Net gains (losses) from swap trading
Realized	—	(922,129)	—
Change in unrealized	—	591,631	828,940
Net gains (losses) from swap trading	—	(330,498)	828,940

Net gains (losses) from securities
Realized	(1,044,063)	(14,646)	135
Change in unrealized	1,753,103	(1,952,806)	8,260
Net gains (losses) from securities	709,040	(1,967,452)	8,395

Net trading gains (losses)	599,903	2,838,912	5,991,776

Net investment income (loss)
Income
Interest and dividend income, net	508,349	426,770	187,841
Expenses from operations
Brokerage charge	1,674,773	1,954,194	2,110,551
Incentive fees	222,407	966,789	957,042
Organizational and offering costs	98,178	114,472	127,332
Operating expenses	87,870	101,789	112,517
Total expenses	2,083,228	3,137,244	3,307,442
Net investment loss	(1,574,879)	(2,710,474)	(3,119,601)
Net income (loss)	$(974,976)	$128,438	$2,872,175

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2023, 2022 and 2021

	Class A Units			Class B Units
	2023	2022	2021	2023	2022	2021
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$(46.18)	$23.17	$50.09	$(41.13)	$13.80	$37.57

Weighted average number of units outstanding	3,759.73	3,840.52	3,960.83	25,895.62	30,315.22	35,209.98

	Legacy 1 Class Units			Legacy 2 Class Units
	2023	2022	2021	2023	2022	2021
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$(22.51)	$37.97	$57.62	$(23.71)	$34.80	$53.97

Weighted average number of units outstanding	427.56	437.30	469.54	391.22	391.22	402.72

	Global 1 Class Units			Global 2 Class Units
	2023	2022	2021	2023	2022	2021
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$(18.31)	$42.95	$62.52	$(19.79)	$39.75	$58.94

Weighted average number of units outstanding	11,862.29	12,892.94	14,485.33	348.72	413.86	696.50

	Global 3 Class Units *			GP Class **
	2023	2022	2021	2023	2022
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$—	$22.36	$39.55	$—	$—

Weighted average number of units outstanding	—	6.31	12.62	—	—

*Global 3 Class units closed effective as of February 28, 2022. The information presented for Global 3 Class units is for the two months ended February 28, 2022.

**See Note 5 regarding the GP Class.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
Years Ended December 31, 2023, 2022 and 2021

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount
Partners’ capital,
December 31, 2020	307.34	$276,860	3,720.55	$3,351,509	—	$—	38,806.88	$28,009,494	—	$—	479.12	$370,186	263.13	$197,003	140.55	$105,224
Redemptions	(76.05)	(75,000)	(27.49)	(26,827)	—	—	(6,673.03)	(5,189,664)	—	—	(26.25)	(21,845)	(12.46)	(10,000)	—	—
Net income (loss)	—	18,078	—	187,030	—	—	—	1,580,518	—	—	—	27,652	—	14,202	—	7,587
Partners’ capital,
December 31, 2021	231.29	$219,938	3,693.06	$3,511,712	—	$—	32,133.85	$24,400,348	—	$—	452.87	$375,993	250.67	$201,205	140.55	$112,811
Contributions *	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(155.59)	(154,209)	—	—	(3,846.61)	(3,067,013)	—	—	(25.31)	(22,881)	—	—	—	—
Net income (loss)	—	5,359	—	88,227	—	—	—	536,729	—	—	—	18,104	—	8,722	—	4,890
Partners’ capital,
December 31, 2022	231.29	$225,297	3,537.47	$3,445,730	—	$—	28,287.24	$21,870,064	—	$—	427.56	$371,216	250.67	$209,927	140.55	$117,701
Net increase (decrease) from payments by General Partner (see Note 5)	—	1,613	—	24,602	—	—	—	148,893	—	—	—	2,667	—	1,506	—	845
Redemptions	—	—	(82.35)	(77,021)	—	—	(4,595.72)	(3,457,823)	—	—	—	—	—	—	—	—
Net income (loss)	—	(12,293)	—	(187,334)	—	—	—	(1,218,769)	—	—	—	(12,291)	—	(7,448)	—	(4,176)
Partners’ capital,
December 31, 2023	231.29	$214,617	3,455.12	$3,205,977	—	$—	23,691.52	$17,342,365	—	$—	427.56	$361,592	250.67	$203,985	140.55	$114,370

Net asset value per General Partner and Limited Partner unit at December 31, 2021		$950.90				$759.34				$830.25				$802.66

Net asset value per General Partner and Limited Partner unit at December 31, 2022		$974.07				$773.14				$868.22				$837.46

Net asset value per General Partner and Limited Partner unit at December 31, 2023		$927.89				$732.01				$845.71				$813.75

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2023, 2022 and 2021 (continued)

	Global 1 Class				Global 2 Class				Global 3 Class **				GP Class *
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner
	Number		Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2020	392.74	$306,534	15,405.71	$12,024,149	231.81	$176,124	543.13	$412,668	—	$—	12.62	$7,830	—	$—	$45,237,581
Redemptions	(392.74)	(337,306)	(1,847.31)	(1,553,783)	(231.81)	(189,788)	(85.60)	(70,571)	—	—	—	—	—	—	(7,474,784)
Net income (loss)	—	30,772	—	959,675	—	13,664	—	32,498	—	—	—	499	—	—	2,872,175
Partners’ capital,
December 31, 2021	—	$—	13,558.40	$11,430,041	—	$—	457.53	$374,595	—	$—	12.62	$8,329	—	$—	$40,634,972
Contributions *	—	—	—	—	—	—	—	—	—	—	—	—	—	1,150,000	1,150,000
Redemptions	—	—	(1,250.87)	(1,121,108)	—	—	(101.51)	(89,920)	—	—	(12.62)	(8,612)	—	—	(4,463,743)
Net income (loss)	—	—	—	595,160	—	—	—	20,964	—	—	—	283	—	(1,150,000)	128,438
Partners’ capital,
December 31, 2022	—	$—	12,307.53	$10,904,093	—	$—	356.02	$305,639	—	$—	—	$—	—	$—	$37,449,667
Net increase (decrease) from payments by General Partner (see Note 5)	—	—	—	77,330	—	—	—	2,151	—	—	—	—	—	(102,807)	156,800
Redemptions	—	—	(1,086.61)	(965,523)	—	—	(10.53)	(8,956)	—	—	—	—	—	(66,014)	(4,575,337)
Net income (loss)	—	—	—	(279,969)	—	—	—	(9,073)	—	—	—	—	—	756,377	(974,976)
Partners’ capital,
December 31, 2023	—	$—	11,220.92	$9,735,931	—	$—	345.49	$289,761	—	$—	—	$—	—	$587,556	32,056,154

Net asset value per General Partner and Limited Partner unit at December 31, 2021		$843.02				$818.74				$659.82

Net asset value per General Partner and Limited Partner unit at December 31, 2022		$885.97				$858.49				$—

Net asset value per General Partner and Limited Partner unit at December 31, 2023		$867.66				$838.70				$—

* See Note 5 regarding the General Partner contribution and GP Class.

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

GP 1, LLC (“GP 1”)   GP 4, LLC (“GP 4”)   GP 8, LLC (“GP 8”) GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”)   GP 5, LLC (“GP 5”)   GP 9, LLC (“GP 9”)

There were no assets allocated to GP 1 as of December 31, 2023 and GP 1, GP 5 and GP 9 as of December 31, 2022. GP 5 and GP 9 were closed in May 2023.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

The Partnership follows the provisions of FASB ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed. As of December 31, 2023, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2020.

Organization and offering costs: The General Partner has incurred all expenses in connection with the organization and the continuous public offering of partnership interests and is reimbursed by the Partnership. In addition, the General Partner continues to compensate wholesalers for services rendered to certain Limited Partners. This reimbursement is made monthly and the reimbursement amounts are listed by class in Note 5. In no event, however, will the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any prior year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the organization and the continuous public offering expenses are charged to expense from operations at the time of reimbursement or accrual. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. The Partnership is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. As of December 31, 2023, unreimbursed organization and offering costs incurred by the General Partner were approximately $52,000, and may be reimbursed by the Partnership in the future.

Foreign currency transactions: The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the years ended December 31, 2023, 2022, and 2021, substantially all investments were highly liquid in Level 1 or Level 2 of the fair value hierarchy as shown in Note 2, all investments are carried at fair value, the Partnership carried no debt, and the consolidated statements of changes in partners’ capital (net asset value) is presented.

Reclassification: Certain amounts in the 2022 and 2021 consolidated financial statements have been reclassified to conform with the 2023 presentation.

Recent accounting pronouncements: In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. ASU 2020-04 has been updated by ASU 2022-06 to defer the effective date through December 31, 2024. ASU 2020-04 has not had a significant impact on the Partnership’s consolidated financial statements and disclosures. The Partnership did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the twelve months ended December 31, 2023.

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

Assets and Liabilities	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$885,701	$—	$—	$885,701
Securities owned
U.S. Government-sponsored enterprises	—	17,635,232	—	17,635,232
Total	$885,701	$17,635,232	$—	$18,520,933

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the years ended December 31, 2023 and 2022.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The Partnership previously engaged Middleton Dickinson Capital Management, LLC (the “Cash Manager”) as cash manager to manage the liquid assets of the Partnership through September 30, 2023. The Cash Manager is a limited liability company formed in the State of Illinois, and was registered as an investment adviser with the Securities and Exchange Commission under the Investment Advisers Act of 1940.

The Partnership opened a custodial account at State Street Bank and Trust Company (“Custodian”), and granted the Cash Manager a limited power of attorney over such account. Such power of attorney gave the Cash Manager authority to make certain investments on behalf of the Partnership provided such investments are consistent with agreed upon investment guidelines. Such investments include, but are not limited to, U.S. Government-sponsored enterprise securities, U.S. Treasury securities, corporate bonds, investment grade money markets instruments and exchange-traded funds. All securities purchased by the Cash Manager on behalf of the Partnership or other liquid funds of the Partnership are held in the Partnership’s custody account at the Custodian. The Cash Manager had no beneficial or other interest in the securities and cash in such custody account. The Partnership incurred monthly fees, payable in arrears to the Cash Manager and Custodian, equal to approximately 0.15%, 0.25% and 0.23% per annum of the Partnership’s average month-end net assets for the years ended December 31, 2023, 2022 and 2021, respectively. The fees are netted against interest and dividend income on the consolidated statements of operations.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

*The fees are calculated and payable monthly on the basis of month-end adjusted net assets. “Adjusted net assets” is defined as the month-end net assets of the particular class before accruals for fees and expenses and redemptions.

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $1,674,773, $1,954,194 and $2,110,551 for the years ended December 31, 2023, 2022 and 2021, respectively, are shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $98,178, $114,472 and $127,332 for the years ended December 31, 2023, 2022, and 2021, respectively, are shown on the consolidated statements of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed, at the General Partner’s discretion, pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $87,870, $101,789 and $112,517 for the years ended December 31, 2023, 2022, and 2021, respectively, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the General Partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, and Mr. Benitez, executive vice president, product management of the general partner, hold a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership. The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period. For the years ended December 31, 2023, 2022 and 2021, EMC was paid approximately $99,200, $111,600 and $91,800, respectively, in consulting fees and $0, $624,800 and $133,500, respectively in incentive fees.

The General Partner has entered into an agreement with the Partnership and made a capital contribution in the amount of $1,150,000 to the Partnership related to certain U.S. Government-sponsored enterprise securities held by the Partnership as of December 31, 2022 that were initially valued using cost plus accrued interest in accordance with the Partnership’s valuation procedures at the time. The U.S. Government-sponsored enterprises decreased in value due to the significant rise in interest rates in 2022 and were written down to fair value on the Partnership’s books as of December 31, 2022, as required by GAAP, resulting in a $1,150,000 unrealized loss on these positions. The full $1,150,000 unrealized loss was allocated to the General Partner. The capital contribution was invested in the GP Class, as reflected on the consolidated statements of changes in partners’ capital. The GP Class was opened solely to absorb the losses of the specific U.S. Government-sponsored enterprise securities. The General Partner’s contribution that can be recovered will be reduced monthly by a percentage of the Limited Partner’s redemptions. As of December 31, 2023, the total amount of the contribution recovered was $653,570 and the remaining amount that can be recovered was $393,622. The total amount of the reduction was $102,807 at December 31, 2023. To the extent the securities are sold or held to maturity without any realized losses, and after the monthly reduction for Limited Partner redemptions, the capital contribution shall be returned to the General Partner. The agreement will terminate on November 18, 2024, when all specific U.S. Government-sponsored enterprise securities have matured. The General Partner elected to make a contribution to the Partnership in 2023 in the amount of $156,800 which amount represents the difference between the

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

mark-to-market valuation and the cost plus accrued interest value for redeeming Limited Partners and certain fund expense allocations throughout 2022. As a result of these contributions, Limited Partners in the Partnership were not impacted by the valuation differences.

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

Note 7. Assets and Condensed Schedule of Investments by Class of Units

The following schedules of assets by class of units and condensed schedule of investments by class of units reflect activity and percent of partners’ capital for each class of the Partnership as of December 31, 2023 and 2022. The GP Class is not included.

Class A Units

Assets by Class of Units	December 31, 2023
Equity in brokers' trading accounts:
Cash	$652,012
Net unrealized gain (loss) on open futures contracts	94,510
Total equity in brokers' trading accounts	746,522
Cash and cash equivalents	825,034
Securities owned, at fair value (cost $1,930,481)	1,881,791
Interest receivable, net	5,238
Total assets	$3,458,585

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures Contracts owned by Class A Units at December 31, 2023

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(2,797)	(0.08)%	$15,446	0.45%	$12,649	0.37%
Currencies	21,116	0.62%	(7,234)	(0.21)%	13,882	0.41%
Energy	(21,871)	(0.64)%	5,160	0.15%	(16,711)	(0.49)%
Interest rates	6,891	0.20%	(7,871)	(0.23)%	(980)	(0.03)%
Meats	—	—%	2,083	0.06%	2,083	0.06%
Metals	3,973	0.11%	(3,493)	(0.10)%	480	0.01%
Soft commodities	14,471	0.42%	19,437	0.57%	33,908	0.99%
Stock indices	21,724	0.64%	(2,254)	(0.07)%	19,470	0.57%
Total U.S. Futures Positions	43,507		21,274		64,781

Foreign Futures Positions:
Agriculturals	—	—%	2,253	0.07%	2,253	0.07%
Currencies	(684)	(0.02)%	—	—%	(684)	(0.02)%
Energy	—	—%	1,452	0.04%	1,452	0.04%
Interest rates	45,196	1.32%	(22,008)	(0.64)%	23,188	0.68%
Metals	15,066	0.44%	(19,877)	(0.58)%	(4,811)	(0.14)%
Soft commodities	8,695	0.25%	—	—%	8,695	0.25%
Stock indices	5,663	0.17%	(6,027)	(0.18)%	(364)	(0.01)%
Total Foreign Futures Positions	73,936		(44,207)		29,729
Total Futures Contracts	$117,443	3.43%	$(22,933)	(0.67)%	$94,510	2.76%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class A Units at December 31, 2023

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description ***	Fair Value	(net asset value)
$309,448	5/6/2024-4/11/2025	Other Federal Farm Credit Banks, 0.4%-2.9% **	$303,837	8.88%
320,119	8/26/2024	Federal Home Loan Banks, 0.5%	$311,360	9.10%
320,119	9/30/2024	Federal Home Loan Banks, 0.5%	$310,003	9.06%
981,698	4/15/2024-5/19/2025	Other Federal Home Loan Banks, 0.4%-3.5% **	$956,591	27.97%
		Total U.S. Government-sponsored enterprises (cost $1,930,481)	$1,881,791	55.01%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class A Units at December 31, 2023 (cost of $1,930,481)	$1,881,791	55.01%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

***All or a portion of these positions are related to the General Partner's contribution (see Note 5).

Class B Units

Assets by Class of Units	December 31, 2023
Equity in brokers' trading accounts:
Cash	$3,305,694
Net unrealized gain (loss) on open futures contracts	479,164
Total equity in brokers' trading accounts	3,784,858
Cash and cash equivalents	4,182,913
Securities owned, at fair value (cost $9,787,513)	9,540,653
Interest receivable, net	26,556
Total assets	$17,534,980

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures Contracts owned by Class B Units at December 31, 2023

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(14,183)	(0.08)%	$78,313	0.45%	$64,130	0.37%
Currencies	107,057	0.62%	(36,678)	(0.21)%	70,379	0.41%
Energy	(110,885)	(0.64)%	26,160	0.15%	(84,725)	(0.49)%
Interest rates	34,937	0.20%	(39,906)	(0.23)%	(4,969)	(0.03)%
Meats	—	—%	10,560	0.06%	10,560	0.06%
Metals	20,145	0.11%	(17,711)	(0.10)%	2,434	0.01%
Soft commodities	73,370	0.42%	98,546	0.57%	171,916	0.99%
Stock indices	110,140	0.64%	(11,426)	(0.07)%	98,714	0.57%
Total U.S. Futures Positions	220,581		107,858		328,439

Foreign Futures Positions:
Agriculturals	—	—%	11,422	0.07%	11,422	0.07%
Currencies	(3,468)	(0.02)%	—	—%	(3,468)	(0.02)%
Energy	—	—%	7,363	0.04%	7,363	0.04%
Interest rates	229,144	1.32%	(111,579)	(0.64)%	117,565	0.68%
Metals	76,387	0.44%	(100,776)	(0.58)%	(24,389)	(0.14)%
Soft commodities	44,082	0.25%	—	—%	44,082	0.25%
Stock indices	28,709	0.17%	(30,559)	(0.18)%	(1,850)	(0.01)%
Total Foreign Futures Positions	374,854		(224,129)		150,725
Total Futures Contracts	$595,435	3.43%	$(116,271)	(0.67)%	$479,164	2.76%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class B Units at December 31, 2023

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description ***	Fair Value	(net asset value)
1,568,899	5/6/2024-4/11/2025	Other Federal Farm Credit Banks, 0.4%-2.9% **	1,540,449	8.88%
1,622,998	8/26/2024	Federal Home Loan Banks, 0.5%	1,578,592	9.10%
1,622,998	9/30/2024	Federal Home Loan Banks, 0.5%	1,571,708	9.06%
4,977,196	4/15/2024-5/19/2025	Other Federal Home Loan Banks, 0.4%-3.5% **	4,849,904	27.97%
		Total U.S. Government-sponsored enterprises (cost $9,787,513)	$9,540,653	55.01%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class B Units at December 31, 2023 (cost of $9,787,513)	$9,540,653	55.01%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

***All or a portion of these positions are related to the General Partner's contribution (see Note 5).

Legacy 1 Class Units

Assets by Class of Units	December 31, 2023
Equity in brokers' trading accounts:
Cash	$68,924
Net unrealized gain (loss) on open futures contracts	9,991
Total equity in brokers' trading accounts	78,915
Cash and cash equivalents	87,215
Securities owned, at fair value (cost $204,072)	198,925
Interest receivable, net	554
Total assets	$365,609

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures Contracts owned by Legacy 1 Class Units at December 31, 2023

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(296)	(0.08)%	$1,633	0.45%	$1,337	0.37%
Currencies	2,232	0.62%	(765)	(0.21)%	1,467	0.41%
Energy	(2,312)	(0.64)%	545	0.15%	(1,767)	(0.49)%
Interest rates	728	0.20%	(832)	(0.23)%	(104)	(0.03)%
Meats	—	—%	220	0.06%	220	0.06%
Metals	420	0.11%	(370)	(0.10)%	50	0.01%
Soft commodities	1,530	0.42%	2,055	0.57%	3,585	0.99%
Stock indices	2,296	0.63%	(238)	(0.07)%	2,058	0.57%
Total U.S. Futures Positions	4,598		2,248		6,846

Foreign Futures Positions:
Agriculturals	—	—%	238	0.07%	238	0.07%
Currencies	(72)	(0.02)%	—	—%	(72)	(0.02)%
Energy	—	—%	154	0.04%	154	0.04%
Interest rates	4,778	1.32%	(2,326)	(0.64)%	2,452	0.68%
Metals	1,593	0.44%	(2,101)	(0.58)%	(508)	(0.14)%
Soft commodities	919	0.25%	—	—%	919	0.25%
Stock indices	599	0.17%	(637)	(0.18)%	(38)	(0.01)%
Total Foreign Futures Positions	7,817		(4,672)		3,145
Total Futures Contracts	$12,415	3.43%	$(2,424)	(0.67)%	$9,991	2.76%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 1 Class Units at December 31, 2023

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description ***	Fair Value	(net asset value)
32,712	5/6/2024-4/11/2025	Other Federal Farm Credit Banks, 0.4%-2.9% **	32,119	8.88%
33,840	8/26/2024	Federal Home Loan Banks, 0.5%	32,914	9.10%
33,840	9/30/2024	Federal Home Loan Banks, 0.5%	32,770	9.06%
103,776	4/15/2024-5/19/2025	Other Federal Home Loan Banks, 0.4%-3.5% **	101,122	27.97%
		Total U.S. Government-sponsored enterprises (cost $204,072)	$198,925	55.01%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 1 Class Units at December 31, 2023 (cost of $204,072)	$198,925	55.01%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

***All or a portion of these positions are related to the General Partner's contribution (see Note 5).

Legacy 2 Class Units

Assets by Class of Units	December 31, 2023
Equity in brokers' trading accounts:
Cash	$60,683
Net unrealized gain (loss) on open futures contracts	8,796
Total equity in brokers' trading accounts	69,479
Cash and cash equivalents	76,786
Securities owned, at fair value (cost $179,670)	175,138
Interest receivable, net	487
Total assets	$321,890

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures Contracts owned by Legacy 2 Class Units at December 31, 2023

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(260)	(0.08)%	$1,438	0.45%	$1,178	0.37%
Currencies	1,965	0.62%	(672)	(0.21)%	1,293	0.41%
Energy	(2,036)	(0.64)%	480	0.15%	(1,556)	(0.49)%
Interest rates	641	0.20%	(733)	(0.23)%	(92)	(0.03)%
Meats	—	—%	194	0.06%	194	0.06%
Metals	370	0.11%	(325)	(0.10)%	45	0.01%
Soft commodities	1,347	0.42%	1,809	0.57%	3,156	0.99%
Stock indices	2,022	0.64%	(210)	(0.07)%	1,812	0.57%
Total U.S. Futures Positions	4,049		1,981		6,030

Foreign Futures Positions:
Agriculturals	—	—%	210	0.07%	210	0.07%
Currencies	(64)	(0.02)%	—	—%	(64)	(0.02)%
Energy	—	—%	135	0.04%	135	0.04%
Interest rates	4,206	1.32%	(2,048)	(0.64)%	2,158	0.68%
Metals	1,402	0.44%	(1,850)	(0.58)%	(448)	(0.14)%
Soft commodities	809	0.25%	—	—%	809	0.25%
Stock indices	527	0.17%	(561)	(0.18)%	(34)	(0.01)%
Total Foreign Futures Positions	6,880		(4,114)		2,766
Total Futures Contracts	$10,929	3.43%	$(2,133)	(0.67)%	$8,796	2.76%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 2 Class Units at December 31, 2023

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description ***	Fair Value	(net asset value)
28,800	5/6/2024-4/11/2025	Other Federal Farm Credit Banks, 0.4%-2.9% **	28,278	8.88%
29,793	8/26/2024	Federal Home Loan Banks, 0.5%	28,978	9.10%
29,793	9/30/2024	Federal Home Loan Banks, 0.5%	28,852	9.06%
91,367	4/15/2024-5/19/2025	Other Federal Home Loan Banks, 0.4%-3.5% **	89,030	27.97%
		Total U.S. Government-sponsored enterprises (cost $179,670)	$175,138	55.01%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 2 Class Units at December 31, 2023 (cost of $179,670)	$175,138	55.01%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

***All or a portion of these positions are related to the General Partner's contribution (see Note 5).

Global 1 Class Units

Assets by Class of Units	December 31, 2023
Equity in brokers' trading accounts:
Cash	$1,855,802
Net unrealized gain (loss) on open futures contracts	269,001
Total equity in brokers' trading accounts	2,124,803
Cash and cash equivalents	2,348,270
Securities owned, at fair value (cost $5,494,668)	5,356,082
Interest receivable, net	14,908
Total assets	$9,844,063

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures Contracts owned by Global 1 Class Units at December 31, 2023

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(7,962)	(0.08)%	$43,964	0.45%	$36,002	0.37%
Currencies	60,101	0.62%	(20,591)	(0.21)%	39,510	0.41%
Energy	(62,250)	(0.64)%	14,687	0.15%	(47,563)	(0.49)%
Interest rates	19,613	0.20%	(22,403)	(0.23)%	(2,790)	(0.03)%
Meats	—	—%	5,928	0.06%	5,928	0.06%
Metals	11,309	0.11%	(9,943)	(0.10)%	1,366	0.01%
Soft commodities	41,190	0.42%	55,323	0.57%	96,513	0.99%
Stock indices	61,832	0.64%	(6,415)	(0.07)%	55,417	0.57%
Total U.S. Futures Positions	123,833		60,550		184,383

Foreign Futures Positions:
Agriculturals	—	—%	6,412	0.07%	6,412	0.07%
Currencies	(1,947)	(0.02)%	—	—%	(1,947)	(0.02)%
Energy	—	—%	4,133	0.04%	4,133	0.04%
Interest rates	128,640	1.32%	(62,639)	(0.64)%	66,001	0.68%
Metals	42,883	0.44%	(56,575)	(0.58)%	(13,692)	(0.14)%
Soft commodities	24,748	0.25%	—	—%	24,748	0.25%
Stock indices	16,118	0.17%	(17,155)	(0.18)%	(1,037)	(0.01)%
Total Foreign Futures Positions	210,442		(125,824)		84,618
Total Futures Contracts	$334,275	3.43%	$(65,274)	(0.67)%	$269,001	2.76%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 1 Class Units at December 31, 2023

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description ***	Fair Value	(net asset value)
880,773	5/6/2024-4/11/2025	Other Federal Farm Credit Banks, 0.4%-2.9% **	864,801	8.88%
911,145	8/26/2024	Federal Home Loan Banks, 0.5%	886,215	9.10%
911,145	9/30/2024	Federal Home Loan Banks, 0.5%	882,350	9.06%
2,794,177	4/15/2024-5/19/2025	Other Federal Home Loan Banks, 0.4%-3.5% **	2,722,716	27.97%
		Total U.S. Government-sponsored enterprises (cost $5,494,668)	$5,356,082	55.01%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 1 Class Units at December 31, 2023 (cost of $5,494,668)	$5,356,082	55.01%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

***All or a portion of these positions are related to the General Partner's contribution (see Note 5).

Global 2 Class Units

Assets by Class of Units	December 31, 2023
Equity in brokers' trading accounts:
Cash	$55,232
Net unrealized gain (loss) on open futures contracts	8,006
Total equity in brokers' trading accounts	63,238
Cash and cash equivalents	69,889
Securities owned, at fair value (cost $163,532)	159,408
Interest receivable, net	444
Total assets	$292,979

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures Contracts owned by Global 2 Class Units at December 31, 2023

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(237)	(0.08)%	$1,308	0.45%	$1,071	0.37%
Currencies	1,789	0.62%	(613)	(0.21)%	1,176	0.41%
Energy	(1,853)	(0.64)%	437	0.15%	(1,416)	(0.49)%
Interest rates	584	0.20%	(667)	(0.23)%	(83)	(0.03)%
Meats	—	—%	176	0.06%	176	0.06%
Metals	337	0.11%	(296)	(0.10)%	41	0.01%
Soft commodities	1,226	0.42%	1,647	0.57%	2,873	0.99%
Stock indices	1,840	0.64%	(191)	(0.07)%	1,649	0.57%
Total U.S. Futures Positions	3,686		1,801		5,487

Foreign Futures Positions:
Agriculturals	—	—%	191	0.07%	191	0.07%
Currencies	(58)	(0.02)%	—	—%	(58)	(0.02)%
Energy	—	—%	123	0.04%	123	0.04%
Interest rates	3,829	1.32%	(1,864)	(0.64)%	1,965	0.68%
Metals	1,276	0.44%	(1,684)	(0.58)%	(408)	(0.14)%
Soft commodities	737	0.25%	—	—%	737	0.25%
Stock indices	480	0.17%	(511)	(0.18)%	(31)	(0.01)%
Total Foreign Futures Positions	6,264		(3,745)		2,519
Total Futures Contracts	$9,950	3.43%	$(1,944)	(0.67)%	$8,006	2.76%

*  No individual futures contract position, other than those presented, constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 2 Class Units at December 31, 2023

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description ***	Fair Value	(net asset value)
26,214	5/6/2024-4/11/2025	Other Federal Farm Credit Banks, 0.4%-2.9% **	25,738	8.88%
27,118	8/26/2024	Federal Home Loan Banks, 0.5%	26,376	9.10%
27,118	9/30/2024	Federal Home Loan Banks, 0.5%	26,261	9.06%
83,160	4/15/2024-5/19/2025	Other Federal Home Loan Banks, 0.4%-3.5% **	81,033	27.97%
		Total U.S. Government-sponsored enterprises (cost $163,532)	$159,408	55.01%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 2 Class Units at December 31, 2023 (cost of $163,532)	$159,408	55.01%

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

***All or a portion of these positions are related to the General Partner's contribution (see Note 5)

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Note 8. Financial Highlights

The following financial highlights and per unit performance reflect activity related to the Partnership. The following per unit performance calculations reflect activity related to the Partnership for the years ended December 31, 2023, 2022 and 2021. Total return is based on the change in value during the period of a theoretical investment made by a limited partner at the beginning of each calendar month during the period and is not annualized. The expense ratios below are computed based upon the weighted average net assets of the Limited Partners for the years ended December 31, 2023, 2022, and 2021. Individual limited partners’ ratios may vary from these ratios based on various factors, including but not limited to the timing of capital transactions.

	2023
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$974.07	$773.14	$868.22	$837.46	$885.97	$858.49
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	(4.63)	(3.54)	(4.37)	(4.20)	(4.42)	(4.32)
Net increase from payments by General Partner (2)	6.97	5.75	6.24	6.01	6.52	6.17
Net investment loss (1)	(48.52)	(43.34)	(24.38)	(25.52)	(20.41)	(21.64)
Total income (loss) from operations	(46.18)	(41.13)	(22.51)	(23.71)	(18.31)	(19.79)
Net asset value per unit at end of period	$927.89	$732.01	$845.71	$813.75	$867.66	$838.70

Total Return (3)	(4.74)%	(5.32)%	(2.59)%	(2.83)%	(2.07)%	(2.31)%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees	5.89%	6.58%	3.56%	3.82%	3.03%	3.27%
Incentive fees	0.62%	0.58%	0.71%	0.70%	0.74%	0.72%
Total expenses	6.51%	7.16%	4.27%	4.52%	3.77%	3.99%
Net investment loss (4)	(4.43)%	(5.12)%	(2.11)%	(2.36)%	(1.56)%	(1.81)%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

	2022
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3 (5)
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$950.90	$759.34	$830.25	$802.66	$843.02	$818.74		$659.82
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	93.46	75.37	82.02	78.67	83.28	82.25		41.37
Net investment loss (1)	(70.29)	(61.57)	(44.05)	(43.87)	(40.33)	(42.50)		(19.01)
Total income (loss) from operations	23.17	13.80	37.97	34.80	42.95	39.75		22.36
Redemption	—	—	—	—	—	—	—	(682.18)
Net asset value per unit at end of period	$974.07	$773.14	$868.22	$837.46	$885.97	$858.49		$—

Total Return (3)	2.44%	1.82%	4.57%	4.33%	5.09%	4.85%		3.39%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees	5.84%	6.52%	3.53%	3.77%	2.98%	3.26%		4.95%
Incentive fees	2.28%	2.30%	2.54%	2.46%	2.59%	2.69%		0.67%
Total expenses	8.12%	8.82%	6.07%	6.23%	5.57%	5.95%		5.62%
Net investment loss (4)	(4.78)%	(5.46)%	(2.47)%	(2.71)%	(1.92)%	(2.21)%		(4.45)%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

	2021
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$900.81	$721.77	$772.63	$748.69	$780.50	$759.80	$620.27
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	121.27	98.09	104.39	100.80	106.26	104.44	83.36
Net investment loss (1)	(71.18)	(60.52)	(46.77)	(46.83)	(43.74)	(45.50)	(43.81)
Total income (loss) from operations	50.09	37.57	57.62	53.97	62.52	58.94	39.55
Net asset value per unit at end of period	$950.90	$759.34	$830.25	$802.66	$843.02	$818.74	$659.82

Total Return	5.56%	5.21%	7.46%	7.21%	8.01%	7.76%	6.38%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees	5.75%	6.46%	3.43%	3.68%	2.87%	3.20%	4.88%
Incentive fees	2.11%	1.88%	2.65%	2.60%	2.77%	2.82%	2.17%
Total expenses	7.86%	8.34%	6.08%	6.28%	5.64%	6.02%	7.05%
Net investment loss (4)	(5.32)%	(6.03)%	(3.00)%	(3.25)%	(2.45)%	(2.77)%	(4.45)%

(1)	Net investment loss per unit is calculated by dividing the expenses net of interest income by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Net increase from payments by General Partner represents the difference between the mark-to-market valuation and the cost plus accrued interest value for redeeming Limited Partners and certain fund expense allocations throughout 2022 and the reduction amount of the General Partner’s contribution (see Note 5).
(3)	The 2023 Total Return before the General Partner contribution (see Note 5) is (5.45)% for the Class A units, (6.04)% for the Class B units, (3.31)% for the Legacy 1 Class units, (3.55)% for the Legacy 2 Class units, (2.79)% for the Global 1 Class units and (3.02)% for the Global 2 Class units. The 2022 Total Return before the General Partner contribution (see Note 5) is (0.71)% for the Class A units, (1.24)% for the Class B units, 1.36% for the Legacy 1 Class units, 1.13% for the Legacy 2 Class units, 1.94% for the Global 1 Class units and 1.63% for the Global 2 Class units.
(4)	Excludes incentive fee.
(5)	Global 3 Class units were closed effective February 28, 2022. The per unit performance activity and expense ratios for the Global 3 Class units is for the two months ended February 28, 2022. The expenses prior to incentive fees and net investment loss are annualized. The incentive fees are not annualized.

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

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The Partnership utilizes ADM Investor Services, Inc., and Marex Capital Markets Inc. as its clearing brokers.

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs at December 31, 2023 and 2022 was $6,110,343 and $4,586,226, respectively, which was 19.06% and 12.25% of the net asset value, respectively, and is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

For the year ended December 31, 2023, the monthly average number of futures contracts bought and sold was 5,220, and the monthly average number of forward contracts bought and sold was 0. For the year ended December 31, 2022, the monthly average number of futures contracts bought and sold was 3,768 and the monthly average number of forward contracts bought and sold was 0. For the year ended December 31, 2021, the monthly average number of futures contracts bought and sold was 4,806 and the monthly average number of forward contracts bought and sold was 59. There was one swap contract transaction during the year ending December 31, 2022. The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments at December 31, 2023 and December 31, 2022

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
Type of Contract	Condition Location	December 31, 2023	December 31, 2023	Fair Value

Agriculturals contracts	Net unrealized gain (loss) on open futures contracts	$203,405	$(63,753)	$139,652

Currencies contracts	Net unrealized gain (loss) on open futures contracts	205,979	(82,298)	123,681

Energy contracts	Net unrealized gain (loss) on open futures contracts	130,062	(273,062)	(143,000)

Interest rates contracts	Net unrealized gain (loss) on open futures contracts	492,331	(284,205)	208,126

Meats contracts	Net unrealized gain (loss) on open futures contracts	22,497	(2,978)	19,519

Metals contracts	Net unrealized gain (loss) on open futures contracts	248,177	(288,761)	(40,584)

Soft commodities contracts	Net unrealized gain (loss) on open futures contracts	438,070	(38,812)	399,258

Stock indices contracts	Net unrealized gain (loss) on open futures contracts	307,977	(128,928)	179,049

Total		$2,048,498	$(1,162,797)	$885,701

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
Type of Contract	Condition Location	December 31, 2022	December 31, 2022	Fair Value

Agriculturals contracts	Net unrealized gain (loss) on open futures contracts	$326,754	$(91,160)	$235,594

Currencies contracts	Net unrealized gain (loss) on open futures contracts	84,906	(125,411)	(40,505)

Energy contracts	Net unrealized gain (loss) on open futures contracts	95,073	(80,530)	14,543

Interest rates contracts	Net unrealized gain (loss) on open futures contracts	998,551	(199,951)	798,600

Meats contracts	Net unrealized gain (loss) on open futures contracts	33,078	(1,340)	31,738

Metals contracts	Net unrealized gain (loss) on open futures contracts	139,264	(36,642)	102,622

Soft commodities contracts	Net unrealized gain (loss) on open futures contracts	169,949	(49,630)	120,319

Stock indices contracts	Net unrealized gain (loss) on open futures contracts	134,543	(170,382)	(35,839)

Total		$1,982,118	$(755,046)	$1,227,072

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021

		Years Ended December 31,
Type of Contract	Line Item in Consolidated Statements of Operations	2023	2022	2021
Futures contracts
Agriculturals contracts	Net gains (losses) from futures trading	$(404,330)	$259,508	$1,021,263
Currencies contracts	Net gains (losses) from futures trading	283,290	1,212,759	(13,627)
Energy contracts	Net gains (losses) from futures trading	(579,975)	677,902	2,912,130
Interest rates contracts	Net gains (losses) from futures trading	(1,240,329)	3,622,349	(423,325)
Meats contracts	Net gains (losses) from futures trading	680,609	(525,619)	(202,306)
Metals contracts	Net gains (losses) from futures trading	(147,341)	947,102	(249,816)
Soft commodities contracts	Net gains (losses) from futures trading	1,921,586	(516,478)	1,783,024
Stock indices contracts	Net gains (losses) from futures trading	(95,425)	63,234	893,886
Total futures contracts	Net gains (losses) from futures trading	418,085	5,740,757	5,721,229
Forward currency contracts	Net gains (losses) from forward currency trading	—	—	86,650
Swap contracts	Net gains (losses) from swap trading	—	(330,498)	828,940

Total		$418,085	$5,410,259	$6,636,819

Line Item in Consolidated Statements of Operations	For years ended December 31,
	2023	2022	2021

Net gains (losses) from futures trading
Realized	$759,456	$4,737,637	$7,061,115
Change in unrealized	(341,371)	1,003,120	(1,339,886)
Total realized and change in unrealized net gains (losses) from futures trading	$418,085	$5,740,757	$5,721,229

Net gains (losses) from forward currency trading
Realized	$—	$—	$22,721
Change in unrealized	—	—	63,929
Total realized and change in unrealized net gains (losses) from forward currency trading	$—	$—	$86,650

Net gains (losses) from swap trading
Realized	$—	$(922,129)	$—
Change in unrealized	—	591,631	828,940
Total realized and change in unrealized net gains (losses) from swap trading	$—	$(330,498)	$828,940

Total realized and change in unrealized net gains (losses) from futures, forward currency and swap trading	$418,085	$5,410,259	$6,636,819

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition.

Offsetting of Derivative Assets

As of December 31, 2023

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$2,048,498	$(1,162,797)	$885,701

Offsetting of Derivative Liabilities

As of December 31, 2023

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$1,162,797	$(1,162,797)	$—

Derivative Assets and Liabilities and Collateral Received by Counterparty

As of December 31, 2023

		Gross Amounts Not Offset in the Consolidated
		Statements of Financial Condition
	Net Amount of
	Unrealized Gain/(Loss)
	Presented in
	the Consolidated
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Pledged	Net Amount

ADM Investor Services, Inc.	$19,758	$—	$—	$19,758
Marex Capital Markets Inc.	865,943	—	—	865,943
Total	$885,701	$—	$—	$885,701

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

Note 12. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through date of issuance of the accompanying consolidated financial statements. Subsequent to December 31, 2023, there were redemptions paid from the Partnership totaling approximately $1,641,000.

Effective January 2024, the Partnership utilizes R.J. O’Brien & Associates, LLC as one of its clearing brokers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: April 1, 2024	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David M. Kavanagh and Maureen O’Rourke, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2024.

Signature	Title

/s/ David M. Kavanagh	President (Principal Executive Officer)
David M. Kavanagh

/s/ Maureen O’Rourke	Chief Financial Officer (Principal
Maureen O’Rourke	Financial and Accounting Officer)