Form 10-Q
period 2024-09-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2024-11-14
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED September 30, 2024

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Equity in brokers' trading accounts:
Cash	$4,061,782	$6,110,343
Net unrealized gain (loss) on open futures contracts	1,031,025	885,701
Total equity in brokers' trading accounts	5,092,807	6,996,044
Cash and cash equivalents	16,566,947	7,731,824
Securities owned, at fair value (cost $5,600,000 and $18,091,535, respectively)	5,595,050	17,635,232
Interest receivable, net	22,889	49,086
Total assets	$27,277,693	$32,412,186
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$135,826	$157,747
Organization and offering costs payable	6,170	7,370
Accrued operating expenses	5,603	6,628
Redemptions payable to limited partners	733,069	184,287
Total liabilities	880,668	356,032
Partners' Capital (Net Asset Value)
General Partner
Class A (231.29 units outstanding at both September 30, 2024 and December 31, 2023)	209,176	214,617
Legacy 2 Class (250.67 units outstanding at both September 30, 2024 and December 31, 2023)	201,721	203,985
GP Class (see Note 5)	349,848	587,556

Limited Partners
Class A (3,423.64 and 3,455.12 units outstanding at September 30, 2024 and December 31, 2023, respectively)	3,096,225	3,205,977
Class B (18,884.13 and 23,691.52 units outstanding at September 30, 2024 and December 31, 2023, respectively)	13,411,836	17,342,365
Legacy 1 Class (427.56 units outstanding at both September 30, 2024 and December 31, 2023)	358,213	361,592
Legacy 2 Class (140.55 units outstanding at both September 30, 2024 and December 31, 2023)	113,101	114,370
Global 1 Class (9,730.24 and 11,220.92 units outstanding at September 30, 2024 and December 31, 2023, respectively)	8,397,146	9,735,931
Global 2 Class (311.98 and 345.49 units outstanding at September 30, 2024 and December 31, 2023, respectively)	259,759	289,761
Total partners' capital (net asset value)	26,397,025	32,056,154
Total liabilities and partners' capital (net asset value)	$27,277,693	$32,412,186

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

September 30, 2024

(Unaudited)

Futures Contracts

	Expiration dates	No. of long contracts	No. of short contracts	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals				$72,840	0.27%	$(126,113)	(0.48)%	$(53,273)	(0.21)%
Currencies				211,936	0.80%	(19,335)	(0.07)%	192,601	0.73%
Energy				(40,947)	(0.16)%	(79,379)	(0.30)%	(120,326)	(0.46)%
Interest rates				4,682	0.02%	(8,000)	(0.03)%	(3,318)	(0.01)%
Meats				4,440	0.02%	(8,415)	(0.03)%	(3,975)	(0.01)%
Metals
Gold	12/24-2/25	25	—	330,000	1.25%	—	—	330,000	1.25%
Other Metals				113	—%	(18,358)	(0.07)%	(18,245)	(0.07)%
Soft commodities				156,016	0.59%	(61,441)	(0.23)%	94,575	0.36%
Stock indices				118,166	0.45%	—	—%	118,166	0.45%
Total U.S. Futures Positions				857,246		(321,041)		536,205

Foreign Futures Positions:
Agriculturals				964	—%	(1,000)	—%	(36)	—%
Currencies				(1,804)	(0.01)%	29,518	0.11%	27,714	0.10%
Energy				—	—%	120,869	0.46%	120,869	0.46%
Interest rates				275,749	1.04%	(9,050)	(0.03)%	266,699	1.01%
Metals				251,111	0.95%	(400,206)	(1.51)%	(149,095)	(0.56)%
Soft commodities				39,204	0.15%	—	—%	39,204	0.15%
Stock indices				188,862	0.72%	603	—%	189,465	0.72%
Total Foreign Futures Positions				754,086		(259,266)		494,820
Total Futures Contracts				$1,611,332	6.10%	$(580,307)	(2.19)%	$1,031,025	3.91%
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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2024

(Unaudited)

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description ***	Fair Value	(net asset value)
$400,000	4/11/2025	Federal Farm Credit Banks, 2.9%	$402,301	1.53%
5,200,000	10/7/2024-5/19/2025	Federal Home Loan Banks, 0.5%-3.5% **	5,192,749	19.67%
		Total U.S. Government-sponsored enterprises (cost $5,600,000)	$5,595,050	21.20%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $5,600,000)	$5,595,050	21.20%

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

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(Unaudited)		(Unaudited)
Net trading gains (losses)
Net gains (losses) from futures trading
Realized	$(2,604,511)	$1,944,921	$593,458	$2,760,345
Change in unrealized	977,973	(2,028,945)	145,324	(897,715)
Commissions	(82,204)	(131,972)	(322,622)	(404,959)
Net gains (losses) from futures trading	(1,708,742)	(215,996)	416,160	1,457,671

Net gains (losses) from securities
Realized	13,998	(984,979)	13,998	(1,044,063)
Change in unrealized	134,456	1,189,857	436,730	1,448,949
Net gains (losses) from securities	148,454	204,878	450,728	404,886

Net trading gains (losses)	(1,560,288)	(11,118)	866,888	1,862,557

Net investment income (loss)
Income
Interest and dividend income, net	187,171	131,463	505,206	384,558
Expenses from operations
Brokerage charge	337,358	418,382	1,089,166	1,287,658
Incentive fees	—	—	146,848	222,407
Organizational and offering costs	18,781	24,547	63,183	75,482
Operating expenses	17,034	21,995	57,104	67,493
Total expenses	373,173	464,924	1,356,301	1,653,040
Net investment loss	$(186,002)	$(333,461)	$(851,095)	$(1,268,482)
Net income (loss)	$(1,746,290)	$(344,579)	$15,793	$594,075

	Three Months ended September 30, 2024
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$(61.62)	$(49.63)	$(51.94)	$(50.42)	$(52.23)	$(50.94)

Weighted average number of units outstanding	3,656.95	19,605.28	427.56	391.22	10,122.36	329.61

	Three Months Ended September 30, 2023
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$(16.91)	$(14.64)	$(10.12)	$(10.28)	$(9.10)	$(9.35)

Weighted average number of units outstanding	3,765.84	25,465.81	427.56	391.22	11,716.54	348.99

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations (continued)

(Unaudited)

	Nine Months ended September 30, 2024
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$(23.52)	$(21.79)	$(7.91)	$(9.03)	$(4.66)	$(6.07)

Weighted average number of units outstanding	3,670.22	20,898.42	427.56	391.22	10,539.95	339.14

	Nine Months Ended September 30, 2023
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$5.66	$1.03	$19.59	$17.34	$23.63	$21.30

Weighted average number of units outstanding	3,767.59	26,427.95	427.56	391.22	12,034.34	349.69

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Nine Months Ended September 30, 2024

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount
Partners’ capital,
December 31, 2023	231.29	$214,617	3,455.12	$3,205,977	—	$—	23,691.52	$17,342,365	—	$—	427.56	$361,592	250.67	$203,985	140.55	$114,370
Net increase (decrease) from payments by General Partner (see Note 5)	—	174	—	2,597	—	—	—	13,408	—	—	—	294	—	166	—	93
Redemptions	—	—	(5.07)	(5,059)	—	—	(2,113.54)	(1,616,579)	—	—	—	—	—	—	—	—
Net income (loss)	—	19,727	—	294,603	—	—	—	1,498,562	—	—	—	35,111	—	19,692	—	11,040
Partners’ capital,
March 31, 2024	231.29	$234,518	3,450.05	$3,498,118	—	$—	21,577.98	$17,237,756	—	$—	427.56	$396,997	250.67	$223,843	140.55	$125,503
Net increase (decrease) from payments by General Partner (see Note 5)	—	150	—	2,222	—	—	—	10,496	—	—	—	253	—	143	—	80
Redemptions	—	—	(23.72)	(23,890)	—	—	(1,453.85)	(1,193,119)	—	—	—	—	—	—	—	—
Net income (loss)	—	(11,239)	—	(166,645)	—	—	—	(763,727)	—	—	—	(16,832)	—	(9,626)	—	(5,396)
Partners’ capital,
June 30, 2024	231.29	$223,429	3,426.33	$3,309,805	—	$—	20,124.13	$15,291,406	—	$—	427.56	$380,418	250.67	$214,360	140.55	$120,187
Net increase (decrease) from payments by General Partner (see Note 5)	—	45	—	665	—	—	—	3,003	—	—	—	77	—	43	—	24
Redemptions	—	—	(2.69)	(2,430)	—	—	(1,240.00)	(875,473)	—	—	—	—	—	—	—	—
Net income (loss)	—	(14,298)	—	(211,815)	—	—	—	(1,007,100)	—	—	—	(22,282)	—	(12,682)	—	(7,110)
Partners’ capital,
September 30, 2024	231.29	$209,176	3,423.64	$3,096,225	—	$—	18,884.13	$13,411,836	—	$—	427.56	$358,213	250.67	$201,721	140.55	$113,101

Net asset value per General Partner and Limited Partner unit at December 31, 2023		$927.89				$732.01				$845.71				$813.75

Net asset value per General Partner and Limited Partner unit at March 31, 2024		$1,013.94				$798.86				$928.51				$892.97

Net asset value per General Partner and Limited Partner unit at June 30, 2024		$965.99				$759.85				$889.74				$855.14

Net asset value per General Partner and Limited Partner unit at September 30, 2024		$904.37				$710.22				$837.80				$804.72

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Nine Months Ended September 30, 2024

(Unaudited)

	Global 1 Class				Global 2 Class				GP Class *
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner
	Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2023	—	$—	11,220.92	$9,735,931	—	$—	345.49	$289,761	—	$587,556	$32,056,154
Net increase (decrease) from payments by General Partner (see Note 5)	—	—	—	7,793	—	—	—	235	—	(24,760)	—
Redemptions	—	—	(484.98)	(449,947)	—	—	—	—	—	(76,498)	(2,148,083)
Net income (loss)	—	—	—	945,930	—	—	—	28,334	—	148,440	3,001,439
Partners’ capital,
March 31, 2024	—	$—	10,735.94	$10,239,707	—	$—	345.49	$318,330	—	$634,738	$32,909,510
Net increase (decrease) from payments by General Partner (see Note 5)	—	—	—	6,431	—	—	—	202	—	(19,977)	—
Redemptions	—	—	(354.84)	(344,765)	—	—	—	—	—	(122,684)	(1,684,458)
Net income (loss)	—	—	—	(400,307)	—	—	—	(13,266)	—	147,682	(1,239,356)
Partners’ capital,
June 30, 2024	—	$—	10,381.10	$9,501,066	—	$—	345.49	$305,266	—	$639,759	$29,985,696
Net increase (decrease) from payments by General Partner (see Note 5)	—	—	—	1,878	—	—	—	59	—	(5,794)	—
Redemptions	—	—	(650.86)	(557,478)	—	—	(33.51)	(27,349)	—	(379,651)	(1,842,381)
Net income (loss)	—	—	—	(548,320)	—	—	—	(18,217)	—	95,534	(1,746,290)
Partners’ capital,
September 30, 2024	—	$—	9,730.24	$8,397,146	—	$—	311.98	$259,759	—	$349,848	$26,397,025

Net asset value per General Partner and Limited Partner unit at December 31, 2023		$867.66				$838.70

Net asset value per General Partner and Limited Partner unit at March 31, 2024		$953.78				$921.39

Net asset value per General Partner and Limited Partner unit at June 30, 2024		$915.23				$883.57

Net asset value per General Partner and Limited Partner unit at September 30, 2024		$863.00				$832.63

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

GP 1, LLC (“GP 1”)          GP 4, LLC (“GP 4”)          GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”)          GP 8, LLC (“GP 8”)

There were no assets allocated to GP 1 as of September 30, 2024 and December 31, 2023.

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

The Partnership follows the provisions of FASB ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed. As of September 30, 2024, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2021.

Organization and offering costs: The General Partner has incurred all expenses in connection with the organization and the continuous public offering of partnership interests and is reimbursed by the Partnership. In addition, the General Partner continues to compensate wholesalers for services rendered to certain Limited Partners. This reimbursement is made monthly and the reimbursement amounts are listed by class in Note 5. In no event, however, will the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any prior year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the organization and the continuous public offering expenses are charged to expense from operations at the time of reimbursement or accrual. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. The Partnership is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. As of September 30, 2024,

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

unreimbursed organization and offering costs incurred by the General Partner were approximately $61,000 and may be reimbursed by the Partnership in the future.

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

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the periods ended September 30, 2024 and 2023, substantially all investments were highly liquid in Level 1 or 2 of the fair value hierarchy as shown in Note 2, all investments are carried at fair value, the Partnership carried no debt, and the consolidated statements of changes in partners’ capital (net asset value) is presented.

Recent accounting pronouncements: In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. ASU 2020-04 has been updated by ASU 2022-06 to defer the effective date through December 31, 2024. ASU 2020-04 has not had a significant impact on the Partnership’s consolidated financial statements and disclosures. The Partnership did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2024.

Interim financial statements: The consolidated financial statements included herein were prepared without audit according to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2024:

Assets and Liabilities	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$1,031,025	$—	$—	$1,031,025
Securities owned
U.S. Government-sponsored enterprises	—	5,595,050	—	5,595,050
Total	$1,031,025	$5,595,050	$—	$6,626,075

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

were no transfers among Levels 1, 2, and 3 during the nine months ended September 30, 2024 and year ended December 31, 2023.

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

Note 4. Commodity Trading Advisors and Cash Managers

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. As of September 30, 2024, the commodity trading advisors are EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP (“Episteme”), Quantica Capital AG (“Quantica”) and Sterling Partners Quantitative Investments LLC (“Sterling”) (collectively, the “Advisors”). The Advisors are paid a quarterly consulting fee ranging from 0.2 percent to 1 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee ranging from 0 percent to 20 percent of the new trading profits on the allocated net assets of the Advisor.

The Partnership previously engaged Middleton Dickinson Capital Management, LLC (the “Cash Manager”) as cash manager to manage the liquid assets of the Partnership through September 30, 2023. The general partner currently manages the liquid assets of the Partnership. The Cash Manager is a limited liability company formed in the State of Illinois, and was registered as an investment adviser with the Securities and Exchange Commission under the Investment Advisers Act of 1940.

The Partnership opened a custodial account at State Street Bank and Trust Company (“Custodian”), and granted the Cash Manager a limited power of attorney over such account. Such power of attorney gave the Cash Manager authority to make certain investments on behalf of the Partnership provided such investments are consistent with agreed upon investment guidelines. Such investments include, but are not limited to, U.S. Government-sponsored enterprise securities, U.S. Treasury securities, corporate bonds, investment grade money markets instruments and exchange-traded funds. All securities purchased by the Cash Manager on behalf of the Partnership or other liquid funds of the Partnership are held in the Partnership’s custody account at the Custodian. The Cash Manager had no beneficial or other interest in the securities and cash in such custody account. The Partnership incurred monthly fees, payable in arrears to the Custodian, equal to approximately 0.11% and 0.10% per annum of the Partnership’s average month-end net assets for the three and nine months ended September 30, 2024, respectively, and incurred monthly fees, payable in arrears to the Cash Manager and Custodian equal to approximately 0.17% and 0.17% per annum of the Partnership’s average month-end net assets for the three and nine months ended September 30, 2023, respectively. The fees are netted against interest and dividend income on the consolidated statements of operations.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $337,358 and $1,089,166 for the three and nine months ended September 30, 2024, respectively and $418,382 and $1,287,658 for the three and nine months ended September 30, 2023, respectively, are shown on the consolidated statements of operations.

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $18,781 and $63,183 for the three and nine months ended September 30, 2024, respectively and $24,547 and $75,482 for the three and nine months ended September 30, 2023, respectively, are shown on the consolidated statements of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed, at the General Partner’s discretion, pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $17,034 and $57,104 for the three and nine months ended September 30, 2024, respectively and $21,995 and $67,493 for the three and nine months ended September 30, 2023, respectively, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the General Partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, and Mr. Benitez, executive vice president, product management of the general partner, hold a minority

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

ownership interest in EMC, which is one of the commodity trading advisors of the Partnership. The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period. EMC was paid approximately $19,600 and $66,600, in consulting fees and no incentive fees for the three and nine months ended September 30, 2024, respectively, and $24,900 and $76,100 in consulting fees and no incentive fees for the three and nine months ended September 30, 2023, respectively.

The General Partner has entered into an agreement with the Partnership and made a capital contribution in the amount of $1,150,000 to the Partnership related to certain U.S. Government-sponsored enterprise securities held by the Partnership as of December 31, 2022 that were initially valued using cost plus accrued interest in accordance with the Partnership’s valuation procedures at the time. The U.S. Government-sponsored enterprises decreased in value due to the significant rise in interest rates in 2022 and were written down to fair value on the Partnership’s books as of December 31, 2022, as required by GAAP, resulting in a $1,150,000 unrealized loss on these positions. The full $1,150,000 unrealized loss was allocated to the General Partner. The capital contribution was invested in the GP Class, as reflected on the consolidated statements of changes in partners’ capital. The GP Class was opened solely to absorb the losses of the specific U.S. Government-sponsored enterprise securities. The General Partner’s contribution that can be recovered will be reduced monthly by a percentage of the Limited Partner’s redemptions. As of September 30, 2024, the total amount of the contribution recovered was $994,695 and the remaining amount that can be recovered was $1,967. The total amount of the reduction was $153,338 at September 30, 2024. To the extent the securities are sold or held to maturity without any realized losses, and after the monthly reduction for Limited Partner redemptions, the capital contribution shall be returned to the General Partner. The agreement will terminate on November 18, 2024, when all specific U.S. Government-sponsored enterprise securities have matured. The General Partner elected to make a contribution to the Partnership in 2023 in the amount of $156,800 which amount represents the difference between the mark-to-market valuation and the cost plus accrued interest value for redeeming Limited Partners and certain fund expense allocations throughout 2022. As a result of these contributions, Limited Partners in the Partnership were not impacted by the valuation differences.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Note 7. Financial Highlights

The following financial highlights and per unit performance reflect activity related to the Partnership. The following per unit performance calculations reflect activity related to the Partnership for the three and nine months ended September 30, 2024 and 2023. Total return is based on the change in value during the period of a theoretical investment made by a limited partner at the beginning of each calendar month during the period and is not annualized. The expense ratios below are computed based upon the weighted average net assets of the Limited Partners for the three and nine months ended September 30, 2024 and 2023 (annualized). Individual limited partners’ ratios may vary from these ratios based on various factors, including but not limited to the timing of capital transactions.

	Three Months ended September 30, 2024
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$965.99	$759.85	$889.74	$855.14	$915.23	$883.57
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	(54.14)	(42.47)	(49.86)	(47.91)	(51.24)	(49.44)
Net increase from payments by General Partner (2)	0.19	0.15	0.18	0.17	0.19	0.18
Net investment loss (1)	(7.67)	(7.31)	(2.26)	(2.68)	(1.18)	(1.68)
Total income (loss) from operations	(61.62)	(49.63)	(51.94)	(50.42)	(52.23)	(50.94)
Net asset value per unit at end of period	$904.37	$710.22	$837.80	$804.72	$863.00	$832.63

Total Return (3)	(6.38)%	(6.53)%	(5.84)%	(5.90)%	(5.71)%	(5.77)%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees (4)	6.06%	6.80%	3.78%	4.03%	3.29%	3.55%
Incentive fees (5)	—%	—%	—%	—%	—%	—%
Total expenses	6.06%	6.80%	3.78%	4.03%	3.29%	3.55%
Net investment loss (4) (6)	(3.34)%	(4.05)%	(1.07)%	(1.31)%	(0.54)%	(0.80)%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30, 2023
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$996.64	$788.81	$897.93	$865.08	$918.70	$889.14
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	(6.97)	(5.50)	(6.24)	(6.01)	(6.36)	(6.16)
Net increase from payments by General Partner (2)	0.75	0.59	0.67	0.65	0.69	0.66
Net investment loss (1)	(10.69)	(9.73)	(4.55)	(4.92)	(3.43)	(3.85)
Total income (loss) from operations	(16.91)	(14.64)	(10.12)	(10.28)	(9.10)	(9.35)
Net asset value per unit at end of period	$979.73	$774.17	$887.81	$854.80	$909.60	$879.79

Total Return (3)	(1.70)%	(1.86)%	(1.13)%	(1.19)%	(0.99)%	(1.05)%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees (4)	5.85%	6.52%	3.55%	3.80%	3.01%	3.25%
Incentive fees (5)	—%	—%	—%	—%	—%	—%
Total expenses	5.85%	6.52%	3.55%	3.80%	3.01%	3.25%
Net investment loss (4) (6)	(4.36)%	(5.02)%	(2.06)%	(2.30)%	(1.51)%	(1.75)%

	Nine Months ended September 30, 2024
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$927.89	$732.01	$845.71	$813.75	$867.66	$838.70
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	6.06	5.67	4.77	4.68	5.16	4.84
Net increase from payments by General Partner (2)	1.59	1.29	1.46	1.40	1.53	1.46
Net investment loss (1)	(31.17)	(28.75)	(14.14)	(15.11)	(11.35)	(12.37)
Total income (loss) from operations	(23.52)	(21.79)	(7.91)	(9.03)	(4.66)	(6.07)
Redemption
Net asset value per unit at end of period	$904.37	$710.22	$837.80	$804.72	$863.00	$832.63

Total Return (3)	(2.54)%	(2.98)%	(0.93)%	(1.11)%	(0.54)%	(0.72)%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees (4)	6.00%	6.73%	3.67%	3.92%	3.14%	3.39%
Incentive fees (5)	0.44%	0.44%	0.54%	0.53%	0.59%	0.56%
Total expenses	6.44%	7.17%	4.21%	4.45%	3.73%	3.95%
Net investment loss (4) (6)	(3.75)%	(4.48)%	(1.42)%	(1.67)%	(0.88)%	(1.13)%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30, 2023
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$974.07	$773.14	$868.22	$837.46	$885.97	$858.49
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	37.74	29.81	34.07	32.82	34.90	33.76
Net increase from payments by General Partner (2)	6.24	5.11	5.59	5.38	5.80	5.51
Net investment loss (1)	(38.32)	(33.89)	(20.07)	(20.86)	(17.07)	(17.97)
Total income (loss) from operations	5.66	1.03	19.59	17.34	23.63	21.30
Net asset value per unit at end of period	$979.73	$774.17	$887.81	$854.80	$909.60	$879.79

Total Return	0.58%	0.13%	2.26%	2.07%	2.67%	2.48%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees (4)	5.89%	6.57%	3.57%	3.82%	3.03%	3.27%
Incentive fees (5)	0.62%	0.57%	0.70%	0.70%	0.73%	0.71%
Total expenses	6.51%	7.14%	4.27%	4.52%	3.76%	3.98%
Net investment loss (4) (6)	(4.45)%	(5.13)%	(2.13)%	(2.38)%	(1.59)%	(1.83)%

(1)	Net investment loss per unit is calculated by dividing the expenses net of interest income by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Net increase from payments by General Partner represents the reduction amount of the General Partner’s contribution (see Note 5).
(3)	The three months ended September 30, 2024 Total Return before the General Partner contribution (see Note 5) was (6.46)% for the Class A units, (6.63)% for the Class B units, (5.91)% for the Legacy 1 Class units, (5.97)% for the Legacy 2 Class units, (5.78)% for the Global 1 Class units and (5.83)% for the Global 2 Class units. The nine months ended September 30, 2024 Total Return before the General Partner contribution (see Note 5) was (2.73)% for the Class A units, (3.19)% for the Class B units, (1.12)% for the Legacy 1 Class units, (1.29)% for the Legacy 2 Class units, (0.72)% for the Global 1 Class units and (0.90)% for the Global 2 Class units. The three months ended September 30, 2023 Total Return before the General Partner contribution (see Note 5) was (1.78)% for the Class A units, (1.94)% for the Class B units, (1.21)% for the Legacy 1 Class units, (1.27)% for the Legacy 2 Class units, (1.07)% for the Global 1 Class units and (1.13)% for the Global 2 Class units. The nine months ended September 30, 2023 Total Return before the General Partner contribution (see Note 5) was (0.06)% for the Class A units, (0.51)% for the Class B units, 1.61% for the Legacy 1 Class units, 1.43% for the Legacy 2 Class units, 2.02% for the Global 1 Class units and 1.84% for the Global 2 Class units.
(4)	Annualized.
(5)	Not annualized.
(6)	Excludes incentive fee.

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

The amount of required margin and good faith deposits with the FCMs usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs at September 30, 2024 and December 31, 2023 was $4,061,782 and $6,110,343, respectively, which was 15.39% and 19.06% of the net asset value, respectively, and is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The monthly average number of futures contracts bought and sold was 3,871 and 5,054, respectively, for the three and nine months ended September 30, 2024 and 5,795 and 5,065, respectively, for the three and nine months ended September 30, 2023. The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments at September 30, 2024 and December 31, 2023

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
Type of Contract	Condition Location	September 30, 2024	September 30, 2024	Fair Value

Agriculturals contracts	Net unrealized gain (loss) on open futures contracts	$90,979	$(144,288)	$(53,309)

Currencies contracts	Net unrealized gain (loss) on open futures contracts	271,579	(51,264)	220,315

Energy contracts	Net unrealized gain (loss) on open futures contracts	139,658	(139,115)	543

Interest rates contracts	Net unrealized gain (loss) on open futures contracts	372,266	(108,885)	263,381

Meats contracts	Net unrealized gain (loss) on open futures contracts	4,440	(8,415)	(3,975)

Metals contracts	Net unrealized gain (loss) on open futures contracts	597,864	(435,204)	162,660

Soft commodities contracts	Net unrealized gain (loss) on open futures contracts	220,290	(86,511)	133,779

Stock indices contracts	Net unrealized gain (loss) on open futures contracts	363,338	(55,707)	307,631

Total		$2,060,414	$(1,029,389)	$1,031,025

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
Type of Contract	Condition Location	December 31, 2023	December 31, 2023	Fair Value

Agriculturals contracts	Net unrealized gain (loss) on open futures contracts	$203,405	$(63,753)	$139,652

Currencies contracts	Net unrealized gain (loss) on open futures contracts	205,979	(82,298)	123,681

Energy contracts	Net unrealized gain (loss) on open futures contracts	130,062	(273,062)	(143,000)

Interest rates contracts	Net unrealized gain (loss) on open futures contracts	492,331	(284,205)	208,126

Meats contracts	Net unrealized gain (loss) on open futures contracts	22,497	(2,978)	19,519

Metals contracts	Net unrealized gain (loss) on open futures contracts	248,177	(288,761)	(40,584)

Soft commodities contracts	Net unrealized gain (loss) on open futures contracts	438,070	(38,812)	399,258

Stock indices contracts	Net unrealized gain (loss) on open futures contracts	307,977	(128,928)	179,049

Total		$2,048,498	$(1,162,797)	$885,701

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

		Three Months Ended		Nine Months Ended
Type of Contract	Line Item in Consolidated Statements of Operations	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Futures contracts
Agriculturals contracts	Net gains (losses) from futures trading	$(116,920)	$(27,596)	$762,059	$(519,795)
Currencies contracts	Net gains (losses) from futures trading	(601,579)	376,431	(78,977)	953,690
Energy contracts	Net gains (losses) from futures trading	(123,125)	614,220	(844,497)	348,205
Interest rates contracts	Net gains (losses) from futures trading	(38,962)	65,908	(417,095)	(401,310)
Meats contracts	Net gains (losses) from futures trading	(108,375)	(42,616)	(163,472)	799,578
Metals contracts	Net gains (losses) from futures trading	(391,537)	(357,049)	(1,131,867)	(700,206)
Soft commodities contracts	Net gains (losses) from futures trading	(25,674)	66,326	1,678,377	1,358,078
Stock indices contracts	Net gains (losses) from futures trading	(220,366)	(779,648)	934,254	24,390
Total futures contracts	Net gains (losses) from futures trading	$(1,626,538)	$(84,024)	$738,782	$1,862,630

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Line Item in Consolidated Statements of Operations	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Net gains (losses) from futures trading
Realized	$(2,604,511)	$1,944,921	$593,458	$2,760,345
Change in unrealized	977,973	(2,028,945)	145,324	(897,715)
Total realized and change in unrealized net gains (losses) from futures trading	$(1,626,538)	$(84,024)	$738,782	$1,862,630

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition:

Offsetting of Derivative Assets

As of September 30, 2024

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$2,060,414	$(1,029,389)	$1,031,025

Offsetting of Derivative Liabilities

As of September 30, 2024

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$1,029,389	$(1,029,389)	$—

Derivative Assets and Liabilities and Collateral Received by Counterparty

As of September 30, 2024

		Gross Amounts Not Offset in the Consolidated
		Statements of Financial Condition
	Net Amount of
	Unrealized Gain/(Loss)
	Presented in
	the Consolidated
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Pledged	Net Amount

ADM Investor Services, Inc.	$207,728	$—	$—	$207,728
R.J. O'Brien & Associates, LLC	823,297	—	—	823,297
Total	$1,031,025	$—	$—	$1,031,025

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest and dividend income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and nine months ended September 30, 2024 and 2023, are set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Total return – Class A Units	(6.38)%	(1.70)%	(2.54)%	0.58%
Total return – Class B Units	(6.53)%	(1.86)%	(2.98)%	0.13%
Total return – Legacy 1 Class Units	(5.84)%	(1.13)%	(0.93)%	2.26%
Total return – Legacy 2 Class Units	(5.90)%	(1.19)%	(1.11)%	2.07%
Total return – Global 1 Class Units	(5.71)%	(0.99)%	(0.54)%	2.67%
Total return – Global 2 Class Units	(5.77)%	(1.05)%	(0.72)%	2.48%

Grant Park’s total net asset value at September 30, 2024 was approximately $26.4 million, at December 31, 2023 was approximately $32.1 million, and at September 30, 2023 was approximately $35.1 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding securities, for the three and nine months ended September 30, 2024 and 2023.

	% Gain (Loss)		% Gain (Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Agriculturals	(0.5)%	(0.1)%	2.3%	(1.5)%
Currencies	(2.1)	1.1	(0.7)	2.6
Energy	(0.4)	1.7	(2.8)	1.0
Interest rates	(0.1)	0.2	(1.6)	(2.0)
Meats	(0.4)	(0.1)	(0.5)	2.2
Metals	(1.4)	(1.0)	(3.8)	(1.9)
Soft commodities	(0.1)	0.2	5.1	3.9
Stock indices	(0.8)	(2.3)	2.8	(0.1)

Total	(5.8)%	(0.3)%	0.8%	4.2%

Three months ended September 30, 2024 compared to three months ended September 30, 2023

For the three months ended September 30, 2024, Grant Park had a negative return of (6.4)% for the Class A units, a negative return of (6.5)% for the Class B units, a negative return of (5.8)% for the Legacy 1 Class units, a negative return of (5.9)% for the Legacy 2 Class units, a negative return of (5.7)% for the Global 1 Class units, and a negative return of (5.8)% for the Global 2 Class units. On a combined basis prior to expenses, Grant Park had trading losses of 5.8% which were decreased by gains of 0.2% from securities and 0.7% from interest and dividend income. These trading losses were increased by 1.3% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2023, Grant Park had a negative return of 1.7% for the Class A units, a negative return of 1.9% for the Class B units, a negative return of 1.1% for the Legacy 1 Class units, a negative return of 1.2% for the Legacy 2 Class units, a negative return of 1.0% for the Global 1 Class units, and a negative return of 1.1% for the Global 2 Class units. On a combined basis prior to expenses, Grant Park had trading losses of 0.3% which were increased by losses of 0.1% from securities and decreased by gains of 0.4% from interest and dividend income. These trading losses were increased by 1.6% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

For the nine months ended September 30, 2024, Grant Park had a negative return of (2.5)% for the Class A units, a negative return of (3.0)% for the Class B units, a negative return of (0.9)% for the Legacy 1 Class units, a negative return of (1.1)% for the Legacy 2 Class units, a negative return of (0.5)% for the Global 1 Class units, and a negative return of (0.7)% for the Global 2 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 0.8% which were increased by gains of 0.4% from securities and increased by gains of 1.7% from interest and dividend income. These trading gains were decreased by 5.0% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2023, Grant Park had a positive return of 0.6% for the Class A units, a positive return of 0.1% for the Class B units, a positive return of 2.3% for the Legacy 1 Class units, a positive return of 2.1% for the Legacy 2 Class units, a positive return of 2.7% for the Global 1 Class units, and a positive return of 2.5% for the Global 2 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 4.2% which were decreased by losses of 0.1% from securities and increased by gains of 1.5% from interest income, dividend income and other income. These trading gains were decreased by 4.6% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2024

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

Key trading developments for Grant Park during the first nine months of 2024 included the following:

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

July. Grant Park recorded losses during the month. Class A units were down 5.28%, Class B units were down 5.33%, Legacy 1 Class units were down 5.10%, Legacy 2 Class units were down 5.12%, Global 1 Class units were down 5.06% and Global 2 Class units were down 5.07%. Grant Park’s July performance was negative. Currencies sector performance was negative, led by positions in the Japanese yen, Australian dollar, the Swiss franc and the New Zealand dollar. Performance in the metals sector was negative and driven by positions in palladium, aluminum, copper, zinc and iron ore. The interest rate sector performance was negative due to positions in U.S. 10-year treasury notes, Euro Schatz, Australian bills, Canadian bonds and German bunds. Performance in the stock indices sector was negative and was driven by positions in the Nikkei, Dax and Nasdaq indices. The energies sector was negative due to losses from positions in crude oil, brent oil and gasoline blendstock. Positive performance in the agricultural sector was led by positions in soybeans, corn, cotton and sugar.

August. Grant Park recorded losses during the month. Class A units were down 3.15%, Class B units were down 3.20%, Legacy 1 Class units were down 2.96%, Legacy 2 Class units were down 2.98%, Global 1 Class units were down 2.92% and Global 2 Class units were down 2.94%. Grant Park’s August performance was negative. Performance in the metals sector was negative and driven by positions in aluminum, palladium, zinc and nickel. The interest rate sector performance was negative due to positions in U.S. 10-year treasury notes, Japanese government bonds and German bunds. Performance in the stock indices sector was negative and was driven by positions in the Nikkei and ALL ORD indices. Negative performance in the agriculturals sector was led by positions in cotton and live cattle. Currencies sector performance was negative, led by positions in the Canadian dollar, the Swiss franc and the Mexican peso. The energies sector was positive due to gains from positions in gas oil and heating oil.

September. Grant Park recorded gains during the month. Class A units were up 2.05%, Class B units were up 2.00%, Legacy 1 Class units were up 2.25%, Legacy 2 Class units up 2.23%, Global 1 Class units were up 2.30% and Global 2 Class units were up 2.28%. Grant Park’s September performance was positive. The interest rate sector performance was positive due to positions in the Euribor, 3-month CORRA futures, 3-month SONIA futures, Italian government bonds and the bobl futures. Performance in the stock indices sector was positive and was driven by positions in the Hang Seng, FTSE China A50 and the MSCI EM indices. Currencies sector performance was positive, led by positions in the British pound, the Australian dollar and the New Zealand dollar. Performance in the metals sector was positive and driven by positions in gold and zinc. Negative performance in the agriculturals sector was led by positions in corn, soybeans, cotton and sugar. The energies sector was negative due to positions in natural gas and crude oil.

Nine months ended September 30, 2023

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of September 30, 2024 and December 31, 2023 and the trading gains/losses by market category for the nine months ended September 30, 2024 and the year ended December 31, 2023. All open position trading risk exposures of Grant Park, except for the securities, have been included in calculating the figures set forth below. As of September 30, 2024, Grant Park’s net asset value was approximately $26.4 million. As of December 31, 2023, Grant Park’s net asset value was approximately $32.1 million.

	September 30, 2024
Market Sector	Value at Risk*	Trading Gain/(Loss)

Interest rates	0.9%	(1.6)%
Stock indices	0.4	2.8
Metals	0.4	(3.8)
Agriculturals/soft commodities/meats	0.3	6.9
Currencies	0.3	(0.7)
Energy	0.3	(2.8)
Aggregate/Total	1.4%	0.8%

	December 31, 2023
Market Sector	Value at Risk*	Trading Gain/(Loss)

Agriculturals/soft commodities/meats	0.5%	6.4%
Stock indices	0.5	(0.5)
Interest rates	0.3	(4.6)
Energy	0.2	(1.7)
Currencies	0.2	0.4
Metals	0.2	(0.2)
Aggregate/Total	1.0%	(0.2)%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of September 30, 2024, by market sector.

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

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of September 30, 2024.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2023, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There are no Grant Park units authorized for issuance under equity compensation plans. There have been no sales of unregistered securities of Grant Park during the quarter ended September 30, 2024. In addition, Grant Park did not repurchase any units under a formal repurchase plan. All Grant Park unit redemptions were in the ordinary course of business during the quarter ended September 30, 2024. There have not been any purchases of units by Grant Park or any affiliated purchasers during the quarter ended September 30, 2024.

Item 6.  Exhibits

(a)Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: November 14, 2024	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)