Form 10-K
period 2024-12-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2025-03-31
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The Registrant has no voting stock. As of February 28, 2025, there were 3,654.93 Class A Units, 15,831.82 Class B Units, 374.12 Legacy 1 Class Units, 391.22 Legacy 2 Class Units, 8,844.15 Global Alternative Markets 1 Class Units, 311.98 Global Alternative Markets 2 Class Units, and 0.00 Global Alternative Markets 3 Class Units issued and outstanding.

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

GP 1, LLC (“GP 1”) GP 4, LLC (“GP 4”)GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”) GP 8, LLC (“GP 8”)

There were no assets allocated to GP 1 as of December 31, 2024 and December 31, 2023.

Through their respective Trading Companies, EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP (“Episteme”), Quantica Capital AG (“Quantica”) and Sterling Partners Quantitative Investments LLC (“Sterling”), (collectively, the “Advisors”), served as Grant Park’s commodity trading advisors at December 31, 2024. Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of December 31, 2024, the general partner allocated between 1% to 35% of Grant Park’s net assets through the respective Trading Companies among its trading advisors EMC, Episteme, Quantica and Sterling. No more than 35% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor or reference trader. The general partner may terminate or replace the trading advisors and/or enter into swap transactions related to the performance of reference traders or retain additional trading advisors in its sole discretion. Grant Park utilizes ADM Investor Services, Inc. and R.J. O’Brien & Associates, LLC as its clearing brokers. The general partner may retain additional or substitute clearing brokers for Grant Park in its sole discretion.

As of December 31, 2024, Grant Park had a net asset value of approximately $24.1 million and 1,113 limited partners. As of the close of business on December 31, 2024, the net asset value per unit of the Class A units was $882.25, the net asset value per unit of the Class B units was $691.71, the net asset value per unit of the Legacy 1 Class units was $822.05, the net asset value per unit of the Legacy 2 Class units was $789.09, the net asset value per unit of the Global 1 Class units was $847.94 and the net asset value per unit of the Global 2 Class units was $817.58. As previously disclosed and described in Grant Park’s prospectus, all Global 3 Class units have either been exchanged to Global 1 Class units or fully redeemed. As a result, the Global 3 Class is closed effective February 28, 2022. The GP Class was established December 31, 2022 as a non-earning equity general partner class for accounting purposes only (see Note 5 to the consolidated financial statements).

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

Grant Park’s performance, trading activities, operating results, financial condition and net asset value could be negatively impacted by a number of risks and uncertainties, including, but not limited to those outlined below, which the general partner considers the most significant risks that may affect the value of an investment in Grant Park. Investors should also refer to the other information included in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Grant Park’s consolidated financial statements and related notes for the year ended December 31, 2024, as well as information incorporated by reference herein, for further information regarding Grant Park.

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

Commodity interest markets and contracts are highly volatile and are subject to rapid and substantial fluctuations that may frequently occur. Consequently, investors could lose all or substantially all of their investment in Grant Park if Grant Park’s trading positions are or become unprofitable. The profitability of Grant Park depends primarily on the ability of Grant Park’s trading advisors or reference traders to forecast these fluctuations accurately. Price movements for commodity interests are influenced by, among other things:

●	changes in interest rates;

●	governmental, agricultural, trade, fiscal, monetary and exchange control programs and policies;
●	disruptions and uncertainty in connection with global events including Russia’s invasion of the Ukraine, the Israel-Hamas war and large-scale diseases or illnesses;
●	weather and climate conditions;
●	changes in supply and demand, including the global supply chain;
●	money supply policies, liquidity and access to capital;
●	global or regional price inflation, including within supply chains, and governmental efforts to curb inflation;
●	changes in balances of payments and trade;
●	U.S. and international rates of inflation or deflation;
●	exchange rates, currency valuations, devaluations and revaluations;
●	U.S. and international political and economic events and uncertainty; and
●	changes in investor expectations and emotions of market participants.

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

Trading on international markets increases the risk that events or circumstances that disrupt such markets may have a materially adverse effect on Grant Park’s business or operations or the value of positions held by Grant Park. Such events or circumstances may include, but are not limited to, inflation or deflation, currency devaluation, interest rate changes, exchange rate fluctuations, changes in government policies, natural disasters, pandemics or other extraordinary events, armed conflicts, global or regional supply chain interruptions, political or social instability or other unforeseen developments that cannot be quantified.

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

Grant Park may be affected by global health events.

Epidemics, pandemics and other widespread public health problems, including outbreaks of infectious diseases such as SARS, H1N1/09 flu, avian flu, Ebola, RSV, COVID‐19, and Monkeypox, have in the past resulted in market volatility and disruption on a regional and global scale. In addition, such outbreaks have in the past resulted and may in the future result in restrictions on travel and public transport and prolonged closures of workplaces, which has had and may have a material adverse effect on the regional or national economies which have imposed or may impose such restrictions and which, in turn, may have a wider impact on the global economy. Accordingly, a significant outbreak of an epidemic or contagious disease could result in a widespread health crisis and restrict the level of business activity in affected areas, which may in turn give rise to significant costs to Grant Park and adversely affect Grant Park’s business and financial results. Any other global public health event could also have a significant adverse impact and result in significant losses to Grant Park. The impact that any such epidemic or contagious disease or other public health event would have on the performance of Grant Park is uncertain, and it will depend to a large extent on future developments and governmental responses, including actions taken by authorities and other entities to contain such health event or treat its impact, on a national, regional and global level, all of which are beyond the general partner’s control.

Russian-Ukraine War, Israel-Hamas War and Other International Conflicts.

In February 2022, Russia mobilized and commenced military operations in Ukraine resulting in a large-scale conflict within the country and the surrounding border regions. The war is ongoing. The effects, scale, and impact of this conflict on Ukraine, Russia and other countries continues to be highly uncertain and cannot be predicted. The United States and other global leaders have imposed economic sanctions against Russia, and it is unclear whether further sanctions and/or additional military responses will be implemented. Effects on the global economy and trading markets resulting from the military operations and economic sanctions connected to the Russia-Ukraine conflict continue, and remain uncertain and impossible to predict. Although Grant Park does not currently and does not intend to invest in properties or securities located in Russia, Ukraine, or surrounding regions, these events could negatively affect the value and liquidity of Grant Park’s investments due to the interconnected nature of the global economy and capital markets.

In October 2023, attacks by the terrorist organization Hamas occurred throughout Israel. The effects, scale, and impact of Israel’s response to those attacks, declaration of war, and the ensuing conflict has been intense, and remain uncertain. Although Grant Park does not currently and does not intend to invest in properties or securities located in Israel or surrounding regions, these events could negatively affect the value and liquidity of Grant Park’s investments due to the interconnected nature of the global economy and capital markets.

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

Grant Park may be affected by inflation.

Inflation could potentially affect Grant Park’s performance in a number of ways. High rates of inflation and rapid increases in the rate of inflation generally have a negative impact on financial markets and the broader economy. In an attempt to stabilize prices, governments may impose wage and price controls or otherwise intervene. Governmental efforts to curb inflation, including by increasing interest rates or reducing fiscal or monetary stimuli, often have negative effects on the level of economic activity. Certain countries, including the United States, have recently seen increased levels of inflation, and persistently high levels of inflation could have a material impact on Grant Park’s investments and returns.

Grant Park may be affected by the cessation of USD LIBOR.

As of September 30, 2024, all remaining settings of the US Dollar (USD) LIBOR ceased to be published. This cessation followed an extended global transition period and constituted the final step in moving away from USD LIBOR to alternative rates such as the Secured Overnight Financing Rate (SOFR). Unlike USD LIBOR, SOFR is based on actual transactions in the overnight US Treasury repurchase market. The UK Financial Conduct Authority has said it has no intention of compelling ICE Benchmark Administration Limited to continue to publish the USD LIBOR settings after September 30, 2024.

The cessation of USD LIBOR potentially impacts any remaining contracts still referencing USD LIBOR after September 30, 2024. Many contracts have fallback provisions, which typically dictate how interest rates will be calculated in the absence of LIBOR; however, these provisions are not usually intended for long-term use. In most cases, the cessation of USD LIBOR will require documentation to be amended or replaced to switch to SOFR or another alternative rate. There may be challenges for Grant Park to enter into hedging transactions against instruments based on SOFR or another alternative rate until or unless a market for such hedging transactions develops. Any of the above factors may potentially adversely affect Grant Park’s performance or net asset value.

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

There has been a dramatic increase over the past 40 years in the amount of assets managed by systematic and technical trading systems like that of the trading advisors and reference traders. Assets in managed futures, for example, have grown from approximately $300 million in 1980 to over $339 billion in December 2024 according to BarclayHedge. This results in increased trading competition among a larger number of market participants for transactions at favorable prices, which could operate to the detriment of Grant Park by preventing Grant Park from affecting transactions at desired prices. It may become more difficult for Grant Park to implement its trading strategies if other commodity trading advisors or reference traders using technical systems are, at the same time, also attempting to initiate or liquidate commodity interest positions.

Speculative position limits and daily price fluctuation limits may alter trading decisions for Grant Park.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions that any person may hold or control in certain exchange-traded derivatives. On November 12, 2020, the CFTC approved a final rule adopting new and amended spot month position limits for derivatives contracts associated with 25 physical commodities and amended single-month and all-months-combined limits for most of the agricultural contracts subject to position limits on that date. Under the final rule, non-spot month position limits were not extended. Additionally, the CFTC adopted new and amended definitions for use throughout the position limits regulations, including a revised definition of “bona fide hedging transaction or position” that includes an expanded list of enumerated bona fide hedges and a new definition of “economically equivalent swaps.” The Commission also amended rules governing exchange-set position limit levels and related exchange exemptions and established a new process for non-enumerated bona fide hedging recognitions for purposes of position limits.

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

The USA Patriot Act of 2001, as amended (the “Patriot Act”) contains, among other things, provisions intended to safeguard against the laundering of money in the United States by individuals involved in illicit or illegal activities. The Patriot Act focuses on individuals wishing to invest their money in U.S. ventures and provides that domestic investment entities (such as Grant Park) that accept money from such individuals must conduct a substantial investigation to determine whether prospective investors are, or may be, engaged in illicit or illegal activities. If the general partner inadvertently admits a prohibited person or entity as an investor in Grant Park, substantial negative consequences to Grant Park could result, including but not limited to the freezing and/or forfeiture of all of Grant Park’s assets as well as reputational harm. Grant Park undertakes reasonable efforts to safeguard itself from being used by individuals to disguise their illegal or illicit activities. Despite these efforts, however, there is no guarantee that dishonest individuals or those engaged in illicit or illegal activities will be screened successfully from participating as investors in Grant Park.

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

Legislative, regulatory or administrative changes to the tax laws could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect Grant Park and/or its investors. The individual and collective impact of such changes is uncertain and may not become evident for some period of time.

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

There is no established trading market for any of Grant Park’s units. All units may be transferred or redeemed subject to the conditions imposed by Grant Park’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”). As of February 28, 2025 there were 16 Class A unit holders, 709 Class B unit holders, 10 Legacy 1 Class unit holders, six Legacy 2 Class unit holders, 313 Global 1 Class unit holders, nine Global 2 Class unit holders, and no Global 3 Class unit holders, and 3,654.93 Class A units, 15,831.82 Class B units, 374.12 Legacy 1 Class units, 391.22 Legacy 2 Class units, 8,844.15 Global 1 Class units, 311.98 Global 2 Class units and no Global 3 Class units outstanding. The GP Class was established December 31, 2022 as a non-earning equity general partner class for accounting purposes only.

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

Issuer Purchases of Equity Securities

There are no Grant Park units authorized for issuance under any equity compensation plans. There have been no sales of unregistered securities of Grant Park during the quarter ended December 31, 2024. In addition, Grant Park did not repurchase any units under a formal repurchase plan. All Grant Park unit redemptions were in the ordinary course of business during the quarter ended December 31, 2024. There have not been any purchases of units by Grant Park or any affiliated purchasers during the quarter ended December 31, 2024.

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

Valuation of Financial Instruments

Grant Park follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 820, Fair Value Measurement. Grant Park utilizes valuation techniques that are consistent with the market approach per the requirement of ASC 820 for the valuation of futures (exchange traded) contracts, forward (non-exchange traded) contracts, option contracts, swap transactions, other interests in commodities, mutual funds, exchange-traded funds and fixed income products. FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Grant Park records all investments at fair value in the financial statements. Changes in fair value from the prior period are recorded as unrealized gain or losses and are reported in the consolidated statement of operations. Fair value of exchange-traded futures contracts, options on futures contracts and exchange-traded funds are based upon exchange settlement prices. Grant Park values forward contracts and options on forward contracts based on the average bid and ask price of quoted forward spot prices obtained. U.S. Government securities, securities of U.S. Government-sponsored enterprises, corporate bonds and commercial paper are valued using current market quotations provided by an independent external pricing source to determine fair value. The investment in total returns swap is reported at fair value based on daily price reporting from the swap counterparty which uses exchange prices to value most futures positions and the remaining positions are valued using proprietary pricing models of the counterparty.

Results of Operations

The results of operations for the year ended December 31, 2022 are not included in this filing but can be found in Grant Park’s 2022 Annual Report on Form 10-K in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Grant Park’s returns, which are Grant Park’s trading gains plus interest and dividend income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the years ended December 31, 2024 and 2023 are set forth in the table below:

	2024	2023

Total return – Class A Units	(4.92)%	(4.74)%
Total return – Class B Units	(5.50)%	(5.32)%
Total return – Legacy 1 Class Units	(2.80)%	(2.59)%
Total return – Legacy 2 Class Units	(3.03)%	(2.83)%
Total return – Global 1 Class Units	(2.27)%	(2.07)%
Total return – Global 2 Class Units	(2.52)%	(2.31)%

Grant Park’s total net asset value at December 31, 2024 and 2023 was $24.1 million and $32.1 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

Year ended December 31, 2024

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

October. Grant Park recorded losses during the month. Class A units were down 4.92%, Class B units were down 4.98%, Legacy 1 Class units were down 4.74%, Legacy 2 Class units were down 4.76%, Global 1 Class units were down 4.70% and Global 2 Class units were down 4.72%. Grant Park’s October performance was negative. The interest rate sector performance was negative due to positions in 3-month SONIA, euribor, 3-month Corra and German bobl contracts. Currencies sector performance was negative, led by positions in the British pound, the Australian, U.S. and New Zealand dollars. Performance in the stock indices sector was negative and was driven by positions in the MSCI EM, FTSE and Hang Seng indices. Negative performance in the agriculturals sector was led by positions in coffee and cocoa. The energies sector was negative due to positions in gas oil, heating oil and brent oil. Performance in the metals sector was positive and driven by positions in gold and nickel.

November. Grant Park recorded gains during the month. Class A units up 0.12%, Class B units were up 0.06%, Legacy 1 Class units were up 0.31%, Legacy 2 Class units were up 0.29%, Global 1 Class units were up 0.35% and Global 2 Class units up 0.33%. Grant Park’s November performance was positive. Positive performance in the agriculturals sector was led by positions in coffee, cocoa and feeder cattle. Currencies sector performance was positive, led by positions in the euro, the Swiss franc, U.S. and Canadian dollars. Performance in the stock indices sector was positive and was driven by positions in the Nasdaq, Dow and S&P 500 indices. The interest rate sector performance was negative due to positions in German bunds. The energies sector was negative due to positions in natural gas. Performance in the metals sector was negative and driven by positions in gold.

December. Grant Park recorded gains during the month. Class A units were up 2.49%, Class B units were up 2.43%, Legacy 1 Class units were up 2.69%, Legacy 2 Class units were up 2.66%, Global 1 Class units were up 2.73% and Global 2 Class units were up 2.71%. Grant Park’s December performance was positive. Currencies sector performance was positive, led by positions in the Swiss franc, Canadian dollar, Japanese yen and New Zealand dollar. Positive performance in the agriculturals sector was led by positions in cocoa, cotton and sugar. The interest rate sector performance was positive due to positions in German bunds, U.S. 10-year Treasury notes, U.S. 5-year Treasury notes and U.S. Treasury bonds. Performance in the stock indices sector was negative and was driven by positions in the FTSE, S&P Canada, S&P 500 and NASDAQ indices. The energies sector was negative due to positions in gas oil, natural gas and heating oil. Performance in the metals sector was slightly negative and driven by positions in gold.

For the year ended December 31, 2024, Grant Park had a negative return of 4.9% for the Class A units, a negative return of 5.5% for the Class B units, a negative return of 2.8% for the Legacy 1 Class units, a negative return of 3.0% for the Legacy 2 Class units, a negative return of 2.3% for the Global 1 Class units and a negative return of 2.5% for the Global 2 Class units. On a combined basis prior to expenses, Grant Park had trading losses of approximately 0.7%, which were decreased by gains of approximately 0.4% from securities and decreased by approximately 2.7% from interest and dividend income. These trading losses were increased by approximately 6.7% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park. An analysis of the 0.7% trading losses by sector, excluding securities, is as follows:

% Gain (Loss)

Agriculturals	1.9%
Currencies	0.9
Energy	(4.5)
Interest rates	(3.8)
Meats	(0.3)
Metals	(4.5)
Soft commodities	7.8
Stock indices	1.8

Total	(0.7)%

Year ended December 31, 2023

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

Grant Park maintains a portion of its assets at its clearing brokers as well as at Lake Forest Bank & Trust Company. These assets, which may range from 5% to 35% of Grant Park’s value, are held in cash and/or U.S. Treasury securities. The balance of Grant Park’s assets, which range from 65% to 95%, are invested in investment grade money market instruments, U.S. Treasury securities, U.S. Government sponsored enterprises and exchange-traded funds purchased by Middleton Dickinson Capital Management, LLC or the general partner which are held in a separate account in the name of GP Cash Management, LLC and custodied at State Street Bank and Trust Company. See Note 4 to the consolidated financial statements included in this report for further information regarding this arrangement. Effective October 1, 2023 Grant Park no longer engages Middleton Dickinson Capital Management, LLC as cash manager to manage the liquid assets of Grant Park. Currently, the general partner manages the liquid assets of Grant Park. Violent fluctuations in prevailing interest rates and/or changes in other economic conditions could cause mark-to-market losses on Grant Park’s cash management income.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of December 31, 2024 and 2023 and the trading gains/losses by market category for the years ended December 31, 2024 and 2023. All open position trading risk exposures of Grant Park, except for the swap transactions, have been included in calculating the figures set forth below. As of December 31, 2024, Grant Park’s net asset value was approximately $24.1 million. As of December 31, 2023, Grant Park’s net asset value was approximately $32.1 million.

	December 31, 2024
Market Sector	Value at Risk*	Trading Gain/(Loss)

Currencies	0.5%	0.9%
Stock indices	0.5	1.8
Agriculturals/soft commodities/meats	0.3	9.4
Interest rates	0.3	(3.8)
Metals	0.3	(4.5)
Energy	0.1	(4.5)
Aggregate/Total	1.0%	(0.7)%

	December 31, 2023
Market Sector	Value at Risk*	Trading Gain/(Loss)

Agriculturals/soft commodities/meats	0.5%	6.4%
Stock indices	0.5	(0.5)
Interest rates	0.3	(4.6)
Energy	0.2	(1.7)
Currencies	0.2	0.4
Metals	0.2	(0.2)
Aggregate/Total	1.0%	(0.2)%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of December 31, 2024, by market sector.

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

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of December 31, 2024.

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

Under the supervision and with the participation of the general partner’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Grant Park’s internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, the general partner concluded that Grant Park’s internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the fourth quarter ended December 31, 2024, none of the general partner’s officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Mr. Kavanagh, president of Dearborn Capital Management, L.L.C., 69, has been responsible for overseeing all operations and activities of the general partner since its formation. Commencing in October 1998, Mr. Kavanagh also became president, a principal and an associated person of Dearborn Capital Brokers Ltd., an independent introducing broker. From 1983 to 2003, Mr. Kavanagh was a member in good standing of the Chicago Board of Trade. Between 1983 and October 1998, Mr. Kavanagh served as an institutional salesman in the financial futures area on behalf of Refco and Conti Commodity Services, Inc., which was acquired by Refco in 1984. His clients included large hedge funds and financial institutions. Between October 1998 and October 2011, Mr. Kavanagh performed introducing brokerage services from time to time for MF Global Inc., a former futures commission merchant, through Dearborn Capital Brokers. He has also been an owner since May 2012 of a greater than 10% interest in an unregistered proprietary trading firm and has provided occasional consulting services to this firm since May 2012. Neither Dearborn Capital Brokers nor Mr. Kavanagh provides brokerage services to Grant Park’s trading account. In the past, from time to time

Mr. Kavanagh has provided brokerage services to Financial Consortium International LLC, a registered introducing broker, commodity pool operator and broker-dealer, since October 1999. In 1980, Mr. Kavanagh received an MBA from the University of Notre Dame, and in 1978 graduated with a B.S. in business administration from John Carroll University.

Mr. Meehan, chief operating officer of the general partner, 69, is primarily responsible for the day to day operations of the general partner. Mr. Meehan became listed as a principal of the general partner effective January 2009. Prior to joining the general partner in April 2008, Mr. Meehan was a member of the senior executive team at Houghton Mifflin Company in Boston, MA, beginning in March 1999. His assignments focused on leading technology and operational organizations and included a three year assignment as the President of the business unit that was the largest provider of professional testing and licensure services to state regulatory agencies in the United States. He also served as the Chief Information/Technology Officer of the company for three years, responsible for directing an annual technology portfolio in excess of $100 million. Mr. Meehan began his career as a commissioned officer in the United States Marine Corps, retiring after 20 years in the grade of Lieutenant Colonel. He received B.A. degree from John Carroll University and an MBA from Webster University.

Ms. O’Rourke, chief financial officer of the general partner, 59, is responsible for financial reporting and compliance issues. Prior to joining the general partner in May 2003, Ms. O’Rourke was employed as assistant vice president at MetLife Investors Life Insurance Company from 1992 to September 2001. Before that, Ms. O’Rourke was employed as a tax senior at KPMG LLP (formerly KPMG Peat Marwick LLP) from 1987 to 1991. Ms. O’Rourke is a certified public accountant. She received a B.B.A. in accounting from the University of Notre Dame in 1987 and received a M.S. in Taxation from DePaul University in 1996.

Code of Ethics

Grant Park has not adopted a code of ethics because it does not have any officers or employees. The general partner of Grant Park has adopted a Code of Ethics for all employees.

Insider Trading Policies and Procedures

Grant Park has not adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of its securities by directors, officers and employees, or by Grant Park itself, because (1) Grant Park does not have any directors, officers or employees, and (2) Grant Park’s units are not listed or traded on any national stock exchange or over-the-counter market.

Delinquent Section 16(a) Reports

Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC. Grant Park does not have any directors or officers. However, the officers of Grant Park’s general partner, as well as the general partner itself, file such notices regarding their beneficial ownership in Grant Park, if any. Grant Park believes that for 2024, all required filings were timely filed by each of these persons.

ITEM 11.	EXECUTIVE COMPENSATION

Grant Park has no directors or officers. Its affairs are managed by Dearborn Capital Management, L.L.C., its general partner, which receives compensation for its services from Grant Park, as follows:

Class A units pay the general partner a monthly brokerage charge equal to a rate of 0.583%, a rate of 7.00% annually, of Class A’s month end net assets. Class B units pay the general partner a monthly brokerage charge equal to a rate of 0.6208%, a rate of 7.45% annually, of Class B’s month-end net assets. Legacy 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3750%, a rate of 4.50% annually, of Legacy 1’s month-end net assets. Legacy 2 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3958%, a rate of 4.75% annually, of Legacy 2’s month-end net assets. Global 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3292%, a rate of 3.95% annually, of Global 2’s month-end net assets. Global 2 units pay the general partner a monthly brokerage charge equal to a rate of 0.3500%, a rate of 4.20% annually, of Global 2’s month-end net assets. Global 3 Class units paid the general partner a monthly brokerage charge equal to a rate of 0.4958%, a rate of 5.95% annually, of Global 3’s month-end net assets. The brokerage charge reimbursement paid to the general partner amounted to $1,791,840 for the year ended December 31, 2024 and $2,201,995 for the year ended December 31, 2023.

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

Grant Park has no officers or directors. Its affairs are managed by its general partner, Dearborn Capital Management, L.L.C. Set forth in the table below is information regarding the beneficial ownership of the general partner and the officers of the general partner in Grant Park as of February 28, 2025.

				Number of		Number of		Number of		Number of		Number of
	Number of		Number of	Legacy 1		Legacy 2		Global 1		Global 2		Global 3
	Class A		Class B	Class		Class		Class		Class		Class	Number of
	Limited		Limited	Limited		Limited		Limited		Limited		Limited	General
	Partnership		Partnership	Partnership		Partnership		Partnership		Partnership		Partnership	Partnership
Name	Units		Units	Units		Units		Units		Units		Units	Units
Dearborn Capital
Management, LLC	208.166		-	-		225.605		-		-		-	48.197
David M. Kavanagh	208.166	(1)	-	-	(1)	225.605	(1)	-	(1)	-	(1)	-	48.197	(1)
Patrick J. Meehan	-		-	-		-		-		-		-
Maureen O’Rourke	-		-	41.067		-		41.359		-		-

			Percentage of	Percentage of	Percentage of	Percentage of	Percentage of
	Percentage of	Percentage of	Outstanding	Outstanding	Outstanding	Outstanding	Outstanding
	Outstanding	Outstanding	Legacy 1	Legacy 2	Global 1	Global 2	Global 3
	Class A	Class B	Class	Class	Class	Class	Class	Percentage of
	Limited	Limited	Limited	Limited	Limited	Limited	Limited	General
	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership
Name	Units	Units	Units	Units	Units	Units	Units	Units
Dearborn Capital
Management, LLC	5.73%	-	-	61.62%	-	-	-	100.00%
David M. Kavanagh	5.73%	-	-	61.62%	-	-	-	100.00%
Patrick J. Meehan	-	-	-	-	-	-	-	-
Maureen O’Rourke	-	-	10.98%	-	0.47%	-	-	-
(1)	Represents units directly held by Dearborn Capital Management, L.L.C., the general partner of Grant Park. The manager of Dearborn Capital Management, L.L.C. is Mr. Kavanagh.

Grant Park has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Pursuant to the advisory contract EMC Capital Management, Inc. entered into with Grant Park, the general partner and the respective trading company in 2009, which was assigned to EMC Capital Advisors, LLC in October 2013, the general partner, on behalf of Grant Park, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period. For the year ended December 31, 2024, EMC was paid approximately $83,800 in consulting fees and no incentive fees. All allocations to Grant Park’s trading advisors, including EMC, are reviewed and approved by the general partner and all fees are paid to Grant Park’s trading advisors in accordance with each advisory contract by and among Grant Park, the general partner, the respective trading company and such trading advisor.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to Grant Park for professional audit services provided by Cohen & Company, Ltd., Grant Park’s independent registered public accountant, for the audit of Grant Park’s annual financial statements for the years ended December 31, 2024 and 2023, and fees billed for other professional services rendered by Cohen & Company, Ltd. during those years.

Fee Category	2024	2023
Audit Fees(1)	$100,000	$95,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	7,000	7,000
All Other Fees	—	—
Total Fees	$107,000	$102,000
(1)	Audit fees consist of fees for professional services rendered for the audit of Grant Park’s financial statements and review of financial statements included in Grant Park’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for professional services rendered related to the audit of Grant Park’s financial statements that are not reported under “Audit Fees” and consultation on accounting standards or transactions.
(3)	Tax fees consist of compliance fees for the review of original tax returns.

The Audit Committee of Grant Park’s general partner, Dearborn Capital Management, L.L.C., pre-approves all audit and permitted non-audit services of Grant Park’s independent accountants, including all engagement fees and terms. The Audit Committee of the general partner approved all the services provided by Cohen & Company, Ltd. during 2024 and 2023 to Grant Park described above. The Audit Committee and Grant Park has determined that the payments and nature of services made to Cohen & Company, Ltd. for these services during 2024 and 2023, respectively are compatible with maintaining that firm’s independence.

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

101.1

The following financial statements from Grant Park’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

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

Grant Park Futures Fund Limited Partnership

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Grant Park Futures Fund Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedules of investments, of Grant Park Futures Fund Limited Partnership (the “Partnership”) as of December 31, 2024 and 2023, the related consolidated statements of operations and changes in partners’ capital (net asset value) for each of the three years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, the results of its operations and changes in partners’ capital for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

We have served as the Partnership’s auditor since 2021.

/s/ COHEN & COMPANY, LTD.

Milwaukee, Wisconsin

March 31, 2025

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

December 31, 2024 and 2023

	December 31,	December 31,
	2024	2023
Assets
Equity in brokers' trading accounts:
Cash	$3,649,470	$6,110,343
Net unrealized gain on open futures contracts (see Note 11)	875,848	885,701
Net unrealized loss on open futures contracts (see Note 11)	(33,235)	—
Total equity in brokers' trading accounts	4,492,083	6,996,044
Cash and cash equivalents	18,518,343	7,731,824
Securities owned, at fair value (cost $1,600,000 and $18,091,535, respectively)	1,601,943	17,635,232
Interest receivable, net	3,976	49,086
Total assets	$24,616,345	$32,412,186
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$121,399	$157,747
Organization and offering costs payable	5,612	7,370
Accrued operating expenses	5,127	6,628
Redemptions payable to limited partners	427,333	184,287
Total liabilities	559,471	356,032
Partners' Capital (Net Asset Value)
General Partner
Class A (231.29 units outstanding at both December 31, 2024 and December 31, 2023)	204,059	214,617
Legacy 2 Class (250.67 units outstanding at both December 31, 2024 and December 31, 2023)	197,804	203,985
GP Class (see Note 5)	—	587,556

Limited Partners
Class A (3,423.64 and 3,455.12 units outstanding at December 31, 2024 and December 31, 2023, respectively)	3,020,494	3,205,977
Class B (17,095.89 and 23,691.52 units outstanding at December 31, 2024 and December 31, 2023, respectively)	11,825,466	17,342,365
Legacy 1 Class (427.56 units outstanding at both December 31, 2024 and December 31, 2023)	351,477	361,592
Legacy 2 Class (140.55 units outstanding at both December 31, 2024 and December 31, 2023)	110,903	114,370
Global 1 Class (9,542.72 and 11,220.92 units outstanding at December 31, 2024 and December 31, 2023, respectively)	8,091,605	9,735,931
Global 2 Class (311.98 and 345.49 units outstanding at December 31, 2024 and December 31, 2023, respectively)	255,066	289,761
Total partners' capital (net asset value)	24,056,874	32,056,154
Total liabilities and partners' capital (net asset value)	$24,616,345	$32,412,186

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2024

Futures Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$2,867	0.01%	$(16,578)	(0.07)%	$(13,711)	(0.06)%
Currencies	7,498	0.03%	458,577	1.91%	466,075	1.94%
Energy	56,654	0.23%	(56,369)	(0.23)%	285	—%
Interest rates	(11,312)	(0.04)%	102,092	0.42%	90,780	0.38%
Meats	50,202	0.21%	—	—%	50,202	0.21%
Metals	(54,745)	(0.23)%	46,862	0.20%	(7,883)	(0.03)%
Soft commodities	260,055	1.08%	85,104	0.35%	345,159	1.43%
Stock indices	(99,338)	(0.41)%	12,879	0.05%	(86,459)	(0.36)%
Total U.S. Futures Positions	211,881		632,567		844,448

Foreign Futures Positions:
Agriculturals	(1,679)	(0.01)%	(1,393)	(0.01)%	(3,072)	(0.02)%
Currencies	21,014	0.09%	—	—%	21,014	0.09%
Energy	100	—%	(48,566)	(0.20)%	(48,466)	(0.20)%
Interest rates	(142,921)	(0.59)%	183,274	0.76%	40,353	0.17%
Metals	(81,619)	(0.34)%	110,320	0.46%	28,701	0.12%
Soft commodities	11,009	0.04%	3,370	0.02%	14,379	0.06%
Stock indices	(67,397)	(0.28)%	12,653	0.05%	(54,744)	(0.23)%
Total Foreign Futures Positions	(261,493)		259,658		(1,835)
Total Futures Contracts	$(49,612)	(0.21)%	$892,225	3.71%	$842,613	3.50%
*	No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The condensed schedule of investments by unit class is presented in Note 7.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2024

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$400,000	4/11/2025	Federal Farm Credit Banks, 2.9%	$400,856	1.67%
1,200,000	3/28/2025-5/19/2025	Federal Home Loan Banks, 2.3%-3.5% **	1,201,087	4.99%
		Total U.S. Government-sponsored enterprises (cost $1,600,000)	$1,601,943	6.66%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $1,600,000)	$1,601,943	6.66%

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

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Net trading gains (losses)
Net gains (losses) from futures trading
Realized	$350,205	$759,456	$4,737,637
Change in unrealized	(43,088)	(341,371)	1,003,120
Commissions	(390,405)	(527,222)	(603,895)
Net gains (losses) from futures trading	(83,288)	(109,137)	5,136,862

Net gains (losses) from swap trading
Realized	—	—	(922,129)
Change in unrealized	—	—	591,631
Net gains (losses) from swap trading	—	—	(330,498)

Net gains (losses) from securities
Realized	13,998	(1,044,063)	(14,646)
Change in unrealized	443,039	1,753,103	(1,952,806)
Net gains (losses) from securities	457,037	709,040	(1,967,452)

Net trading gains (losses)	373,749	599,903	2,838,912

Net investment income (loss)
Income
Interest and dividend income, net	721,444	508,349	426,770
Expenses from operations
Brokerage charge	1,401,435	1,674,773	1,954,194
Incentive fees	146,848	222,407	966,789
Organizational and offering costs	80,145	98,178	114,472
Operating expenses	72,568	87,870	101,789
Total expenses	1,700,996	2,083,228	3,137,244
Net investment loss	(979,552)	(1,574,879)	(2,710,474)
Net income (loss)	$(605,803)	$(974,976)	$128,438

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2024, 2023 and 2022

	Class A Units			Class B Units
	2024	2023	2022	2024	2023	2022
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$(45.64)	$(46.18)	$23.17	$(40.30)	$(41.13)	$13.80

Weighted average number of units outstanding	3,666.69	3,759.73	3,840.52	20,181.06	25,895.62	30,315.22

	Legacy 1 Class Units			Legacy 2 Class Units
	2024	2023	2022	2024	2023	2022
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$(23.66)	$(22.51)	$37.97	$(24.66)	$(23.71)	$34.80

Weighted average number of units outstanding	427.56	427.56	437.30	391.22	391.22	391.22

	Global 1 Class Units			Global 2 Class Units
	2024	2023	2022	2024	2023	2022
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$(19.72)	$(18.31)	$42.95	$(21.12)	$(19.79)	$39.75

Weighted average number of units outstanding	10,321.89	11,862.29	12,892.94	332.87	348.72	413.86

	Global 3 Class Units *			GP Class **
	2024	2023	2022	2024	2023	2022
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$—	$—	$22.36	$—	$—	$—

Weighted average number of units outstanding	—	—	6.31	—	—	—

*Global 3 Class units closed effective as of February 28, 2022. The information presented for Global 3 Class units is for the two months ended February 28, 2022.

**See Note 5 regarding the GP Class.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
Years Ended December 31, 2024, 2023 and 2022

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount
Partners’ capital,
December 31, 2021	231.29	$219,938	3,693.06	$3,511,712	—	$—	32,133.85	$24,400,348	—	$—	452.87	$375,993	250.67	$201,205	140.55	$112,811
Contributions *	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemptions	—	—	(155.59)	(154,209)	—	—	(3,846.61)	(3,067,013)	—	—	(25.31)	(22,881)	—	—	—	—
Net income (loss)	—	5,359	—	88,227	—	—	—	536,729	—	—	—	18,104	—	8,722	—	4,890
Partners’ capital,
December 31, 2022	231.29	$225,297	3,537.47	$3,445,730	—	$—	28,287.24	$21,870,064	—	$—	427.56	$371,216	250.67	$209,927	140.55	$117,701
Net increase (decrease) from payments by General Partner (see Note 5)	—	1,613	—	24,602	—	—	—	148,893	—	—	—	2,667	—	1,506	—	845
Redemptions	—	—	(82.35)	(77,021)	—	—	(4,595.72)	(3,457,823)	—	—	—	—	—	—	—	—
Net income (loss)	—	(12,293)	—	(187,334)	—	—	—	(1,218,769)	—	—	—	(12,291)	—	(7,448)	—	(4,176)
Partners’ capital,
December 31, 2023	231.29	$214,617	3,455.12	$3,205,977	—	$—	23,691.52	$17,342,365	—	$—	427.56	$361,592	250.67	$203,985	140.55	$114,370
Net increase (decrease) from payments by General Partner (see Note 5)	—	413	—	6,143	—	—	—	29,749	—	—	—	700	—	396	—	221
Redemptions	—	—	(31.48)	(31,380)	—	—	(6,595.63)	(4,901,836)	—	—	—	—	—	—	—	—
Net income (loss)	—	(10,971)	—	(160,246)	—	—	—	(644,812)	—	—	—	(10,815)	—	(6,577)	—	(3,688)
Partners’ capital,
December 31, 2024	231.29	$204,059	3,423.64	$3,020,494	—	$—	17,095.89	$11,825,466	—	$—	427.56	$351,477	250.67	$197,804	140.55	$110,903

Net asset value per General Partner and Limited Partner unit at December 31, 2022		$974.07				$773.14				$868.22				$837.46

Net asset value per General Partner and Limited Partner unit at December 31, 2023		$927.89				$732.01				$845.71				$813.75

Net asset value per General Partner and Limited Partner unit at December 31, 2024		$882.25				$691.71				$822.05				$789.09

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2024, 2023 and 2022 (continued)

	Global 1 Class				Global 2 Class				Global 3 Class **				GP Class *
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner
	Number		Number		Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2021	—	$—	13,558.40	$11,430,041	—	$—	457.53	$374,595	—	$—	12.62	$8,329	—	$—	$40,634,972
Contributions *	—	—	—	—	—	—	—	—	—	—	—	—	—	1,150,000	1,150,000
Redemptions	—	—	(1,250.87)	(1,121,108)	—	—	(101.51)	(89,920)	—	—	(12.62)	(8,612)	—	—	(4,463,743)
Net income (loss)	—	—	—	595,160	—	—	—	20,964	—	—	—	283	—	(1,150,000)	128,438
Partners’ capital,
December 31, 2022	—	$—	12,307.53	$10,904,093	—	$—	356.02	$305,639	—	$—	—	$—	—	$—	$37,449,667
Net increase (decrease) from payments by General Partner (see Note 5)	—	—	—	77,330	—	—	—	2,151	—	—	—	—	—	(102,807)	156,800
Redemptions	—	—	(1,086.61)	(965,523)	—	—	(10.53)	(8,956)	—	—	—	—	—	(66,014)	(4,575,337)
Net income (loss)	—	—	—	(279,969)	—	—	—	(9,073)	—	—	—	—	—	756,377	(974,976)
Partners’ capital,
December 31, 2023	—	$—	11,220.92	$9,735,931	—	$—	345.49	$289,761	—	$—	—	$—	—	$587,556	$32,056,154
Net increase (decrease) from payments by General Partner (see Note 5)	—	—	—	17,886	—	—	—	551	—	—	—	—	—	(56,059)	—
Redemptions	—	—	(1,678.20)	(1,507,793)	—	—	(33.51)	(27,348)	—	—	—	—	—	(925,120)	(7,393,477)
Net income (loss)	—	—	—	(154,419)	—	—	—	(7,898)	—	—	—	—	—	393,623	(605,803)
Partners’ capital,
December 31, 2024	—	$—	9,542.72	$8,091,605	—	$—	311.98	$255,066	—	$—	—	$—	—	$—	$24,056,874

Net asset value per General Partner and Limited Partner unit at December 31, 2022		$885.97				$858.49				$—

Net asset value per General Partner and Limited Partner unit at December 31, 2023		$867.66				$838.70				$—

Net asset value per General Partner and Limited Partner unit at December 31, 2024		$847.94				$817.58				$—

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

GP 1, LLC (“GP 1”)   GP 4, LLC (“GP 4”)   GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”)   GP 8, LLC (“GP 8”)

There were no assets allocated to GP 1 as of December 31, 2024 and December 31, 2023.

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

The Partnership follows the provisions of FASB ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed. As of December 31, 2024, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2021.

Organization and offering costs: The General Partner has incurred all expenses in connection with the organization and the continuous public offering of partnership interests and is reimbursed by the Partnership. In addition, the General Partner continues to compensate wholesalers for services rendered to certain Limited Partners. This reimbursement is made monthly and the reimbursement amounts are listed by class in Note 5. In no event, however, will the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any prior year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the organization and the continuous public offering expenses are charged to expense from operations at the time of reimbursement or accrual. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. The Partnership is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. As of December 31, 2024, unreimbursed organization and offering costs incurred by the General Partner were approximately $68,000, and may be reimbursed by the Partnership in the future.

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

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the years ended December 31, 2024, 2023, and 2022, substantially all investments were highly liquid in Level 1 or Level 2 of the fair value hierarchy as shown in Note 2, all investments are carried at fair value, the Partnership carried no debt, and the consolidated statements of changes in partners’ capital (net asset value) is presented.

Segment information: FASB ASC 280 Segment Reporting, establishes standards for reporting certain information about operating segments. Operating segments are defined as components of an entity about which separate financial information is available that is regularly reviewed by the chief operating decision maker. The Partnership conducts its business in one operating segment. The Partnership’s chief operating decision maker is the General Partner. The General Partner determines the Partnership’s investment strategy, capital allocation and expense structure, as outlined in the Partnership’s prospectus and assesses each Trading Company’s performance against the Partnership’s investment strategy.

Recent accounting pronouncements: In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. ASU 2020-04 has been updated by ASU 2022-06 to defer the effective date through December 31, 2024. ASU 2020-04 has not had a significant impact on the Partnership’s consolidated financial statements and disclosures. The Partnership did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the twelve months ended December 31, 2024.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting. The amendments in ASU 2023-07 improve reportable segment disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit and loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The standard is effective for fiscal years beginning after December 15, 2023. ASU 2023-07 is a requirement for additional disclosure and did not materially impact the Partnership’s consolidated financial statements.

Note 2. Fair Value Measurements

As described in Note 1, the Partnership follows the provisions of FASB ASC 820, Fair Value Measurement. FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The Partnership utilizes valuation techniques to maximize the use of observable inputs and minimize the use of unobservable inputs. Assets and liabilities recorded at fair value are categorized within the fair value hierarchy based upon the level of judgment associated with the inputs used to measure their value. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy are described below:

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

U.S. Government securities and U.S. Government-sponsored enterprise securities valued using current market quotations provided by an independent external pricing source to determine fair value. These securities are classified in Level 2 of the fair value hierarchy.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2024:

Assets and Liabilities	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$875,848	$—	$—	$875,848
U.S. and foreign futures contracts	(33,235)	—	—	(33,235)
Securities owned
U.S. Government-sponsored enterprises	—	1,601,943	—	1,601,943
Total	$842,613	$1,601,943	$—	$2,444,556

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the years ended December 31, 2024 and 2023.

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

Note 4. Commodity Trading Advisors, Reference Traders and Cash Managers

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors or through swap transactions based on reference programs of such advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. As of December 31, 2024, the commodity trading advisors are EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(“Episteme”), Quantica Capital AG (“Quantica”) and Sterling Partners Quantitative Investments LLC (“Sterling”), (collectively, the “Advisors”). The Partnership obtained the equivalent of net profits or net losses generated by H2O AM, LLP (“H2O”) as a reference trader (“Reference Trader”) through an off-exchange swap transaction and did not allocate assets to H2O directly. The swap was terminated effective March 9, 2022. The Advisors and Reference Trader are paid a quarterly consulting fee, directly or through swap transactions, ranging from 0.2 percent to 1 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee, directly or through swap transactions, ranging from 0 percent to 20 percent of the new trading profits on the allocated net assets of the Advisor or Reference Trader.

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

The Partnership opened a custodial account at State Street Bank and Trust Company (“Custodian”), and granted the Cash Manager a limited power of attorney over such account. Such power of attorney gave the Cash Manager authority to make certain investments on behalf of the Partnership provided such investments are consistent with agreed upon investment guidelines. Such investments include, but are not limited to, U.S. Government-sponsored enterprise securities, U.S. Treasury securities, corporate bonds, investment grade money markets instruments and exchange-traded funds. All securities purchased by the Cash Manager on behalf of the Partnership or other liquid funds of the Partnership are held in the Partnership’s custody account at the Custodian. The Cash Manager had no beneficial or other interest in the securities and cash in such custody account. The Partnership incurred monthly fees, payable in arrears to the Cash Manager and Custodian, equal to approximately 0.11%, 0.15% and 0.25% per annum of the Partnership’s average month-end net assets for the years ended December 31, 2024, 2023 and 2022, respectively. The fees are netted against interest and dividend income on the consolidated statements of operations.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $1,401,435, $1,674,773 and $1,954,194 for the years ended December 31, 2024, 2023 and 2022, respectively, are shown on the consolidated statements of operations.

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

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $80,145, $98,178 and $114,472 for the years ended December 31, 2024, 2023, and 2022, respectively, are shown on the consolidated statements of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed, at the General Partner’s discretion, pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $72,568, $87,870 and $101,789 for the years ended December 31, 2024, 2023, and 2022, respectively, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the General Partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, and Mr. Benitez, executive vice president, product management of the general partner, hold a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership. The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period. For the years ended December 31, 2024, 2023 and 2022, EMC was paid approximately $83,800, $99,200 and $111,600, respectively, in consulting fees and $0, $0 and $624,800, respectively in incentive fees.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The General Partner entered into an agreement with the Partnership and made a capital contribution in the amount of $1,150,000 to the Partnership related to certain U.S. Government-sponsored enterprise securities held by the Partnership as of December 31, 2022 that were initially valued using cost plus accrued interest in accordance with the Partnership’s valuation procedures at the time. The U.S. Government-sponsored enterprises decreased in value due to the significant rise in interest rates in 2022 and were written down to fair value on the Partnership’s books as of December 31, 2022, as required by GAAP, resulting in a $1,150,000 unrealized loss on these positions. The full $1,150,000 unrealized loss was allocated to the General Partner. The capital contribution was invested in the GP Class, as reflected on the consolidated statements of changes in partners’ capital. The GP Class was opened solely to absorb the losses of the specific U.S. Government-sponsored enterprise securities. The General Partner’s contribution that could be recovered was reduced monthly by a percentage of the Limited Partner’s redemptions. The agreement stated that to the extent the securities were sold or held to maturity without any realized losses, and after the monthly reduction for Limited Partner redemptions, the capital contribution would be returned to the General Partner. As of December 31, 2024, the total amount of the contribution recovered was $991,134 and the remaining amount that can be recovered was $0. The total amount of the reduction was $158,866 at December 31, 2024. The agreement terminated on November 18, 2024, when all specific U.S. Government-sponsored enterprise securities matured. The General Partner elected to make a contribution to the Partnership in 2023 in the amount of $156,800 which amount represents the difference between the mark-to-market valuation and the cost plus accrued interest value for redeeming Limited Partners and certain fund expense allocations throughout 2022. As a result of these contributions, Limited Partners in the Partnership were not impacted by the valuation differences.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Note 7. Assets and Condensed Schedule of Investments by Class of Units

The following schedules of assets by class of units and condensed schedule of investments by class of units reflect activity and percent of partners’ capital for each class of the Partnership as of December 31, 2024 and 2023. The GP Class is not included.

Class A Units

Assets by Class of Units	December 31, 2024
Equity in brokers' trading accounts:
Cash	$489,170
Net unrealized gain on open futures contracts	117,398
Net unrealized loss on open futures contracts	(4,455)
Total equity in brokers' trading accounts	602,113
Cash and cash equivalents	2,482,175
Securities owned, at fair value (cost $214,462)	214,722
Interest receivable, net	533
Total assets	$3,299,543

Futures Contracts owned by Class A Units at December 31, 2024

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$385	0.01%	$(2,222)	(0.07)%	$(1,837)	(0.06)%
Currencies	1,005	0.03%	61,467	1.91%	62,472	1.94%
Energy	7,594	0.23%	(7,556)	(0.23)%	38	—%
Interest rates	(1,516)	(0.04)%	13,684	0.42%	12,168	0.38%
Meats	6,729	0.21%	—	—%	6,729	0.21%
Metals	(7,338)	(0.23)%	6,281	0.20%	(1,057)	(0.03)%
Soft commodities	34,858	1.08%	11,407	0.35%	46,265	1.43%
Stock indices	(13,315)	(0.41)%	1,726	0.05%	(11,589)	(0.36)%
Total U.S. Futures Positions	28,402		84,787		113,189

Foreign Futures Positions:
Agriculturals	(225)	(0.01)%	(187)	(0.01)%	(412)	(0.02)%
Currencies	2,817	0.09%	—	—%	2,817	0.09%
Energy	13	—%	(6,510)	(0.20)%	(6,497)	(0.20)%
Interest rates	(19,157)	(0.59)%	24,566	0.76%	5,409	0.17%
Metals	(10,940)	(0.34)%	14,787	0.46%	3,847	0.12%
Soft commodities	1,476	0.04%	452	0.02%	1,928	0.06%
Stock indices	(9,034)	(0.28)%	1,696	0.05%	(7,338)	(0.23)%
Total Foreign Futures Positions	(35,050)		34,804		(246)
Total Futures Contracts	$(6,648)	(0.21)%	$119,591	3.71%	$112,943	3.50%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class A Units at December 31, 2024

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$53,615	4/11/2025	Federal Farm Credit Banks, 2.9%	$53,730	1.67%
160,846	3/28/2025-5/19/2025	Federal Home Loan Banks, 2.3%-3.5% **	$160,992	4.99%
		Total U.S. Government-sponsored enterprises (cost $214,462)	$214,722	6.66%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class A Units at December 31, 2024 (cost of $214,462)	$214,722	6.66%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

Class B Units

Assets by Class of Units	December 31, 2024
Equity in brokers' trading accounts:
Cash	$1,793,944
Net unrealized gain on open futures contracts	430,534
Net unrealized loss on open futures contracts	(16,338)
Total equity in brokers' trading accounts	2,208,140
Cash and cash equivalents	9,102,930
Securities owned, at fair value (cost $786,501)	787,456
Interest receivable, net	1,955
Total assets	$12,100,481

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$1,409	0.01%	$(8,149)	(0.07)%	$(6,740)	(0.06)%
Currencies	3,686	0.03%	225,419	1.91%	229,105	1.94%
Energy	27,848	0.23%	(27,708)	(0.23)%	140	0.00%
Interest rates	(5,561)	(0.04)%	50,185	0.42%	44,624	0.38%
Meats	24,677	0.21%	—	—%	24,677	0.21%
Metals	(26,911)	(0.23)%	23,036	0.20%	(3,875)	(0.03)%
Soft commodities	127,833	1.08%	41,834	0.35%	169,667	1.43%
Stock indices	(48,831)	(0.41)%	6,331	0.05%	(42,500)	(0.36)%
Total U.S. Futures Positions	104,150		310,948		415,098

Foreign Futures Positions:
Agriculturals	(824)	(0.01)%	(684)	(0.01)%	(1,508)	(0.02)%
Currencies	10,329	0.09%	—	—%	10,329	0.09%
Energy	50	—%	(23,873)	(0.20)%	(23,823)	(0.20)%
Interest rates	(70,255)	(0.59)%	90,090	0.76%	19,835	0.17%
Metals	(40,122)	(0.34)%	54,229	0.46%	14,107	0.12%
Soft commodities	5,411	0.04%	1,656	0.02%	7,067	0.06%
Stock indices	(33,129)	(0.28)%	6,220	0.05%	(26,909)	(0.23)%
Total Foreign Futures Positions	(128,540)		127,638		(902)
Total Futures Contracts	$(24,390)	(0.21)%	$438,586	3.71%	$414,196	3.50%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Securities owned by Class B Units at December 31, 2024

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
196,626	4/11/2025	Federal Farm Credit Banks, 2.9%	197,046	1.67%
589,876	3/28/2025-5/19/2025	Federal Home Loan Banks, 2.3%-3.5% **	590,410	4.99%
		Total U.S. Government-sponsored enterprises (cost $786,501)	$787,456	6.66%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class B Units at December 31, 2024 (cost of $786,501)	$787,456	6.66%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 1 Class Units

Assets by Class of Units	December 31, 2024
Equity in brokers' trading accounts:
Cash	$53,320
Net unrealized gain on open futures contracts	12,797
Net unrealized loss on open futures contracts	(486)
Total equity in brokers' trading accounts	65,631
Cash and cash equivalents	270,558
Securities owned, at fair value (cost $23,376)	23,405
Interest receivable, net	58
Total assets	$359,652

Futures Contracts owned by Legacy 1 Class Units at December 31, 2024

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$42	0.01%	$(242)	(0.07)%	$(200)	(0.06)%
Currencies	110	0.03%	6,700	1.91%	6,810	1.94%
Energy	828	0.23%	(824)	(0.23)%	4	—%
Interest rates	(165)	(0.04)%	1,492	0.42%	1,327	0.38%
Meats	733	0.21%	—	—%	733	0.21%
Metals	(800)	(0.23)%	685	0.20%	(115)	(0.03)%
Soft commodities	3,799	1.08%	1,243	0.35%	5,042	1.43%
Stock indices	(1,451)	(0.41)%	188	0.05%	(1,263)	(0.36)%
Total U.S. Futures Positions	3,096		9,242		12,338

Foreign Futures Positions:
Agriculturals	(25)	(0.01)%	(20)	(0.01)%	(45)	(0.02)%
Currencies	307	0.09%	—	—%	307	0.09%
Energy	1	—%	(710)	(0.20)%	(709)	(0.20)%
Interest rates	(2,088)	(0.59)%	2,678	0.76%	590	0.17%
Metals	(1,192)	(0.34)%	1,612	0.46%	420	0.12%
Soft commodities	161	0.04%	49	0.02%	210	0.06%
Stock indices	(985)	(0.28)%	185	0.05%	(800)	(0.23)%
Total Foreign Futures Positions	(3,821)		3,794		(27)
Total Futures Contracts	$(725)	(0.21)%	$13,036	3.71%	$12,311	3.50%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 1 Class Units at December 31, 2024

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
5,844	4/11/2025	Federal Farm Credit Banks, 2.9%	5,857	1.67%
17,532	3/28/2025-5/19/2025	Federal Home Loan Banks, 2.3%-3.5% **	17,548	4.99%
		Total U.S. Government-sponsored enterprises (cost $23,376)	$23,405	6.66%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 1 Class Units at December 31, 2024 (cost of $23,376)	$23,405	6.66%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

Legacy 2 Class Units

Assets by Class of Units	December 31, 2024
Equity in brokers' trading accounts:
Cash	$46,831
Net unrealized gain on open futures contracts	11,239
Net unrealized loss on open futures contracts	(426)
Total equity in brokers' trading accounts	57,644
Cash and cash equivalents	237,634
Securities owned, at fair value (cost $20,532)	20,557
Interest receivable, net	51
Total assets	$315,886

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures Contracts owned by Legacy 2 Class Units at December 31, 2024

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$37	0.01%	$(213)	(0.07)%	$(176)	(0.06)%
Currencies	96	0.03%	5,885	1.91%	5,981	1.94%
Energy	727	0.23%	(723)	(0.23)%	4	—%
Interest rates	(145)	(0.04)%	1,310	0.42%	1,165	0.38%
Meats	645	0.21%	—	—%	645	0.21%
Metals	(702)	(0.23)%	601	0.20%	(101)	(0.03)%
Soft commodities	3,337	1.08%	1,092	0.35%	4,429	1.43%
Stock indices	(1,275)	(0.41)%	165	0.05%	(1,110)	(0.36)%
Total U.S. Futures Positions	2,720		8,117		10,837

Foreign Futures Positions:
Agriculturals	(22)	(0.01)%	(18)	(0.01)%	(40)	(0.02)%
Currencies	270	0.09%	—	—%	270	0.09%
Energy	1	—%	(623)	(0.20)%	(622)	(0.20)%
Interest rates	(1,834)	(0.59)%	2,352	0.76%	518	0.17%
Metals	(1,047)	(0.34)%	1,416	0.46%	369	0.12%
Soft commodities	141	0.04%	43	0.02%	184	0.06%
Stock indices	(865)	(0.28)%	162	0.05%	(703)	(0.23)%
Total Foreign Futures Positions	(3,356)		3,332		(24)
Total Futures Contracts	$(636)	(0.21)%	$11,449	3.71%	$10,813	3.50%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Securities owned by Legacy 2 Class Units at December 31, 2024

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
5,133	4/11/2025	Federal Farm Credit Banks, 2.9%	5,144	1.67%
15,399	3/28/2025-5/19/2025	Federal Home Loan Banks, 2.3%-3.5% **	15,413	4.99%
		Total U.S. Government-sponsored enterprises (cost $20,532)	$20,557	6.66%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 2 Class Units at December 31, 2024 (cost of $20,532)	$20,557	6.66%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 1 Class Units

Assets by Class of Units	December 31, 2024
Equity in brokers' trading accounts:
Cash	$1,227,511
Net unrealized gain on open futures contracts	294,594
Net unrealized loss on open futures contracts	(11,178)
Total equity in brokers' trading accounts	1,510,927
Cash and cash equivalents	6,228,703
Securities owned, at fair value (cost $538,165)	538,818
Interest receivable, net	1,337
Total assets	$8,279,785

Futures Contracts owned by Global 1 Class Units at December 31, 2024

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$964	0.01%	$(5,576)	(0.07)%	$(4,612)	(0.06)%
Currencies	2,522	0.03%	154,244	1.91%	156,766	1.94%
Energy	19,056	0.23%	(18,960)	(0.23)%	96	—%
Interest rates	(3,805)	(0.04)%	34,339	0.42%	30,534	0.38%
Meats	16,886	0.21%	—	—%	16,886	0.21%
Metals	(18,414)	(0.23)%	15,762	0.20%	(2,652)	(0.03)%
Soft commodities	87,471	1.08%	28,625	0.35%	116,096	1.43%
Stock indices	(33,413)	(0.41)%	4,332	0.05%	(29,081)	(0.36)%
Total U.S. Futures Positions	71,267		212,766		284,033

Foreign Futures Positions:
Agriculturals	(565)	(0.01)%	(469)	(0.01)%	(1,034)	(0.02)%
Currencies	7,068	0.09%	—	—%	7,068	0.09%
Energy	34	—%	(16,335)	(0.20)%	(16,301)	(0.20)%
Interest rates	(48,072)	(0.59)%	61,645	0.76%	13,573	0.17%
Metals	(27,453)	(0.34)%	37,106	0.46%	9,653	0.12%
Soft commodities	3,703	0.04%	1,134	0.02%	4,837	0.06%
Stock indices	(22,669)	(0.28)%	4,256	0.05%	(18,413)	(0.23)%
Total Foreign Futures Positions	(87,954)		87,337		(617)
Total Futures Contracts	$(16,687)	(0.21)%	$300,103	3.71%	$283,416	3.50%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 1 Class Units at December 31, 2024

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
134,541	4/11/2025	Federal Farm Credit Banks, 2.9%	134,829	1.67%
403,624	3/28/2025-5/19/2025	Federal Home Loan Banks, 2.3%-3.5% **	403,989	4.99%
		Total U.S. Government-sponsored enterprises (cost $538,165)	$538,818	6.66%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 1 Class Units at December 31, 2024 (cost of $538,165)	$538,818	6.66%

** No individual position constituted greater than 5 percent of partners’ capital (net asset value).

Global 2 Class Units

Assets by Class of Units	December 31, 2024
Equity in brokers' trading accounts:
Cash	$38,694
Net unrealized gain on open futures contracts	9,286
Net unrealized loss on open futures contracts	(352)
Total equity in brokers' trading accounts	47,628
Cash and cash equivalents	196,343
Securities owned, at fair value (cost $16,964)	16,985
Interest receivable, net	42
Total assets	$260,998

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures Contracts owned by Global 2 Class Units at December 31, 2024

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$30	0.01%	$(176)	(0.07)%	$(146)	(0.06)%
Currencies	79	0.03%	4,862	1.91%	4,941	1.94%
Energy	601	0.23%	(598)	(0.23)%	3	—%
Interest rates	(120)	(0.04)%	1,082	0.42%	962	0.38%
Meats	532	0.21%	—	—%	532	0.21%
Metals	(580)	(0.23)%	497	0.20%	(83)	(0.03)%
Soft commodities	2,757	1.08%	903	0.35%	3,660	1.43%
Stock indices	(1,053)	(0.41)%	137	0.05%	(916)	(0.36)%
Total U.S. Futures Positions	2,246		6,707		8,953

Foreign Futures Positions:
Agriculturals	(18)	(0.01)%	(15)	(0.01)%	(33)	(0.02)%
Currencies	223	0.09%	—	—%	223	0.09%
Energy	1	—%	(515)	(0.20)%	(514)	(0.20)%
Interest rates	(1,515)	(0.59)%	1,943	0.76%	428	0.17%
Metals	(865)	(0.34)%	1,170	0.46%	305	0.12%
Soft commodities	117	0.04%	36	0.02%	153	0.06%
Stock indices	(715)	(0.28)%	134	0.05%	(581)	(0.23)%
Total Foreign Futures Positions	(2,772)		2,753		(19)
Total Futures Contracts	$(526)	(0.21)%	$9,460	3.71%	$8,934	3.50%

*  No individual futures contract position, other than those presented, constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Securities owned by Global 2 Class Units at December 31, 2024

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
4,241	4/11/2025	Federal Farm Credit Banks, 2.9%	4,250	1.67%
12,723	3/28/2025-5/19/2025	Federal Home Loan Banks, 2.3%-3.5% **	12,735	4.99%
		Total U.S. Government-sponsored enterprises (cost $16,964)	$16,985	6.66%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 2 Class Units at December 31, 2024 (cost of $16,964)	$16,985	6.66%

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class A Units at December 31, 2023

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description ***	Fair Value	(net asset value)
$309,448	5/6/2024-4/11/2025	Other Federal Farm Credit Banks, 0.4%-2.9% **	$303,837	8.88%
320,119	8/26/2024	Federal Home Loan Banks, 0.5%	311,360	9.10%
320,119	9/30/2024	Federal Home Loan Banks, 0.5%	310,003	9.06%
981,698	4/15/2024-5/19/2025	Other Federal Home Loan Banks, 0.4%-3.5% **	956,591	27.97%
		Total U.S. Government-sponsored enterprises (cost $1,930,481)	$1,881,791	55.01%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class A Units at December 31, 2023 (cost of $1,930,481)	$1,881,791	55.01%

**No individual position constituted greater than 5 percent of partners’ capital (net asset value).

***All or a portion of these positions are related to the General Partner's contribution (see Note 5).

Class B Units

Assets by Class of Units	December 31, 2023
Equity in brokers' trading accounts:
Cash	$3,305,694
Net unrealized gain (loss) on open futures contracts	479,164
Total equity in brokers' trading accounts	3,784,858
Cash and cash equivalents	4,182,913
Securities owned, at fair value (cost $9,787,513)	9,540,653
Interest receivable, net	26,556
Total assets	$17,534,980

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures Contracts owned by Class B Units at December 31, 2023

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(14,183)	(0.08)%	$78,313	0.45%	$64,130	0.37%
Currencies	107,057	0.62%	(36,678)	(0.21)%	70,379	0.41%
Energy	(110,885)	(0.64)%	26,160	0.15%	(84,725)	(0.49)%
Interest rates	34,937	0.20%	(39,906)	(0.23)%	(4,969)	(0.03)%
Meats	—	—%	10,560	0.06%	10,560	0.06%
Metals	20,145	0.11%	(17,711)	(0.10)%	2,434	0.01%
Soft commodities	73,370	0.42%	98,546	0.57%	171,916	0.99%
Stock indices	110,140	0.64%	(11,426)	(0.07)%	98,714	0.57%
Total U.S. Futures Positions	220,581		107,858		328,439

Foreign Futures Positions:
Agriculturals	—	—%	11,422	0.07%	11,422	0.07%
Currencies	(3,468)	(0.02)%	—	—%	(3,468)	(0.02)%
Energy	—	—%	7,363	0.04%	7,363	0.04%
Interest rates	229,144	1.32%	(111,579)	(0.64)%	117,565	0.68%
Metals	76,387	0.44%	(100,776)	(0.58)%	(24,389)	(0.14)%
Soft commodities	44,082	0.25%	—	—%	44,082	0.25%
Stock indices	28,709	0.17%	(30,559)	(0.18)%	(1,850)	(0.01)%
Total Foreign Futures Positions	374,854		(224,129)		150,725
Total Futures Contracts	$595,435	3.43%	$(116,271)	(0.67)%	$479,164	2.76%

* No individual futures contract position, other than those presented, constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Securities owned by Class B Units at December 31, 2023

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description ***	Fair Value	(net asset value)
$1,568,899	5/6/2024-4/11/2025	Other Federal Farm Credit Banks, 0.4%-2.9% **	$1,540,449	8.88%
1,622,998	8/26/2024	Federal Home Loan Banks, 0.5%	1,578,592	9.10%
1,622,998	9/30/2024	Federal Home Loan Banks, 0.5%	1,571,708	9.06%
4,977,196	4/15/2024-5/19/2025	Other Federal Home Loan Banks, 0.4%-3.5% **	4,849,904	27.97%
		Total U.S. Government-sponsored enterprises (cost $9,787,513)	$9,540,653	55.01%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class B Units at December 31, 2023 (cost of $9,787,513)	$9,540,653	55.01%

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 1 Class Units at December 31, 2023

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description ***	Fair Value	(net asset value)
$32,712	5/6/2024-4/11/2025	Other Federal Farm Credit Banks, 0.4%-2.9% **	$32,119	8.88%
33,840	8/26/2024	Federal Home Loan Banks, 0.5%	32,914	9.10%
33,840	9/30/2024	Federal Home Loan Banks, 0.5%	32,770	9.06%
103,776	4/15/2024-5/19/2025	Other Federal Home Loan Banks, 0.4%-3.5% **	101,122	27.97%
		Total U.S. Government-sponsored enterprises (cost $204,072)	$198,925	55.01%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 1 Class Units at December 31, 2023 (cost of $204,072)	$198,925	55.01%

**No individual position constituted greater than 5 percent of partners’ capital (net asset value).

***All or a portion of these positions are related to the General Partner's contribution (see Note 5).

Legacy 2 Class Units

Assets by Class of Units	December 31, 2023
Equity in brokers' trading accounts:
Cash	$60,683
Net unrealized gain (loss) on open futures contracts	8,796
Total equity in brokers' trading accounts	69,479
Cash and cash equivalents	76,786
Securities owned, at fair value (cost $179,670)	175,138
Interest receivable, net	487
Total assets	$321,890

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures Contracts owned by Legacy 2 Class Units at December 31, 2023

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(260)	(0.08)%	$1,438	0.45%	$1,178	0.37%
Currencies	1,965	0.62%	(672)	(0.21)%	1,293	0.41%
Energy	(2,036)	(0.64)%	480	0.15%	(1,556)	(0.49)%
Interest rates	641	0.20%	(733)	(0.23)%	(92)	(0.03)%
Meats	—	—%	194	0.06%	194	0.06%
Metals	370	0.11%	(325)	(0.10)%	45	0.01%
Soft commodities	1,347	0.42%	1,809	0.57%	3,156	0.99%
Stock indices	2,022	0.64%	(210)	(0.07)%	1,812	0.57%
Total U.S. Futures Positions	4,049		1,981		6,030

Foreign Futures Positions:
Agriculturals	—	—%	210	0.07%	210	0.07%
Currencies	(64)	(0.02)%	—	—%	(64)	(0.02)%
Energy	—	—%	135	0.04%	135	0.04%
Interest rates	4,206	1.32%	(2,048)	(0.64)%	2,158	0.68%
Metals	1,402	0.44%	(1,850)	(0.58)%	(448)	(0.14)%
Soft commodities	809	0.25%	—	—%	809	0.25%
Stock indices	527	0.17%	(561)	(0.18)%	(34)	(0.01)%
Total Foreign Futures Positions	6,880		(4,114)		2,766
Total Futures Contracts	$10,929	3.43%	$(2,133)	(0.67)%	$8,796	2.76%

* No individual futures contract position, other than those presented, constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Securities owned by Legacy 2 Class Units at December 31, 2023

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description ***	Fair Value	(net asset value)
$28,800	5/6/2024-4/11/2025	Other Federal Farm Credit Banks, 0.4%-2.9% **	$28,278	8.88%
29,793	8/26/2024	Federal Home Loan Banks, 0.5%	28,978	9.10%
29,793	9/30/2024	Federal Home Loan Banks, 0.5%	28,852	9.06%
91,367	4/15/2024-5/19/2025	Other Federal Home Loan Banks, 0.4%-3.5% **	89,030	27.97%
		Total U.S. Government-sponsored enterprises (cost $179,670)	$175,138	55.01%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 2 Class Units at December 31, 2023 (cost of $179,670)	$175,138	55.01%

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 1 Class Units at December 31, 2023

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description ***	Fair Value	(net asset value)
$880,773	5/6/2024-4/11/2025	Other Federal Farm Credit Banks, 0.4%-2.9% **	$864,801	8.88%
911,145	8/26/2024	Federal Home Loan Banks, 0.5%	886,215	9.10%
911,145	9/30/2024	Federal Home Loan Banks, 0.5%	882,350	9.06%
2,794,177	4/15/2024-5/19/2025	Other Federal Home Loan Banks, 0.4%-3.5% **	2,722,716	27.97%
		Total U.S. Government-sponsored enterprises (cost $5,494,668)	$5,356,082	55.01%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 1 Class Units at December 31, 2023 (cost of $5,494,668)	$5,356,082	55.01%

**No individual position constituted greater than 5 percent of partners’ capital (net asset value).

***All or a portion of these positions are related to the General Partner's contribution (see Note 5).

Global 2 Class Units

Assets by Class of Units	December 31, 2023
Equity in brokers' trading accounts:
Cash	$55,232
Net unrealized gain (loss) on open futures contracts	8,006
Total equity in brokers' trading accounts	63,238
Cash and cash equivalents	69,889
Securities owned, at fair value (cost $163,532)	159,408
Interest receivable, net	444
Total assets	$292,979

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures Contracts owned by Global 2 Class Units at December 31, 2023

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(237)	(0.08)%	$1,308	0.45%	$1,071	0.37%
Currencies	1,789	0.62%	(613)	(0.21)%	1,176	0.41%
Energy	(1,853)	(0.64)%	437	0.15%	(1,416)	(0.49)%
Interest rates	584	0.20%	(667)	(0.23)%	(83)	(0.03)%
Meats	—	—%	176	0.06%	176	0.06%
Metals	337	0.11%	(296)	(0.10)%	41	0.01%
Soft commodities	1,226	0.42%	1,647	0.57%	2,873	0.99%
Stock indices	1,840	0.64%	(191)	(0.07)%	1,649	0.57%
Total U.S. Futures Positions	3,686		1,801		5,487

Foreign Futures Positions:
Agriculturals	—	—%	191	0.07%	191	0.07%
Currencies	(58)	(0.02)%	—	—%	(58)	(0.02)%
Energy	—	—%	123	0.04%	123	0.04%
Interest rates	3,829	1.32%	(1,864)	(0.64)%	1,965	0.68%
Metals	1,276	0.44%	(1,684)	(0.58)%	(408)	(0.14)%
Soft commodities	737	0.25%	—	—%	737	0.25%
Stock indices	480	0.17%	(511)	(0.18)%	(31)	(0.01)%
Total Foreign Futures Positions	6,264		(3,745)		2,519
Total Futures Contracts	$9,950	3.43%	$(1,944)	(0.67)%	$8,006	2.76%

*  No individual futures contract position, other than those presented, constituted greater than 1 percent of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

Securities owned by Global 2 Class Units at December 31, 2023

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description ***	Fair Value	(net asset value)
$26,214	5/6/2024-4/11/2025	Other Federal Farm Credit Banks, 0.4%-2.9% **	$25,738	8.88%
27,118	8/26/2024	Federal Home Loan Banks, 0.5%	26,376	9.10%
27,118	9/30/2024	Federal Home Loan Banks, 0.5%	26,261	9.06%
83,160	4/15/2024-5/19/2025	Other Federal Home Loan Banks, 0.4%-3.5% **	81,033	27.97%
		Total U.S. Government-sponsored enterprises (cost $163,532)	$159,408	55.01%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 2 Class Units at December 31, 2023 (cost of $163,532)	$159,408	55.01%

**No individual position constituted greater than 5 percent of partners’ capital (net asset value).

***All or a portion of these positions are related to the General Partner's contribution (see Note 5).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Note 8. Financial Highlights

The following financial highlights and per unit performance reflect activity related to the Partnership. The following per unit performance calculations reflect activity related to the Partnership for the years ended December 31, 2024, 2023 and 2022. Total return is based on the change in value during the period of a theoretical investment made by a limited partner at the beginning of each calendar month during the period and is not annualized. The expense ratios below are computed based upon the weighted average net assets of the Limited Partners for the years ended December 31, 2024, 2023 and 2022. Individual limited partners’ ratios may vary from these ratios based on various factors, including but not limited to the timing of capital transactions.

	2024
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$927.89	$732.01	$845.71	$813.75	$867.66	$838.70
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	(10.28)	(6.66)	(10.28)	(9.80)	(10.05)	(9.89)
Net increase from payments by General Partner (2)	1.79	1.47	1.64	1.58	1.73	1.66
Net investment loss (1)	(37.15)	(35.11)	(15.02)	(16.44)	(11.40)	(12.89)
Total income (loss) from operations	(45.64)	(40.30)	(23.66)	(24.66)	(19.72)	(21.12)
Net asset value per unit at end of period	$882.25	$691.71	$822.05	$789.09	$847.94	$817.58

Total Return (3)	(4.92)%	(5.50)%	(2.80)%	(3.03)%	(2.27)%	(2.52)%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees	6.05%	6.79%	3.73%	3.98%	3.20%	3.44%
Incentive fees	0.45%	0.47%	0.55%	0.54%	0.61%	0.59%
Total expenses	6.50%	7.26%	4.28%	4.52%	3.81%	4.03%
Net investment loss (4)	(3.51)%	(4.27)%	(1.19)%	(1.44)%	(0.67)%	(0.91)%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

	2023
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$974.07	$773.14	$868.22	$837.46	$885.97	$858.49
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	(4.63)	(3.54)	(4.37)	(4.20)	(4.42)	(4.32)
Net increase from payments by General Partner (2)	6.97	5.75	6.24	6.01	6.52	6.17
Net investment loss (1)	(48.52)	(43.34)	(24.38)	(25.52)	(20.41)	(21.64)
Total income (loss) from operations	(46.18)	(41.13)	(22.51)	(23.71)	(18.31)	(19.79)
Net asset value per unit at end of period	$927.89	$732.01	$845.71	$813.75	$867.66	$838.70

Total Return (3)	(4.74)%	(5.32)%	(2.59)%	(2.83)%	(2.07)%	(2.31)%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees	5.89%	6.58%	3.56%	3.82%	3.03%	3.27%
Incentive fees	0.62%	0.58%	0.71%	0.70%	0.74%	0.72%
Total expenses	6.51%	7.16%	4.27%	4.52%	3.77%	3.99%
Net investment loss (4)	(4.43)%	(5.12)%	(2.11)%	(2.36)%	(1.56)%	(1.81)%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

	2022
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2	Global 3 (5)
	Units	Units	Class Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$950.90	$759.34	$830.25	$802.66	$843.02	$818.74	$659.82
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	93.46	75.37	82.02	78.67	83.28	82.25	41.37
Net investment loss (1)	(70.29)	(61.57)	(44.05)	(43.87)	(40.33)	(42.50)	(19.01)
Total income (loss) from operations	23.17	13.80	37.97	34.80	42.95	39.75	22.36
Redemption	—	—	—	—	—	—	(682.18)
Net asset value per unit at end of period	$974.07	$773.14	$868.22	$837.46	$885.97	$858.49	$—

Total Return (3)	2.44%	1.82%	4.57%	4.33%	5.09%	4.85%	3.39%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees	5.84%	6.52%	3.53%	3.77%	2.98%	3.26%	4.95%
Incentive fees	2.28%	2.30%	2.54%	2.46%	2.59%	2.69%	0.67%
Total expenses	8.12%	8.82%	6.07%	6.23%	5.57%	5.95%	5.62%
Net investment loss (4)	(4.78)%	(5.46)%	(2.47)%	(2.71)%	(1.92)%	(2.21)%	(4.45)%

(1)	Net investment loss per unit is calculated by dividing the expenses net of interest income by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Net increase from payments by General Partner represents the difference between the mark-to-market valuation and the cost plus accrued interest value for redeeming Limited Partners and certain fund expense allocations throughout 2022 and the reduction amount of the General Partner’s contribution (see Note 5).
(3)	The 2024 Total Return before the General Partner contribution (see Note 5) is (5.15)% for the Class A units, (5.77)% for the Class B units, (3.01)% for the Legacy 1 Class units, (3.25)% for the Legacy 2 Class units, (2.49)% for the Global 1 Class units and (2.73)% for the Global 2 Class units. The 2023 Total Return before the General Partner contribution (see Note 5) is (5.45)% for the Class A units, (6.04)% for the Class B units, (3.31)% for the Legacy 1 Class units, (3.55)% for the Legacy 2 Class units, (2.79)% for the Global 1 Class units and (3.02)% for the Global 2 Class units. The 2022 Total Return before the General Partner contribution (see Note 5) is (0.71)% for the Class A units, (1.24)% for the Class B units, 1.36% for the Legacy 1 Class units, 1.13% for the Legacy 2 Class units, 1.94% for the Global 1 Class units and 1.63% for the Global 2 Class units.
(4)	Excludes incentive fee.
(5)	Global 3 Class units were closed effective February 28, 2022. The per unit performance activity and expense ratios for the Global 3 Class units is for the two months ended February 28, 2022. The expenses prior to incentive fees and net investment loss are annualized. The incentive fees are not annualized.

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

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The Partnership utilizes ADM Investor Services, Inc., and R.J. O’Brien & Associates, LLC as its clearing brokers. The Partnership previously used Marex Capital Markets Inc. as one of its clearing brokers.

The amount of required margin and good faith deposits with the FCMs, interbank market makers and swap counterparties usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs at December 31, 2024 and 2023 was $3,649,470 and $6,110,343, respectively, which was 15.17% and 19.06% of the net asset value, respectively, and is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

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

Trading on international markets may increase the risk that events or circumstances that disrupt such markets may have a materially adverse effect on the Partnership’s business or operations or the value of positions held by the Partnership.  Such events or circumstances may include, but are not limited to, inflation or deflation, currency devaluation, interest rate changes, exchange rate fluctuations, changes in government policies, natural disasters, global health pandemics or other extraordinary events, armed conflicts, political or social instability or other unforeseen developments that cannot be quantified.

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

For the years ended December 31, 2024, 2023 and 2022, the monthly average number of futures contracts bought and sold was 4,593, 5,220 and 3,768, respectively. There was one swap contract transaction during the year ending December 31, 2022. The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments at December 31, 2024 and December 31, 2023

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
Type of Contract	Condition Location	December 31, 2024	December 31, 2024	Fair Value

Agriculturals contracts	Net unrealized gain (loss) on open futures contracts	$25,255	$(42,038)	$(16,783)

Currencies contracts	Net unrealized gain (loss) on open futures contracts	524,044	(36,955)	487,089

Energy contracts	Net unrealized gain (loss) on open futures contracts	56,754	(104,935)	(48,181)

Interest rates contracts	Net unrealized gain (loss) on open futures contracts	330,466	(199,333)	131,133

Meats contracts	Net unrealized gain (loss) on open futures contracts	56,347	(6,145)	50,202

Metals contracts	Net unrealized gain (loss) on open futures contracts	162,117	(141,299)	20,818

Soft commodities contracts	Net unrealized gain (loss) on open futures contracts	376,251	(16,713)	359,538

Stock indices contracts	Net unrealized gain (loss) on open futures contracts	37,620	(178,823)	(141,203)

Total		$1,568,854	$(726,241)	$842,613

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
Type of Contract	Condition Location	December 31, 2023	December 31, 2023	Fair Value

Agriculturals contracts	Net unrealized gain (loss) on open futures contracts	$203,405	$(63,753)	$139,652

Currencies contracts	Net unrealized gain (loss) on open futures contracts	205,979	(82,298)	123,681

Energy contracts	Net unrealized gain (loss) on open futures contracts	130,062	(273,062)	(143,000)

Interest rates contracts	Net unrealized gain (loss) on open futures contracts	492,331	(284,205)	208,126

Meats contracts	Net unrealized gain (loss) on open futures contracts	22,497	(2,978)	19,519

Metals contracts	Net unrealized gain (loss) on open futures contracts	248,177	(288,761)	(40,584)

Soft commodities contracts	Net unrealized gain (loss) on open futures contracts	438,070	(38,812)	399,258

Stock indices contracts	Net unrealized gain (loss) on open futures contracts	307,977	(128,928)	179,049

Total		$2,048,498	$(1,162,797)	$885,701

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022

		Years Ended December 31,
Type of Contract	Line Item in Consolidated Statements of Operations	2024	2023	2022
Futures contracts
Agriculturals contracts	Net gains (losses) from futures trading	$687,153	$(404,330)	$259,508
Currencies contracts	Net gains (losses) from futures trading	301,851	283,290	1,212,759
Energy contracts	Net gains (losses) from futures trading	(1,284,447)	(579,975)	677,902
Interest rates contracts	Net gains (losses) from futures trading	(973,813)	(1,240,329)	3,622,349
Meats contracts	Net gains (losses) from futures trading	(107,458)	680,609	(525,619)
Metals contracts	Net gains (losses) from futures trading	(1,296,744)	(147,341)	947,102
Soft commodities contracts	Net gains (losses) from futures trading	2,284,425	1,921,586	(516,478)
Stock indices contracts	Net gains (losses) from futures trading	696,150	(95,425)	63,234
Total futures contracts	Net gains (losses) from futures trading	307,117	418,085	5,740,757
Swap contracts	Net gains (losses) from swap trading	—	—	(330,498)

Total		$307,117	$418,085	$5,410,259

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Line Item in Consolidated Statements of Operations	For years ended December 31,
	2024	2023	2022

Net gains (losses) from futures trading
Realized	$350,205	$759,456	$4,737,637
Change in unrealized	(43,088)	(341,371)	1,003,120
Total realized and change in unrealized net gains (losses) from futures trading	$307,117	$418,085	$5,740,757

Net gains (losses) from swap trading
Realized	$—	$—	$(922,129)
Change in unrealized	—	—	591,631
Total realized and change in unrealized net gains (losses) from swap trading	$—	$—	$(330,498)

Total realized and change in unrealized net gains (losses) from futures and swap trading	$307,117	$418,085	$5,410,259

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition.

Offsetting of Derivative Assets

As of December 31, 2024

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$1,568,854	$(726,241)	$842,613

Offsetting of Derivative Liabilities

As of December 31, 2024

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$726,241	$(726,241)	$—

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Derivative Assets and Liabilities and Collateral Received by Counterparty

As of December 31, 2024

		Gross Amounts Not Offset in the Consolidated
		Statements of Financial Condition
	Net Amount of
	Unrealized Gain/(Loss)
	Presented in
	the Consolidated
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Pledged	Net Amount

ADM Investor Services, Inc.	$(33,235)	$—	$33,235	$—
R.J. O'Brien & Associates, LLC	875,848	—	—	875,848
Total	$842,613	$—	$33,235	$875,848

Offsetting of Derivative Assets

As of December 31, 2023

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$2,048,498	$(1,162,797)	$885,701

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

Note 12. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through date of issuance of the accompanying consolidated financial statements. Subsequent to December 31, 2024, there were redemptions paid from the Partnership totaling approximately $1,481,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: March 31, 2025	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David M. Kavanagh and Maureen O’Rourke, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2025.

Signature	Title

/s/ David M. Kavanagh	President (Principal Executive Officer)
David M. Kavanagh

/s/ Maureen O’Rourke	Chief Financial Officer (Principal
Maureen O’Rourke	Financial and Accounting Officer)