Form 10-Q
period 2025-03-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2025-05-15
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED March 31, 2025

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Equity in brokers' trading accounts:
Cash	$3,658,867	$3,649,470
Net unrealized gain on open futures contracts (see Note 10)	—	875,848
Net unrealized loss on open futures contracts (see Note 10)	(51,719)	(33,235)
Total equity in brokers' trading accounts	3,607,148	4,492,083
Cash and cash equivalents	11,355,648	18,518,343
Securities owned, at fair value (cost $6,768,743 and $1,600,000, respectively)	6,779,111	1,601,943
Interest receivable, net	8,092	3,976
Total assets	$21,749,999	$24,616,345
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$106,425	$121,399
Organization and offering costs payable	4,918	5,612
Accrued operating expenses	4,530	5,127
Redemptions payable to limited partners	232,826	427,333
Total liabilities	348,699	559,471
Partners' Capital (Net Asset Value)
General Partner
Class A (231.29 units outstanding at both March 31, 2025 and December 31, 2024)	195,449	204,059
Legacy 2 Class (250.67 units outstanding at both March 31, 2025 and December 31, 2024)	190,435	197,804

Limited Partners
Class A (3,423.64 units outstanding at both March 31, 2025 and December 31, 2024)	2,893,036	3,020,494
Class B (15,661.17 and 17,095.89 units outstanding at March 31, 2025 and December 31, 2024, respectively)	10,358,973	11,825,466
Legacy 1 Class (374.12 and 427.56 units outstanding at March 31, 2025 and December 31, 2024, respectively)	296,277	351,477
Legacy 2 Class (140.55 units outstanding at both March 31, 2025 and December 31, 2024)	106,772	110,903
Global 1 Class (8,697.50 and 9,542.72 units outstanding at March 31, 2025 and December 31, 2024, respectively)	7,114,454	8,091,605
Global 2 Class (311.98 units outstanding at both March 31, 2025 and December 31, 2024)	245,904	255,066
Total partners' capital (net asset value)	21,401,300	24,056,874
Total liabilities and partners' capital (net asset value)	$21,749,999	$24,616,345

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

March 31, 2025

(Unaudited)

Futures Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(14,625)	(0.07)%	$21,149	0.10%	$6,524	0.03%
Currencies	(8,215)	(0.04)%	57,461	0.27%	49,246	0.23%
Energy	58,353	0.27%	(20,273)	(0.09)%	38,080	0.18%
Interest rates	(5,596)	(0.03)%	(10,516)	(0.05)%	(16,112)	(0.08)%
Meats	18,612	0.08%	1,240	0.01%	19,852	0.09%
Metals	209,855	0.98%	(67,682)	(0.32)%	142,173	0.66%
Soft commodities	(114,960)	(0.54)%	27,459	0.13%	(87,501)	(0.41)%
Stock indices	(4,493)	(0.02)%	25,161	0.12%	20,668	0.10%
Total U.S. Futures Positions	138,931		33,999		172,930

Foreign Futures Positions:
Agriculturals	462	—%	301	—%	763	—%
Currencies	4,847	0.02%	(1,219)	(0.01)%	3,628	0.02%
Energy	—	—%	(55,950)	(0.26)%	(55,950)	(0.26)%
Interest rates	(35,164)	(0.16)%	80,523	0.37%	45,359	0.21%
Metals	(78,706)	(0.36)%	20,318	0.09%	(58,388)	(0.27)%
Soft commodities	(19,047)	(0.09)%	(60)	—%	(19,107)	(0.09)%
Stock indices	(197,856)	(0.92)%	56,902	0.26%	(140,954)	(0.66)%
Total Foreign Futures Positions	(325,464)		100,815		(224,649)
Total Futures Contracts	$(186,533)	(0.87)%	$134,814	0.63%	$(51,719)	(0.24)%
*	No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2025

(Unaudited)

Securities owned

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$400,000	4/11/2025	Federal Farm Credit Banks, 2.9%	$405,289	1.90%
400,000	5/19/2025	Federal Home Loan Banks, 3.5%	404,659	1.89%
		Total U.S. Government-sponsored enterprises (cost $800,000)	$809,948	3.79%

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$3,000,000	4/17/2025	U.S. Treasury bill, 4.3%	$2,994,333	13.99%
3,000,000	6/12/2025	U.S. Treasury bill, 4.3%	2,974,830	13.90%
		Total U.S. Treasury bills (cost $5,968,743)	$5,969,163	27.89%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $6,768,743)	$6,779,111	31.68%

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

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2025	2024

	(Unaudited)
Net trading gains (losses)
Net gains (losses) from futures trading
Realized	$130,348	$2,820,130
Change in unrealized	(894,332)	596,248
Commissions	(75,575)	(122,501)
Net gains (losses) from futures trading	(839,559)	3,293,877

Net gains (losses) from securities
Change in unrealized	4,413	141,580
Net gains (losses) from securities	4,413	141,580

Net trading gains (losses)	(835,146)	3,435,457

Net investment income (loss)
Income
Interest and dividend income, net	195,489	139,233
Expenses from operations
Brokerage charge	272,155	384,511
Incentive fees	—	145,642
Organizational and offering costs	15,538	22,681
Operating expenses	14,262	20,417
Total expenses	301,955	573,251
Net investment loss	$(106,466)	$(434,018)
Net income (loss)	$(941,612)	$3,001,439

	Three Months ended March 31, 2025
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$(37.23)	$(30.27)	$(30.13)	$(29.39)	$(29.95)	$(29.37)

Weighted average number of units outstanding	3,654.93	16,220.25	387.48	391.22	9,114.93	311.98

	Three Months Ended March 31, 2024
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$86.05	$66.85	$82.80	$79.22	$86.12	$82.69

Weighted average number of units outstanding	3,683.87	22,501.99	427.56	391.22	10,992.46	345.49

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Three Months Ended March 31, 2025

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount
Partners’ capital,
December 31, 2024	231.29	$204,059	3,423.64	$3,020,494	—	$—	17,095.89	$11,825,466	—	$—	427.56	$351,477	250.67	$197,804	140.55	$110,903
Redemptions	—	—	—	—	—	—	(1,434.72)	(975,022)	—	—	(53.44)	(44,260)	—	—	—	—
Net income (loss)	—	(8,610)	—	(127,458)	—	—	—	(491,471)	—	—	—	(10,940)	—	(7,369)	—	(4,131)
Partners’ capital,
March 31, 2025	231.29	$195,449	3,423.64	$2,893,036	—	$—	15,661.17	$10,358,973	—	$—	374.12	$296,277	250.67	$190,435	140.55	$106,772

Net asset value per General Partner and Limited Partner unit at December 31, 2024		$882.25				$691.71				$822.05				$789.09

Net asset value per General Partner and Limited Partner unit at March 31, 2025		$845.02				$661.44				$791.92				$759.70

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Three Months Ended March 31, 2025

(Unaudited)

	Global 1 Class				Global 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2024	—	$—	9,542.72	$8,091,605	—	$—	311.98	$255,066	$24,056,874
Redemptions	—	—	(845.22)	(694,680)	—	—	—	—	(1,713,962)
Net income (loss)	—	—	—	(282,471)	—	—	—	(9,162)	(941,612)
Partners’ capital,
March 31, 2025	—	$—	8,697.50	$7,114,454	—	$—	311.98	$245,904	$21,401,300

Net asset value per General Partner and Limited Partner unit at December 31, 2024		$847.94				$817.58

Net asset value per General Partner and Limited Partner unit at March 31, 2025		$817.99				$788.21

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

GP 1, LLC (“GP 1”)          GP 4, LLC (“GP 4”)          GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”)          GP 8, LLC (“GP 8”)

There were no assets allocated to GP 1 as of March 31, 2025 and December 31, 2024.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The GP Class was established December 31, 2022 as a non-earning equity general partner class for accounting purposes only (see Note 5). The GP Class was closed December 17, 2024.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

The Partnership follows the provisions of FASB ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed. As of March 31, 2025, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2021.

Organization and offering costs: The General Partner has incurred all expenses in connection with the organization and the continuous public offering of partnership interests and is reimbursed by the Partnership. In addition, the General Partner continues to compensate wholesalers for services rendered to certain Limited Partners. This reimbursement is made monthly and the reimbursement amounts are listed by class in Note 5. In no event, however, will the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any prior year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the organization and the continuous public offering expenses are charged to expense from operations at the time of reimbursement or accrual. If the Partnership terminates prior to completion of payment of

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. The Partnership is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. As of March 31, 2025, unreimbursed organization and offering costs incurred by the General Partner were approximately $71,000 and may be reimbursed by the Partnership in the future.

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

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the periods ended March 31, 2025 and 2024, substantially all investments were highly liquid in Level 1 or 2 of the fair value hierarchy as shown in Note 2, all investments are carried at fair value, the Partnership carried no debt, and the consolidated statements of changes in partners’ capital (net asset value) is presented.

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

Interim financial statements: The consolidated financial statements included herein were prepared without audit according to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

The fair value of exchange-traded futures contracts are based upon exchange settlement prices as of the last business day of the reporting period. These financial instruments are classified in Level 1 of the fair value hierarchy.

U.S. Government securities and U.S. Government-sponsored enterprise securities are valued using current market quotations provided by an independent external pricing source to determine fair value. These securities are classified in Level 2 of the fair value hierarchy.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2025:

Assets and Liabilities	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$(51,719)	$—	$—	$(51,719)
Securities owned
U.S. Government-sponsored enterprises	—	809,948	—	809,948
U.S. Government securities		5,969,163		5,969,163
Total	$(51,719)	$6,779,111	$—	$6,727,392

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the three months ended March 31, 2025 and year ended December 31, 2024.

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

Note 4. Commodity Trading Advisors and Cash Managers

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. As of March 31, 2025, the commodity trading advisors are EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP (“Episteme”), Quantica Capital AG (“Quantica”) and Sterling Partners Quantitative Investments LLC (“Sterling”) (collectively, the “Advisors”). The Advisors are paid a quarterly consulting fee ranging from 0.2 percent to 1 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee ranging from 0 percent to 20 percent of the new trading profits on the allocated net assets of the Advisor.

The general partner currently manages the liquid assets of the Partnership. The Partnership opened a custodial account at State Street Bank and Trust Company (“Custodian”), and the general partner makes certain investments on behalf of the Partnership. Such investments include, but are not limited to, U.S. Government-sponsored enterprise securities, U.S. Treasury securities, corporate bonds, investment grade money markets instruments and exchange-traded funds. All securities purchased on behalf of the Partnership or other liquid funds of the Partnership are held in the Partnership’s custody account at the Custodian. The Partnership incurs monthly fees, payable in arrears to the Custodian, equal to approximately 0.13% and 0.09% per annum of the Partnership’s average month-end net assets for the three months ended March 31, 2025 and 2024, respectively. The fees are netted against interest and dividend income on the consolidated statements of operations.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $272,155 and $384,511 for the three months ended March 31, 2025 and 2024, respectively, are shown on the consolidated statements of operations.

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $15,538 and $22,681 for the three months ended March 31, 2025 and 2024, respectively, respectively, are shown on the consolidated statements of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed, at the General Partner’s discretion, pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $14,262 and $20,417 for the three months ended March 31, 2025 and 2024, respectively, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the General Partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, and Mr. Benitez, executive vice president, product management of the general partner, hold a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership. The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period. EMC was paid approximately $16,200 and $23,600, in consulting fees and no incentive fees for the three months ended March 31, 2025 and 2024, respectively.

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

Note 7. Financial Highlights

The following financial highlights and per unit performance reflect activity related to the Partnership. The following per unit performance calculations reflect activity related to the Partnership for the three months ended March 31, 2025 and 2024. Total return is based on the change in value during the period of a theoretical investment made by a limited partner at the beginning of each calendar month during the period and is not annualized. The expense ratios below are computed based upon the weighted average net assets of the Limited Partners for the three months ended March 31, 2025 and 2024 (annualized). Individual limited partners’ ratios may vary from these ratios based on various factors, including but not limited to the timing of capital transactions.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months ended March 31, 2025
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$882.25	$691.71	$822.05	$789.09	$847.94	$817.58
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	(31.63)	(24.71)	(29.52)	(28.33)	(30.48)	(29.38)
Net investment loss (1)	(5.60)	(5.56)	(0.61)	(1.06)	0.53	0.01
Total income (loss) from operations	(37.23)	(30.27)	(30.13)	(29.39)	(29.95)	(29.37)
Redemption
Net asset value per unit at end of period	$845.02	$661.44	$791.92	$759.70	$817.99	$788.21

Total Return	(4.22)%	(4.38)%	(3.66)%	(3.73)%	(3.53)%	(3.59)%

Ratios as a percentage of average net assets
Expenses prior to incentive fees (2)	6.02%	6.75%	3.76%	3.97%	3.21%	3.42%
Incentive fees (3)	—%	—%	—%	—%	—%	—%
Total expenses	6.02%	6.75%	3.76%	3.97%	3.21%	3.42%
Net investment loss (2) (4)	(2.59)%	(3.28)%	(0.30)%	(0.55)%	0.25%	—%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31, 2024
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$927.89	$732.01	$845.71	$813.75	$867.66	$838.70
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	99.71	78.76	91.04	87.59	93.53	90.32
Net increase from payments by General Partner (5)	0.75	0.60	0.69	0.66	0.71	0.68
Net investment loss (1)	(14.41)	(12.51)	(8.93)	(9.03)	(8.12)	(8.31)
Total income (loss) from operations	86.05	66.85	82.80	79.22	86.12	82.69
Net asset value per unit at end of period	$1,013.94	$798.86	$928.51	$892.97	$953.78	$921.39

Total Return (6)	9.27%	9.13%	9.79%	9.73%	9.93%	9.86%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees (2)	5.97%	6.73%	3.62%	3.88%	3.08%	3.32%
Incentive fees (3)	0.43%	0.40%	0.54%	0.53%	0.56%	0.55%
Total expenses	6.40%	7.13%	4.16%	4.41%	3.64%	3.87%
Net investment loss (2) (4)	(4.23)%	(4.97)%	(1.88)%	(2.14)%	(1.33)%	(1.58)%

(1)	Net investment loss per unit is calculated by dividing the expenses net of interest income by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Annualized.
(3)	Not annualized.
(4)	Excludes incentive fee
(5)	Net increase from payments by General Partner represents the reduction amount of the General Partner’s contribution (see Note 5).
(6)	The three months ended March 31, 2024 Total Return before the General Partner contribution (see Note 5) was 9.26% for the Class A units, 9.13% for the Class B units, 9.78% for the Legacy 1 Class units, 9.73% for the Legacy 2 Class units, 9.92% for the Global 1 Class units and 9.85% for the Global 2 Class units.

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

The amount of required margin and good faith deposits with the FCMs usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs at March 31, 2025 and December 31, 2024 was $3,658,867 and $3,649,470, respectively, which was 17.10% and 15.17% of the net asset value, respectively, and is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

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

The monthly average number of futures contracts bought and sold was 2,973 and 5,890, respectively, for the three months ended March 31, 2025 and 2024. The following tables summarize the quantitative information required by FASB ASC 815:

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Fair Values of Derivative Instruments at March 31, 2025 and December 31, 2024

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
Type of Contract	Condition Location	March 31, 2025	March 31, 2025	Fair Value

Agriculturals contracts	Net unrealized gain (loss) on open futures contracts	$50,817	$(43,530)	$7,287

Currencies contracts	Net unrealized gain (loss) on open futures contracts	73,552	(20,678)	52,874

Energy contracts	Net unrealized gain (loss) on open futures contracts	105,890	(123,760)	(17,870)

Interest rates contracts	Net unrealized gain (loss) on open futures contracts	144,137	(114,890)	29,247

Meats contracts	Net unrealized gain (loss) on open futures contracts	21,264	(1,412)	19,852

Metals contracts	Net unrealized gain (loss) on open futures contracts	280,523	(196,738)	83,785

Soft commodities contracts	Net unrealized gain (loss) on open futures contracts	31,598	(138,206)	(106,608)

Stock indices contracts	Net unrealized gain (loss) on open futures contracts	85,101	(205,387)	(120,286)

Total		$792,882	$(844,601)	$(51,719)

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
Type of Contract	Condition Location	December 31, 2024	December 31, 2024	Fair Value

Agriculturals contracts	Net unrealized gain (loss) on open futures contracts	$25,255	$(42,038)	$(16,783)

Currencies contracts	Net unrealized gain (loss) on open futures contracts	524,044	(36,955)	487,089

Energy contracts	Net unrealized gain (loss) on open futures contracts	56,754	(104,935)	(48,181)

Interest rates contracts	Net unrealized gain (loss) on open futures contracts	330,466	(199,333)	131,133

Meats contracts	Net unrealized gain (loss) on open futures contracts	56,347	(6,145)	50,202

Metals contracts	Net unrealized gain (loss) on open futures contracts	162,117	(141,299)	20,818

Soft commodities contracts	Net unrealized gain (loss) on open futures contracts	376,251	(16,713)	359,538

Stock indices contracts	Net unrealized gain (loss) on open futures contracts	37,620	(178,823)	(141,203)

Total		$1,568,854	$(726,241)	$842,613

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Three Months Ended March 31, 2025 and 2024

		Three Months Ended
Type of Contract	Line Item in Consolidated Statements of Operations	March 31, 2025	March 31, 2024
Futures contracts
Agriculturals contracts	Net gains (losses) from futures trading	$(192,758)	$835,746
Currencies contracts	Net gains (losses) from futures trading	(514,278)	467,132
Energy contracts	Net gains (losses) from futures trading	(237,667)	53,805
Interest rates contracts	Net gains (losses) from futures trading	(347,633)	(353,345)
Meats contracts	Net gains (losses) from futures trading	18,649	5,672
Metals contracts	Net gains (losses) from futures trading	578,724	(712,536)
Soft commodities contracts	Net gains (losses) from futures trading	(18,273)	1,342,626
Stock indices contracts	Net gains (losses) from futures trading	(50,748)	1,777,278
Total futures contracts	Net gains (losses) from futures trading	$(763,984)	$3,416,378

Line Item in Consolidated Statements of Operations	Three Months Ended
	March 31, 2025	March 31, 2024

Net gains (losses) from futures trading
Realized	$130,348	$2,820,130
Change in unrealized	(894,332)	596,248
Total realized and change in unrealized net gains (losses) from futures trading	$(763,984)	$3,416,378

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition:

Offsetting of Derivative Assets

As of March 31, 2025

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$792,882	$(844,601)	$(51,719)

Offsetting of Derivative Liabilities

As of March 31, 2025

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$844,601	$(844,601)	$—

Derivative Assets and Liabilities and Collateral Received by Counterparty

As of March 31, 2025

		Gross Amounts Not Offset in the Consolidated
		Statements of Financial Condition
	Net Amount of
	Unrealized Gain/(Loss)
	Presented in
	the Consolidated
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Pledged	Net Amount

ADM Investor Services, Inc.	$(3,328)	$—	$3,328	$—
R.J. O'Brien & Associates, LLC	(48,391)	—	48,391	—
Total	$(51,719)	$—	$51,719	$—

Offsetting of Derivative Assets

As of December 31, 2024

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$1,568,854	$(726,241)	$842,613

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

Valuation of Financial Instruments

Grant Park follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement. Grant Park utilizes valuation techniques that are consistent with the market approach per the requirement of ASC 820 for the valuation of futures (exchange traded) contracts, forward (non-exchange traded) contracts, option contracts, swap transactions, other interests in commodities, mutual funds, exchange-traded funds and fixed income products. FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Grant Park records all investments at fair value in the financial statements. Changes in fair value from the prior period are recorded as unrealized gain or losses and are reported in the consolidated statement of operations. Fair value of exchange-traded futures contracts, options on futures contracts and exchange-traded funds are based upon exchange settlement prices. Grant Park values forward contracts and options on forward contracts based on the average bid and ask price of quoted forward spot prices obtained. U.S. Government securities, securities of U.S. Government-sponsored enterprises, corporate bonds and commercial paper are valued using current market quotations provided by an independent external pricing source to determine fair value.

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest and dividend income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three months ended March 31, 2025 and 2024, are set forth in the table below:

	Three Months Ended
	March 31,
	2025	2024
Total return – Class A Units	(4.22)%	9.27%
Total return – Class B Units	(4.38)%	9.13%
Total return – Legacy 1 Class Units	(3.66)%	9.79%
Total return – Legacy 2 Class Units	(3.73)%	9.73%
Total return – Global 1 Class Units	(3.53)%	9.93%
Total return – Global 2 Class Units	(3.59)%	9.86%

Grant Park’s total net asset value at March 31, 2025 was approximately $21.4 million, at December 31, 2024 was approximately $24.1 million, and at March 31, 2024 was approximately $32.9 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding securities, for the three months ended March 31, 2025 and 2024.

	% Gain (Loss)
	Three Months Ended
	March 31,
	2025	2024

Agriculturals	(0.9)%	2.6%
Currencies	(2.3)	1.4
Energy	(1.0)	0.1
Interest rates	(1.5)	(1.1)
Meats	—	—
Metals	2.6	(2.2)
Soft commodities	(0.2)	4.2
Stock indices	(0.3)	5.6

Total	(3.6)%	10.6%

Three months ended March 31, 2025 compared to three months ended March 31, 2024

For the three months ended March 31, 2025, Grant Park had a negative return of (4.2)% for the Class A units, a negative return of (4.4)% for the Class B units, a negative return of (3.7)% for the Legacy 1 Class units, a negative return of (3.7)% for the Legacy 2 Class units, a negative return of (3.5)% for the Global 1 Class units, and a negative return of (3.6)% for the Global 2 Class units. On a combined basis prior to expenses, Grant Park had trading losses of 3.6% which were decreased by gains of 0.9% from interest and dividend income. These trading losses were increased by 1.3% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2024, Grant Park had a positive return of 9.3% for the Class A units, a positive return of 9.1% for the Class B units, a positive return of 9.8% for the Legacy 1 Class units, a positive return of 9.7% for the Legacy 2 Class units, a positive return of 9.9% for the Global 1 Class units, and a positive return of 9.9% for the Global 2 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 10.6% which were increased by gains of 0.1% from securities and 0.4% from interest and dividend income. These trading gains were decreased by 1.7% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Three months ended March 31, 2025

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

Key trading developments for Grant Park during the first three months of 2025 included the following:

January. Grant Park recorded gains during the month. Class A units were up 0.56%, Class B units were up 0.51%, Legacy 1 Class units were up 0.75%, Legacy 2 Class units were up 0.73%, Global 1 Class units were up 0.80% and Global 2 Class units were up 0.78%. Grant Park’s January performance was positive. Positive performance in the agriculturals sector was led by positions in coffee, robusta, live cattle, feeder cattle and cotton. Performance in the metals sector was positive and driven by positions in gold. Performance in the stock indices sector was positive and was driven by positions in the FTSE, Dax, S&P Canada and All Ordinaries indices. The energies sector was negative due to positions in gas oil, brent oil and natural gas. Currencies sector performance was negative, led by positions in the Japanese yen and Mexican peso. The interest rate sector performance was negative due to positions in Ultra Treasury notes, 3-month SONIA futures, 3-month CORRA futures and Ultra Treasury bonds.

February. Grant Park recorded losses during the month. Class A units were down 5.15%, Class B units were down 5.20%, Legacy 1 Class units were down 4.97%, Legacy 2 Class units were down 4.99%, Global 1 Class units were down 4.93% and Global 2 Class units were down 4.95%. Grant Park’s February performance was negative across all investment sectors. Losses in the agriculturals sector occurred in positions in cattle, robusta, cocoa, sugar and corn. In the interest-rate sector, performance was negative in Ultra Treasury notes, Ultra Treasury bonds, U.S. 10-year Treasury Notes and German bunds positions. Currencies sector performance was negative, led by positions in the Japanese yen, Swiss franc and British pound. The energies sector was negative due to positions in crude oil and brent oil. Performance in the metals sector was negative and driven by positions in high grade copper and platinum. Performance in the stock indices sector was slightly negative and was driven by positions in the Nasdaq and MSCI EM indices.

March. Grant Park recorded gains during the month. Class A units were up 0.42%, Class B units were up 0.37%, Legacy 1 Class units were up 0.61%, Legacy 2 Class units were up 0.59%, Global 1 Class units were up 0.66% and Global 2 Class units were up 0.64%. Grant Park’s March performance was positive. Performance in the metals sector was positive and driven by positions in gold and silver. In the interest-rate sector, positive performance was led by positions in German bunds, Japanese government bonds and the Euro-Buxl. The energies sector was slightly negative due to positions in gas oil, brent oil and heating oil. Losses in the agriculturals sector occurred in positions in sugar, cotton and cocoa. Performance in the stock indices sector was negative and was driven by positions in the Dax, OMX 30 and FTSE indices. Currencies sector performance was negative, led by positions in the euro, Swiss franc, U.S. dollar and New Zealand dollar.

Three months ended March 31, 2024

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

Grant Park maintains a portion of its assets at its clearing brokers as well as at Lake Forest Bank & Trust Company. These assets, which may range from 5% to 35% of Grant Park’s value, are held in cash, and/or U.S. Treasury securities. The balance of Grant Park’s assets, which range from 65% to 95%, are invested in investment grade money market instruments, U.S. Treasury securities, U.S. Government sponsored enterprises and exchange-traded funds purchased by the general partner which are held in a separate account in the name of GP Cash Management, LLC and custodied at State Street Bank and Trust Company. See Note 4 to the consolidated financial statements included in this report for further information regarding this arrangement. The general partner currently manages the liquid assets of Grant Park. Violent fluctuations in prevailing interest rates and/or changes in other economic conditions could cause mark-to-market losses on Grant Park’s cash management income.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of March 31, 2025 and December 31, 2024 and the trading gains/losses by market category for the three months ended March 31, 2025 and the year ended December 31, 2024. All open position trading risk exposures of Grant Park, except for the securities, have been included in calculating the figures set forth below. As of March 31, 2025, Grant Park’s net asset value was approximately $21.4 million. As of December 31, 2024, Grant Park’s net asset value was approximately $24.1 million.

	March 31, 2025
Market Sector	Value at Risk*	Trading Gain/(Loss)

Metals	0.5%	2.6%
Agriculturals/soft commodities/meats	0.4	(1.1)
Stock indices	0.4	(0.3)
Currencies	0.2	(2.3)
Energy	0.2	(1.0)
Interest rates	0.2	(1.5)
Aggregate/Total	0.9%	(3.6)%

	December 31, 2024
Market Sector	Value at Risk*	Trading Gain/(Loss)

Currencies	0.5%	0.9%
Stock indices	0.5	1.8
Agriculturals/soft commodities/meats	0.3	9.4
Interest rates	0.3	(3.8)
Metals	0.3	(4.5)
Energy	0.1	(4.5)
Aggregate/Total	1.0%	(0.7)%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of March 31, 2025, by market sector.

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

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of March 31, 2025.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2024, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There are no Grant Park units authorized for issuance under equity compensation plans. There have been no sales of unregistered securities of Grant Park during the quarter ended March 31, 2025. In addition, Grant Park did not repurchase any units under a formal repurchase plan. All Grant Park unit redemptions were in the ordinary course of business during the quarter ended March 31, 2025. There have not been any purchases of units by Grant Park or any affiliated purchasers during the quarter ended March 31, 2025.

Item 6.  Exhibits

(a)Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: May 15, 2025	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)