Form 10-Q
period 2025-09-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2025-11-14
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED September 30, 2025

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Equity in brokers' trading accounts:
Cash	$3,935,058	$3,649,470
Net unrealized gain on open futures contracts (see Note 10)	1,299,301	875,848
Net unrealized loss on open futures contracts (see Note 10)	—	(33,235)
Total equity in brokers' trading accounts	5,234,359	4,492,083
Cash and cash equivalents	7,043,914	18,518,343
Securities owned, at fair value (cost $8,254,774 and $1,600,000, respectively)	8,256,830	1,601,943
Interest receivable, net	—	3,976
Total assets	$20,535,103	$24,616,345
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$98,200	$121,399
Organization and offering costs payable	4,576	5,612
Accrued operating expenses	4,276	5,127
Redemptions payable to limited partners	357,878	427,333
Other payables	2,500	—
Total liabilities	467,430	559,471
Partners' Capital (Net Asset Value)
General Partner
Class A (231.29 units outstanding at both September 30, 2025 and December 31, 2024)	209,664	204,059
Legacy 2 Class (250.67 units outstanding at both September 30, 2025 and December 31, 2024)	206,401	197,804

Limited Partners
Class A (3,418.31 and 3,423.64 units outstanding at September 30, 2025 and December 31, 2024, respectively)	3,098,623	3,020,494
Class B (12,654.71 and 17,095.89 units outstanding at September 30, 2025 and December 31, 2024, respectively)	8,949,853	11,825,466
Legacy 1 Class (374.12 and 427.56 units outstanding at September 30, 2025 and December 31, 2024, respectively)	321,519	351,477
Legacy 2 Class (140.55 units outstanding at both September 30, 2025 and December 31, 2024)	115,724	110,903
Global 1 Class (7,757.82 and 9,542.72 units outstanding at September 30, 2025 and December 31, 2024, respectively)	6,905,491	8,091,605
Global 2 Class (303.97 and 311.98 units outstanding at September 30, 2025 and December 31, 2024, respectively)	260,398	255,066
Total partners' capital (net asset value)	20,067,673	24,056,874
Total liabilities and partners' capital (net asset value)	$20,535,103	$24,616,345

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

September 30, 2025

(Unaudited)

Futures Contracts

	Expiration dates	No. of long contracts	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals			$(4,388)	(0.02)%	$150,826	0.75%	$146,438	0.73%
Currencies			38,375	0.19%	63,087	0.32%	101,462	0.51%
Energy			(64,799)	(0.32)%	(23,617)	(0.12)%	(88,416)	(0.44)%
Interest rates			(18,778)	(0.09)%	(11,273)	(0.06)%	(30,051)	(0.15)%
Meats			685	—%	—	—%	685	—%
Metals
Gold	12/25-2/26	13	515,451	2.57%	—	—%	515,451	2.57%
Other metals			25,887	0.13%	—	—%	25,887	0.13%
Silver	12/25	7	252,583	1.26%	—	—%	252,583	1.26%
Soft commodities			(15,881)	(0.08)%	(18,726)	(0.09)%	(34,607)	(0.17)%
Stock indices			123,655	0.62%	(138)	—%	123,517	0.62%
Total U.S. Futures Positions			852,790		160,159		1,012,949

Foreign Futures Positions:
Agriculturals			—	—%	9,255	0.05%	9,255	0.05%
Currencies			528	—%	2,286	0.01%	2,814	0.01%
Energy			309	—%	(29,450)	(0.15)%	(29,141)	(0.15)%
Interest rates			23,733	0.12%	31,014	0.15%	54,747	0.27%
Metals			97,232	0.48%	(42,219)	(0.21)%	55,013	0.27%
Soft commodities			—	—%	1,791	0.01%	1,791	0.01%
Stock indices			197,095	0.98%	(5,222)	(0.03)%	191,873	0.95%
Total Foreign Futures Positions			318,897		(32,545)		286,352
Total Futures Contracts			$1,171,687	5.84%	$127,614	0.63%	$1,299,301	6.47%
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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2025

(Unaudited)

Securities owned

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,500,000	10/16/2025	U.S. Treasury bill, 4.3%	$2,495,776	12.44%
1,300,000	11/13/2025	U.S. Treasury bill, 4.2%	1,293,758	6.44%
2,250,000	12/4/2025	U.S. Treasury bill, 4.1%	2,234,380	11.13%
2,250,000	12/11/2025	U.S. Treasury bill, 4.0%	2,232,916	11.13%
		Total U.S. Treasury bills (cost $8,254,774)	$8,256,830	41.14%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $8,254,774)	$8,256,830	41.14%

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

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net trading gains (losses)
Net gains (losses) from futures trading
Realized	$949,672	$(2,604,511)	$533,192	$593,458
Change in unrealized	998,145	977,973	456,688	145,324
Commissions	(54,545)	(82,204)	(151,326)	(322,622)
Net gains (losses) from futures trading	1,893,272	(1,708,742)	838,554	416,160

Net gains (losses) from securities
Realized	—	13,998	397	13,998
Change in unrealized	1,369	134,456	(4,019)	436,730
Net gains (losses) from securities	1,369	148,454	(3,622)	450,728

Net trading gains (losses)	1,894,641	(1,560,288)	834,932	866,888

Net investment income (loss)
Income
Interest and dividend income, net	157,760	187,171	529,814	505,206
Expenses from operations
Brokerage charge	247,400	337,358	808,393	1,089,166
Incentive fees	—	—	—	146,848
Organizational and offering costs	13,314	18,781	42,574	63,183
Operating expenses	12,423	17,034	39,387	57,104
Total expenses	273,137	373,173	890,354	1,356,301
Net investment loss	$(115,377)	$(186,002)	$(360,540)	$(851,095)
Net income (loss)	$1,779,264	$(1,746,290)	$474,392	$15,793

	Three Months ended September 30, 2025
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$76.90	$58.94	$77.43	$73.72	$81.32	$77.78

Weighted average number of units outstanding	3,653.60	13,244.70	374.12	391.22	7,800.06	303.97

	Three Months Ended September 30, 2024
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$(61.62)	$(49.63)	$(51.94)	$(50.42)	$(52.23)	$(50.94)

Weighted average number of units outstanding	3,656.95	19,605.28	427.56	391.22	10,122.36	329.61

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations (continued)

(Unaudited)

	Nine Months ended September 30, 2025
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$24.23	$15.53	$37.34	$34.30	$42.19	$39.08

Weighted average number of units outstanding	3,654.40	14,703.49	379.47	391.22	8,401.52	307.97

	Nine Months Ended September 30, 2024
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$(23.52)	$(21.79)	$(7.91)	$(9.03)	$(4.66)	$(6.07)

Weighted average number of units outstanding	3,670.22	20,898.42	427.56	391.22	10,539.95	339.14

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Nine Months Ended September 30, 2025

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount
Partners’ capital,
December 31, 2024	231.29	$204,059	3,423.64	$3,020,494	—	$—	17,095.89	$11,825,466	—	$—	427.56	$351,477	250.67	$197,804	140.55	$110,903
Redemptions	—	—	—	—	—	—	(1,434.72)	(975,022)	—	—	(53.44)	(44,260)	—	—	—	—
Net income (loss)	—	(8,610)	—	(127,458)	—	—	—	(491,471)	—	—	—	(10,940)	—	(7,369)	—	(4,131)
Partners’ capital,
March 31, 2025	231.29	$195,449	3,423.64	$2,893,036	—	$—	15,661.17	$10,358,973	—	$—	374.12	$296,277	250.67	$190,435	140.55	$106,772
Redemptions	—	—	—	—	—	—	(1,855.35)	(1,197,480)	—	—	—	—	—	—	—	—
Net income (loss)	—	(3,571)	—	(52,856)	—	—	—	(211,211)	—	—	—	(3,728)	—	(2,514)	—	(1,409)
Partners’ capital,
June 30, 2025	231.29	$191,878	3,423.64	$2,840,180	—	$—	13,805.82	$8,950,282	—	$—	374.12	$292,549	250.67	$187,921	140.55	$105,363
Redemptions	—	—	(5.33)	(4,829)	—	—	(1,151.11)	(782,819)	—	—	—	—	—	—	—	—
Net income (loss)	—	17,786	—	263,272	—	—	—	782,390	—	—	—	28,970	—	18,480	—	10,361
Partners’ capital,
September 30, 2025	231.29	$209,664	3,418.31	$3,098,623	—	$—	12,654.71	$8,949,853	—	$—	374.12	$321,519	250.67	$206,401	140.55	$115,724

Net asset value per General Partner and Limited Partner unit at December 31, 2024		$882.25				$691.71				$822.05				$789.09

Net asset value per General Partner and Limited Partner unit at March 31, 2025		$845.02				$661.44				$791.92				$759.70

Net asset value per General Partner and Limited Partner unit at June 30, 2025		$829.58				$648.30				$781.96				$749.67

Net asset value per General Partner and Limited Partner unit at September 30, 2025		$906.48				$707.24				$859.39				$823.39

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Nine Months Ended September 30, 2025

(Unaudited)

	Global 1 Class				Global 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2024	—	$—	9,542.72	$8,091,605	—	$—	311.98	$255,066	$24,056,874
Redemptions	—	—	(845.22)	(694,680)	—	—	—	—	(1,713,962)
Net income (loss)	—	—	—	(282,471)	—	—	—	(9,162)	(941,612)
Partners’ capital,
March 31, 2025	—	$—	8,697.50	$7,114,454	—	$—	311.98	$245,904	$21,401,300
Redemptions	—	—	(829.04)	(665,367)	—	—	(8.01)	(6,160)	(1,869,007)
Net income (loss)	—	—	—	(84,983)	—	—	—	(2,988)	(363,260)
Partners’ capital,
June 30, 2025	—	$—	7,868.46	$6,364,104	—	$—	303.97	$236,756	$19,169,033
Redemptions	—	—	(110.64)	(92,976)	—	—	—	—	(880,624)
Net income (loss)	—	—	—	634,363	—	—	—	23,642	1,779,264
Partners’ capital,
September 30, 2025	—	$—	7,757.82	$6,905,491	—	$—	303.97	$260,398	$20,067,673

Net asset value per General Partner and Limited Partner unit at December 31, 2024		$847.94				$817.58

Net asset value per General Partner and Limited Partner unit at March 31, 2025		$817.99				$788.21

Net asset value per General Partner and Limited Partner unit at June 30, 2025		$808.81				$778.88

Net asset value per General Partner and Limited Partner unit at September 30, 2025		$890.13				$856.66

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

GP 1, LLC (“GP 1”)          GP 4, LLC (“GP 4”)          GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”)          GP 8, LLC (“GP 8”)

There were no assets allocated to GP 1 as of September 30, 2025 and December 31, 2024.

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

The Partnership follows the provisions of FASB ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed. As of September 30, 2025, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2022.

Organization and offering costs: The General Partner has incurred all expenses in connection with the organization and the continuous public offering of partnership interests and is reimbursed by the Partnership. In addition, the General Partner continues to compensate wholesalers for services rendered to certain Limited Partners. This reimbursement is made monthly and the reimbursement amounts are listed by class in Note 5. In no event, however, will the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any prior year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the organization and the continuous public offering expenses are charged to expense from operations at the time of reimbursement or accrual. If the Partnership terminates prior to completion of payment of

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. The Partnership is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. As of September 30, 2025, unreimbursed organization and offering costs incurred by the General Partner were approximately $78,000 and may be reimbursed by the Partnership in the future.

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

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the periods ended September 30, 2025 and 2024, substantially all investments were highly liquid in Level 1 or 2 of the fair value hierarchy as shown in Note 2, all investments are carried at fair value, the Partnership carried no debt, and the consolidated statements of changes in partners’ capital (net asset value) is presented.

Segment information: FASB ASC 280 Segment Reporting, establishes standards for reporting certain information about operating segments. Operating segments are defined as components of an entity about which separate financial information is available that is regularly reviewed by the chief operating decision maker. The Partnership conducts its business in one operating segment. The Partnership’s chief operating decision maker is the investment committee of the General Partner. The investment committee of the General Partner determines the Partnership’s investment strategy, capital allocation and expense structure, as outlined in the Partnership’s prospectus and assesses each Trading Company’s performance against the Partnership’s investment strategy.

Interim financial statements: The consolidated financial statements included herein were prepared without audit according to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2025:

Assets and Liabilities	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$1,299,301	$—	$—	$1,299,301
Securities owned
U.S. Government securities	—	8,256,830	—	8,256,830
Total	$1,299,301	$8,256,830	$—	$9,556,131

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the nine months ended September 30, 2025 and year ended December 31, 2024.

Note 3. Deposits with Brokers

The Partnership, through the Trading Companies, deposits assets with ADM Investor Services, Inc. and R.J. O’Brien & Associates, LLC, a StoneX company, subject to CFTC regulations and various exchange and broker requirements. Margin requirements may be satisfied by the deposit of U.S. Treasury bills, U.S. Government-sponsored enterprise securities and/or cash with such clearing brokers. The Partnership may earn interest income on its assets deposited with the clearing brokers.

Note 4. Commodity Trading Advisors and Cash Managers

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. As of September 30, 2025, the commodity trading advisors are EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP (“Episteme”), Quantica Capital AG (“Quantica”) and Sterling Partners Quantitative Investments LLC (“Sterling”) (collectively, the “Advisors”). The Advisors are paid a quarterly consulting fee ranging from 0.2 percent to 1 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee ranging from 0 percent to 20 percent of the new trading profits on the allocated net assets of the Advisor.

The general partner currently manages the liquid assets of the Partnership. The Partnership opened a custodial account at State Street Bank and Trust Company (“Custodian”), and the general partner makes certain investments on behalf of the Partnership. Such investments include, but are not limited to, U.S. Government-sponsored enterprise securities, U.S. Treasury securities, corporate bonds, investment grade money markets instruments and exchange-traded funds. All securities purchased on behalf of the Partnership or other liquid funds of the Partnership are held in the Partnership’s custody account at the Custodian. The Partnership incurred monthly fees, payable in arrears to the Custodian, equal to approximately 0.15% and 0.14% per annum of the Partnership’s average month-end net assets for the three and nine months ended September 30, 2025, respectively and 0.11% and 0.10% per annum of the Partnership’s average month-end net assets for the three and nine months ended September 30, 2024, respectively. The fees are netted against interest and dividend income on the consolidated statements of operations.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $247,400 and $808,393 for the three and nine months ended September 30, 2025, respectively and $337,358 and $1,089,166 for the three and nine months ended September 30, 2024, respectively, are shown on the consolidated statements of operations.

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $13,314 and $42,574 for the three and nine months ended September 30, 2025, respectively and $18,781 and $63,183 for the three and nine months ended September 30, 2024, respectively, are shown on the consolidated statements of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed, at the General Partner’s discretion, pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $12,423 and $39,387 for the three and nine months ended September 30, 2025, respectively and $17,034 and $57,104 for the three and nine months ended September 30, 2024, respectively, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the General Partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, and Mr. Benitez, executive vice president, product management of the general partner, hold a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership. The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period. EMC was paid approximately $13,000 and $42,800, in consulting fees and no incentive fees for the three and nine months ended September 30, 2025, respectively, and $19,600 and $66,600, in consulting fees and no incentive fees for the three and nine months ended September 30, 2024, respectively.

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

Note 7. Financial Highlights

The following financial highlights and per unit performance reflect activity related to the Partnership. The following per unit performance calculations reflect activity related to the Partnership for the three and nine months ended September 30, 2025 and 2024. Total return is based on the change in value during the period of a theoretical investment made by a limited partner at the beginning of each calendar month during the period and is not annualized. The expense ratios below are computed based upon the weighted average net assets of the Limited Partners for the three and nine months ended September 30, 2025 and 2024 (annualized). Individual limited partners’ ratios may vary from these ratios based on various factors, including but not limited to the timing of capital transactions.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months ended September 30, 2025
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$829.58	$648.30	$781.96	$749.67	$808.81	$778.88
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	83.62	65.38	79.04	75.75	81.81	78.76
Net investment loss (1)	(6.72)	(6.44)	(1.61)	(2.03)	(0.49)	(0.98)
Total income (loss) from operations	76.90	58.94	77.43	73.72	81.32	77.78
Net asset value per unit at end of period	$906.48	$707.24	$859.39	$823.39	$890.13	$856.66

Total Return	9.27%	9.09%	9.90%	9.83%	10.05%	9.99%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees (2)	6.36%	7.13%	4.02%	4.27%	3.46%	3.71%
Incentive fees (3)	—%	—%	—%	—%	—%	—%
Total expenses	6.36%	7.13%	4.02%	4.27%	3.46%	3.71%
Net investment loss (2) (4)	(3.13)%	(3.85)%	(0.79)%	(1.05)%	(0.23)%	(0.49)%

	Three Months Ended September 30, 2024
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$965.99	$759.85	$889.74	$855.14	$915.23	$883.57
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	(54.14)	(42.47)	(49.86)	(47.91)	(51.24)	(49.44)
Net increase from payments by General Partner (5)	0.19	0.15	0.18	0.17	0.19	0.18
Net investment loss (1)	(7.67)	(7.31)	(2.26)	(2.68)	(1.18)	(1.68)
Total income (loss) from operations	(61.62)	(49.63)	(51.94)	(50.42)	(52.23)	(50.94)
Net asset value per unit at end of period	$904.37	$710.22	$837.80	$804.72	$863.00	$832.63

Total Return (6)	(6.38)%	(6.53)%	(5.84)%	(5.90)%	(5.71)%	(5.77)%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees (2)	6.06%	6.80%	3.78%	4.03%	3.29%	3.55%
Incentive fees (3)	—%	—%	—%	—%	—%	—%
Total expenses	6.06%	6.80%	3.78%	4.03%	3.29%	3.55%
Net investment loss (2) (4)	(3.34)%	(4.05)%	(1.07)%	(1.31)%	(0.54)%	(0.80)%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Nine Months ended September 30, 2025
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$882.25	$691.71	$822.05	$789.09	$847.94	$817.58
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	43.73	34.26	41.76	40.01	43.29	41.71
Net investment loss (1)	(19.50)	(18.73)	(4.42)	(5.71)	(1.10)	(2.63)
Total income (loss) from operations	24.23	15.53	37.34	34.30	42.19	39.08
Redemption
Net asset value per unit at end of period	$906.48	$707.24	$859.39	$823.39	$890.13	$856.66

Total Return	2.75%	2.24%	4.54%	4.35%	4.98%	4.78%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees (2)	6.41%	7.16%	4.10%	4.35%	3.57%	3.80%
Incentive fees (3)	—%	—%	—%	—%	—%	—%
Total expenses	6.41%	7.16%	4.10%	4.35%	3.57%	3.80%
Net investment loss (2) (4)	(3.04)%	(3.74)%	(0.73)%	(0.99)%	(0.18)%	(0.44)%

	Nine Months Ended September 30, 2024
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$927.89	$732.01	$845.71	$813.75	$867.66	$838.70
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	6.06	5.67	4.77	4.68	5.16	4.84
Net increase from payments by General Partner (5)	1.59	1.29	1.46	1.40	1.53	1.46
Net investment loss (1)	(31.17)	(28.75)	(14.14)	(15.11)	(11.35)	(12.37)
Total income (loss) from operations	(23.52)	(21.79)	(7.91)	(9.03)	(4.66)	(6.07)
Redemption
Net asset value per unit at end of period	$904.37	$710.22	$837.80	$804.72	$863.00	$832.63

Total Return (6)	(2.54)%	(2.98)%	(0.93)%	(1.11)%	(0.54)%	(0.72)%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees (2)	6.00%	6.73%	3.67%	3.92%	3.14%	3.39%
Incentive fees (3)	0.44%	0.44%	0.54%	0.53%	0.59%	0.56%
Total expenses	6.44%	7.17%	4.21%	4.45%	3.73%	3.95%
Net investment loss (2) (4)	(3.75)%	(4.48)%	(1.42)%	(1.67)%	(0.88)%	(1.13)%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Net investment loss per unit is calculated by dividing the expenses net of interest income by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Annualized.
(3)	Not annualized.
(4)	Excludes incentive fee.
(5)	Net increase from payments by General Partner represents the reduction amount of the General Partner’s contribution (see Note 5).
(6)	The three months ended September 30, 2024 Total Return before the General Partner contribution (see Note 5) was (6.46)% for the Class A units, (6.63)% for the Class B units, (5.91)% for the Legacy 1 Class units, (5.97)% for the Legacy 2 Class units, (5.78)% for the Global 1 Class units and (5.83)% for the Global 2 Class units. The nine months ended September 30, 2024 Total Return before the General Partner contribution (see Note 5) was (2.73)% for the Class A units, (3.19)% for the Class B units, (1.12)% for the Legacy 1 Class units, (1.29)% for the Legacy 2 Class units, (0.72)% for the Global 1 Class units and (0.90)% for the Global 2 Class units.

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

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The Partnership utilizes ADM Investor Services, Inc. and R.J. O’Brien & Associates, LLC, a StoneX company, as its clearing brokers.

The amount of required margin and good faith deposits with the FCMs usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs at September 30, 2025 and December 31, 2024 was $3,935,058 and $3,649,470, respectively, which was 19.61% and 15.17% of the net asset value, respectively, and is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.

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

The monthly average number of futures contracts bought and sold was 3,288 and 3,079 for the three and nine months ended September 30, 2025, respectively and 3,871 and 5,054 for the three and nine months ended September 30, 2024, respectively. The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments at September 30, 2025 and December 31, 2024

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
Type of Contract	Condition Location	September 30, 2025	September 30, 2025	Fair Value

Agriculturals contracts	Net unrealized gain (loss) on open futures contracts	$163,246	$(7,553)	$155,693

Currencies contracts	Net unrealized gain (loss) on open futures contracts	141,260	(36,984)	104,276

Energy contracts	Net unrealized gain (loss) on open futures contracts	10,015	(127,572)	(117,557)

Interest rates contracts	Net unrealized gain (loss) on open futures contracts	128,976	(104,280)	24,696

Meats contracts	Net unrealized gain (loss) on open futures contracts	6,234	(5,549)	685

Metals contracts	Net unrealized gain (loss) on open futures contracts	915,151	(66,217)	848,934

Soft commodities contracts	Net unrealized gain (loss) on open futures contracts	32,913	(65,729)	(32,816)

Stock indices contracts	Net unrealized gain (loss) on open futures contracts	333,882	(18,492)	315,390

Total		$1,731,677	$(432,376)	$1,299,301

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
Type of Contract	Condition Location	December 31, 2024	December 31, 2024	Fair Value

Agriculturals contracts	Net unrealized gain (loss) on open futures contracts	$25,255	$(42,038)	$(16,783)

Currencies contracts	Net unrealized gain (loss) on open futures contracts	524,044	(36,955)	487,089

Energy contracts	Net unrealized gain (loss) on open futures contracts	56,754	(104,935)	(48,181)

Interest rates contracts	Net unrealized gain (loss) on open futures contracts	330,466	(199,333)	131,133

Meats contracts	Net unrealized gain (loss) on open futures contracts	56,347	(6,145)	50,202

Metals contracts	Net unrealized gain (loss) on open futures contracts	162,117	(141,299)	20,818

Soft commodities contracts	Net unrealized gain (loss) on open futures contracts	376,251	(16,713)	359,538

Stock indices contracts	Net unrealized gain (loss) on open futures contracts	37,620	(178,823)	(141,203)

Total		$1,568,854	$(726,241)	$842,613

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

		Three Months Ended		Nine Months Ended
Type of Contract	Line Item in Consolidated Statements of Operations	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Futures contracts
Agriculturals contracts	Net gains (losses) from futures trading	$75,910	$(116,920)	$60,378	$762,059
Currencies contracts	Net gains (losses) from futures trading	37,089	(601,579)	(370,506)	(78,977)
Energy contracts	Net gains (losses) from futures trading	(98,870)	(123,125)	(500,297)	(844,497)
Interest rates contracts	Net gains (losses) from futures trading	(225,465)	(38,962)	(1,023,545)	(417,095)
Meats contracts	Net gains (losses) from futures trading	231,311	(108,375)	377,062	(163,472)
Metals contracts	Net gains (losses) from futures trading	966,713	(391,537)	1,476,063	(1,131,867)
Soft commodities contracts	Net gains (losses) from futures trading	(230,477)	(25,674)	(255,319)	1,678,377
Stock indices contracts	Net gains (losses) from futures trading	1,191,606	(220,366)	1,226,044	934,254
Total futures contracts	Net gains (losses) from futures trading	$1,947,817	$(1,626,538)	$989,880	$738,782

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Line Item in Consolidated Statements of Operations	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net gains (losses) from futures trading
Realized	$949,672	$(2,604,511)	$533,192	$593,458
Change in unrealized	998,145	977,973	456,688	145,324
Total realized and change in unrealized net gains (losses) from futures trading	$1,947,817	$(1,626,538)	$989,880	$738,782

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition:

Offsetting of Derivative Assets

As of September 30, 2025

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$1,731,677	$(432,376)	$1,299,301

Offsetting of Derivative Liabilities

As of September 30, 2025

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$432,376	$(432,376)	$—

Derivative Assets and Liabilities and Collateral Received by Counterparty

As of September 30, 2025

		Gross Amounts Not Offset in the Consolidated
		Statements of Financial Condition
	Net Amount of
	Unrealized Gain/(Loss)
	Presented in
	the Consolidated
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Pledged	Net Amount

ADM Investor Services, Inc.	$290,606	$—	$—	$290,606
R.J. O'Brien & Associates, LLC, a StoneX company	1,008,695	—	—	1,008,695
Total	$1,299,301	$—	$—	$1,299,301

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest and dividend income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and nine months ended September 30, 2025 and 2024, are set forth in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total return – Class A Units	9.27%	(6.38)%	2.75%	(2.54)%
Total return – Class B Units	9.09%	(6.53)%	2.24%	(2.98)%
Total return – Legacy 1 Class Units	9.90%	(5.84)%	4.54%	(0.93)%
Total return – Legacy 2 Class Units	9.83%	(5.90)%	4.35%	(1.11)%
Total return – Global 1 Class Units	10.05%	(5.71)%	4.98%	(0.54)%
Total return – Global 2 Class Units	9.99%	(5.77)%	4.78%	(0.72)%

Grant Park’s total net asset value at September 30, 2025 was approximately $20.1 million, at December 31, 2024 was approximately $24.1 million, and at September 30, 2024 was approximately $26.4 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding securities, for the three and nine months ended September 30, 2025 and 2024.

	% Gain (Loss)		% Gain (Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Agriculturals	0.4%	(0.5)%	0.4%	2.3%
Currencies	0.2	(2.1)	(1.6)	(0.7)
Energy	(0.5)	(0.4)	(2.4)	(2.8)
Interest rates	(1.2)	(0.1)	(4.9)	(1.6)
Meats	1.2	(0.4)	1.9	(0.5)
Metals	4.9	(1.4)	7.3	(3.8)
Soft commodities	(1.2)	(0.1)	(1.4)	5.1
Stock indices	6.2	(0.8)	6.4	2.8

Total	10.0%	(5.8)%	5.7%	0.8%

Three months ended September 30, 2025 compared to three months ended September 30, 2024

For the three months ended September 30, 2025, Grant Park had a positive return of 9.3% for the Class A units, a positive return of 9.1% for the Class B units, a positive return of 9.9% for the Legacy 1 Class units, a positive return of 9.8% for the Legacy 2 Class units, a positive return of 10.1% for the Global 1 Class units, and a positive return of 10.0% for the Global 2 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 10.0% which were increased by gains of 0.8% from interest and dividend income. These trading gains were decreased by 1.4% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2024, Grant Park had a negative return of (6.4)% for the Class A units, a negative return of (6.5)% for the Class B units, a negative return of (5.8)% for the Legacy 1 Class units, a negative return of (5.9)% for the Legacy 2 Class units, a negative return of (5.7)% for the Global 1 Class units, and a negative return of (5.8)% for the Global 2 Class units. On a combined basis prior to expenses, Grant Park had trading losses of 5.8% which were decreased by gains of 0.2% from securities and 0.7% from interest and dividend income. These trading losses were increased by 1.3% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

For the nine months ended September 30, 2025, Grant Park had a positive return of 2.8% for the Class A units, a positive return of 2.2% for the Class B units, a positive return of 4.5% for the Legacy 1 Class units, a positive return of 4.4% for the Legacy 2 Class units, a positive return of 5.0% for the Global 1 Class units, and a positive return of 4.8% for the Global 2 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 5.7% which were increased by gains of 2.6% from interest and dividend income. These trading gains were decreased by 5.0% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2024, Grant Park had a negative return of (2.5)% for the Class A units, a negative return of (3.0)% for the Class B units, a negative return of (0.9)% for the Legacy 1 Class units, a negative return of (1.1)% for the Legacy 2 Class units, a negative return of (0.5)% for the Global 1 Class units, and a negative return of (0.7)% for the Global 2 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 0.8% which were increased by gains of 0.4% from securities and increased by gains of 1.7% from interest and dividend income. These trading gains were decreased by 5.0% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Nine months ended September 30, 2025

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

Key trading developments for Grant Park during the first nine months of 2025 included the following:

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

July. Grant Park recorded gains during the month. Class A units were up 1.54%, Class B units were up 1.48%, Legacy 1 Class units were up 1.73%, Legacy 2 Class units were up 1.71%, Global 1 Class units were up 1.78% and Global 2 Class units were up 1.76%. Grant Park’s July performance was positive. Performance in the stock indices sector was positive and was driven by positions in the FTSE, Nikkei, Nasdaq and FTSE China A50 indices. Gains in the agricultural markets were made in positions in live cattle, soybean meal, feeder cattle and soybean oil. The energies sector was positive due to positions in crude oil, natural gas and gasoline blendstock. In the interest-rate sector, negative performance was led by positions in the 3-month SOFR and 3-month SONIA contracts. Currencies sector performance was negative, led by positions in the British pound, Canadian dollar, euro and the U.S. dollar. Performance in the metals sector was negative and driven by positions in gold, copper and aluminum.

August. Grant Park recorded gains during the month. Class A units were up 1.47%, Class B units were up 1.41%, Legacy 1 Class units were up 1.66%, Legacy 2 Class units were up 1.64%, Global 1 Class units were up 1.71% and Global 2 Class units were up 1.69%. Grant Park’s August performance was positive. Performance in the stock indices sector was positive and was driven by positions in the FTSE China A50, Nikkei, S&P Canada and FTSE indices. Positive performance in the metals sector was driven by positions in gold and silver. The energies sector was negative due to positions in crude oil, heating oil and brent oil. Losses in the agricultural markets were due to positions in soybean meal, coffee, soybean oil, cocoa, soybeans and sugar. In the interest-rate sector, negative performance was led by positions in U.S. 10-year Treasury Notes, French government bonds, Italian government bonds and 3-month SONIA contracts. Currencies sector performance was flat.

September. Grant Park recorded gains during the month. Class A units were up 6.06%, Class B units were up 6.00%, Legacy 1 Class units were up 6.27%, Legacy 2 Class units were up 6.24%, Global 1 Class units were up 6.32% and Global 2 Class units were up 6.29%. Grant Park’s September performance was positive. Positive performance in the metals sector was driven by positions in gold and silver. Performance in the stock indices sector was positive and was driven by positions in the Nikkei, Nasdaq, MSCI Emerging Markets, FTSE Taiwan and Hang Seng indices. Currencies sector performance was positive and was driven by positions in the Mexican peso and New Zealand dollar. The energies sector was negative due to positions in crude oil, brent oil and natural gas. In the interest-rate sector, negative performance was led by positions in U.S. 10-year Treasury Notes, Ultra Treasury Bonds and the euribor. The agricultural markets were flat.

Nine months ended September 30, 2024

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of September 30, 2025 and December 31, 2024 and the trading gains/losses by market category for the nine months ended September 30, 2025 and the year ended December 31, 2024. All open position trading risk exposures of Grant Park, except for the securities, have been included in calculating the figures set forth below. As of September 30, 2025, Grant Park’s net asset value was approximately $20.1 million. As of December 31, 2024, Grant Park’s net asset value was approximately $24.1 million.

	September 30, 2025
Market Sector	Value at Risk*	Trading Gain/(Loss)

Stock indices	0.8%	6.4%
Metals	0.7	7.3
Agriculturals/soft commodities/meats	0.4	0.9
Energy	0.4	(2.4)
Interest rates	0.3	(4.9)
Currencies	0.2	(1.6)
Aggregate/Total	1.6%	5.7%

	December 31, 2024
Market Sector	Value at Risk*	Trading Gain/(Loss)

Currencies	0.5%	0.9%
Stock indices	0.5	1.8
Agriculturals/soft commodities/meats	0.3	9.4
Interest rates	0.3	(3.8)
Metals	0.3	(4.5)
Energy	0.1	(4.5)
Aggregate/Total	1.0%	(0.7)%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of September 30, 2025, by market sector.

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

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of September 30, 2025.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2024, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There are no Grant Park units authorized for issuance under equity compensation plans. There have been no sales of unregistered securities of Grant Park during the quarter ended September 30, 2025. In addition, Grant Park did not repurchase any units under a formal repurchase plan. All Grant Park unit redemptions were in the ordinary course of business during the quarter ended September 30, 2025. There have not been any purchases of units by Grant Park or any affiliated purchasers during the quarter ended September 30, 2025.

Item 6.  Exhibits

(a)Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: November 14, 2025	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)