Form 10-K
period 2025-12-31
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2026-03-31
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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
Units; Global Alternative Markets 1 Class Units; Global Alternative Markets 2 Class Units
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

The Registrant has no voting stock. As of February 28, 2026, there were 3,543.11 Class A Units, 11,762.40 Class B Units, 102.66 Legacy 1 Class Units, 274.18 Legacy 2 Class Units, 7,111.65 Global Alternative Markets 1 Class Units and 184.28 Global Alternative Markets 2 Class Units issued and outstanding.

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

GP 1, LLC (“GP 1”) GP 4, LLC (“GP 4”)GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”) GP 8, LLC (“GP 8”)

There were no assets allocated to GP 1 as of December 31, 2025 and December 31, 2024. GP 1 was closed in December 2025.

Through their respective Trading Companies, EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP (“Episteme”), Quantica Capital AG (“Quantica”) and Sterling Partners Quantitative Investments LLC (“Sterling”), (collectively, the “Advisors”), served as Grant Park’s commodity trading advisors at December 31, 2025. Each of the trading advisors that receives a direct allocation of assets from Grant Park is registered as a commodity trading advisor under the Commodity Exchange Act and is a member of the NFA. As of December 31, 2025, the general partner allocated between 1% to 35% of Grant Park’s net assets through the respective Trading Companies among its trading advisors EMC, Episteme, Quantica and Sterling. No more than 35% of Grant Park’s assets are allocated to any one Trading Company and, in turn, any one trading advisor or reference trader. The general partner may terminate or replace the trading advisors and/or enter into swap transactions related to the performance of reference traders or retain additional trading advisors in its sole discretion. Grant Park utilizes ADM Investor Services, Inc. and R.J. O’Brien & Associates, LLC, a StoneX company, as its clearing brokers. The general partner may retain additional or substitute clearing brokers for Grant Park in its sole discretion.

As of December 31, 2025, Grant Park had a net asset value of approximately $19.5 million and 907 limited partners. As of the close of business on December 31, 2025, the net asset value per unit of the Class A units was $949.81, the net asset value per unit of the Class B units was $739.83, the net asset value per unit of the Legacy 1 Class units was $905.69, the net asset value per unit of the Legacy 2 Class units was $867.21, the net asset value per unit of the Global 1 Class units was $939.39 and the net asset value per unit of the Global 2 Class units was $903.49. The GP Class was established December 31, 2022 as a non-earning equity general partner class for accounting purposes only and closed on December 17, 2024 (see Note 5 to the consolidated financial statements).

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

Grant Park’s performance, trading activities, operating results, financial condition and net asset value could be negatively impacted by a number of risks and uncertainties, including, but not limited to those outlined below, which the general partner considers the most significant risks that may affect the value of an investment in Grant Park. Investors should also refer to the other information included in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Grant Park’s consolidated financial statements and related notes for the year ended December 31, 2025, as well as information incorporated by reference herein, for further information regarding Grant Park.

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

Commodity interest markets and contracts are highly volatile and are subject to rapid and substantial fluctuations that may frequently occur. Consequently, investors could lose all or substantially all of their investment in Grant Park if Grant Park’s trading positions are or become unprofitable. The profitability of Grant Park depends primarily on the ability of Grant Park’s trading advisors or reference traders to forecast these fluctuations accurately. Price movements for commodity interests are influenced by, among other things:

●	changes in interest rates;
●	governmental, agricultural, trade, fiscal, monetary and exchange control programs and policies, including trade barriers such as tariffs and other forms of trade controls;

●	disruptions and uncertainty in connection with global events including Russia’s invasion of the Ukraine, the Israel-Hamas war, threatened and ongoing hostilities and military action between the U.S. and Iran and potential destabilization in the Middle East as a result, and large-scale diseases or illnesses;
●	weather and climate conditions;
●	changes in supply and demand, including the global supply chain;
●	money supply policies, liquidity and access to capital;
●	global or regional price inflation, including within supply chains, and governmental efforts to curb inflation;
●	changes in balances of payments and trade, including the effects of tariffs and other similar efforts and the results and reactions thereto;
●	U.S. and international rates of inflation or deflation;
●	exchange rates, currency valuations, devaluations and revaluations;
●	U.S. and international political and economic events and uncertainty; and
●	changes in investor expectations and emotions of market participants.

The trading advisors’ and reference traders’ trading methods (regardless of the nature of the method) may not take into account each of these factors except if or to the extent they may be reflected in the technical data analyzed by the trading advisors or reference traders.

In addition, governments from time to time intervene, directly and by regulation, in certain markets, often with the objective to influence prices. The effects of governmental intervention, including trade barriers such as tariffs and other forms of trade controls, may be particularly significant at certain times in the financial and currency markets, and this intervention may cause these markets to move rapidly.

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

Trading on international markets increases the risk that events or circumstances that disrupt such markets may have a materially adverse effect on Grant Park’s business or operations or the value of positions held by Grant Park. Such events or circumstances may include, but are not limited to, inflation or deflation, currency devaluation, interest rate changes, exchange rate fluctuations, changes in government policies, including trade barriers such as tariffs and other forms of trade controls, natural disasters, pandemics or other extraordinary events, armed conflicts, global or regional supply chain interruptions, political or social instability or other unforeseen developments that cannot be quantified.

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

Russian-Ukraine War, Israel-Hamas War and Other International Conflicts.

In February 2022, Russia mobilized and commenced military operations in Ukraine resulting in a large-scale conflict within the country and the surrounding border regions. The war is ongoing. The effects, scale, and impact of this conflict on Ukraine, Russia and other countries continues to be highly uncertain and cannot be predicted. The United States and other global leaders have imposed economic sanctions against Russia, and it is unclear whether further sanctions and/or additional military responses will be implemented. Effects on the global economy and trading markets resulting from the military operations and economic sanctions connected to the Russia-Ukraine conflict continue, and remains uncertain and impossible to predict. Although Grant Park does not currently and does not intend to invest in properties or securities located in Russia, Ukraine, or surrounding regions, these events could negatively affect the value and liquidity of Grant Park’s investments due to the interconnected nature of the global economy and capital markets.

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

Grant Park may be affected by trade controls.

The U.S. government recently established and increased tariffs on the importation of certain goods originating from a number of countries around the world. The economic impact of these tariffs, and potential future tariff and other trade-related actions, is still unknown. The imposition of tariffs, and judicial decisions, including an opinion from the U.S. Supreme Court on February 20, 2026 that certain tariffs are not authorized by law, may result in uncertainty, market volatility, supply chain disruption, and increased costs. Such factors may negatively impact Grant Park’s performance. Accordingly, there can be no assurances that any tariffs or other trade controls or barriers imposed or abated will not have an adverse effect on Grant Park.

Grant Park may be affected by the cessation of USD LIBOR and use of alternative rates.

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

The cessation of USD LIBOR potentially impacts any remaining contracts still referencing USD LIBOR after September 30, 2024. Many contracts have fallback provisions, which typically dictate how interest rates will be calculated in the absence of LIBOR; however, these provisions are not usually intended for long-term use. In most cases, the cessation of USD LIBOR will require documentation to be amended or replaced to switch to SOFR or another alternative rate. There may be challenges for Grant Park to enter into hedging transactions against instruments based on SOFR or another alternative rate until or unless a market for such hedging transactions develops. Any of the above factors, and uncertainty relating to the use and calculation of SOFR and other alternative reference rates and their potential or actual discontinuance, may potentially adversely affect Grant Park’s performance or net asset value.

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

There has been a dramatic increase over the past 40 years in the amount of assets managed by systematic and technical trading systems like that of the trading advisors and reference traders. Assets in managed futures, for example, have grown from approximately $300 million in 1980 to over $356 billion in September 2025 according to BarclayHedge. This results in increased trading competition among a larger number of market participants for transactions at favorable prices, which could operate to the detriment of Grant Park by preventing Grant Park from affecting transactions at desired prices. It may become more difficult for Grant Park to implement its trading strategies if other commodity trading advisors or reference traders using technical systems are, at the same time, also attempting to initiate or liquidate commodity interest positions.

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

The final rule became effective on March 15, 2021. The final rule’s compliance date for speculative position limits on 16 non-legacy core futures contracts and on certain exchange-set speculative position limits was January 1, 2022. The compliance date for economically equivalent swaps as defined under the final rule and for eliminating certain previous risk management exemptions to position limits was January 1, 2023. On July 18, 2025, the CFTC extended prior relief from certain position aggregation requirements under the final rule and CFTC Reg. 150.4 until the later of the applicable effective date or compliance date of a rulemaking approved by the CFTC addressing the aggregation and notice filing obligations.

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

Entities owned in part by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of Grant Park, Mr. Abdullah Mohammed Al Rayes, who is a principal of the general partner, Mr. Patrick Meehan, the chief operating officer of the general partner and Mr. Fernando Benitez, executive vice president, product management of the general partner, hold a minority ownership interest in EMC Capital Advisors, LLC (“EMC”). Effective as of October 1, 2013, EMC Capital Management, Inc., one of Grant Park’s commodity trading advisors from January 1989 until September 2013, assigned its obligations, rights and interests to EMC, including the trading agreement under which it had previously traded on behalf of Grant Park and, accordingly, EMC became one of Grant Park’s commodity trading advisors.

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

There is no established trading market for any of Grant Park’s units. All units may be transferred or redeemed subject to the conditions imposed by Grant Park’s Third Amended and Restated Limited Partnership Agreement (the “Partnership Agreement”). As of February 28, 2026 there were 15 Class A unit holders, 584 Class B unit holders, seven Legacy 1 Class unit holders, six Legacy 2 Class unit holders, 269 Global 1 Class unit holders and seven Global 2 Class unit holders, and 3,543.11 Class A units, 11,762.40 Class B units, 102.66 Legacy 1 Class units, 274.18 Legacy 2 Class units, 7,111.65 Global 1 Class units and 184.28 Global 2 Class units outstanding. The GP Class was established December 31, 2022 as a non-earning equity general partner class for accounting purposes only and closed on December 17, 2024.

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

Issuer Purchases of Equity Securities

There are no Grant Park units authorized for issuance under any equity compensation plans. There have been no sales of unregistered securities of Grant Park during the quarter ended December 31, 2025. In addition, Grant Park did not repurchase any units under a formal repurchase plan. All Grant Park unit redemptions were in the ordinary course of business during the quarter ended December 31, 2025. There have not been any purchases of units by Grant Park or any affiliated purchasers during the quarter ended December 31, 2025.

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

Results of Operations

The results of operations for the year ended December 31, 2023 are not included in this filing but can be found in Grant Park’s 2023 Annual Report on Form 10-K in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Grant Park’s returns, which are Grant Park’s trading gains plus interest and dividend income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the years ended December 31, 2025 and 2024 are set forth in the table below:

	2025	2024

Total return – Class A Units	7.66%	(4.92)%
Total return – Class B Units	6.96%	(5.50)%
Total return – Legacy 1 Class Units	10.18%	(2.80)%
Total return – Legacy 2 Class Units	9.90%	(3.03)%
Total return – Global 1 Class Units	10.79%	(2.27)%
Total return – Global 2 Class Units	10.51%	(2.52)%

Grant Park’s total net asset value at December 31, 2025 and 2024 was $19.5 million and $24.1 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

Year ended December 31, 2025

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

October. Grant Park recorded gains during the month. Class A units up 3.59%, Class B units were up 3.53%, Legacy 1 Class units were up 3.79%, Legacy 2 Class units were up 3.77%, Global 1 Class units were up 3.84% and Global 2 Class units up 3.82%. Grant Park’s October performance was positive. Positive performance in the metals sector was driven by positions in gold, aluminum and silver. Performance in the stock indices sector was positive and was driven by positions in the Nikkei and the FTSE Taiwan indices. The agricultural markets were positive, led by positions in sugar and soybeans. The energies sector was negative due to positions in gas oil, natural gas and crude oil. In the interest-rate sector, negative performance was led by positions in U.K. gilts and Japanese government bonds. The currencies sector performance was flat.

November. Grant Park recorded losses during the month. Class A units were down 1.50%, Class B units were down 1.56%, Legacy 1 Class units were down 1.31%, Legacy 2 Class units were down 1.33%, Global 1 Class units were down 1.27% and Global 2 Class units were down 1.29%. Grant Park’s November performance was negative. Performance in the stock indices sector was negative and was driven by positions in the Nasdaq, Nikkei, FTSE Taiwan and FTSE China A50 indices. The energies sector was negative due to positions in gasoline blendstock, heating oil and natural gas. The agricultural markets were negative, led by positions in sugar and soybean oil. Positive performance in the metals sector was driven by positions in silver and gold. Currencies sector performance was positive and was driven by positions in the Mexican peso and Japanese yen. The interest-rate sector was flat.

December. Grant Park recorded gains during the month. Class A units were up 2.69%, Class B units were up 2.64%, Legacy 1 Class units were up 2.89%, Legacy 2 Class units were up 2.87%, Global 1 Class units were up 2.94% and Global 2 Class units were up 2.92%. Grant Park’s December performance was positive. Positive performance in the metals sector was driven by positions in silver, copper, aluminum and gold. Currencies sector performance was positive and was driven by positions in the Mexican peso, British pound and Chinese yuan. Performance in the stock indices sector was positive and was driven by positions in the FTSE Taiwan and FTSE indices. The interest-rate sector was positive due to positions in Japanese government bonds, U.S. 10-year treasury notes and Australian 3-year bonds. The agricultural markets were negative, led by positions in soybeans and cocoa. The energies sector was negative due to positions in gasoline blendstock and heating oil.

For the year ended December 31, 2025, Grant Park had a positive return of 7.7% for the Class A units, a positive return of 7.0% for the Class B units, a positive return of 10.2% for the Legacy 1 Class units, a positive return of 9.9% for the Legacy 2 Class units, a positive return of 10.8% for the Global 1 Class units and a positive return of 10.5% for the Global 2 Class units. On a combined basis prior to expenses, Grant Park had trading gains of approximately 12.2%, which were increased by approximately 3.4% from interest and dividend income. These trading gains were decreased by approximately 7.1% in combined total brokerage fees, performance fees and operating and offering costs borne by Grant Park. An analysis of the 12.2% trading gains by sector, excluding securities, is as follows:

% Gain (Loss)

Agriculturals	(0.4)%
Currencies	(0.7)
Energy	(4.3)
Interest rates	(4.9)
Meats	1.3
Metals	14.3
Soft commodities	(0.7)
Stock indices	7.6

Total	12.2%

Year ended December 31, 2024

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

The following quantitative and qualitative disclosures regarding Grant Park’s market risk exposures contain forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative and qualitative disclosures in this section are deemed to be forward-looking statements, except for statements of historical fact and descriptions of how Grant Park manages its risk exposure. Grant Park’s primary market risk exposures, as well as the strategies used and to be used by its trading advisors for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of Grant Park’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of Grant Park. Grant Park’s current market exposure and/or risk management strategies may not be effective in either the short-or long-term and may change materially. See Part I. – Item 1A. – “Risk Factors”.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of December 31, 2025 and 2024 and the trading gains/losses by market category for the years ended December 31, 2025 and 2024. All open position trading risk exposures of Grant Park, except for securities, have been included in calculating the figures set forth below. As of December 31, 2025, Grant Park’s net asset value was approximately $19.5 million. As of December 31, 2024, Grant Park’s net asset value was approximately $24.1 million.

	December 31, 2025
Market Sector	Value at Risk*	Trading Gain/(Loss)

Metals	0.7%	14.3%
Stock indices	0.5	7.6
Agriculturals/soft commodities/meats	0.4	0.2
Currencies	0.3	(0.7)
Interest rates	0.2	(4.9)
Energy	0.1	(4.3)
Aggregate/Total	1.2%	12.2%

	December 31, 2024
Market Sector	Value at Risk*	Trading Gain/(Loss)

Currencies	0.5%	0.9%
Stock indices	0.5	1.8
Agriculturals/soft commodities/meats	0.3	9.4
Interest rates	0.3	(3.8)
Metals	0.3	(4.5)
Energy	0.1	(4.5)
Aggregate/Total	1.0%	(0.7)%

* The VaR for a market sector represents the one day risk of loss for the aggregate exposure for that particular sector. The aggregate VaR represents the VaR of Grant Park’s open positions across all market sectors excluding securities and is less than the sum of the VaR of the individual market sectors due to the diversification benefit across all market sectors combined.

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of December 31, 2025, by market sector.

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

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of December 31, 2025.

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

Under the supervision and with the participation of the general partner’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of Grant Park’s internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, the general partner concluded that Grant Park’s internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the fourth quarter ended December 31, 2025, none of the general partner’s officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

Mr. Kavanagh, president of Dearborn Capital Management, L.L.C., 70, has been responsible for overseeing all operations and activities of the general partner since its formation. Commencing in October 1998, Mr. Kavanagh also became president, a principal and an associated person of Dearborn Capital Brokers Ltd., an independent introducing broker. From 1983 to 2003, Mr. Kavanagh was a member in good standing of the Chicago Board of Trade. Between 1983 and October 1998, Mr. Kavanagh served as an institutional salesman in the financial futures area on behalf of Refco and Conti Commodity Services, Inc., which was acquired by Refco in 1984. His clients included large hedge funds and financial institutions. Between October 1998 and October 2011, Mr. Kavanagh performed introducing brokerage services from time to time for MF Global Inc., a former futures commission merchant, through Dearborn Capital Brokers. He has also been an owner since May 2012 of a greater than 10% interest in an unregistered proprietary trading firm and has provided occasional consulting services to this firm since May 2012. Neither Dearborn Capital Brokers nor Mr. Kavanagh provides brokerage services to Grant Park’s trading account. In the past, from time to time Mr. Kavanagh has provided brokerage services to Financial Consortium International LLC, a registered introducing broker, commodity pool operator and broker-dealer, since October 1999. In 1980, Mr. Kavanagh received an MBA from the University of Notre Dame, and in 1978 graduated with a B.S. in business administration from John Carroll University.

Mr. Meehan, chief operating officer of the general partner, 70, is primarily responsible for the day to day operations of the general partner. Mr. Meehan became listed as a principal of the general partner effective January 2009. Prior to joining the general partner in April 2008, Mr. Meehan was a member of the senior executive team at Houghton Mifflin Company in Boston, MA, beginning in March 1999. His assignments focused on leading technology and operational organizations and included a three year assignment as the President of the business unit that was the largest provider of professional testing and licensure services to state regulatory agencies in the United States. He also served as the Chief Information/Technology Officer of the company for three years, responsible for directing an annual technology portfolio in excess of $100 million. Mr. Meehan began his career as a commissioned officer in the United States Marine Corps, retiring after 20 years in the grade of Lieutenant Colonel. He received B.A. degree from John Carroll University and an MBA from Webster University.

Ms. O’Rourke, chief financial officer of the general partner, 60, is responsible for financial reporting and compliance issues. Prior to joining the general partner in May 2003, Ms. O’Rourke was employed as assistant vice president at MetLife Investors Life Insurance Company from 1992 to September 2001. Before that, Ms. O’Rourke was employed as a tax senior at KPMG LLP (formerly KPMG Peat Marwick LLP) from 1987 to 1991. Ms. O’Rourke is a certified public accountant. She received a B.B.A. in accounting from the University of Notre Dame in 1987 and received a M.S. in Taxation from DePaul University in 1996.

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

Delinquent Section 16(a) Reports

Section 16 of the Securities Exchange Act of 1934, as amended, requires an issuer’s directors and certain executive officers and certain other beneficial owners of the issuer’s equity securities to periodically file notices of changes in their beneficial ownership with the SEC. Grant Park does not have any directors or officers. However, the officers of Grant Park’s general partner, as well as the general partner itself, file such notices regarding their beneficial ownership in Grant Park, if any. Grant Park believes that for 2025, all required filings were timely filed by each of these persons.

ITEM 11.	EXECUTIVE COMPENSATION

Grant Park has no directors or officers. Its affairs are managed by Dearborn Capital Management, L.L.C., its general partner, which receives compensation for its services from Grant Park, as follows:

Class A units pay the general partner a monthly brokerage charge equal to a rate of 0.583%, a rate of 7.00% annually, of Class A’s month end net assets. Class B units pay the general partner a monthly brokerage charge equal to a rate of 0.6208%, a rate of 7.45% annually, of Class B’s month-end net assets. Legacy 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3750%, a rate of 4.50% annually, of Legacy 1’s month-end net assets. Legacy 2 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3958%, a rate of 4.75% annually, of Legacy 2’s month-end net assets. Global 1 Class units pay the general partner a monthly brokerage charge equal to a rate of 0.3292%, a rate of 3.95% annually, of Global 2’s month-end net assets. Global 2 units pay the general partner a monthly brokerage charge equal to a rate of 0.3500%, a rate of 4.20% annually, of Global 2’s month-end net assets. The brokerage charge reimbursement paid to the general partner amounted to $1,265,219 for the year ended December 31, 2025 and $1,791,840 for the year ended December 31, 2024.

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

Additionally, all expenses incurred in connection with the organization and the initial and ongoing public offering of Grant Park interests are paid by the general partner and are reimbursed to the general partner by Grant Park. Class A units bear organization and offering expenses at a monthly rate of 0.0083%, a rate of 0.10% annually, of the adjusted net assets of the Class A units, calculated and payable monthly on the basis of month-end adjusted net assets. Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and, Class B units bear these expenses at a monthly rate of 0.025%, a rate of 0.30% annually, of the adjusted net assets of the Legacy 1 Class, Legacy 2 Class, Global 1 Class, Global 2 Class and Class B units, respectively, calculated and payable monthly on the basis of month-end adjusted net assets.

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

Operating expenses of Grant Park are paid for by the general partner and reimbursed by Grant Park. Each of the Class A, Class B, Legacy 1, Legacy 2, Global 1 and Global 2 units bear monthly operating expenses at a rate of 0.02083%, a rate of 0.25% annually, of the average month-end net assets of each respective Class. This reimbursement is made monthly.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Grant Park has no officers or directors. Its affairs are managed by its general partner, Dearborn Capital Management, L.L.C. Set forth in the table below is information regarding the beneficial ownership of the general partner and the officers of the general partner in Grant Park as of February 28, 2026.

				Number of		Number of		Number of		Number of
	Number of		Number of	Legacy 1		Legacy 2		Global 1		Global 2
	Class A		Class B	Class		Class		Class		Class		Number of
	Limited		Limited	Limited		Limited		Limited		Limited		General
	Partnership		Partnership	Partnership		Partnership		Partnership		Partnership		Partnership
Name	Units		Units	Units		Units		Units		Units		Units
Dearborn Capital
Management, LLC	112.320		-	-		120.269		-		-		25.843
David M. Kavanagh	112.320	(1)	-	-	(1)	120.269	(1)	-	(1)	-	(1)	25.843	(1)
Patrick J. Meehan	-		-	-		-		-		-
Maureen O’Rourke	-		-	41.067		-		41.359		-

			Percentage of	Percentage of	Percentage of	Percentage of
	Percentage of	Percentage of	Outstanding	Outstanding	Outstanding	Outstanding
	Outstanding	Outstanding	Legacy 1	Legacy 2	Global 1	Global 2
	Class A	Class B	Class	Class	Class	Class	Percentage of
	Limited	Limited	Limited	Limited	Limited	Limited	General
	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership	Partnership
Name	Units	Units	Units	Units	Units	Units	Units
Dearborn Capital
Management, LLC	3.18%	-	-	46.11%	-	-	100.00%
David M. Kavanagh	3.18%	-	-	46.11%	-	-	100.00%
Patrick J. Meehan	-	-	-	-	-	-	-
Maureen O’Rourke	-	-	40.00%	-	0.58%	-	-
(1)	Represents units directly held by Dearborn Capital Management, L.L.C., the general partner of Grant Park. The manager of Dearborn Capital Management, L.L.C. is Mr. Kavanagh.

Grant Park has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Pursuant to the advisory contract EMC Capital Management, Inc. entered into with Grant Park, the general partner and the respective trading company in 2009, which was assigned to EMC Capital Advisors, LLC in October 2013, the general partner, on behalf of Grant Park, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period. For the year ended December 31, 2025, EMC was paid approximately $55,900 in consulting fees and no incentive fees. All allocations to Grant Park’s trading advisors, including EMC, are reviewed and approved by the general partner and all fees are paid to Grant Park’s trading advisors in accordance with each advisory contract by and among Grant Park, the general partner, the respective trading company and such trading advisor.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to Grant Park for professional audit services provided by Cohen & Company, Ltd., Grant Park’s independent registered public accountant, for the audit of Grant Park’s annual financial statements for the years ended December 31, 2025 and 2024, and fees billed for other professional services rendered by Cohen & Company, Ltd. and Cohen & Co Advisory, LLC, an affiliate of Cohen & Company, Ltd. during those years.

Fee Category	2025	2024
Audit Fees(1)	$100,000	$100,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	8,000	7,000
All Other Fees	—	—
Total Fees	$108,000	$107,000
(1)	Audit fees consist of fees for professional services rendered for the audit of Grant Park’s financial statements and review of financial statements included in Grant Park’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for professional services rendered related to the audit of Grant Park’s financial statements that are not reported under “Audit Fees” and consultation on accounting standards or transactions.
(3)	Tax fees consist of compliance fees for the review of original tax returns. These services are completed by Cohen & Co Advisory, LLC, an affiliate of Cohen & Company, Ltd.

The Audit Committee of Grant Park’s general partner, Dearborn Capital Management, L.L.C., pre-approves all audit and permitted non-audit services of Grant Park’s independent accountants, including all engagement fees and terms. The Audit Committee of the general partner approved all the services provided by Cohen & Company, Ltd. and Cohen & Co Advisory, LLC during 2025 and 2024 to Grant Park described above. The Audit Committee and Grant Park have determined that the payments and nature of services made to Cohen & Company, Ltd. and Cohen & Co Advisory, LLC for these services during 2025 and 2024, respectively are compatible with maintaining that firm’s independence.

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

101.1

The following financial statements from Grant Park’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

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

Grant Park Futures Fund Limited Partnership

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Grant Park Futures Fund Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedules of investments, of Grant Park Futures Fund Limited Partnership (the “Partnership”) as of December 31, 2025 and 2024, the related consolidated statements of operations and changes in partners’ capital (net asset value) for each of the three years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, the results of its operations and changes in partners’ capital for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ COHEN & COMPANY, LTD.

Milwaukee, Wisconsin

March 31, 2026

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

December 31, 2025 and 2024

	December 31,	December 31,
	2025	2024
Assets
Equity in brokers' trading accounts:
Cash	$3,141,113	$3,649,470
Net unrealized gain on open futures contracts (see Note 11)	1,140,743	875,848
Net unrealized loss on open futures contracts (see Note 11)	—	(33,235)
Total equity in brokers' trading accounts	4,281,856	4,492,083
Cash and cash equivalents	9,296,126	18,518,343
Securities owned, at fair value (cost $8,463,284 and $1,600,000, respectively)	8,465,785	1,601,943
Interest receivable, net	—	3,976
Total assets	$22,043,767	$24,616,345
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$94,086	$121,399
Organization and offering costs payable	4,388	5,612
Accrued operating expenses	4,126	5,127
Redemptions payable to limited partners	189,362	427,333
Securities purchased payable	2,230,144	—
Total liabilities	2,522,106	559,471
Partners' Capital (Net Asset Value)
General Partner
Class A (124.80 and 231.29 units outstanding at December 31, 2025 and December 31, 2024, respectively)	118,541	204,059
Legacy 2 Class (133.63 and 250.67 units outstanding at December 31, 2025 and December 31, 2024, respectively)	115,887	197,804

Limited Partners
Class A (3,418.31 and 3,423.64 units outstanding at December 31, 2025 and December 31, 2024, respectively)	3,246,751	3,020,494
Class B (11,960.39 and 17,095.89 units outstanding at December 31, 2025 and December 31, 2024, respectively)	8,848,706	11,825,466
Legacy 1 Class (102.66 and 427.56 units outstanding at December 31, 2025 and December 31, 2024, respectively)	92,975	351,477
Legacy 2 Class (140.55 units outstanding at both December 31, 2025 and December 31, 2024)	121,882	110,903
Global 1 Class (7,249.88 and 9,542.72 units outstanding at December 31, 2025 and December 31, 2024, respectively)	6,810,425	8,091,605
Global 2 Class (184.28 and 311.98 units outstanding at December 31, 2025 and December 31, 2024, respectively)	166,494	255,066
Total partners' capital (net asset value)	19,521,661	24,056,874
Total liabilities and partners' capital (net asset value)	$22,043,767	$24,616,345

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2025

Futures Contracts

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(13,095)	(0.07)%	$100,092	0.52%	$86,997	0.45%
Currencies	83,597	0.43%	59,480	0.30%	143,077	0.73%
Energy	(55,364)	(0.28)%	29,772	0.15%	(25,592)	(0.13)%
Interest rates	(17,829)	(0.09)%	48,150	0.25%	30,321	0.16%
Meats	1,888	0.01%	—	—%	1,888	0.01%
Metals	379,251	1.94%	4,315	0.02%	383,566	1.96%
Soft commodities	(285)	—%	73,328	0.38%	73,043	0.37%
Stock indices	(10,691)	(0.06)%	11,555	0.06%	864	—%
Total U.S. Futures Positions	367,472		326,692		694,164

Foreign Futures Positions:
Agriculturals	—	—%	1,488	0.01%	1,488	0.01%
Currencies	916	—%	27,840	0.14%	28,756	0.15%
Energy	2,911	0.02%	47,210	0.24%	50,121	0.26%
Interest rates	(16,741)	(0.09)%	88,183	0.45%	71,442	0.36%
Metals	311,501	1.60%	(129,987)	(0.67)%	181,514	0.93%
Soft commodities	—	—%	(11,460)	(0.06)%	(11,460)	(0.06)%
Stock indices	124,718	0.64%	—	—%	124,718	0.64%
Total Foreign Futures Positions	423,305		23,274		446,579
Total Futures Contracts	$790,777	4.05%	$349,966	1.79%	$1,140,743	5.84%
*	No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The condensed schedule of investments by unit class is presented in Note 7.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2025

Securities owned

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,500,000	1/2/2026	U.S. Treasury bill, 3.9%	$2,499,762	12.81%
2,000,000	2/12/2026	U.S. Treasury bill, 3.8%	1,991,823	10.20%
2,000,000	3/5/2026	U.S. Treasury bill, 3.7%	1,987,789	10.18%
2,000,000	3/12/2026	U.S. Treasury bill, 3.7%	1,986,411	10.18%
		Total U.S. Treasury bills (cost $8,463,284)	$8,465,785	43.37%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $8,463,284)	$8,465,785	43.37%

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

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Net trading gains (losses)
Net gains (losses) from futures trading
Realized	$1,842,535	$350,205	$759,456
Change in unrealized	298,130	(43,088)	(341,371)
Commissions	(206,918)	(390,405)	(527,222)
Net gains (losses) from futures trading	1,933,747	(83,288)	(109,137)

Net gains (losses) from securities
Realized	397	13,998	(1,044,063)
Change in unrealized	(2,664)	443,039	1,753,103
Net gains (losses) from securities	(2,267)	457,037	709,040

Net trading gains (losses)	1,931,480	373,749	599,903

Net investment income (loss)
Income
Interest and dividend income, net	685,251	721,444	508,349
Expenses from operations
Brokerage charge	1,058,301	1,401,435	1,674,773
Incentive fees	—	146,848	222,407
Organizational and offering costs	56,005	80,145	98,178
Operating expenses	51,986	72,568	87,870
Total expenses	1,166,292	1,700,996	2,083,228
Net investment loss	(481,041)	(979,552)	(1,574,879)
Net income (loss)	$1,450,439	$(605,803)	$(974,976)

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2025, 2024 and 2023

	Class A Units			Class B Units
	2025	2024	2023	2025	2024	2023
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$67.56	$(45.64)	$(46.18)	$48.12	$(40.30)	$(41.13)

Weighted average number of units outstanding	3,628.72	3,666.69	3,759.73	14,114.65	20,181.06	25,895.62

	Legacy 1 Class Units			Legacy 2 Class Units
	2025	2024	2023	2025	2024	2023
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$83.64	$(23.66)	$(22.51)	$78.12	$(24.66)	$(23.71)

Weighted average number of units outstanding	336.47	427.56	427.56	364.21	391.22	391.22

	Global 1 Class Units			Global 2 Class Units
	2025	2024	2023	2025	2024	2023
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$91.45	$(19.72)	$(18.31)	$85.91	$(21.12)	$(19.79)

Weighted average number of units outstanding	8,151.95	10,321.89	11,862.29	279.43	332.87	348.72

	GP Class *
	2025	2024	2023
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$—	$—	$—

Weighted average number of units outstanding	—	—	—

*See Note 5 regarding the GP Class.

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
Years Ended December 31, 2025, 2024 and 2023

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount
Partners’ capital,
December 31, 2022	231.29	$225,297	3,537.47	$3,445,730	—	$—	28,287.24	$21,870,064	—	$—	427.56	$371,216	250.67	$209,927	140.55	$117,701
Net increase (decrease) from payments by General Partner (see Note 5)	—	1,613	—	24,602	—	—	—	148,893	—	—	—	2,667	—	1,506	—	845
Redemptions	—	—	(82.35)	(77,021)	—	—	(4,595.72)	(3,457,823)	—	—	—	—	—	—	—	—
Net income (loss)	—	(12,293)	—	(187,334)	—	—	—	(1,218,769)	—	—	—	(12,291)	—	(7,448)	—	(4,176)
Partners’ capital,
December 31, 2023	231.29	$214,617	3,455.12	$3,205,977	—	$—	23,691.52	$17,342,365	—	$—	427.56	$361,592	250.67	$203,985	140.55	$114,370
Net increase (decrease) from payments by General Partner (see Note 5)	—	413	—	6,143	—	—	—	29,749	—	—	—	700	—	396	—	221
Redemptions	—	—	(31.48)	(31,380)	—	—	(6,595.63)	(4,901,836)	—	—	—	—	—	—	—	—
Net income (loss)	—	(10,971)	—	(160,246)	—	—	—	(644,812)	—	—	—	(10,815)	—	(6,577)	—	(3,688)
Partners’ capital,
December 31, 2024	231.29	$204,059	3,423.64	$3,020,494	—	$—	17,095.89	$11,825,466	—	$—	427.56	$351,477	250.67	$197,804	140.55	$110,903
Redemptions	(106.49)	(100,000)	(5.33)	(4,829)	—	—	(5,135.50)	(3,463,961)	—	—	(324.90)	(283,220)	(117.04)	(100,000)	—	—
Net income (loss)	—	14,482	—	231,086	—	—	—	487,201	—	—	—	24,718	—	18,083	—	10,979
Partners’ capital,
December 31, 2025	124.80	$118,541	3,418.31	$3,246,751	—	$—	11,960.39	$8,848,706	—	$—	102.66	$92,975	133.63	$115,887	140.55	$121,882

Net asset value per General Partner and Limited Partner unit at December 31, 2023		$927.89				$732.01				$845.71				$813.75

Net asset value per General Partner and Limited Partner unit at December 31, 2024		$882.25				$691.71				$822.05				$789.09

Net asset value per General Partner and Limited Partner unit at December 31, 2025		$949.81				$739.83				$905.69				$867.21

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2025, 2024 and 2023 (continued)

	Global 1 Class				Global 2 Class				GP Class *
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner
	Number		Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2022	—	$—	12,307.53	$10,904,093	—	$—	356.02	$305,639	—	$—	$37,449,667
Net increase (decrease) from payments by General Partner (see Note 5)	—	—	—	77,330	—	—	—	2,151	—	(102,807)	156,800
Redemptions	—	—	(1,086.61)	(965,523)	—	—	(10.53)	(8,956)	—	(66,014)	(4,575,337)
Net income (loss)	—	—	—	(279,969)	—	—	—	(9,073)	—	756,377	(974,976)
Partners’ capital,
December 31, 2023	—	$—	11,220.92	$9,735,931	—	$—	345.49	$289,761	—	$587,556	$32,056,154
Net increase (decrease) from payments by General Partner (see Note 5)	—	—	—	17,886	—	—	—	551	—	(56,059)	—
Redemptions	—	—	(1,678.20)	(1,507,793)	—	—	(33.51)	(27,348)	—	(925,120)	(7,393,477)
Net income (loss)	—	—	—	(154,419)	—	—	—	(7,898)	—	393,623	(605,803)
Partners’ capital,
December 31, 2024	—	$—	9,542.72	$8,091,605	—	$—	311.98	$255,066	—	$—	$24,056,874
Redemptions	—	—	(2,292.84)	(1,921,037)	—	—	(127.70)	(112,605)	—	—	(5,985,652)
Net income (loss)	—	—	—	639,857	—	—	—	24,033	—	—	1,450,439
Partners’ capital,
December 31, 2025	—	$—	7,249.88	$6,810,425	—	$—	184.28	$166,494	—	$—	$19,521,661

Net asset value per General Partner and Limited Partner unit at December 31, 2023		$867.66				$838.70

Net asset value per General Partner and Limited Partner unit at December 31, 2024		$847.94				$817.58

Net asset value per General Partner and Limited Partner unit at December 31, 2025		$939.39				$903.49

* See Note 5 regarding the General Partner contribution and GP Class.

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

GP 1, LLC (“GP 1”)   GP 4, LLC (“GP 4”)   GP 18, LLC (“GP 18”)

GP 3, LLC (“GP 3”)   GP 8, LLC (“GP 8”)

There were no assets allocated to GP 1 as of December 31, 2025 and December 31, 2024. GP 1 was closed in December 2025.

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

Classes of interests: The Partnership has six classes of limited partner interests (each, a “Class” and collectively, the “Interests”), Class A, Class B, Legacy 1 Class, Legacy 2 Class, Global Alternative Markets 1 (“Global 1”) Class and Global Alternative Markets 2 (“Global 2”) Class units. The GP Class was established December 31, 2022 as a non-earning equity general partner class for accounting purposes only (see Note 5). The GP Class was closed December 17, 2024.

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

The Global 1 Class and Global 2 Class units are traded pursuant to trading programs pursuing technical trend trading philosophies. The Global 1 Class and Global 2 Class units differ in respect to the General Partner’s brokerage charge. The Global 1 Class and Global 2 Class units were offered only to investors in wrap accounts.

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

The Partnership follows the provisions of FASB ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed. As of December 31, 2025, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2022.

Organization and offering costs: The General Partner has incurred all expenses in connection with the organization and the continuous public offering of partnership interests and is reimbursed by the Partnership. In addition, the General Partner continues to compensate wholesalers for services rendered to certain Limited Partners. This reimbursement is made monthly and the reimbursement amounts are listed by class in Note 5. In no event, however, will the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any prior year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the organization and the continuous public offering expenses are charged to expense from operations at the time of reimbursement or accrual. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. The Partnership is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. As of December 31, 2025, unreimbursed organization and offering costs incurred by the General Partner were approximately $79,000, and may be reimbursed by the Partnership in the future.

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

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the years ended December 31, 2025, 2024, and 2023, substantially all investments were highly liquid in Level 1 or Level 2 of the fair value hierarchy as shown in Note 2, all investments are carried at fair value, the Partnership carried no debt, and the consolidated statements of changes in partners’ capital (net asset value) is presented.

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

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2025:

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Assets and Liabilities	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$1,140,743	$—	$—	$1,140,743
Securities owned
U.S. Government securities	—	8,465,785	—	8,465,785
Total	$1,140,743	$8,465,785	$—	$9,606,528

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the years ended December 31, 2025 and 2024.

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

Note 4. Commodity Trading Advisors and Cash Managers

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. As of December 31, 2025, the commodity trading advisors are EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP (“Episteme”), Quantica Capital AG (“Quantica”) and Sterling Partners Quantitative Investments LLC (“Sterling”) (collectively, the “Advisors”). The Advisors are paid a quarterly consulting fee ranging from 0.2 percent to 1 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee ranging from 0 percent to 20 percent of the new trading profits on the allocated net assets of the Advisor.

The general partner currently manages the liquid assets of the Partnership. The Partnership previously engaged Middleton Dickinson Capital Management, LLC (the “Cash Manager”) as cash manager to manage the liquid assets of the Partnership through September 30, 2023. The Cash Manager is a limited liability company formed in the State of

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Illinois, and was registered as an investment adviser with the Securities and Exchange Commission under the Investment Advisers Act of 1940.

The Partnership opened a custodial account at State Street Bank and Trust Company (“Custodian”), and granted the Cash Manager a limited power of attorney over such account. Such power of attorney gave the Cash Manager authority to make certain investments on behalf of the Partnership provided such investments are consistent with agreed upon investment guidelines. Such investments include, but are not limited to, U.S. Government-sponsored enterprise securities, U.S. Treasury securities, corporate bonds, investment grade money markets instruments and exchange-traded funds. All securities purchased on behalf of the Partnership or other liquid funds of the Partnership are held in the Partnership’s custody account at the Custodian. The Cash Manager had no beneficial or other interest in the securities and cash in such custody account. The Partnership incurred monthly fees, payable in arrears to the Cash Manager and Custodian, equal to approximately 0.15%, 0.11% and 0.15% per annum of the Partnership’s average month-end net assets for the years ended December 31, 2025, 2024 and 2023, respectively. The fees are netted against interest and dividend income on the consolidated statements of operations.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $1,058,301, $1,401,435 and $1,674,773 for the years ended December 31, 2025, 2024 and 2023, respectively, are shown on the consolidated statements of operations.

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $56,005, $80,145 and $98,178 for the years ended December 31, 2025, 2024, and 2023, respectively, are shown on the consolidated statements of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed, at the General Partner’s discretion, pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $51,986, $72,568 and $87,870 for the years ended December 31, 2025, 2024, and 2023, respectively, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the General Partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, and Mr. Benitez, executive vice president, product management of the general partner, hold a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership. The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period. For the years ended December 31, 2025, 2024 and 2023, EMC was paid approximately $55,900, $83,800 and $99,200, respectively, in consulting fees and no incentive fees.

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

Note 7. Assets and Condensed Schedule of Investments by Class of Units

The following schedules of assets by class of units and condensed schedule of investments by class of units reflect activity and percent of partners’ capital for each class of the Partnership as of December 31, 2025 and 2024. The GP Class is not included.

Class A Units

Assets by Class of Units	December 31, 2025
Equity in brokers' trading accounts:
Cash	$541,489
Net unrealized gain on open futures contracts	196,650
Total equity in brokers' trading accounts	738,139
Cash and cash equivalents	1,602,537
Securities owned, at fair value (cost $1,458,965)	1,459,396
Total assets	$3,800,072

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures Contracts owned by Class A Units at December 31, 2025

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(2,258)	(0.07)%	$17,255	0.52%	$14,997	0.45%
Currencies	14,411	0.43%	10,254	0.30%	24,665	0.73%
Energy	(9,544)	(0.28)%	5,132	0.15%	(4,412)	(0.13)%
Interest rates	(3,073)	(0.09)%	8,300	0.25%	5,227	0.16%
Meats	325	0.01%	—	—%	325	0.01%
Metals	65,378	1.94%	744	0.02%	66,122	1.96%
Soft commodities	(49)	—%	12,641	0.38%	12,592	0.37%
Stock indices	(1,843)	(0.06)%	1,992	0.06%	149	—%
Total U.S. Futures Positions	63,347		56,318		119,665

Foreign Futures Positions:
Agriculturals	—	—%	257	0.01%	257	0.01%
Currencies	158	—%	4,799	0.14%	4,957	0.15%
Energy	502	0.02%	8,138	0.24%	8,640	0.26%
Interest rates	(2,886)	(0.09)%	15,202	0.45%	12,316	0.36%
Metals	53,699	1.60%	(22,408)	(0.67)%	31,291	0.93%
Soft commodities	—	—%	(1,976)	(0.06)%	(1,976)	(0.06)%
Stock indices	21,500	0.64%	—	—%	21,500	0.64%
Total Foreign Futures Positions	72,973		4,012		76,985
Total Futures Contracts	$136,320	4.05%	$60,330	1.79%	$196,650	5.84%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Securities owned by Class A Units at December 31, 2025

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$430,969	1/2/2026	U.S. Treasury bill, 3.9%	$430,927	12.81%
344,775	2/12/2026	U.S. Treasury bill, 3.8%	343,366	10.20%
344,775	3/5/2026	U.S. Treasury bill, 3.7%	342,670	10.18%
344,775	3/12/2026	U.S. Treasury bill, 3.7%	342,433	10.18%
		Total U.S. Government securities (cost $1,458,965)	$1,459,396	43.37%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class A Units at December 31, 2025 (cost of $1,458,965)	$1,459,396	43.37%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class B Units

Assets by Class of Units	December 31, 2025
Equity in brokers' trading accounts:
Cash	$1,423,791
Net unrealized gain on open futures contracts	517,072
Total equity in brokers' trading accounts	1,940,863
Cash and cash equivalents	4,213,713
Securities owned, at fair value (cost $3,836,205)	3,837,340
Total assets	$9,991,916

Futures Contracts owned by Class B Units at December 31, 2025

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(5,936)	(0.07)%	$45,369	0.52%	$39,433	0.45%
Currencies	37,893	0.43%	26,962	0.30%	64,855	0.73%
Energy	(25,095)	(0.28)%	13,495	0.15%	(11,600)	(0.13)%
Interest rates	(8,082)	(0.09)%	21,826	0.25%	13,744	0.16%
Meats	856	0.01%	—	—%	856	0.01%
Metals	171,906	1.94%	1,955	0.02%	173,861	1.96%
Soft commodities	(130)	—%	33,238	0.38%	33,108	0.37%
Stock indices	(4,846)	(0.06)%	5,237	0.06%	391	0.00%
Total U.S. Futures Positions	166,566		148,082		314,648

Foreign Futures Positions:
Agriculturals	—	—%	674	0.01%	674	0.01%
Currencies	415	—%	12,620	0.14%	13,035	0.15%
Energy	1,319	0.02%	21,399	0.24%	22,718	0.26%
Interest rates	(7,588)	(0.09)%	39,971	0.45%	32,383	0.36%
Metals	141,196	1.60%	(58,920)	(0.67)%	82,276	0.93%
Soft commodities	—	—%	(5,194)	(0.06)%	(5,194)	(0.06)%
Stock indices	56,532	0.64%	—	—%	56,532	0.64%
Total Foreign Futures Positions	191,874		10,550		202,424
Total Futures Contracts	$358,440	4.05%	$158,632	1.79%	$517,072	5.84%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class B Units at December 31, 2025

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$1,133,190	1/2/2026	U.S. Treasury bill, 3.9%	$1,133,083	12.81%
906,553	2/12/2026	U.S. Treasury bill, 3.8%	902,846	10.20%
906,553	3/5/2026	U.S. Treasury bill, 3.7%	901,018	10.18%
906,553	3/12/2026	U.S. Treasury bill, 3.7%	900,393	10.18%
		Total U.S. Government securities (cost $3,836,205)	$3,837,340	43.37%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class B Units at December 31, 2025 (cost of $3,836,205)	$3,837,340	43.37%

Legacy 1 Class Units

Assets by Class of Units	December 31, 2025
Equity in brokers' trading accounts:
Cash	$14,960
Net unrealized gain on open futures contracts	5,433
Total equity in brokers' trading accounts	20,393
Cash and cash equivalents	44,274
Securities owned, at fair value (cost $40,308)	40,320
Total assets	$104,987

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures Contracts owned by Legacy 1 Class Units at December 31, 2025

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(62)	(0.07)%	$477	0.52%	$415	0.45%
Currencies	398	0.43%	283	0.30%	681	0.73%
Energy	(264)	(0.28)%	142	0.15%	(122)	(0.13)%
Interest rates	(85)	(0.09)%	229	0.25%	144	0.15%
Meats	9	0.01%	—	—%	9	0.01%
Metals	1,806	1.94%	21	0.02%	1,827	1.97%
Soft commodities	(1)	—%	349	0.38%	348	0.37%
Stock indices	(51)	(0.06)%	55	0.06%	4	—%
Total U.S. Futures Positions	1,750		1,556		3,306

Foreign Futures Positions:
Agriculturals	—	—%	7	0.01%	7	0.01%
Currencies	4	—%	133	0.14%	137	0.15%
Energy	14	0.02%	225	0.24%	239	0.26%
Interest rates	(80)	(0.09)%	420	0.45%	340	0.36%
Metals	1,484	1.60%	(619)	(0.67)%	865	0.93%
Soft commodities	—	—%	(55)	(0.06)%	(55)	(0.06)%
Stock indices	594	0.64%	—	—%	594	0.64%
Total Foreign Futures Positions	2,016		111		2,127
Total Futures Contracts	$3,766	4.05%	$1,667	1.79%	$5,433	5.84%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Securities owned by Legacy 1 Class Units at December 31, 2025

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$11,907	1/2/2026	U.S. Treasury bill, 3.9%	$11,906	12.81%
9,525	2/12/2026	U.S. Treasury bill, 3.8%	9,486	10.20%
9,525	3/5/2026	U.S. Treasury bill, 3.7%	9,467	10.18%
9,525	3/12/2026	U.S. Treasury bill, 3.7%	9,461	10.18%
		Total U.S. Government securities (cost $40,308)	$40,320	43.37%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 1 Class Units at December 31, 2025 (cost of $40,308)	$40,320	43.37%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Legacy 2 Class Units

Assets by Class of Units	December 31, 2025
Equity in brokers' trading accounts:
Cash	$38,258
Net unrealized gain on open futures contracts	13,894
Total equity in brokers' trading accounts	52,152
Cash and cash equivalents	113,225
Securities owned, at fair value (cost $103,081)	103,111
Total assets	$268,488

Futures Contracts owned by Legacy 2 Class Units at December 31, 2025

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(159)	(0.07)%	$1,219	0.52%	$1,060	0.45%
Currencies	1,018	0.43%	724	0.30%	1,742	0.73%
Energy	(674)	(0.28)%	363	0.15%	(311)	(0.13)%
Interest rates	(217)	(0.09)%	586	0.25%	369	0.16%
Meats	23	0.01%	—	—%	23	0.01%
Metals	4,619	1.94%	53	0.02%	4,672	1.96%
Soft commodities	(3)	—%	893	0.38%	890	0.37%
Stock indices	(130)	(0.06)%	141	0.06%	11	—%
Total U.S. Futures Positions	4,477		3,979		8,456

Foreign Futures Positions:
Agriculturals	—	—%	18	0.01%	18	0.01%
Currencies	11	—%	339	0.14%	350	0.15%
Energy	35	0.02%	575	0.24%	610	0.26%
Interest rates	(204)	(0.09)%	1,074	0.45%	870	0.36%
Metals	3,794	1.60%	(1,583)	(0.67)%	2,211	0.93%
Soft commodities	—	—%	(140)	(0.06)%	(140)	(0.06)%
Stock indices	1,519	0.64%	—	—%	1,519	0.64%
Total Foreign Futures Positions	5,155		283		5,438
Total Futures Contracts	$9,632	4.05%	$4,262	1.79%	$13,894	5.84%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 2 Class Units at December 31, 2025

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$30,449	1/2/2026	U.S. Treasury bill, 3.9%	$30,446	12.80%
24,360	2/12/2026	U.S. Treasury bill, 3.8%	24,260	10.20%
24,360	3/5/2026	U.S. Treasury bill, 3.7%	24,211	10.18%
24,360	3/12/2026	U.S. Treasury bill, 3.7%	24,194	10.18%
		Total U.S. Government securities (cost $103,081)	$103,111	43.36%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 2 Class Units at December 31, 2025 (cost of $103,081)	$103,111	43.36%

Global 1 Class Units

Assets by Class of Units	December 31, 2025
Equity in brokers' trading accounts:
Cash	$1,095,825
Net unrealized gain on open futures contracts	397,965
Total equity in brokers' trading accounts	1,493,790
Cash and cash equivalents	3,243,093
Securities owned, at fair value (cost $2,952,544)	2,953,416
Total assets	$7,690,299

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures Contracts owned by Global 1 Class Units at December 31, 2025

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(4,568)	(0.07)%	$34,918	0.52%	$30,350	0.45%
Currencies	29,164	0.43%	20,750	0.30%	49,914	0.73%
Energy	(19,315)	(0.28)%	10,386	0.15%	(8,929)	(0.13)%
Interest rates	(6,220)	(0.09)%	16,798	0.25%	10,578	0.16%
Meats	659	0.01%	—	—%	659	0.01%
Metals	132,307	1.94%	1,505	0.02%	133,812	1.96%
Soft commodities	(100)	(0.00)%	25,582	0.38%	25,482	0.37%
Stock indices	(3,730)	(0.06)%	4,031	0.06%	301	—%
Total U.S. Futures Positions	128,197		113,970		242,167

Foreign Futures Positions:
Agriculturals	—	—%	519	0.01%	519	0.01%
Currencies	320	—%	9,712	0.14%	10,032	0.15%
Energy	1,016	0.02%	16,470	0.24%	17,486	0.26%
Interest rates	(5,840)	(0.09)%	30,764	0.45%	24,924	0.36%
Metals	108,672	1.60%	(45,348)	(0.67)%	63,324	0.93%
Soft commodities	—	—%	(3,997)	(0.06)%	(3,997)	(0.06)%
Stock indices	43,510	0.64%	—	—%	43,510	0.64%
Total Foreign Futures Positions	147,678		8,120		155,798
Total Futures Contracts	$275,875	4.05%	$122,090	1.79%	$397,965	5.84%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Securities owned by Global 1 Class Units at December 31, 2025

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$872,163	1/2/2026	U.S. Treasury bill, 3.9%	$872,080	12.81%
697,730	2/12/2026	U.S. Treasury bill, 3.8%	694,877	10.20%
697,730	3/5/2026	U.S. Treasury bill, 3.7%	693,470	10.18%
697,730	3/12/2026	U.S. Treasury bill, 3.7%	692,989	10.18%
		Total U.S. Government securities (cost $2,952,544)	$2,953,416	43.37%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 1 Class Units at December 31, 2025 (cost of $2,952,544)	$2,953,416	43.37%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Global 2 Class Units

Assets by Class of Units	December 31, 2025
Equity in brokers' trading accounts:
Cash	$26,790
Net unrealized gain on open futures contracts	9,729
Total equity in brokers' trading accounts	36,519
Cash and cash equivalents	79,284
Securities owned, at fair value (cost $72,181)	72,202
Total assets	$188,005

Futures Contracts owned by Global 2 Class Units at December 31, 2025

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$(112)	(0.07)%	$854	0.52%	$742	0.45%
Currencies	713	0.43%	507	0.30%	1,220	0.73%
Energy	(472)	(0.28)%	254	0.15%	(218)	(0.13)%
Interest rates	(152)	(0.09)%	411	0.25%	259	0.16%
Meats	16	0.01%	—	—%	16	0.01%
Metals	3,235	1.94%	37	0.02%	3,272	1.97%
Soft commodities	(2)	—%	625	0.38%	623	0.37%
Stock indices	(91)	(0.06)%	99	0.06%	8	—%
Total U.S. Futures Positions	3,135		2,787		5,922

Foreign Futures Positions:
Agriculturals	—	—%	13	0.01%	13	0.01%
Currencies	8	—%	237	0.14%	245	0.15%
Energy	25	0.02%	403	0.24%	428	0.26%
Interest rates	(143)	(0.09)%	752	0.45%	609	0.36%
Metals	2,656	1.60%	(1,109)	(0.67)%	1,547	0.93%
Soft commodities	—	—%	(98)	(0.06)%	(98)	(0.06)%
Stock indices	1,063	0.64%	—	—%	1,063	0.64%
Total Foreign Futures Positions	3,609		198		3,807
Total Futures Contracts	$6,744	4.05%	$2,985	1.79%	$9,729	5.84%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 2 Class Units at December 31, 2025

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$21,322	1/2/2026	U.S. Treasury bill, 3.9%	$21,320	12.81%
17,057	2/12/2026	U.S. Treasury bill, 3.8%	16,988	10.20%
17,057	3/5/2026	U.S. Treasury bill, 3.7%	16,953	10.18%
17,057	3/12/2026	U.S. Treasury bill, 3.7%	16,941	10.18%
		Total U.S. Government securities (cost $72,181)	$72,202	43.37%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 2 Class Units at December 31, 2025 (cost of $72,181)	$72,202	43.37%

Class A Units

Assets by Class of Units	December 31, 2024
Equity in brokers' trading accounts:
Cash	$489,170
Net unrealized gain on open futures contracts	117,398
Net unrealized loss on open futures contracts	(4,455)
Total equity in brokers' trading accounts	602,113
Cash and cash equivalents	2,482,175
Securities owned, at fair value (cost $214,462)	214,722
Interest receivable, net	533
Total assets	$3,299,543

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures Contracts owned by Class A Units at December 31, 2024

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$385	0.01%	$(2,222)	(0.07)%	$(1,837)	(0.06)%
Currencies	1,005	0.03%	61,467	1.91%	62,472	1.94%
Energy	7,594	0.23%	(7,556)	(0.23)%	38	—%
Interest rates	(1,516)	(0.04)%	13,684	0.42%	12,168	0.38%
Meats	6,729	0.21%	—	—%	6,729	0.21%
Metals	(7,338)	(0.23)%	6,281	0.20%	(1,057)	(0.03)%
Soft commodities	34,858	1.08%	11,407	0.35%	46,265	1.43%
Stock indices	(13,315)	(0.41)%	1,726	0.05%	(11,589)	(0.36)%
Total U.S. Futures Positions	28,402		84,787		113,189

Foreign Futures Positions:
Agriculturals	(225)	(0.01)%	(187)	(0.01)%	(412)	(0.02)%
Currencies	2,817	0.09%	—	—%	2,817	0.09%
Energy	13	—%	(6,510)	(0.20)%	(6,497)	(0.20)%
Interest rates	(19,157)	(0.59)%	24,566	0.76%	5,409	0.17%
Metals	(10,940)	(0.34)%	14,787	0.46%	3,847	0.12%
Soft commodities	1,476	0.04%	452	0.02%	1,928	0.06%
Stock indices	(9,034)	(0.28)%	1,696	0.05%	(7,338)	(0.23)%
Total Foreign Futures Positions	(35,050)		34,804		(246)
Total Futures Contracts	$(6,648)	(0.21)%	$119,591	3.71%	$112,943	3.50%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Securities owned by Class A Units at December 31, 2024

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$53,615	4/11/2025	Federal Farm Credit Banks, 2.9%	$53,730	1.67%
160,846	3/28/2025-5/19/2025	Federal Home Loan Banks, 2.3%-3.5% **	160,992	4.99%
		Total U.S. Government-sponsored enterprises (cost $214,462)	$214,722	6.66%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class A Units at December 31, 2024 (cost of $214,462)	$214,722	6.66%

**No individual position constituted greater than 5 percent of partners’ capital (net asset value).

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Class B Units

Assets by Class of Units	December 31, 2024
Equity in brokers' trading accounts:
Cash	$1,793,944
Net unrealized gain on open futures contracts	430,534
Net unrealized loss on open futures contracts	(16,338)
Total equity in brokers' trading accounts	2,208,140
Cash and cash equivalents	9,102,930
Securities owned, at fair value (cost $786,501)	787,456
Interest receivable, net	1,955
Total assets	$12,100,481

Futures Contracts owned by Class B Units at December 31, 2024

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$1,409	0.01%	$(8,149)	(0.07)%	$(6,740)	(0.06)%
Currencies	3,686	0.03%	225,419	1.91%	229,105	1.94%
Energy	27,848	0.23%	(27,708)	(0.23)%	140	—%
Interest rates	(5,561)	(0.04)%	50,185	0.42%	44,624	0.38%
Meats	24,677	0.21%	—	—%	24,677	0.21%
Metals	(26,911)	(0.23)%	23,036	0.20%	(3,875)	(0.03)%
Soft commodities	127,833	1.08%	41,834	0.35%	169,667	1.43%
Stock indices	(48,831)	(0.41)%	6,331	0.05%	(42,500)	(0.36)%
Total U.S. Futures Positions	104,150		310,948		415,098

Foreign Futures Positions:
Agriculturals	(824)	(0.01)%	(684)	(0.01)%	(1,508)	(0.02)%
Currencies	10,329	0.09%	—	—%	10,329	0.09%
Energy	50	—%	(23,873)	(0.20)%	(23,823)	(0.20)%
Interest rates	(70,255)	(0.59)%	90,090	0.76%	19,835	0.17%
Metals	(40,122)	(0.34)%	54,229	0.46%	14,107	0.12%
Soft commodities	5,411	0.04%	1,656	0.02%	7,067	0.06%
Stock indices	(33,129)	(0.28)%	6,220	0.05%	(26,909)	(0.23)%
Total Foreign Futures Positions	(128,540)		127,638		(902)
Total Futures Contracts	$(24,390)	(0.21)%	$438,586	3.71%	$414,196	3.50%

* No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Class B Units at December 31, 2024

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$196,626	4/11/2025	Federal Farm Credit Banks, 2.9%	$197,046	1.67%
589,876	3/28/2025-5/19/2025	Federal Home Loan Banks, 2.3%-3.5% **	590,410	4.99%
		Total U.S. Government-sponsored enterprises (cost $786,501)	$787,456	6.66%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Class B Units at December 31, 2024 (cost of $786,501)	$787,456	6.66%

**No individual position constituted greater than 5 percent of partners’ capital (net asset value).

Legacy 1 Class Units

Assets by Class of Units	December 31, 2024
Equity in brokers' trading accounts:
Cash	$53,320
Net unrealized gain on open futures contracts	12,797
Net unrealized loss on open futures contracts	(486)
Total equity in brokers' trading accounts	65,631
Cash and cash equivalents	270,558
Securities owned, at fair value (cost $23,376)	23,405
Interest receivable, net	58
Total assets	$359,652

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures Contracts owned by Legacy 1 Class Units at December 31, 2024

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$42	0.01%	$(242)	(0.07)%	$(200)	(0.06)%
Currencies	110	0.03%	6,700	1.91%	6,810	1.94%
Energy	828	0.23%	(824)	(0.23)%	4	—%
Interest rates	(165)	(0.04)%	1,492	0.42%	1,327	0.38%
Meats	733	0.21%	—	—%	733	0.21%
Metals	(800)	(0.23)%	685	0.20%	(115)	(0.03)%
Soft commodities	3,799	1.08%	1,243	0.35%	5,042	1.43%
Stock indices	(1,451)	(0.41)%	188	0.05%	(1,263)	(0.36)%
Total U.S. Futures Positions	3,096		9,242		12,338

Foreign Futures Positions:
Agriculturals	(25)	(0.01)%	(20)	(0.01)%	(45)	(0.02)%
Currencies	307	0.09%	—	—%	307	0.09%
Energy	1	—%	(710)	(0.20)%	(709)	(0.20)%
Interest rates	(2,088)	(0.59)%	2,678	0.76%	590	0.17%
Metals	(1,192)	(0.34)%	1,612	0.46%	420	0.12%
Soft commodities	161	0.04%	49	0.02%	210	0.06%
Stock indices	(985)	(0.28)%	185	0.05%	(800)	(0.23)%
Total Foreign Futures Positions	(3,821)		3,794		(27)
Total Futures Contracts	$(725)	(0.21)%	$13,036	3.71%	$12,311	3.50%

* No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Securities owned by Legacy 1 Class Units at December 31, 2024

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$5,844	4/11/2025	Federal Farm Credit Banks, 2.9%	$5,857	1.67%
17,532	3/28/2025-5/19/2025	Federal Home Loan Banks, 2.3%-3.5% **	17,548	4.99%
		Total U.S. Government-sponsored enterprises (cost $23,376)	$23,405	6.66%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 1 Class Units at December 31, 2024 (cost of $23,376)	$23,405	6.66%

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Legacy 2 Class Units at December 31, 2024

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$5,133	4/11/2025	Federal Farm Credit Banks, 2.9%	$5,144	1.67%
15,399	3/28/2025-5/19/2025	Federal Home Loan Banks, 2.3%-3.5% **	15,413	4.99%
		Total U.S. Government-sponsored enterprises (cost $20,532)	$20,557	6.66%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Legacy 2 Class Units at December 31, 2024 (cost of $20,532)	$20,557	6.66%

**No individual position constituted greater than 5 percent of partners’ capital (net asset value).

Global 1 Class Units

Assets by Class of Units	December 31, 2024
Equity in brokers' trading accounts:
Cash	$1,227,511
Net unrealized gain on open futures contracts	294,594
Net unrealized loss on open futures contracts	(11,178)
Total equity in brokers' trading accounts	1,510,927
Cash and cash equivalents	6,228,703
Securities owned, at fair value (cost $538,165)	538,818
Interest receivable, net	1,337
Total assets	$8,279,785

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Futures Contracts owned by Global 1 Class Units at December 31, 2024

	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals	$964	0.01%	$(5,576)	(0.07)%	$(4,612)	(0.06)%
Currencies	2,522	0.03%	154,244	1.91%	156,766	1.94%
Energy	19,056	0.23%	(18,960)	(0.23)%	96	—%
Interest rates	(3,805)	(0.04)%	34,339	0.42%	30,534	0.38%
Meats	16,886	0.21%	—	—%	16,886	0.21%
Metals	(18,414)	(0.23)%	15,762	0.20%	(2,652)	(0.03)%
Soft commodities	87,471	1.08%	28,625	0.35%	116,096	1.43%
Stock indices	(33,413)	(0.41)%	4,332	0.05%	(29,081)	(0.36)%
Total U.S. Futures Positions	71,267		212,766		284,033

Foreign Futures Positions:
Agriculturals	(565)	(0.01)%	(469)	(0.01)%	(1,034)	(0.02)%
Currencies	7,068	0.09%	—	—%	7,068	0.09%
Energy	34	—%	(16,335)	(0.20)%	(16,301)	(0.20)%
Interest rates	(48,072)	(0.59)%	61,645	0.76%	13,573	0.17%
Metals	(27,453)	(0.34)%	37,106	0.46%	9,653	0.12%
Soft commodities	3,703	0.04%	1,134	0.02%	4,837	0.06%
Stock indices	(22,669)	(0.28)%	4,256	0.05%	(18,413)	(0.23)%
Total Foreign Futures Positions	(87,954)		87,337		(617)
Total Futures Contracts	$(16,687)	(0.21)%	$300,103	3.71%	$283,416	3.50%

*  No individual futures contract position constituted greater than 1 percent of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

Securities owned by Global 1 Class Units at December 31, 2024

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$134,541	4/11/2025	Federal Farm Credit Banks, 2.9%	$134,829	1.67%
403,624	3/28/2025-5/19/2025	Federal Home Loan Banks, 2.3%-3.5% **	403,989	4.99%
		Total U.S. Government-sponsored enterprises (cost $538,165)	$538,818	6.66%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 1 Class Units at December 31, 2024 (cost of $538,165)	$538,818	6.66%

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Securities owned by Global 2 Class Units at December 31, 2024

U.S. Government-sponsored enterprises

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$4,241	4/11/2025	Federal Farm Credit Banks, 2.9%	$4,250	1.67%
12,723	3/28/2025-5/19/2025	Federal Home Loan Banks, 2.3%-3.5% **	12,735	4.99%
		Total U.S. Government-sponsored enterprises (cost $16,964)	$16,985	6.66%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned by Global 2 Class Units at December 31, 2024 (cost of $16,964)	$16,985	6.66%

**No individual position constituted greater than 5 percent of partners’ capital (net asset value).

Note 8. Financial Highlights

The following financial highlights and per unit performance reflect activity related to the Partnership. The following per unit performance calculations reflect activity related to the Partnership for the years ended December 31, 2025, 2024 and 2023. Total return is based on the change in value during the period of a theoretical investment made by a limited partner at the beginning of each calendar month during the period and is not annualized. The expense ratios below are computed based upon the weighted average net assets of the Limited Partners for the years ended December 31, 2025, 2024 and 2023. Individual limited partners’ ratios may vary from these ratios based on various factors, including but not limited to the timing of capital transactions.

	2025
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$882.25	$691.71	$822.05	$789.09	$847.94	$817.58
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	94.56	73.78	90.23	86.30	93.25	89.81
Net investment loss (1)	(27.00)	(25.66)	(6.59)	(8.18)	(1.80)	(3.90)
Total income (loss) from operations	67.56	48.12	83.64	78.12	91.45	85.91
Net asset value per unit at end of period	$949.81	$739.83	$905.69	$867.21	$939.39	$903.49

Total Return	7.66%	6.96%	10.18%	9.90%	10.79%	10.51%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees	6.40%	7.13%	4.34%	4.43%	3.55%	3.90%
Incentive fees	—%	—%	—%	—%	—%	—%
Total expenses	6.40%	7.13%	4.34%	4.43%	3.55%	3.90%
Net investment loss (2)	(3.09)%	(3.77)%	(0.81)%	(1.04)%	(0.21)%	(0.48)%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

	2024
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$927.89	$732.01	$845.71	$813.75	$867.66	$838.70
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	(10.28)	(6.66)	(10.28)	(9.80)	(10.05)	(9.89)
Net increase from payments by General Partner (3)	1.79	1.47	1.64	1.58	1.73	1.66
Net investment loss (1)	(37.15)	(35.11)	(15.02)	(16.44)	(11.40)	(12.89)
Total income (loss) from operations	(45.64)	(40.30)	(23.66)	(24.66)	(19.72)	(21.12)
Net asset value per unit at end of period	$882.25	$691.71	$822.05	$789.09	$847.94	$817.58

Total Return (4)	(4.92)%	(5.50)%	(2.80)%	(3.03)%	(2.27)%	(2.52)%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees	6.05%	6.79%	3.73%	3.98%	3.20%	3.44%
Incentive fees	0.45%	0.47%	0.55%	0.54%	0.61%	0.59%
Total expenses	6.50%	7.26%	4.28%	4.52%	3.81%	4.03%
Net investment loss (2)	(3.51)%	(4.27)%	(1.19)%	(1.44)%	(0.67)%	(0.91)%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

	2023
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$974.07	$773.14	$868.22	$837.46	$885.97	$858.49
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	(4.63)	(3.54)	(4.37)	(4.20)	(4.42)	(4.32)
Net increase from payments by General Partner (3)	6.97	5.75	6.24	6.01	6.52	6.17
Net investment loss (1)	(48.52)	(43.34)	(24.38)	(25.52)	(20.41)	(21.64)
Total income (loss) from operations	(46.18)	(41.13)	(22.51)	(23.71)	(18.31)	(19.79)
Net asset value per unit at end of period	$927.89	$732.01	$845.71	$813.75	$867.66	$838.70

Total Return (4)	(4.74)%	(5.32)%	(2.59)%	(2.83)%	(2.07)%	(2.31)%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees	5.89%	6.58%	3.56%	3.82%	3.03%	3.27%
Incentive fees	0.62%	0.58%	0.71%	0.70%	0.74%	0.72%
Total expenses	6.51%	7.16%	4.27%	4.52%	3.77%	3.99%
Net investment loss (2)	(4.43)%	(5.12)%	(2.11)%	(2.36)%	(1.56)%	(1.81)%

(1)	Net investment loss per unit is calculated by dividing the expenses net of interest income by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Excludes incentive fee.
(3)	Net increase from payments by General Partner represents the reduction amount of the General Partner’s contribution (see Note 5).
(4)	The 2024 Total Return before the General Partner contribution (see Note 5) is (5.15)% for the Class A units, (5.77)% for the Class B units, (3.01)% for the Legacy 1 Class units, (3.25)% for the Legacy 2 Class units, (2.49)% for the Global 1 Class units and (2.73)% for the Global 2 Class units. The 2023 Total Return before the General Partner contribution (see Note 5) is (5.45)% for the Class A units, (6.04)% for the Class B units, (3.31)% for the Legacy 1 Class units, (3.55)% for the Legacy 2 Class units, (2.79)% for the Global 1 Class units and (3.02)% for the Global 2 Class units.

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

The amount of required margin and good faith deposits with the FCMs usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs at December 31, 2025 and 2024 was $3,141,113 and $3,649,470 respectively, which was 16.09% and 15.17% of the net asset value, respectively, and is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

For the years ended December 31, 2025, 2024 and 2023, the monthly average number of futures contracts bought and sold was 3,095, 4,593 and 5,220, respectively. The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments at December 31, 2025 and December 31, 2024

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
Type of Contract	Condition Location	December 31, 2025	December 31, 2025	Fair Value

Agriculturals contracts	Net unrealized gain (loss) on open futures contracts	$108,369	$(19,884)	$88,485

Currencies contracts	Net unrealized gain (loss) on open futures contracts	199,573	(27,740)	171,833

Energy contracts	Net unrealized gain (loss) on open futures contracts	91,788	(67,259)	24,529

Interest rates contracts	Net unrealized gain (loss) on open futures contracts	178,497	(76,734)	101,763

Meats contracts	Net unrealized gain (loss) on open futures contracts	2,598	(710)	1,888

Metals contracts	Net unrealized gain (loss) on open futures contracts	702,874	(137,794)	565,080

Soft commodities contracts	Net unrealized gain (loss) on open futures contracts	96,833	(35,250)	61,583

Stock indices contracts	Net unrealized gain (loss) on open futures contracts	157,155	(31,573)	125,582

Total		$1,537,687	$(396,944)	$1,140,743

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
Type of Contract	Condition Location	December 31, 2024	December 31, 2024	Fair Value

Agriculturals contracts	Net unrealized gain (loss) on open futures contracts	$25,255	$(42,038)	$(16,783)

Currencies contracts	Net unrealized gain (loss) on open futures contracts	524,044	(36,955)	487,089

Energy contracts	Net unrealized gain (loss) on open futures contracts	56,754	(104,935)	(48,181)

Interest rates contracts	Net unrealized gain (loss) on open futures contracts	330,466	(199,333)	131,133

Meats contracts	Net unrealized gain (loss) on open futures contracts	56,347	(6,145)	50,202

Metals contracts	Net unrealized gain (loss) on open futures contracts	162,117	(141,299)	20,818

Soft commodities contracts	Net unrealized gain (loss) on open futures contracts	376,251	(16,713)	359,538

Stock indices contracts	Net unrealized gain (loss) on open futures contracts	37,620	(178,823)	(141,203)

Total		$1,568,854	$(726,241)	$842,613

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023

		Years Ended December 31,
Type of Contract	Line Item in Consolidated Statements of Operations	2025	2024	2023
Futures contracts
Agriculturals contracts	Net gains (losses) from futures trading	$(102,008)	$687,153	$(404,330)
Currencies contracts	Net gains (losses) from futures trading	(193,423)	301,851	283,290
Energy contracts	Net gains (losses) from futures trading	(902,820)	(1,284,447)	(579,975)
Interest rates contracts	Net gains (losses) from futures trading	(1,034,372)	(973,813)	(1,240,329)
Meats contracts	Net gains (losses) from futures trading	260,243	(107,458)	680,609
Metals contracts	Net gains (losses) from futures trading	2,739,756	(1,296,744)	(147,341)
Soft commodities contracts	Net gains (losses) from futures trading	(100,345)	2,284,425	1,921,586
Stock indices contracts	Net gains (losses) from futures trading	1,473,634	696,150	(95,425)
Total futures contracts	Net gains (losses) from futures trading	2,140,665	307,117	418,085

Line Item in Consolidated Statements of Operations	For years ended December 31,
	2025	2024	2023

Net gains (losses) from futures trading
Realized	$1,842,535	$350,205	$759,456
Change in unrealized	298,130	(43,088)	(341,371)
Total realized and change in unrealized net gains (losses) from futures trading	$2,140,665	$307,117	$418,085

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition.

Offsetting of Derivative Assets

As of December 31, 2025

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$1,537,687	$(396,944)	$1,140,743

Offsetting of Derivative Liabilities

As of December 31, 2025

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$396,944	$(396,944)	$—

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

Derivative Assets and Liabilities and Collateral Received by Counterparty

As of December 31, 2025

		Gross Amounts Not Offset in the Consolidated
		Statements of Financial Condition
	Net Amount of
	Unrealized Gain/(Loss)
	Presented in
	the Consolidated
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Pledged	Net Amount

ADM Investor Services, Inc.	$349,391	$—	$—	$349,391
R.J. O'Brien & Associates, LLC, a StoneX company	791,352	—	—	791,352
Total	$1,140,743	$—	$—	$1,140,743

Offsetting of Derivative Assets

As of December 31, 2024

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$1,568,854	$(726,241)	$842,613

Offsetting of Derivative Liabilities

As of December 31, 2024

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$726,241	$(726,241)	$—

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

Note 12. Subsequent Events

The Partnership has evaluated subsequent events for potential recognition and/or disclosure through date of issuance of the accompanying consolidated financial statements. Subsequent to December 31, 2025, there were redemptions paid from the Partnership totaling approximately $300,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: March 31, 2026	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David M. Kavanagh and Maureen O’Rourke, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2026.

Signature	Title

/s/ David M. Kavanagh	President (Principal Executive Officer)
David M. Kavanagh

/s/ Maureen O’Rourke	Chief Financial Officer (Principal
Maureen O’Rourke	Financial and Accounting Officer)