Form 10-Q
period 2026-06-30
GRANT PARK FUTURES FUND LIMITED PARTNERSHIP
filed 2026-08-14
CIK 845698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

GRANT PARK FUTURES FUND LIMITED PARTNERSHIP

QUARTER ENDED June 30, 2026

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Equity in brokers' trading accounts:
Cash	$2,876,811	$3,141,113
Net unrealized gain on open futures contracts (see Note 10)	208,639	1,140,743
Net unrealized loss on open futures contracts (see Note 10)	(52,495)	—
Total equity in brokers' trading accounts	3,032,955	4,281,856
Cash and cash equivalents	6,459,957	9,296,126
Securities owned, at fair value (cost $9,713,164 and $8,463,284, respectively)	9,713,538	8,465,785
Total assets	$19,206,450	$22,043,767
Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Brokerage charge payable	$92,483	$94,086
Accrued incentive fees	222	—
Organization and offering costs payable	4,225	4,388
Accrued operating expenses	3,998	4,126
Redemptions payable to limited partners	531,787	189,362
Securities purchased payable	—	2,230,144
Other payables	5,000	—
Total liabilities	637,715	2,522,106
Partners' Capital (Net Asset Value)
General Partner
Class A (124.80 units outstanding at both June 30, 2026 and December 31, 2025)	120,390	118,541
Legacy 2 Class (133.63 units outstanding at both June 30, 2026 and December 31, 2025)	118,929	115,887

Limited Partners
Class A (3,418.31 units outstanding at both June 30, 2026 and December 31, 2025)	3,297,497	3,246,751
Class B (10,953.61 and 11,960.39 units outstanding at June 30, 2026 and December 31, 2025, respectively)	8,203,208	8,848,706
Legacy 1 Class (102.66 units outstanding at both June 30, 2026 and December 31, 2025)	95,538	92,975
Legacy 2 Class (78.77 and 140.55 units outstanding at June 30, 2026 and December 31, 2025, respectively)	70,102	121,882
Global 1 Class (6,706.51 and 7,249.88 units outstanding at June 30, 2026 and December 31, 2025, respectively)	6,491,729	6,810,425
Global 2 Class (184.28 units outstanding at both June 30, 2026 and December 31, 2025)	171,342	166,494
Total partners' capital (net asset value)	18,568,735	19,521,661
Total liabilities and partners' capital (net asset value)	$19,206,450	$22,043,767

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments

June 30, 2026

(Unaudited)

Futures Contracts

	Expiration dates	No. of long contracts	No. of short contracts	Unrealized gain/(loss) on open long contracts	Percent of Partners’ Capital (Net Asset Value)	Unrealized gain/(loss) on open short contracts	Percent of Partners’ Capital (Net Asset Value)	Net unrealized gain/(loss) on open contracts	Percent of Partners’ Capital (Net Asset Value)
Futures Contracts *
U.S. Futures Positions:
Agriculturals				$(6,643)	(0.04)%	$(4,266)	(0.02)%	$(10,909)	(0.06)%
Currencies				44,752	0.24%	281,941	1.52%	326,693	1.76%
Energy				(27,597)	(0.15)%	(1,196)	(0.01)%	(28,793)	(0.16)%
Interest rates				(2,378)	(0.01)%	10,226	0.05%	7,848	0.04%
Meats				(48,236)	(0.26)%	(16,926)	(0.09)%	(65,162)	(0.35)%
Metals				(48,869)	(0.26)%	6,930	0.03%	(41,939)	(0.23)%
Soft commodities				29	—%	(80,563)	(0.43)%	(80,534)	(0.43)%
Stock indices				28,576	0.15%	5,710	0.03%	34,286	0.18%
Total U.S. Futures Positions				(60,366)		201,856		141,490

Foreign Futures Positions:
Agriculturals				(2,513)	(0.01)%	742	—%	(1,771)	(0.01)%
Currencies				(3,164)	(0.02)%	(8,714)	(0.04)%	(11,878)	(0.06)%
Interest rates				2,547	0.01%	(19,516)	(0.10)%	(16,969)	(0.09)%
Metals
Aluminium	7/2026-9/2026	17	15	(207,351)	(1.12)%	158,773	0.86%	(48,578)	(0.26)%
Other metals				(50,407)	(0.27)%	44,036	0.24%	(6,371)	(0.03)%
Soft commodities				(1,240)	(0.01)%	—	—%	(1,240)	(0.01)%
Stock indices				100,059	0.54%	1,402	0.01%	101,461	0.55%
Total Foreign Futures Positions				(162,069)		176,723		14,654
Total Futures Contracts				$(222,435)	(1.20)%	$378,579	2.04%	$156,144	0.84%
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

Grant Park Futures Fund Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2026

(Unaudited)

Securities owned

U.S. Government securities

				Percent of
				Partners' Capital
Face Value	Maturity Dates	Description	Fair Value	(net asset value)
$2,500,000	7/2/2026	U.S. Treasury bill, 3.7%	$2,499,750	13.47%
2,500,000	8/6/2026	U.S. Treasury bill, 3.7%	2,490,950	13.41%
2,500,000	8/13/2026	U.S. Treasury bill, 3.7%	2,489,101	13.40%
2,250,000	9/10/2026	U.S. Treasury bill, 3.7%	2,233,737	12.03%
		Total U.S. Government securities (cost $9,713,164)	$9,713,538	52.31%

		Percent of
		Partners' Capital
	Fair Value	(net asset value)
Total securities owned (cost of $9,713,164)	$9,713,538	52.31%

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

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(Unaudited)		(Unaudited)
Net trading gains (losses)
Net gains (losses) from futures trading
Realized	$290,590	$(546,828)	$1,780,104	$(416,480)
Change in unrealized	(200,604)	352,875	(984,599)	(541,457)
Commissions	(46,256)	(21,206)	(96,162)	(96,781)
Net gains (losses) from futures trading	43,730	(215,159)	699,343	(1,054,718)

Net gains (losses) from securities
Realized	—	397	—	397
Change in unrealized	544	(9,801)	(3,519)	(5,388)
Net gains (losses) from securities	544	(9,404)	(3,519)	(4,991)

Net trading gains (losses)	44,274	(224,563)	695,824	(1,059,709)

Net investment income (loss)
Income
Interest and dividend income, net	143,253	176,565	289,778	372,054
Expenses from operations
Brokerage charge	254,816	288,838	520,596	560,993
Incentive fees	347	—	963	—
Organizational and offering costs	13,099	13,722	26,878	29,260
Operating expenses	12,376	12,702	25,360	26,964
Total expenses	280,638	315,262	573,797	617,217
Net investment loss	$(137,385)	$(138,697)	$(284,019)	$(245,163)
Net income (loss)	$(93,111)	$(363,260)	$411,805	$(1,304,872)

	Three Months Ended June 30, 2026
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$(7.01)	$(6.68)	$(1.35)	$(1.86)	$(0.07)	$(0.65)

Weighted average number of units outstanding	3,543.11	11,450.43	102.66	251.12	6,891.39	184.28

	Three Months Ended June 30, 2025
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$(15.44)	$(13.14)	$(9.96)	$(10.03)	$(9.18)	$(9.33)

Weighted average number of units outstanding	3,654.93	14,660.53	374.12	391.22	8,230.32	307.97

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Operations (continued)

(Unaudited)

	Six Months Ended June 30, 2026
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$14.85	$9.07	$24.97	$22.76	$28.58	$26.31

Weighted average number of units outstanding	3,543.11	11,625.74	102.66	261.00	7,015.76	184.28

	Six Months Ended June 30, 2025
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Net income (loss) per unit (based on weighted average number of units outstanding during the period) and increase (decrease) in net asset value per unit for the period	$(52.67)	$(43.41)	$(40.09)	$(39.42)	$(39.13)	$(38.70)

Weighted average number of units outstanding	3,654.93	15,408.85	381.76	391.22	8,669.07	309.69

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Six Months Ended June 30, 2026

(Unaudited)

	Class A				Class B				Legacy 1 Class				Legacy 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount
Partners’ capital,
December 31, 2025	124.80	$118,541	3,418.31	$3,246,751	—	$—	11,960.39	$8,848,706	—	$—	102.66	$92,975	133.63	$115,887	140.55	$121,882
Redemptions	—	—	—	—	—	—	(241.73)	(192,161)	—	—	—	—	—	—	—	—
Net income (loss)	—	2,724	—	74,714	—	—	—	197,862	—	—	—	2,701	—	3,290	—	3,461
Partners’ capital,
March 31, 2026	124.80	$121,265	3,418.31	$3,321,465	—	$—	11,718.66	$8,854,407	—	$—	102.66	$95,676	133.63	$119,177	140.55	$125,343
Redemptions	—	—	—	—	—	—	(765.05)	(577,763)	—	—	—	—	—	—	(61.78)	(55,575)
Net income (loss)	—	(875)	—	(23,968)	—	—	—	(73,436)	—	—	—	(138)	—	(248)	—	334
Partners’ capital,
June 30, 2026	124.80	$120,390	3,418.31	$3,297,497	—	$—	10,953.61	$8,203,208	—	$—	102.66	$95,538	133.63	$118,929	78.77	$70,102

Net asset value per General Partner and Limited Partner unit at December 31, 2025		$949.81				$739.83				$905.69				$867.21

Net asset value per General Partner and Limited Partner unit at March 31, 2026		$971.67				$755.58				$932.01				$891.83

Net asset value per General Partner and Limited Partner unit at June 30, 2026		$964.66				$748.90				$930.66				$889.97

The accompanying notes are an integral part of these consolidated financial statements.

Grant Park Futures Fund Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Six Months Ended June 30, 2026

(Unaudited)

	Global 1 Class				Global 2 Class
	General Partner		Limited Partners		General Partner		Limited Partners
	Number		Number		Number		Number		Total
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount	Amount
Partners’ capital,
December 31, 2025	—	$—	7,249.88	$6,810,425	—	$—	184.28	$166,494	$19,521,661
Redemptions	—	—	(174.51)	(176,357)	—	—	—	—	(368,518)
Net income (loss)	—	—	—	215,196	—	—	—	4,968	504,916
Partners’ capital,
March 31, 2026	—	$—	7,075.37	$6,849,264	—	$—	184.28	$171,462	$19,658,059
Redemptions	—	—	(368.86)	(362,875)	—	—	—	—	(996,213)
Net income (loss)	—	—	—	5,340	—	—	—	(120)	(93,111)
Partners’ capital,
June 30, 2026	—	$—	6,706.51	$6,491,729	—	$—	184.28	$171,342	$18,568,735

Net asset value per General Partner and Limited Partner unit at December 31, 2025		$939.39				$903.49

Net asset value per General Partner and Limited Partner unit at March 31, 2026		$968.04				$930.45

Net asset value per General Partner and Limited Partner unit at June 30, 2026		$967.97				$929.80

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

The Partnership follows the provisions of FASB ASC 740, Income Taxes. FASB guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year. If a tax position does not meet the minimum statutory threshold to avoid payment of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the consolidated statement of operations in the period in which the position is claimed or expected to be claimed. As of June 30, 2026, management has determined that there are no material uncertain income tax positions and, accordingly, has not recorded a liability. The Partnership is generally not subject to examination by U.S. federal or state taxing authorities for tax years before 2022.

Organization and offering costs: The General Partner has incurred all expenses in connection with the organization and the continuous public offering of partnership interests and is reimbursed by the Partnership. In addition, the General Partner continues to compensate wholesalers for services rendered to certain Limited Partners. This reimbursement is made monthly and the reimbursement amounts are listed by class in Note 5. In no event, however, will the monthly reimbursement from the Partnership to the General Partner exceed 0.083%, or 1.0% annually, of the net asset value of the Partnership. In its discretion, the General Partner may require the Partnership to reimburse the General Partner in any subsequent calendar year for amounts that exceed these limits in any prior year, provided that the maximum amount reimbursed by the Partnership will not exceed the overall limit set forth above. Amounts reimbursed by the Partnership with respect to the organization and the continuous public offering expenses are charged to expense from operations at the time of reimbursement or accrual. If the Partnership terminates prior to completion of payment of the calculated amounts to the General Partner, the General Partner will not be entitled to any additional payments, and the Partnership will have no further obligation to the General Partner. The Partnership is only liable for payment of offering costs on a monthly basis as calculated based on the limitations stated above. As of June 30, 2026, unreimbursed organization and offering costs incurred by the General Partner were approximately $82,000 and may be reimbursed by the Partnership in the future.

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

Statement of cash flows: The Partnership has elected not to provide statements of cash flows as permitted by FASB ASC 230, Statement of Cash Flows. The Partnership noted that as of and for the periods ended June 30, 2026 and 2025, substantially all investments were highly liquid in Level 1 or Level 2 of the fair value hierarchy as shown in Note 2, all investments are carried at fair value, the Partnership carried no debt, and the consolidated statements of changes in partners’ capital (net asset value) is presented.

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

Interim financial statements: The consolidated financial statements included herein were prepared without audit according to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. The financial statements reflect, in the opinion of management, all adjustments necessary that were of a normal and recurring nature and adequate disclosures to present fairly the financial position and results of operations as of and for the periods indicated. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

U.S. Government securities valued using current market quotations provided by an independent external pricing source to determine fair value. These securities are classified in Level 2 of the fair value hierarchy.

The following table presents the Partnership’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2026:

Assets and Liabilities	Level 1	Level 2	Level 3	Total
Equity in brokers' trading accounts
U.S. and foreign futures contracts	$208,639	$—	$—	$208,639
U.S. and foreign futures contracts	(52,495)	—	—	(52,495)
Securities owned
U.S. Government securities	—	9,713,538	—	9,713,538
Total	$156,144	$9,713,538	$—	$9,869,682

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

The Partnership assesses the level of the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Partnership’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the six months ended June 30, 2026 and year ended December 31, 2025.

Note 3. Deposits with Brokers

The Partnership, through the Trading Companies, deposits assets with ADM Investor Services, Inc. and StoneX Financial Inc. subject to CFTC regulations and various exchange and broker requirements. Margin requirements may be satisfied by the deposit of U.S. Treasury bills, U.S. Government-sponsored enterprise securities and/or cash with such clearing brokers. The Partnership may earn interest income on its assets deposited with the clearing brokers.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Note 4. Commodity Trading Advisors and Cash Managers

The Partnership, through the Trading Companies, allocates assets to the commodity trading advisors. Each trading advisor that receives a direct allocation from the Partnership has entered into an advisory contract with the Partnership. As of June 30, 2026, the commodity trading advisors are EMC Capital Advisors, LLC (“EMC”), Episteme Capital Partners (UK) LLP (“Episteme”), Quantica Capital AG (“Quantica”) and Sterling Partners Quantitative Investments LLC (“Sterling”) (collectively, the “Advisors”). The Advisors are paid a quarterly consulting fee ranging from 0.2 percent to 1 percent per annum of the Partnership’s month-end allocated net assets and a quarterly or semi-annual incentive fee ranging from 0 percent to 20 percent of the new trading profits on the allocated net assets of the Advisor.

The general partner currently manages the liquid assets of the Partnership. The Partnership opened a custodial account at State Street Bank and Trust Company (“Custodian”), and the general partner makes certain investments on behalf of the Partnership. Such investments include, but are not limited to, U.S. Government-sponsored enterprise securities, U.S. Treasury securities, corporate bonds, investment grade money markets instruments and exchange-traded funds. All securities purchased on behalf of the Partnership or other liquid funds of the Partnership are held in the Partnership’s custody account at the Custodian. The Partnership incurred monthly fees, payable in arrears to the Custodian, equal to approximately 0.21% and 0.18% per annum of the Partnership’s average month-end net assets for the three and six months ended June 30, 2026, respectively, and approximately 0.15% and 0.14% per annum of the Partnership’s average month-end net assets for the three and six months ended June 30, 2025, respectively. The fees are netted against interest and dividend income on the consolidated statements of operations.

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

Included in the total brokerage charge are amounts paid to the clearing brokers for execution and clearing costs, which are reflected in the commissions line of the consolidated statements of operations, and the remaining amounts are management fees paid to the Advisors, compensation to the selling agents and an amount to the General Partner for management services rendered, which are reflected in the brokerage charge line on the consolidated statements of operations. The brokerage charge in the amounts of $254,816 and $520,596 for the three and six months ended June 30, 2026, respectively, and $288,838 and $560,993 for the three and six months ended June 30, 2025, respectively, are shown on the consolidated statements of operations.

Ongoing organization and offering costs of the Partnership are paid for by the General Partner and reimbursed by the Partnership. The organization and offering costs in the amounts of $13,099 and $26,878 for the three and six months ended June 30, 2026, respectively, and $13,722 and $29,260 for the three and six months ended June 30, 2025, respectively, are shown on the consolidated statements of operations.

Operating expenses of the Partnership are paid for by the General Partner and reimbursed by the Partnership. To the extent operating expenses are less than 0.25 percent of the Partnership’s average month-end net assets during the year, the difference may be reimbursed, at the General Partner’s discretion, pro rata to record-holders as of December 31 of each year. The operating expenses in the amounts of $12,376 and $25,360 for the three and six months ended June 30, 2026, respectively, and $12,702 and $26,964 for the three and six months ended June 30, 2025, respectively, are shown on the consolidated statement of operations.

An entity owned in part and controlled by Mr. Kavanagh, who indirectly controls and is president of Dearborn Capital Management, L.L.C., the general partner of the Partnership, and in part by Mr. Al Rayes, who is a principal of the General Partner, and an entity owned in part and controlled by Mr. Meehan, the chief operating officer of the general partner, and Mr. Benitez, executive vice president, product management of the general partner, hold a minority ownership interest in EMC, which is one of the commodity trading advisors of the Partnership. The general partner, on behalf of the Partnership, pays EMC a quarterly consulting fee and a quarterly incentive fee based on new trading profits, if any, achieved on EMC’s allocated net assets at the end of each period. EMC was paid approximately $14,100 and $28,800, in consulting fees and no incentive fees for the three and six months ended June 30, 2026, respectively, and $13,600 and $29,800, in consulting fees and no incentive fees for the three and six months ended June 30, 2025, respectively.

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

Note 7. Financial Highlights

The following financial highlights and per unit performance reflect activity related to the Partnership. The following per unit performance calculations reflect activity related to the Partnership for the three and six months ended June 30, 2026 and 2025. Total return is based on the change in value during the period of a theoretical investment made by a limited partner at the beginning of each calendar month during the period and is not annualized. The expense ratios below are computed based upon the weighted average net assets of the Limited Partners for the three and six months ended June 30, 2026 and 2025 (annualized). Individual limited partners’ ratios may vary from these ratios based on various factors, including but not limited to the timing of capital transactions.

	Three Months ended June 30, 2026
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$971.67	$755.58	$932.01	$891.83	$968.04	$930.45
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	1.69	1.45	1.56	1.70	1.65	1.55
Net investment loss (1)	(8.70)	(8.13)	(2.91)	(3.56)	(1.72)	(2.20)
Total income (loss) from operations	(7.01)	(6.68)	(1.35)	(1.86)	(0.07)	(0.65)
Net asset value per unit at end of period	$964.66	$748.90	$930.66	$889.97	$967.97	$929.80

Total Return	(0.72)%	(0.88)%	(0.15)%	(0.21)%	(0.01)%	(0.07)%

Ratios as a percentage of average net assets
Expenses prior to incentive fees (2)	6.47%	7.23%	4.15%	4.63%	3.62%	3.84%
Incentive fees (3)	—%	—%	—%	0.01%	—%	—%
Total expenses	6.47%	7.23%	4.15%	4.64%	3.62%	3.84%
Net investment loss (2) (4)	(3.55)%	(4.27)%	(1.23)%	(1.56)%	(0.68)%	(0.93)%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30, 2025
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$845.02	$661.44	$791.92	$759.70	$817.99	$788.21
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	(8.26)	(6.33)	(7.71)	(7.40)	(7.94)	(7.66)
Net investment loss (1)	(7.18)	(6.81)	(2.25)	(2.63)	(1.24)	(1.67)
Total income (loss) from operations	(15.44)	(13.14)	(9.96)	(10.03)	(9.18)	(9.33)
Net asset value per unit at end of period	$829.58	$648.30	$781.96	$749.67	$808.81	$778.88

Total Return	(1.83)%	(1.99)%	(1.26)%	(1.32)%	(1.12)%	(1.18)%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees (2)	6.93%	7.73%	4.62%	4.87%	4.14%	4.34%
Incentive fees (3)	—%	—%	—%	—%	—%	—%
Total expenses	6.93%	7.73%	4.62%	4.87%	4.14%	4.34%
Net investment loss (2) (4)	(3.45)%	(4.19)%	(1.15)%	(1.40)%	(0.62)%	(0.86)%

	Six Months ended June 30, 2026
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$949.81	$739.83	$905.69	$867.21	$939.39	$903.49
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	32.64	25.61	30.99	29.92	32.20	30.89
Net investment loss (1)	(17.79)	(16.54)	(6.02)	(7.16)	(3.62)	(4.58)
Total income (loss) from operations	14.85	9.07	24.97	22.76	28.58	26.31
Redemption
Net asset value per unit at end of period	$964.66	$748.90	$930.66	$889.97	$967.97	$929.80

Total Return	1.56%	1.23%	2.76%	2.63%	3.04%	2.91%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees (2)	6.48%	7.21%	4.15%	4.54%	3.62%	3.84%
Incentive fees (3)	—%	—%	0.01%	0.01%	0.01%	0.01%
Total expenses	6.48%	7.21%	4.16%	4.55%	3.63%	3.85%
Net investment loss (2) (4)	(3.59)%	(4.29)%	(1.26)%	(1.56)%	(0.71)%	(0.96)%

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2025
	Class A	Class B	Legacy 1	Legacy 2	Global 1	Global 2
	Units	Units	Class Units	Class Units	Class Units	Class Units
Per Unit Performance
(for unit outstanding throughout the entire period):
Net asset value per unit at beginning of period	$882.25	$691.71	$822.05	$789.09	$847.94	$817.58
Income (loss) from operations
Net realized and change in unrealized gain (loss) from trading (1)	(39.89)	(31.08)	(37.27)	(35.74)	(38.51)	(37.05)
Net investment loss (1)	(12.78)	(12.33)	(2.82)	(3.68)	(0.62)	(1.65)
Total income (loss) from operations	(52.67)	(43.41)	(40.09)	(39.42)	(39.13)	(38.70)
Redemption
Net asset value per unit at end of period	$829.58	$648.30	$781.96	$749.67	$808.81	$778.88

Total Return (6)	(5.97)%	(6.28)%	(4.88)%	(5.00)%	(4.61)%	(4.73)%

Ratios as a percentage of average net assets:
Expenses prior to incentive fees (2)	6.46%	7.21%	4.17%	4.41%	3.64%	3.87%
Incentive fees (3)	—%	—%	—%	—%	—%	—%
Total expenses	6.46%	7.21%	4.17%	4.41%	3.64%	3.87%
Net investment loss (2) (4)	(3.01)%	(3.71)%	(0.71)%	(0.97)%	(0.15)%	(0.42)%

(1)	Net investment loss per unit is calculated by dividing the expenses net of interest income by the average number of units outstanding during the period. The net realized and change in unrealized gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Annualized.
(3)	Not annualized.
(4)	Excludes incentive fee.

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

The purchase and sale of futures and options on futures contracts require margin deposits with FCMs. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The Partnership utilizes ADM Investor Services, Inc. and StoneX Financial Inc. as its clearing brokers.

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The amount of required margin and good faith deposits with the FCMs usually ranges from 5% to 35% of the Partnership’s net asset value. The cash deposited with the FCMs at June 30, 2026 and December 31, 2025 was $2,876,811 and $3,141,113, respectively, which was 15.49% and 16.09% of the net asset value, respectively, and is included in equity in brokers’ trading accounts on the consolidated statements of financial condition.

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

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The monthly average number of futures contracts bought and sold was 2,497 and 2,883 for the three and six months ended June 30, 2026, respectively, and 2,976 and 2,974 for the three and six months ended June 30, 2025, respectively. The following tables summarize the quantitative information required by FASB ASC 815:

Fair Values of Derivative Instruments at June 30, 2026 and December 31, 2025

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
Type of Contract	Condition Location	June 30, 2026	June 30, 2026	Fair Value

Agriculturals contracts	Net unrealized gain (loss) on open futures contracts	$2,998	$(15,678)	$(12,680)

Currencies contracts	Net unrealized gain (loss) on open futures contracts	331,604	(16,789)	314,815

Energy contracts	Net unrealized gain (loss) on open futures contracts	7,089	(35,882)	(28,793)

Interest rates contracts	Net unrealized gain (loss) on open futures contracts	56,287	(65,408)	(9,121)

Meats contracts	Net unrealized gain (loss) on open futures contracts	577	(65,739)	(65,162)

Metals contracts	Net unrealized gain (loss) on open futures contracts	247,677	(344,565)	(96,888)

Soft commodities contracts	Net unrealized gain (loss) on open futures contracts	1,086	(82,860)	(81,774)

Stock indices contracts	Net unrealized gain (loss) on open futures contracts	179,501	(43,754)	135,747

Total		$826,819	$(670,675)	$156,144

	Consolidated	Asset	Liability
	Statements of Financial	Derivatives	Derivatives
Type of Contract	Condition Location	December 31, 2025	December 31, 2025	Fair Value

Agriculturals contracts	Net unrealized gain (loss) on open futures contracts	$108,369	$(19,884)	$88,485

Currencies contracts	Net unrealized gain (loss) on open futures contracts	199,573	(27,740)	171,833

Energy contracts	Net unrealized gain (loss) on open futures contracts	91,788	(67,259)	24,529

Interest rates contracts	Net unrealized gain (loss) on open futures contracts	178,497	(76,734)	101,763

Meats contracts	Net unrealized gain (loss) on open futures contracts	2,598	(710)	1,888

Metals contracts	Net unrealized gain (loss) on open futures contracts	702,874	(137,794)	565,080

Soft commodities contracts	Net unrealized gain (loss) on open futures contracts	96,833	(35,250)	61,583

Stock indices contracts	Net unrealized gain (loss) on open futures contracts	157,155	(31,573)	125,582

Total		$1,537,687	$(396,944)	$1,140,743

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

The Effect of Derivative Instruments on the Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025

		Three Months Ended		Six Months Ended
Type of Contract	Line Item in Consolidated Statements of Operations	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Futures contracts
Agriculturals contracts	Net gains (losses) from futures trading	$(110,442)	$177,226	$(147,983)	$(15,532)
Currencies contracts	Net gains (losses) from futures trading	458,706	106,683	421,231	(407,595)
Energy contracts	Net gains (losses) from futures trading	(125,507)	(163,760)	279,203	(401,427)
Interest rates contracts	Net gains (losses) from futures trading	18,993	(450,447)	(422,323)	(798,080)
Meats contracts	Net gains (losses) from futures trading	(139,793)	127,102	(252,473)	145,751
Metals contracts	Net gains (losses) from futures trading	(373,117)	(69,374)	277,908	509,350
Soft commodities contracts	Net gains (losses) from futures trading	(274,195)	(6,569)	1,049	(24,842)
Stock indices contracts	Net gains (losses) from futures trading	635,341	85,186	638,893	34,438
Total futures contracts	Net gains (losses) from futures trading	$89,986	$(193,953)	$795,505	$(957,937)

Line Item in Consolidated Statements of Operations	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net gains (losses) from futures trading
Realized	$290,590	$(546,828)	$1,780,104	$(416,480)
Change in unrealized	(200,604)	352,875	(984,599)	(541,457)
Total realized and change in unrealized net gains (losses) from futures trading	$89,986	$(193,953)	$795,505	$(957,937)

The tables below show the gross amounts of recognized derivative assets and gross amounts offset in the accompanying Consolidated Statements of Financial Condition:

Offsetting of Derivative Assets

As of June 30, 2026

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$826,819	$(670,675)	$156,144

Grant Park Futures Fund Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

Offsetting of Derivative Liabilities

As of June 30, 2026

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$670,675	$(670,675)	$—

Derivative Assets and Liabilities and Collateral Received by Counterparty

As of June 30, 2026

		Gross Amounts Not Offset in the Consolidated
		Statements of Financial Condition
	Net Amount of
	Unrealized Gain/(Loss)
	Presented in
	the Consolidated
	Statements of	Financial	Cash Collateral
Counterparty	Financial Condition	Instruments	Pledged	Net Amount

ADM Investor Services, Inc.	$(52,495)	$—	$52,495	$—
StoneX Financial Inc.	208,639	—	—	208,639
Total	$156,144	$—	$52,495	$208,639

Offsetting of Derivative Assets

As of December 31, 2025

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Assets	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$1,537,687	$(396,944)	$1,140,743

Offsetting of Derivative Liabilities

As of December 31, 2025

Net Amount of
		Gross Amounts	Unrealized Gain/(Loss)
		Offset in the	Presented in
	Gross Amount of	Consolidated	the Consolidated
	Recognized	Statements of	Statements of
Type of Instrument	Liabilities	Financial Condition	Financial Condition

Total U.S. and foreign futures contracts	$396,944	$(396,944)	$—

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

The Partnership has engaged U.S. Bank N.A. as custodian and terminated its custodial relationship with State Street Bank and Trust Company, effective July 31, 2026.

EMC will no longer trade its Balance Program for the Partnership effective August 1, 2026. However, EMC will continue to trade its Classic Program for the Partnership.

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

EMC Capital Advisors, LLC will no longer trade its Balance Program for Grant Park effective August 1, 2026. However, EMC will continue to trade its Classic Program for Grant Park.

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

Results of Operations

Grant Park’s returns, which are Grant Park’s trading gains plus interest and dividend income less brokerage fees, performance fees, operating costs and offering costs borne by Grant Park, for the three and six months ended June 30, 2026 and 2025, are set forth in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total return – Class A Units	(0.72)%	(1.83)%	1.56%	(5.97)%
Total return – Class B Units	(0.88)%	(1.99)%	1.23%	(6.28)%
Total return – Legacy 1 Class Units	(0.15)%	(1.26)%	2.76%	(4.88)%
Total return – Legacy 2 Class Units	(0.21)%	(1.32)%	2.63%	(5.00)%
Total return – Global 1 Class Units	(0.01)%	(1.12)%	3.04%	(4.61)%
Total return – Global 2 Class Units	(0.07)%	(1.18)%	2.91%	(4.73)%

Grant Park’s total net asset value at June 30, 2026 was approximately $18.6 million, at December 31, 2025 was approximately $19.5 million, and at June 30, 2025 was approximately $19.2 million, respectively. Results from past periods are not indicative of results that may be expected for any future period.

The table below sets forth Grant Park’s trading gains or losses by sector, excluding securities, for the three and six months ended June 30, 2026 and 2025.

	% Gain (Loss)		% Gain (Loss)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Agriculturals	(0.6)%	0.9%	(0.8)%	—%
Currencies	2.4	0.6	2.2	(1.8)
Energy	(0.7)	(0.9)	1.4	(1.9)
Interest rates	0.1	(2.3)	(2.2)	(3.8)
Meats	(0.7)	0.7	(1.3)	0.7
Metals	(2.0)	(0.4)	0.9	2.3
Soft commodities	(1.4)	—	(0.2)	(0.2)
Stock indices	3.2	0.5	3.0	0.2

Total	0.3%	(0.9)%	3.0%	(4.5)%

Three months ended June 30, 2026 compared to three months ended June 30, 2025

For the three months ended June 30, 2026, Grant Park had a negative return of (0.7)% for the Class A units, a negative return of (0.9)% for the Class B units, a negative return of (0.2)% for the Legacy 1 Class units, a negative return of (0.2)% for the Legacy 2 Class units, a negative return of (0.0)% for the Global 1 Class units, and a negative return of (0.1)% for the Global 2 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 0.3% which were increased by gains of 0.7% from interest and dividend income. These trading gains were decreased by 1.5% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2025, Grant Park had a negative return of (1.8)% for the Class A units, a negative return of (2.0)% for the Class B units, a negative return of (1.3)% for the Legacy 1 Class units, a negative return of (1.3)% for the Legacy 2 Class units, a negative return of (1.1)% for the Global 1 Class units, and a negative return of (1.2)% for the Global 2 Class units. On a combined basis prior to expenses, Grant Park had trading losses of 0.9% which were decreased by gains of 0.9% from interest and dividend income. These trading losses were increased by 1.6% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

For the six months ended June 30, 2026, Grant Park had a positive return of 1.6% for the Class A units, a positive return of 1.2% for the Class B units, a positive return of 2.8% for the Legacy 1 Class units, a positive return of 2.6% for the Legacy 2 Class units, a positive return of 3.0% for the Global 1 Class units, and a positive return of 2.9% for the Global 2 Class units. On a combined basis prior to expenses, Grant Park had trading gains of 3.0% which were increased by gains of 1.5% from interest and dividend income. These trading gains were decreased by 2.5% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park. For the same period in 2025, Grant Park had a negative return of (6.0)% for the Class A units, a negative return of (6.3)% for the Class B units, a negative return of (4.9)% for the Legacy 1 Class units, a negative return of (5.0)% for the Legacy 2 Class units, a negative return of (4.6)% for the Global 1 Class units, and a negative return of (4.7)% for the Global 2 Class units. On a combined basis prior to expenses, Grant Park had trading losses of 4.5% which were decreased by gains of 1.8% from interest and dividend income. These trading losses were increased by 2.9% in combined brokerage fees, performance fees and operating and offering costs borne by Grant Park.

Six months ended June 30, 2026

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

Key trading developments for Grant Park during the first six months of 2026 included the following:

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

April. Grant Park recorded gains during the month. Class A units were up 2.53%, Class B units were up 2.47%, Legacy 1 Class units were up 2.61%, Legacy 2 Class units were up 2.62%, Global 1 Class units were up 2.65% and Global 2 Class units were up 2.61%. Grant Park’s April performance was positive. Performance in the stock indices sector was positive and was driven by positions in the Nasdaq, Nikkei, S&P 500, MSCI Emerging Markets and FTSE China A50 indices. The agricultural markets were positive, led by positions in soybean oil, live cattle and feeder cattle. Positive performance in the energies sector was due to positions in gasoline blendstock. The interest-rate sector was positive due to positions in Japanese government bonds and Euro-Buxl. Currencies sector performance was slightly positive, led by positions in the British pound, Mexican peso and Australian dollar. Negative performance in the metals sector was driven by positions in gold.

May. Grant Park recorded losses during the month. Class A units were down 0.83%, Class B units were down 0.89%, Legacy 1 Class units were down 0.60%, Legacy 2 Class units were down 0.62%, Global 1 Class units were down 0.56% and Global 2 Class units were down 0.58%. Grant Park’s May performance was negative. The agricultural markets were negative, led by positions in feeder cattle, live cattle, corn, robusta, red wheat and cotton. The energies sector was negative due to positions in gasoline blendstock, natural gas and brent oil. The interest-rate sector was negative due to positions in Australian 3-year bonds, German bunds and Euro-Buxl. Performance in the stock indices sector was positive and was driven by positions in the Nikkei, Nasdaq, S&P 500 and FTSE Taiwan indices. Currencies sector performance was positive, led by positions in the Japanese yen, Mexican peso, and USD/CNH (Renminbi) futures. Positive performance in the metals sector was driven by positions in high-grade copper and aluminum.

June. Grant Park recorded losses during the month. Class A units were down 2.35%, Class B units were down 2.41%, Legacy 1 Class units were down 2.09%, Legacy 2 Class units were down 2.15%, Global 1 Class units were down 2.04% and Global 2 Class units were down 2.04%. Grant Park’s June performance was negative. The agricultural markets were negative, led by positions in soybean oil, sugar, coffee, soybean meal, corn, feeder cattle and live cattle. Negative performance in the metals sector was driven by positions in gold, high-grade copper, aluminum, iron ore and nickel. The energies sector was negative due to positions in gasoline blendstock and heating oil. The interest-rate sector was negative due to positions in Japanese government bonds and the Euro-Buxl. Performance in the stock indices sector was positive and was driven by positions in the Nikkei index. Currencies sector performance was positive, led by positions in the Canadian dollar, Japanese yen, euro, Swiss franc, U.S. dollar and New Zealand dollar.

Six months ended June 30, 2025

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

Grant Park maintains a portion of its assets at its clearing brokers as well as at Lake Forest Bank & Trust Company. These assets, which may range from 5% to 35% of Grant Park’s value, are held in cash, and/or U.S. Treasury securities. The balance of Grant Park’s assets, which range from 65% to 95%, are invested in investment grade money market instruments, U.S. Treasury securities, U.S. Government sponsored enterprises and exchange-traded funds purchased by the general partner which are held in a separate account in the name of GP Cash Management, LLC and were previously custodied at State Street Bank and Trust Company. See Note 4 to the consolidated financial statements included in this report for further information regarding this arrangement. Grant Park has engaged U.S. Bank N.A. as custodian and terminated its custodial relationship with State Street Bank and Trust Company, effective July 31, 2026. The general partner currently manages the liquid assets of Grant Park. Violent fluctuations in prevailing interest rates and/or changes in other economic conditions could cause mark-to-market losses on Grant Park’s cash management income.

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

Value at Risk by Market Sectors

The following tables indicate the trading value at risk associated with Grant Park’s open positions by market category as of June 30, 2026 and December 31, 2025 and the trading gains/losses by market category for the six months ended June 30, 2026 and the year ended December 31, 2025. All open position trading risk exposures of Grant Park, except for securities, have been included in calculating the figures set forth below. As of June 30, 2026, Grant Park’s net asset value was approximately $18.6 million. As of December 31, 2025, Grant Park’s net asset value was approximately $19.5 million.

	June 30, 2026
Market Sector	Value at Risk*	Trading Gain/(Loss)

Currencies	0.7%	2.2%
Interest rates	0.3	(2.2)
Stock indices	0.3	3.0
Metals	0.2	0.9
Agriculturals/soft commodities/meats	0.2	(2.3)
Energy	—	1.4
Aggregate/Total	0.8%	3.0%

	December 31, 2025
Market Sector	Value at Risk*	Trading Gain/(Loss)

Metals	0.7%	14.3%
Stock indices	0.5	7.6
Agriculturals/soft commodities/meats	0.4	0.2
Currencies	0.3	(0.7)
Interest rates	0.2	(4.9)
Energy	0.1	(4.3)
Aggregate/Total	1.2%	12.2%

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

Qualitative Market Risk

Trading Risk

The following were the primary trading risk exposures of Grant Park as of June 30, 2026, by market sector.

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

Non-Trading Risk Exposure

The following were the only non-trading risk exposures of Grant Park as of June 30, 2026.

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

There were no changes in Grant Park’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, Grant Park’s internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors relating to Grant Park from those previously disclosed in Grant Park’s Annual Report on Form 10-K for its fiscal year ended December 31, 2025, in response to Item 1A to Part 1 of Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There are no Grant Park units authorized for issuance under equity compensation plans. There have been no sales of unregistered securities of Grant Park during the quarter ended June 30, 2026. In addition, Grant Park did not repurchase any units under a formal repurchase plan. All Grant Park unit redemptions were in the ordinary course of business during the quarter ended June 30, 2026. There have not been any purchases of units by Grant Park or any affiliated purchasers during the quarter ended June 30, 2026.

Item 6.  Exhibits

(a)Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1

The following financial statements from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Condensed Schedule of Investments; (iii) Consolidated Statements of Operations; (iv) Consolidated Statements of Changes in Partners’ Capital (Net Asset Value); and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRANT PARK FUTURES FUND
LIMITED PARTNERSHIP

Date: August 14, 2026	by:	Dearborn Capital Management, L.L.C.
its general partner

		By:	/s/ David M. Kavanagh
David M. Kavanagh
President
(principal executive officer)

		By:	/s/ Maureen O’Rourke
Maureen O’Rourke
Chief Financial Officer
(principal financial and accounting officer)